Form 10QSB
period 1996-09-30
MICROVISION INC
filed 1996-11-14
CIK 65770

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1996.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.
     For the transition period from ___________to____________

                       COMMISSION FILE NUMBER 0-21221

                             MICROVISION, INC.
     (Exact Name of Small Business Issuer as Specified in Its Charter)

          WASHINGTON                                    91-1600822
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or organization)

        2203 AIRPORT WAY SOUTH, SUITE 100, SEATTLE, WASHINGTON 98134
                  (Address of Principal Executive Offices)

     Registrant's telephone number, including area code: (206) 623-7055

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes         No   X
           -----      -----

                   APPLICABLE ONLY TO ISSUERS INVOLVED IN
                     BANKRUPTCY PROCEEDINGS DURING THE
                            PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes__________ No__________

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1996 5,733,796 shares of the company's common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                              -----   -----

                                   PART I
                           FINANCIAL INFORMATION

Item 1 - Financial Statements

         Balance Sheets at September 30, 1996 and December 31, 1995.         3

         Statements of Operations for the three and nine months ended        4
         September 30, 1996 and 1995 and for the period from inception to September 30, 1996

         Statements of Cash Flows for the nine months ended September 30,    5
         1996 and 1995 and for the period from inception to September 30, 1996

         Notes to Financial Statements                                       6

Item 2 - Management's Discussion and Analysis of Financial Condition         7
         and Results of Operations

                             MICROVISION, INC.
                       (a development stage company)
                               BALANCE SHEETS

                                   ASSETS

                                               September 30,      December 31,
                                                   1996               1995
                                               ------------       -----------
                                               (unaudited)           (Note)
Current Assets;
  Cash and cash equivalents                   $16,447,000          $    98,500
  Accounts receivable                              50,000                    -
  Receivables from former employees                 2,800               69,400
  Other current assets                              5,300                    -
                                              -----------          -----------
    Total current assets                       16,505,100              167,900

Equipment, net                                    102,500                9,100
Other assets                                      101,300                2,000
                                              -----------          -----------
   Total assets                               $16,708,900             $179,000
                                              ===========          ===========



               LIABILITIES AND SHAREHOLDERS'EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable                            $   920,500           $  207,500
  Accrued liabilities                             472,400              336,400
  7% Convertible Subordinated Notes due 1997      750,000                    -
                                              -----------          -----------
    Total liabilities                           2,142,900              543,900
                                              ===========          ===========

Shareholders' Equity (Deficit):
  Preferred stock                                       -            2,038,900
  Common stock                                 23,949,100            4,745,900
  Deferred compensation                           (73,600)             (42,800)
  Accumulated deficit                          (9,309,500)          (7,106,900)
                                              -----------           ----------
    Total shareholders' equity (deficit)       14,566,000              364,900
                                              -----------           ----------
    Total liabilities and equity (deficit)    $16,708,900           $  179,000
                                              ===========           ==========

See accompanying notes to financial statements.

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             MICROVISION, INC.
                       (a development stage company)
                          STATEMENT OF OPERATIONS

                                (unaudited)

                                                                                               May 1993
                                Three Months Ended                Nine Months Ended          (inception)
                                   September 30,                    September 30,               through
                             -------------------------       --------------------------    September 30,
                                   1996           1995            1996             1995            1996
                             ----------      ---------       ---------       ----------      ----------
Contract Revenues            $   50,000      $  29,300     $    77,200      $    29,300     $   106,500

Research and development
   expense                      323,300        328,000       1,015,400        1,028,000       5,897,800
Marketing, general and
   administrative expense       661,100        560,500       1,331,100          968,400       3,631,400
                             ----------      ---------     -----------      -----------     -----------
        Total expenses          984,400        888,500       2,346,500        1,996,400       9,529,200
                             ----------      ---------     -----------      -----------     -----------

Loss from operations           (934,400)      (859,200)     (2,269,300)      (1,967,100)     (9,422,700)

Interest income                  74,400         12,400          79,400           21,400         161,700
Interest expense                 10,300         15,000          12,700           15,000          48,500
                             ----------      ---------     -----------      -----------     -----------

Net loss                     $ (870,300)     $(861,800)    $(2,202,600)     $(1,960,700)    $(9,309,500)
                             ==========      =========     ===========      ===========     ===========


Net loss per share           $    (0.16)     $   (0.18)    $     (0.43)     $     (0.42)
                             ==========      =========     ===========      ===========

Weighted average shares
  used in computing per
  share amounts               5,600,931      4,773,746       5,089,935        4,654,270
                             ==========      =========     ===========      ===========


See accompanying notes to financial statements.

                             MICROVISION, INC.
                       (a development stage company)
                          STATEMENT OF CASH FLOWS
                                (unaudited)


                                                                                                                    May 1993
                                                                            Nine months ended                     (inception)
                                                                              September 30,                          through
                                                                  ----------------------------------            September 30,
                                                                        1996                    1995                    1996
                                                                  ----------              ----------              ----------
Cash flows from operating activities:
   Net loss                                                      $(2,202,600)            $(1,960,700)            $(9,309,500)
   Adjustments to reconcile net loss to
    net cash used in operations:
   Amortization of deferred compensation                              49,200                  72,300                 256,600
   Depreciation and write-off of equipment                             9,900                   4,000                  45,600
   Non-cash expenses related to issuance of                                                        -                       -
        stock, warrants and options                                   74,400                 467,700               1,182,100
   Changes in:
      Receivables                                                    (50,000)                (45,900)                (50,000)
      Receivables from former employees                                    -                       -                  (2,800)
      Other current assets                                            (5,300)                 (3,100)                 (5,300)
      Other assets                                                   (99,300)                  7,300                (101,300)
      Accounts payable                                               713,000                 (40,600)                920,500
      Accrued liabilities                                            136,000                  13,600                 472,400
                                                                 -----------              ----------              ----------
         Net cash used in operating activities                    (1,374,700)             (1,485,400)             (6,591,700)
                                                                 -----------              ----------              ----------

Cash flows from investing activities:
   Purchases of equipment                                           (103,300)                      -                (148,100)
                                                                 -----------              ----------              ----------
        Net cash used in investing activities                       (103,300)                      -                (148,100)
                                                                 -----------              ----------              ----------

Cash flows from financing activities:
   Proceeds from issuance of convertible
        subordinated notes                                           750,000                                         750,000
   Net proceeds from isssuance of preferred                                                                                -
        stock                                                      1,493,900               3,541,300
   Net proceeds from issuance of common
        stock                                                     15,582,600                                      22,436,800
                                                                 -----------              ----------              ----------
        Net cash provided by financing activities                 17,826,500               3,541,300              23,186,800
                                                                 -----------              ----------              ----------

Net increase in cash and cash equivalents                         16,348,500               2,055,900              16,447,000
Cash and equivalents at the beginning
   of the period                                                      98,500                  67,700                       -
                                                                 -----------              ----------             -----------
Cash and equivalents at the end of
   the period                                                    $16,447,000              $2,123,600             $16,447,000
                                                                 ===========              ==========             ===========


     See accompanying notes to financial statements.

                             MICROVISION, INC.
                       (a development stage company)
                       Notes to Financial Statements
                             September 30, 1996

MANAGEMENT'S STATEMENT

     The accompanying unaudited financial statements at September 30, 1996 and 1995 and for the periods then ended, including the period from inception to date, have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the audited financial statements for the twelve month period ended December 31, 1995. These statements include all adjustments (consisting only of normal recurring accruals) that, in the opinion of the Company's management, are necessary for a fair presentation of the results for the interim and inception to date periods presented. The interim results are not necessarily indicative of results that may be expected for a full year and should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, which are included in the Prospectus (Registration Number 333-5276-LA) dated August 27, 1996.

COMPUTATION OF EARNINGS (LOSS) PER SHARE

     Net loss per share information is computed using the weighted average number of shares of common stock outstanding during each period. Common equivalent shares issuable upon the exercise of outstanding options and warrants to purchase shares of the Company's common stock (using the treasury stock method) are not included in the calculation of the net loss per share for the three and nine month periods ended September 30, 1996 and 1995, because the effect of their inclusion is anti-dilutive. In accordance with Securities and Exchange Commission Staff Accounting Bulletins (SABs), common equivalent shares issued by the Company at prices below the public offering price of $8.00 per unit during the period beginning one year prior to the initial filing of the registration statement for the Company's initial public offering have been included in the calculation as if they were outstanding for all periods (using the treasury stock method and the initial public offering price of $8.00 per unit).

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projection of revenues, income, or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such statements are inherently subject to risks and uncertainties as further described herein and in the "Risk Factors" section of the Rule 424(b)(4) Prospectus, Registration Number 333-5276-LA, filed by the Company in August 1996. The Company's actual results may differ materially from the results projected in the forward-looking statements.

OVERVIEW

     The Company commenced operations in May 1993 to develop and commercialize technology for displaying images and information directly onto the retina of the eye. In 1993 the Company acquired the exclusive license to the Virtual Retinal Display technology ("VRD") from the University of Washington and entered into a research agreement with the University of Washington to further develop the VRD technology. Since its formation, the Company has been in the development stage, with its principal activities consisting of assembling a qualified technical, business development and executive management team, working with the University of Washington in the continuing development of the VRD technology and prototype products, and raising capital. The Company has generated no significant revenues and has incurred substantial losses since its inception. The Company expects to continue to incur significant operating losses for the next several years.

     The Company's objective is to be a leading provider of personal display products and imaging technology in a broad range of professional and consumer applications. The Company expects to achieve this objective and to generate revenues through a combination of the following activities: technology licensing to original equipment manufacturers ("OEMs") of consumer electronics products; provision of engineering services associated with cooperatiave development arrangements and research contracts; and the manufacture and sale of high-performance personal display products to professional users, directly, through OEM's or through joint ventures.

     The Company is in discussions with systems and equipment manufacturers in the defense and wireless communications, computing, and commercial and consumer electronics industries. The Company expects to work with certain of these manufacturers to develop or co-develop specific products that the Company believes to be the most commerically viable.

     The Company does not expect to have any significant revenues until late 1997 at the earliest. Revenues in late 1997, if any, are expected to be derived from cooperative development projects and government research grants. Revenues from sales of products may not occur until substantially later, if at all.

     The Company currently has two prototype versions of the VRD. The Company expects to continue funding prototype and demonstration versions of products incorporating the VRD technology throughout 1996 and 1997. Future revenues, profits and cash flow, and the Company's ability to achieve its strategic objectives described herein, will depend upon a number of risks and uncertainties, including acceptance of the VRD technology by various industries and OEMs, market acceptance of products incorporating the VRD technology and the technical performance of such products. Additionally, the Company must be able to attract, retain and motivate qualified technical and management personnel and both anticipate and adapt to a rapidly changing, competitive market for information display technologies.

PLAN OF OPERATION

     The Company intends to invest over the next year in ongoing innovation and improvements to the VRD technology, including the development of component technology and additional prototypes as well as the design of subsystems and products. The Company has commenced establishing and equipping its own laboratory and facilities in support of this work. The Company is adding to its technical and business staff in support of its technology development and marketing objectives and, in particular is adding to its engineering staff. The operating plan also provides for the completion of the research agreement with the University of Washington and the development of strategic relationships with systems and equipment manufactures.

RESULTS OF OPERATIONS

     The Company is in the development stage and has not generated significant revenues. As of September 30, 1996, the Company had an accumulated deficit since inception of $9.3 million. The Company expects continuing and increasing expenditures in research and development as it focuses its efforts on further development and refinement of the VRD technology and pursues commercialization of the VRD technology.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED
TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     Revenue increased $20,700 or 71% to $50,000 in the three months ended September 30, 1996 from $29,300 for the comparable period in 1995. The revenue in the period September 30, 1996 resulted from a purchase order with Lockheed Martin Corp.'s Information Systems Division for a prototype display model of the VRD for a military trade show which is being recognized on the percentage completion method. The revenue for the period ended September 30, 1995 was derived from a contract with Fujitsu Research Institute, which called for defining possible applications for the VRD technology.

     Research and development expenses for the three months ended September 30, 1996 were at a comparable level with expenditures in the same period of the previous year. In both periods, the research and development expenses were primarily the payments made under the Company's research agreement with the University of Washington. The Company expects its research and development expenses to increase over amounts in prior periods as it builds its technical staff and expands its internal research and development activities.

     Marketing, general and administrative expenses increased $100,600 or 18% to $661,100 in the three months ended September 30, 1996 from $560,500 for the comparable period in 1995. The increase reflected increases in compensation and associated employee costs for both existing employees and employees hired during the period as well as increases in contract labor and supplies attributable in part for the fulfillment of the Company's purchase order from Lockheed Martin Corp. as noted above. The Company expects marketing, general and administrative expenses to increase over amounts in prior periods in support of the expected increases in research and development as well as in marketing activities.

     Net interest income in the three months ended September 30, 1996 was $64,100 as compared to net interest expense of $2,600 in the comparable period of 1995. This increase reflected higher cash balances resulting principally from approximately $15.5 million of net proceeds received from the Company's initial public offering in August 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED
TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     Revenue increased by $47,900 or 163% to $77,200 in the nine months ended September 30, 1996 from $29,300 in the comparable period in 1995. The increase resulted from the revenue recognized in the three months ended September 30, 1996 as described above and a second Fujitsu Research Institute contract recognized in the first quarter of 1996.

     Research and development expenses for the nine months ended September 30, 1996 did not change significantly from the level for the same period in the prior year. In both periods, substantially all of the research and development expenditures were the payments made under the Company's research contract with the University of Washington.

     Marketing, general and administrative expenses increased $362,700 or 37% to $1,331,100 in the nine months ended September 30, 1996 from $968,400 in the comparable period in 1995. The increase resulted largely from expenditures for compensation and other employee related costs for both existing employees and employees hired during the period as well as increases in various operating costs resulting from the increased staffing. In addition, contract labor and supplies used in part in the fulfillment of the Company's purchase order with Lockheed Martin Corp. contributed to the increase. Travel related expenditures also increased as the Company placed greater emphasis on marketing and business development activities during the nine month period ended September 30, 1996.

     Net interest income increased by $60,300 to $66,700 for the nine months ended September 30, 1996 over the $6,400 in the comparable period in 1995. The increase reflected higher cash balances resulting principally from the proceeds of the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through July, 1996, the Company financed its operations primarily through private equity sales and a private placement of convertible subordinated notes. In August 1996, the Company completed its initial public offering of 2,250,000 units, each unit consisting of one share of common stock and one five-year redeemable warrant to purchase one share of common stock at $12.00 per share. The Company received net proceeds from the offering of approximately $15.5 million after deducting underwriting discounts and offering expenses.

     The Company believes that its current cash balances will satisfy its budgeted cash requirements for the foreseeable future, based on the Company's current operating plan. Budgeted operating and capital requirements include provision for approximately $1,300,000 in remaining payments under the research contract with the University of Washington and up to $750,000 in principal amount for the redemption or repayment of the Company's 7% Convertible Subordinated Notes, which are due in July 1997 but which may be redeemed at the option of the holder at par from November 25, 1996 to March 15, 1997. Actual expenses, however, may exceed the amounts budgeted, and will depend, in part, upon the opportunities that arise for commercialization of the VRD technology. The Company may require additional capital earlier to develop products, to respond to competitive pressures, or to meet unanticipated development difficulties.

     The Company's future expenditures and capital requirements will depend on numerous factors, including the progress of its research and development program, the progress in commercialization activities, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments and the ability of the Company to establish cooperative development, joint venture and licensing arrangements. If the Company is successful in establishing co-development and joint venture arrangements, it is expected that the Company's partners would fund certain non-recurring engineering costs for product development. Nevertheless, the Company expects its cash requirements to increase significantly each year as it expands its activities and operations.

     Pending use of its cash and cash equivalents, the Company invests in short-term, interest bearing investment grade securities.

                                  PART II
                             OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to the discussion under the heading "Legal Proceedings" in the Registrant's Prospectus (Registration Number 333-5276-LA) dated August 27, 1996.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

             11.  Computation of Pro Forma Loss Per Share

             27.  Financial Data Schedule

         b.  Reports on Form 8-K

             During the quaterly period ended September 30, 1996, the Company filed no Current Reports on Form 8-K with the Commission.

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MICROVISION, INC.


                                  RICHARD F. RUTKOWSKI
Date: November 13, 1996           ----------------------------------
                                  Richard F. Rutkowski
                                  President, Chief Executive Officer
                                  (Principal Executive Officer)

                                  RICHARD A. RAISIG
Date: November 13, 1996           ----------------------------------
                                  Richard A. Raisig
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer

                               EXHIBIT INDEX

Exhibit
Number                     Description
------                     -----------

  11                       Computation of Pro Forma Loss Per Share

  27                       Financial Data Schedule