Form 10QSB/A
period 1996-09-30
MICROVISION INC
filed 1996-11-27
CIK 65770

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-QSB/A

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

                             MICROVISION, INC.
                       (a development stage company)
                               BALANCE SHEETS

                                   ASSETS

                                               September 30,      December 31,
                                                   1996               1995
                                               ------------       -----------
                                               (unaudited)           (Note)
Current Assets;
  Cash and cash equivalents                   $16,447,000          $    98,500
  Accounts receivable                              50,000                    -
  Receivables from former employees                 2,800               69,400
  Other current assets                              5,300                    -
                                              -----------          -----------
    Total current assets                       16,505,100              167,900

Equipment, net                                    102,500                9,100
Other assets                                      101,300                2,000
                                              -----------          -----------
   Total assets                               $16,708,900             $179,000
                                              ===========          ===========



               LIABILITIES AND SHAREHOLDERS'EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable                            $   920,500           $  207,500
  Accrued liabilities                             472,400              336,400
  7% Convertible Subordinated Notes due 1997      750,000                    -
                                              -----------          -----------
    Total liabilities                           2,142,900              543,900
                                              -----------          -----------

Shareholders' Equity (Deficit):
  Preferred stock                                       -            2,038,900
  Common stock                                 23,949,100            4,745,900
  Deferred compensation                           (73,600)             (42,800)
  Accumulated deficit                          (9,309,500)          (7,106,900)
                                              -----------           ----------
    Total shareholders' equity (deficit)       14,566,000             (364,900)
                                              -----------           ----------
    Total liabilities and equity (deficit)    $16,708,900           $  179,000
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

     The Company's objective is to be a leading provider of personal display products and imaging technology in a broad range of professional and consumer applications. The Company expects to achieve this objective and to generate revenues through a combination of the following activities: technology licensing to original equipment manufacturers ("OEMs") of consumer electronics products; provision of engineering services associated with cooperative development arrangements and research contracts; and the manufacture and sale of high-performance personal display products to professional users, directly, through OEM's or through joint ventures.

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

PLAN OF OPERATION

     The Company intends to invest over the next year in ongoing innovation and improvements to the VRD technology, including the development of component technology and additional prototypes as well as the design of subsystems and products. The Company has commenced establishing and equipping its own laboratory and facilities in support of this work. The Company is adding to its technical and business staff in support of its technology development and marketing objectives and, in particular is adding to its engineering staff. The operating plan also provides for the completion of the research agreement with the University of Washington and the development of strategic relationships with systems and equipment manufacturers.

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


                                  MICROVISION, INC.


                                  RICHARD F. RUTKOWSKI
Date: November 26, 1996           ----------------------------------
                                  Richard F. Rutkowski
                                  President, Chief Executive Officer
                                  (Principal Executive Officer)

                                  RICHARD A. RAISIG
Date: November 26, 1996           ----------------------------------
                                  Richard A. Raisig
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                               EXHIBIT INDEX

Exhibit
Number                     Description
------                     -----------

  11                       Computation of Pro Forma Loss Per Share

  27                       Financial Data Schedule