Form 10KSB
period 1996-12-31
MICROVISION INC
filed 1997-03-31
CIK 65770

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1996

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from __________ to __________

                         Commission file number 0-21221

                                MICROVISION, INC.
                 (Name of small business issuer in its charter)

         Washington                                     91-1600822
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)

                        2203 Airport Way South, Suite 100
                            Seattle, Washington 98134
                                 (206) 623-7055
          (Address and telephone number of principal executive offices)


         Securities registered under Section 12(b) of the Exchange Act:
         --------------------------------------------------------------
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
         --------------------------------------------------------------
                           Common Stock, no par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $102,200

State the aggregate market value of the voting stock held by non-affiliates, based on the closing price for the registrant's Common Stock on the Nasdaq National Market, as of March 19, 1997: approximately $37,246,800

State the number of shares outstanding of the issuer's Common Stock, as of March 19, 1997: 5,778,776

Transitional small business disclosure format:  Yes     No   X
                                                    ---     ---

                                TABLE OF CONTENTS
                                -----------------

Item of Form 10-KSB                                                         Page
-------------------                                                         ----

PART I

Item 1 -   Description of Business............................................ 2

Item 2 -   Description of Property............................................20

Item 3 -   Legal Proceedings..................................................21

Item 4 -   Submission of Matters to a Vote of Security Holders................21

PART II

Item 5 -   Market for the Registrant's Common Stock
           and Related Shareholder Matters....................................22

Item 6 -   Management's Discussion and Analysis of
           Financial Condition and Results of  Operations.....................23

Item 7 -   Financial Statements...............................................28

Item 8 -   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.............................44

PART III

Item 9 -   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..................45

Item 10 -  Executive Compensation.............................................49

Item 11 -  Security Ownership of Certain Beneficial
           Owners and Management..............................................53

Item 12 -  Certain Relationships and Related
           Transactions.......................................................55

Item 13 -  Exhibits and Reports on Form 8-K...................................57

SIGNATURES....................................................................58

EXHIBIT INDEX.................................................................59

                                     PART I

Preliminary Note Regarding Forward-Looking Statements

     The information set forth in this report in Item 1 - "Description of Business" and in Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. Certain factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in Item 1 - "Considerations Related to the Company's Business."

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

     Microvision, Inc. ("Microvision" or the "Company") is developing information display technologies that allow electronically generated images and information to be projected directly onto the retina of the viewer's eye. The Company has developed prototype virtual retinal display ("VRD") devices, including a portable monochrome version and a table-top, full-color version, and is currently refining and developing its VRD technology for commercial applications. The Company expects to commercialize its technology through the development of products and as a supplier of personal display technology to original equipment manufacturers ("OEMs"). The Company believes the VRD technology will be useful in a variety of applications, including portable communication devices, visual simulation and entertainment displays and devices that superimpose images on the user's field of vision. The Company expects that its technology will permit the use of highly miniaturized, lightweight, battery-operated, viewing devices that can be comfortably held or worn as "headphones for the eyes."

     Information displays are the primary medium through which text and images generated by computer and other electronic systems are delivered to end-users. For decades, the cathode ray tube ("CRT") and, more recently, flat panel displays have been the dominant display devices. In recent years, as the computer and electronics industries have made substantial advances in miniaturization, manufacturers have sought lightweight, low-power, cost-effective displays to facilitate the development of more portable products. Flat panel technologies have made meaningful advances in these areas, and liquid crystal flat panel displays are now commonly used for laptop computers and other electronic products. Both CRT and flat panel technologies, however, pose difficult engineering and fabrication problems for more highly miniaturized products, because of inherent constraints in size, weight and power consumption. In addition, many products that use CRT and flat panel displays often become dim and difficult to see in outdoor or other settings where the ambient light is stronger than the light emitted from the screen. As display technologies attempt to keep pace with miniaturization and other advances in information delivery systems, the Company believes that CRT and flat panel technologies will experience increasing difficulty providing the full range of performance characteristics - high resolution, bright display, low power consumption required for state-of-the-art information systems.

     Microvision's VRD is fundamentally different from previously commercialized display technologies. By scanning a low power beam of colored light to "paint" rows of pixels directly on the retina of the viewer's eye, the VRD creates a high resolution, full-motion image without the use of screens or externally projected images. In certain applications, the image appears in the viewer's field of vision as if the viewer were only an arm's length away from a high quality video screen. The VRD also can superimpose an image on the viewer's field of vision, enabling the viewer to see data or other information projected by the device in the context of his or her natural surroundings. In each case, a high resolution, bright image is created.

     The Company's objective is to be a leading provider of personal display products and imaging technology in a broad range of professional and consumer applications. The Company intends to achieve this objective and to generate revenues through a combination of the following activities: technology licensing to OEMs of consumer electronics products; provision of engineering services associated with cooperative development arrangements and research contracts; and the manufacture and sale of high-performance personal display products to professional users, directly or through joint ventures.

     The Company is in discussions with systems and equipment manufacturers in the defense, wireless communications, computing and commercial and consumer electronics industries. The Company intends to work with certain of these manufacturers to develop or co-develop specific products that the Company believes to be the most commercially viable. Even if the Company is successful in arranging development or co-development projects, it does not expect commercial sales of products until at least 1998, and commercial sales may not occur until substantially later, if at all.

     The Company's existing prototypes have demonstrated the technological feasibility of the VRD and the Company's ability to miniaturize certain of its key components. The Company has completed the development of a mechanical resonant scanner ("MRS"), which the Company believes represents a breakthrough in the miniaturization of scanning devices. The Company believes that the MRS will permit high quality image displays using smaller devices produced at lower cost than is possible with current alternative technologies. Additional work is in progress to achieve full-color capability in miniaturized VRD devices, to expand the "exit pupil" of the VRD (which defines the range within which the viewer's eye can move and continue to see the image) and to design products for specific applications.

     The VRD was developed at the University of Washington's Human Interface Technology Lab (the "HIT Lab") by a team of engineers and technicians under the direction of Thomas A. Furness, III, a leader in the development of visual systems. In 1993, the Company acquired the exclusive rights to the VRD technology under a license agreement with the University of Washington (the "UW License Agreement"). Additional development of the VRD technology has taken place in part at the HIT Lab pursuant to a research agreement between the University and the Company (the "Research Agreement"). See "Item 1 Description of Business - University of Washington License Agreement." The University has received two patents on the VRD technology and the MRS and has additional patent applications pending, all of the rights to which have been exclusively licensed to the Company.

     The Company was incorporated under the laws of the State of Washington in May 1993. Its corporate offices are located at 2203 Airport Way South, Suite 100, Seattle, Washington 98134, and its telephone number at that address is
(206) 623-7055.

Considerations Related to the Company's Business

     The following factors should be considered in evaluating the Company's business and operations:

     Market Acceptance of New Technology. The Company's success will depend on successful development and commercial acceptance of the VRD technology, a new technology that permits users to view images and data without the use of a screen by projecting an image directly onto the retina of the viewer's eye. To achieve commercial success, this technology and products incorporating this technology must be accepted by OEMs and end-users, and must meet the expectations of a continually changing marketplace. There can be no assurance that the VRD technology will achieve any measure of market acceptance. See "Item 1 Description of Business."

     Early Stage of Product Development. Although the Company has developed prototype VRD displays, further research, development and testing is necessary before any products will be available for commercial sale. There can be no assurance that the Company will be successful in further refining the VRD technology to produce marketable products. In addition, delays in the development of products, or the inability of the Company to procure partners for the development of products, may delay the introduction of, or prevent the Company from introducing, products to the marketplace and adversely affect the Company's competitive position, financial condition and results of operations. See "Item 1 - Description of Business."

     Development Stage Enterprise; Expectation of Losses; Negative Cash Flows. The Company was founded in May 1993 and, as a development stage enterprise, has not yet generated revenues from product sales. The Company does not expect to generate significant revenues from product sales in the near future. As of December 31, 1996, the Company had an accumulated deficit since inception of $10,563,500, and the Company expects to continue to incur substantial losses and negative cash flow at least through mid-1998 and possibly thereafter. There can be no assurance that the Company will become profitable or cash flow positive at any time in the future. The likelihood of the success of the Company must be considered in light of the expenses, difficulties, and delays frequently encountered by businesses formed to pursue development of new technologies. In particular, the Company's operations to date have focused primarily on research and development of the VRD technology and prototypes and the Company has only recently developed marketing capabilities. It is not possible to estimate future operating expenses and revenues based upon historical performance. Operating results will depend, in part, on matters over which the Company has no control, including, without limitation, general economic conditions, technological and other developments in the electronics, computing, information display and imaging industries, and competition. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Patents and Protection of Proprietary Technology. The Company's ability to compete effectively in the information display market will depend, in part, on the ability of the Company and the University of Washington to maintain the proprietary nature of the VRD technology. The University of Washington has been awarded three U.S. patents relating to the VRD technology. Patent No. 5,467,104 issued in November 1995 has 11 claims, including claims directed to the ability to superimpose images on the user's field of vision. Patent No. 5,557,444 issued in September 1996 has 37 claims relating to the MRS. Patent No. 5,596,339 issued in January 1997 has 32 claims relating to a VRD using optical fiber. The University also has received notice of allowance from the U.S. Patent and Trademark Office with respect to certain claims under a fourth U.S. patent application for a VRD using incoherent color light sources. In addition, the University has filed applications for several additional patents in the United States and in certain foreign countries. There can be no assurance, however, as to the degree of protection offered by these patents, or as to the likelihood that patents will be issued from the pending patent applications. Moreover, these patents may have limited commercial value or may lack sufficient breadth to protect adequately the aspects of the Company's technology to which the patents relate.

     There can be no assurance that competitors, in the United States and in foreign countries, many of which have substantially greater resources than the Company and have made substantial investments in competing technologies, will not apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make and sell its products. The Company is aware of several patents held by third parties that relate to certain aspects of retinal scanning devices. There is no assurance that these patents would not be used as a basis to challenge the validity of the University's patent rights, to limit the scope of the University's patent rights or to limit the University's ability to obtain additional or broader patent rights. A successful challenge to the validity of the University's patents may adversely affect the Company's competitive position and could limit the Company's ability to commercialize the VRD technology. Moreover, there can be no assurance that such patent holders or other third parties will not claim infringement by the Company or by the University with respect to current and future technology. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually issue with claims that will be infringed by the Company's products or the VRD technology. The defense and prosecution of patent suits is costly and time-consuming, even if the outcome is favorable. This is particularly true in foreign countries where the expenses associated with such proceedings can be prohibitive. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require the Company and others to cease selling products that incorporate VRD technology or cease licensing the VRD technology, or require disputed rights to be licensed from third parties. Such licenses may not be available on satisfactory terms, or at all. Moreover, if claims of infringement are asserted against future co-development partners or customers of the Company, those partners or customers may seek indemnification from the Company for damages or expenses they incur.

     The Company also relies on unpatented proprietary technology. Third parties could develop the same or similar technology or otherwise obtain access to the Company's proprietary technology. To protect its rights in these areas, the Company requires all employees and most consultants, advisors and collaborators to enter into confidentiality and noncompetition agreements. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. To date, the Company has had no experience in enforcing such confidentiality agreements. In addition, the University of Washington retains the right to publish information regarding the VRD technology for academic purposes. See "Item 1 - Description of Business - Intellectual Property and Proprietary Rights."

     Dependence on Future Collaborations; Dependence on Third Parties. The Company's strategy for the development, testing, manufacture and commercialization of the VRD technology and products incorporating the VRD technology includes entering into cooperative development, joint venture or licensing arrangements with corporate partners, OEMs, licensors, licensees and others. There can be no assurance that the Company will be able to negotiate such arrangements on acceptable terms, if at all, or that such arrangements will be successful in yielding commercially viable products. If the Company is not able to establish such arrangements, it would require additional working capital to undertake such activities at its own expense and would require extensive manufacturing, marketing and sales expertise that it does not currently possess. In addition, the Company could encounter significant delays in introducing the VRD technology into certain markets or find that the development, manufacture or sale of products incorporating the VRD technology in such markets would not be feasible without, or would be adversely affected by the absence of, such agreements. To the extent the Company enters into cooperative development or other joint venture or licensing arrangements, the revenues received by the Company will depend upon the efforts of third parties, and there can be no assurance that such parties will put forth such efforts or that such efforts will be successful. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1 - Description of Business Strategy."

     Loss of Exclusive License. The Company's success depends on technology that it has licensed from the University of Washington. The Company relies on the University of Washington to prepare, file and prosecute patent applications relating to the VRD technology. If the University of Washington were to violate the terms of the Research Agreement or the UW License Agreement, the Company's operations and business prospects could be materially and adversely affected. In addition, Microvision could lose the exclusivity under the UW License Agreement if the Company fails to use its best efforts to commercialize the VRD technology, including having the VRD technology or VRD applications available for sale or other commercial use no later than two years following the termination of the Research Agreement (i.e., by October
1999), or if it fails to respond timely to claims of infringement with respect to the VRD technology. The loss of exclusivity under the UW License Agreement could have a materially adverse effect on the Company's business, operating results, and financial condition. See "Business - UW License Agreement."

     Competition and Technological Advances. The information display industry is highly competitive. The Company's products and the VRD technology will be competing with established manufacturers of miniaturized CRT and flat panel display devices, including companies such as Sony Corporation and Texas Instruments Incorporated, most of whom have substantially greater financial, technical and other resources than the Company and many of whom are developing alternative miniature display technologies. The Company also will compete with other developers of miniaturized display devices. There can be no assurance that the Company's competitors will not succeed in developing information display technologies and products that would render the VRD technology or the Company's proposed products obsolete. The electronic information display industry has been characterized by rapid and significant technological advances. There can be no assurance that the VRD technology or the Company's proposed products will remain competitive with such advances or that the Company will have sufficient funds to invest in new technologies or processes. See "Item 1 - Description of Business -Competition."

     Lack of Manufacturing Experience. In order for the Company to be successful as a product or component manufacturer, its products must be manufactured to meet high quality standards in commercial quantities at competitive prices. The Company currently has no capability to manufacture products in commercial quantities. The Company has only produced prototypes for research, development and demonstration purposes. Accordingly, the Company must obtain access through partners or contract manufacturers to manufacturing capacity and processes for the production of its future products, if any, in commercial quantities, which will require extensive lead time. There can be no assurance that the Company will successfully obtain access to these resources. See "Item 1 - Description of Business Strategy."

     Capital Requirements. The Company believes that its current cash balances will satisfy its budgeted capital and operating requirements for at least the next 12 months, based on the Company's current operating plan. Actual expenses, however, may exceed the amount budgeted therefor and the Company may require additional capital to fund long-term operations and business development. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can develop the VRD technology, its ability to attract partners for product development and licensing arrangements, and the market acceptance and competitive position of products that incorporate the VRD technology. There can be no assurance that the Company will be able to obtain financing, or that, if it is able to obtain financing, it will be able to do so on satisfactory terms or on a timely basis. If additional funds are raised through the issuance of equity, convertible debt or similar securities, shareholders may experience additional dilution and such securities may have rights or preferences senior to those of the Common Stock. Moreover, if adequate funds were not available to satisfy the Company's short-term or long-term capital requirements, the Company would be required to limit its operations significantly. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Dependence on Key Personnel. The Company's success is dependent on its officers and other key personnel and on the ability to attract and retain qualified new personnel. Achievement of the Company's business objectives will require substantial additional expertise in the areas of technology, finance, manufacturing and marketing. Competition for qualified personnel in these fields is intense, and the inability to attract and retain additional highly skilled personnel, or the loss of key personnel, could have a material adverse effect on the Company's business and results of operations. See "Item 1 - Description of Business Employees" and "Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

     Possibility of Future Regulation. The Company is not aware of any health or safety regulations applicable to VRD products, other than regulations related to labeling of devices that emit electro-magnetic radiation. There can be no assurance, however, that new health and safety regulations will not be promulgated that might materially and adversely affect the Company's ability to commercialize the VRD technology. See "Human Factors and Safety."

     Possible Illiquidity of Trading Market. The Common Stock and the publicly traded common stock purchase warrants (the "Public Warrants") are listed on the Nasdaq National Market. To maintain the listing of the Common Stock and the Public Warrants on the Nasdaq National Market, the Company must continue to satisfy certain maintenance standards. If the Company is unable to maintain the standards for continued quotation on the Nasdaq National Market, the Common Stock and the Public Warrants could be subject to removal from the Nasdaq National Market. Trading, if any, in the Common Stock and the Public Warrants would thereafter be conducted on the Nasdaq SmallCap market, if the Company meets the listing criteria for that market, or if not, then in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Company's securities. In addition, depending on several factors, including the future market price of the Common Stock and the Public Warrants, the Company's securities could become subject to the so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell or make a market in the Company's securities and diminish the ability of the Company's shareholders to sell their securities in the secondary market.

     Possible Volatility of Market Price. The trading price of the Company's Common Stock and the Public Warrants could be subject to significant fluctuations in response to such factors as, among others, variations in the Company's anticipated or actual results of operations, announcements of products utilizing the VRD technology or technological innovations by the Company or its competitors. Moreover, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market prices for emerging growth companies and which often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock and the Public Warrants. In the past, following periods of volatility in the market price of an issuer's securities, class action lawsuits have been filed on occasion against such issuers. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business and results of operations. Any adverse determination in such litigation also could subject the Company to significant liabilities.

     Shares Eligible for Future Sale. Sales of substantial amounts of the Company's Common Stock or Public Warrants in the public market or the prospect of such sales could materially and adversely affect the market price of the Company's Common Stock and Public Warrants. As of December 31, 1996, the Company had outstanding 5,778,776 shares of Common Stock, approximately 1,458,943 shares of which were subject to resale restrictions pursuant to Rule 144 under the Securities Act. As of April 29, 1997, 92,186 of these "restricted" shares will no longer be subject to the resale restrictions under Rule 144, and will be freely tradeable in the public market. In addition, as of December 31, 1996, the Company had issued 2,256,250 Public Warrants to purchase 2,256,250 shares of Common Stock and 217,963 private warrants to purchase an aggregate of 217,963 shares of Common Stock, and granted options under its stock option plans to purchase an aggregate of 979,366 shares of Common Stock. All shares purchased under the Company's stock option plans are available for sale in the public market, subject in some cases to volume and other limitations. The Company also had granted Paulson Investment Company, Inc. and marion bass securities corporation, investment banking firms, the right to purchase 178,075 shares of Common Stock and 178,075 warrants exercisable for 178,075 shares of Common Stock (the "Representatives' Warrants"). Commencing on August 27, 1997, the 356,150 shares of Common Stock that are issuable upon exercise of the Representatives' Warrants (including exercise of the warrants included therein) will be eligible for resale without restriction under the Securities Act.

     Potential Effect of Anti-Takeover Provisions. The Company's Restated Articles of Incorporation (the "Articles of Incorporation") give the Company's Board of Directors the authority to issue, and to fix the rights and preferences of, shares of the Company's Preferred Stock, which may have the effect of delaying, deterring or preventing a change in control of the Company without action by the Company's shareholders. Furthermore, the Articles of Incorporation provide that the written demand of at least 25% of the outstanding shares is required to call a special meeting of the shareholders. In addition, certain provisions of

Washington law could have the effect of delaying, deterring or preventing a change in control of the Company.

Industry Background

     The ubiquitous nature of personal computing, electronic communication, television and video products has created a worldwide market for display technologies. Information displays are the primary medium through which text and images generated by computer and other electronic systems are delivered to end-users. While early computer systems were designed and used for tasks that involved little interaction between the user and the computer, today's graphical and multimedia information and computing environments require systems that devote most of their resources to generating and updating visual displays. The market for display technologies also has been stimulated by the increasing popularity of portable pagers and cellular phones; interest in simulated environments and augmented vision systems; and the recognition that better means of connecting people and machines can improve productivity and enhance the enjoyment of electronic entertainment and learning experiences.

     For decades, the CRT has been the dominant display device. A CRT creates an image by scanning a beam of electrons across a phosphor- coated screen, causing the phosphors to emit visible light. The beam is generated by an electron gun and is passed through a deflection system that scans the beam rapidly left to right and top to bottom. A magnetic lens focuses the beam into a small glowing dot on the phosphor screen. It is these rapidly moving spots of light ("pixels") that "paint" the image on the surface of the viewing screen. The next generation of imaging technology, flat panel displays, is now in widespread use in portable computers, calculators, and other personal display devices. The most prevalent flat panel technology is the liquid crystal display ("LCD"), which can consist of hundreds of thousands of pixels, each of which is formed by a single transistor acting on a crystalline material.

     In recent years, as the computer and electronics industries have made substantial advances in miniaturization, manufacturers have sought lightweight, low power, cost-effective displays to enable the development of more portable products. Flat panel technologies have made meaningful advances in these areas, and liquid crystal flat panel displays are now commonly used for laptop computers and other electronic products. Both CRT and flat panel technologies, however, pose difficult engineering and fabrication problems for more highly miniaturized products, because of inherent constraints in size, weight and power consumption. In addition, many products that use CRT and flat panel displays often become dim and difficult to see in outdoor or other settings where the ambient light is stronger than the light emitted from the screen. The Company believes that as display technologies attempt to keep pace with miniaturization and other advances in information delivery systems, conventional CRT and flat panel technologies will experience increasing difficulty providing the full range of performance characteristics - high resolution, bright display, low power consumption required for state-of-the-art information systems.

Microvision's Retinal Display Technology

     The Company's VRD is fundamentally different from previously commercialized display technologies. The VRD creates an image directly on the retina like a miniaturized video projector focused on the "projection screen" at the back of the viewer's eye. In certain applications, the image appears in the viewer's field of vision as if the viewer were only an arm's length away from a high quality video screen. The VRD technology also can superimpose an image on the viewer's field of vision, enabling the viewer to see data or other information projected by the device in the context of his or her natural surroundings. In each case, a high resolution, bright image is created.

     By scanning a low-power beam of colored light to "paint" rows of pixels directly on the retina of the viewer's eye, the VRD technology creates a high resolution, full-motion image without the use of screens or externally projected images. The light source acts on the retina in much the same way as other natural light sources. The VRD is composed of four basic components: (1) drive electronics; (2) photon sources; (3) horizontal and vertical scanners; and (4) optics.

     The drive electronics acquire and process signals from the image or data source to control and synchronize the color mix, grey-level and placement of pixels. Color pixels are generated by a modulated light source, which varies the intensity of red, green and blue light to generate a complete palette of colors and shades. The pixels are then arranged on the retina by a horizontal scanner that rapidly sweeps the light beam to place the pixels into a row, and a vertical scanner, which moves the light beam to the next line where another row of pixels is drawn. Refractive and reflective optical elements direct the light beam into the viewer's eye, projecting an image through the viewer's pupil onto the retina.

Strategy

     The Company's objective is to be a leading provider of personal display and imaging technology in a broad range of professional and consumer applications. Key elements of the Company's strategy to achieve this objective are:

     Custom design, manufacture and sale of high performance products. The Company anticipates providing high performance products to professional end-users in markets with lower product volume requirements. The Company expects that end-users in this category will include professionals in the defense, law enforcement, industrial process controls and health care industries. As a result of the potential for professionals in these industries to realize productivity or performance gains and associated economic benefit from the use of personal display products, the Company believes that customers in these industries will be less sensitive to the cost of VRD products than customers in the consumer electronics markets. The Company also believes that, because the unit volume requirements for such end-users are generally lower, demand for such products may be more predictable and the risks associated with production and inventory more easily managed. Depending upon the circumstances, the Company may manufacture these products, using standard component suppliers and contract manufacturers as required, or may seek to form one or more joint ventures to manufacture the products. The Company expects that early production of specially designed products will enhance its ability to provide more fully integrated solutions and support for the development of similar products by manufacturers in high volume consumer markets.

     Supply of display and imaging solutions and licensing of proprietary technology to OEMs for volume manufacture of products. The Company believes that in consumer markets the ability of personal display products to compete effectively is largely driven by the ability to price aggressively for maximum market penetration. Significant economies of scale in purchasing, volume manufacturing and distribution are important factors in driving costs downward to achieve pricing objectives and profitability. Additionally, certain types of products, such as pagers or cellular phones, may require the integration of the VRD with other unrelated electronic technologies. In markets requiring volume production of personal display products, the Company intends to provide components, subsystems and systems design technology to OEMs under licensing agreements. Microvision's strategy will be to seek both initial license fees from such arrangements as well as ongoing per unit royalties.

     The Company expects such relationships may involve a period of co-development during which engineering and marketing professionals from OEMs would work with Microvision's technical staff to specify, design and develop a product appropriate to the targeted market and application. Microvision intends to charge fees to such OEMs to cover the costs of the engineering effort allocated to such development projects. The nature of the relationships with such OEMs may vary from partner to partner depending on the proposed application for the VRD, the product to be developed, and the OEM's design, manufacturing and distribution capabilities. The Company believes that by limiting its own direct manufacturing obligations for consumer products it will reduce the capital requirements and risks inherent in bringing the VRD to the consumer market.

     The Company believes that it can enhance its competitive position by reducing the cost and improving the performance of its VRD technology and by expanding its portfolio of intellectual property rights. A key part of the Company's technology development strategy includes developing and protecting (i) concepts relating to the function, design and application of the VRD system;
(ii) component technologies and integration techniques essential to the commercialization of the VRD and which are expected to reduce the cost and improve the performance of the system; and (iii) component technologies and integration techniques that reduce technical requirements and accelerate the pace of commercial development. The Company is continuing to develop a portfolio of proprietary and patented technologies, processes and techniques that relate directly to the functionality and to the commercial viability of the VRD technology. See "- Technology Development" and " - Intellectual Property and Proprietary Rights."

Applications, Markets and Products

     Microvision has identified a variety of potential applications for its VRD, including the following:

     Hand-held Communications Devices. Manufacturers of wireless and cellular communications devices have identified a need for products that incorporate personal display units for viewing fax, electronic mail and graphic images on highly miniaturized devices. Existing display technologies have had difficulty satisfying this demand fully because of the requirements that such devices be highly miniaturized, full format, relatively low cost, and offer high resolution and brightness without requiring high levels of power supply. Microvision expects that the range of potential products in this category may include cellular phones and pagers that project into view electronic mail messages, faxes, or other images in a bright, sharp display.

     Visual Simulation and Entertainment Displays. Manufacturers of interactive media products have recognized that the visual experience offered by simulation is enhanced by high resolution, three-dimensional displays projected over a wide field of vision. Although simulated environments traditionally have been used as a training tool for professional use, they are increasingly popular as a means of entertainment, particularly in computer games. In a three-dimensional video game, an inexpensive pair of VRD eyeglasses with a wide field of view could provide a highly immersive visual experience.

     Augmented Vision Displays. Augmented vision applications superimpose high contrast, monochromatic (or color) images and information on the viewer's field of vision as a means of enhancing the safety, precision and speed of the user's performance of tasks. For example, a head-mounted display could superimpose critical patient information such as vital signs, EKG traces, reference materials, X-rays or MRI images in a surgeon's field of vision. For military applications, troops could be equipped with eyeglasses that display high definition imagery that could be viewed without blocking normal vision and could assist in threat detection, reconnaissance and other activities.

     Microvision has targeted various market segments for these potential applications, including defense and public safety, health care, business, industrial and consumer electronics. The following table identifies product development opportunities within each of these markets.

-------------------------------------------------------------------------------------------------------------------------
                    Defense and Public   Healthcare           Business            Industrial           Consumer
                    Safety
-------------------------------------------------------------------------------------------------------------------------
Hand-Held           o    Command and     o    Patient status  o  Fax Viewing      o  Maintenance       o  E-mail viewing
Communications           control              monitoring      o  E-mail viewing      and field         o  Internet access
Devices             o    Tactical                             o  Internet access     service
                         Information
                         systems
                    o    Portable
                         maintenance
                    o    Public safety
                    o    Law
                         enforcement
-------------------------------------------------------------------------------------------------------------------------
Simulation and      o  Battlefield       o  Surgical          o  Architecture     o  Training          o  Gaming
Entertainment          simulation           training             and interior                          o  On-line
Displays            o  Aircraft          o  Endoscopic           design                                   shopping
                       simulation           surgeries         o  Industrial                            o  Virtual reality
                                                                 design
                                                                 simulation
-------------------------------------------------------------------------------------------------------------------------
Augmented           o  Mine detection    o  Overlay of                            o  Maintenance
Vision Displays     o  Tactical             patient data                          o  Inventory
                       information          during surgeries                         control
                       systems           o  "Head-down"                           o  Factory process
                    o  Personnel status     viewing of                               control
                       monitor              patient vital                         o  Sales
                    o  Digital Land         signs                                    automation
                       Warrior system
-------------------------------------------------------------------------------------------------------------------------

     Microvision believes certain market segments will be early adopters of the VRD technology, particularly those industries for which VRD in an early stage of development can offer significant productivity or performance gains and associated cost savings. The Company believes that military and industrial users will place value on the ability of personal VRD devices to superimpose high contrast images on the user's natural field of vision. Similarly, users of wireless devices who have a need to receive critical or timely data through electronic mail, Internet or facsimile transmission are expected to value the performance characteristics that VRDs are expected to deliver.

     Microvision is in discussions with systems and equipment manufacturers in the defense, wireless communications, computing and commercial and consumer electronics industries. The Company intends to work with certain of these manufacturers to develop or co-develop specific products that the Company believes to be the most commercially viable. The Company has identified specifications for several products that it believes may address the particular needs of development programs sponsored by the U.S. military and that can be priced competitively. These products include a high performance, full-color helmet-mounted display for use in interactive simulations, and a medium priced, helmet-mounted augmented vision device that superimposes information in a monochromatic format on the user's natural field of vision and can be worn by technicians and other military personnel to provide easy access to real-time data. In addition, the Company believes it may develop moderately priced eyeglasses or goggles that can be fitted for augmented vision display and would be suitable for a variety of uses. There can be no assurance that the Company will be successful in developing these or other proposed products, with or without co-development partners. Even if the Company is successful in arranging development or co-development projects, it does not expect commercial sales of products until at least 1998, and commercial sales may not occur until substantially later, if at all.

Prototypes

     The Company has developed two prototypes to demonstrate the feasibility of the VRD technology. These prototypes are not incorporated into specific commercial products or applications, but rather are demonstration models of the technology. The first prototype developed was a table-top model that receives output from a personal computer. This prototype generates a full color image. Optical elements are positioned in front of the eye, but do not obscure the user's field of vision, so that as the image is scanned onto the optics and reflected onto the retina, the viewer sees the image superimposed on the viewer's natural field of vision. The second prototype is a hand held device that fits into a briefcase and is portable. For demonstration purposes, it also connects to a personal computer. At present the portable prototype generates only a monochromatic image. The projection optics of the portable prototype are packaged together with the vertical and horizontal scanner and the light source in a module, which can be hand-held or mounted to a stand. The electronics that receive and condition the signal are packaged separately in the briefcase.

     Additional work will be required in the area of drive electronics, development of photon sources, scanning techniques and optics design to advance the VRD from prototype to product stage. See "- Technology Development."

Technology Development

     The Company's existing prototypes have demonstrated the technological feasibility of the VRD and the Company's ability to miniaturize certain of its key components. Additional work is in progress to continue miniaturization advances necessary for large scale application, to achieve full color capability in miniaturized versions, to expand the exit pupil of the VRD and to design for specific applications.

     Drive Electronics. The Company has identified four areas where additional development of the drive electronics is necessary. The first involves further miniaturization using integrated circuits and advanced packaging techniques. To date, the Company has identified no technological barriers to the further miniaturization of the drive electronics. The second area involves refining the timing and nature of the signals driving the photon source and scanners to improve display quality. The third and fourth areas of development relate to achieving and improving compatibility of the drive electronics with existing and newly emerging video standards. The Company's existing prototypes are compatible with current video format standards and the output from most personal computers. In the future, the Company intends to develop the VRD to conform to a range of interface standards, including emerging standards such as high definition television. For interfaces with emerging video standards, additional development of the drive electronics technology will likely be required.

     Photon Sources. The photon generator is the source of the light beam that creates the image on the retina. In a full-color VRD, red, green and blue photon generators will be used, each with its own modulator, to generate a mix yielding the desired color and brightness. Low- power solid state lasers, laser diodes and light-emitting diodes ("LEDs") are suitable photon generators for the VRD. Red, blue and green solid state lasers are currently available, but are useful only for VRD applications where cost and size are not critical. Miniaturized visible laser diodes are currently available only in red, although a number of companies are developing laser diodes in green and blue. Miniaturized LEDs are less expensive than laser diodes and the Company has developed a miniature red LED, which appears to respond quickly enough to sustain a VGA display and is expected to cost less to produce than equivalent wavelength laser diodes. Microvision expects these LEDs will provide sufficient brightness for certain applications, however, Microvision expects to use laser diodes for augmented vision applications that require maximum brightness. The Company intends to rely on others to complete development of the materials and processes necessary to produce blue and green LEDs and laser diodes. This development is not expected prior to the introduction of the Company's proposed initial products, and as a result the Company's proposed initial full color VRD products are likely to use solid state lasers.

     Scanning. A pair of scanners, one horizontal and one vertical, is used to direct the light beam that creates the image on the retina. In laser printers and bar code readers, a spinning or oscillating mirror is used to scan a light beam, but these mechanical scanners are typically too large and too slow for use in miniaturized display settings. To solve this problem, the Company has developed the MRS. In operation, the MRS resembles a very small tuning fork with a mirrored surface. It is tuned to resonate at the exact scanning frequency needed to generate the display, so that very little power is needed to keep it oscillating. Directing the light beam at the vibrating mirror causes the light beam to scan rapidly back and forth horizontally. The second vibrating mirror is used to direct the horizontal beam vertically. The Company believes that its MRS may have significant commercial value independent of the VRD.

     Continued development of the scanning subsystem of the VRD will be required in order to allow scanning capability for current standard video formats, including high definition television, as well as new digital video standards. Existing designs for scanner and scanner electronics may prove ineffective at higher resolutions and may need to be replaced with alternative scanning methods. As a result, achievement of future video standards may necessitate additional development of both the scanner and the scanner electronics.

     Optics. For applications where the VRD device is to be worn, it is desirable to have an exit pupil (the range within which the viewer's eye can move and continue to see the image) of at least 10 millimeters. The Company has recently developed an expanded exit pupil of approximately five millimeters and the University of Washington has filed a U.S. patent application to seek to protect this feature. Continued design and engineering of this expanded exit pupil is required to develop commercial applications. The Company's ongoing optics development is directed at the creation of optical systems that are lightweight and cost-effective to manufacture.

University of Washington License Agreement

     Microvision's technology was developed at the University of Washington's HIT Lab by a team of technicians and engineers under the direction of Dr. Furness. In 1993, Microvision secured the exclusive rights to the VRD technology and associated intellectual property from the University of Washington pursuant to the UW License Agreement. The scope of the license covers all possible commercial uses of the VRD worldwide, including the right to grant sublicenses. The license expires upon the expiration of the last of the University's patents that relate to the VRD, unless sooner terminated by Microvision or the University. In granting the license, the University retained limited non-commercial rights with respect to the VRD, including the right to use the technology for non-commercial research and for instructional purposes and the right to comply with applicable laws regarding the non-exclusive use of the technology by the United States government. The University also has the right to consent to Microvision's sublicensing arrangements and to the prosecution and settlement by Microvision of infringement disputes.

     Microvision could lose the exclusivity under the UW License Agreement if the Company fails to use its best efforts to commercialize the VRD technology, including having the VRD technology or VRD applications available for sale or other commercial use no later than two years following the termination of the Research Agreement (i.e., by October 1999), or if it fails to respond to any infringement action relating to the VRD technology within 90 days of learning of such claim. In the event of the termination of Microvision's exclusivity, Microvision would lose its rights to grant sublicenses and would no longer have the first right to take action against any alleged infringement. In addition, each of Microvision and the University of Washington has the right to terminate the License Agreement in the event that the other party fails to cure a material breach of the Agreement within 30 days of written notice of the breach. Microvision may terminate the License Agreement at any time by serving 90 days prior written notice on the University of Washington. In the event of any termination of the License Agreement, the license granted to Microvision would terminate.

     Under the terms of the UW License Agreement, Microvision agreed to pay a non-refundable fee of $5,133,500 (the "License Fee") and to issue to the University and to the inventors of the VRD technology, including Dr. Furness, shares of Microvision's Common Stock. In addition, the University of Washington is entitled to receive certain ongoing royalties. See "Item 6 - Management's Discussion and Analysis of Financial

Condition and Results of Operations - Liquidity and Capital Resources." If Microvision were to terminate the UW License Agreement, it believes that further payments of the License Fee would not be required and, accordingly, has not booked the balance of payments due as an accrued expense. However, the language of the UW License Agreement is unclear on this point and a contrary interpretation suggests that the Company may be obligated to pay any remaining balance of the license fee. In any event, the Company considers the exclusive license to be an essential element of its business plan and fully intends to pay the balance of the License Fee, most probably through continued payments under the Research Agreement.

     At the same time it entered into the License Agreement, Microvision contracted with the HIT Lab and the Washington Technology Center, an agency of the State of Washington created to foster the development of the technology industry within the state (the "WTC"), to fund the research and development of the VRD technology pursuant to the Research Agreement. The VRD technology research undertaken by the HIT Lab is under the direction of Dr. Furness. Any intellectual property developed by the HIT Lab pursuant to this Agreement is included in the exclusive license granted to Microvision under the UW License Agreement. Microvision pays the University $320,844 per quarter for the research performed by the HIT Lab. As of March 19, 1997, Microvision had paid $4,491,813 to the University of Washington under the Research Agreement. Payments made pursuant to the Research Agreement are credited against the License Fee. See
Note 5 of Notes to the Financial Statements.

     In the event that Microvision defaults in its obligations, including payment obligations under the Research Agreement, the University may terminate the License Agreement. The Research Agreement currently is scheduled to expire in October 1997, but may be continued by agreement of the parties. Stephen R. Willey, the Company's Executive Vice President, acts as liaison between the HIT Lab, WTC and the Company. In addition, the HIT Lab provides the Company with quarterly reports on each functional area of the research and development activities it conducts, such as optics, mechanics, electronics and photonics, and Microvision employees and personnel at the HIT Lab jointly determine the direction of future research and development activities.

Intellectual Property and Proprietary Rights

     The Company's ability to compete effectively in the information display market will depend, in part, on the ability of the Company and the University of Washington to maintain the proprietary nature of the VRD technology. The University of Washington has been awarded three U.S. patents related to the VRD technology. Patent No. 5,467,104 issued in November 1995 has 11 claims, including claims directed to the ability to superimpose images on the user's field of vision. Patent No. 5,557,444 issued in September 1996 has 37 claims relating to the MRS. Patent No. 5,596,339 issued in January 1997 has 32 claims relating to a VRD using optical fiber. The University also has received notice of allowance from the U.S. Patent and Trademark Office with respect to certain claims under a fourth U.S. patent application for a VRD using incoherent color light sources. A notice of allowance indicates that the U.S. Patent and Trademark Office has completed its examination of the application and determined that the application meets the statutory requirements for patentability. Although a notice of allowance does not in itself afford patent protection, once a notice of allowance is issued it is expected that a patent will issue upon completion of the U.S. Patent and Trademark Office publication formalities. In addition, the University has filed other applications for patents in the United States and in certain foreign countries. The inventions covered by such applications generally address and accommodate component miniaturization, specific implementation of various system components and design elements to facilitate mass production.

     The Company considers protection of these key enabling technologies and components to be a fundamental aspect of its strategy to penetrate diverse markets with unique products. As such, it intends to continue to develop its portfolio of proprietary and patented technologies, at the system, component, and process levels. There can be no assurance, however, as to the degree of protection offered by these patents, or as to the likelihood that patents will be issued from the pending patent applications. Moreover, these patents may have limited commercial value or may lack sufficient breadth to protect adequately the aspects of the Company's technology to which the patents relate.

     There also can be no assurance that competitors, in the United States and in foreign countries, many of which have substantially greater resources than the Company and have made substantial investments in competing technologies, will not apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make and sell its products, or intentionally infringe the University's patents. The Company is aware of several patents held by third parties that relate to certain aspects of retinal scanning devices. There is no assurance that these patents would not be used as a basis to challenge the validity of the University's patent rights, to limit the scope of the University's patent rights or to limit the University's ability to obtain additional or broader patent rights. A successful challenge to the validity of the Company's patents may adversely affect the Company's competitive position and could limit the Company's ability to commercialize the VRD technology. Moreover, there can be no assurance that such patent holders or other third parties will not claim infringement by the Company or by the University with respect to current and future technology. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. patent applications will eventually issue with claims that will be infringed by the Company's products or the VRD technology. The defense and prosecution of patent suits is costly and time-consuming, even if the outcome is favorable. This is particularly true in foreign countries where the expenses associated with such proceedings can be prohibitive. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require the Company and others to cease selling products that incorporate VRD technology or cease licensing the VRD technology, or require disputed rights to be licensed from third parties. Such licenses may not be available on satisfactory terms or at all. Moreover, if claims of infringement are asserted against future co-development partners or customers of the Company, those partners or customers may seek indemnification from the Company for damages or expenses they incur.

     The Company also relies on unpatented proprietary technology and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to the Company's proprietary technology. To protect its rights in these areas, the Company requires all employees and most consultants, advisors and collaborators to enter into confidentiality and noncompetition agreements. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. In addition, the University of Washington retains the right to publish information regarding the VRD technology for academic purposes. To date, the Company has had no experience in enforcing its confidentiality agreements.

Human Factors and Safety

     As part of its research and development activities, the Company conducts ongoing research as to the cognitive, physiological and ergonomic factors that must be addressed by products incorporating VRD technologies and the safety of VRD technology, including such issues as the maximum permissible laser exposure limits established by American National Standards Institute ("ANSI"). Researchers from the HIT Lab concluded that, assuming use of a VRD device for eight continuous hours at brightness levels matching the brightest intensity of a CRT, laser exposure to the retina would be between three and four orders of magnitude below the calculated maximum permissible exposure level set by ANSI. If the horizontal and vertical scanners were to fail such that the photon output were continuous, a user would experience laser exposure approximately 1,000 times below the ANSI limits before the user would likely look away from the VRD or avert his or her eyes. In the event that the user did not avert his or her eyes from the VRD, the user would have to remain perfectly still and focus on the VRD for several hours to reach the ANSI maximum permissible exposure level.

Competition

     The information display industry is highly competitive. The Company's products and the VRD technology will be competing with established manufacturers of miniaturized CRT and flat panel display devices, including companies such as Sony Corporation and Texas Instruments Incorporated, most of whom have substantially greater financial, technical and other resources than the Company and many of whom are developing alternative miniature display technologies. The Company also will compete with other developers of miniaturized display devices. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that would render the VRD technology or the Company's products obsolete and non-competitive.

     The electronic information display industry has been characterized by rapid and significant technological advances. There can be no assurance that the VRD technology or the Company's proposed products will remain competitive with such advances or that the Company will have sufficient funds to invest in new technologies or products or processes.

Although the Company believes that its VRD technology and proposed display products should deliver images of a quality and resolution substantially better than that of commercially available LCD and CRT-based display products, there is no assurance that manufacturers of LCDs and CRTs will not develop further improvements of screen display technology that would eliminate or diminish the anticipated advantages of the Company's proposed products.

Other Technology Investment

     The Company intends to pursue the acquisition and development of other imaging and display technologies as opportunities to do so arise.

     In March 1994, the Company entered into a second exclusive license agreement with the University of Washington to commercialize imaging technology unrelated to the VRD technology. This technology involves the projection of data and information onto the inside of a dome that is placed over the viewer's head. This imaging technology is referred to as HALO. The HALO license agreement requires the Company to pay $175,000 to the University, and to issue 93,750 shares of Common Stock to the University and the inventors of the technology, upon the achievement of certain milestones, including, among other things, the receipt by the University of a patent covering the technology. See Note 5 of Notes to the Financial Statements.

Employees

     As of March 15, 1997, Microvision had 16 full-time employees and one part-time employee. Microvision is actively seeking additional qualified full-time personnel where appropriate. The Company's employees are not subject to any collective bargaining agreements and management regards its relations with employees to be good. See "Considerations Related to the Company's Business
- Dependence on Key Personnel" and "Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act Management."


ITEM 2.  DESCRIPTION OF PROPERTY

     Microvision currently leases approximately 9,450 square feet of combined use office and laboratory space at 2203 Airport Way South in Seattle, Washington, and has a commitment to occupy an additional 2,400 square feet beginning not later than July 1, 1997. In addition, the VRD research facility occupies approximately 1,500 square feet of laboratory space at the HIT Lab located on the University of Washington campus in Seattle, Washington. The laboratory space is provided in connection with the research activities performed by the HIT Lab. See "Item 1 - Description of Business - University of Washington License Agreement." The Company believes that the current facilities are adequate and anticipates that additional space will be available on reasonable terms when needed.

ITEM 3.  LEGAL PROCEEDINGS

     During the period March 1994 through June 1995, warrants to purchase an aggregate of 343,750 shares of Common Stock at prices ranging from $0.80 to $6.40 per share were approved by the Company's Board of Directors for issuance to a director. The director resigned his position in August 1995. During 1996, the Board of Directors concluded that the grant of the warrants to the former director had neither been properly authorized under the Washington Business Corporation Act nor supported by adequate consideration. The former director disputes the Company's view of the circumstances surrounding the approval of the Warrants, has engaged counsel with respect to the matter and has informed the Company that if settlement of the parties' differences with respect to the warrants is not reached, he intends to commence legal action seeking damages for breach of contract and a declaration that the warrants are in full force and effect. Although the Company believes its position with respect to the warrants is correct, if the former director were to commence legal action against the Company, there is no assurance that he would not prevail on some or all of such claims.

     Dr. Thomas A. Furness has notified the Company that he believes he is entitled to additional compensation for past services to the Company. Dr. Furness has proposed that the Company award him warrants to purchase 156,250 shares of Common Stock. The Company believes that it has fulfilled all obligations it had to Dr. Furness. Dr. Furness has retained counsel to represent him in connection with his proposal to the Company and has informed the Company that unless his proposal is accepted he intends to commence legal action against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         WARRANTS; RELATED SHAREHOLDER MATTERS.

     Until August 27, 1996, there was no public market for the Company's Common Stock or Warrants. Since that date, the Common Stock and Public Warrants have been traded on the Nasdaq National Market under the symbols "MVIS" and "MVISW," respectively. As of March 19, 1997, there were 141 holders of record of 5,778,776 shares of Common Stock and 15 holders of record of 2,256,250 Public Warrants. The Company has never declared or paid cash dividends on the Common Stock. The Company currently anticipates that it will retain all future earnings to fund the operation of its business and does not anticipate paying dividends on the Common Stock in the foreseeable future.

     The Company's Common Stock and Public Warrants began trading publicly on August 27, 1996. The quarterly high and low sales prices since August 27, 1996 as reported by the Nasdaq National Market are as follows:

Quarter Ended                          Common Stock              Public Warrants
------------------------------   ------------------------   -------------------------
                                      High            Low        High             Low
                                 ---------        -------   ---------       ---------
September 30, 1996                6  5/8           4 3/4     2  1/2          1 13/32

December 31, 1996                 7  3/8           3 3/8     2  1/2             3/4

March 31, 1997                    7 11/16          3 1/2     2 11/16           15/16
(through March 19, 1997)

     On March 19, 1997, the closing sale price for the Common Stock was $6.688 and the closing sale price for the Warrants was $2.313.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company commenced operations in May 1993 to develop and commercialize technology for displaying images and information directly onto the retina of the eye. Since its formation, the Company has been in the development stage, with its principal activities consisting of assembling a qualified technical and executive management team, working with the HIT Lab in the development of the VRD technology and prototype products and raising capital. Since the completion of its initial public offering in August 1996, the Company has hired qualified sales, technical and other personnel. The Company also has established and equipped its own in-house laboratory for the continuing development of the VRD technology and has transferred the core research and development work from the HIT Lab to the Company. The Company has generated no significant revenues and has incurred substantial losses since its inception. The Company expects to continue to incur significant operating losses over the next several years.

     The Company's objective is to become a leading provider of personal display products and imaging technology in a broad range of professional and consumer applications. The Company expects to achieve this objective and to generate revenues through a combination of the following activities: licensing its technology to OEMs of consumer electronic products; providing engineering services associated with cooperative development arrangements, including research contracts; and the manufacturing and sale of high-performance personal display products to certain professional users directly, through OEMs, or through joint ventures. The Company currently is in discussions with systems and equipment manufacturers in the defense and wireless communications, computing, and electronics industries. The Company expects to work with certain of these manufacturers to develop or co-develop specific products that the Company believes to be the most commercially viable.

     The Company does not expect to have any significant revenues until late 1997 at the earliest. Revenues in late 1997, if any, are expected to be derived from cooperative development projects. Revenues from sales of products may not occur until substantially later, if at all.

     The Company currently has two prototype versions of the VRD: several monochromatic portable units and a full color bench top model. The Company expects to continue funding prototype and demonstration versions of products incorporating the VRD technology throughout 1997. Future revenues, profits and cash flow will depend on acceptance of the VRD technology by various industries and OEMs, market acceptance of products incorporating the VRD technology and the technical performance of such products. Additionally, the Company must be able to attract, retain and motivate qualified technical and management personnel and both anticipate and adapt to a rapidly changing, competitive market for information display technologies. See "Item 1 - Description of Business Considerations Related to the Company's Business."

Plan of Operation

     The Company intends to invest over the next year in ongoing innovation and improvements to the VRD technology, including the development of component technology and prototypes and the design of subsystems and products. The Company has established, staffed, and equipped an in-house laboratory to support VRD technology development and product development engineering associated with future cooperative development projects. The Company also intends to continue hiring technical and business personnel to achieve the Company's sales and marketing, and technology development objectives. The Company also intends to complete work under the Research Agreement with the University of Washington in October 1997.

     The Company intends to enter into strategic co-development relationships with systems and equipment manufacturers to pursue development of commercial products incorporating the VRD technology. The Company has recently hired a Vice President of Sales and Marketing with experience in strategic sales of technical products and intends to hire additional sales and marketing staff in furtherance of this objective.

Results of Operations

     The Company is in the development stage and has not generated significant revenues. As of December 31, 1996, the Company had an accumulated deficit since inception of $10,563,500. The Company expects continuing and increasing expenditures in research and development and sales and marketing as it focuses its efforts on further development and refinement of the VRD technology and expands commercialization efforts for anticipated future products.

     Contract Revenues. The Company has completed two research agreements with Fujitsu Research Institute ("FRI"). The FRI agreements provided for the Company to carry out research with respect to potential applications for the VRD. The Company also completed the requirements under a purchase order from the Lockheed Martin Corp. Information Systems Division for a prototype display model of the VRD for a military trade show in October 1996. Contract revenues were $102,200, $29,300, and $131,500 for the year ended December 31, 1996, the year ended December 31, 1995, and for the period cumulative from inception through December 31, 1996, respectively.

     Research and Development Expenses. Research and development expenses consist primarily of payments made under the Research Agreement with the University of Washington, as well as payroll and related costs of employees and consultants engaged in development activities, and fees related to patent applications. To date, the Company has expensed all such costs. See Note 2 of Notes to the Financial Statements. Research and development expenses during the year ended December 31, 1996, the year ended December 31, 1995 and the period cumulative from inception through December 31, 1996, were $1,788,500, $1,931,200, and $6,670,900, respectively. During 1996, the Company hired a Director of Engineering to manage the Company's core technology and internal product development programs and to manage product development work that the Company expects to perform in connection with co-development agreements. The Company also hired a Director of Research in 1996 to direct and manage the continuing advancement of the Company's core technology and to develop further the Company's intellectual property. The Company believes that a significant level of continuing research and development expense will be required to commercialize the VRD technology and to develop products incorporating VRD technology. Accordingly, the Company anticipates that it will devote substantial resources to research and development, including hiring additional personnel, and that these costs will continue to increase in future periods.

     Marketing, General and Administrative Expenses. Marketing, general and administrative expenses include payroll and related costs for the Company's administrative and executive personnel, costs related to the Company's sales and marketing activities, office lease expenses and other overhead costs, including legal and accounting costs and fees of consultants and professionals. In 1993 and 1994, the Company used consultants extensively to evaluate the potential for commercialization of the VRD technology and to develop its business plan. Marketing, general and administrative expenses during the year ended December 31, 1996, the year ended December 31, 1995 and the period cumulative from inception through December 31, 1996, were approximately $1,849,800, $1,037,700, and $4,150,100, respectively. The Company recently hired a Vice President for Sales and Marketing to pursue strategic relationships with systems and equipment manufacturers for the joint development of commercial products incorporationg the VRD technology. The Company expects marketing, general and administrative expenses to increase substantially in future periods as the Company makes additional investments in sales and marketing activities to promote and launch its VRD technology and anticipated products and as it increases the number of employees and the level of corporate and administrative activity.

     Income Taxes. At December 31, 1996, the Company has net operating loss carry-forwards of approximately $4,943,000 for federal income tax reporting purposes. The net operating losses will expire beginning in 2005 if not previously utilized. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carry-forwards. The Company has determined that such a change occurred during 1995 and the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $761,000.

Liquidity and Capital Resources

     To date, the Company has financed its operations primarily through private and public offerings of common stock and private placements of convertible preferred stock and convertible notes. In August 1996, the Company completed an initial public offering of 2,250,000 units, each unit consisting of one share of Common Stock and one five-year redeemable Public Warrant to purchase one share of Common Stock at $12.00 per share. The Company received net proceeds from the offering of approximately $15,500,000 after deducting underwriting discounts and offering expenses. At December 31, 1996, the Company had cash and cash equivalents of $14,265,800.

     Through December 31, 1996, the Company had incurred an accumulated deficit of $10,563,500, of which $4,171,000 represented payments made to the University of Washington to fund the research and development of its VRD technology pursuant to the terms of the Research Agreement, and $1,422,300 represented non-cash expenses for compensation and services associated with the issuances of stock, warrants and options.

     In July 1996, the Company raised net proceeds of $707,500 in a private placement of $750,000 in principal amount of its 7% Convertible Subordinated Notes due 1997 (the "7% Notes"). From November 25, 1996, through March 15, 1997, the 7% Notes were redeemable at the option of the noteholder at par (plus accrued and unpaid interest) plus 6,000 shares of Common Stock for every $100,000 principal so redeemed. In November and December 1996, the 7% Notes were redeemed in full (plus accrued interest) and 45,000 shares of Common Stock were issued to the noteholders.

     The Company's future expenditures and capital requirements will depend on numerous factors, including the progress of its research and development program, the progress in commercialization activities and arrangements, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments and the ability of the Company to establish cooperative development, joint venture and licensing arrangements. In order to maintain its exclusive rights under the UW License Agreement, the Company is obligated to make additional quarterly research payments through August 1997 aggregating $641,700 and, thereafter, to make additional payments in respect of royalties on the VRD. See "Item 1 - Description of Business - University of Washington License Agreement." If the Company is successful in establishing OEM co-development and joint venture arrangements, it is expected that the Company's partners would fund certain non-recurring engineering costs for product development. Nevertheless, the Company expects its cash requirements to increase significantly each year as it expands its activities and operations. There can be no assurance that the Company will ever be able to generate revenues or achieve or sustain profitability.

     The Company believes that its current cash balances will satisfy its budgeted cash requirements for at least the next 12 months based on the Company's current operating plan. Actual expenses, however, may exceed the amounts budgeted therefor and the Company may require additional capital earlier to develop its products, to respond to competitive pressures or to meet unanticipated development difficulties. The Company's operating plan calls for the purchase and installation of certain laboratory equipment and facilities and the addition of technical and business staff. The operating plan also provides for the completion of the Research Agreement with the University of Washington and the development of strategic relationships with systems and equipment manufacturers. See "Item 1 - Description of Business." There can be no assurance that additional financing will be available to the

Company or that, if available, it will be available on terms acceptable to the Company on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, the Company may be required to limit its operations significantly. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can, directly or through arrangements with OEMs, introduce products incorporating the VRD technology and the market acceptance and competitive position of such products. See "Item 1 - Description of Business - Considerations Related to the Company's Business - Capital Requirements."

ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants............................................ 29

Balance Sheet, December 31, 1996 and December 31, 1995....................... 30

Statement of Operations for the Years Ended December 31, 1996
and December 31, 1995, and from Inception (May 1993) to
December 31, 1996 ........................................................... 31

Statement of Shareholders' Equity (Deficit) from Inception
(May 1993) to December 31, 1996.............................................. 32

Statement of Cash Flows for the Years Ended December 31, 1996
and December 31, 1995, and from Inception (May 1993) to
December 31, 1996 ........................................................... 33

Notes to Financial Statements............................................. 34-43

                        Report of Independent Accountants


March 26, 1997

To the Board of Directors
and Shareholders of
Microvision, Inc.


In our opinion, the accompanying balance sheet and the related statement of operations, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Microvision, Inc., a development stage enterprise, at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended and for the period from inception (May 1993) to December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Microvision, Inc.
(A Development Stage Enterprise)

Balance Sheet
----------------------------------------------------------------------------------------------------------

                                                                                   December 31,
                                                                            1996                 1995
Assets
Current assets
   Cash and cash equivalents                                            $   14,265,800      $       98,500
   Accounts receivable                                                          25,000
   Other assets                                                                 86,500
   Receivables from former employees                                                                69,400
                                                                        --------------      --------------

       Total current assets                                                 14,377,300             167,900

Equipment, net                                                                 157,800               9,100
Other assets                                                                    30,200               2,000
                                                                        --------------      --------------

       Total assets                                                     $   14,565,300      $      179,000
                                                                        ==============      ==============

Liabilities and Shareholders' Equity (Deficit)
Current liabilities
   Accounts payable and other                                           $      388,600      $      207,500
   Accrued compensation and related liabilities                                667,600             336,400
                                                                        --------------      --------------

       Total current liabilities                                             1,056,200             543,900
                                                                        --------------      --------------

Commitments and contingencies (Notes 5 and 6)

Shareholders' equity (deficit)
   Preferred stock, no par value, 31,250,000 shares
     authorized, 0 and 499,478 issued and
     outstanding                                                                                 2,038,900
   Common stock, no par value, 31,250,000 shares
     authorized, 5,778,776 and 3,098,828 shares
     issued and outstanding                                                 24,116,200           4,745,900
   Deferred compensation                                                       (43,600)            (42,800)
   Deficit accumulated during development stage                            (10,563,500)         (7,106,900)
                                                                        --------------      --------------

       Total shareholders' equity (deficit)                                 13,509,100            (364,900)
                                                                        --------------      --------------

       Total liabilities and shareholders' equity (deficit)             $   14,565,300      $      179,000
                                                                        ==============      ==============


   The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
(A Development Stage Enterprise)

Statement of Operations
----------------------------------------------------------------------------------------------------------

                                                                                               Inception
                                                       Year ended          Year ended        (May 1993) to
                                                      December 31,        December 31,        December 31,
                                                          1996                1995               1996

Contract revenue                                     $    102,200        $     29,300       $    131,500
                                                     ------------        ------------       ------------
Research and development expense                        1,788,500           1,931,200          6,670,900
Marketing, general and administrative
   expense                                              1,849,800           1,037,700          4,150,100
                                                     ------------        ------------       ------------

                                                        3,638,300           2,968,900         10,821,000
                                                     ------------        ------------       ------------

Loss from operations                                   (3,536,100)         (2,939,600)       (10,689,500)
                                                     ------------        ------------       ------------

Interest income                                           280,000              31,800            362,300
Interest expense                                          200,500              35,800            236,300
                                                     ------------        ------------       ------------

Net loss                                             $ (3,456,600)       $ (2,943,600)      $(10,563,500)
                                                     ============        ============       ============

Pro forma net loss per share (unaudited)             $      (0.66)       $      (0.63)
                                                     ============        ============

Pro forma weighted average shares and
   share equivalents outstanding (unaudited)            5,204,635           4,677,077
                                                     ============        ============


   The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
(A Development Stage Enterprise)

Statement of Shareholders' Equity (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
Page 1 of 2


                                                    Preferred stock               Common stock            Deferred      Subscription
                                                   Shares      Amount         Shares        Amount      compensation     receivable
Issuance of founder's shares,  net                                          1,893,750    $    212,100
Issuance of stock in exchange for Exclusive
  License agreement (at $3.52/share)                                          187,500         660,000
Issuance of stock for cash (at $3.52/share),
  net of costs                                                                937,500       3,077,400
Net loss for period ended December 31, 1993
                                                                           ----------    ------------

Balance at December 31, 1993                                                3,018,750       3,949,500

Issuance of stock for cash (at $6.40/share)                                    14,453          92,500
Issuance of warrants and options for common stock                                             446,800    $ (335,200)
Net loss for year ended December 31, 1994
                                                                           ----------    ------------    ----------

Balance at December 31, 1994                                                3,033,203       4,488,800      (335,200)

Issuance of stock upon exercise of warrants                                    62,500           6,000
Issuance of stock to Board members for services                                 3,125          11,000
Issuance of warrants and options for common
  stock                                                                                       325,100
Issuance of preferred stock for cash, net of
  costs (at $4.80/share)                           499,478   $ 2,038,900
Amortization of deferred compensation, net                                                                  220,150
Cancellation of stock options                                                                 (85,000)       72,250
Net loss for year ended December 31, 1995
                                                  --------   -----------   ----------    ------------    ----------

Balance at December 31, 1995                       499,478     2,038,900    3,098,828       4,745,900       (42,800)

Issuance of stock to Board members for services                                22,250         110,000       (65,500)
Issuance of warrants and options for common stock                                              23,400
Issuance of preferred stock for cash, net of costs
  (at $4.80/share)                                 360,298     1,493,900
Issuance of common stock and warrants for
  services                                                                     10,605          71,000
Exercise of warrants for common stock                                          50,000          40,000                   $  (10,000)
Cashless exercise of warrants for common  stock                               296,875
Cancellation of founder's common stock                                       (859,375)        (66,000)
Amortization of deferred compensation, net                                                                   64,700
Issuance of common stock and warrants in IPO                                2,250,000      15,482,900
Conversion of convertible preferred stock         (859,776)   (3,532,800)     859,776       3,532,800
Collection of subscription receivable                                                                                       10,000
Issuance of stock relating to retirement of 7%
  subordinated notes                                                           45,000         176,200
Other                                                                           4,817
Net loss for the year ended December 31, 1996
                                                  --------   -----------   ----------    ------------    ----------     ----------

Balance at December 31, 1996                             -   $         -    5,778,776    $ 24,116,200    $  (43,600)    $        -
                                                  ========   ===========   ==========    ============    ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                                       32a

Microvision, Inc.
(A Development Stage Enterprise)

Statement of Shareholders' Equity (Deficit) (continued)
----------------------------------------------------------------------------------------
Page 2 of 2

                                                     Deficit accumulated   Shareholders'
                                                           during             equity
                                                      development stage      (deficit)
Issuance of founder's shares,  net                                        $    212,100
Issuance of stock in exchange for Exclusive
  License agreement (at $3.52/share)                                           660,000
Issuance of stock for cash (at $3.52/share),
  net of costs                                                               3,077,400
Net loss for period ended December 31, 1993             $  (1,351,600)      (1,351,600)
                                                        -------------     ------------

Balance at December 31, 1993                               (1,351,600)       2,597,900

Issuance of stock for cash (at $6.40/share)                                     92,500
Issuance of warrants and options for common stock                              111,600
Net loss for year ended December 31, 1994                  (2,811,700)      (2,811,700)
                                                        -------------     ------------

Balance at December 31, 1994                               (4,163,300)          (9,700)

Issuance of stock upon exercise of warrants                                      6,000
Issuance of stock to Board members for services                                 11,000
Issuance of warrants and options for common
  stock                                                                        325,100
Issuance of preferred stock for cash, net of
  costs (at $4.80/share)                                                     2,038,900
Amortization of deferred compensation, net                                     220,150
Cancellation of stock options                                                  (12,750)
Net loss for year ended December 31, 1995                  (2,943,600)      (2,943,600)
                                                        -------------     ------------

Balance at December 31, 1995                               (7,106,900)        (364,900)

Issuance of stock to Board members for services                                 44,500
Issuance of warrants and options for common stock                               23,400
Issuance of preferred stock for cash, net of costs
  (at $4.80/share)                                                           1,493,900
Issuance of common stock and warrants for
  services                                                                      71,000
Exercise of warrants for common stock                                           30,000
Cashless exercise of warrants for common  stock
Cancellation of founder's common stock                                         (66,000)
Amortization of deferred compensation, net                                      64,700
Issuance of common stock and warrants in IPO                                15,482,900
Conversion of convertible preferred stock
Collection of subscription receivable                                           10,000
Issuance of stock relating to retirement of 7%
  subordinated notes                                                           176,200
Other
Net loss for the year ended December 31, 1996              (3,456,600)      (3,456,600)
                                                        -------------     ------------

Balance at December 31, 1996                            $ (10,563,500)    $ 13,509,100
                                                        =============     ============


   The accompanying notes are an integral part of these financial statements.

                                       32b

Microvision, Inc.
(A Development Stage Enterprise)

Statement of Cash Flows
-------------------------------------------------------------------------------------------------------------

                                                                                               Inception
                                                       Year ended          Year ended        (May 1993) to
                                                      December 31,        December 31,       December 31,
                                                          1996                1995               1996
Cash flows from operating activities
   Net loss                                         $    (3,456,600)    $    (2,943,600)    $   (10,563,500)
   Adjustments to reconcile net loss to
     net cash used in operations
     Depreciation and write off of
       equipment                                             44,000               2,600              79,700
     Noncash expenses related to issuance
       of stock, warrants and options and
       amortization of deferred compensation                313,800             543,500           1,628,900
     Change in:
       Accounts receivable                                  (25,000)                                (25,000)
       Other assets                                         (86,500)                                (86,500)
       Receivables from former employees                     69,400              47,200
       Allowance for doubtful accounts                                          (66,600)
       Other assets                                         (28,200)              6,400             (30,200)
       Accounts payable and other                           181,100              60,000             388,600
       Accrued compensation and related
         liabilities                                        331,200             336,400             667,600
                                                    ---------------     ---------------     ---------------

       Net cash used in operating activities             (2,656,800)         (2,014,100)         (7,940,400)
                                                    ---------------     ---------------     ---------------

Cash flows from investing activities
   Purchases of equipment                                  (192,700)                  -            (237,500)
                                                    ---------------     ---------------     ---------------

       Net cash used in investing activities               (192,700)                  -            (237,500)
                                                    ---------------     ---------------     ---------------

Cash flows from financing activities
   Proceeds from 7% convertible
     subordinated notes                                     750,000                   -             750,000
   Repayment of 7% convertible
     subordinated notes                                      (750,000)                  -            (750,000)
   Net proceeds from issuance of common
     stock                                               15,522,900               6,000          18,910,900
   Net proceeds from issuance of preferred
     stock                                                1,493,900           2,038,900           3,532,800
                                                    ---------------     ---------------     ---------------

       Net cash provided by financing
         activities                                      17,016,800           2,044,900          22,443,700
                                                    ---------------     ---------------     ---------------

Net increase in cash and cash equivalents                14,167,300              30,800          14,265,800

Cash and cash equivalents at beginning
   of period                                                 98,500              67,700                   -
                                                    ---------------     ---------------     ---------------

Cash and cash equivalents at end of period          $    14,265,800     $        98,500     $    14,265,800
                                                    ===============     ===============     ===============

Cash paid for interest                              $        21,700     $        35,800     $        57,500
                                                    ===============     ===============     ===============

   The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
(A Development Stage Enterprise)

Notes to Financial Statements
December 31, 1996 and 1995
--------------------------------------------------------------------------------


1.   The Company

     Microvision, Inc. (the Company), a Washington corporation, was incorporated May 31, 1993. The Company was established to develop, manufacture and market Virtual Retinal Display (VRD) technology, which projects images directly onto the eye's retina. The Company is working to develop the VRD for potential defense, healthcare, business, industrial and consumer applications.

     The Company is a development stage enterprise which has incurred significant net losses since inception and has relied upon its ability to obtain financing, which to date has been principally from the sale of stock.

     On August 30, 1996, the Company completed its initial public offering
     (IPO) of 2,250,000 units each consisting of one share of common stock and one five-year redeemable warrant to purchase one share of common stock at $12.00 per share. The Company received net proceeds from the offering of $15.5 million after deducting underwriting discounts and offering expenses.

2.   Summary of significant accounting policies

     Cash and cash equivalents
     The Company places its excess cash investments in high quality, short-term money market instruments with high credit quality financial institutions.

     Equipment
     Equipment is stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method.

     Contract revenue
     Contract revenue has been recorded on the completed contract method of revenue recognition.

     Income taxes
     The Company provides for income taxes under the principles of Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires that provision be made for taxes currently due and for the expected future tax effects of temporary differences between book and tax bases of assets and liabilities.

     Net loss per share
     Net loss per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period, after applying the treasury stock method. For periods in which the Company reports a net loss, common stock equivalents do not include stock options and warrants as their effect would be anti-dilutive.

     Pro forma net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period after giving retroactive adjustment for the conversion of all Series A preferred stock into an equal number of shares of common stock, which occurred upon completion of the IPO, and after consideration of the dilutive effect, if any, of stock options and warrants. Pursuant to the requirements of the Securities and Exchange Commission, common equivalent shares relating to preferred stock and convertible debt (using the if-converted method) and stock options (using the treasury stock method and an initial public

Microvision, Inc.
(A Development Stage Enterprise)

Notes to Financial Statements
December 31, 1996 and 1995
--------------------------------------------------------------------------------


     offering price of $5.25 per share) issued subsequent to June 30, 1995 have been included in the computations through the IPO date.

     Research and development
     Research and development costs, net of reimbursements, are expensed as incurred. Research and development costs will be expensed until the net realizable value of a related product or technology is assured.

     Use of estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Stock-based compensation
     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation, which was effective for the Company beginning in fiscal 1996. Under the provisions of this statement, employee stock-based compensation expense is measured using either the intrinsic-value method as prescribed by Accounting Principles Board Opinion No. 25 or the fair value method described in Statement No.
     123. Companies choosing the intrinsic-value method are required to disclose the pro forma impact of the fair value method on net income and earnings per share. The Company decided to implement the statement in fiscal 1996 using the intrinsic-value method for its employee stock-based compensation plans. The Company is required to implement Statement No. 123 for stock-based awards to other than employees. Accordingly, the Company has recorded an expense of $270,600, $31,200 and $1,059,600 for the years ended December 31, 1996 and 1995 and for the period from inception to December 31, 1996 related to warrants and options issued to other than employees.

3.   Composition of certain financial statement captions

                                                               December 31,
                                                           1996             1995
         Receivables from former employees
           Receivable                                 $           -     $       2,800
           Notes                                                               66,600
                                                      -------------     -------------

                                                      $           -     $      69,400
                                                      =============     =============

         Equipment, net
           Equipment                                  $     205,500     $      12,800
           Accumulated depreciation                         (47,700)           (3,700)
                                                      -------------     -------------

                                                      $     157,800     $       9,100
                                                      =============     =============

Microvision, Inc.
(A Development Stage Enterprise)

Notes to Financial Statements
December 31, 1996 and 1995
--------------------------------------------------------------------------------


4.   Shareholders' equity (deficit)

     Common shares
     In July 1993, the Company issued 1,893,750 initial shares of its common stock to the founders for $212,100, net of issuance costs. Subscribers to the initial offering received warrants to purchase an additional 1,893,750 shares of common stock at an exercise price of $.80 per share and warrants to purchase an additional 946,875 common shares at an exercise price of $2.40 per share. The warrants are exercisable through July 24, 2003. Warrants for 96,875, 625,000 and 1,893,750 shares were canceled during 1996, 1995 and 1994, respectively. Warrants for 225,000 shares were exercised during 1996.

     In September 1993, the Company completed a private placement of common stock in which 375,000 shares of common stock were issued for $3.52 per share. A warrant for the purchase of an additional share for $4.80 was issued with each share of common stock. All of the warrants expired, unexercised, in April 1995.

     In October 1993, the Company issued 187,500 shares of common stock valued at $660,000 to acquire a technology license as described in Note 5.

     In November 1993, the Company completed an additional private placement of common stock in which 562,500 shares of common stock were issued for $3.52 per share.

     In October 1994, the Company completed its third private placement of common stock in which 14,453 shares of common stock were issued for $6.40 per share.

     On July 10, 1996, the Company issued 7% Convertible Subordinated Notes in the amount of $750,000. The Notes bore interest at 7% payable in arrears on December 15 and June 15 and were due July 10, 1997. The Notes were convertible at any time following 90 days after the effective date of a public offering of the Company's common stock generating proceeds of at least $5 million into 18,000 shares of common stock for each $100,000 in outstanding principal amount of Notes. Additionally, at any time following 90 days after the effective date of such a public offering and prior to March 15, 1997, the holder could redeem the unpaid principal amount of Notes plus accrued interest and receive 6,000 shares of common stock of the Company for each $100,000 in principal redeemed. In late 1996, the Company repaid the Notes on demand by holders and issued 45,000 shares of common stock to the holders. The aggregate fair value of the shares of common stock issued of $176,200 was charged to interest expense.

     In August 1996, the Company completed an initial public offering (IPO) of 2,250,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock. The Company received net proceeds from the offering of $15,482,900. In anticipation of the IPO, on July 10, 1996, subject to shareholder approval, the Company's Board of Directors approved a 1-for-3.2 reverse stock split of the Company's common and preferred stock. The reverse stock split was approved by the shareholders on August 9, 1996. All information in these financial statements pertaining to shares of capital stock and per share amounts has been adjusted

Microvision, Inc.
(A Development Stage Enterprise)

Notes to Financial Statements
December 31, 1996 and 1995
--------------------------------------------------------------------------------


     to give retroactive effect to the reverse split. In connection this action, a nominal number of fractional shares were redeemed in cash.

     Preferred shares
     In November 1994, the Company authorized the issuance and sale of 1,875,000 shares of Series A Preferred Stock which had liquidation and dividend preferences over common stock. Dividends accrued when and if declared by the Board of Directors. The Series A Preferred Stock was convertible into an equal number of shares of common stock. The Series A Preferred Stock was converted into 859,776 shares of common stock in conjunction with the IPO.

     Warrants
     On December 1, 1993, warrants to purchase 125,000 shares of common stock of the Company at an exercise price of $3.52 per share were issued to persons who performed services relating to raising equity capital. These warrants were exercised in 1996.

     During 1993, warrants to purchase a total of 468,750 shares of common stock were issued in two separate issuances to an investment banker who raised capital for the Company. The first issuance was for warrants to purchase 156,250 common shares at an exercise price of $4.00 per share and the second was for warrants to purchase 312,500 common shares at an exercise price of $4.80 per share. During 1995, the Company extended the exercise period and reduced the number of shares associated with the warrants issued such that warrants to purchase 359,375 shares of common stock at an exercise price of $4.80 per share remained outstanding. During 1996, the exercise price was modified and the number of shares associated with these warrants was again reduced, such that warrants to purchase 125,000 shares of common stock at $6.40 per share remain outstanding and expire in November 1998.

     During 1994, two separate issuances of warrants were made to persons who performed capital raising services. The first issuance was for warrants to purchase 62,500 shares of common stock of the Company at an exercise price of $.10 per share. The second issuance was for warrants to purchase 62,500 shares of common stock of the Company at an exercise price of $3.20 per share and expiration date of March 31, 1999. Warrants granted under the first issuance were exercised during 1995 for proceeds of $6,000. The remaining warrants were exercised in 1996.

     In September 1995, the Company granted warrants to purchase 31,250 shares of common stock at an exercise price of $4.80 per share to a consultant who performed capital raising services. The warrants were granted at their estimated fair value as determined by the Company. The warrants vest ratably over one year and expire five years following the date of issue. In August 1996, the exercise price of the warrants was increased to $6.40 per share. In August 1996, the exercise price of the warrants was further increased to $8.00 per share.

     In December 1995, the Company issued warrants to purchase 31,250 shares of common stock at an exercise price of $4.80 per share to two consultants involved in research and development and capital raising activities. The warrants were granted at their estimated fair value as determined by the Company. The warrants vest ratably over one year and expire five years following the date of issue. In July 1996, the exercise price of the warrants issued to one of the consultants was increased to $6.40 per

Microvision, Inc.
(A Development Stage Enterprise)

Notes to Financial Statements
December 31, 1996 and 1995
--------------------------------------------------------------------------------


     share. In August 1996, the exercise price of the warrants issued to the one consultant was further increased to $8.00 per share.

     In December 1995, the Company granted a warrant to purchase 1,563 shares of common shares at an exercise price of $4.80 per share for rent expense to be incurred in January 1996. These warrants vested in January 1996 and expire five years from the date of issue.

     In March 1996, the Company granted warrants to purchase 2,500 shares of common stock at an exercise price of $4.80 per share to an organization which provided professional services to the Company. The warrants were valued at $4,200, the estimated fair value as determined by the Company. The warrants expire five years following the date of issue.

     In July 1996, the Company issued warrants to purchase 26,400 shares of common stock at an exercise price of $6.40 per share to persons who performed capital raising services. The warrants were granted at their estimated fair values as determined by the Company. The warrants expire five years following the date of issue.

     The following summarizes activity with respect to warrants during 1995 and 1996:

                                                                   Warrants
                                                                            Exercise
                                                          Shares              price
         Outstanding at December 31, 1994                  2,103,125     $    .10-4.80
         Granted                                              64,063         4.80-6.40
         Exercised                                           (62,500)              .10
         Canceled/expired                                 (1,171,875)         .80-4.80
                                                       -------------     -------------

         Outstanding at December 31, 1995                    932,813         2.40-6.40

         Granted                                           2,681,975         2.40-8.00
         Exercised                                          (412,500)        2.40-3.52
         Canceled/expired                                   (550,000)        2.40-6.40
                                                       -------------     -------------

         Outstanding at December 31, 1996                  2,652,288     $   4.80-8.00
                                                       =============     =============

         Exercisable at December 31, 1996                  2,471,608     $   4.80-8.00
                                                       =============     =============

     Options
     During 1993, the Company adopted the 1993 Stock Option Plan which provides for granting incentive stock options (ISOs) and nonqualified options (NSOs) to employees, directors, officers, and certain nonemployees of the Company as determined by the Board of Directors, or its designated committee (Plan Administrator), for the purchase of up to a total of 228,938 shares of the Company's authorized but unissued common stock. The date of grant, option price, vesting period and other terms specific to options granted under such plan were determined by the Plan Administrator. In September 1995, an additional 625,000 shares were reserved for issuance under the 1993 Stock Option Plan.

Microvision, Inc.
(A Development Stage Enterprise)

Notes to Financial Statements
December 31, 1996 and 1995
--------------------------------------------------------------------------------


     During 1994, the Company adopted the 1994 Combined Incentive and Nonqualified Stock Option Plan which provided for the granting of ISOs and NSOs to employees, directors, officers, and certain nonemployees of the Company as determined by the Plan Administrator for the purchase of common shares not to exceed a total of 435,000 of the Company's authorized but unissued shares of common stock, subject to adjustment by the Plan Administrator. The date of grant, option price, vesting terms and other terms specific to options granted under such plan were determined by the Plan Administrator.

     During 1996, the Company adopted the 1996 Stock Option Plan (the 1996 Plan) and the 1996 Independent Director Stock Plan (the Director Plan). The 1996 Plan provides for granting ISOs and NSOs to employees, officers and agents of the Company as determined by the Plan Administrator, for the purchase of up to 750,000 shares of the Company's authorized but unissued common stock. The terms and conditions of any options granted, including the exercise price and vesting period are to be determined by the Plan Administrator. The Director Plan provides for granting up to a total of 75,000 shares of common stock to nonemployee directors of the Company as determined by the Board of Directors or a committee thereof. The Company expects to terminate the prior plans effective immediately following the issuance of the shares of common stock subject to the outstanding grants thereunder.

     The following table summarizes activity with respect to options for the two years ended December 31, 1996:

                                                                                            Weighted-
                                                                                             average
                                                                                            exercise
                                                                          Shares              price
         Outstanding at December 31, 1994                                    254,345     $        3.42
         Granted                                                             391,547              4.24
                                                                       -------------     -------------

         Outstanding at December 31, 1995                                    645,892              3.91

         Granted                                                             387,124              6.86
         Forfeited                                                            53,650              7.59
                                                                       -------------     -------------

         Outstanding at December 31, 1996                                    979,366     $        4.88
                                                                       =============     =============

         Weighted average fair value of options granted,
           net of forfeitures, during 1996                                               $        2.11
                                                                                         =============

Microvision, Inc.
(A Development Stage Enterprise)

Notes to Financial Statements
December 31, 1996 and 1995
--------------------------------------------------------------------------------


     The following table summarizes information about stock options outstanding and exercisable at December 31, 1996:

                          Options outstanding                Options exercisable
                          -------------------                -------------------
                                  Number         Weighted-                           Number
                               outstanding        average          Weighted-        exercisable       Weighted-
                                   at            remaining          average             at             average
         Range of             December 31,      contractual        exercise       December 31,        exercise
         exercise prices          1996             life              price            1996              price
         $       .80             193,940           4.46              $.80             193,940           $.80
           3.20-4.80             221,287           5.49              3.51             209,228           3.45
           5.25-8.80             564,139           6.68              6.81              73,425           6.20
                                 -------                                             --------

                                 979,366                                              476,593
                                 =======                                              =======

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Options issued to employees from inception to December 31, 1996 were recorded at $584,000 based upon the difference between the exercise price and fair value of the underlying shares as determined by the Company. However, no value was recorded related to the time value of the options. Had compensation cost for the Plan been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                                1996              1995
         Net loss                   As reported          $    (3,456,600)   $     (2,943,600)
                                    Pro forma            $    (3,760,600)   $     (2,973,400)

         Pro forma loss             As reported          $         (0.66)   $          (0.63)
           per share                As adjusted          $         (0.72)   $          (0.64)

     The fair value of the options granted during 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of zero percent for all years, expected volatility of 60% and 0%, risk-free interest rate of 6.55% and 5.95%, assumed forfeiture rate of 5% for all years, and expected lives of 4 years and 4.5 years.

5.   Commitments and contingencies

     In October 1993, the Company concurrently entered into a Research Agreement and Exclusive License Agreement (License Agreement) with the University of Washington (UW). The Research Agreement provides for the Company to pay $5,133,500 to fund agreed-upon VRD research and development activities to be carried out by the UW. The research funding is

Microvision, Inc.
(A Development Stage Enterprise)

Notes to Financial Statements
December 31, 1996 and 1995
--------------------------------------------------------------------------------


     required to be paid in sixteen quarterly instalments of $320,800 and is payable at the beginning of each quarter. Should the Company determine that for any reason it would not be beneficial to continue funding the Research Agreement, the terms of the Research Agreement permit the Company to terminate the agreement and discontinue future payments. Total payments made for 1996 and 1995 and the period from inception to December 31, 1996 are $1,283,400, $1,283,400 and $4,171,000, respectively. The Company has commitments under the agreement to pay an additional $962,500 in 1997.

     The License Agreement grants the Company the rights to certain intellectual property including the technology being developed under the Research Agreement whereby the Company has an exclusive, royalty-bearing license to make, use and sell or sublicense the licensed technology. In consideration for the license, the Company agreed to pay a one-time nonrefundable license issue fee of $5,133,500. Payments under the Research Agreement are credited to the license fee. In the event the Research Agreement is terminated and the Company elects to continue the License Agreement, the remaining license fee becomes due and payable. If Microvision were to terminate the License Agreement, it believes that further payments would not be required and, accordingly, has not booked the balance of payments due as an accrued expense.

     Under the Research Agreement, the Company is required to pay certain costs related to filing and processing of any patents and copyrights it chooses to support or fund in accordance with the agreement.

     During 1993, the Company issued 187,500 shares of common stock with a fair value of $660,000, as estimated by the Company, to UW and certain affiliates as additional consideration under the License Agreement. Additionally, the Company will pay certain ongoing royalties.

     In March 1994, the Company entered into an Exclusive License Agreement (HALO Agreement) with UW. The HALO Agreement grants the Company the right to receive certain technical information relating to HALO Display technology and an exclusive right to market the technical information for the purpose of commercial exploitation to unaffiliated entities. Under the HALO Agreement the Company paid $25,000 in 1994 to fund research relating to the development of certain technical information relating to HALO Display technology. In addition to the initial payment, the Company has committed to pay to UW the following:

       Upon filing for first patent            $75,000 and 31,250 common shares
       Upon issuance of the first patent       $100,000 and 62,500 common shares

     In September 1995, the Company reserved 31,250 shares of common stock for issuance upon exercise of options to be granted to members of the research staff at UW. During July 1996, these options were granted with an exercise price of $6.40 per share.

     During the period March 1994 through June 1995, warrants to purchase an aggregate of 343,750 shares of common stock at prices ranging from $.80 to $6.40 per share were approved by the Company's Board of Directors for issuance to a director. The director resigned his position in August 1995. Subsequent to December 31, 1995, the Board of Directors concluded that the grant

Microvision, Inc.
(A Development Stage Enterprise)

Notes to Financial Statements
December 31, 1996 and 1995
--------------------------------------------------------------------------------


     of the warrants to the former director had neither been properly authorized under the Washington Business Corporation Act nor supported by adequate consideration. The former director disputes the Company's view of the circumstances surrounding the approval of the warrants, has engaged counsel with respect to the matter and has informed the Company that if settlement of the parties' differences with respect to the warrants is not reached, he intends to commence legal action seeking damages for breach of contract and a declaration that the warrants are in full force and effect. Although the Company believes its position with respect to the warrants is correct, if the former director were to commence legal action against the Company, there is no assurance that he would not prevail on some or all of such claims.

     A consultant to the Company has notified the Company that he believes he is entitled to additional compensation for past services to the Company. The consultant has proposed that the Company award him warrants to purchase 156,250 shares of common stock. The Company believes that it has fulfilled all obligations it had to the consultant. The consultant has retained counsel to represent him in connection with his proposal to the Company and has informed the Company that unless his proposal is accepted he intends to commence legal action against the Company. Although the Company believes its position with respect to the warrants is correct, if the consultant were to commence legal action against the Company, there is no assurance that he would not prevail on some or all of his claims.

6.   Lease commitments

     In early 1996, the Company entered into a noncancelable operating lease for its current office space with an initial term in excess of one year. The Company exercised an option to occupy additional space at greater cost and issued 7,693 preferred shares and warrants to purchase 1,563 shares of common stock to the landlord in lieu of paying cash through July 1996. Rent expense of approximately $36,900 was recorded for the share issuance and warrants granted in December 1995. In February 1997, the Company signed an agreement to occupy additional space, a portion beginning immediately and a portion beginning no later than July 1, 1997. Future minimum rental commitments under the operating lease for years ending December 31 are as follows:

                                                       Operating
                                                         lease

                1997                                $      94,400
                1998                                      109,600
                1999                                        4,100
                                                    -------------

                                                    $     208,100

     Rent expense was $52,600, $18,700, and $132,400 for 1996 and 1995 and for
     the period from inception to December 31, 1996.

7.   Income taxes

     A current provision for income taxes has not been recorded for 1996 or 1995 or the period inception to date due to taxable losses incurred during such periods.

Microvision, Inc.
(A Development Stage Enterprise)

Notes to Financial Statements
December 31, 1996 and 1995
--------------------------------------------------------------------------------


     A valuation allowance has been recorded for deferred tax assets because realization is primarily dependent on generating sufficient taxable income prior to expiration of net operating loss carry-forwards.

     At December 31, 1996, the Company has net operating loss carry-forwards of approximately $4,943,000 for federal income tax reporting purposes. The net operating losses will expire beginning in 2005 if not previously utilized. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carry-forwards. The Company has determined that such a change occurred during 1995 and the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $761,000.

     Deferred tax assets are summarized as follows:

                                                                        December 31,
                                                                    1996             1995
     Net operating loss carry-forward                      $   1,681,000     $     956,000
     Capitalized research and development                      1,515,000         1,143,000
     Other                                                       374,000           247,000
                                                           -------------     -------------

                                                               3,570,000         2,346,000

     Valuation allowance                                      (3,570,000)       (2,346,000)
                                                           -------------     -------------

     Deferred taxes                                        $           -     $           -
                                                           =============     =============

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE


                                 Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     The executive officers and directors of the Company are as follows:

          Name                Age                    Position
--------------------------    ---    -------------------------------------------
Richard F. Rutkowski (1)       41    Chief Executive Officer, President and
                                     Director
Stephen R. Willey              43    Executive Vice President  and Director
Richard A. Raisig (1)          49    Chief Financial Officer and Vice President,
                                     Operations and Director
Walter J. Lack (1)(2)          49    Director
Robert A. Ratliffe             36    Director
Jacob Brouwer (2)              70    Director
Richard A. Cowell              49    Director

--------------

(1)  Member of the Compensation and Finance Committees

(2)  Member of the Audit Committee

     Richard F. Rutkowski served as Chief Operating Officer of the Company from December 1994 until September 1995, Chief Executive Officer of the Company since September 1995, as a director of the Company since August 1995, and was elected President of the Company in July 1996. Between November 1992 and May 1994, Mr. Rutkowski served as Executive Vice President of Medialink Technologies Corporation (formerly Lone Wolf Corporation), a developer of high speed digital networking technology for multimedia applications in audio-video computing, consumer electronics and telecommunications. Between February 1990 and April 1995, Mr. Rutkowski was principal of Rutkowski, Erickson, Scott, a consulting firm. Mr. Rutkowski also serves as a director of Digital Data Networks, Inc., a developer of wireless communications systems and networked electronic display media for the transit industry.

     Stephen R. Willey has served as Executive Vice President of the Company since October 1995 and as a director since June 1995. Mr. Willey also serves as the Company's technical liaison to the University of Washington's HIT Lab. Between January 1994 and April 1996, Mr. Willey served as an outside consultant to the Company through DGI The Development Group, Inc. ("DGI"), a business and technology consulting firm that Mr. Willey founded in 1982 and CSI Connection Systems, Inc., also a business and technology consulting firm founded by Mr. Willey. As principal of DGI, Mr. Willey provided technology consulting services to CREO Products, Inc., an electro-optics equipment manufacturer, between June 1989 and December 1992. Mr. Willey also co-founded PRO.NET Communications, Inc., an Internet services company. Mr. Willey has served as a director of PRO. NET since 1994.

     Richard A. Raisig has served as Chief Financial Officer and Vice President, Operations of the Company since August 1996 and as a director of the Company since March 1996. Mr. Raisig was Chief Financial Officer of Videx Equipment Corporation, a manufacturer and rebuilder of wire processing equipment for the cabling industry from June 1995, until August 1996. From July 1992 to May 1995, Mr. Raisig was Chief Financial Officer and Senior Vice President-Finance for Killion Extruders, Inc., a manufacturer of plastic extrusion equipment. From February 1990 to July 1992, Mr. Raisig was Managing Director of Crimson Capital Company, an investment banking firm. Prior to 1990, Mr. Raisig was a Senior Vice President of Dean Witter Reynolds, Inc. Mr. Raisig is a Certified Public Accountant.

     Walter J. Lack has served as a director of the Company since August 1995. Mr. Lack is a partner of Engstrom, Lipscomb & Lack, a Los Angeles, California law firm that he founded in 1974. Mr. Lack has acted as a special arbitrator for the Superior Court of the State of California since 1976 and for the American Arbitration Association since 1979. Mr. Lack also serves as a director of HCCH Insurance Holdings, Inc., a multinational insurance company listed on The New York Stock Exchange. Mr. Lack has been involved in a number of start-up companies, both as an investor and as a director.

     Robert A. Ratliffe joined the Company as a director in July 1996. Mr. Ratliffe has been Vice President and principal of Eagle River, Inc., an investment company specializing in the telecommunications and technology sectors, and Vice President of Communications for Nextel Communications, Inc., a wireless telecommunications company, since early 1996. Between 1986 and 1996, Mr. Ratliffe served as Senior Vice President, Communications, for AT&T Wireless Services, Inc., and its predecessor, McCaw Cellular Communications, Inc., where he also served as Vice President of External Affairs and as Vice President of Acquisitions and Development. Prior to joining McCaw Cellular Communications, Inc., Mr. Ratliffe was a Vice President with Seafirst Bank.

     Jacob Brouwer joined the Company as a director in July 1996. Mr. Brouwer is the Chairman and Chief Executive Officer of Brouwer Claims Canada & Co. Ltd., an insurance adjusting company that he founded in 1956. Mr. Brouwer has served as a director for numerous companies, including the Canadian National Railway Company, The Insurance Corporation of British Columbia, Air B.C., Golden Tulip Hotels Ltd., and Northwestel Inc. Mr. Brouwer is past President of the British Columbia Adjusters Association, and former Chairman of the International Financial Centre of British Columbia. Mr. Brouwer currently serves as a director of Doman Industries, a forest products company.

     Richard A. Cowell joined the Company as a director in August 1996. Mr. Cowell is a Senior Associate at Booz Allen & Hamilton involved in, among other things, the incorporation of simulation and models into education and training programs for Department of Defense contractors. Prior to joining Booz Allen in March of 1996, Mr. Cowell served in the United States Army for 25 years. Immediately prior to his retirement from the Army, Mr. Cowell served as Director of the Louisiana Maneuvers Task Force reporting directly to the Chief of Staff, Army. Mr. Cowell has authored a number of articles relating to the future of the Army and received awards for his writing and producing of a film entitled "America's Army" in 1994. Mr. Cowell retired from the Army holding the rank of Colonel.

     Directors of the Company hold office until the next annual meeting of shareholders or until their successors have been elected and duly qualified. Pursuant to the 1996 Independent Director Stock Plan, non-employee directors receive an annual award of Common Stock. See "- Benefit Plans - 1996 Independent Director Stock Plan." Non-employee directors receive no salary for their services and receive no fee from the Company other than as described above for their participation at Board meetings. All directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the Board of Directors.

     Executive officers are elected by the Board of Directors of the Company at the first meeting after each annual meeting of shareholders and hold office until their successors are elected and duly qualified.

Significant Employees

     Todd R. McIntyre joined the Company in January 1996 and currently serves as Vice President of Business Development. Mr. McIntyre is responsible for establishing relationships with third parties for the development of products incorporating the VRD technology. Over the past eight years, Mr. McIntyre has held business development and marketing positions with several development stage companies, including Southern Limited Partnership, a magazine and book publisher; Sasquatch Publishing Company, Inc., a magazine and book publisher; SPRY Inc., an Internet software products publisher; and Notable Technologies, Inc., a wireless telecommunications products manufacturer.

     Andrew Lee joined the Company in January 1997 as Vice President, Sales and Marketing. Mr. Lee is responsible for developing and implementing the Company's sales and product marketing efforts. Between January 1992 to January 1997, Mr. Lee was Senior Director, National Systems Sales, for AEI Music Network, Inc., the largest audio-visual systems integrator in the United States. From January 1989 to December 1991, prior to joining AEI, Mr. Lee was Director, Sales and Marketing, for ADB Industries Inc., a manufacturer of precision assemblies for the defense and aerospace industries, where he was responsible for designing and implementing marketing strategies for both commercial and military markets.

     Douglas A. Stoll joined the Company in October 1996 as Director of Engineering with responsibility for managing the Company's core technology and internal product development programs. Previously, Mr. Stoll spent 16 years with the Space and Defense Sector of TRW, Inc. in various project management roles. He managed several simulation and avionics design teams and was named the program manager for all TRW activities on the B-2 program from 1990 through 1992. Prior to joining TRW, Mr. Stoll spent 10 years in the U.S. Air Force as a B-52 pilot and as a scientific analyst at the Edwards Flight Test Center. He currently holds the rank of Lieutenant Colonel in the Air Force Reserves. Mr. Stoll earned an M.S. in Physics from Ohio State University, an M.S. in Systems Management from the University of Southern California and an executive MBA from UCLA.

     John Lewis joined the Company in November 1996 as Director of Research with primary responsibility for directing and managing the ongoing research in the Company's core technology, and for developing and protecting the Company's intellectual property assets. From 1978 to 1996, Mr. Lewis held various technical and management positions at Polaroid Corporation. During his tenure at Polaroid, Mr. Lewis headed several projects that involved using micro-optics in the coupling of semiconductor light sources and using scanning mechanisms for high quality imaging. From 1986 to 1994, Mr. Lewis managed the Department of Physical Systems within Polaroid's Research Division. Mr. Lewis holds a B.S. degree in physics from Massachusetts Institute of Technology and is named as inventor on five patents and two patents pending.

     Alexander J. Yarmie joined the Company in March 1996 as Marketing Manager/Defense and Aerospace, and is responsible for developing and implementing the Company's military products strategy. From July 1992 to March 1996, Mr. Yarmie was a principal of Janan International, a business consulting and product representation firm that advised clients in the electronics, environmental technologies, automotive, aerospace, and computer industries on business development, sales and marketing strategies. Between August 1988 and July 1992, Mr. Yarmie was a marketing and sales manager for Sundstrand Aerospace, an aerospace avionics and electronics company. Mr. Yarmie currently holds the rank of Major in the U.S. Army reserves, and is a Master Army Aviator and a former military helicopter instructor.

     David Melville joined the Company as Senior Research Engineer in September 1996. From December 1993 to September 1996, Mr. Melville was employed by the HIT Lab, where he was involved in developing the VRD technology, and is the inventor of the MRS. Prior to joining the HIT Lab in 1993, Mr. Melville spent 12 years in engineering positions with California State University, Fresno, School of Engineering. Mr. Melville has over 20 years of experience in electronics design and development. Mr. Melville holds a B.S. in Physics from California State University, Fresno.

     Daniel C. Bertolet joined the Company as Senior Research Engineer in September 1996. From November 1994 to September 1996, Dr. Bertolet was employed by the HIT Lab as a Research Associate. Prior to joining the HIT Lab in November 1994, Dr. Bertolet was a Research Associate with the University of Washington, Department of

Chemical Engineering, and as Senior Processing Engineer with United Epitaxial Technologies, where he worked on the commercialization of semiconductor technologies. Dr. Bertolet holds a B.S. in Electrical Engineering and a Ph.D. in Electrical and Computer Engineering from the University of Massachusetts.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on a review of the copies of the forms provided to the Company and written representations that no other filing of forms was required, the Company believes that, during the fiscal year ended December 31, 1996, the reporting persons subject to Section 16(a) of the Securities Exchange Act of 1934, as amended, complied with all filing requirements applicable thereto, except that Walter J. Lack filed one late report, failed to timely report eight transactions, and has failed to file one required report; Robert A. Ratliffe filed one late report and failed to timely report three transactions; Richard A. Raisig failed to timely report two transactions; and Jacob Brouwer and Richard
A. Cowell each failed to timely report one transaction.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation received for services in all capacities to the Company for the last three fiscal years by Richard F. Rutkowski, the Company's Chief Executive Officer and President, and Stephen R. Willey, Executive Vice President (the "Named Executives"). No other officer of the Company received annual salary and bonuses exceeding $100,000 in the fiscal year ended December 31, 1996.

                                                                                                              Long-Term
                                                              Annual Compensation (1)                      Compensation
                                                      -------------------------------------------                Awards
Name and                                  Fiscal      Salary        Bonus            Other Annual            Securities
Principal Position                          Year         ($)       ($)(2)     Compensation ($)(3)    Underlying Options
------------------                        ------      ------      -------     -------------------    ------------------
Richard F. Rutkowski (4)...............     1996     131,250      134,375                  -                     -
   Chief Executive Officer                  1995      92,500       30,000                  -                     -
   and President                            1994      18,750            -              3,790               311,517

Stephen R. Willey (5)..................     1996      78,333      115,400             36,667                     -
   Executive Vice President                 1995           -            -             67,500               296,875
                                            1994           -            -             35,000                     -

--------------

(1) Based on his annual salary rate, Richard A. Raisig, Chief Financial Officer and Vice President of Operations, would have received annual compensation in excess of $100,000 had he been employed by the Company through 1996.

(2) Bonus amounts for 1996 reflect amounts paid in 1997 for services performed in 1996 and during the last three months of 1995.

(3) Represents (i) with respect to Mr. Rutkowski, payments in consideration of consulting services rendered to the Company prior to Mr. Rutkowski's employment with the Company and (ii) with respect to Mr. Willey, payments in consideration of consulting services rendered to the Company prior to and concurrent with Mr. Willey's employment with the Company. See "Certain
     Relationships and Related Transactions."

(4)  Mr. Rutkowski joined the Company as an employee on October 1, 1994.
     Pursuant to his Amended and Restated Employment Agreement with the Company,
     Mr. Rutkowski was granted options to purchase up to an aggregate of 311,517 shares of Common Stock as partial compensation for calendar years 1995, 1996, and 1997. See "Employment Agreements." On December 31, 1996, options with respect to 213,666 shares of Common Stock had vested. Prior to his employment with the Company, Mr. Rutkowski served as a consultant to the Company.

(5) Mr. Willey joined the Company as an employee on October 1, 1995. Pursuant to his Employment Agreement with the Company, Mr. Willey was granted options to purchase up to an aggregate of 296,875 shares of Common Stock as partial compensation for years ending September 30, 1995, 1996, 1997, and 1998. See "- Employment Agreements." On December 31, 1996, options with respect to 175,781 shares of Common Stock had vested. Prior to his employment with the Company, Mr. Willey served as a consultant to the Company.

     Option Grants. No stock options or other similar rights were granted by the Company during 1996 to the Named Executives.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values. The following table sets forth information concerning exercise of stock options during 1996 by the Named Executives and the fiscal year-end value of unexercised options:

                                                          Number of Securities            Value of Unexercised
                                                         Underlying Unexercised           In-the-Money Options
                                                      Options at December 31, 1996      at December 31, 1996 (1)
                                                      ----------------------------      ------------------------
                            Number of
                   Shares Acquired on     Value
Name                         Exercise   Realized     Exercisable     Unexercisable    Exercisable    Unexercisable
----               ------------------   --------     -----------     -------------    -----------    -------------
Richard F.
   Rutkowski                    --           --          213,666            97,851    $   448,886         --

Stephen R.                      --           --          175,781           121,094    $   312,500         --
   Willey

--------------------

(1) Calculated based on a closing price of $4.00 per share on December 31, 1996.

     Employment Agreements. Pursuant to his Amended and Restated Employment Agreement with the Company, Mr. Rutkowski receives an annual base salary of $120,000, subject to increases as determined by the Board of Directors, and an annual cash performance bonus in an amount to be determined by the Board of Directors. In January 1997, Mr. Rutkowski's base salary was adjusted to $145,000 and he was awarded a bonus a $134,375 for services performed during 1996 and during the last three months of 1995. In addition, Mr. Rutkowski has received options to purchase up to an aggregate of 311,517 shares of Common Stock for his service to the Company during the period 1995 through 1997. These options have five-year terms, vest quarterly, and will immediately vest and become exercisable upon the occurrence of certain significant business events, including a sale of a majority of the Company's assets to a third party. Mr. Rutkowski is entitled to all benefits offered generally to the Company's employees. Upon termination without cause of Mr. Rutkowski's employment by the Company, certain of Mr. Rutkowski's stock options will vest and Mr. Rutkowski will be entitled to a severance payment. The Amended and Restated Employment Agreement expires, unless previously terminated, on December 31, 1997.

     The Company entered into an employment agreement with Stephen R. Willey, the Company's Executive Vice President and a director of the Company, effective May 1, 1996. Pursuant to this agreement, Mr. Willey receives an annual base salary of $110,000, adjusted annually for the cost of living and subject to increases as determined by the Board of Directors. In addition, Mr. Willey is entitled to receive an annual cash performance bonus in an amount determined by the Board of Directors, and has received options to purchase an aggregate of 296,875 shares of Common Stock for his services during the period 1995 through 1998. In January 1997, Mr. Willey's base salary was adjusted to $130,000 and he was awarded a bonus of $115,400 for services performed in 1996 and during the last three months of 1995. Upon termination without cause of Mr. Willey's employment by the Company, certain of Mr. Willey's stock options will vest and Mr. Willey will be entitled to a severance payment. Mr. Willey's employment agreement expires, unless previously terminated, on September 30, 1998.

Benefit Plans

     1996 Stock Option Plan. The Company's 1996 Stock Option Plan (the "1996 Plan"), which was adopted and approved by the Company's Board of Directors and the shareholders in July and August, 1996, respectively, provides for the grant of options to acquire a maximum of 750,000 shares of Common Stock, subject to adjustments in the event of certain changes in the Company's capitalization. Unless sooner terminated by the Board of Directors, the 1996 Plan will terminate ten years after its adoption by the Board of Directors of the Company.

     The 1996 Plan permits the granting of incentive stock options ("ISOs") and nonqualified stock options ("NSOs") at the discretion of a plan administrator (the "Plan Administrator"). The Plan Administrator is comprised of "disinterested directors" and "outside directors" for purposes of Rule 16b-3 under the Exchange Act and Section 162(m) of the Internal Revenue Code, respectively. The Compensation Committee of the Board of Directors serves as Plan Administrator except with respect to grants awarded to executive officers of the Company, with respect to which the Board serves as Plan Administrator. Subject to the terms of the 1996 Plan, the Plan Administrator determines the terms and conditions of any options granted, including the exercise price. Eligible optionees include any current or future employee, officer, or agent of the Company or its subsidiaries. The 1996 Plan provides that the Plan Administrator must establish an exercise price for ISOs that is not less than the fair market value of the shares at the date of grant. If ISOs are granted to persons owning more than 10% of the voting stock of the Company, however, the 1996 Plan provides that the exercise price must be not less than 110% of the fair market value of the shares at the date of grant and that the term of the ISOs may not exceed five years. The term of all other options granted under the 1996 Plan may not exceed ten years. Although the Plan Administrator determines when options become exercisable, options granted under the 1996 Plan generally become exercisable at a rate of 33% per year over a three-year period, so that options are fully vested after three years. Options are not transferable other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by such optionee. In the event of a merger, consolidation or plan of exchange to which the Company is a party or a sale of all or substantially all of the Company's assets, the Board of Directors may elect one of the following alternatives: (i) outstanding options remain in effect in accordance with their terms; (ii) outstanding options may be converted into options to purchase stock in the surviving or acquiring corporation in the transaction; or (iii) outstanding options may be exercised with a 30-day period prior to the consummation of the transaction, at which time they will automatically expire, and the Board may accelerate the time frame for exercise of all options in full. Shares subject to options granted under the 1996 Plan that have lapsed or terminated may again be made subject to options granted under the 1996 Plan. Following termination of employment by the Company other than for cause, resignation, retirement, disability or death, an option holder has three months within which to exercise his options before the options will automatically expire.

     1996 Independent Director Stock Plan. The 1996 Independent Director Stock Plan (the "Director Plan") was adopted and approved by the Board of Directors and the shareholders in July and August, 1996, respectively. A total of 75,000 shares of Common Stock have been reserved for issuance under the Director Plan. The Director Plan provides for the grant of shares of Common Stock to non-employee directors ("Independent Directors") of the Company. The Director Plan is designed to work automatically without administration; however, to the extent administration is necessary, it will be performed by the Board of Directors or a committee thereof. The Director Plan is administered in accordance with Rule 16b-3 adopted under the Exchange Act.

     Each Independent Director is awarded shares of Common Stock (the "Annual Award") on an annual basis each time he or she is elected to the Board (or, if directors are elected to serve terms longer than one year, as of the date of each annual shareholders' meeting during that term). The number of shares awarded in the Annual Award is equivalent to the result of $20,000 divided by the fair market value of a share on the date of the award, rounded to the nearest 100 shares (or a fraction thereof if the Independent Director is elected or appointed to the Board at any time other than at the annual meeting of shareholders). If any share awarded under the Director Plan is forfeited, such share will again be available for purposes of the Director Plan. Unless earlier suspended or terminated by the Board, the Director Plan will continue in effect until the earlier of: (i) ten years from the date on which it is adopted by the Board and (ii) the date on which all shares available for issuance under the Director Plan have been issued.

     Prior Plans. The Company's 1993 Stock Option Plan, 1994 Combined Incentive and Nonqualified Stock Option Plan, and 1995 Combined Incentive and Nonqualified Stock Option Plan (the "Prior Plans"), provided for the award of ISOs to key employees and the award of NSOs to employees and certain non-employees who have important relationships with the Company. The Company reserved 228,938 and 435,000 authorized but unissued shares for issuance under the 1993 and 1994 plans, respectively, upon adoption of these plans, and in September 1995 reserved an additional 625,000 shares for issuance under the 1993 plan. As of December 31, 1996, options to purchase an aggregate of 670,366 shares of Common Stock remained outstanding under these plans. The Company granted no options under the 1995 plan. The Company does not intend to grant any additional options to purchase shares of Common Stock under the Prior Plans, and expects to terminate the Prior Plans effective immediately following the issuance of the shares of Common Stock subject to the outstanding grants thereunder.

Certain Tax Considerations Related to Executive Compensation

     As a result of Section 162(m) of the Internal Revenue Code of 1986, as amended, in the event that compensation paid by the Company to a "covered employee" (the chief executive officer and the next four highest paid employees) in a year were to exceed an aggregate of $1,000,000, the Company's deduction for such compensation could be limited to $1,000,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of February 28, 1997 by (i) each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock ("Principal Shareholder"); (ii) each of the Company's directors;
(iii) the Named Executive; and (iv) all executive officers and directors of the Company as a group.

                                                  Amount and Nature of      Percentage of
Name and Address of Beneficial Owner            Beneficial Ownership (1)   Common Stock (2)
------------------------------------            ------------------------   ----------------
George M. Galpin (3)                                       305,750               5.1%
   120 West Dayton, Suite D-5
   Edmonds, WA 98020
Richard F. Rutkowski (4)                                   240,003               4.0%
   c/o Microvision, Inc.
   2203 Airport Way South, Suite 100
   Seattle, WA 98134
Stephen R. Willey (5)                                      211,197               3.5%
   c/o Microvision, Inc.
   2203 Airport Way South, Suite 100
   Seattle, WA 98134
Walter J. Lack (6)                                         205,437               3.5%
   10100 Santa Monica Blvd., 16th Floor
   Los Angeles, CA 90067


Richard A. Raisig (7)                                       16,250                *
   c/o Microvision, Inc.
   2203 Airport Way South, Suite 100
   Seattle, WA 98134
Robert A. Ratliffe                                          10,250                *
   2300 Carillon Point
   Kirkland, WA 98033
Jacob Brouwer                                                4,000                *
   1200 West Pender Street, Suite 1200
   Vancouver, B.C. VGE 259
   Canada
Richard A. Cowell                                            4,000                *
   c/o Booz, Allen & Hamilton
   4301 N. Fairfax Drive, Suite 200
   Arlington, VA 22203
                                                          --------              -----

All executive officers and directors as
a group (7 persons)                                        691,137              11.0%

--------------

*    Less than 1% of the outstanding shares of Common Stock.

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days are treated as outstanding for determining the amount and percentage of Common Stock owned by such individual. To the Company's knowledge, each person has sole voting and sole investment power with respect to the shares shown, subject to community property laws, where applicable.

(2) Rounded to the nearest 1/10th of one percent, based on 5,778,776 shares of Common Stock outstanding at February 28, 1997, assuming no exercise of the Warrants, the Representatives' Warrants, or any other outstanding options or warrants.

(3) Mr. Galpin filed a Schedule 13D reporting his beneficial ownership of more than 5% of the Company's Common Stock on or about March 22, 1997.

(4)  Includes options to purchase up to 238,128 shares of Common Stock.

(5) Includes options and Public Warrants to purchase up to 202,812 shares of Common Stock.

(6)  Includes Warrants to purchase up to 25,000 shares of Common Stock.

(7)  Includes options to purchase 15,625 shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since inception of the Company, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $60,000 and in which any director or executive officer had or will have a direct or indirect material interest other than the transactions described below.

Securities Issuances

     From November 1995 through June 1996, the Company sold an aggregate of 859,776 shares of the Company's Series A Preferred Stock to 58 entities and individuals for an aggregate purchase price of $4,127,000 in cash. In February 1996, Walter J. Lack, a director of the Company, purchased 15,625 shares of Series A Preferred Stock for $75,000 in cash.

     In June 1996, the Company issued 833 shares of common stock to Mr. Lack upon the exercise of certain warrants issued thereto as compensation for consulting services provided by Mr. Lack to the Company.

     In early July 1996, the Company issued $750,000 in aggregate principal amount of its 7% Notes to six investors raising net proceeds of $707,500 for the Company's immediate operating requirements and for payment of certain expenses incurred in connection with its initial public offering. The 7% Notes were convertible or redeemable at the option of the holder at any time 90 days after the date of the final prospectus issued in connection with the Company's initial public offering. The 7% Notes bore interest at the rate of 7% per annum, payable semiannually in arrears on December 15 and June 15, and were to mature on July 10, 1997. The 7% Notes were subordinate to all future senior indebtedness of the Company. Walter J. Lack, a director of the Company, purchased $250,000 in principal amount of the 7% Notes. In December 1996, Mr. Lack redeemed the 7% notes in full and, pursuant to the terms of the 7% notes, was issued 15,000 shares of Common Stock. The remaining 7% Notes were redeemed in November and December 1996. See Note 4 of Notes to Financial Statements.

Promoters' Transactions

     The Company was founded and promoted by Times Holding Limited; Sisley Enterprises S.A.; Yokohama Enterprises, Inc.; George Hatch; the Hunter Family Trust No. 2; Caisey Harlingten; Ronetna Limited; and Dunbrody International, Ltd. (each individually, a "Promoter" and all, collectively, the "Promoters"). In July 1993, an aggregate of 1,893,750 shares of Common Stock were issued by the Company to the Promoters for an aggregate purchase price of $212,100. On May 28, 1996, the Company repurchased 859,375 shares of Common Stock from the Promoters. Consideration for such purchase included the cancellation of promissory notes from the Promoters in an aggregate principal amount of $66,600 and the reduction in the exercise price of warrants previously granted to them, which were subsequently exercised, to purchase 96,875 shares of Common Stock from $0.80 to zero.

     Effective January 1, 1994, the Company entered into consulting agreements with David L. Hunter and Caisey Harlingten, Promoters of the Company. Pursuant to the agreements, Messrs. Hunter and Harlingten each provided business development and strategic planning services to the Company, and assisted the Company with its financing activities and provided general management, marketing, development and investment assistance to the Company. Messrs. Hunter and Harlingten were paid $90,018 and $88,000 under their respective agreements, which terminated in November 1994 and February 1995, respectively.

Consulting Arrangements; Salary Payments to Affiliates

     Between December 1993 and October 1995, two entities with which Stephen R. Willey, Executive Vice President and a director of the Company, is affiliated provided strategic planning and technical consulting services to the Company. As compensation for these services, the Company paid an aggregate of $137,092 to these entities. The consulting relationship between the Company and the affiliates terminated in October 1995, at which time Mr. Willey became an employee of the Company. Between October 1995 and April 1996, salary payable to Mr. Willey in the aggregate amount of $36,667 was paid directly to one of these affiliates

Loans to Officers

     During 1996, the Company made loans to Richard F. Rutkowski, Chief Executive Officer and President and a director of the Company, and Stephen R. Willey, in the amounts of $82,400 and $69,000, respectively. The loans were evidenced by promissory notes with maturities of one year and earned interest at 8% per annum payable quarterly. The loans were made in consideration of Messrs. Rutkowski and Willey agreeing to a modification of their respective employment agreements. The loan grants were approved by the Board of Directors of the Company. The loans and all accrued interest thereon were repaid in full during 1996.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

3.1 Amended and Restated Articles of Incorporation of Microvision, Inc., as filed on August 14, 1996 with the Secretary of State of the State of Washington*
3.2      Amended and Restated Bylaws of Microvision, Inc.*
4.1      Form of specimen certificate for Common Stock*
4.2      Form of Warrant for purchase of Common Stock*
4.3      Warrant Agreement*
4.4      Form of Representatives' Warrant for purchase of Units*
10.1 Project I Research Agreement between The University of Washington and the Washington Technology Center and the H. Group, dated June 10, 1993*
10.2 Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993*
10.3 Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993 *+
10.4 Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993 *+
10.5 Amended and Restated Employment Agreement between Microvision, Inc., and Richard F. Rutkowski, effective October 1, 1994*
10.6 Employment Agreement between Microvision, Inc., and Stephen R. Willey, dated May 1, 1996*
10.7     1993 Stock Option Plan*
10.8     1994 Combined Incentive and Nonqualified Stock Option Plan*
10.9     1995 Combined Incentive and Nonqualified Stock Option Plan*
10.10    1996 Stock Option Plan, as amended**
10.11    1996 Independent Director Stock Plan, as amended**
10.12 Office Lease Agreement by and between David A. Sabey and Sandra L. Sabey and Microvision, Inc., dated December 22, 1995, as amended on January 26, 1996*
10.13    Form of Director Indemnification Agreement*
10.14 Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994*
10.15 Second Amendment of Office Lease Agreement between the City of Seattle and Microvision, Inc., dated February 26, 1997
11       Computation of Pro Forma Loss Per Share
23       Consent of Price Waterhouse LLP
27       Financial Data Schedule

--------------

* Incorporated by reference to the Company's Form SB-2 Registration Statement, Registration No. 333-5276-LA.

** Incorporated by reference to the Company's Post-Effective Amendment No. 2 on Form SB-2 Registration Statement, Registration No. 333-5276-LA.

+    Subject to confidential treatment.

     (b) Reports on Form 8-K.

         Not applicable.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MICROVISION, INC.


Date: March 28, 1997                   By RICHARD F. RUTKOWSKI
                                          --------------------------------------
                                          Richard F. Rutkowski
                                          President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 28, 1997.


           Signature                                   Title
           ---------                                   -----

      RICHARD F. RUTKOWSKI
----------------------------------     Chief Executive Officer, President, and
      Richard F. Rutkowski             Director (Principal Executive Officer)


      STEPHEN R. WILLEY
----------------------------------     Executive Vice President and Director
      Stephen R. Willey


      RICHARD A. RAISIG
----------------------------------     Chief Financial Officer and Vice
      Richard A. Raisig                President - Operations and Director
                                       (Principal Financial and
                                        Accounting Officer)



----------------------------------     Director
      Walter J. Lack


      ROBERT A. RATLIFFE
----------------------------------     Director
      Robert A. Ratliffe



----------------------------------     Director
      Jacob Brouwer


      RICHARD A. COWELL
----------------------------------     Director
      Richard A. Cowell

                                 EXHIBIT INDEX

Exhibit
No.      Description
---      -----------

3.1 Amended and Restated Articles of Incorporation of Microvision, Inc., as filed on August 14, 1996 with the Secretary of State of the State of Washington*
3.2      Amended and Restated Bylaws of Microvision, Inc.*
4.1      Form of specimen certificate for Common Stock*
4.2      Form of Warrant for purchase of Common Stock*
4.3      Warrant Agreement*
4.4      Form of Representatives' Warrant for purchase of Units*
10.1 Project I Research Agreement between The University of Washington and the Washington Technology Center and the H. Group, dated June 10, 1993*
10.2 Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993*
10.3 Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993 *+
10.4 Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993 *+
10.5 Amended and Restated Employment Agreement between Microvision, Inc., and Richard F. Rutkowski, effective October 1, 1994*
10.6 Employment Agreement between Microvision, Inc., and Stephen R. Willey, dated May 1, 1996*
10.7     1993 Stock Option Plan*
10.8     1994 Combined Incentive and Nonqualified Stock Option Plan*
10.9     1995 Combined Incentive and Nonqualified Stock Option Plan*
10.10    1996 Stock Option Plan, as amended**
10.11    1996 Independent Director Stock Plan, as amended**
10.12 Office Lease Agreement by and between David A. Sabey and Sandra L. Sabey and Microvision, Inc., dated December 22, 1995, as amended on January 26, 1996*
10.13    Form of Director Indemnification Agreement*
10.14 Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994*
10.15 Second Amendment of Office Lease Agreement between the City of Seattle and Microvision, Inc., dated February 26, 1997
11       Computation of Pro Forma Loss Per Share
23       Consent of Price Waterhouse LLP
27       Financial Data Schedule

--------------

* Incorporated by reference to the Company's Form SB-2 Registration Statement, Registration No. 333-5276-LA.

** Incorporated by reference to the Company's Post-Effective Amendment No. 2 on Form SB-2 Registration Statement, Registration No. 333-5276-LA.

+    Subject to confidential treatment.