Form 10QSB
period 1997-03-31
MICROVISION INC
filed 1997-05-15
CIK 65770

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.
    For the quarterly period ended March 31, 1997

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.
    For the transition period from ___________to____________.

                         Commission File Number 0-21221

                                MICROVISION, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Washington                               91-1600822
(State or Other Jurisdiction of Incorporation       (I.R.S. Employer
            or organization)                        Identification No.)

          2203 Airport Way South, Suite 100, Seattle, Washington 98134
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (206) 623-7055

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1997, 5,782,213 shares of the Company's common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION

                                                                         Page
Item 1 - Financial Statements

     Balance Sheets at March 31, 1997 and December 31, 1996                3

     Statement of Operations for the three months ended                    4
     March 31, 1997 and 1996 and for the period from inception to March 31, 1997

     Statement of Cash Flows for the three months ended                    5
     March 31, 1997 and 1996 and for the period from inception to March 31, 1997

     Notes to Financial Statements                                         6


Item 2 - Management's Discussion and Analysis of Financial Condition       7
         and Results of Operations

                               MICROVISION, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS


                                     ASSETS


                                         March 31,          December 31,
                                          1997                  1996
                                        ---------           ------------

Current Assets
     Cash and cash equivalents          $13,035,700         $14,265,800
     Accounts receivable                         --              25,000
     Other assets                            73,000              86,500
                                        -----------         -----------
       Total current assets              13,108,700          14,377,300

Equipment, net                              228,700             157,800
Other assets                                 11,900              30,200
                                        -----------         -----------
       Total assets                     $13,349,300         $14,565,300
                                        ===========         ===========




                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities
     Accounts payable and other         $    461,700        $   388,600
     Accrued compensation and related
       liabilities                           489,100            667,600
                                        ------------        -----------
       Total liabilities                     950,800          1,056,200
                                        ------------        -----------

Shareholders' Equity
     Common stock                         24,142,500         24,116,200
     Deferred compensation                   (21,800)           (43,600)
     Accumulated deficit                 (11,722,200)       (10,563,500)
                                        ------------        -----------
      Total shareholders' equity          12,398,500         13,509,100
                                        ============        ===========
       Total liabilities and equity     $ 13,349,300        $14,565,300
                                        ============        ===========


See accompanying notes to financial statements.

                               MICROVISION, INC.
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS


                                                                            May 1993
                                                  Three Months Ended       (inception)
                                                       March 31,            through
                                                       ---------            March 31,
                                                  1997          1996          1997
                                                  ----          ----          ----

Contract revenue                                $      --     $    27,200  $    131,500

Research and development
  expense                                           649,700   $   350,000     7,320,600

Marketing, general and
  administrative expense                            680,300       298,200     4,830,400
                                               ------------   -----------  ------------
     Total expenses                               1,330,000       648,200    12,151,000
                                               ------------   -----------  ------------

Loss from operations                             (1,330,000)     (621,000)  (12,019,500)

Interest income                                     172,000         3,300       534,300
Interest expense                                        700          --         237,000
                                                -----------   -----------  ------------

Net loss                                        $(1,158,700)  $  (617,700) $(11,722,200)
                                                ===========   ===========  ============

Net loss per share                              $     (0.20)
                                                ===========

Weighted average shares
  outstanding                                     5,778,900
                                                ===========

Pro forma net loss per share                                  $     (0.13)
                                                              ===========

Pro forma weighted average shares
  and share equivalents outstanding                             4,838,700
                                                              ===========


See accompanying notes to financial statements.

                               MICROVISION, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS



                                                                                      May 1993
                                                            Three Months Ended       (inception)
                                                                 March 31,            through
                                                                 ---------            March 31,
                                                            1997          1996          1997
                                                            ----          ----          ----

Cash flow from operating activities
  Net loss                                                $(1,158,700)  $  (617,700) $(11,722,200)
  Adjustments to reconcile net loss to
    net cash used in operations
      Depreciation and write off of equipment                   5,600         2,400        85,300
      Non-cash exepnses related to issuance of
        stock, warrants and options and
        amortization of deferred compensation                  21,800        49,200     1,650,700
      Changes in:
        Accounts receivable                                    25,000       (28,400)          --
        Other current assets                                   13,500       (22,200)      (73,000)
        Other assets                                           18,300       (24,500)      (11,900)
        Accounts payable and other                             73,100       (61,600)      461,700
        Accrued compensation and related liabilities         (178,500)      101,100       489,100
                                                          -----------   -----------  ------------
          Net cash used in operating activities            (1,179,900)     (601,700)   (9,120,300)
                                                          -----------   -----------  ------------

Cash flows from investing activities
  Purchase of equipment                                       (76,500)      (50,900)     (314,000)
                                                          -----------   -----------  ------------
    Net cash used in investing activities                     (76,500)      (50,900)     (314,000)
                                                          -----------   -----------  ------------

Cash flows from financing activities
  Proceeds from 7 percent convertible subordinated notes                                  750,000
  Repayment of 7 percent convertible subordinated notes                                  (750,000)
  Net proceeds from issuance of preferred stock                           1,045,800     3,532,800
  Net proceeds from issuance of common stock                   26,300                  18,937,200
                                                          -----------   -----------  ------------
    Net cash provided by financing activities                  26,300     1,045,800    22,470,000
                                                          -----------   -----------  ------------

Net (decrease) increase in cash and cash
  equivalents                                              (1,230,100)      393,200    13,035,700
Cash and equivalents at beginning of period                14,265,800        98,500           --
                                                          -----------   -----------  ------------

Cash and equivalents at the end of period                 $13,035,700   $   491,700  $ 13,035,700
                                                          ===========   ===========  ============




See accompanying notes to financial statements.

                                MICROVISION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 1997


Management's Statement

     The accompanying unaudited financial statements of Microvision, Inc. (the "Company") at March 31, 1997 and 1996 and for the periods then ended, including the period from inception to date, have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the audited financial statements for the twelve month period ended December 31, 1996. These statements include all adjustments (consisting only of normal recurring accruals) that, in the opinion of the Company's management, are necessary for a fair presentation of the results for the interim and inception to date periods presented. The interim results are not necessarily indicative of results that may be expected for a full year and should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, which are included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

Computation of Earnings (Loss) per Share

     Net loss per share information is computed using the weighted average number of shares of common stock outstanding during each period in which the Company reports a loss. Common equivalent shares issuable upon the exercise of outstanding options and warrants to purchase shares of the Company's common stock (using the treasury stock method) are not included in the calculation of the net loss per share because the effect of their inclusion is anti-dilutive. In accordance with Securities and Exchange Commission Staff Accounting Bulletins
(SABs), common equivalent shares issued by the Company at prices below the public offering price of $8.00 per unit during the period beginning one year prior to the initial filing of the registration statement for the Company's initial public offering have been included in the calculation as if they were outstanding for all periods (using the treasury stock method and the initial public offering price of $5.25 per share).

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS128). The Company will adopt SFAS128 for the year ended December 31, 1997. The Company does not expect that adoption of this standard will have an effect on its financial statements due to its net loss.

Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such statements are inherently subject to risks and uncertainties as further described herein and in the "Considerations Related to the Company's Business" section of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, as filed with the Securities and Exchange Commission. The Company's actual results may differ materially from the results projected in the forward-looking statements.

Overview

     The Company commenced operations in May 1993 to develop and commercialize technology for displaying images and information onto the retina of the viewer's eye. In 1993, the Company acquired the exclusive license to the Virtual Retinal Display(TM) technology ("VRD"(TM)) from the University of Washington and entered into a research agreement with the University of Washington to further develop the VRD technology. Since its formation, the Company has been in the development stage, with its principal activities consisting of assembling a qualified technical, business development and executive management team, continuing development of the VRD technology and prototype products, raising capital and marketing of the VRD technology. The Company has not generated significant revenues and has incurred substantial losses since its inception. The Company expects to continue to incur significant operating losses for the next several years.

     The Company's objective is to be a leading provider of personal display products and imaging technology in a broad range of professional and consumer applications. The Company expects to achieve this objective and to generate revenues through a combination of the following activities: technology licensing to original equipment manufacturers ("OEMs") of consumer electronics products; provision of engineering services associated with cooperative product development arrangements and research contracts; and the manufacture and sale of high-performance personal display products to professional users, directly, through OEMs or through joint ventures.

     The Company is in discussions with systems and equipment manufacturers in the defense and wireless communications, computing, and commercial and consumer electronics industries. The Company expects to work with certain of these manufacturers to develop or co-develop specific products that the Company believes to be the most commercially viable.

     The Company does not expect to have substantial revenues until late 1997 at the earliest. Revenues in late 1997, if any, are expected to be derived from cooperative development projects and government research grants. Revenues from sales of products may not occur until substantially later, if at all.

     The Company currently has two prototype versions of the VRD. The Company expects to continue funding prototype and demonstration versions of products incorporating the VRD technology throughout 1997. Future revenues, profits and cash flow, and the Company's ability to achieve its strategic objectives described herein, will depend upon a number of factors, including acceptance of the VRD technology by various industries and OEMs, market acceptance of products incorporating the VRD technology and the technical performance of such products. Additionally, the Company must be able to attract, retain and motivate qualified technical and management personnel and both anticipate and adapt to a rapidly changing, competitive market for information display technologies.

Plan of Operation

     The Company intends to invest over the next year in ongoing innovation and improvements to the VRD technology, including the development of component technology and additional prototypes as well as the design of subsystems and products. The Company has established, staffed and equipped an in-house laboratory to support VRD technology development and product development engineering associated with future cooperative development projects, which the Company expects to receive. The Company is adding to its technical and business staff in support of its technology development and marketing objectives and, in particular, is adding to its engineering staff. The operating plan also provides for the development of strategic relationships with systems and equipment manufacturers and completion of the research agreement with the University of Washington.

Results of Operations

     The Company is in the development stage and has not generated significant revenues. As of March 31, 1997, the Company had an accumulated deficit since inception of $11.7 million. The Company expects continuing and increasing expenditures in research and development as it focuses its efforts on further development and refinement of the VRD technology and pursues commercialization of the VRD technology.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED
TO THREE MONTHS ENDED MARCH 31, 1996

     The Company had no contract revenue in the three months ended March 31, 1997 compared to $27,200 for the comparable period in 1996. The revenue for the period ended March 31, 1996 was derived from a contract with Fujitsu Research Institute, which called for defining possible applications for the VRD technology.

     Research and development expenses for the three month period ended March 31, 1997 increased $299,700, or 86%, to $649,700 from $350,000 for the comparable period in 1996. In each period, the Company made a payment of $320,800 to the University of Washington pursuant to the Company's research agreement. The balance of the expenses of $328,900 and $29,200 in the periods ended March 31, 1997 and March 31, 1996, respectively, also were incurred by the Company to further develop the VRD technology.

     The increase in research and development expenses of $299,700 for the quarter ended March 31, 1997 over the comparable period in the prior year reflects implementation of the Company's operating plan, which calls for building its technical staff and related technology development activities, establishing and equipping its own laboratory and performing work in support of the Company's sales and marketing activities related to the commercialization of the VRD technology.

     The Company expects its research and development expenses to increase in the future over prior periods as it continues to build its technical staff and related research capabilities in support of expanded internal research and development activities as well as increasing requirements in support of sales and marketing efforts and preparation for performing on contracts relating to commercialization of the VRD technology into which the Company expects to enter.

     Marketing, general and administrative expenses increased $382,100 or 128% to $680,300 in the three months ended March 31, 1997 from $298,200 for the comparable period in 1996. The increase includes increased aggregate compensation and associated support costs for employees including those employed at March 31, 1996 and those hired subsequent to that date. In January 1997, the Company hired a Vice President for Sales and Marketing to pursue strategic relationships with systems and equipment manufacturers for the joint development of commercial products incorporating VRD technology. The Company expects marketing, general and administrative expenses to increase in future periods as the Company makes additional investments in sales and marketing activities to promote and launch its VRD technology and anticipated products and as it increases the number of employees and the level of corporate and administrative activity. The Company also leased additional office space during the quarter to support planned additions to its staff in research and development as well as in sales, marketing and administration.

     Net interest income in the three months ended March 31, 1997 was $171,300 as compared to $3,300 in the comparable period of 1996. This increase was due to higher cash balances in the three months ended March 31, 1997, which resulted principally from approximately $15.5 million of net proceeds received from the Company's initial public offering in August 1996.

     Subsequent to March 31, 1997, the Company announced that it had been awarded two Small Business Innovation Research (SBIR) contracts. In April 1997, the Company was awarded an SBIR contract from the United States Air Force to initiate the development of a full-color, high-definition, head-mounted display for pilot training applications. Also in April 1997, the Company was awarded a second SBIR contract from the United States Air Force to explore the development of very wide field of view, immersive display systems for command, control, communications, and computer information systems.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through July 1996, the Company financed its operations primarily through private equity sales and a private placement of convertible subordinated notes. In August 1996, the Company completed its initial public offering of 2,250,000 units, each unit consisting of one share of common stock and one five-year redeemable warrant to purchase one share of common stock at $12.00 per share. The Company received net proceeds from the offering of approximately $15.5 million after deducting underwriting discounts and offering expenses.

     The Company believes that its current cash balances will satisfy its budgeted cash requirements for at least the next twelve months based on the Company's current operating plan. Budgeted operating requirements include provision for $641,600 in payments remaining after March 31, 1997 under the research contract with the University of Washington. Actual expenses, however, may exceed the amounts budgeted, and will depend, in part, on the opportunities that arise for commercialization of the VRD technology. The Company may require additional capital earlier to develop products, to respond to competitive pressures, or to meet unanticipated development difficulties. There can be no assurance that the Company would be successful in attempts to raise additional capital.

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

                                     Part II
                                OTHER INFORMATION

Item 1.   Legal Proceedings

          Reference is made to the discussion under the heading "Legal Proceedings" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          a. Exhibit

             11. Computation of Net Loss Per Share and Pro Forma Net Loss Per Share
             27.  Financial Data Schedule

          b. Reports on Form 8-K

             During the quarterly period ended March 31, 1997, the Company filed no Current Reports on Form 8-K with the Commission.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MICROVISION, INC.



Date: May 15, 1997                           RICHARD F. RUTKOWSKI
                                             ----------------------------------
                                             Richard F. Rutkowski
                                             President, Chief Executive Officer
                                             (Principal Executive Officer)


Date: May 15, 1997                           RICHARD A. RAISIG
                                             ----------------------------------
                                             Richard A. Raisig
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

                                  EXHIBIT INDEX

Exhibit
Number    Description

11        Computation of Net Loss Per Share and Pro Forma Net Loss Per Share
27        Financial Data Schedule