Form 10KSB/A
period 1996-12-31
MICROVISION INC
filed 1997-05-30
CIK 65770

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

State issuer's revenues for its most recent fiscal year:  $102,200

State the aggregate market value of the voting stock held by non-affiliates, based on the closing price for the registrant's Common Stock on the Nasdaq National Market, as of March 19, 1997: approximately $37,246,800

State the number of shares outstanding of the issuer's Common Stock, as of March 19, 1997: 5,778,776

Transitional small business disclosure format:  Yes     No   X
                                                    ---     ---

                                TABLE OF CONTENTS
                                -----------------

Item of Form 10-KSB/A                                                       Page
---------------------                                                       ----

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

Notes to Financial Statements............................................. 34-43

                        Report of Independent Accountants


To the Board of Directors
and Shareholders of
Microvision, Inc.


In our opinion, the accompanying balance sheet and the related statement of operations, of shareholders' equity (deficit) and of cash flows, after the restatement described in Note 8, present fairly, in all material respects, the financial position of Microvision, Inc., a development stage enterprise, at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended and for the period from inception (May 1993) to December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP


Seattle, Washington
May 23, 1997

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

Microvision, Inc.
(A Development Stage Enterprise)

Statement of Operations
----------------------------------------------------------------------------------------------------------

                                                                                               Inception
                                                       Year ended          Year ended        (May 1993) to
                                                      December 31,        December 31,        December 31,
                                                          1996                1995               1996

Contract revenue                                     $    102,200        $     29,300       $    131,500
                                                     ------------        ------------       ------------
Research and development expense                        1,788,500           1,931,200          6,670,900
Marketing, general and administrative
   expense                                              1,849,800           1,037,700          4,150,100
                                                     ------------        ------------       ------------

                                                        3,638,300           2,968,900         10,821,000
                                                     ------------        ------------       ------------

Loss from operations                                   (3,536,100)         (2,939,600)       (10,689,500)
                                                     ------------        ------------       ------------

Interest income                                           280,000              31,800            362,300
Interest expense                                          200,500              35,800            236,300
                                                     ------------        ------------       ------------

Net loss                                             $ (3,456,600)       $ (2,943,600)      $(10,563,500)
                                                     ============        ============       ============

Pro forma net loss per share (unaudited)             $      (0.72)       $      (0.63)
                                                     ============        ============

Pro forma weighted average shares and
   share equivalents outstanding (unaudited)            4,818,364           4,677,077
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

         Pro forma loss             As reported          $         (0.72)   $          (0.63)
           per share                Pro forma            $         (0.78)   $          (0.64)

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
                                                           =============     =============

8.   The Company restated its financial statements for the year ended
     December 31, 1996 to change the amount reported as pro forma net loss per share for the year ended December 31, 1996. The original computation excluded the effect of 859,375 shares of stock which were rescinded in May 1996. There was no change to reported net income. The following summarizes the restatement:

                                                  As Previously
                                                    Reported       As Restated

Pro forma net loss per share (unaudited)             $(0.66)          $(0.72)

Pro forma weighted average shares and
  share equivalents outstanding (unaudited)        5,204,635        4,818,364

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

3.1 Amended and Restated Articles of Incorporation of Microvision, Inc., as filed on August 14, 1996 with the Secretary of State of the State of Washington*
3.2      Amended and Restated Bylaws of Microvision, Inc.*
4.1      Form of specimen certificate for Common Stock*
4.2      Form of Warrant for purchase of Common Stock*
4.3      Warrant Agreement*
4.4      Form of Representatives' Warrant for purchase of Units*
10.1 Project I Research Agreement between The University of Washington and the Washington Technology Center and the H. Group, dated June 10, 1993*
10.2 Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993*
10.3 Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993 *+
10.4 Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993 *+
10.5 Amended and Restated Employment Agreement between Microvision, Inc., and Richard F. Rutkowski, effective October 1, 1994*
10.6 Employment Agreement between Microvision, Inc., and Stephen R. Willey, dated May 1, 1996*
10.7     1993 Stock Option Plan*
10.8     1994 Combined Incentive and Nonqualified Stock Option Plan*
10.9     1995 Combined Incentive and Nonqualified Stock Option Plan*
10.10    1996 Stock Option Plan, as amended**
10.11    1996 Independent Director Stock Plan, as amended**
10.12 Office Lease Agreement by and between David A. Sabey and Sandra L. Sabey and Microvision, Inc., dated December 22, 1995, as amended on January 26, 1996*
10.13    Form of Director Indemnification Agreement*
10.14 Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994*
10.15 Second Amendment of Office Lease Agreement between the City of Seattle and Microvision, Inc., dated February 26, 1997***
11       Computation of Pro Forma Loss Per Share
23       Consent of Price Waterhouse LLP
27       Financial Data Schedule

--------------

* Incorporated by reference to the Company's Form SB-2 Registration Statement, Registration No. 333-5276-LA.

** Incorporated by reference to the Company's Post-Effective Amendment No. 2 on Form SB-2 Registration Statement, Registration No. 333-5276-LA.

*** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

+    Subject to confidential treatment.

     (b) Reports on Form 8-K.

         Not applicable.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MICROVISION, INC.


Date: May 28, 1997                     By RICHARD F. RUTKOWSKI
                                          --------------------------------------
                                          Richard F. Rutkowski
                                          President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on May 28, 1997.


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


      ROBERT A. RATLIFFE
----------------------------------     Director
      Robert A. Ratliffe



----------------------------------     Director
      Jacob Brouwer



----------------------------------     Director
      Richard A. Cowell

                                 EXHIBIT INDEX

Exhibit
No.      Description
---      -----------

3.1 Amended and Restated Articles of Incorporation of Microvision, Inc., as filed on August 14, 1996 with the Secretary of State of the State of Washington*
3.2      Amended and Restated Bylaws of Microvision, Inc.*
4.1      Form of specimen certificate for Common Stock*
4.2      Form of Warrant for purchase of Common Stock*
4.3      Warrant Agreement*
4.4      Form of Representatives' Warrant for purchase of Units*
10.1 Project I Research Agreement between The University of Washington and the Washington Technology Center and the H. Group, dated June 10, 1993*
10.2 Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993*
10.3 Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993 *+
10.4 Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993 *+
10.5 Amended and Restated Employment Agreement between Microvision, Inc., and Richard F. Rutkowski, effective October 1, 1994*
10.6 Employment Agreement between Microvision, Inc., and Stephen R. Willey, dated May 1, 1996*
10.7     1993 Stock Option Plan*
10.8     1994 Combined Incentive and Nonqualified Stock Option Plan*
10.9     1995 Combined Incentive and Nonqualified Stock Option Plan*
10.10    1996 Stock Option Plan, as amended**
10.11    1996 Independent Director Stock Plan, as amended**
10.12 Office Lease Agreement by and between David A. Sabey and Sandra L. Sabey and Microvision, Inc., dated December 22, 1995, as amended on January 26, 1996*
10.13    Form of Director Indemnification Agreement*
10.14 Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994*
10.15 Second Amendment of Office Lease Agreement between the City of Seattle and Microvision, Inc., dated February 26, 1997***
11       Computation of Pro Forma Loss Per Share
23       Consent of Price Waterhouse LLP
27       Financial Data Schedule

--------------

* Incorporated by reference to the Company's Form SB-2 Registration Statement, Registration No. 333-5276-LA.

** Incorporated by reference to the Company's Post-Effective Amendment No. 2 on Form SB-2 Registration Statement, Registration No. 333-5276-LA.

*** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

+    Subject to confidential treatment.