Form 10QSB
period 1997-06-30
MICROVISION INC
filed 1997-08-14
CIK 65770

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the quarterly period ended June 30, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1997, 5,782,213 shares of the Company's common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes _____ No __X__

                                     PART I
                              FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1 - Financial Statements

         Balance Sheets at June 30, 1997 and December 31, 1996                3

         Statement of Operations for the three and six months ended           4
         June 30, 1997 and 1996 and for the period from inception to June 30, 1997

         Statement of Cash Flows for the six months ended                     5
         June 30, 1997 and 1996 and for the period from inception to June 30, 1997

         Notes to Financial Statements                                        6


Item 2 - Management's Discussion and Analysis of Financial Condition          7
         and Results of Operations

PART II - Other Information                                                  13

                                MICROVISION, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                         June 30,         December 31,
                                                                            1997                 1996
                                                                     -----------          -----------
ASSETS
Current Assets
   Cash and cash equivalents                                         $11,463,400          $14,265,800
   Accounts receivable                                                    74,300               25,000
   Other current assets                                                  135,200               86,500
                                                                     -----------          -----------
      Total current assets                                            11,672,900           14,377,300

Equipment, net                                                           346,300              157,800
Other assets                                                              12,200               30,200
                                                                     -----------          -----------
      Total assets                                                   $12,031,400          $14,565,300
                                                                     ===========          ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                     $400,600             $388,600
   Accrued liabilities                                                   379,600              667,600
                                                                     -----------          -----------
      Total liabilities                                                  780,200            1,056,200

Shareholders' Equity
   Common stock                                                       24,154,300           24,116,200
   Deferred compensation                                                  (5,500)             (43,600)
   Accumulated deficit                                               (12,897,600)         (10,563,500)
                                                                     ------------         -----------
      Total shareholders' equity                                      11,251,200           13,509,100
                                                                     -----------          -----------
      Total liabilities and shareholders' equity                     $12,031,400          $14,565,300
                                                                     ===========          ===========

See accompanying notes to financial statements.

                                MICROVISION, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                                                          May 1993
                                                                                                                        (inception)
                                                  Three months ended June 30,            Six months ended June 30,         through
                                                ----------------------------          ---------------------------          June 30,
                                                       1997             1996                1997             1996             1997
                                                       ----             ----                ----             ----             ----
Contract revenue                                $   102,200      $         0          $  102,200      $    27,200     $    233,700
                                                -----------      -----------          ----------      -----------     ------------
Research and development
   expense                                          933,700          342,100           1,583,400          692,100        8,254,300
Marketing, general and
   administrative expense                           726,900          371,800           1,407,200          670,000        5,557,300
                                                -----------      -----------          ----------      -----------     ------------
        Total expenses                            1,660,600          713,900           2,990,600        1,362,100       13,811,600
                                                -----------      -----------          ----------      -----------     ------------

Loss from operations                             (1,558,400)        (713,900)         (2,888,400)      (1,334,900)     (13,577,900)

Other income                                        222,500                0              222,500               0          222,500
Interest income                                     161,100            1,700              333,100           5,000          695,400
Interest expense                                       (600)          (2,400)              (1,300)         (2,400)        (237,600)
                                                -----------      -----------          -----------     -----------     ------------

Net loss                                        $(1,175,400)     $  (714,600)         $(2,334,100)    $(1,332,300)    $(12,897,600)
                                                ===========      ===========          ===========     ===========     ============

Net loss per share                              $     (0.20)                          $    (0.40)
                                                ===========                           ==========

Weighted average shares
   outstanding                                    5,782,200                            5,780,600
                                                ===========                          ===========

Pro forma net loss per share                                     $     (0.15)                         $     (0.28)
                                                                 ===========                          ===========

Pro forma weighted average shares
   and share equivalents outstanding                               4,766,700                            4,766,700
                                                                 ===========                          ===========

See accompanying notes to financial statements

                                MICROVISION, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                                                     May 1993
                                                                                                                   (inception)
                                                                                   Six months ended June 30,          through
                                                                                ---------------------------           June 30,
                                                                                       1997            1996              1997
                                                                                       ----            ----              ----
Cash flows from operating activities
   Net loss                                                                     $(2,334,100)    $(1,332,300)     $(12,897,600)
   Adjustments to reconcile net loss to net cash
    used in operations:
       Depreciation and write-off of fixed assets                                    45,900           5,200           125,600
       Non-cash expenses related to issuance of stock, warrants
         and options and amortization of deferred compensation                       49,900          95,900         1,678,800
        Changes in:
            Accounts receivable                                                     (49,300)              0           (74,300)
            Other current assets                                                    (48,700)        (56,100)         (135,200)
            Other assets                                                             18,000         (50,400)          (12,200)
            Accounts payable                                                         12,000         185,600           400,600
            Accrued liabilities                                                    (288,000)         26,200           379,600
                                                                                -----------     -----------      ------------
         Net cash used in operating activities                                   (2,594,300)     (1,125,900)      (10,534,700)
                                                                                -----------     -----------      ------------

Cash flows from investing activities
     Purchase of fixed assets                                                      (234,400)        (34,100)         (471,900)
                                                                                -----------     -----------      ------------
        Net cash used in investing activities                                      (234,400)        (34,100)         (471,900)
                                                                                -----------     -----------      ------------

Cash flows from financing activities
   Proceeds from 7% convertible subordinated notes                                                                    750,000
   Repayment of 7% convertible subordinated notes                                                                    (750,000)
   Net proceeds from issuance of preferred stock                                                  1,493,900         3,532,800
   Net proceeds from issuance of common stock                                        26,300          30,000        18,937,200
                                                                                -----------     -----------      ------------
        Net cash provided by financing activities                                    26,300       1,523,900        22,470,000
                                                                                -----------     -----------      ------------

Net increase (decrease) in cash and cash
   equivalents                                                                   (2,802,400)        363,900        11,463,400
Cash and cash equivalents at beginning of period                                 14,265,800          98,500                 0
                                                                                -----------     -----------      ------------

Cash and cash equivalents at end of period                                      $11,463,400     $   462,400      $ 11,463,400
                                                                                ===========     ===========      ============

See accompanying notes to financial statements

                                MICROVISION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 1997


Management's Statement

     The accompanying unaudited financial statements of Microvision, Inc. (the "Company") at June 30, 1997 and 1996 and for the periods then ended, including the period from inception to date, have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the audited financial statements for the twelve month period ended December 31, 1996. These statements include all adjustments (consisting only of normal recurring accruals) that, in the opinion of the Company's management, are necessary for a fair presentation of the results for the interim and inception to date periods presented. The interim results are not necessarily indicative of results that may be expected for a full year and should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, which are included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS128). The Company will adopt SFAS 128 for the year ending December 31, 1997. The Company does not expect that adoption of this standard will have an effect on its financial statements due to its net loss.

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

     The Company does not expect to have substantial revenues until late 1997 at the earliest. Revenues in late 1997, if any, are expected to be derived from cooperative development projects and government research contracts. Revenues from sales of products may not occur until substantially later, if at all.

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

Results of Operations

     The Company is in the development stage and has not generated significant revenues. As of June 30, 1997, the Company had an accumulated deficit since inception of $12.9 million. The Company expects continuing and increasing expenditures in research and development as it focuses its efforts on further development and refinement of the VRD technology and pursues commercialization of the VRD technology.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED
TO THREE MONTHS ENDED JUNE 30, 1996

     Revenue in the three months ended June 30, 1997 was $102,200. The Company had no contract revenue in the comparable period of 1996. The revenue for the period ended June 30, 1997 was derived from contracts into which the Company entered during the period, as described below. Contract revenue has been recognized using the percentage of completion method.

     Research and Development expenses for the three months ended June 30, 1997 increased $591,600 or 173% to $933,700 from $342,100 for the comparable period in 1996. In each period, the Company made a payment of $320,800 to the University of Washington pursuant to the Company's Research Agreement. The balance of the expenses of $612,900 and $21,300 in the periods ended June 30, 1997 and June 30, 1996 respectively, were incurred directly by the Company in part to further develop the VRD technology.

     The increase in research and development expenses of $591,600 for the quarter ended June 30, 1997 over the comparable period in the prior year reflects implementation of the Company's operating plan, which calls for building its technical staff; supporting activities to further develop the Company's technology; establishing and equipping its own laboratory; and performing work in support of the Company's sales and marketing activities related to the commercialization of the VRD technology. The increase also includes costs incurred in the performance of contracts.

     The Company expects its research and development expenses to increase in the future over prior periods. In addition to costs associated with performing on contracts, the Company plans to continue to build its technical staff and related research capabilities in support of current and future contracts; expanded internal research and development activities; increasing requirements to support sales and marketing efforts; and preparation for performing on additional contracts relating to commercialization of the VRD technology into which the Company expects to enter.

     Marketing, general and administrative expenses increased $355,100 or 96% to $726,900 in the three months ended June 30, 1997 from $371,800 for the comparable period in 1996. The increase includes increased aggregate compensation and associated support costs for employees including those employed at June 30, 1996 and those hired subsequent to that date both in sales and marketing and in administration. The Company expects marketing, general and administrative expenses to increase in future periods as the Company makes additional investments in sales and marketing activities to promote its VRD technology and anticipated products and as it adds to its sales and marketing and administrative staff and increases the level of corporate and administrative activity.

     Other income for the period ended June 30, 1997 was $222,500, which resulted from the reduction of an accrued liability for litigation upon settlement of the matter at a lesser amount than the established reserve.

     Net interest income in the three months ended June 30, 1997 was $160,500 as compared to net interest expense of $700 in the comparable period of 1996. This increase was due to higher cash balances in the three months ended June 30, 1997, representing the remaining net proceeds received by the Company from its initial public offering in August 1996.

     During the three months ended June 30, 1997, the Company announced that it had entered into several contracts in both defense and commercial segments for further development of the VRD technology directed toward meeting specific customer applications. The defense segment included two Small Business Innovation Research (SBIR) contracts with the United States Air Force. One SBIR is to initiate the development of a full-color, high definition, head mounted display for pilot training applications. The second SBIR is to explore the development of very wide field of view, immersive display systems for command, control, communications, and computer information systems.

     In the commercial segment, the Company has entered into an agreement with Saab AB, in collaboration with Ericsson Saab Avionics AB. The Future Products & Technology Division of Saab and the Ericsson Saab Avionics company and Microvision will explore the possibilities of advanced visual display systems incorporating Microvision's VRD technology. The Company also has been contracted by The Boeing Company to build a technology demonstration system incorporating Microvision's VRD technology.

     Subsequent to June 30, 1997, the Company entered into a third commercial development contract to incorporate its VRD technology into advanced helmet-mounted display systems for fixed wing military aircraft. The name of the contracting company has not been disclosed.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED
TO SIX MONTHS ENDED JUNE 30, 1996

     Revenue increased by $75,000 or 276% to $102,200 in the six months ended June 30, 1997 from $27,200 in the comparable period in 1996. The increase resulted from the Company recognizing revenue from various contracts entered into in the six month period ended June 30, 1997, which exceeded the recognition of revenue from the one contract in process in the comparable period of the prior year. Contract revenue has been recognized using the percentage of completion method. See THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996, for a description of the various contracts entered into during the period.

     Research and Development expenses for the six months ended June 30, 1997 increased $891,300 or 129% to $1,583,400 from $692,100 for the comparable period in 1996. In each period, the Company made payments totaling $641,600 to the University of Washington pursuant to the Company's Research Agreement. The balance of the expenses of $941,800 and $50,500 in the periods ended June 30, 1997 and June 30, 1996 respectively, were incurred directly by the Company in part to further develop the VRD technology.

     The increase in research and development expenses of $891,300 for the quarter ended June 30, 1997 over the comparable period in the prior year reflects implementation of the Company's operating plan, which calls for building its technical staff supporting activities to further develop the Company's technology; establishing and equipping its own laboratory; and performing work in support of the Company's sales and marketing activities related to the commercialization of the VRD technology. The increase also includes costs incurred in the performance of contracts.

     Marketing, general and administrative expenses increased $737,200 or 110% to $1,407,200 in the six months ended June 30, 1997 from $670,000 for the comparable period in 1996. The increase includes increased aggregate compensation and associated support costs for employees, including those employed at June 30, 1996 and those hired subsequent to that date, both in sales and marketing and in administration. The Company expects marketing, general and administrative expenses to increase in future periods as the Company makes additional investments in sales and marketing activities to promote its VRD technology and anticipated products and as it adds to its sales and marketing and administrative staff and increases from the level of corporate and administrative activity.

     Other income for the period ended June 30, 1997 was $222,500, which resulted from the reduction of an accrued liability for litigation upon settlement of the matter at a lesser amount than the established reserve.

     Net interest income in the six months ended June 30, 1997 was $331,800 as compared to net interest income of $2,600 in the comparable period of 1996. This increase was due to higher cash balances in the six months ended June 30, 1997, representing the remaining net proceeds received by the Company from its initial public offering in August 1996.

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

     The Company's cash and cash equivalents balance at June 30, 1997 was $11.5 million. The Company believes that this balance will satisfy its budgeted cash requirements for at least the next twelve months based on the Company's current operating plan. Actual expenses, however, may exceed the amounts budgeted, and will depend, in part, on the opportunities that arise for commercialization of the VRD technology. Budgeted cash requirements include provision for the last $320,800 payment remaining after June 30, 1997 under the research contract with the University of Washington. The Company may require additional capital earlier to develop products, to respond to competitive pressures, or to meet unanticipated development difficulties.

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

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             11. Computation of Net Loss Per Share and Pro Forma Net Loss Per Share

             27.  Financial Data Schedule

         b.  Reports on Form 8-K

             During the quarterly period ended June 30, 1997, the Company filed no Current Reports on Form 8-K with the Commission.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MICROVISION, INC.



Date: August 13, 1997               RICHARD F. RUTKOWSKI
                                    -----------------------------------------
                                    Richard F. Rutkowski
                                    President, Chief Executive Officer
                                   (Principal Executive Officer)


Date: August 13, 1997               RICHARD A. RAISIG
                                    -----------------------------------------
                                    Richard A. Raisig
                                    Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number        Description
------        -----------

  11          Computation of  Net Loss Per Share and Pro Forma Net Loss Per
              Share

  27          Financial Data Schedule