Form 10QSB
period 1997-09-30
MICROVISION INC
filed 1997-11-14
CIK 65770

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.
    For the quarterly period ended September 30, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1997, 5,817,421 shares of the Company's common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION

                                                                            Page
Item 1 - Financial Statements
         Balance Sheets at September 30, 1997 and December 31, 1996          3

         Statement of Operations for the three and nine months ended         4
         September 30, 1997 and 1996 and for the period from inception to September 30, 1997

         Statement of Cash Flows for the nine months ended                   5
         September 30, 1997 and 1996 and for the period from inception to September 30, 1997

         Notes to Financial Statements                                       6


Item 2 - Management's Discussion and Analysis of Financial Condition         7
         and Results of Operations

                                MICROVISION, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                   September 30,   December 31,
                                                       1997            1996
                                                   -------------   ------------
ASSETS
Current Assets
   Cash and cash equivalents                       $ 10,021,900    $ 14,265,800
   Accounts receivable                                  263,800          25,000
   Other current assets                                 545,400          86,500
                                                   ------------    ------------
      Total current assets                           10,831,100      14,377,300

Equipment, net                                          455,900         157,800
Other assets                                             13,800          30,200
                                                   ------------    ------------
      Total assets                                 $ 11,300,800    $ 14,565,300
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                $    390,800    $    388,600
   Accrued liabilities                                  636,400         667,600
                                                   ------------    ------------
      Total liabilities                               1,027,200       1,056,200

Shareholders' Equity
   Common stock                                      24,798,800      24,116,200
   Deferred compensation                               (455,600)        (43,600)
   Accumulated deficit                              (14,069,600)    (10,563,500)
                                                   ------------    ------------
      Total shareholders' equity                     10,273,600      13,509,100
                                                   ------------    ------------
      Total liabilities and shareholders' equity   $ 11,300,800    $ 14,565,300
                                                   ============    ============

See accompanying notes to financial statements

                                MICROVISION, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS


                                                                                                                         May 1993
                                                                                                                        (inception)
                                                        Three months ended                Nine months ended               through
                                                            September 30,                    September 30,             September 30,
                                                       1997             1996             1997            1996               1997
                                                       ----             ----             ----            ----               ----
Contract revenue                                   $    750,300     $     50,000     $    852,500     $     77,200     $    984,000
                                                   ------------     ------------     ------------     ------------     ------------

Research and development
   expense                                            1,362,600          323,300        2,946,000        1,015,400        9,616,900
Marketing, general and
   administrative expense                               702,900          661,100        2,110,100        1,331,100        6,260,200
                                                   ------------     ------------     ------------     ------------     ------------
        Total expenses                                2,065,500          984,400        5,056,100        2,346,500       15,877,100
                                                   ------------     ------------     ------------     ------------     ------------

Loss from operations                                 (1,315,200)        (934,400)      (4,203,600)      (2,269,300)     (14,893,100)

Other income                                               --               --            222,500             --            222,500
Interest income                                         143,600           74,400          476,700           79,400          839,000
Interest expense                                           (400)         (10,300)          (1,700)         (12,700)        (238,000)
                                                   ------------     ------------     ------------     ------------     ------------

Net loss                                           $ (1,172,000)    $   (870,300)    $ (3,506,100)    $ (2,202,600)    $(14,069,600)
                                                   ============     ============     ============     ============     ============

Net loss per share                                 $      (0.20)                     $      (0.61)
                                                   ============                      ============

Weighted average shares
   outstanding                                        5,791,700                         5,784,300
                                                   ============                      ============

Pro forma net loss per share                                        $      (0.16)                     $      (0.43)
                                                                    ============                      ============

Pro forma weighted average shares
   and share equivalents outstanding                                   5,600,900                         5,089,900
                                                                    ============                      ============

See accompanying notes to financial statements

                               MICROVISION, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS

                                                                                                                       May 1993
                                                                                                                      (inception)
                                                                                                                        through
                                                                                 Nine months ended September 30,      September 30,
                                                                                     1997               1996              1997
                                                                                     ----               ----          -------------
Cash flows from operating activities:
   Net loss                                                                      $ (3,506,100)      $ (2,202,600)      $(14,069,600)
   Adjustments to reconcile net loss to net cash
    used in operations:
       Depreciation and write-off of fixed assets                                      84,900              9,900            164,600
       Non-cash expenses related to issuance of stock, warrants
         and options and amortization of deferred compensation                         86,400            123,600          1,715,300
        Changes in:
            Accounts receivable                                                      (238,800)           (50,000)          (263,800)
            Other current assets                                                     (458,900)            (5,300)          (545,400)
            Other assets                                                               16,400            (99,300)           (13,800)
            Accounts payable                                                            2,200            713,000            390,800
            Accrued liabilities                                                       (31,200)           136,000            636,400
                                                                                 ------------       ------------       ------------
         Net cash used in operating activities                                     (4,045,100)        (1,374,700)       (11,985,500)
                                                                                 ------------       ------------       ------------

Cash flows from investing activities:
     Purchase of fixed assets                                                        (383,000)          (103,300)          (620,500)
                                                                                 ------------       ------------       ------------
        Net cash used in investing activities                                        (383,000)          (103,300)          (620,500)
                                                                                 ------------       ------------       ------------

Cash flows from financing activities:
   Proceeds from 7% convertible subordinated notes                                                       750,000            750,000
   Repayment of 7% convertible subordinated notes                                                                          (750,000)
   Net proceeds from issuance of preferred stock                                                       1,493,900          3,532,800
   Net proceeds from issuance of common stock                                         184,200         15,582,600         19,095,100
                                                                                 ------------       ------------       ------------
        Net cash provided by financing activities                                     184,200         17,826,500         22,627,900
                                                                                 ------------       ------------       ------------

Net increase (decrease) in cash and cash
   equivalents                                                                     (4,243,900)        16,348,500         10,021,900
Cash and cash equivalents at beginning of period                                   14,265,800             98,500               --
                                                                                 ------------       ------------       ------------

Cash and cash equivalents at end of period                                       $ 10,021,900       $ 16,447,000       $ 10,021,900
                                                                                 ============       ============       ============

See accompanying notes to financial statements

                                MICROVISION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 1997


Management's Statement

     The accompanying unaudited financial statements of Microvision, Inc. (the "Company") at September 30, 1997 and 1996 and for the periods then ended, including the period from inception to date, have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the audited financial statements of the Company for the twelve month period ended December 31, 1996. These statements include all adjustments (consisting only of normal recurring adjustments) that, in the opinion of the Company's management, are necessary for a fair presentation of the financial position, results of operations and cashflows for the periods presented. The interim results are not necessarily indicative of results that may be expected for a full year and should be read in conjunction with MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS set forth herein and with the Company's audited financial statements for the year ended December 31, 1996, which are included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

Computation of Earnings (Loss) per Share

     Net loss per share information is computed using the weighted average number of shares of common stock outstanding during each period in which the Company reports a loss. Common equivalent shares issuable upon the exercise of outstanding options and warrants to purchase shares of the Company's common stock (using the treasury stock method) are not included in the calculation of the net loss per share because the effect of their inclusion is anti-dilutive. In accordance with Securities and Exchange Commission Staff Accounting Bulletins
(SABs), common stock and common equivalent shares issued by the Company at prices below the public offering price of $8.00 per unit during the period beginning one year prior to the initial filing of the registration statement for the Company's 1996 initial public offering have been included in the calculation of 1996 pro forma net loss per share as if they were outstanding for all periods (using the treasury stock method and the initial public offering price of $5.25 per share).

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS128). The Company will adopt SFAS 128 for the year ending December 31, 1997. The Company does not expect that adoption of this standard will have a material effect on earnings per share amounts previously reported.

Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such statements are inherently subject to risks and uncertainties as further described herein and in the "Considerations Related to the Company's Business" section of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, as filed with the Securities and Exchange Commission. The Company's actual results may differ materially from the results projected in the forward-looking statements.

Overview

     The Company commenced operations in May 1993 to develop and commercialize technology for displaying images and information onto the retina of the viewer's eye. In 1993, the Company acquired an exclusive license (the "Exclusive License") to the Virtual Retinal Display(TM) technology ("VRD"(TM)) from the University of Washington and entered into a research agreement (the "Research Agreement") with the University of Washington to further develop the VRD technology. Since its formation, the Company has been in the development stage, with its principal activities consisting of assembling a qualified technical, business development and executive management team, continuing development of the VRD technology and prototype products, raising capital and marketing of the VRD technology. The Company has not generated substantial revenues and has incurred substantial losses since its inception. The Company expects to continue to incur substantial operating losses for the next several years.

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

     To date, the Company's revenues have been derived generally from cooperative development projects and government research contracts. Revenues from sales of products may not occur for several years.

     The Company currently has two prototype versions of the VRD. The Company expects to continue funding prototype and demonstration versions of products incorporating the VRD technology throughout 1997. Future revenues, profits and cash flow, and the Company's ability to achieve its strategic objectives as described herein will depend upon a number of factors, including acceptance of the VRD technology by various industries and OEMs, market acceptance of products incorporating the VRD technology and the technical performance of such products. Additionally, the Company must be able to attract, retain and motivate qualified technical and management personnel and both anticipate and adapt to a rapidly changing, competitive market for information display technologies.

Plan of Operation

     The Company intends to invest over the next year in ongoing innovation and improvements to the VRD technology, including the development of component technology and additional prototypes as well as the design of subsystems and products. The Company has established, staffed and equipped an in-house laboratory to support VRD technology development and product development engineering associated with future cooperative development projects, which the Company expects to receive. The Company is expanding its technical and business staff in support of its technology development and marketing objectives and, in particular, is hiring additional technical personnel. The operating plan also provides for the development of strategic relationships with systems and equipment manufacturers and completion of the Research Agreement with the University of Washington.

Results of Operations

     The Company is in the development stage and has not generated substantial revenues. As of September 30, 1997, the Company had an accumulated deficit since inception of $14.1 million. The Company expects continuing and increasing expenditures in research and development as it focuses its efforts on further development and refinement of the VRD technology and pursues commercialization of the VRD technology.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED
TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     Revenue in the three months ended September 30, 1997 increased $700,300 or 1,400% to $750,300 from $50,000 in the comparable period in 1996. The revenue for the period ended September 30, 1997 was derived from contracts into which the Company entered during the prior and current periods. Contract revenue has been recognized using the percentage of completion method.

     Research and development expenses in the three months ended September 30, 1997 increased $1,039,300 or 321% to $1,362,600 from $323,300 in the comparable period in 1996. In each period, the Company made a payment of $320,800 to the University of Washington pursuant to the Research Agreement. The balance of the expenses of $1,041,800 and $2,500 in the periods ended September 30, 1997 and 1996 respectively, were incurred directly by the Company in part to further develop the VRD technology.

     The increase in research and development expenses of $1,039,300 for the quarter ended September 30, 1997 over the comparable period in 1996 reflects implementation of the Company's operating plan, which calls for building its technical staff; supporting activities to further develop the Company's technology; establishing and equipping its own laboratory; and performing work in support of the Company's sales and marketing activities related to the commercialization of the VRD technology. The increase also includes increased costs incurred in the performance of contracts.

     During the quarter, the Company made the final payment due under its Research Agreement with the University of Washington, which resulted in the Company now having paid in full the $5.1 million license fee due under its Exclusive License for the VRD technology. Subsequent to September 30, 1997, the Company and the University of Washington agreed to extend the term of the Research Agreement from October 28, 1997 to March 31, 1998, at no additional cost to the Company. The extension is expected to enable the University of Washington to complete performance of certain research activities under the Research Agreement.

     The Company expects its research and development expenses to increase in the future over prior periods. In addition to costs associated with performing on contracts, the Company plans to continue to build its technical staff and related research capabilities in support of current and future contracts; expand internal research and development activities; increase requirements to support sales and marketing efforts; and prepare for performing on future contracts relating to commercialization of the VRD technology.

     Marketing, general and administrative expenses in the three months ended September 30, 1997 increased $41,800 or 6% to $702,900 from $661,100 in the comparable period in 1996. The increase includes increased aggregate compensation and associated support costs for employees including those employed at September 30, 1996 and those hired subsequent to that date both in sales and marketing and in administration. The Company expects marketing, general and administrative expenses to increase in future periods as the Company makes additional investments in sales and marketing activities to promote its VRD technology and anticipated products and as it adds to its sales and marketing and administrative staff and increases the level of corporate and administrative activity.

     Net interest income in the three months ended September 30, 1997 was $143,200 as compared to net interest income of $64,100 in the comparable period of 1996. This increase was due to higher average cash balances in the three months ended September 30, 1997, representing the remaining net proceeds received by the Company from its initial public offering in August 1996.

     During the three months ended September 30, 1997, the Company entered into a commercial development contract to incorporate its VRD technology into advanced helmet-mounted display systems for fixed wing military aircraft. Also during this period, the Company delivered on schedule to The Boeing Company a technology demonstration system incorporating the VRD, which will be used to demonstrate new kinds of human interfaces for advanced aircrew systems. The helmet-mounted display is the first full-color VRD system to be delivered by the Company to any customer.

     Subsequent to September 30, 1997, the Company delivered to Saab and Ericsson Saab Avionics a high-resolution helmet-mounted display demonstration system incorporating the Company's VRD technology for use in aircraft simulators. The delivery was made on schedule to Saab and Ericsson Saab Avionics in support of their joint effort with the Company to develop VRD technology for use in fighter aircraft.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED
TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     Revenue in the nine months ended September 30, 1997 increased by $775,300 or 1,004% to $852,500 from $77,200 in the comparable period in 1996. The increase resulted from the Company recognizing revenue from various contracts entered into in the nine month period ended September 30, 1997, which exceeded the recognition of contract revenue in the comparable period of the prior year. Contract revenue has been recognized using the percentage of completion method.

     Research and development expenses in the nine months ended September 30, 1997 increased $1,930,600 or 190% to $2,946,000 from $1,015,400 in the comparable period in 1996. In each period, the Company made payments totaling $962,400 to the University of Washington pursuant to the Research Agreement. The balance of the expenses of $1,983,600 and $53,000 in the periods ended September 30, 1997 and 1996 respectively, were incurred directly by the Company in part to further develop the VRD technology.

     The increase in research and development expenses of $1,930,600 for the quarter ended September 30, 1997 over the comparable period in 1996 reflects implementation of the Company's operating plan, which calls for building its technical staff supporting activities to further develop the Company's technology; establishing and equipping its own laboratory; and performing work in support of the Company's sales and marketing activities related to the commercialization of the VRD technology. The increase also includes increased costs incurred in the performance of contracts.

     Marketing, general and administrative expenses in the nine months ended September 30, 1997 increased $779,000 or 59% to $2,110,100 from $1,331,100 in the comparable period in 1996. The increase includes increased aggregate compensation and associated support costs for employees, including those employed at September 30, 1996 and those hired subsequent to that date, both in sales and marketing and in administration. The Company expects marketing, general and administrative expenses to increase in future periods as the Company makes additional investments in sales and marketing activities to promote its VRD technology and anticipated products and as it adds to its sales and marketing and administrative staff and increases from the level of corporate and administrative activity.

     Other income for the nine month period ended September 30, 1997 was $222,500, which resulted from the reduction of an accrued liability for litigation upon settlement of the matter at a lesser amount than the established reserve.

     Net interest income in the nine months ended September 30, 1997 was $475,000 as compared to net interest income of $66,700 in the comparable period of 1996. This increase was due to higher average cash balances in the nine months ended Sepember 30, 1997, representing the remaining net proceeds received by the Company from its initial public offering in August 1996.

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

     The Company's cash and cash equivalents balance at September 30, 1997 was $10.0 million. The Company believes that this balance will satisfy its budgeted cash requirements for at least the next twelve months based on the Company's current operating plan. Actual expenses, however, may exceed the amounts budgeted, and will depend, in part, on the opportunities that arise for commercialization of the VRD technology. The Company may require additional capital earlier to develop products, to respond to competitive pressures, or to meet unanticipated development difficulties. There can be no assurance that any additional financing will be available when needed or, if available, on terms satisfactory to the Company.

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

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          The annual meeting of the shareholders of the Company was held on August 7, 1997. Richard F. Rutkowski, Stephen R. Willey, Richard A. Raisig, Jacob Brouwer, Robert A. Ratliffe, Richard A. Cowell, and Walter J. Lack were elected as directors for one year terms expiring at the next annual meeting of shareholders.

          The appointment of Price Waterhouse LLP as independent auditors of the Company for the year ending December 31, 1997 was approved.

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          a. Exhibits

          10.1 Employment Agreement for Richard A. Raisig

          10.2 Letter dated September 30, 1997 extending the term of the Research Agreement between the University of Washington and Microvision, Inc.

          11.  Computation of Net Loss Per Share and Pro Forma Net Loss Per
               Share

          27.  Financial Data Schedule

          b.   Reports on Form 8-K

          During the quarterly period ended September 30, 1997, the Company filed no Current Reports on Form 8-K with the Commission.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MICROVISION, INC.



Date: November 14, 1997                      RICHARD F. RUTKOWSKI
                                             ----------------------------------
                                             Richard F. Rutkowski
                                             President, Chief Executive Officer
                                             (Principal Executive Officer)


Date: November 14, 1997                      RICHARD A. RAISIG
                                             ----------------------------------
                                             Richard A. Raisig
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

                                  EXHIBIT INDEX

Exhibit
Number         Description
-------        -----------

10.1           Employment Agreement for Richard A. Raisig

10.2 Letter dated September 30, 1997 extending the term of the Research Agreement between the University of Washington and Microvision, Inc.

11             Computation of Net Loss Per Share and Pro Forma Net Loss Per
               Share

27             Financial Data Schedule
                                       15