Form 10KSB
period 1997-12-31
MICROVISION INC
filed 1998-03-31
CIK 65770

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

State issuer's revenues for its most recent fiscal year:  $1,712,700

State the aggregate market value of the common stock held by non-affiliates, based on the closing price for the registrant's Common Stock on the Nasdaq National Market, as of March 20, 1998: approximately $83,000,000.

State the number of shares outstanding of the issuer's Common Stock, as of March 20, 1998: 5,952,631

Transitional small business disclosure format:  Yes [ ]  No [X]

                                TABLE OF CONTENTS

Item of Form 10-KSB                                                         Page

Item 1 -        Description of Business....................................... 1

Item 2 -        Description of Property.......................................19

Item 3 -        Legal Proceedings.............................................19

Item 4 -        Submission of Matters to a Vote of Security Holders...........19

PART II

Item 5 -        Market for the Registrant's Common Stock and Related
                Shareholder Matters...........................................20

Item 6 -        Management's Discussion and Analysis of
                Financial Condition and Results of Operations.................20

Item 7 -        Financial Statements..........................................26

Item 8 -        Changes in the Disagreements with
                Accountants on Accounting and Financial Disclosure............43

Part III

Item 9 -        Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the Exchange Act....44

Item 10 -       Executive Compensation........................................48

Item 11 -       Security Ownership of Certain Beneficial
                Owners and Management.........................................53

Item 12 -       Certain Relationships and Related
                Transactions..................................................55

Item 13 -       Exhibits and Reports on Form 8-K..............................57

SIGNATURES      ..............................................................59

EXHIBIT INDEX

                                     PART I

Preliminary Note Regarding Forward-Looking Statements

     The information set forth in this report in Item 1 "Description of Business" and in Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by that section. Certain factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in Item 1 "Considerations Related to the Company's Business."

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

     Microvision, Inc. ("Microvision" or the "Company") is developing information display technologies that allow electronically generated images and information to be projected directly onto the retina of the viewer's eye. The Company has developed prototype Virtual Retinal Display(TM) ("VRD(TM)") devices, including portable color and monochrome versions and a full-color table-top version and is currently refining and developing its VRD technology for commercial applications. The Company expects to commercialize its technology through the development of products and as a supplier of personal display technology to original equipment manufacturers ("OEMs"). The Company believes the VRD technology will be useful in a variety of applications, including portable communication devices, visual simulation for medical, industrial, and entertainment equipment and devices that superimpose images on the user's field of vision. The Company expects that its technology will permit the use of highly miniaturized, lightweight, battery-operated, viewing devices that can be comfortably held or worn as "headphones for the eyes."

     Information displays are the primary medium through which text and images generated by computer and other electronic systems are delivered to end-users. For decades, the cathode ray tube ("CRT") and, more recently, flat panel displays have been the dominant display devices. In recent years, as the computer and electronics industries have made substantial advances in miniaturization, manufacturers have sought lightweight, low-power, cost-effective displays to facilitate the development of more portable products. Flat panel technologies have made meaningful advances in these areas, and liquid crystal flat panel displays are now commonly used for laptop computers and other electronic products. Both CRT and flat panel technologies, however, pose difficult engineering and fabrication problems for more highly miniaturized products, because of inherent constraints in size, weight and power consumption. In addition, many products that use CRT and flat panel displays often become dim and difficult to see in outdoor or other settings where the ambient light is stronger than the light emitted from the screen. As display technologies attempt to keep pace with miniaturization and other advances in information delivery systems, the Company believes that CRT and flat panel technologies will experience increasing difficulty providing the full range of performance characteristics - high resolution, bright display, low power consumption - required for state-of-the-art information systems.

     Microvision's VRD technology is fundamentally different from previously commercialized display technologies. By scanning a low power beam of colored light to "paint" rows of pixels on the retina of the viewer's eye, the VRD creates a high resolution, full-motion image. In certain applications, the image appears in the viewer's field of vision as if the viewer were only an arm's length away from a high quality video screen. The VRD also can superimpose an image on the viewer's field of vision, enabling the viewer to see data or other information projected by the device in the context of his or her natural surroundings. In each case, a high resolution, bright image is created.

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

     The Company is in discussions with systems and equipment manufacturers in the defense and aerospace, health care, wireless communications, computing and commercial and consumer electronics industries. The Company intends to work with manufacturers in these sectors to develop or co-develop specific products that the Company believes to be the most commercially viable. Although the Company is entering into and performing on development and co-development projects, it does not expect commercial sales of products until at least late 1998, and commercial sales may not occur until substantially later, if at all.

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

     The VRD was developed at the University of Washington's Human Interface Technology Lab (the "HIT Lab") by a team of engineers and technicians under the direction of Thomas A. Furness, III, a leader in the development of visual systems. In 1993, the Company acquired the exclusive rights to the VRD technology under a license agreement with the University of Washington (the "UW License Agreement"). Additional development of the VRD technology has taken place at the HIT Lab pursuant to a research agreement between the University and the Company (the "Research Agreement"). See "- University of Washington License Agreement." The University has received six patents on the VRD technology and the MRS and has an additional ten patent applications pending, all of the rights to which have been exclusively licensed to the Company.

Considerations Related to the Company's Business

     The following factors should be considered in evaluating the Company's business and operations:

     Market Acceptance of New Technology. The Company's success will depend on successful development and commercial acceptance of the VRD technology. To achieve commercial success, this technology and products incorporating this technology must be accepted by OEMs and end-users, and must meet the expectations of a continually changing marketplace. There can be no assurance that the VRD technology will achieve any measure of market acceptance. See " - Strategy," "- Applications Markets and Products."

     Early Stage of Product Development. Although the Company has developed prototype VRD displays, further research, development and testing is necessary before any products will be available for commercial sale. There can be no assurance that the Company will be successful in further refining the VRD technology to produce marketable products. In addition, delays in the development of products, or the inability of the Company to procure partners for the development of products, may delay the introduction of, or prevent the Company from introducing, products to the marketplace and adversely affect the Company's competitive position, financial condition and results of operations. See "- Applications, Markets and Products."

     Expectation of Losses; Negative Cash Flows. The Company's revenues to date have been generated from development contracts. The Company does not expect to generate significant revenues from product sales in the near future. As of December 31, 1997, the Company had an accumulated deficit since inception of $15,508,500, and the Company expects to continue to incur substantial losses and negative cash flow at least through 1998 and possibly thereafter. There can be no assurance that the Company will become profitable or cash flow positive at any time in the future. The likelihood of the success of the Company must be considered in light of the expenses, difficulties, and delays frequently encountered by businesses formed to pursue development of new technologies. In particular, the Company's operations to date have focused primarily on research and development of the VRD technology and prototypes and the Company has only during the past year developed marketing capabilities. It is not possible to estimate future operating expenses and revenues based upon historical performance. Operating results will depend, in part, on matters over which the Company has no control, including, without limitation, general economic conditions, technological and other developments in the electronics, computing, information display and imaging industries, and competition. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Patents and Protection of Proprietary Technology. The Company's ability to compete effectively in the information display market will depend, in part, on the ability of the Company and the University of Washington to maintain the proprietary nature of the VRD technology. The University of Washington has been awarded six U.S. patents relating to the VRD technology, including claims related to the ability to superimpose images on the user's field of view; a VRD using optical fiber; an expanded exit pupil; and to the mechanical resonant scanner. In addition, the University has filed applications for ten additional patents in the United States and in certain foreign countries. There can be no assurance, however, as to the degree of protection offered by these patents, or as to the likelihood that patents will be issued from the pending patent applications. Moreover, these patents may have limited commercial value or may lack sufficient breadth to protect adequately the aspects of the Company's technology to which the patents relate.

     There can be no assurance that competitors, in the United States and in foreign countries, many of which have substantially greater resources than the Company and have made substantial investments in competing technologies, will not apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make and sell its products. In addition, the Company is aware of several patents held by third parties that relate to certain aspects of retinal scanning devices. There is no assurance that these patents would not be used as a basis to challenge the validity of the University of Washington's patent rights, to limit the scope of the University's patent rights or to limit the University's ability to obtain additional or broader patent rights. A successful challenge to the validity of the University's patents may adversely affect the Company's competitive position and could limit the Company's ability to commercialize the VRD technology. Moreover, there can be no assurance that such patent holders or other third parties will not claim infringement by the Company or by the University with respect to current and future technology. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually issue with claims that will be infringed by the Company's products or the VRD technology. The defense and prosecution of patent suits is costly and time-consuming, even if the outcome is ultimately favorable to the Company. This is particularly true in foreign countries where the expenses associated with such proceedings can be prohibitive. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require the Company and others to cease selling products that incorporate VRD technology or cease licensing the VRD technology, or require disputed rights to be licensed from third parties. Such licenses may not be available on satisfactory terms, or at all. Moreover, if claims of infringement are asserted against future co-development partners or customers of the Company, those partners or customers may seek indemnification from the Company for damages or expenses they incur.

     The Company also relies on unpatented proprietary technology. Third parties could develop the same or similar technology or otherwise obtain access to the Company's proprietary technology. To protect its rights in these areas, the Company requires all employees and most consultants, advisors and collaborators to enter into confidentiality and noncompetition agreements. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. See "- Intellectual Property and Proprietary Rights."

     Dependence on Future Collaborations; Dependence on Third Parties. The Company's strategy for the development, testing, manufacture and commercialization of the VRD technology and products incorporating the VRD technology includes entering into cooperative development, joint venture or licensing arrangements with corporate partners, OEMs, licensors, licensees and others. There can be no assurance that the Company will be able to negotiate such arrangements on acceptable terms, if at all, or that such arrangements will be successful in yielding commercially viable products. If the Company is not able to establish such arrangements, it would require additional working capital to undertake such activities at its own expense and would require extensive manufacturing, marketing and sales expertise that it does not currently possess. In addition, the Company could encounter significant delays in introducing the VRD technology into certain markets or find that the development, manufacture or sale of products incorporating the VRD technology in such markets would not be feasible without, or would be adversely affected by the absence of, such agreements. To the extent the Company enters into cooperative development or other joint venture or licensing arrangements, the revenues received by the Company will depend upon the efforts of third parties, and there can be no assurance that such parties will put forth such efforts or that such efforts will be successful. See "- Strategy" and "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Loss of Exclusive License. The Company's success depends on technology that it has licensed from the University of Washington. The Company relies on the University of Washington to prepare, file and prosecute patent applications relating to the VRD technology. If the University of Washington were to violate the terms of the Research Agreement or the UW License Agreement, the Company's operations and business prospects could be materially and adversely affected. In addition, Microvision could lose the exclusivity under the UW License Agreement if the Company fails to use its best efforts to commercialize the VRD technology, including having the VRD technology or VRD applications available for sale or other commercial use no later than two years following the termination of the Research Agreement (i.e., by March 2000), or if it fails to respond timely to claims of infringement with respect to the VRD technology. The loss of exclusivity under the UW License Agreement could have a materially adverse effect on the Company's business, operating results, and financial condition. See "Business- UW License Agreement."

     Competition and Technological Advances. The information display industry is highly competitive. The Company's products and the VRD technology will compete with established manufacturers of miniaturized CRT and flat panel display devices, including companies such as Sony Corporation and Texas Instruments Incorporated, most of which have substantially greater financial, technical and other resources than the Company and many of which are developing alternative miniature display technologies. The Company also will compete with other developers of miniaturized display devices. There can be no assurance that the Company's competitors will not succeed in developing information display technologies and products that would render the VRD technology or the Company's proposed products obsolete. The electronic information display industry has been characterized by rapid and significant technological advances. There can be no assurance that the VRD technology or the Company's proposed products will remain competitive with such advances or that the Company will have sufficient funds to invest in new technologies or processes. See "- Competition."

     Lack of Manufacturing Experience. In order for the Company to be successful as a product or component manufacturer, its products must be manufactured to meet high quality standards in commercial quantities at competitive prices. The Company currently has no capability to manufacture products in commercial quantities. The Company has only produced prototypes for research, development and demonstration purposes. Accordingly, the Company must obtain access through partners or contract manufacturers to manufacturing capacity and processes for the production of its future products, if any, in commercial quantities, which will require extensive lead time. There can be no assurance that the Company will successfully obtain access to these resources. See "- Strategy."

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

     Dependence on Key Personnel. The Company's success is dependent on its officers and other key personnel and on the ability to attract and retain qualified new personnel. Achievement of the Company's business objectives will require substantial additional expertise in the areas of technology, finance, manufacturing and marketing. Competition for qualified personnel in these fields is intense, and the inability to attract and retain additional highly skilled personnel, or the loss of key personnel, could have a material adverse effect on the Company's business and results of operations. See "- Employees" and "Item 9
- Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act."

Possibility of Future Regulation. The Company is not aware of any health or safety regulations applicable to VRD products, other than regulations related to labeling of devices that emit electro-magnetic radiation. There can be no assurance, however, that new health and safety regulations will not be promulgated that might materially and adversely affect the Company's ability to commercialize the VRD technology. See "- Human Factors and Safety."

     Possible Illiquidity of Trading Market. The Common Stock and the publicly traded common stock purchase warrants (the "Public Warrants") are listed on the Nasdaq National Market. To maintain the listing of the Common Stock and the Public Warrants on the Nasdaq National Market, the Company must continue to satisfy certain maintenance standards. If the Company is unable to maintain the standards for continued quotation on the Nasdaq National Market, the Common Stock and the Public Warrants could be subject to removal from the Nasdaq National Market. Trading, if any, in the Common Stock and the Public Warrants would thereafter be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements or in what are commonly referred to as the "pink sheets". As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Company's securities. In addition, depending on several factors, including the future market price of the Common Stock and the Public Warrants, the Company's securities could become subject to the so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell or make a market in the Company's securities and diminish the ability of the Company's shareholders to sell their securities in the secondary market.

     Possible Volatility of Market Price. The trading price of the Company's Common Stock and the Public Warrants could be subject to significant fluctuations in response to such factors as, among others, variations in the Company's anticipated or actual results of operations, announcements of products utilizing the VRD technology or technological innovations by the Company or its competitors. Moreover, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging growth companies and which often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock and the Public Warrants. In the past, following periods of volatility in the market price of an issuer's securities, class action lawsuits have been filed on occasion against such issuers. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business and results of operations. Any adverse determination in such litigation also could subject the Company to significant liabilities.

     Shares Eligible for Future Sale. Sales of substantial amounts of the Company's Common Stock or Public Warrants in the public market or the prospect of such sales could materially and adversely affect the market price of the Company's Common Stock and Public Warrants. As of December 31, 1997, the Company had outstanding 5,920,264 shares of Common Stock; 2,256,250 Public Warrants to purchase 2,256,250 shares of Common Stock; and 77,338 private warrants to purchase an aggregate of 77,338 shares of Common Stock. As of that date, the Company had granted under its stock option plans options to purchase an aggregate of 1,983,467 shares of Common Stock. Almost all of the Company's outstanding shares of Common Stock may be sold without substantial restriction. All shares issued upon exercise of options granted under the Company's stock option plans are available for sale in the public market, subject in some cases to volume and other limitations. The Company also had granted Paulson Investment Company, Inc. and marion bass securities corporation, investment banking firms, the right to purchase 178,075 shares of Common Stock and 178,075 warrants exercisable for 178,075 shares of Common Stock (the "Representatives' Warrants"). The 356,150 shares of Common Stock that are issuable upon exercise of the Representatives' Warrants (including exercise of the warrants included therein) will be eligible for resale without restriction under the Securities Act.

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

     In recent years, as the computer and electronics industries have made substantial advances in miniaturization, manufacturers have sought lightweight, low power, cost-effective displays to enable the development of more portable products. Flat panel technologies have made meaningful advances in these areas, and liquid crystal flat panel displays are now commonly used for laptop computers and other electronic products. Both CRT and flat panel technologies, however, pose difficult engineering and fabrication problems for more highly miniaturized products, because of inherent constraints in size, weight and power consumption. In addition, many products that use CRT and flat panel displays often become dim and difficult to see in outdoor or other settings where the ambient light is stronger than the light emitted from the screen. The Company believes that as display technologies attempt to keep pace with miniaturization and other advances in information delivery systems, conventional CRT and flat panel technologies will experience increasing difficulty providing the full range of performance characteristics - high resolution, bright display, low power consumption - required for state-of-the-art information systems.

Microvision's Retinal Display Technology

     The Company's VRD is fundamentally different from previously commercialized display technologies. The VRD can create an image on the retina like a miniaturized video projector focused on the "projection screen" at the back of the viewer's eye. In certain applications, the image appears in the viewer's field of vision as if the viewer were only an arm's length away from a high quality video screen. The VRD technology also can superimpose an image on the viewer's field of vision, enabling the viewer to see data or other information projected by the device in the context of his or her natural surroundings. In each case, a high resolution, bright image is created.

     By scanning a low-power beam of colored light to "paint" rows of pixels on the retina of the viewer's eye, the VRD technology creates a high resolution, full-motion image. The light source acts on the retina in much the same way as other natural light sources. The VRD is composed of four basic components:(1) drive electronics; (2) photon sources; (3) horizontal and vertical scanners; and
(4) optics.

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

     The Company expects such relationships generally will involve a period of co-development during which engineering and marketing professionals from OEMs would work with Microvision's technical staff to specify, design and develop a product appropriate to the targeted market and application. Microvision charges fees to such OEMs to compensate for the costs of the engineering effort allocated to such development projects. The nature of the relationships with such OEMs may vary from partner to partner depending on the proposed application for the VRD, the product to be developed, and the OEM's design, manufacturing and distribution capabilities. The Company believes that by limiting its own direct manufacturing obligations for consumer products it will reduce the capital requirements and risks inherent in bringing the VRD to the consumer market.

     The Company believes that it can enhance its competitive position by reducing the cost and improving the performance of its VRD technology and by expanding its portfolio of intellectual property rights. A key part of the Company's technology development strategy includes developing and protecting (i) concepts relating to the function, design and application of the VRD system;
(ii) component technologies and integration techniques essential to the commercialization of the VRD and which are expected to reduce the cost and improve the performance of the system; and (iii) component technologies and integration techniques that reduce technical requirements and accelerate the pace of commercial development. The Company is continuing to develop a portfolio of proprietary and patented technologies, processes and techniques that relate directly to the functionality and to the commercial viability of the VRD technology. See "-Technology Development" and " - Intellectual Property and Proprietary Rights."

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

     Visual Simulation for Medical, Industrial and Entertainment Applications. Manufacturers of interactive media products have recognized that the visual experience offered by simulation is enhanced by high resolution, three-dimensional displays projected over a wide field of vision. Although simulated environments traditionally have been used as a training tool for professional use, they are increasingly popular as a means of entertainment, particularly in computer games. In a three-dimensional video game, an inexpensive pair of VRD eyeglasses with a wide field of view could provide a highly immersive visual experience.

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

----------------------------------------------------------------------------------------------------------------------
|                  | Defense & Public   |                    |                  |                    |               |
|                  | Safety             | Healthcare         | Business         | Industrial         | Consumer      |
----------------------------------------------------------------------------------------------------------------------
| Hand-held        | o  Command and     | o  Patient status  | o  Fax Viewing   | o  Maintenance     | o  E-mail     |
| Communication    |    control         |    monitoring      | o  E-mail        |    and field       |    viewing    |
| Devices          | o  Tactical        |                    |    viewing       |    service         | o  Internet   |
|                  |    information     |                    | o  Internet      |                    |    access     |
|                  |    systems         |                    |    access        |                    |               |
|                  | o  Portable        |                    |                  |                    |               |
|                  |    maintenance     |                    |                  |                    |               |
|                  | o  Public safety   |                    |                  |                    |               |
|                  | o  Law             |                    |                  |                    |               |
|                  |    enforcement     |                    |                  |                    |               |
-----------------------------------------------------------------------------------------------------------------------
| Simulation and   | o  Battlefield     | o  Surgical        | o  Architecture  | o  Training        | o  Gaming     |
| Entertainment    |    simulation      |    training        |    and interior  |                    | o  On-line    |
| Displays         | o  Aircraft        | o  Endoscopic      |     design       |                    |    shopping   |
|                  |    simulation      |    surgeries       |  o  Industrial   |                    | o  Virtual    |
|                  |                    |                    |       design     |                    |    reality    |
|                  |                    |                    |       simulation |                    |               |
----------------------------------------------------------------------------------------------------------------------
| Augmented        | o  Pilot           | o  Overlay of      |  o  Multiple     | o  Maintenance     | o  Private    |
| Vision           |    information     |    patient data    |     screen       | o  Inventory       |    viewing    |
|                  |    systems         |    during          |     viewing      |    control         |    laptop     |
|                  | o  Mine detection  |    surgeries       |     for          | o  Factory         |    systems    |
|                  | o  Tactical        | o  "Head-down"     |     securities   |    process         |               |
|                  |    warfare data    |    viewing of      |     traders      |    control         |               |
|                  | o  Personnel       |    patient         |                  | o  Sales           |               |
|                  |    status          |    vitals          |                  |    automation      |               |
|                  |    monitor         |                    |                  |                    |               |
|                  | o  GENII soldier   |                    |                  |                    |               |
|                  |    system          |                    |                  |                    |               |
----------------------------------------------------------------------------------------------------------------------

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

     Microvision is in discussions with systems and equipment manufacturers in the defense, wireless communications, computing and commercial and consumer electronics industries. The

Company intends to work with certain of these manufacturers to develop or co-develop specific products that the Company believes to be the most commercially viable. The Company has identified specifications for several products that it believes may address the particular needs of development programs sponsored by the U.S. military and that can be priced competitively. These products include a high performance, full-color helmet-mounted display for use in interactive simulations, and a medium priced, helmet-mounted augmented vision device that superimposes information in a monochromatic format on the user's natural field of vision and can be worn by technicians and other military personnel to provide easy access to real-time data. In addition, the Company believes it may develop moderately priced eyeglasses or goggles that can be fitted for augmented vision display and would be suitable for a variety of uses. There can be no assurance that the Company will be successful in developing these or other proposed products, with or without co-development partners. Even if the Company is successful in arranging development or co-development projects, it does not expect commercial sales of products until at least late 1998, and commercial sales may not occur until substantially later, if at all.

Prototypes

     The Company has developed several prototypes to demonstrate the feasibility of the VRD technology. These prototypes are not incorporated into specific commercial products or applications, but rather are demonstration models of the technology. The first prototype developed was a table-top model that receives output from a personal computer. This prototype generates a full color image. Optical elements are positioned in front of the eye, but do not obscure the user's field of vision, so that as the image is scanned onto the optics and reflected onto the retina, the viewer sees the image superimposed on the viewer's natural field of vision. The second and third prototypes are hand held devices that are portable. For demonstration purposes, they also connect to a personal computer. One fits in an attache case and is monochromatic, while the other is full-color and the size of carry-on luggage. The projection optics of the portable prototypes are packaged together with the vertical and horizontal scanner and the light source in a module, which can be hand-held or mounted to a stand. The electronics that receive and condition the signal are packaged separately in the related case.

     Research and development efforts are being continued in the area of drive electronics, development of photon sources, scanning techniques and optics design to advance the VRD from prototype to product stage. Laboratory test beds are being assembled, which will provide research and engineering capabilities to integrate and evaluate improved systems such as higher resolution electronics or newer light sources. See "Technology Development."

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

     Drive Electronics. The Company has identified four areas where additional development of the drive electronics is necessary. The first involves further miniaturization using integrated circuits and advanced packaging techniques. To date, the Company has identified no technological barriers to the further miniaturization of the drive electronics. The second area involves refining the timing and nature of the signals driving the photon source and scanners to improve display quality. The third and fourth areas of development relate to achieving and improving compatibility of the drive electronics with existing and newly emerging video standards. The Company's existing prototypes are compatible with current video format standards and the output from most personal computers. In the future, the Company intends to develop the VRD to conform to a broader range of interface standards, including existing higher resolution standards and emerging standards such as high definition television. For interfaces with emerging video standards, additional development of the drive electronics technology will likely be required.

     Photon Sources. The photon generator is the source of the light beam that creates the image on the retina. In a full-color VRD, red, green and blue photon generators will be used, each with its own modulator, to generate a mix yielding the desired color and brightness. Low- power solid state lasers, laser diodes and light-emitting diodes ("LEDs") are suitable photon generators for the VRD. Red, blue and green solid state lasers are currently available, but are useful only for VRD applications where cost and size are not critical. Miniaturized visible laser diodes are currently available only in red, although a number of companies are developing laser diodes in green and blue. Miniaturized LEDs are less expensive than laser diodes. Microvision expects these LEDs will provide sufficient brightness for certain applications, however, Microvision expects to use laser diodes for augmented vision applications that require maximum brightness. The Company intends to rely on others to complete development of the materials and processes necessary to produce blue and green LEDs and laser diodes. This development is not expected prior to the introduction of the Company's proposed initial products, and as a result the Company's proposed initial full color VRD products are likely to use solid state lasers.

     Scanning. A pair of scanners, one horizontal and one vertical, is used to direct the light beam that creates the image on the retina. In laser printers and bar code readers, a spinning or oscillating mirror is used to scan a light beam, but these mechanical scanners are typically too large and too slow for use in miniaturized display settings. To solve this problem, the Company uses its mechanical resonance scanner ("MRS"). In operation, the MRS resembles a very small tuning fork with a mirrored surface. It is tuned to resonate at the exact scanning frequency needed to generate the display, so that very little power is needed to keep it oscillating. Directing the light beam at the vibrating mirror causes the light beam to scan rapidly back and forth horizontally. The second vibrating mirror is used to direct the horizontal beam vertically. The Company believes that its MRS may have significant commercial value independent of the VRD.

     Continued development of the scanning subsystem of the VRD will be required in order to allow scanning capability for current standard video formats, including high definition television, as well as new digital video standards. Existing designs for scanner and scanner electronics may prove ineffective at higher resolutions and may need to be replaced with alternative scanning methods. As a result, achievement of future video standards may necessitate additional development of both the scanner and the scanner electronics. In the future, the Company plans to develop smaller versions of both horizontal and vertical scanners and to integrate them into a complete scanning unit.

     Optics. For applications where the VRD device is to be worn, it is desirable to have an exit pupil (the range within which the viewer's eye can move and continue to see the image) of 10 to 15 millimeters. The Company has recently developed an expanded exit pupil of approximately 15 millimeters, which is suitable to a full-color system. Continued design and engineering of this expanded exit pupil is required to develop commercial applications. The Company's ongoing optics development is directed at the creation of optical systems that are lightweight and cost-effective to manufacture.

University of Washington License Agreement

     The VRD technology was originally developed at the University of Washington's HIT Lab by a team of technicians and engineers under the direction of Dr. Furness. In 1993, Microvision secured the exclusive rights to the VRD technology and associated intellectual property from the University of Washington pursuant to the UW License Agreement. The scope of the license covers all possible commercial uses of the VRD worldwide, including the right to grant sublicenses. The license expires upon the expiration of the last of the University's patents that relate to the VRD, unless sooner terminated by Microvision or the University. In granting the license, the University retained limited non-commercial rights with respect to the VRD, including the right to use the technology for non-commercial research and for instructional purposes and the right to comply with applicable laws regarding the non-exclusive use of the technology by the United States government. The University also has the right to consent to Microvision's sublicensing arrangements and to the prosecution and settlement by Microvision of infringement disputes.

     Microvision could lose the exclusivity under the UW License Agreement if the Company fails to use its best efforts to commercialize the VRD technology, including having the VRD technology or VRD applications available for sale or other commercial use no later than two years following the termination of the Research Agreement (i.e., by March 2000), or if it fails to respond to any infringement action relating to the VRD technology within 90 days of learning of such claim. In the event of the termination of Microvision's exclusivity, Microvision would lose its rights to grant sublicenses and would no longer have the first right to take action against any alleged infringement. In addition, each of Microvision and the University of Washington has the right to terminate the License Agreement in the event that the other party fails to cure a material breach of the Agreement within 30 days of written notice of the breach. Microvision may terminate the License Agreement at any time by serving 90 days prior written notice on the University of Washington. In the event of any termination of the License Agreement, the license granted to Microvision would terminate.

     Under the terms of the UW License Agreement, Microvision agreed to pay a non-refundable fee of $5,133,500 (the "License Fee") and to issue to the University and to the inventors of the VRD technology, including Dr. Furness, shares of Microvision's Common Stock. In addition, the University of Washington is entitled to receive certain ongoing royalties. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In August 1997, the Company made the final payment due under its Research Agreement with the University of Washington, which resulted in the Company now having paid in full the $5,133,500 license fee due under its License Agreement for the VRD technology. In the event the Company defaults on its obligations, including royalty obligation, the University of Washington may terminate the License Agreement.

     At the same time it entered into the License Agreement, Microvision contracted with the HIT Lab and the Washington Technology Center (the "WTC"), an agency of the State of Washington created to foster the development of the technology industry within the state, to fund further research and development of the VRD technology pursuant to the Research Agreement. The Research Agreement called for the Company to pay $5,133,500 to the University of Washington over a four year term. Payments made pursuant to the Research Agreement were credited against the License Fee. Any intellectual property developed by the HIT Lab pursuant to the Research Agreement is included in the exclusive license granted to Microvision under the UW License Agreement. In October 1997, the Company and the University of Washington agreed to extend the term of the Research Agreement from October 31, 1997 to March 31, 1998, at no additional cost to the Company. The extension is expected to enable the University of Washington to complete performance of certain research activities under the Research Agreement. In August 1997, the Company made the final payment due under the Research Agreement. See Note 7 of Notes to the Financial Statements.

     The Research Agreement currently is scheduled to expire on March 31, 1998, but may be continued by agreement of the parties. Stephen R. Willey, the Company's Executive Vice President, acts as liaison between the HIT Lab, WTC and the Company. In addition, the HIT Lab provides the Company with quarterly reports on each functional area of the research and development activities it conducts, such as optics, mechanics, electronics and photonics, and Microvision employees and personnel at the HIT Lab jointly determine the direction of future research and development activities.

Intellectual Property and Proprietary Rights

     The Company's ability to compete effectively in the information display market will depend, in part, on the ability of the Company and the University of Washington to maintain the proprietary nature of the VRD technology. The University of Washington has been awarded six U.S. patents related to the VRD technology. Patent No.5,467,104 issued in November 1995 has 11 claims, including claims directed to the ability to superimpose images on the user's field of vision. Patent No. 5,557,444 issued in September 1996 has 37 claims relating to the MRS. Patent No. 5,596,339 issued in January 1997 has 32 claims relating to a VRD using optical fiber. Patent No 5,694,237 issued in December 1997 has nine claims relating to a mechanical resonant scanner. Patent No. 5,659,327 issued in August 1997 has 12 claims that are a continuation of U.S. Patent No. 5,467,104. Patent No. 5,701,132 also issued in December 1997 has 21 claims relating to the VRD and an expanded exit pupil through which a users views an image. In addition, the University has filed ten applications for patents in the United States and in certain foreign countries. The inventions covered by such applications generally address and accommodate component miniaturization, specific implementation of various system components and design elements to facilitate mass production.

     The Company considers protection of these key enabling technologies and components to be a fundamental aspect of its strategy to penetrate diverse markets with unique products. As such, it intends to continue to develop its portfolio of proprietary and patented technologies, at the system, component, and process levels. There can be no assurance, however, as to the degree of protection offered by these patents, or as to the likelihood that patents will be issued from the pending patent applications. Moreover, these patents may have limited commercial value or may lack sufficient breadth to protect adequately the aspects of the Company's technology to which the patents relate. See "- Considerations Related to the Company's Business - Patents and Protection of Proprietary Technology."

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

     Microvision has filed for registration of the marks "Virtual Retinal Display" and "VRD" in the United States Patent and Trademark Office. The marks were examined and entered into the opposition phase, where an opposition was filed. The Company believes the opposition filing is without merit, and that the Company should prevail in the proceedings. Regardless of the outcome, the Company believes that it will be entitled to continue to use the terms "Virtual Retinal Display" and "VRD."

Human Factors and Safety

     As part of its research and development activities, the Company conducts ongoing research as to the cognitive, physiological and ergonomic factors that must be addressed by products incorporating VRD technologies and the safety of VRD technology, including such issues as the maximum permissible laser exposure limits established by American National Standards Institute ("ANSI"). Researchers from the HIT Lab have concluded that laser exposure to the retina under normal VRD operating conditions would be below the calculated maximum permissible exposure level set by ANSI.

Competition

     The information display industry is highly competitive. The Company's products and the VRD technology will compete with established manufacturers of miniaturized CRT and flat panel display devices, including companies such as Sony Corporation and Texas Instruments Incorporated, most of which have substantially greater financial, technical and other resources than the Company and many of which are developing alternative miniature display technologies. The Company also will compete with other developers of miniaturized display devices. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that would render the VRD technology or the Company's products obsolete and non-competitive.

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

     In March 1994, the Company entered into a second exclusive license agreement with the University of Washington to commercialize imaging technology unrelated to the VRD technology. This technology involves the projection of data and information onto the inside of a dome that is placed over the viewer's head. This imaging technology is referred to as HALO. The HALO license agreement requires the Company to pay $175,000 to the University, and to issue 93,750 shares of Common Stock to the University and the inventors of the technology, upon the achievement of certain milestones, including, among other things, the receipt by the University of a patent covering the technology. See Note 7 of Notes to the Financial Statements.

Employees

     As of March 20, 1998, Microvision had 60 full-time employees and one part-time employee. Microvision is actively seeking additional qualified full-time personnel where appropriate. The Company's employees are not subject to any collective bargaining agreements and management regards its relations with employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

     Microvision currently leases approximately 18,000 square feet of combined use office and laboratory space at 2203 Airport Way South in Seattle, Washington. The VRD research facility occupies approximately 1,500 square feet of laboratory space at the HIT Lab located on the University of Washington campus in Seattle, Washington. The laboratory space is used in connection with the research activities performed by the HIT Lab. See "Item 1 - Description of Business - University of Washington License Agreement." The Company believes that the current facilities are adequate for its foreseeable future needs.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to, nor is its property subject to, any material pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND WARRANTS; RELATED SHAREHOLDER MATTERS.

     The Company's Common Stock and Public Warrants are traded on the Nasdaq National Market under the symbols "MVIS" and "MVISW," respectively. As of March 20, 1998, there were 124 holders of record of 5,952,631 shares of Common Stock and 6 holders of record of 2,268,739 Public Warrants. The Company has never declared or paid cash dividends on the Common Stock. The Company currently anticipates that it will retain all future earnings to fund the operation of its business and does not anticipate paying dividends on the Common Stock in the foreseeable future.

     The Company's Common Stock and Public Warrants began trading publicly on August 27, 1996. The quarterly high and low sales prices since August 27, 1996 as reported by the Nasdaq National Market are as follows:

Quarter Ended                           Common Stock                     Public Warrants
---------------------------         --------------------              ---------------------
                                      High           Low                High            Low
                                    ------        ------              ------         ------
September 30, 1996                  6  5/8         4 3/4              2  1/2         1 13/32
December 31, 1996                   7  3/8         3 3/8              2  1/2            3/4

March 31, 1997                      7 11/16        3 1/2              2 11/16          15/16
June 30, 1997                       6  7/8         5 3/16             2  7/8         1  1/2
September 30, 1997                 18  3/4         5 1/4              8  3/8         1  1/2
December 31, 1997                  19  1/4        11 3/8              9  5/8         5  3/8

March 31, 1998                     16  3/8        12 1/2              7  3/4         5  1/4
(through March 20, 1998)

     On March 20, 1998, the closing sale price for the Common Stock was $14.625 and the closing sale price for the Public Warrants was $7.25.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company commenced operations in May 1993 to develop and commercialize technology for displaying images and information onto the retina of the eye. In 1993, the Company acquired an exclusive license to the Virtual Retinal Display from the University of Washington and entered into a research agreement with the University of Washington to further develop the VRD technology. The Company was in the development stage as of and for the period ended December 31, 1996. In connection with its development activities, the Company incurred costs to incorporate and establish its business activities as well as develop and market VRD technology. As of December 31, 1997, the Company is no longer considered a development stage enterprise. Since the completion of its initial public offering in August 1996, the Company also has established and equipped its own in-house laboratory for the continuing development of the VRD technology and has transferred the core research and development work from the HIT Lab to the Company. The Company has incurred substantial losses since its inception and expects to continue to incur significant operating losses over the next several years.

     The Company's objective is to become a leading provider of personal display products and imaging technology in a broad range of professional and consumer applications. The Company expects to achieve this objective and to generate revenues through a combination of the following activities: licensing its technology to original equipment manufacturers ("OEMs") of consumer electronic products; provision of engineering services associated with cooperative development arrangements, and research contracts; and the manufacture and sale of high-performance personal display products to certain professional users directly, through OEMs, or through joint ventures. The Company currently is in discussions with systems and equipment manufacturers in the defense and wireless communications, computing, and commercial and consumer electronics industries. The Company expects to work with certain of these manufacturers to develop or co-develop specific products that the Company believes to be the most commercially viable.

     The Company currently has several prototype versions of the VRD including monochromatic and color portable units and a full-color bench top model. The Company expects to continue funding prototype and demonstration versions of products incorporating the VRD technology throughout 1998. Future revenues, profits and cash flow and the Company's ability to achieve its strategic objectives as described herein will depend on a number of factors including acceptance of the VRD technology by various industries and OEMs, market acceptance of products incorporating the VRD technology and the technical performance of such products. Additionally, the Company must be able to attract, retain and motivate qualified technical and management personnel and both anticipate and adapt to a rapidly changing, competitive market for information display technologies. See "Item 1 - Description of Business - Considerations Related to the Company's Business."

Plan of Operation

     The Company intends to continue entering into strategic co-development relationships with systems and equipment manufacturers to pursue development of commercial products incorporating the VRD technology. In 1997, the Company hired a Vice President of Sales with experience in technical products sales to pursue strategic relationships with systems and equipment manufacturers for the joint development of commercial products incorporating the VRD technology. Also in 1997, the Company hired a Vice President of Marketing to identify and assess the various market and product opportunities available to the Company for the commercialization of the VRD technology and to identify and evaluate potential co-development partners. The Company plans to continue to expand its sales and marketing staff in support of its objective of commercializing the VRD technology.

     The Company also plans to continue investing in ongoing innovation and improvements to the VRD technology, including the development of component technology and additional prototypes, as well as design of subsystems and products. The Company has established, staffed, and equipped an in-house laboratory to support VRD technology development and product development engineering associated with cooperative development projects. The Company also intends to continue hiring technical personnel to achieve the Company's technology development objectives. The Company also intends for the University of Washington to complete its work under the Research Agreement.

Results of Operations

     Contract Revenues. Revenue increased by $1,610,500 to $1,712,700 in 1997 from $102,200 in 1996. The increase resulted from the Company recognizing revenue from various contracts entered into in 1997, which exceeded the recognition of contract revenue in 1996. Contract revenue has been recognized using both the percentage-of-completion method and the cost plus fee method. See
Note 2 of Notes to the Financial Statements.

     During 1997, the Company entered into several development contracts with both commercial and government entities for further development of the VRD technology directed toward meeting specific customer applications.

     In the commercial segment, the Company entered into a contract with Saab AB, in collaboration with Ericsson Saab Avionics AB. to explore the possibilities of advanced visual display systems incorporating the VRD technology. The Company was also contracted by The Boeing Company to build a technology demonstration system incorporating the VRD technology. The Company delivered the demonstrator to the Boeing Company in August 1997, which was the Company's first full-color VRD system to be delivered to any customer. Also during 1997, the Company entered into a third commercial development contract to incorporate its VRD technology into advanced helmet-mounted display systems for fixed wing military aircraft.

     In the defense segment, the Company was awarded a multi-million dollar contract to build a helmet mounted display system based on the VRD technology for the Army's ACIS Comanche Compatible Common Helmet Program. The phase one contract, exceeding $4 million, calls for the Company to provide the U.S. Army with a prototype display system that incorporates an alternative to commercial helmet mounted technologies.

     The defense segment also included two Small Business Innovation Research
(SBIR) contracts with the United States Air Force. One SBIR is to initiate the development of a full-color, high definition, head mounted display for pilot training applications. The second SBIR is to explore the development of very wide field of view, immersive display systems for command, control, communications, and computer information systems. The Company was awarded its third SBIR from the United States Army to initiate the development of a full color, high-definition, head-mounted display to present visual imagery to helicopter pilots in an operation flight simulator.

     Research and Development Expense. Research and development expense consist of payroll and related support costs of employees, consultants and contractors engaged in research and development activities; costs incurred in the performance of the Company's co-development and other contracts; payments made under the Research Agreement; fees and expenses related to patent applications and patent prosecution; and lab materials and other expenses incurred in support of the Company's on-going research and development activities. To date, the Company has expensed all such costs. See Note 2 of Notes to the Financial Statements.

     Research and development expenses increased by $2,625,600 to $4,414,100 in 1997 from $1,788,500 in 1996. The Company made payments totaling $962,500 and $1,283,400 in 1997 and 1996 respectively to the University of Washington pursuant to the Research Agreement. The balance of the expenses of $3,451,600 and $505,100 in 1997 and 1996 respectively, were incurred directly by the Company in the performance of contracts and to further develop the VRD technology.

     The increase in research and development expenses of $2,625,600 in 1997 over 1996 reflects implementation of the Company's operating plan, which calls for building its technical staff supporting activities to further develop the Company's technology; establishing and equipping its own laboratory; and performing work in support of the Company's sales and marketing activities related to the commercialization of the VRD technology. The increase also includes increased costs incurred in the performance of contracts.

     The Company believes that a significant level of continuing research and development expense will be required to commercialize the VRD technology and to develop products incorporating the VRD technology. Accordingly, the Company anticipates that it will continue to commit substantial resources to research and development, including hiring additional technical and support personnel, and that these costs will continue to increase in future periods.

     Marketing, General and Administrative Expense. Marketing, general and administrative expense include payroll and related costs for the Company's executive and administrative personnel, costs related to the Company's sales and marketing activities, office lease expenses and other overhead costs, including legal and accounting costs and fees of consultants and professionals.

     Marketing, general and administrative expenses increased by $1,227,700 to $3,077,500 in 1997 from $1,849,800 in 1996. The increase includes increased aggregate compensation and associated support costs for employees, including those employed at December 31, 1996 and those hired subsequent to that date, in sales and marketing and in administration. The Company expects marketing, general and administrative expenses to increase substantially in future periods as the Company adds to its sales and marketing and administrative staff and makes additional investments in sales and marketing activities to support commercialization of its VRD technology and anticipated products and as it increases the level of corporate and administrative activity.

     Other Income. Other income of $222,500 in 1997 resulted from the reduction of an accrued liability for litigation upon settlement of the matter at a lesser amount than the established reserve.

     Interest Income and Expense. Interest income increased by $334,800 to $614,800 in 1997 from $280,000 in 1996. This increase resulted from higher average cash balances in 1997, representing the remaining net proceeds received by the Company from its initial public offering in August 1996.

     Interest expense decreased by $197,100 to $3,400 in 1997 from $200,500 in 1996. This decrease resulted from the repayment in November and December 1996 of the Company's 7% Convertible Subordinated Notes and related interest.

     Income Taxes. At December 31, 1997, the Company has net operating loss carry-forwards of approximately $8,847,000 for federal income tax reporting purposes. The net operating losses will expire beginning in 2005 if not previously utilized. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carry-forwards. The Company has determined that such a change occurred during 1996 and the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $761,000. An additional change occurred in 1996; however, the actual amount of the annual limitation is not significant.

Liquidity and Capital Resources

     From inception through July 1996, the Company financed its operations primarily through private offerings of common stock and convertible preferred stock and convertible subordinated notes. In August 1996, the Company completed an initial public offering of 2,250,000 units, each unit consisting of one share of Common Stock and one five-year redeemable Public Warrant to purchase one share of Common Stock at $12.00 per share. The Company received net proceeds from the offering of approximately $15,500,000 after deducting underwriting discounts and offering expenses.

     Through December 31, 1997, the Company had incurred an accumulated deficit of $15,508,500, of which $5,133,500 represented payments made to the University of Washington to fund the research and development of its VRD technology pursuant to the terms of the Research Agreement, and $1,872,100 represented non-cash expenses for compensation and services associated with the issuances of stock, warrants and options.

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

     The Company's future expenditures and capital requirements will depend on numerous factors, including the progress of its research and development program, the progress in commercialization activities and arrangements, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments and the ability of the Company to establish cooperative development, joint venture and licensing arrangements. In order to maintain its exclusive rights under the UW License Agreement, the Company is obligated to make payments with respect to royalties on the VRD. See "Item 1 - Description of Business-University of Washington License Agreement." If the Company is successful in establishing OEM co-development and joint venture arrangements, it is expected that the Company's partners would fund certain non-recurring engineering costs for product development. Nevertheless, the Company expects its cash requirements to increase significantly each year as it expands its activities and operations.

     At December 31, 1997, the Company's total cash, cash equivalents and short-term investment securities balance was $8,841,200. The Company believes that balance will satisfy its budgeted cash requirements for at least the next 12 months based on the Company's current operating plan. Actual expenses, however, may exceed the amounts budgeted therefor and the Company may require additional capital earlier to develop its products, to respond to competitive pressures or to meet unanticipated development difficulties. The Company's operating plan calls for the purchase and installation of certain laboratory equipment and facilities and the addition of technical and business staff. The operating plan also provides for the completion of the Research Agreement with the University of Washington and the development of strategic relationships with systems and equipment manufacturers. See "Item 1 - Description of Business." There can be no assurance that additional financing will be available to the Company or that, if available, it will be available on terms acceptable to the Company on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, the Company may be required to limit its operations significantly. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can, directly or through arrangements with OEMs, introduce products incorporating the VRD technology and the market acceptance and competitive position of such products. See "Item 1 - Description of Business - Considerations Related to the Company's Business - Capital Requirements."

ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Accountants.............................................27

Balance Sheet as of December 31, 1997 and December 31, 1996...................28

Statement of Operations for the years ended December 31, 1997 and
December 31, 1996.............................................................29

Statement of Shareholders' Equity for the years ended December 31,
1997 and December 31, 1996....................................................30

Statement of Cash Flows for the years ended December 31, 1997 and December 31, 1996.........................................................32

Notes to Financial Statements.................................................33

                        Report of Independent Accountants


To the Board of Directors
and Shareholders of
Microvision, Inc.


In our opinion, the accompanying balance sheet and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Microvision, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Seattle, Washington
March 27, 1998

Microvision, Inc.

Balance Sheet
--------------------------------------------------------------------------------------------------------------


                                                                                         December 31,
                                                                                    1997              1996
Assets
Current assets
   Cash and cash equivalents                                                  $     5,049,200   $   14,265,800
   Investment securities available for sale                                         3,792,000
   Accounts receivable                                                                150,000           25,000
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                            843,800
   Other current assets                                                               113,100           86,500
                                                                              ---------------   --------------

       Total current assets                                                         9,948,100       14,377,300

Property and equipment, net                                                           772,700          157,800
Other assets                                                                           20,000           30,200
                                                                              ---------------   --------------

       Total assets                                                           $    10,740,800   $   14,565,300
                                                                              ===============   ==============

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                           $       768,200   $      388,600
   Accrued liabilities                                                                715,900          667,600
   Current portion of capital lease obligations                                        22,700
                                                                              ---------------   --------------

       Total current liabilities                                                    1,506,800        1,056,200
                                                                              ---------------   --------------

Capital lease obligations, net of current portion                                      69,600
                                                                              ---------------

Commitments and contingencies (Notes 7 and 8)

Shareholders' equity
   Preferred stock, no par value, 31,250,000 shares
     authorized, none issued and outstanding
   Common stock, no par value, 31,250,000 shares
     authorized, 5,920,264 and 5,778,776 shares
     issued and outstanding                                                        25,375,300       24,116,200
   Deferred compensation                                                             (701,200)         (43,600)
   Unrealized holding loss on investment securities                                    (1,200)
   Accumulated deficit                                                            (15,508,500)     (10,563,500)
                                                                              ---------------   --------------

       Total shareholders' equity                                                   9,164,400       13,509,100
                                                                              ---------------   --------------

       Total liabilities and shareholders' equity                             $    10,740,800   $   14,565,300
                                                                              ===============   ==============

   The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Statement of Operations
--------------------------------------------------------------------------------------------------------------


                                                                                    Year ended December 31,
                                                                                    1997              1996
Contract revenue                                                              $     1,712,700   $      102,200
                                                                              ---------------   --------------

Research and development expense                                                    4,414,100        1,788,500
Marketing, general and administrative
   expense                                                                          3,077,500        1,849,800
                                                                              ---------------   --------------

                                                                                    7,491,600        3,638,300
                                                                              ---------------   --------------

Loss from operations                                                               (5,778,900)      (3,536,100)

Other income                                                                          222,500
Interest income                                                                       614,800          280,000
Interest expense                                                                       (3,400)        (200,500)
                                                                              ---------------   --------------

Net loss                                                                      $    (4,945,000)  $   (3,456,600)
                                                                              ===============   ==============

Net loss per share                                                            $         (0.85)  $        (0.90)
                                                                              ===============   ==============


Weighted-average shares outstanding                                                 5,806,200        3,832,000
                                                                              ===============   ==============

Net loss per share assuming dilution                                          $         (0.85)  $        (0.90)
                                                                              ===============   ==============

Weighted-average shares outstanding assuming dilution                               5,806,200        3,832,000
                                                                              ===============   ==============

   The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Statement of Shareholders' Equity
------------------------------------------------------------------------------------------------------------------------------------
Page 1 of 2





                                                 Preferred stock              Common stock             Deferred     Subscription
                                               Shares         Amount        Shares         Amount   compensation      receivable
                                             --------   ------------    ----------   ------------   ------------    ------------

Balance at December 31, 1995                  499,478   $  2,038,900     3,098,828   $  4,745,900   $    (42,800)

Issuance of stock to board members for
   services                                                                 22,250        110,000        (65,500)
Issuance of warrants and options for common
   stock                                                                                   23,400
Issuance of preferred stock for cash, net of
   costs (at $4.80/share)                     360,298      1,493,900
Issuance of common stock and warrants
   for services                                                             10,605         71,000
Exercise of warrants for common stock                                       50,000         40,000                   $    (10,000)
Cashless exercise of warrants for common
   stock                                                                   296,875
Cancellation of founder's common stock                                    (859,375)       (66,000)
Amortization of deferred compensation, net                                                                64,700
Sale of common stock and warrants in IPO                                 2,250,000     15,482,900
Conversion of convertible preferred stock    (859,776)    (3,532,800)      859,776      3,532,800
Collection of subscription receivable                                                                                     10,000
Issuance of stock relating to retirement
   of 7% subordinated notes                                                 45,000        176,200
Other                                                                        4,817
Net loss for the year ended December 31,
   1996
                                             --------   ------------    ----------   ------------   ------------    ------------

Balance at December 31, 1996                        -              -     5,778,776     24,116,200        (43,600)              -

Issuance of stock to board members for
   services                                                                  9,600         78,600        (78,600)
Exercise of warrants and options for
   common stock                                                             56,420        348,500
Cashless exercise of warrants for common
   stock                                                                    75,468
Issuance of options for services                                                           37,200
Issuance of options for common stock                                                      785,000       (785,000)
Amortization of deferred compensation                                                                    206,000
Unrealized holding loss on
   investment securities
Other                                                                                       9,800
Net loss for the year ended December, 31,
   1997
                                             --------   ------------    ----------   ------------   ------------    ------------

Balance at December 31, 1997                        -   $          -     5,920,264   $ 25,375,300   $   (701,200)   $          -
                                             ========   ============    ==========   ============   ============    ============

   The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Statement of Shareholders' Equity
---------------------------------------------------------------------------------------------
Page 2 of 2

                                                Unrealized
                                                   holding
                                                   loss on
                                                investment      Accumulated     Shareholders'
                                                securities          deficit            equity
                                                ----------    -------------     -------------
Balance at December 31, 1995                                  $  (7,106,900)    $    (364,900)

Issuance of stock to board members for
   services                                                                            44,500
Issuance of warrants and options for common
   stock                                                                               23,400
Issuance of preferred stock for cash, net of
   costs (at $4.80/share)                                                           1,493,900
Issuance of common stock and warrants
   for services                                                                        71,000
Exercise of warrants for common stock                                                  30,000
Cashless exercise of warrants for common
   stock
Cancellation of founder's common stock                                                (66,000)
Amortization of deferred compensation, net                                             64,700
Sale of common stock and warrants in IPO                                           15,482,900
Conversion of convertible preferred stock
Collection of subscription receivable                                                  10,000
Issuance of stock relating to retirement
   of 7% subordinated notes                                                           176,200
Other
Net loss for the year ended December 31,
   1996                                                          (3,456,600)       (3,456,600)
                                                ----------    -------------     -------------

Balance at December 31, 1996                                    (10,563,500)       13,509,100

Issuance of stock to board members for
   services
Exercise of warrants and options for
   common stock                                                                       348,500
Cashless exercise of warrants for common
   stock
Issuance of options for services                                                       37,200
Issuance of options for common stock
Amortization of deferred compensation                                                 206,000
Unrealized holding loss on short-term
   investment securities                        $   (1,200)                            (1,200)
Other                                                                                   9,800
Net loss for the year ended December, 31,
   1997                                                          (4,945,000)       (4,945,000)
                                                ----------    -------------     -------------

Balance at December 31, 1997                    $   (1,200)   $ (15,508,500)    $   9,164,400
                                                ==========    =============     =============

   The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Statement of Cash Flows
---------------------------------------------------------------------------------------------------------------


                                                                                    Year ended December 31,
                                                                                    1997              1996
Cash flows from operating activities
   Net loss                                                                   $    (4,945,000)  $   (3,456,600)
   Adjustments to reconcile net loss to net cash used in operations
     Depreciation and loss on disposal of equipment                                   146,200           44,000
     Noncash expenses related to issuance of stock, warrants
       and options and amortization of deferred compensation                          243,200          313,800
     Unrealized holding loss on investment securities                                  (1,200)
     Change in:
       Accounts receivable                                                           (125,000)         (25,000)
       Costs and estimated earnings in excess of billings on
         uncompleted contracts                                                       (843,800)
       Other current assets                                                           (26,600)         (86,500)
       Receivables from former employees                                                                69,400
       Other assets                                                                    10,200          (28,200)
       Accounts payable and other                                                     379,600          181,100
       Accrued liabilities                                                             48,300          331,200
                                                                              ---------------   --------------

       Net cash used in operating activities                                       (5,114,100)      (2,656,800)
                                                                              ---------------   --------------

Cash flows from investing activities
   Purchases of investment securities                                              (3,792,000)
   Purchases of property and equipment                                               (666,600)        (192,700)
                                                                              ---------------   --------------

       Net cash used in investing activities                                       (4,458,600)        (192,700)
                                                                              ---------------   --------------

Cash flows from financing activities
   Principal payments under capital leases                                             (2,200)
   Proceeds from 7% convertible subordinated notes                                                     750,000
   Repayment of 7% convertible subordinated notes                                                     (750,000)
   Net proceeds from issuance of common stock                                         358,300       15,522,900
   Net proceeds from issuance of preferred stock                                                     1,493,900
                                                                              ---------------   --------------

       Net cash provided by financing activities                                      356,100       17,016,800
                                                                              ---------------   --------------

Net (decrease) increase in cash and cash equivalents                               (9,216,600)      14,167,300

Cash and cash equivalents at beginning of year                                     14,265,800           98,500
                                                                              ---------------   --------------

Cash and cash equivalents at end of year                                      $     5,049,200   $   14,265,800
                                                                              ===============   ==============

                Supplemental disclosure of cash flow information

Cash paid for interest                                                        $         3,400   $       21,700
                                                                              ===============   ==============

       Supplemental schedule of noncash investing and financing activities

The Company entered into capital lease obligations of $94,500 for the purchase of new equipment in 1997.

   The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements
December 31, 1997 and 1996

1.   The Company

     Microvision, Inc. (the Company), a Washington corporation, was incorporated May 28, 1993. The Company was established to develop, manufacture and market Virtual Retinal Display (VRD) technology, which projects images directly onto the eye's retina. The Company is working to commercialize the VRD for potential defense, healthcare, business, industrial and consumer applications.

     The Company was in the development stage as of and for the period ended December 31, 1996. In connection with its development activities the Company incurred costs to incorporate and establish its business activities as well as develop and market VRD technology. As of December 31, 1997, the Company is no longer considered a development stage enterprise.

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

2.   Summary of significant accounting policies

     Cash, cash equivalents and investment securities
     The Company considers all investments with original maturities of three months or less to be cash equivalents.

     Short-term investment securities at December 31, 1997 are primarily debt securities of the U.S. Government and its agencies. The Company has classified its entire investment portfolio as available-for-sale. Under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, available-for-sale securities are stated at fair value with unrealized gains and losses included in shareholders' equity. Dividend and interest income are recognized when earned. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method.

     Property and equipment
     Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method. Leasehold improvements are depreciated over the shorter of their estimated useful life or the lease term.

     Revenue Recognition
     Revenue has primarily been generated from contracts for further development of the VRD technology and to produce prototypes for commercial enterprises and the United States government. Revenue on such contracts is generally recorded using the percentage-of-completion method measured on a cost incurred basis. With respect to cost-plus-fixed-fee contracts with the United States Government, the Company recognizes revenue based on costs incurred plus fee. Revenues recognized in excess of amounts billed are included in "costs and estimated earnings in excess of billings on uncompleted contracts".

     Losses, if any, are recognized in full as soon as identified. Changes in contract performance, contract conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured.

     During 1997, the Company had contract revenues related to two customers that aggregated 37% and 32%, respectively. Costs and estimated earnings in excess of revenues earned related to these two customers were 68% and 28%, respectively.

     Income taxes
     The Company provides for income taxes under the principles of Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires that provision be made for taxes currently due and for the expected future tax effects of temporary differences between book and tax bases of assets and liabilities.

     Net loss per share
     Statement of Financial Accounting Standards No. 128 (SFAS 128) was issued in February 1997. This pronouncement modifies the calculation and disclosure of net loss per share and was adopted by the Company during 1997. Under the provisions of SFAS 128, net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods. Net loss per share assuming dilution is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all common stock equivalents and convertible securities. Net loss per share assuming dilution for the years ended December 31, 1997 and 1996 is equal to net loss per share due to the fact that the effect of common stock equivalents outstanding during the periods, including options and warrants computed using the treasury stock method, is anti-dilutive. All net loss per share amounts from prior periods have been restated to reflect the adoption of SFAS 128.

     Research and development
     Research and development costs are expensed as incurred. Research and development costs will be expensed until the net realizable value of a related product or technology is assured.

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

     Stock-based compensation
     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), which was effective for the Company beginning in fiscal 1996. Under the provisions of this statement, employee stock-based compensation expense is measured using either the intrinsic-value method as prescribed by Accounting Principles Board Opinion No. 25 (APB 25) or the fair value method described in SFAS
     123. Companies choosing the intrinsic-value method are required to disclose the pro forma impact of the fair value method on net income and earnings per share. The Company decided to implement the statement in fiscal 1996 using the intrinsic-value method for its employee stock-based compensation plans. The Company is required to implement Statement No. 123 for stock-based awards to other than employees. Accordingly, during 1997 and 1996, the Company valued shares of the Company's common stock, warrants and options issued to other than employees at $115,800 and $380,600, respectively.

3.   Investment securities

     At December 31, 1997, the Company has classified all investments as available-for-sale. The amortized cost was $3,793,200, gross unrealized holding gains were $1,300, gross unrealized holding losses were $2,500 and fair value of the available-for-sale securities was $3,792,000 at December 31, 1997. The debt securities held at December 31, 1997 have maturities ranging from September 1998 to May 1999.

4.   Accrued liabilities

     Accrued liabilities consist of the following:

                                                             December 31,
                                                        1997              1996
     Bonuses                                      $       414,300   $      316,000
     Vacation                                             103,000           20,000
     Professional fees                                    155,500          322,500
     Other                                                 43,100            9,100
                                                  ---------------   --------------

                                                  $       715,900   $      667,600
                                                  ===============   ==============

5.   Property and equipment, net

     Property and equipment consist of the following:

                                                             December 31,
                                                        1997              1996
     Office furniture and equipment               $       185,700   $       63,200
     Lab equipment                                        270,900           28,500
     Computer hardware and software                       433,000          113,800
     Leasehold improvements                                55,000
                                                  ---------------   --------------

                                                          944,600          205,500

     Less:  Accumulated depreciation                      (171,900)         (47,700)
                                                  ---------------   --------------

                                                  $       772,700   $      157,800
                                                  ===============   ==============

6.   Shareholders' equity

     Common shares
     On July 10, 1996, the Company issued 7% Convertible Subordinated Notes in the amount of $750,000. The Notes bore interest at 7% payable in arrears on December 15 and June 15 and were due July 10, 1997. The Notes were convertible at any time following 90 days after the effective date of a public offering of the Company's common stock generating proceeds of at least $5 million into 18,000 shares of common stock for each $100,000 in outstanding principal amount of Notes. Additionally, at any time following 90 days after the effective date of such a public offering and prior to March 15, 1997, the holder could redeem the unpaid principal amount of Notes plus accrued interest and receive 6,000 shares of common stock of the Company for each $100,000 in principal redeemed. In late 1996, the Company repaid the Notes on demand by holders and issued 45,000 shares of common stock to the holders. The aggregate fair value of the shares of common stock issued of $176,200 was charged to interest expense.

     In August 1996, the Company completed an initial public offering (IPO) of 2,250,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock. The Company received net proceeds from the offering of $15,482,900. In anticipation of the IPO, on July 10, 1996, the Company's Board of Directors approved a 1-for-3.2 reverse stock split of the Company's common and preferred stock. All information in these financial statements pertaining to shares of capital stock and per share amounts has been adjusted to give retroactive effect to the reverse split. In connection with this action, a nominal number of fractional shares were redeemed in cash.

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

     Warrants
     In addition to the warrants issued in conjunction with the IPO (Public Warrants), during 1996 the Company issued warrants for various services. The following summarizes activity with respect to warrants during 1996 and 1997:

                                                                          Warrants
                                                            -------------------------------
                                                                                   Exercise
                                                                   Shares             price
     Outstanding at December 31, 1995                             932,813     $   2.40-6.40

     Granted                                                    2,860,050        2.40-12.00
     Exercised                                                   (412,500)        2.40-3.52
     Canceled/expired                                            (550,000)        2.40-6.40
                                                            -------------     -------------

     Outstanding at December 31, 1996                           2,830,363        4.80-12.00

     Exercised                                                   (140,625)        4.80-6.40
                                                            -------------     -------------

     Outstanding at December 31, 1997                           2,689,738     $  4.80-12.00
                                                            =============     =============

     Exercisable at December 31, 1997                           2,689,738     $  6.40-12.00
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

     During 1994, the Company adopted the 1994 Combined Incentive and Nonqualified Stock Option Plan which provided for the granting of ISOs and NSOs to employees, directors, officers, and certain nonemployees of the Company as determined by the Plan Administrator for the purchase of common shares not to exceed a total of 435,000 of the Company's authorized but unissued shares of common stock. The date of grant, option price, vesting terms and other terms specific to options granted under such plan were determined by the Plan Administrator.

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

     In January, 1997, options to purchase 6,624 shares of the Company's common stock at an exercise price of $8.00 per share were issued to consultants in lieu of cash compensation. The options were vested in 1997 and expire five years following the date of issue. The Company recognized an expense of $37,200 related to the issuance of the options.

     The following table summarizes activity with respect to options for the two years ended December 31, 1997:

                                                                                                  Weighted-
                                                                                                    average
                                                                                                   exercise
                                                                                   Shares             price
     Outstanding at December 31, 1995                                             645,892     $        3.91

     Granted                                                                      387,124              6.86
     Forfeited                                                                    (53,650)             7.59
                                                                            -------------     -------------

     Outstanding at December 31, 1996                                             979,366              4.88

     Granted                                                                    1,129,576             16.04
     Exercised                                                                    (40,795)             6.09
     Forfeited                                                                    (84,680)             8.10
                                                                            -------------     -------------

     Outstanding at December 31, 1997                                           1,983,467     $       11.07
                                                                            =============     =============

     Weighted-average fair value of options granted,
       net of forfeitures, during 1997                                                        $        5.76
                                                                                              =============

     Weighted-average fair value of options granted, net of
       forfeitures, during 1996                                                               $        2.11
                                                                                              =============

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1997:

                                        Options outstanding                         Options exercisable
                                        -------------------                         -------------------
                             Number          Weighted-                           Number
                           outstanding        average          Weighted-       exercisable        Weighted-
                               at            remaining          average            at              average
         Range of         December 31,      contractual        exercise       December 31,        exercise
      exercise prices         1997             life              price            1997              price
     $        0.80           193,939           3.46          $ 0.80               193,939       $ 0.80
         3.20-4.80           211,289           4.51            3.45               211,289         3.45
         5.25-7.20           562,476           5.75            6.65               344,178         6.32
        8.00-12.00           310,411           7.33            9.53                 6,624         8.00
       14.00-21.88           518,402           8.82           17.98                28,950        14.07
       22.19-34.18           186,950           9.02           27.07
                          ----------                                           ----------
                           1,983,467                                              784,980
                          ==========                                           ==========

     The Company applies APB 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Options issued to employees were recorded at $785,000 during the year ended December 31, 1997 based upon the difference between the exercise price and fair value of the underlying shares on the date of grant. However, no value was recorded related to the time value of the options. Had compensation cost for the Plan been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under SFAS 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                           1997              1996
     Net loss            As reported                $    (4,945,000)  $   (3,456,600)
                         Pro forma                  $    (5,961,500)  $   (3,760,600)

     Pro forma loss      As reported                $         (0.85)  $        (0.90)
       per share         Pro forma                  $         (1.03)  $        (0.98)

     The fair value of the options granted during 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: dividend yield of zero percent for all years, expected volatility of 60% for all years, risk-free interest rate of 6.09% and 6.55%, assumed forfeiture rate of 5% for all years, and expected lives of 4 years.

7.   Commitments and contingencies

     In October 1993, the Company concurrently entered into a Research Agreement and Exclusive License Agreement (License Agreement) with the University of Washington (UW). The Research Agreement provided for the Company to pay $5,133,500 to fund agreed-upon VRD research and development activities to be carried out by the UW. The research funding was required to be paid in sixteen quarterly instalments of $320,800 and was payable at the beginning of each quarter. During 1997, the Company made its final payments under the Research Agreement. Total payments made for 1997 and 1996 were $962,500 and $1,283,400, respectively.

     The License Agreement grants the Company the rights to certain intellectual property including the technology being developed under the Research Agreement whereby the Company has an exclusive, royalty-bearing license to make, use and sell or sublicense the licensed technology. In consideration for the license, the Company agreed to pay a one-time nonrefundable license issue fee of $5,133,500. Payments under the Research Agreement were credited to the license fee. In addition to the nonrefundable fee, which has been paid in full, the Company is required to pay certain ongoing royalties. In 1997 and 1996, these royalties were not material.

     Beginning in 2000, the Company is required to pay the University of Washington a nonrefundable license maintenance fee of $10,000 per quarter, to be credited against royalties due.

     In March 1994, the Company entered into an Exclusive License Agreement (HALO Agreement) with UW. The HALO Agreement grants the Company the right to receive certain technical information relating to HALO Display technology and an exclusive right to market the technical information for the purpose of commercial exploitation to unaffiliated entities. Under the agreement, the Company has committed to pay to UW $75,000 and 31,250 upon filing of the first patent and $100,000 and 62,500 common shares upon issuance of the first patent.

     The Board of Directors has approved a bonus plan as an incentive to senior management to achieve the exercise of the Public Warrants. Pursuant to this plan, the Company may distribute an aggregate of $250,000 to senior management upon the successful completion of the exercise of the Public Warrants.

     The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. Management believes that the outcome of any such suits would not have a material adverse effect on the Company's financial position or results of operations.

8.   Lease commitments

     During 1997 and 1996, the Company entered into leases for its current office space and certain equipment under noncancelable capital and operating leases with initial or remaining terms in excess of one year. In 1996, the Company exercised an option to occupy additional office space at greater cost and issued 7,693 preferred shares and warrants to purchase 1,563 shares of common stock to the landlord in lieu of paying cash through July 1996. Rent expense of approximately $36,900 was recorded for the share issuance and warrants granted in December 1995. In 1997, the Company signed agreements to occupy additional space, and in February 1998 further increased its office space by signing an additional agreement.

     Future minimum rental commitments under capital and operating leases for years ending December 31 are as follows:

                                                              Capital           Operating
                                                               leases              lease
         1998                                              $   34,100        $  198,800
         1999                                                  34,100             8,400
         2000                                                  32,000
         2001                                                   9,400
         2002                                                   7,800
                                                           ----------        ----------
         Total minimum lease payments                         117,400        $  207,200
                                                                             ==========

         Less:  Amount representing interest                  (25,100)
                                                           ----------

         Present value of capital lease obligations            92,300

         Less:  Current portion                               (22,700)
                                                           ----------

         Long-term obligation at December 31, 1997         $   69,600
                                                           ==========

     The capital leases are secured by the related assets financed and by security deposits held by the lessors under the lease agreements. The cost and accumulated depreciation of equipment under capital leases was $94,500 and $2,800, respectively, at December 31, 1997.

     Rent expense was $147,100 and $52,600 for 1997 and 1996, respectively.

9.   Income taxes

     A current provision for income taxes has not been recorded for 1997 or 1996 due to taxable losses incurred during such periods. A valuation allowance has been recorded for deferred tax assets because realization is primarily dependent on generating sufficient taxable income prior to expiration of net operating loss carry-forwards.

     At December 31, 1997, the Company has net operating loss carry-forwards of approximately $8,847,000 for federal income tax reporting purposes. The net operating losses will expire beginning in 2005 if not previously utilized. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carry-forwards. The

     Company has determined that such a change occurred during 1995 and the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $761,000. An additional change occurred in 1996, however, the amount of the annual limitation is not significant.

     Deferred tax assets are summarized as follows:

                                                                        December 31,
                                                                  1997              1996
     Net operating loss carry-forward                       $     3,008,100   $     1,681,000
     Capitalized research and development                         1,718,000         1,515,000
     Expenses related to issuance of equity instruments             636,500                 -
     Other                                                          254,000           374,000
                                                            ---------------   ---------------

                                                                 (5,616,600)        3,570,000

     Less:  Valuation allowance                                  (5,616,600)       (3,570,000)
                                                            ---------------   ---------------

     Deferred tax assets                                    $             -   $             -
                                                            ===============   ===============

     Certain net operating losses arise from the deductibility for tax purposes of compensation under nonqualified stock options equal to the difference between the fair value of the stock on the date of exercise and the exercise price of the options. For financial reporting purposes, the tax effect of this deduction when recognized will be accounted for as a credit to shareholders' equity.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     The directors and executive officers of the Company are as follows:

         Name                   Age                      Position
------------------------        ---         ------------------------------------
Richard F. Rutkowski (1)        42          Chief Executive Officer, President
                                            and Director
Stephen R. Willey               44          Executive Vice President  and
                                            Director
Richard A. Raisig (1)           50          Chief Financial Officer and Vice
                                            President,  Operations and Director
Walter J. Lack (1)(2)           50          Director
Robert A. Ratliffe              37          Director
Jacob Brouwer (2)               71          Director
Richard A. Cowell               50          Director

--------------

(1)  Member of the Compensation and Finance Committees

(2)  Member of the Audit Committee

     Richard F. Rutkowski served as Chief Operating Officer of the Company from December 1994 until September 1995, Chief Executive Officer of the Company since September 1995, as a director of the Company since August 1995, and was elected President of the Company since July 1996. Between November 1992 and May 1994, Mr. Rutkowski served as Executive Vice President of Medialink Technologies Corporation (formerly Lone Wolf Corporation), a developer of high speed digital networking technology for multimedia applications in audio-video computing, consumer electronics and telecommunications. Between February 1990 and April 1995, Mr. Rutkowski was principal of Rutkowski, Erickson, Scott, a consulting firm. Mr. Rutkowski also serves as a director of Digital Data Networks, Inc., a developer of wireless communications systems and networked electronic display media for the transit industry.

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

     Robert A. Ratliffe has served as a director of the Company since in July 1996. Mr. Ratliffe has been Vice President and principal of Eagle River, Inc., an investment company specializing in the telecommunications and technology sectors, and Vice President of Communications for Nextel Communications, Inc., a wireless telecommunications company, since early 1996. Between 1986 and 1996, Mr. Ratliffe served as Senior Vice President, Communications, for AT&T Wireless Services, Inc., and its predecessor, McCaw Cellular Communications, Inc., where he also served as Vice President of External Affairs and as Vice President of Acquisitions and Development. Prior to joining McCaw Cellular Communications, Inc., Mr. Ratliffe was a Vice President with Seafirst Bank.

     Jacob Brouwer has served as a director of the Company since July 1996. Mr. Brouwer is the Chairman and Chief Executive Officer of Brouwer Claims Canada & Co. Ltd., an insurance adjusting company that he founded in 1956. Mr. Brouwer has served as a director for numerous companies, including the Canadian National Railway Company, The Insurance Corporation of British Columbia, Air B.C., Golden Tulip Hotels Ltd., and Northwestel Inc. Mr. Brouwer is past President of the British Columbia Adjusters Association, and former Chairman of the International Financial Centre of British Columbia. Mr. Brouwer currently serves as a director of Doman Industries, a forest products company.

     Richard A. Cowell has served as a director of the Company since August 1996. Mr. Cowell is a Senior Associate at Booz Allen & Hamilton involved in, among other things, the incorporation of simulation and models into education and training programs for Department of Defense contractors. Prior to joining Booz Allen in March of 1996, Mr. Cowell served in the United States Army for 25 years. Immediately prior to his retirement from the Army, Mr. Cowell served as Director of the Louisiana Maneuvers Task Force reporting directly to the Chief of Staff, Army. Mr. Cowell has authored a number of articles relating to the future of the Army and received awards for his writing and producing of a film entitled "America's Army" in 1994. Mr. Cowell retired from the Army holding the rank of Colonel.

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

Significant Employees

     Todd R. McIntyre has served as Vice President, Business Development since January 1996. Mr. McIntyre is responsible for establishing relationships with third parties for the development of products incorporating the VRD technology. Prior to 1996, Mr. McIntyre held business development and marketing positions with several development stage companies, including Southern Limited Partnership, a magazine and book publisher; Sasquatch Publishing Company, Inc., a magazine and book publisher; SPRY Inc., an Internet software products publisher; and Notable Technologies, Inc., a wireless telecommunications products manufacturer.

     Andrew Lee served as Vice President, Sales and Marketing from January 1997 to September 1997 and has served as Vice President, Sales since September 1997. Mr. Lee is responsible for developing and implementing the Company's sales and product marketing efforts. From January 1992 to January 1997, Mr. Lee was Senior Director, National Systems Sales, for AEI Music Network, Inc., the largest audio-visual systems integrator in the United States. From January 1989 to December 1991, Mr. Lee was Director, Sales and Marketing, for ADB Industries Inc., a manufacturer of precision assemblies for the defense and aerospace industries, where he was responsible for designing and implementing marketing strategies for both commercial and military markets.

     Douglas A. Stoll has served as Director of Engineering since October 1996. Mr. Stoll has responsibility for managing the Company's core technology and internal product development programs. Previously, Mr. Stoll spent 16 years with the Space and Defense Sector of TRW, Inc. in various project management roles. He managed several simulation and avionics design teams and was named the program manager for all TRW activities on the B-2 program from 1990 through 1992. Prior to joining TRW, Mr. Stoll spent 10 years in the U.S. Air Force as a B-52 pilot and as a scientific analyst at the Edwards Flight Test Center. He currently holds the rank of Lieutenant Colonel in the Air Force Reserves. Mr. Stoll earned an M.S. in Physics from Ohio State University, an M.S. in Systems Management from the University of Southern California and an executive MBA from UCLA.

     John Lewis has served as Director of Research since November 1996. Mr. Lewis has primary responsibility for directing and managing the ongoing research on the Company's core technology and for developing the Company's intellectual property assets. From 1978 to 1996, Mr. Lewis held various technical and management positions at Polaroid Corporation. During his tenure at Polaroid, Mr. Lewis headed several projects that involved using micro-optics in the coupling of semiconductor light sources and using scanning mechanisms for high quality imaging. From 1986 to 1994, Mr. Lewis managed the Department of Physical Systems within Polaroid's Research Division. Mr. Lewis holds a B.S. degree in physics from Massachusetts Institute of Technology and is named as inventor on five patents and two patents pending.

     Thomas M. Lippert, Ph.D., has served as Principal Scientist since August 1997. From 1992 to 1997, Dr. Lippert was Head of Display Technology at the David Sarnoff Research Center, where he was responsible for new business development and product management on both commerical and government contracts. From 1987 to 1992, Dr. Lippert was a Senior Principal Development Engineer with the Military Avionics Division of Honeywell, where he had technical responsibility for research related to advanced electronic and optic technologies applicable to helmet-mounted sight and display systems.

     Casey T. Tegreene, Esq., has served as Intellectual Property Counsel since July 1997. From 1992 to 1997, Mr. Tegreene was affiliated with the law firm of Seed and Berry where he specialized in electrical and mechanical patent matters including litigation. From 1989 to 1992 Mr. Tegreene was affiliated with Cravath, Swaine & Moore, where he specialized in corporate transactions and securities work. Prior to pursing his legal career, Mr. Tegreene worked with Motorola's Government Electronics Group as a research and design engineer focusing on optical and microwave systems and components.

     Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on a review of the copies of the forms provided to the Company and written representations that no other filing of forms was required, the Company believes that, during the fiscal year ended December 31, 1997, the reporting persons subject to Section 16(a) of the Exchange Act, as amended, complied with all filing requirements applicable thereto, except that Stephen R. Willey filed one late report.


ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation received for services in all capacities to the Company for the last three fiscal years by Richard F. Rutkowski, the Company's Chief Executive Officer and President; Stephen R. Willey, its Executive Vice President; and Richard A. Raisig, its Chief Financial Officer and Vice President, Operations (the "Named Executives"). No other officer of the Company received annual salary and bonuses exceeding $100,000 in the fiscal year ended December 31, 1997.

                                                                                                Long-Term
                                                     Annual Compensation                     Compensation
                                           ---------------------------------------                 Awards
Name and                         Fiscal     Salary        Bonus       Other Annual             Securities
Principal Position                 Year        ($)       ($)(1)   Compensation ($)     Underlying Options
-------------------------        ------    -------    ---------   ----------------     ------------------
Richard F. Rutkowski              1997     126,250      100,000                  -                340,000
  Chief Executive Officer         1996      92,500      134,375                  -                      -
  and President                   1995                   30,000                  -                  69,671


Stephen R. Willey                 1997     130,000       85,000                  -                       -
  Executive Vice President        1996      78,333      115,400             36,667 (2)                  -
                                  1995           -            -             67,500 (2)            296,875

Richard A. Raisig                 1997     118,750       75,000                  -                136,000
  Chief Financial Officer         1996      40,729       15,000                  -                100,000
  and Vice President of           1995           -            -                  -                      -
  Operations

--------------

(1) Bonus amounts for 1997 include amounts paid in 1998 for services performed in 1997. Mr. Raisig's bonus included a portion related to the four month period ended December 31, 1996.

(2) Represents payments in consideration of consulting services rendered to the Company by Mr. Willey prior to and concurrent with Mr. Willey's employment with the Company. See "Certain Relationships and Related Transactions."

Option Grants.

     The following table sets forth the grants of options to purchase common stock during the last fiscal year to Richard F. Rutkowski, President and Chief Executive Officer and to Richard A. Raisig, Chief Financial Officer and Vice President, Operations.

                                     Number of   Percent of Total
                                    Securities    Options Granted   Exercise
                                    Underlying       to Employees      Price
Name                           Options Granted            in 1997      ($/Sh)   Expiration Date
---------------------------    ---------------   ----------------   ---------   ---------------
Richard F. Rutkowski                    80,000               7.16       14.00           10/1/07
                                        80,000               7.16       17.50           10/1/07
                                        80,000               7.16       21.88           10/1/07
                                        80,000               7.16       27.34           10/1/07
                                        20,000               1.79       34.18           10/1/07

Stephen R. Willey                            -                  -           -                 -

Richard A. Raisig                       28,000               2.51       14.00           10/1/07
                                        28,000               2.51       17.50           10/1/07
                                        65,000               5.82       21.88           10/1/07
                                        15,000               1.34       27.34           10/1/07

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values. The following table sets forth information concerning exercise of stock options during 1997 by the Named Executives and the fiscal year-end value of unexercised options:

                                                           Number of Securities                         Value of
                      Number of                          Underlying Unexercised         Unexercised In-the-Money
                         Shares                    Options at December 31, 1997     Options at December 31, 1997
                       Acquired          Value     ----------------------------     ----------------------------
Name                On Exercise       Realized     Exercisable    Unexercisable     Exercisable    Unexercisable
----                -----------       --------     -----------    -------------     -----------    -------------
Richard F.
  Rutkowski                   -              -         331,517          320,000    $3,329,214           $      0
Stephen R
  Willey                      -              -         250,000           46,875    $2,575,000           $318,750
Richard A.
  Raisig                      -              -          46,453          189,547    $  329,218           $354,220

--------------

(1) Calculated based on a closing price of $14.00 per share on December 31, 1997.

     Employment Agreements. Pursuant to his employment agreement with the Company effective October 1, 1997, Mr. Rutkowski receives an annual base salary of $145,000, subject to increases as determined by the Board of Directors, and an annual cash performance bonus in an amount to be determined by the Board of Directors. In January 1998, Mr. Rutkowski's base salary was adjusted to $175,000 and he was awarded a bonus of $100,000 for services performed during 1997. In addition, Mr. Rutkowski received options to purchase up to an aggregate of 340,000 shares of Common Stock for service to the Company during the period October 1, 1997 through December 31, 2001. These options have ten-year terms, vest quarterly, and will immediately vest and become exercisable upon the occurrence of certain events following a change in control. Mr. Rutkowski is entitled to all benefits offered generally to the Company's employees. Upon termination without cause of Mr. Rutkowski's employment by the Company, Mr. Rutkowski's stock options will continue to vest and Mr. Rutkowski will be entitled to a severance payment. The Employment Agreement expires, unless previously terminated, on December 31, 2001.

     The Company entered into an employment agreement with Stephen R. Willey, the Company's Executive Vice President and a director of the Company, effective May 1, 1996. Pursuant to this agreement, Mr. Willey receives an annual base salary of $110,000, adjusted annually for the cost of living and subject to increases as determined by the Board of Directors. In addition, Mr. Willey is entitled to receive an annual cash performance bonus in an amount determined by the Board of Directors. In addition, Mr. Willey received options to purchase an aggregate of 296,875 shares of Common Stock for his services during the period 1995 through 1998. In January 1998, Mr. Willey's base salary was adjusted to $150,000 and he was awarded a bonus of $85,000 for services performed in 1997. Upon termination without cause of Mr. Willey's employment by the Company, certain of Mr. Willey's stock options will vest and Mr. Willey will be entitled to a severance payment. Mr. Willey is entitled to all benefits offered generally to the Company's employees. Mr. Willey's employment agreement expires, unless previously terminated, on September 30, 1998.

     Pursuant to his employment agreement with the Company, effective October 1, 1997, Mr. Raisig receives an annual base salary of $130,000, subject to increases as determined by the Board of Directors, and an annual cash performance bonus in an amount to be determined by the Board of Directors. In January 1998, Mr. Raisig was awarded a bonus of $75,000 for services performed during 1997 and four months in 1996. In addition, Mr. Raisig received options to purchase up to an aggregate of 136,000 shares of Common Stock for service to the Company during the period October 1, 1997 through December 31, 2000. These options have ten-year terms, vest quarterly, and will immediately vest and become exercisable upon the occurrence of certain events following a change in control. Mr. Raisig is entitled to all benefits offered generally to the Company's employees. Upon termination without cause of Mr. Raisig's employment by the Company, Mr. Raisig's stock options will continue to vest and Mr. Raisig will be entitled to a severance payment. The employment agreement expires, unless previously terminated, on December 31, 2000.

Benefit Plans

     1996 Stock Option Plan. The Company's 1996 Stock Option Plan (the "1996 Plan"), which was adopted and approved by the Company's Board of Directors and the shareholders in July and August, 1996, respectively, provides for the grant of options to acquire a maximum of 750,000 shares of the Company's authorized but unissued Common Stock, subject to adjustments in the event of certain changes in the Company's capitalization. The Board of Directors of the Company has authorized, subject to shareholder approval at the 1998 annual meeting of shareholders, an additional 1,750,000 shares of Common Stock to be reserved for issuance upon exercise of options granted under the 1996 Plan. Unless sooner terminated by the Board of Directors, the 1996 Plan will terminate ten years after its adoption by the Board of Directors of the Company.

     The 1996 Plan permits the granting of incentive stock options ("ISOs") and nonqualified stock options ("NSOs") at the discretion of a plan administrator (the "Plan Administrator"). The Plan Administrator is comprised of "disinterested directors" and "outside directors" for purposes of Rule 16b-3 under the Exchange Act and Section 162(m) of the Internal Revenue Code, respectively. The Compensation Committee of the Board of Directors serves as Plan Administrator except with respect to grants awarded to executive officers of the Company, with respect to which the Board serves as Plan Administrator. Subject to the terms of the 1996 Plan, the Plan Administrator determines the terms and conditions of any options granted, including the exercise price. Eligible optionees include any current or future employee, officer, or agent of the Company or its subsidiaries. The 1996 Plan provides that the Plan Administrator must establish an exercise price for ISOs that is not less than the fair market value of the shares at the date of grant. If ISOs are granted to persons owning more than 10% of the voting stock of the Company, however, the 1996 Plan provides that the exercise price must be not less than 110% of the fair market value of the shares at the date of grant and that the term of the ISOs may not exceed five years. The term of all other options granted under the 1996 Plan may not exceed ten years. The Plan Administrator determines when options become exercisable. Options are not transferable other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by such optionee. In the event of a merger, consolidation or plan of exchange to which the Company is a party or a sale of all or substantially all of the Company's assets, the Board of Directors may elect one of the following alternatives: (i) outstanding options remain in effect in accordance with their terms; (ii) outstanding options may be converted into options to purchase stock in the surviving or acquiring corporation in the transaction; or (iii) outstanding options may be exercised with a 30-day period prior to the consummation of the transaction, at which time they will automatically expire, and the Board may accelerate the time frame for exercise of all options in full. Shares subject to options granted under the 1996 Plan that have lapsed or terminated may again be made subject to options granted under the 1996 Plan. Following termination of employment by the Company other than for cause, resignation, retirement, disability or death, an option holder has three months within which to exercise his options before the options will automatically expire.

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

     Each Independent Director is awarded shares of Common Stock (the "Annual Award") on an annual basis each time he or she is elected to the Board (or, if directors are elected to serve terms longer than one year, as of the date of each annual shareholders' meeting during that term). The number of shares awarded in the Annual Award is equivalent to the result of $20,000 divided by the fair market value of a share on the date of the award, rounded to the nearest 100 shares (or a fraction thereof if the Independent Director is elected or appointed to the Board at any time other than at the annual meeting of shareholders). Shares issued pursuant to an Annual Award vest in full on the day prior to the next annual meeting of shareholders subsequent to the date on which the Annual Award was granted. If any share awarded under the Director Plan is forfeited, such share will again be available for purposes of the Director Plan. Unless earlier suspended or terminated by the Board, the Director Plan will continue in effect until the earlier of: (i) ten years from the date on which it is adopted by the Board and (ii) the date on which all shares available for issuance under the Director Plan have been issued.

     Prior Plans. The Company's 1993 Stock Option Plan, 1994 Combined Incentive and Nonqualified Stock Option Plan, and 1995 Combined Incentive and Nonqualified Stock Option Plan (the "Prior Plans"), provided for the award of ISOs to key employees and the award of NSOs to employees and certain non-employees who have important relationships with the Company. The Company reserved 228,938 and 435,000 authorized but unissued shares for issuance under the 1993 and 1994 plans, respectively, upon adoption of these plans, and in September 1995 reserved an additional 625,000 shares for issuance under the 1993 plan. As of December 31, 1997, options to purchase an aggregate of 625,264 shares of Common Stock remained outstanding under these plans. The Company granted no options under the 1995 plan. The Company does not intend to grant any additional options to purchase shares of Common Stock under the Prior Plans, and expects to terminate the Prior Plans effective immediately following the issuance of the shares of Common Stock subject to the outstanding grants thereunder.

     Warrant Exercise Bonus Plan. The Board of Directors has approved a bonus plan as an incentive to senior management to achieve the exercise of the Public Warrants. Pursuant to this plan, the Company may distribute an aggregate of $250,000 to senior management upon the successful completion of the exercise of the Public Warrants. See "Item 5 - Market for Registrant's Common Stock and Related Shareholder Matters" and Note 7 of Notes to Financial Statements.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 20, 1998 by (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock ("Principal Shareholder"); (ii) each of the Company's directors; (iii) the Named Executives; and (iv) all executive officers and directors of the Company as a group.

                                                                                 Percentage of
Name and Address of Beneficial Owner                 Number of  Shares          Common Stock (2)
------------------------------------                 -----------------         -----------------

Mellon Bank Corporation (3)                                    685,250                     11.5%
One Mellon Bank Center
Pittsburgh, PA  15258

Richard F. Rutkowski (4)                                       351,992                      5.6%
c/o Microvision, Inc.
2203 Airport Way South, Suite 100
Seattle, WA 98134

George M. Galpin (5)                                           305,750                      5.0%
20 West Dayton, Suite D-5
Edmonds, WA 98020

Stephen R. Willey (6)                                          281,510                      4.6%
c/o Microvision, Inc.
2203 Airport Way South, Suite 100
Seattle, WA 98134

Walter J. Lack                                                 213,537                      3.6%
10100 Santa Monica Blvd., 16th Floor
Los Angeles, CA 90067

Richard A. Raisig (7)                                           62,821                      1.0%
c/o Microvision, Inc.
2203 Airport Way South, Suite 100
Seattle, WA 98134

Robert A. Ratliffe                                              12,650                       *
2300 Carillon Point
Kirkland, WA 98033

Jacob Brouwer                                                    6,400                       *
1200 West Pender Street, Suite 1200
Vancouver, B.C. VGE 259
Canada
Richard A. Cowell                                                6,400                       *
c/o Booz, Allen & Hamilton
4301 N. Fairfax Drive, Suite 200
Arlington, VA 22203

All executive officers and
 directors as a group (7 persons)                              939,770                     14.2%

--------------

*    Less than 1% of the outstanding shares of Common Stock.

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days are treated as outstanding for determining the amount and percentage of Common Stock owned by such individual. To the Company's knowledge, except as noted, each person has sole voting and sole investment power with respect to the shares shown, subject to community property laws, where applicable.

(2) Rounded to the nearest 1/10th of one percent, based on 5,949,256 shares of Common Stock outstanding at February 28, 1998, assuming no exercise of the Public Warrants, the Representatives' Warrants, or any other outstanding options or warrants.

(3) Mellon Bank filed a Schedule 13G reporting beneficial ownership of more than 5% of the Company's stock on or about December 10, 1997. According to the filing, Mellon Bank had sole dispositive power over 695,000 shares and shared dispositive power over 250 shares of Common Stock.

(4)  Includes 351,517 shares issuable upon exercise of options.

(5) Mr. Galpin filed a Schedule 13D reporting his beneficial ownership of more than 5% of the Company's Common Stock on or about March 22, 1997. According to the filing, Mr. Galpin had sole voting power over 236,500 share (including 187,000 shares underlying Public Warrants); shared voting power over 43,250 shares; sole dispositive power over 236,500 share (including 187,000 shares underlying Public Warrants); and shared dispositive power over 69,250 shares (including 14,500 shares underlying warrants).

(6)  Includes 278,125 shares issuable upon exercise of options and Public
     Warrants.

(7)  Includes 61,656 shares issuable upon exercise of options.

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

     The Company was founded and promoted by Times Holding Limited; Sisley Enterprises S.A.; Yokohama Enterprises, Inc.; George Hatch; the Hunter Family Trust No.2; Caisey Harlingten; Ronetna Limited; and Dunbrody International, Ltd. (each individually, a "Promoter" and all, collectively, the "Promoters"). In July 1993, an aggregate of 1,893,750 shares of Common Stock were issued by the Company to the Promoters for an aggregate purchase price of $212,100. On May 28, 1996, the Company repurchased 859,375 shares of Common Stock from the Promoters. Consideration for such purchase included the cancellation of promissory notes from the Promoters in an aggregate principal amount of $66,600 and the reduction in the exercise price of warrants previously granted to them, which were subsequently exercised, to purchase 96,875 shares of Common Stock from $0.80 to zero.

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

     Between October 1995 and April 1996, salary payable to Stephen R. Willey, Executive Vice President and a Director of the Company, in the aggregate amount of $36,667 was paid directly to an affiliate of Mr. Willey.

     In February 1996, Walter J. Lack, a director of the Company, purchased 15,625 shares of the Company's Series A Preferred Stock for $75,000 in cash. In June 1996, the Company issued 833 shares of common stock to Mr. Lack upon the exercise of certain warrants issued thereto as compensation for consulting services provided by Mr. Lack to the Company.

     In early July 1996, the Company issued $750,000 in aggregate principal amount of its 7% Notes to six investors raising net proceeds of $707,500 for the Company's immediate operating requirements and for payment of certain expenses incurred in connection with its initial public offering. The 7% Notes were convertible or redeemable at the option of the holder at any time 90 days after the date of the final prospectus issued in connection with the Company's initial public offering. The 7% Notes bore interest at the rate of 7% per annum, payable semiannually in arrears on December 15 and June15, and were to mature on July 10, 1997. The 7% Notes were subordinate to all future senior indebtedness of the Company. Walter J. Lack, a director of the Company, purchased $250,000 in principal amount of the 7% Notes. In December 1996, Mr. Lack redeemed the 7% notes in full and, pursuant to the terms of the 7% notes, was issued 15,000 shares of Common Stock. The remaining 7% Notes were redeemed in November and December 1996. See Note 6 of Notes to Financial Statements.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

3.1 Amended and Restated Articles of Incorporation of Microvision, Inc., as filed on August 14, 1996 with the Secretary of State of the State of Washington*
3.2    Amended and Restated Bylaws of Microvision, Inc.*
4.1    Form of specimen certificate for Common Stock*
4.2    Form of Warrant for purchase of Common Stock*
4.3    Warrant Agreement*
4.4    Form of Representatives' Warrant for purchase of Units*
10.1 Project I Research Agreement between The University of Washington and the Washington Technology Center and the H. Group, dated June 10, 1993*
10.2 Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993*
10.3 Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993 *+
10.4 Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993 *+
10.5 Employment Agreement between Microvision, Inc., and Richard F. Rutkowski, effective October 1, 1997
10.6 Employment Agreement between Microvision, Inc., and Stephen R. Willey, dated May 1, 1996*
10.7   1993 Stock Option Plan*
10.8   1994 Combined Incentive and Nonqualified Stock Option Plan*
10.9   1995 Combined Incentive and Nonqualified Stock Option Plan*
10.10  1996 Stock Option Plan, as amended**
10.11  1996 Independent Director Stock Plan, as amended
10.12 Office Lease Agreement by and between David A. Sabey and Sandra L. Sabey and Microvision, Inc., dated December 22, 1995, as amended on January 26, 1996*
10.13  Form of Director Indemnification Agreement*
10.14 Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994*
10.15 Second Amendment of Office Lease Agreement between the City of Seattle and Microvision, Inc., dated February 26, 1997***
10.16 Third Amendment of Office Lease Agreement between the City of Seattle and Microvision, Inc., dated November 13, 1997
10.17 Form of Office Lease between the City of Seattle and Microvision, Inc., dated December 1, 1997, relating to Suites 110 and 205 of office building located at 2203 Airport Way South, Seattle, Washington
10.18 Employment Agreement between Microvision, Inc., and Richard A. Raisig, effective October 1, 1997
11     Computation of Pro Forma Loss Per Share
23     Consent of Price Waterhouse LLP
27     Financial Data Schedule

--------------
* Incorporated by reference to the Company's Form SB-2 Registration Statement, Registration No. 333-5276-LA.

** Incorporated by reference to the Company's Post-Effective Amendment No. 2 on Form SB-2 Registration Statement, Registration No. 333-5276-LA.

*** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, Registration No. 0-21221.

+    Subject to confidential treatment.

     (b)  Reports on Form 8-K.

     Not applicable.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MICROVISION, INC.


Date: March 31, 1998              By RICHARD F. RUTKOWSKI
                                     -------------------------------------------
                                     Richard F. Rutkowski
                                     President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 31, 1998.

Signature                                                 Title
---------                                                 -----

RICHARD F. RUTKOWSKI             Chief Executive Officer, President and Director
-----------------------------    (Principal Executive Officer)
Richard F. Rutkowski


STEPHEN R. WILLEY                Executive Vice President and Director
-----------------------------
Stephen R. Willey


RICHARD A. RAISIG                Chief Financial Officer and Vice President,
-----------------------------    Operations and Director
Richard A. Raisig                (Principal Financial and Accounting Officer)


                                 Director
-----------------------------
Walter J. Lack


ROBERT A. RATLIFFE               Director
-----------------------------
Robert A. Ratliffe


JACOB BROUWER                    Director
-----------------------------
Jacob Brouwer


                                 Director
-----------------------------
Richard A. Cowell

                                   Exhibit 11

                       Computation of net loss per share


In February 1997, Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128) was issued. This pronouncement modifies the calculation and disclosure of earnings (loss) per share (EPS) and was adopted by the Company in its financial statements for the year ended December 31, 1997. The following discloses the loss per share calculations in accordance with the provisions of SFAS 128.

                                                      Year ended December 31,
                                                        1997            1996
                                                      ----------     -------

Weighted-average number of shares outstanding for
use in computing loss per share                       5,806,200       3,832,000
                                                      =========     ===========

Weighted-average number of shares outstanding for
use in computing loss per share assuming dilution     5,806,200       3,832,000
                                                      =========     ============

Net loss                                            $(4,945,000)    $(3,456,600)
                                                    ============    ============

Net loss per common share                                $(0.85)        $ (0.90)
                                                    ============    ============

Net loss per common share assuming dilution              $(0.85)        $ (0.90)
                                                    ============    ============