Form 10QSB
period 1998-03-31
MICROVISION INC
filed 1998-05-15
CIK 65770

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                  For the quarterly period ended March 31, 1998

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
                    (Address of Principal Executive Offices)

         Issuer's telephone number, including area code: (206) 623-7055

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1998, 5,952,631 shares of the Company's common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes       No   X
                                                               -----    -----

                                     PART I
                              FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1 - Financial Statements

         Balance Sheet at March 31, 1998 and December 31, 1997                 3

         Statement of Operations for the three months ended                    4
         March 31, 1998 and 1997

         Statement of Cash Flows and Statement of Comprehensive                5
         Income for the three months ended March 31, 1998 and 1997

         Notes to Financial Statements                                         6

Item 2 - Management's Discussion and Analysis of Financial Condition           7
         and Results of Operations

                               MICROVISION, INC.

                                 Balance Sheet

                                                               March 31,               December 31,
                                                                    1998                       1997
                                                            ------------               ------------
ASSETS
Current assets
   Cash and cash equivalents                                $  2,698,500               $  5,049,200
   Investment securities available-for-sale                    3,837,700                  3,792,000
   Accounts receivable, net                                    2,662,900                    150,000
   Costs and estimated earnings in excess of
      billings on uncompleted contracts                          273,500                    843,800
   Other current assets                                          100,900                    113,100
                                                            ------------               ------------
      Total current assets                                     9,573,500                  9,948,100

Property and equipment, net                                    1,034,700                    772,700
Other assets                                                      20,000                     20,000
                                                            ------------               ------------
                                                            $ 10,628,200               $ 10,740,800
                                                            ============               ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                         $    828,400               $    768,200
   Accrued liabilities                                           710,800                    715,900
   Billings in excess of costs and estimated earnings
      on uncompleted contracts                                   690,400                          -
   Current portion of capital lease obligations                   40,200                     22,700
                                                            ------------               ------------
      Total current liabilities                                2,269,800                  1,506,800
                                                            ------------               ------------

Capital lease obligations, net of current portion                128,800                     69,600
                                                            ------------               ------------

Shareholders' Equity
   Common stock                                               25,502,000                 25,375,300
   Deferred compensation                                        (542,800)                  (701,200)
   Unrealized holding loss on investment securities               (4,600)                    (1,200)
   Accumulated deficit                                       (16,725,000)               (15,508,500)
                                                            ------------               ------------
      Total shareholders' equity                               8,229,600                  9,164,400
                                                            ------------               ------------
                                                            $ 10,628,200               $ 10,740,800
                                                            ============               ============

See accompanying notes to financial statements.

                               MICROVISION, INC.

                            Statement of Operations

                                                                 Three months ended March 31,
                                                            ---------------------------------------
                                                                    1998                       1997
                                                            ------------               ------------
Contract revenue                                            $  1,708,200               $          -
                                                            ------------               ------------

Research and development expense                               1,859,300                    649,700
Marketing, general and
   administrative expense                                      1,168,800                    680,300
                                                            ------------               ------------
        Total expenses                                         3,028,100                  1,330,000

Loss from operations                                          (1,319,900)                (1,330,000)

Interest income                                                  107,400                    172,000
Interest expense                                                  (4,000)                      (700)
                                                            ------------               ------------

Net loss                                                    $ (1,216,500)              $ (1,158,700)
                                                            ============               ============

Net loss per share                                          $      (0.20)              $      (0.20)
                                                            ============               ============

Weighted average shares outstanding                            5,945,000                  5,778,900
                                                            ============               ============

Net loss per share assuming dilution                        $      (0.20)              $      (0.20)
                                                            ============               ============

Weighted average shares outstanding
   assuming dilution                                           5,945,000                  5,778,900
                                                            ============               ============


See accompanying notes to financial statements.

                               MICROVISION, INC.

                            Statement of Cash Flows

                                                                  Three Months Ended March 31
                                                            ---------------------------------------
                                                                    1998                       1997
                                                            ------------               ------------
Cash flows from operating activities
   Net loss                                                 $ (1,216,500)              $ (1,158,700)
   Adjustments to net cash used in operations:
       Depreciation and write-off of fixed assets                 84,900                      5,600
       Non-cash expenses related to issuance of stock,
           warrants and options and deferred compensation        159,200                     21,800
      Unrealized holding loss on investment securities            (3,400)                         -
        Changes in:
            Accounts receivable                               (2,512,900)                    25,000
            Costs and expenses in excess of billings             570,300                          -
            Other current assets                                  12,200                     13,500
            Other assets                                               -                     18,300
            Accounts payable                                      60,200                     73,100
            Accrued liabilities                                   (5,100)                  (178,500)
            Billings in excess of costs and expenses             690,400                          -
                                                            ------------               ------------
         Net cash used in operating activities                (2,160,700)                (1,179,900)
                                                            ------------               ------------

Cash flows from investing activities:
     Purchases of investment securities, net                     (45,700)                         -
     Purchases of property and equipment                        (265,800)                   (76,500)
                                                            ------------               ------------
     Net cash used in investing activities                      (311,500)                   (76,500)
                                                            ------------               ------------

Cash flows from financing activities:
     Principal payments on capital leases                         (4,400)                         -
     Issuance of common stock                                    125,900                     26,300
                                                            ------------               ------------
        Net cash provided by financing activities                121,500                     26,300
                                                            ------------               ------------

Net decrease in cash and cash equivalents                     (2,350,700)                (1,230,100)
Cash and cash equivalents at beginning of period               5,049,200                 14,265,800
                                                            ------------               ------------
Cash and cash equivalents at end of period                   $ 2,698,500               $ 13,035,700
                                                            ============               ============


                               MICROVISION, INC.
                       Statement of Comprehensive Income


                                                                      Three months ended March 31,
                                                            ---------------------------------------
                                                                    1998                       1997
                                                            ------------               ------------

Net loss                                                    $ (1,216,500)              $ (1,158,700)
Other comprehensive loss:
   Unrealized loss on investment securities
      available-for-sale                                          (3,400)                         -
                                                            ------------               ------------
Comprehensive loss                                          $ (1,219,900)              $ (1,158,700)
                                                            ============               ============

See accompanying notes to financial statements.

                                MICROVISION, INC.
                          Notes to Financial Statements
                                 March 31, 1998

Management's Statement

     The accompanying unaudited financial statements of Microvision, Inc. (the "Company") at March 31, 1998 and December 31, 1997 and for the three month periods ended March 31, 1998 and March 31, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the audited financial statements of the Company for the twelve month period ended December 31, 1997. These statements include all adjustments (consisting only of normal recurring accruals) that, in the opinion of the Company's management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The interim results are not necessarily indicative of results that may be expected for a full year and should be read in conjunction with the MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS set forth herein and with the Company's audited financial statements for the year ended December 31, 1997, which are included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

Computation of Earnings (Loss) per Share

     Net loss per share and net loss per share assuming dilution information is computed using the weighted average number of shares of common stock outstanding during each period in which the Company reports a loss. Common equivalent shares issuable upon the exercise of outstanding options and warrants to purchase shares of the Company's common stock (using the treasury stock method) are not included in the calculation of the net loss per share and net loss per share assuming dilution because the effect of their inclusion is anti-dilutive.

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such statements are inherently subject to risks and uncertainties as further described herein and in the "Considerations Related to the Company's Business" section of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, as filed with the Securities and Exchange Commission. The Company's actual results may differ materially from the results projected in the forward-looking statements.

Overview

     The Company commenced operations in May 1993 to develop and commercialize technology for displaying images and information onto the retina of the viewer's eye. In 1993, the Company acquired an exclusive license (the "Exclusive License") to the Virtual Retinal Display(TM) technology ("VRD"(TM)) from the University of Washington ("UW") and entered into a research agreement (the "Research Agreement") with the University of Washington to further develop the VRD technology. The Company was in the development stage as of and for the period ended December 31, 1996. In connection with its development activities, the Company incurred costs to incorporate and establish its business activities as well as develop and market VRD technology. As of December 31, 1997, the Company is no longer considered a development stage enterprise. Since the completion of its initial public offering in August 1996, the Company also has established and equipped its own in-house laboratory for the continuing development of the VRD technology and has transferred the core research and development work from the HIT Lab to the Company. The Company has incurred substantial losses since its inception and expects to continue to incur significant operating losses over the next several years.

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

     To date, the Company's revenues have been derived generally from cooperative development projects and government contracts. Revenues from sales of products may not occur for several years.

     The Company currently has several prototype versions of the VRD including monochromatic and color portable units and a full-color bench-top model. The Company plans to continue funding prototype and demonstration versions of products incorporating the VRD technology throughout 1998. Future revenues, profits and cash flow, and the Company's ability to achieve its strategic objectives as described herein will depend upon a number of factors, including acceptance of the VRD technology by various industries and OEMs, market acceptance of products incorporating the VRD technology and the technical performance of such products. Additionally, the Company must be able to attract, retain and motivate qualified technical and management personnel and anticipate and adapt to a rapidly changing, competitive market for information display technologies.

Plan of Operation

     The Company intends to continue entering into strategic co-development relationships with systems and equipment manufacturers to pursue the development of commercial products incorporating VRD technology. The Company continues to identify, assess and pursue various market and product opportunities available to the Company for the commercialization of the VRD technology and to identify and evaluate potential co-development partners. The Company plans to continue to expand its sales and marketing staff in support of its objective of commercializing the VRD technology.

     The Company also plans to continue investing in ongoing innovation and improvements to the VRD technology, including the development of component technology and additional prototypes, as well as design of subsystems and products. The Company has established, staffed, and equipped an in-house laboratory to support VRD technology development and product development engineering associated with current cooperative development projects and future cooperative development projects, which the Company expects to receive. The Company plans to continue hiring technical personnel to achieve the Company's technology development objectives and to continue performing on the Company's development contracts.

Results of Operations

     As of December 31, 1997, the Company was no longer considered a development stage company. As of March 31, 1998, the Company had an accumulated deficit since inception of $16.7 million. The Company expects to continue and to increase expenditures in research and development as well as in sales, marketing and administration as it continues to focus its efforts on further development and refinement of the VRD technology and as it continues to pursue commercialization of the VRD technology.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED
TO THREE MONTHS ENDED MARCH 31, 1997

     Revenue in the three months ended March 31, 1998 increased $1,708,200 from none in the comparable period in 1997. The revenue for the period ended March 31, 1998 was derived from contracts into which the Company entered during both 1997 and the current period.

     Research and development expenses in the three months ended March 31, 1998 increased $1,209,600 or 186% to $1,859,300 from $649,700 in the comparable period in 1997. In the period ended March 31, 1997, the Company made a payment of $320,800 to the University of Washington pursuant to the Research Agreement. The balance of the expenses of $1,859,300 and $328,900 in the periods ended March 31, 1998 and 1997, respectively, were incurred directly by the Company in part to further develop the VRD technology.

     The increase in research and development expenses of $1,209,600 for the quarter ended March 31, 1998 over the comparable period in 1997 reflects continued implementation of the Company's operating plan, which calls for building its technical staff; supporting activities to further develop the Company's technology; establishing and equipping its own laboratory; and performing work in support of the Company's sales and marketing activities related to the commercialization of the VRD technology. The increase also includes increased costs incurred in the performance of contracts.

     In 1997, the Company made the final payment due under its Research Agreement with the University of Washington, which resulted in the Company now having paid in full the $5.1 million license fee due under its Exclusive License for the VRD technology. In September 1997, the Company and the UW agreed to extend the term of the Research Agreement from October 31, 1997 to March 31, 1998 at no additional cost to the Company. In March 1998, the Company and the UW agreed to extend the term of the Research Agreement from March 31, 1998 to December 31, 1998, at no additional cost to the Company. The extension is expected to enable the UW to complete performance of certain research activities under the Research Agreement.

     The Company expects its research and development expenses to increase in the future over prior periods. In addition to costs associated with performing on contracts, the Company plans to continue to build its technical staff and research capabilities in support of current and future contracts; to expand internal research and development activities; to increase technical support of sales and marketing efforts; and to prepare for performing on future contracts relating to the commercialization of the VRD technology.

     Marketing, general and administrative expenses in the three months ended March 31, 1998 increased $488,500 or 72% to $1,168,800 from $680,300 in the comparable period in 1997. The increase includes increased aggregate compensation and associated support costs for employees including those employed at March 31, 1997 and those hired subsequent to that date in sales and marketing and in administration. The Company expects marketing, general and administrative expenses to increase in future periods as the Company makes additional investments in sales and marketing activities to promote its VRD technology and anticipated products and as it adds to its sales and marketing and administrative staff and increases the level of corporate and administrative activity.

     Net interest income in the three months ended March 31, 1998 was $103,400 compared to net interest income of $171,300 in the comparable period of 1997. This decrease was due to lower average cash balances in the three months ended March 31, 1998, representing the remaining net proceeds received by the Company from its initial public offering in August 1996.

     In January 1998, the Company received a $1 million contract from the U.S. Army's Battle Command Battle Lab to build a prototype head worn display to replace the desktop monitor at workstations within its tactical operations center in Leavenworth, Kansas. In February, the Company announced the award of a Small Business Innovation Research (SBIR) contract from the United States Army to initiate the development of a full-color, high-definition head mounted display to present visual imagery to helicopter pilots in an operational flight simulator. In March, the Company announced an agreement to extend and broaden its commercial development program with Saab AB, in collaboration with Ericcson Saab Avionics AB, to develop the next generation high-resolution, helmet mounted display technology for use in advanced aircraft display systems. The joint effort will test and evaluate the VRD technology's safety and durability to severe environmental specifications of the military cockpit, which is a key step toward commercial production.

     Subsequent to the end of the quarter, the Company delivered an advanced helmet mounted display demonstrator for fighter aircraft to a large international avionics company customer. The Company retrofitted the binocular helmet mounted display by replacing the pair of miniature Cathode Ray Tubes
(CRT) now in use in the customer's systems, with the Company's patented VRD technology. The unique advantages of the VRD technology, which include increased brightness and contrast, high levels of resolution and lower power consumption, are critical performance and safety factors associated with helmet worn systems in the jet fighter cockpit environment. Also subsequent to the end of the period, the Company announced that it had expanded its intellectual property portfolio with the issuance of four new patents. The Company also announced that the number of pending applications had increased to eleven and that it expects to file in excess of 20 new patent applications in 1998.


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

     At March 31, 1998 the Company's combined cash and cash equivalents and investment securities available-for-sale balance was $6.5 million. The Company believes that these funds together with revenue earned on contracts will satisfy its budgeted cash requirements for at least the next twelve months based on the Company's current operating plan. Actual expenses, however, may exceed the amounts budgeted, and will depend, in part, on the opportunities that arise for commercialization of the VRD technology. The Company may require additional capital earlier to develop products, to respond to competitive pressures, or to meet unanticipated development difficulties. There can be no assurance that any additional financing will be available when needed or, if available, on terms satisfactory to the Company.

     The Company's future expenditures and capital requirements will depend on numerous factors, including the progress of its research and development program, the progress in its commercialization activities, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments and the ability of the Company to establish cooperative development, joint venture and licensing arrangements. If the Company is successful in establishing co-development and joint venture arrangements, it is expected that the Company's partners would fund certain non-recurring engineering costs for product development. Nevertheless, the Company expects its cash requirements to increase significantly each year as it expands its operations.

                                     Part II
                                OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes In Securities and Use of Proceeds

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits

              10. Letter dated March 27, 1998 extending the term of the Research Agreement between the University of Washington and Microvision, Inc.

              11. Computation of Net Loss Per Share and Net Loss Per Share Assuming Dilution

              27.   Financial Data Schedule

          b.  Reports on Form 8-K

              During the quarterly period ended March 31, 1998, the Company filed no Current Reports on Form 8-K with the Commission.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MICROVISION, INC.



Date: May 15, 1998                  RICHARD F. RUTKOWSKI
                                    --------------------------------------------
                                    Richard F. Rutkowski
                                    President, Chief Executive Officer
                                    (Principal Executive Officer)


Date: May 15, 1998                  RICHARD A. RAISIG
                                    --------------------------------------------
                                    Richard A. Raisig
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number     Description

10 Letter dated March 27, 1998 extending the term of the Research Agreement between the University of Washington and Microvision, Inc.

11         Computation of  Net Loss Per Share and Net Loss Per Share Assuming
           Dilution

27         Financial Data Schedule