Form 10QSB
period 1998-06-30
MICROVISION INC
filed 1998-08-14
CIK 65770

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                  For the quarterly period ended June 30, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____ _____

As of June 30, 1998, 6,006,826 shares of the Company's common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format: Yes     No  X
                                                   ---    ---

                                     PART I
                              FINANCIAL INFORMATION

                                                                            Page
Item 1 - Financial Statements
         Balance Sheet at June 30, 1998 and December 31, 1997                  3

         Statement of Operations for the three and six months ended            4
         June 30, 1998 and 1997

         Statement of Cash Flows for the six months ended                      5
         June 30, 1998 and 1997

         Statement of Comprehensive Income for the three months and six        6
         months ended June 30, 1998 and 1997

         Notes to Financial Statements                                         7


Item 2 - Management's Discussion and Analysis of Financial Condition           8
         and Results of Operations

                                MICROVISION, INC.

                                  Balance Sheet


                                                               June 30,                December 31,
                                                                   1998                       1997
                                                         --------------             --------------
ASSETS
Current assets
   Cash and cash equivalents                             $    4,085,800             $    5,049,200
   Investment securities available-for-sale                   1,795,300                  3,792,000
   Accounts receivable, net                                   1,330,900                    150,000
   Costs and estimated earnings in excess of
      billings on uncompleted contracts                         734,300                    843,800
   Other current assets                                          80,600                    113,100
                                                         --------------             --------------
      Total current assets                                    8,026,900                  9,948,100

Property and equipment, net                                   1,327,100                    772,700
Other assets                                                     44,100                     20,000
                                                         --------------             --------------
                                                         $    9,398,100             $   10,740,800
                                                         ==============             ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                      $    1,235,300             $      768,200
   Accrued liabilities                                        1,305,500                    715,900
   Billings in excess of costs and estimated earnings
      on uncompleted contracts                                  251,900                          -
   Current portion of capital lease obligations                  85,000                     22,700
                                                         --------------             --------------
      Total current liabilities                               2,877,700                  1,506,800
                                                         --------------             --------------

Capital lease obligations, net of current portion               224,300                     69,600
                                                         --------------             --------------
Shareholders' Equity
   Common stock                                              25,553,300                 25,375,300
   Deferred compensation                                       (384,300)                  (701,200)
   Unrealized holding loss on investment securities              (4,700)                    (1,200)
   Accumulated deficit                                      (18,868,200)               (15,508,500)
                                                         --------------             --------------
      Total shareholders' equity                              6,296,100                  9,164,400
                                                         --------------             --------------
                                                         $    9,398,100             $   10,740,800
                                                         ==============             ==============


See accompanying notes to financial statements.


                                MICROVISION, INC.

                             Statement of Operations



                                                   Three Months Ended June 30,                     Six Months Ended June 30,
                                               ---------------------------------             ----------------------------------
                                                   1998                 1997                     1998                  1997
                                               ------------         ------------             -------------        -------------

Contract revenue                               $  2,055,900         $    102,200             $   3,764,100        $     102,200
                                               ------------         ------------             -------------        -------------

Research and development expense                  2,926,500              933,700                 4,785,800            1,583,400
Marketing, general and
   administrative expense                         1,345,800              726,900                 2,514,600            1,407,200
                                               ------------         ------------             -------------        -------------
        Total expenses                            4,272,300            1,660,600                 7,300,400            2,990,600
                                               ------------         ------------             -------------        -------------

Loss from operations                             (2,216,400)          (1,558,400)               (3,536,300)          (2,888,400)

Other income                                              -              222,500                         -              222,500
Interest income                                      82,100              161,100                   189,500              333,100
Interest expense                                     (8,900)                (600)                  (12,900)              (1,300)
                                               ------------         ------------             -------------        -------------

Net loss                                       $ (2,143,200)        $ (1,175,400)            $  (3,359,700)       %  (2,334,100)
                                               ============         ============             =============        =============

Net loss per share                             $      (0.36)        $      (0.20)            $       (0.56)       $       (0.40)
                                               ============         ============             =============        =============

Weighted average shares outstanding               5,964,700            5,782,200                 5,954,900            5,780,600
                                               ============         ============             =============        =============

Net loss per share assuming dilution           $       0.36         $      (0.20)            $       (0.56)       $       (0.40)
                                               ============         ============             =============        =============

Weighted average shares outstanding
   assuming dilution                              5,964,700            5,782,200                 5,954,900            5,780,600
                                               ============         ============             =============        =============


See accompanying notes to financial statements.


                               MICROVISION, INC.

                            Statement of Cash Flows


                                                                 Six Months Ended June 30,
                                                            ---------------------------------
                                                                1998                1997
                                                            ------------         ------------

Cash flows from operating activities
   Net loss                                                 $ (3,359,700)        $ (2,334,100)
   Adjustments to net cash used in operations:
       Depreciation and write-off of fixed assets                207,200               45,900
       Non-cash expenses related to issuance of stock,
           warrants and options and deferred compensation        317,700               49,900
      Unrealized holding loss on investment securities            (3,500)                   -
        Changes in:
            Accounts receivable                               (1,180,900)             (49,300)
            Costs and expenses in excess of billings             109,500                    -
            Other current assets                                  32,500              (48,700)
            Other assets                                         (24,100)              18,000
            Accounts payable                                     467,100               12,000
            Accrued liabilities                                  589,600             (288,000)
            Billings in excess of costs and expenses             251,900                   -
                                                            ------------         ------------
         Net cash used in operating activities                (2,592,700)          (2,594,300)
                                                            ------------         ------------

Cash flows from investing activities:
     Purchases of investment securities, net                   1,996,700                    -
     Purchases of property and equipment                        (525,100)            (234,400)
                                                            ------------         ------------
     Net cash used in investing activities                     1,471,600             (234,400)
                                                            ------------         ------------

Cash flows from financing activities:
     Principal payments on capital leases                        (19,500)                   -
     Issuance of common stock                                    177,200               26,300
                                                            ------------         ------------
        Net cash provided by financing activities                157,700               26,300
                                                            ------------         ------------

Net decrease in cash and cash equivalents                       (963,400)          (2,802,400)
Cash and cash equivalents at beginning of period               5,049,200           14,265,800
                                                            ------------         ------------
Cash and cash equivalents at end of period                  $  4,085,800         $ 11,463,400
                                                            ============         ============


See accompanying notes to financial statements.

                                MICROVISION, INC.

                        Statement of Comprehensive Income







                                                    Three months ended June 30,                 Six Months Ended June 30,
                                                 --------------------------------           -------------------------------
                                                     1998                 1997                   1998               1997
                                                 ------------        ------------           ------------       ------------

Net loss                                         $ (2,143,200)       $ (1,175,400)          $ (3,359,700)      $ (2,334,100)
Other comprehensive loss:
   Unrealized loss on investment securities
      available-for-sale                                 (100)                  -                 (3,500)                 -
                                                 ------------        ------------           ------------       ------------
Comprehensive loss                               $ (2,143,300)       $ (1,175,400)          $ (3,363,200)      $ (2,334,100)
                                                 ============        ============           ============       ============


See accompanying notes to financial statements.



                                MICROVISION, INC.
                          Notes to Financial Statements
                                  June 30, 1998

Management's Statement

     The accompanying unaudited financial statements of Microvision, Inc. (the "Company") at June 30, 1998 and December 31, 1997 and for the periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the audited financial statements of the Company for the twelve month period ended December 31, 1997. These statements include all adjustments (consisting only of normal recurring accruals) that, in the opinion of the Company's management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The interim results are not necessarily indicative of results that may be expected for a full year and should be read in conjunction with MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS set forth herein and with the Company's audited financial statements for the year ended December 31, 1997, which are included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

     Computation of Net Loss Per Share

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

Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements The information set forth in this Item 2 contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such statements are inherently subject to risks and uncertainties as further described herein and in the "Considerations Related to the Company's Business" section of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, as filed with the Securities and Exchange Commission. The Company's actual results may differ materially from the results projected in the forward-looking statements.

Overview

     The Company commenced operations in May 1993 to develop and commercialize technology for displaying images and information onto the retina of the viewer's eye. In 1993, the Company acquired an exclusive license (the "Exclusive License") to the Virtual Retinal Display(TM) technology ("VRD"(TM)) from the University of Washington ("UW") and entered into a research agreement (the "Research Agreement") with the University of Washington to further develop the VRD technology. The Company was in the development stage as of and for the period ended December 31, 1996. In connection with its development activities, the Company incurred costs to incorporate and establish its business activities as well as develop and market VRD technology. As of December 31, 1997, the Company was no longer considered a development stage enterprise. Since the completion of its initial public offering in August 1996, the Company also has established and equipped its own in-house laboratory for the continuing development of the VRD technology and has transferred the core research and development work from the University of Washington's Human Interface Technology Lab to the Company. The Company has incurred substantial losses since its inception and expects to continue to incur significant operating losses over the next several years.

     The Company's objective is to be a leading provider of personal display products and imaging technology in a broad range of professional and consumer applications. The Company expects to achieve this objective and to generate revenues through a combination of the following activities: technology licensing to original equipment manufacturers ("OEMs") of consumer electronics products; provision of engineering services associated with cooperative product development arrangements and research contracts; and the manufacture and sale of high-performance personal display products to professional users, directly, and through OEMs and through joint ventures.

     The Company is in discussions with systems and equipment manufacturers in the defense and wireless communications, computing, and commercial and consumer electronics industries. The Company expects to work with certain of these manufacturers to develop or co-develop specific products that the Company believes to be the most commercially viable.

     To date, the Company's revenues have been derived generally from development contracts with both commercial and government customers. Revenues from sales of products may not occur for several years.

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

Results of Operations

     The Company's revenues have been derived generally from development contracts with both commercial and government customers. As of June 30, 1998, the Company had an accumulated deficit since inception of $18.9 million. The Company expects to continue and to increase expenditures in research and development as well as in sales, marketing and administration as it continues to focus its efforts on further development and refinement of the VRD technology and as it continues to pursue commercialization of the VRD technology.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED
TO THREE MONTHS ENDED JUNE 30, 1997

     Revenue in the three months ended June 30, 1998 increased $1,953,700 to $2,055,900 or 1,912% from $102,200 in the comparable period in 1997. The revenue for the period ended June 30, 1998 was derived from contracts into which the Company entered during both 1997 and the current year.

     Research and development expenses in the three months ended June 30, 1998 increased $1,992,800 or 213% to $2,926,500 from $933,700 in the comparable period in 1997. In the period ended June 30, 1997, the Company made a payment of $320,800 to the University of Washington pursuant to the Research Agreement. The balance of the expenses of $2,926,500 and $612,900 in the periods ended June 30, 1998 and 1997, respectively, were incurred directly by the Company in part to further develop the VRD technology.

     The increase in research and development expenses of $1,992,800 for the quarter ended June 30, 1998 over the comparable period in 1997 reflects continued implementation of the Company's operating plan, which calls for building its technical staff, supporting activities to further develop the Company's technology, establishing and equipping its own in-house laboratories, and performing work in support of the Company's sales and marketing activities related to the commercialization of the VRD technology. The increase also includes increased costs incurred in the performance of contracts.

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

     The Company expects its research and development expenses to increase in the future over prior periods. In addition to costs associated with performing on contracts, the Company plans to continue to build its technical staff and research capabilities in support of current and future contracts, to expand internal research and development activities, to increase technical support of sales and marketing efforts, and to prepare for performing on future contracts relating to the commercialization of the VRD technology.

     Marketing, general and administrative expenses in the three months ended June 30, 1998 increased $618,900 or 85% to $1,345,800 from $726,900 in the comparable period in 1997. The increase includes increased aggregate compensation and associated support costs for employees including those employed at June 30, 1997 and those hired subsequent to that date in sales and marketing and in administration. The Company expects marketing, general and administrative expenses to increase in future periods as the Company makes additional investments in sales and marketing activities to promote its VRD technology and anticipated products and as it adds to its sales and marketing and administrative staff and increases the level of corporate and administrative activity.

     Other income for the three months ended June 30, 1997 was $222,500, which resulted from the reduction of an accrued liability for litigation upon settlement of the matter at a lesser amount than the established reserve.

     Net interest income in the three months ended June 30, 1998 was $73,200 compared to net interest income of $160,500 in the comparable period of 1997. This decrease was due principally to lower average cash balances in the three months ended June 30, 1998, compared to the same period in 1997, representing the remaining net proceeds received by the Company from its initial public offering in August 1996.

     During the quarter ended June 30, 1998, the Company announced that it had entered into two development contracts. In May, the Company announced the receipt of a Phase II Small Business Innovation Research (SBIR) contract from the Department of Defense for the development of a High Fidelity Head Mounted Display (HMD). The HDTV quality HMD is for use in flight simulators for training military pilots. The $1.1 million award combines funding from the Department of Defense and Saab AB and Ericsson-Saab Avionics, Microvision's commercial partner in the "fast-track" program. In June, the Company announced that it had received another Phase II SBIR contract totaling approximately $583,000 from the U.S. Air Force to develop a wide field-of-view head-worn display system. Microvision's VRD technology is expected to enable Command, Control, Communications, Computers & Intelligence personnel to view large amounts of mission- and situation-critical data through a light-weight eyewear display system, resembling glasses, during both wartime conditions and training sessions.

     The Company also made important deliveries during the quarter. In April, the Company delivered an advanced helmet-mounted display to a large, international avionics company. More recently the Company delivered its second HMD to Saab-AB and Ericsson Saab Avionics, pursuant to its development agreement with those companies.

     The Company also continues to increase its intellectual property (IP) portfolio both related to its proprietary VRD technology and in other technologies. Rapid growth of the IP portfolio is a part of the Company's marketing strategy and aggressive micro-display technology research and development efforts.

     In April the Company announced that it had expanded its IP portfolio with the issuance of four new patents. Also, the number of pending applications has increased to twelve. In excess of twenty patent applications are expected to be filed during 1998.

     Subsequent to the end of the quarter, the Company announced that it had acquired the rights to three patents and eleven pending patents relating to the design and fabrication of a micro miniature scanning device that can be manufactured using semi-conductor fabrication techniques. The Company also demonstrated the device, which represents a breakthrough for a wide variety of next generation display and imaging products. The development is significant because of the degree of system miniaturization it enables, and because it has the potential to afford significant production economies through the use of highly automated batch fabrication techniques.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED
TO SIX MONTHS ENDED JUNE 30, 1997

     Revenue in the six months ended June 30, 1998 increased by $3,661,900 or 3,583% to $3,764,100 from $102,200 in the comparable period in 1997. The revenue for the period ended June 30, 1998 was derived from contracts into which the Company entered during both 1997 and the current period.

     Research and development expenses in the six months ended June 30, 1998 increased by $3,202,400 or 202% to $4,785,800 from $1,583,400 in the comparable period in 1997. In the period ended June 30, 1997, the Company made payments totaling $641,600 to the University of Washington pursuant to the Research Agreement. The balance of the expenses of $4,785,800 and $941,800 in the periods ended June 30, 1998 and 1997, respectively, were incurred directly by the Company in part to further develop the VRD technology.

     The increase in research and development expenses of $3,202,400 for the six months ended June 30, 1998 over the comparable period in 1997 reflects continued implementation of the Company's operating plan, which calls for building its technical staff, supporting activities to further develop the Company's technology, establishing and equipping its own in-house laboratories, and performing work in support of the Company's sales and marketing activities related to the commercialization of the VRD technology. The increase also includes increased costs incurred in the performance of contracts.

     The Company expects its research and development expenses to increase in the future over prior periods. In addition to costs associated with performing on contracts, the Company plans to continue to build its technical staff and research capabilities in support of current and future contracts, to expand internal research and development activities, to increase technical support of sales and marketing efforts, and to prepare for performing on future contracts relating to the commercialization of the VRD technology.

     Marketing, general and administrative expenses in the six months ended June 30, 1998 increased $1,107,400 or 79% to $2,514,600 from $1,407,200 in the comparable period in 1997. The increase includes increased aggregate compensation and associated support costs for employees including those employed at June 30, 1997 and those hired subsequent to that date in sales and marketing and in administration. The Company expects marketing, general and administrative expenses to increase in future periods as the Company makes additional investments in sales and marketing activities to promote its VRD technology and anticipated products and as it adds to its sales and marketing and administrative staff and increases the level of corporate and administrative activity.

     Other income for the six months ended June 30, 1997 was $222,500, which resulted from the reduction of an accrued liability for litigation upon settlement of the matter at a lesser amount than the established reserve.

     Net interest income in the six months ended June 30, 1998 was $176,600 compared to net interest income of $331,800 in the comparable period of 1997. This decrease was due principally to lower average cash balances in the six months ended June 30, 1998, as compared to the same period in 1997, representing the remaining net proceeds received by the Company from its initial public offering in August 1996.

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

     At June 30, 1998 the Company had $5.9 million in combined cash, cash equivalents and investment securities available-for-sale. The Company believes that these funds together with revenue earned on contracts will satisfy its budgeted cash requirements for at least the next twelve months based on the Company's current operating plan. Actual expenses, however, may exceed the amounts budgeted, and will depend, in part, on the opportunities that arise for commercialization of the VRD technology. The Company may require additional capital earlier to develop products, to respond to competitive pressures, to meet unanticipated development difficulties, or for other working capital purposes. There can be no assurance that any additional financing will be available when needed or, if available, on terms satisfactory to the Company.

     Subsequent to the end of the quarter, the Company entered into a letter of intent to lease office space to house the company's operations over the longer term by providing space to accommodate the Company's planned growth in staff and lab requirements. Under the terms of the proposed lease, the Company would lease between 92,000 square feet and 101,000 square feet in two commitments over the first four years of the seven year term of the lease. The proposed lease is a triple net lease. Based on the initial commitment of approximately 67,500 square feet, the base rent expense during the first year of occupancy is estimated at approximately $861,000, increasing to approximately $931,000 in the second year. The proposed lease terms include an option for the Company to extend the initial lease term for one period of five years as well as other options to acquire additional space should the need arise. Occupancy is expected during the first quarter of 1999.

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

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

                                     Part II
                                OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company is not a party to, nor is its property subject to, any material pending legal proceeding.

Item 2.   Changes In Securities and Use of Proceeds

          In August 1996 the Company issued certain underwriters' warrants to marion bass securities corporation ("Bass") as partial underwriting compensation in connection with the Company's initial public offering ("Offering"). Bass transferred certain of the underwriters' warrants to Burt Davis, an employee of Bass, subsequent to the closing of the Offering. On January 23, 1998, the Company issued 12,489 shares of Common Stock and warrants to purchase 12,489 shares of Common Stock to Bryan Isley upon the "cashless exercise" of underwriters' warrants acquired by Mr. Isley from Mr. Davis in a private transaction. On May 27, 1998, the Company issued 5,187 shares of Common Stock and warrants to purchase 5,187 shares of Common Stock to Bass upon the "cashless exercise" of underwriters' warrants.

          On May 27, 1998, the Company also issued 14,008 shares of Common Stock and warrants to purchase 14,008 shares of Common Stock to Mr. Isley upon the "cashless exercise" of certain private warrants issued to Mr. Davis in consideration of pre-Offering financial consulting services provided to the Company. Mr. Isley acquired such private warrants from Mr. Davis in a private transaction.

          The Company's sale of the shares of Common Stock and Common Stock purchase warrants to Bass and to Mr. Isley were exempt from the registration requirements of the Securities Act of 1933 pursuant to
          Section 4(2) thereof, based on the nature of the offering and status of the offerees.

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits

               3.1   Amended and Restated Bylaws

               10.1 Form of office lease between the City of Seattle and Microvision, Inc. dated April 29, 1998 relating to Suite 280 of office building located at 2203 Airport Way South, Seattle, Washington 98134

               10.2  Form of Executive Stock Loan Agreement

               11. Computation of Net Loss Per Share and Net Loss Per Share Assuming Dilution

               27.   Financial Data Schedule

          b.   Reports on Form 8-K

               During the quarterly period ended March 31, 1998, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MICROVISION, INC.



Date: August 14, 1998               RICHARD F. RUTKOWSKI
                                    ---------------------------------------
                                    Richard F. Rutkowski
                                    President, Chief Executive Officer
                                    (Principal Executive Officer)


Date: August 14, 1998               RICHARD A. RAISIG
                                    ---------------------------------------
                                    Richard A. Raisig
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number       Description
-------      -----------

  3.1        Amended and Restated Bylaws

  10.1 Form of office lease between the City of Seattle and Microvision, Inc. dated April 29, 1998 relating to Suite 280 of office building located at 2203 Airport Way South, Seattle, Washington 98134

  10.2       Form of Executive Stock Loan Agreement

  11.        Computation of Net Loss Per Share and Net Loss Per Share Assuming
             Dilution

  27.        Financial Data Schedule

17