Form 10QSB/A
period 1998-06-30
MICROVISION INC
filed 1998-08-27
CIK 65770

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                Amendment No. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] _____

As of June 30, 1998, 6,006,826 shares of the Company's common stock, no par value, were outstanding.

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


                                MICROVISION, INC.

                             Statement of Operations



                                                   Three Months Ended June 30,                     Six Months Ended June 30,
                                               ---------------------------------             ----------------------------------
                                                   1998                 1997                     1998                  1997
                                               ------------         ------------             -------------        -------------

Contract revenue                               $  2,055,900         $    102,200             $   3,764,100        $     102,200
                                               ------------         ------------             -------------        -------------

Research and development expense                  2,926,500              933,700                 4,785,800            1,583,400
Marketing, general and
   administrative expense                         1,345,800              726,900                 2,514,600            1,407,200
                                               ------------         ------------             -------------        -------------
        Total expenses                            4,272,300            1,660,600                 7,300,400            2,990,600
                                               ------------         ------------             -------------        -------------

Loss from operations                             (2,216,400)          (1,558,400)               (3,536,300)          (2,888,400)

Other income                                              -              222,500                         -              222,500
Interest income                                      82,100              161,100                   189,500              333,100
Interest expense                                     (8,900)                (600)                  (12,900)              (1,300)
                                               ------------         ------------             -------------        -------------

Net loss                                       $ (2,143,200)        $ (1,175,400)            $  (3,359,700)       %  (2,334,100)
                                               ============         ============             =============        =============

Net loss per share                             $      (0.36)        $      (0.20)            $       (0.56)       $       (0.40)
                                               ============         ============             =============        =============

Weighted average shares outstanding               5,964,700            5,782,200                 5,954,900            5,780,600
                                               ============         ============             =============        =============

Net loss per share assuming dilution           $      (0.36)        $      (0.20)            $       (0.56)       $       (0.40)
                                               ============         ============             =============        =============

Weighted average shares outstanding
   assuming dilution                              5,964,700            5,782,200                 5,954,900            5,780,600
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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits

               3.1   Amended and Restated Bylaws*

               10.1 Form of office lease between the City of Seattle and Microvision, Inc. dated April 29, 1998 relating to Suite 280 of office building located at 2203 Airport Way South, Seattle, Washington 98134*

               10.2  Form of Executive Stock Loan Agreement*

               11. Computation of Net Loss Per Share and Net Loss Per Share Assuming Dilution*

               27.   Financial Data Schedule

               --------------

               * Incorporated by reference to the Company's Form 10-QSB filed on August 14, 1998.

          b.   Reports on Form 8-K

               During the quarterly period ended March 31, 1998, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MICROVISION, INC.



Date: August 27, 1998               RICHARD F. RUTKOWSKI
                                    ---------------------------------------
                                    Richard F. Rutkowski
                                    President, Chief Executive Officer
                                    (Principal Executive Officer)


Date: August 27, 1998               RICHARD A. RAISIG
                                    ---------------------------------------
                                    Richard A. Raisig
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number       Description
-------      -----------

  3.1        Amended and Restated Bylaws*

  10.1 Form of office lease between the City of Seattle and Microvision, Inc. dated April 29, 1998 relating to Suite 280 of office building located at 2203 Airport Way South, Seattle, Washington 98134*

  10.2       Form of Executive Stock Loan Agreement*

  11.        Computation of Net Loss Per Share and Net Loss Per Share Assuming
             Dilution*

  27.        Financial Data Schedule

             --------------

             * Incorporated by reference to the Company's Form 10-QSB filed on August 14, 1998.