Form 10QSB
period 1998-09-30
MICROVISION INC
filed 1998-11-17
CIK 65770

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended September 30, 1998

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
           For the transition period from ___________ to ____________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No________

As of September 30, 1998, 6,023,326 shares of the Company's common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format: Yes_____ No __X__

                                     PART I
                              FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1 - Financial Statements

         Balance Sheet at September 30, 1998 and December 31, 1997           3

         Statement of Operations for the three and nine months ended         4
         September 30, 1998 and 1997

         Statement of Cash Flows for the nine months ended                   5
         September 30, 1998 and 1997

         Statement of Comprehensive Loss for the three months                6
         and nine months ended September 30, 1998 and 1997

         Notes to Financial Statements                                       7


Item 2 - Management's Discussion and Analysis of Financial Condition         8
         and Results of Operations


                                     PART II
                                OTHER INFORMATION

Item 1 - Legal Proceedings                                                  18

Item 2 - Change in Securities and Use of Proceeds                           18

Item 3 - Defaults Upon Senior Securities                                    18

Item 4 - Submission of Matters to a Vote of Security Holders                18

Item 5 - Other Information                                                  19

Item 6 - Exhibit and Reports on Form 8-K                                    19

                                MICROVISION, INC.

                                    Balance Sheet



                                                 September 30,          December 31,
                                                     1998                   1997
                                                     ----                   ----
                                                 (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                      $ 3,935,000            $ 5,049,200
  Investment securities available-for-sale           800,000              3,792,000
  Accounts receivable, net                         1,336,100                150,000
  Costs and estimated earnings in excess
    OF billings on uncompleted contracts             364,800                843,800
  Other current assets                               155,500                113,100
                                                 -----------            -----------
    Total current assets                           6,591,400              9,948,100

Property and equipment, net                        1,365,100                772,700
Other assets                                         110,300                 20,000
                                                 -----------            -----------
                                                 $ 8,066,800            $10,740,800
                                                 ===========            ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                               $ 1,148,300            $   768,200
  Accrued liabilities                              1,320,400                715,900
  Billings in excess of costs and
  estimated earnings on uncompleted contracts        476,600                      -
  Current portion of capital lease obligations        95,200                 22,700
                                                 -----------            -----------
    Total current liabilities                      3,040,500              1,506,800
                                                 -----------            -----------

Capital lease obligations,
  net of current portion                             222,400                 69,600
                                                 -----------            -----------

Shareholders' Equity
  Common stock                                    25,504,800             25,375,300
  Deferred compensation                             (202,200)              (701,200)
  Unrealized holding loss
    on investment securities                               -                 (1,200)
  Accumulated deficit                            (20,498,700)           (15,508,500)
                                                 -----------            -----------
    Total shareholders' equity                     4,803,900              9,164,400
                                                 -----------            -----------
                                                 $ 8,066,800            $10,740,800
                                                 ===========            ===========

See accompanying notes to financial statements.

                                MICROVISION, INC.

                             Statement of Operations
                                   (Unaudited)


                                       Three months ended September 30,          Nine months ended September 30,
                                       -------------------------------           ------------------------------
                                           1998               1997                   1998              1997
                                           ----               ----                   ----              ----

Contract revenue                       $ 1,818,800        $   750,300            $ 5,582,900       $   852,500

Research and development expense         2,529,500          1,362,600              7,315,300         2,946,000
Marketing, general and
   administrative expense                  976,000            702,900              3,490,600         2,110,100
                                       -----------        -----------            -----------       -----------
        Total expenses                   3,505,500          2,065,500             10,805,900         5,056,100
                                       -----------        -----------            -----------       -----------
Loss from operations                    (1,686,700)        (1,315,200)            (5,223,000)       (4,203,600)

Other income                                     -                  -                      -           222,500
Interest income                             67,600            143,600                257,100           476,700
Interest expense                           (11,400)              (400)               (24,300)           (1,700)
                                       -----------        -----------            -----------       -----------
Net loss                               $(1,630,500)       $(1,172,000)           $(4,990,200)      $(3,506,100)
                                       ===========        ===========            ===========       ===========

Net loss per share                     $     (0.27)           $ (0.20)           $     (0.84)      $     (0.61)
                                       ===========        ===========            ===========       ===========

Weighted average shares outstanding      6,016,400          5,791,700              5,975,400         5,784,300
                                       ===========        ===========            ===========       ===========

Net loss per share assuming dilution   $     (0.27)           $ (0.20)           $     (0.84)      $     (0.61)
                                       ===========        ===========            ===========       ===========

Weighted average shares outstanding
   assuming dilution                     6,016,400          5,791,700              5,975,400         5,784,300
                                       ===========        ===========            ===========       ===========

See accompanying notes to financial statements.

                               MICROVISION, INC.

                             Statement of Cash Flows
                                  (Unaudited)

                                                           Nine months ended September 30,
                                                           ------------------------------
                                                              1998               1997
                                                              ----               ----

Cash flows from operating activities
  Net loss                                                 $(4,990,200)      $ (3,506,100)
  Adjustments to net cash used in operations:
    Depreciation                                               350,900             84,900
    Non-cash expenses related to issuance of stock,
      warrants and options and deferred compensation           396,400             86,400
    Changes in:
      Accounts receivable                                   (1,186,100)          (238,800)
      Costs and expenses in excess of billings                 479,000                  -
      Other current assets                                     (42,400)          (458,900)
      Other assets                                             (90,300)            16,400
      Accounts payable                                         380,100              2,200
      Accrued liabilities                                      604,500            (31,200)
      Billings in excess of costs and expenses                 476,600                  -
                                                           -----------       ------------
    Net cash used in operating activities                   (3,621,500)        (4,045,100)
                                                           -----------       ------------

Cash flows from investing activities:
  Sales of investment securities, net                        2,993,200                  -
  Purchases of property and equipment                         (676,600)          (383,000)
                                                           -----------       ------------
  Net cash provided by (used in) investing activities        2,316,600           (383,000)
                                                           -----------       ------------

Cash flows from financing activities:
  Principal payments on capital leases                         (41,400)                 -
  Issuance of common stock                                     232,100            184,200
                                                           -----------       ------------
    Net cash provided by financing activities                  190,700            184,200
                                                           -----------       ------------

Net decrease in cash and cash equivalents                   (1,114,200)        (4,243,900)
Cash and cash equivalents at beginning of period             5,049,200         14,265,800
                                                           -----------       ------------
Cash and cash equivalents at end of period                 $ 3,935,000       $ 10,021,900
                                                           ===========       ============



                   Non-Cash Investing and Financing Activities
                                   (Unaudited)


Property and equipment acquired
  under capital lease agreements                           $   266,700       $          -
                                                           ===========       ============

Reversal of deferred compensation                          $   137,300       $          -
                                                           ===========       ============

See accompanying notes to financial statements.

                                                MICROVISION, INC.

                                         Statement of Comprehensive Loss
                                                   (Unaudited)

                                       Three months ended September 30,          Nine months ended September 30,
                                       -------------------------------           ------------------------------
                                           1998               1997                   1998              1997
                                           ----               ----                   ----              ----

Net loss                               $(1,630,500)       $(1,172,000)           $(4,990,200)      $(3,506,100)
Other comprehensive income:
  Unrealized gain on investment
    securities available-for-sale            4,700                  -                  1,200                 -
                                       -----------        -----------            -----------       -----------
Comprehensive loss                     $(1,625,800)       $(1,172,000)           $(4,989,000)      $(3,506,100)
                                       ===========        ===========            ===========       ===========

                                MICROVISION, INC.
                          Notes to Financial Statements
                               September 30, 1998

Management's Statement

     The accompanying unaudited financial statements of Microvision, Inc. (the "Company") at September 30, 1998 and for the three and nine month periods ended September 30, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the audited financial statements of the Company for the twelve month period ended December 31, 1997. These statements include all adjustments (consisting only of normal recurring accruals) that, in the opinion of the Company's management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The interim results are not necessarily indicative of results that may be expected for a full year and should be read in conjunction with MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS set forth herein and with the Company's audited financial statements for the year ended December 31, 1997, which are included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

Non-Recourse Receivables Assignment Facility

     The Company has established a non-recourse receivables assignment facility (the "Facility") with a financial institution. The Facility allows the Company to assign accounts receivable to the financial institution on a non-recourse basis for cash. The maximum amount of assigned but uncollected receivables at any one time is $2,500,000. The Facility, which carries an administration fee and an interest discount, expires on September 24, 1999. As of September 30, 1998, approximately $1,500,000 of receivables were assigned under this Facility and were recorded by the Company as a reduction of trade accounts receivable.

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

Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

     The information set forth in this Item 2 contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company, as well as assumptions relating to the foregoing. With respect to the discussion below under "Year 2000," factors that could affect the actual results include the possibility that remediation programs will not operate as intended, the Company's failure to timely or completely identify all software or hardware applications requiring remediation, unexpected costs, and the uncertainty associated with the impact of year 2000 issues on the Company's customers, vendors and others with whom it does business. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such statements are inherently subject to risks and uncertainties as further described herein and in the "Considerations Related to the Company's Business" section of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, as filed with the Securities and Exchange Commission. The Company's actual results may differ materially from the results projected in the forward-looking statements.

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

     The Company's objective is to be a leading provider of personal display products and imaging technology in a broad range of professional and consumer applications. The Company expects to achieve this objective and to generate revenues through a combination of the following activities: technology licensing to original equipment manufacturers ("OEMs") of consumer electronics products; provision of engineering services associated with cooperative product development arrangements and research contracts; and the manufacture and sale of high-performance personal display products to professional users directly and through OEMs and through joint ventures.

     The Company is in discussions with systems and equipment manufacturers in the defense and wireless communications, computing, and commercial and consumer electronics industries concerning the potential development of or co-development of specific products that the Company believes to be the most commercially viable.

     To date, the Company's revenues have been derived from development contracts with both commercial and government customers. Revenues from sales of products may not occur for several years.

     The Company currently has several prototype versions of the VRD including monochromatic and color portable units and a full-color bench-top model. The Company plans to continue funding prototype and demonstration versions of products incorporating the VRD technology throughout 1998 and 1999. Future revenues, profits and cash flow, and the Company's ability to achieve its strategic objectives as described herein will depend upon a number of factors, including acceptance of the VRD technology by various industries and OEMs, market acceptance of products incorporating the VRD technology and the technical performance of such products. Additionally, the Company must be able to attract, retain and motivate qualified technical and management personnel and anticipate and adapt to a rapidly changing, competitive market for information display technologies.

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

     The Company also plans to continue investing in ongoing innovation and improvements to the VRD technology, including the development of component technology and additional prototypes, as well as design of subsystems and products. The Company has established, staffed, and equipped an in-house laboratory to support VRD technology development and product development engineering associated with current and potential future development contracts. The Company plans to continue hiring technical personnel to achieve the Company's technology development objectives and to continue performing on the Company's development contracts.

Results of Operations

     The Company's revenues have been derived generally from development contracts with both commercial and government customers. As of September 30, 1998, the Company had an accumulated deficit since inception of $20.5 million. The Company expects to continue and to increase expenditures in research and development as well as in sales, marketing and administration as it continues to focus its efforts on further development and refinement of the VRD technology and as it continues to pursue commercialization of the VRD technology.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED
TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Revenue in the three months ended September 30, 1998 increased $1,068,500 to $1,818,800 or 142% from $750,300 in the comparable period in 1997. The revenue for the period ended September 30, 1998 was derived from contracts into which the Company entered during both 1997 and the current year.

     Research and development expenses in the three months ended September 30, 1998 increased $1,166,900 or 86% to $2,529,500 from $1,362,600 in the comparable period in 1997. In the period ended September 30, 1997, the Company made a payment of $320,800 to the University of Washington pursuant to the Research Agreement. The balance of the expenses of $2,529,500 and $1,041,800 in the periods ended September 30, 1998 and 1997, respectively, was incurred directly by the Company in part to further develop the VRD technology.

     The increase in research and development expenses of $1,166,900 for the quarter ended September 30, 1998 over the comparable period in 1997 reflects continued implementation of the Company's operating plan, which calls for building its technical staff, supporting activities to further develop the Company's technology, establishing and equipping its own in-house laboratory, and performing work in support of the Company's sales and marketing activities related to the commercialization of the VRD technology. The increase also includes increased costs incurred in the performance of contracts.

     In 1997, the Company made the final payment due under its Research Agreement with the University of Washington, which resulted in the Company having paid in full the $5.1 million license fee due under its exclusive license for the VRD technology. In September 1997, the Company and the UW agreed to extend the term of the Research Agreement from October 31, 1997 to March 31, 1998 at no additional cost to the Company. In March 1998, the Company and the UW agreed to extend the term of the Research Agreement from March 31, 1998 to December 31, 1998, at no additional cost to the Company. The extension is expected to enable the UW to complete performance of certain research activities under the Research Agreement.

     The Company expects its research and development expenses to increase in the future over prior periods. In addition to costs associated with performing on contracts, the Company plans to continue to build its technical staff and research capabilities in support of current and potential future contracts, to expand internal research and development activities, to increase technical support of sales and marketing efforts, and to prepare for performing on future contracts relating to the commercialization of the VRD technology.

     Marketing, general and administrative expenses in the three months ended September 30, 1998 increased $273,100 or 39% to $976,000 from $702,900 in the comparable period in 1997. The increase includes increased aggregate compensation and associated support costs for employees including those employed at September 30, 1997 and those hired subsequent to that date in sales and marketing and in administration. The Company expects marketing, general and administrative expenses to increase in future periods as the Company makes additional investments in sales and marketing activities to promote its VRD technology and anticipated products, and as it adds to its sales and marketing and administrative staff and increases the level of corporate and administrative activity.

     Net interest income in the three months ended September 30, 1998 was $56,200 compared to net interest income of $143,200 in the comparable period of 1997. This decrease was due principally to lower average cash balances in the three months ended September 30, 1998, compared to the same period in 1997, representing the remaining net proceeds received by the Company from its initial public offering in August 1996.

     During the quarter the Company demonstrated a microminiature scanner that represents a breakthrough for a wide variety of next-generation display and imaging products. The development is significant because of the degree of system miniaturization it enables, and because it has the potential to afford significant production economies through the use of highly automated batch fabrication techniques. The patented device, in which optical surfaces and small hinges are formed on silicon wafers using semiconductor fabrication techniques, is an example of a technology known as microelectromechanical systems or MEMS. While the technology will initially be used in the Company's Virtual Retinal Display system, the device can also be used as an optical sensor or camera by rapidly scanning light reflected from the surface of an object onto a photoreceptor.

     Also during the quarter ended September 30, 1998 the Company announced that it had successfully conducted its first demonstrations of a laser projection television display using the same principles as the Company's technology. The full color 17" image projected by the prototype system has the resolution of a VGA computer monitor and provides full motion video. With additional development, the Company plans to increase the size of the projected image and to improve resolution to extremely high levels. This application reflects the Company's plans to leverage its display and imaging technology to enable a breadth of applications.

     In August, the Company delivered its second helmet mounted display (HMD) to Saab AB and Ericcsson Saab Avionics AB for evaluation in their aircraft simulators. The prototype - a full color high resolution HMD system uses the Company's VRD technology to allow superior image fidelity for fighter pilots. This latest prototype supports the on-going effort between the Company and Saab AB and Ericcsson Saab Avionics to evaluate the VRD technology for HMD's for use in fighter aircraft. The delivery demonstrates the Company's ability to meet the technology requirements of providing exceptional color and resolution -- not obtainable by commercial display technologies - to the industry's leading defense and aerospace companies.

     The Company continues to increase its intellectual property (IP) portfolio both related to its proprietary VRD technology and in other technologies. Rapid growth of the IP portfolio is a part of the Company's marketing strategy and aggressive micro-display technology research and development efforts.

     In September, the Company announced it had filed eight new patent applications covering a wide range of optics and scanning technologies. With the new applications, the Company holds exclusive rights to 11 issued patents and 34 pending U.S. patents as well as rights to a number of non-U.S. patent applications.

Recent Events

     Subsequent to September 30, 1998, the Company announced that it had entered into a contract with the Wallace-Kettering Neuroscience Institute to collaborate on the design and manufacture of an advanced head-wearable display for use in neurosurgery. The display, which will incorporate Microvision's VRD technology, is expected to allow surgeons to view anatomical images and other relevant data during surgery. Unlike current surgical displays, Microvision's head-wearable system is expected to provide "see-through" readability at SVGA resolution and a high brightness level to allow the surgeon to easily access information while simultaneously performing the surgical procedure. In addition, the system's full color palette and high contrast level is expected to enable the surgeon to see true tissue differentiation. The contract calls for the Company to deliver the first version of the device by the third quarter of 1999.

     Also subsequent to the end of the quarter, the Company entered into a contract to develop a lightweight, head-wearable display for the U.S. Navy. The VRD enabled display will be used on naval vessels to provide an enhanced user interface to complex on-board information systems. Under the initial phase of the development effort, the Company will deliver a prototype display for sea trial testing as early as December 1998.

     Also subsequent to the end of the quarter, the Company announced the addition of Admiral William Owens and Doug Trumbull to the board of directors. Owens is currently the vice chairman of Teledesic, a telecommunications services company. Admiral Owens has also served as Vice Chairman of the Joint Chiefs of Staff, the second highest ranking military officer in the United States. Trumbull is a leading innovator in visual effects. With a career in the entertainment business spanning over 30 years, he is currently the President and CEO of Entertainment Design Workshop of Sheffield, Mass.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED
TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Revenue in the nine months ended September 30, 1998 increased by $4,730,400 or 555% to $5,582,900 from $852,500 in the comparable period in 1997. The revenue for the period ended September 30, 1998 was derived from contracts into which the Company entered during both 1997 and the current year.

     Research and development expenses in the nine months ended September 30, 1998 increased by $4,369,300 or 148% to $7,315,300 from $2,946,000 in the comparable period in 1997. In the period ended September 30, 1997, the Company made payments totaling $962,400 to the University of Washington pursuant to the Research Agreement. The balance of the expenses of $7,315,300 and $1,983,600 in the periods ended September 30, 1998 and 1997, respectively, were incurred directly by the Company in part to further develop the VRD technology.

     The increase in research and development expenses of $4,369,300 for the nine months ended September 30, 1998 over the comparable period in 1997 reflects continued implementation of the Company's operating plan, which calls for building its technical staff, supporting activities to further develop the Company's technology, establishing and equipping its own in-house laboratory, and performing work in support of the Company's sales and marketing activities related to the commercialization of the VRD technology. The increase includes costs associated with the Company's acquisition of the exclusive license on certain MEMS based microminiature scanner technology. The increase also includes increased costs incurred in the performance of contracts.

     The Company expects its research and development expenses to increase in the future over prior periods. In addition to costs associated with performing on contracts, the Company plans to continue to build its technical staff and research capabilities in support of current and potential future contracts, to expand internal research and development activities, to increase technical support of sales and marketing efforts, and to prepare for performing on future contracts relating to the commercialization of the VRD technology.

     Marketing, general and administrative expenses in the nine months ended September 30, 1998 increased $1,380,500 or 65% to $3,490,600 from $2,110,100 in the comparable period in 1997. The increase includes increased aggregate compensation and associated support costs for employees including those employed at September 30, 1997 and those hired subsequent to that date in sales and marketing and in administration. The Company expects marketing, general and administrative expenses to increase in future periods as the Company makes additional investments in sales and marketing activities to promote its VRD technology and anticipated products and as it adds to its sales and marketing and administrative staff and increases the level of corporate and administrative activity.

     Other income for the nine months ended September 30, 1997 was $222,500, which resulted from the reduction of an accrued liability for litigation upon settlement of the matter at a lesser amount than the established reserve.

     Net interest income in the nine months ended September 30, 1998 was $232,800 compared to net interest income of $475,000 in the comparable period of 1997. This decrease was due principally to lower average cash balances in the nine months ended September 30, 1998, as compared to the same period in 1997, representing the remaining net proceeds received by the Company from its initial public offering in August 1996.

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

     At September 30, 1998 the Company had $4.7 million in combined cash, cash equivalents and investment securities available-for-sale. The Company believes that these funds together with revenue earned on contracts will satisfy its budgeted cash requirements for several quarters based on the Company's current operating plan. Actual expenses, however, may exceed the amounts budgeted, and will depend, in part, on the opportunities that arise for commercialization of the VRD technology. The Company may require additional capital earlier to develop products, to respond to competitive pressures, to meet unanticipated development difficulties, or for other working capital purposes. There can be no assurance that any additional financing will be available when needed or, if available, on terms satisfactory to the Company.

     During the quarter ended September 30, 1998, the Company established a non-recourse receivables assignment facility with a financing institution to facilitate the Company's working capital requirements. During the quarter, approximately $1,500,000 of receivables were assigned to the financing institution for cash.

     Subsequent to September 30, 1998, the Company entered into a lease for office space to house the Company's operations over the longer term by providing space to accommodate planned growth in staff, lab and production space requirements. Under the terms of the lease, the Company would lease between 92,000 square feet and 101,000 square feet in two commitments over the first four years of the seven year term of the lease. Based on the initial commitment of approximately 67,500 square feet, the base rent expense during the first year of occupancy is at approximately $861,000, increasing to approximately $931,000 in the second year. The proposed lease is a triple net lease, which requires the Company to pay operating expenses in addition to the base rent. The lease terms include an option for the Company to extend the initial lease term for one period of five years, a second option to extend for an additional period of two years, and other options to acquire additional space should the need arise. The terms of the lease require the Company to provide the landlord with a lease bond in the amount of $1,150,000 as credit enhancement for the lease. The requirement for the lease bond can be eliminated when the Company meets certain financial criteria as described in the lease. In addition, the Company has the option to finance up to $420,000 of tenant improvements through the landlord. Should it exercise all or part of this election, the Company would be required to provide the landlord with a letter of credit to support such borrowing. Occupancy is expected late in the first quarter of 1999. The effectiveness of the lease is conditioned on the approval of the board of directors of the landlord.

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

YEAR 2000 COMPLIANCE STRATEGY

     The Company has developed and is implementing a comprehensive strategy for updating its information technology ("IT") and non-IT systems for Year 2000 ("Y2K") compliance. These systems include PC-based hardware, embedded systems, and enterprise software (available Company-wide) and individual software (available on a user-by-user basis). The Company's strategy for achieving Y2K compliance includes evaluating its current systems and software for Y2K compliance, purchasing new systems and software where necessary and developing contingency plans for those systems that the Company cannot control.

     Essentially all of the Company's IT systems have been purchased within the last three years. During that period, Y2K compliance has been a consideration in the purchase of all of the Company's primary IT and non-IT systems. The Company believes that it has currently reached the following levels of compliance:

                   ------------------------- -------------------
                   Technology                Current level
                                             of compliance
                   ------------------------- -------------------
                   PC-based hardware         90%
                   ------------------------- -------------------
                   Embedded systems          25%
                   ------------------------- -------------------
                   Enterprise software       70%
                   ------------------------- -------------------
                   Individual software       50%
                   ------------------------- -------------------

     The Company has entered into a lease to occupy new premises beginning in the first half of 1999. See "-Liquidity and Capital Resources." Pursuant to the terms of the lease, the lessor is responsible for making the systems serving the facility "Year 2000 Compliant".

     The Company's Y2K strategy includes identifying third parties whose failure to be Y2K compliant could have a material adverse impact on the Company's operations or financial condition. This process includes examining the Company's interaction with other IT systems including those of vendors and parties with which it communicates via e-mail and other information systems. The

     Company plans to request a statement from all significant vendors and third parties reporting their Y2K compliance status. If such vendors or other third parties raise Y2K compliance concerns, the Company plans to utilize backup vendors that are Y2K compliant. In addition, the Company plans to request a statement from all of its customers regarding their levels of Y2K compliance.

     The Company presently expects its overall Y2K assessment to be completed within the first quarter of 1999. There is no assurance, however, that taking the steps described within the proposed timeframe will ensure complete Y2K compliance.

     To date, the cost of the Company's Y2K compliance strategy has been immaterial. The Company will have a budget of potential expenditures relating to its Y2K compliance strategy upon completion of its assessment in the first quarter of 1999.

     The effect on the Company of an internal Y2K failure, a third party Y2K failure or a combination of internal and external Y2K failures could range from a minor disruption in the Company's purchases to an extended interruption in the IT and non-IT systems of third-parties whose operations materially impact the Company's operations. Such an interruption could result in a material adverse effect on the Company's operating results and financial position. In addition, if the Company has a production product by the year 2000, the potential for a material adverse effect on the Company would increase. There can be no assurance that such a scenario, or part of such a scenario, will not occur.

     The Company's contingency plans for a Y2K disruption of its operations include making additional purchases from vendors for the 90 day period following January 1, 2000 in order to insure the availability of materials needed for the Company to perform on its contractual obligations. The Company is also in the process of developing backup plans that will enable it to continue operations with the least amount of downtime and expense. There is no assurance, however, that such backup plans will enable the Company to avoid a materially adverse impact on its results of operations in the event of a Y2K disruption.

Part II
                                OTHER INFORMATION

Item 1. Legal Proceedings

          The Company is not a party to, nor is its property subject to, any material pending legal proceeding.

Item 2. Changes In Securities and Use of Proceeds

          In July 1998, the Company issued 3,500 shares of restricted common stock to a vendor as compensation for having provided the Company with exclusive rights to utilize the vendor's services for technology development projects in the Company's field of use.

Item 3. Defaults upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          The annual meeting of the shareholders of the Company was held on October 15, 1998.

          Richard F. Rutkowski, Stephen R. Willey, Richard A. Raisig, Jacob Brouwer, Robert A. Ratliffe, Richard A. Cowell, and Walter J. Lack were elected as directors for one year terms expiring at the next annual meeting of shareholders.

          The amendment of the Company's 1996 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance upon exercise of options granted under the Plan from 750,000 shares to 3,000,000 shares was approved.

          The appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the year ending December 31, 1998 was approved.

Shareholders cast their votes as follows:

---------------------------- --------- ------- ---------------- ----------------
Nominee/Proposal                For    Against Abstain/Withhold Broker Non-Votes
---------------------------- --------- ------- ---------------- ----------------
Richard F. Rutkowski         5,088,892    --        18,716             -
---------------------------- --------- ------- ---------------- ----------------
Stephen R. Willey            5,088,892    --        18,716             -
---------------------------- --------- ------- ---------------- ----------------
Richard A. Raisig            5,088,892    --        18,716             -
---------------------------- --------- ------- ---------------- ----------------
Walter J. Lack               5,088,892    --        18,716             -
---------------------------- --------- ------- ---------------- ----------------
Robert A. Ratliffe           5,088,892    --        18,716             -
---------------------------- --------- ------- ---------------- ----------------
Richard A. Cowell            5,088,892    --        18,716             -
---------------------------- --------- ------- ---------------- ----------------
Jacob Brouwer                5,088,792    --        18,816             -
---------------------------- --------- ------- ---------------- ----------------
Amendment of Stock
Option Plan                  1,854,701 309,390      25,267         2,939,492
---------------------------- --------- ------- ---------------- ----------------
Appointment of
PricewaterhouseCoopers LLP   5,088,295  7,455       11,858             -
---------------------------- --------- ------- ---------------- ----------------

Item 5. Other Information

          None


Item 6. Exhibits and Reports on Form 8-K

          a. Exhibits
             --------

             10.1 Lease between S/I Northcreek II, LLC and Microvision, Inc., dated October 27, 1998

             10.2 Fourth amendment to office lease between the City of Seattle and Microvision, Inc. dated July 23, 1998 relating to Suite 100 of office building located at 2203 Airport Way South, Seattle, Washington 98134

             10.3   Microvision, Inc. 1996 Stock Option Plan, as amended

             10.4 Non-recourse Receivable Purchase Agreement dated as of September 25, 1998 between Silicon Valley Financial Services and Microvision, Inc.

             11. Computation of Net Loss Per Share and Net Loss Per Share Assuming Dilution

             27.    Financial Data Schedule

          b.  Reports on Form 8-K
              -------------------

                During the quarterly period ended September 30, 1998, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MICROVISION, INC.


Date: November 16, 1998                RICHARD F. RUTKOWSKI
                                       ----------------------------------------
                                       Richard F. Rutkowski
                                       President, Chief Executive Officer
                                       (Principal Executive Officer)


Date: November 16, 1998                RICHARD A. RAISIG
                                       ------------------------------------
                                       Richard A. Raisig
                                       Chief Financial Officer
                                       (Principal Financial and
                                          Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number             Description
-------            -----------

10.1 Lease between S/I Northcreek II, LLC and Microvision, Inc., dated October 27, 1998

10.2 Fourth amendment to office lease between the City of Seattle and Microvision, Inc. dated July 23, 1998 relating to Suite 100 of office building located at 2203 Airport Way South, Seattle, Washington 98134

10.3               Microvision, Inc. 1996 Stock Option Plan, as amended

10.4 Non-recourse Receivable Purchase Agreement dated as of September 25, 1998 between Silicon Valley Financial Services and Microvision, Inc.

11.                Computation of Net Loss Per Share and Net Loss Per Share
                   Assuming Dilution

27.                Financial Data Schedule