Form 10QSB/A
period 1998-09-30
MICROVISION INC
filed 1999-01-20
CIK 65770

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                Amendment No. 1
                                 FORM 10-QSB/A

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________________ to __________________


                         Commission File Number: 0-21221


                                MICROVISION, INC.

        (Exact name of small business issuer as specified in its charter)


                Washington                                 91-1600822
       (State or other jurisdiction                     (I.R.S. Employer
             of incorporation                          Identification No.)
             or organization)

            2203 Airport Way S., Suite 100, Seattle, Washington 98134
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (206) 623-7055

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 19, 1999, there were 6,086,763 shares outstanding of the Company's Common Stock, no par value per share.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                     PART II
                                OTHER INFORMATION
                                -----------------


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

     The appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the year ending December 31, 1998 was approved.

Shareholders cast their votes as follows:

Nominee/Proposal                 For           Against       Abstain/Withhold     Broker Non-Votes
----------------                 ---           -------       ----------------     ----------------
Richard F. Rutkowski          5,099,712                          18,716

Stephen R. Wiley              5,099,712                          18,716

Richard A. Raisig             5,099,712                          18,716

Walter J. Lack                5,099,712                          18,716

Robert A. Ratliffe            5,099,712                          18,716

Richard A. Cowell             5,099,712                          18,716

Jacob Brouwer                 5,099,612                          18,816

Amendment of Stock            1,865,521         445,790           25,267              2,781,850
Option Plan

Appointment of Price-         5,099,115           7,455          11,858
waterhouseCoopers LLP

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MICROVISION, INC.



Date: January 19, 1999              /s/ RICHARD F. RUTKOWSKI
                                    --------------------------------------------
                                    Richard F. Rutkowski
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: January 19, 1999              /s/ RICHARD A. RAISIG
                                    --------------------------------------------
                                    Richard A. Raisig
                                    Vice President, Operations and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)