Form 10-K
period 1998-12-31
MICROVISION INC
filed 1999-04-14
CIK 65770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ___________

                         Commission File Number 0-21221

                                MICROVISION, INC.
             (Exact name of registrant as specified in its charter)

    Washington                                           91-1600822
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                            19910 North Creek Parkway
                            Bothell, Washington 98011
                                 (425) 415-6847
          (Address and telephone number of principal executive offices)


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

                         Common Stock Purchase Warrants
                                (Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 1999 was approximately $96,756,700 (based on the closing price for the registrant's Common Stock on the Nasdaq National Market of $16.625 per share).

The number of shares of the registrant's Common Stock outstanding as of March 31, 1999 was 6,159,399.

Documents Incorporated by Reference: Portions of the Proxy Statement to be delivered to shareholders in connection with the Registrant's Annual Meeting of Shareholders to be held on June 10, 1999 are incorporated by reference into Part III of this report.

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                      INDEX
                                                                            Page
PART I

Item 1 -       Description of Business........................................ 1

Item 2 -       Description of Property........................................17

Item 3 -       Legal Proceedings..............................................17

Item 4 -       Submission of Matters to a Vote of Security Holders............18

PART II

Item 5 -       Market for the Registrant's Common Stock and Related
               Shareholder Matters............................................19

Item 6 -       Selected Financial Data........................................20

Item 7 -       Management's Discussion and Analysis of
               Financial Condition and Results of Operations..................21

Item 7A -      Quantitative and Qualitative Disclosures About Market Risk.....33

Item 8 -       Financial Statements...........................................34

Item 9 -       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure............................54

PART III

Items 10 - 13  Directors and Executive Officers of the Registrant.............55

PART IV

Item 14 -      Exhibits, Financial Statement Schedules and Reports
               on Form 8-K....................................................56

SIGNATURES     ...............................................................58

                                     PART I

Preliminary Note Regarding Forward-Looking Statements

     The information set forth in this report in Item 1 "Description of Business" and in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by that section. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company, as well as assumptions relating to the foregoing. With respect to the discussion below under "Year 2000 Compliance," factors that could affect the actual results include the possibility that remediation programs will not operate as intended, the Company's failure to timely or completely identify all software or hardware applications requiring remediation, unexpected costs, and the uncertainty associated with the impact of year 2000 issues on the Company's customers, vendors and others with whom it does business. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Certain factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in Item 1 "Description of Business - Considerations Related to the Company's Business."

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

     Microvision, Inc. ("Microvision" or the "Company"), incorporated in 1993, develops information display technologies that allow electronically generated images and information to be projected to the retina of the viewer's eye. The Company has developed prototype Virtual Retinal Display(TM) ("VRD(TM)") devices, including portable color and monochrome versions and is currently refining and developing its VRD technology for commercial applications. The Company expects to commercialize its technology through the development of products and as a supplier of personal display technology to original equipment manufacturers ("OEMs"). The Company believes the VRD technology will be useful in a variety of applications, including portable communications and visual simulation for defense, medical, industrial and entertainment that may include superimposing images on the user's field of vision. The Company expects that its technology will allow for the production of highly miniaturized, lightweight, battery-operated displays that can be held or worn comfortably. The Company's scanning technology may also be applied to the capturing of images, in such possible applications as a digital camera or a bar code reader. The Company may expend funds in evaluating and developing solutions for possible future products involving this application.

     Information displays are the primary medium through which text and images generated by computers and other electronic systems are delivered to end-users. For decades, the cathode ray tube ("CRT") and, more recently, flat panel displays have been the dominant display devices. In recent years, as the computer and electronics industries have made substantial advances in miniaturization, manufacturers have sought lightweight, low power, cost effective displays to develop more portable products.

     The Company's VRD technology is fundamentally different from previously commercialized display technologies. By scanning a low power beam of colored light to "paint" rows of pixels on the retina of the viewer's eye, the VRD creates a high resolution, full motion image. In certain applications, the image appears in the viewer's field of vision as if the viewer were only an arm's length away from a high quality video screen. The VRD also can superimpose an image on the viewer's field of vision, enabling the viewer to see data or other information projected by the device in the context of his or her natural surroundings. In each case, a high resolution, bright image is created.

     The Company's objective is to be a leading provider of scanned display products and image capture products in a broad range of professional and consumer applications. The Company intends to achieve this objective and to generate revenues through a combination of the following activities: the licensing of technology to OEMs of consumer electronics products; the provision of engineering services associated with cooperative development arrangements and research contracts; and the manufacture and sale of high-performance personal display products to professional users, directly or through joint ventures.

     The Company is in discussions with systems and equipment manufacturers in the defense and aerospace, health care, wireless communications, medical and industrial, and consumer electronics industries to develop or co-develop products that the Company believes to be the most commercially viable. Although the Company is engaged in development and co-development projects, it does not expect commercial sales of products until at least 2000, and commercial sales may not occur until substantially later, if at all.

     The Company's existing prototypes have demonstrated the technical feasibility of the VRD technology and the Company's ability to miniaturize certain of its key components. The Company has completed the development of a mechanical resonant scanner ("MRS"), which the Company believes represents a breakthrough in the miniaturization of scanning devices. The Company believes that the MRS will permit the development of high quality displays using smaller components produced at lower cost than is possible with current alternative technologies. Additional work is in progress to achieve full color capability in miniaturized VRD devices, to expand the "exit pupil" of the VRD system (which defines the range within which the viewer's eye can move and continue to see the image) and to design products for specific applications.

     Fundamental to the Company's technology development strategy is the development of standardized modules for each of the key components of a VRD system. These standardized modules can then be used in unique combinations to create a small number of technology platforms. Each platform is a complete VRD system that can be extended to meet the individual features for an entire family of products for a wide array of applications for various markets.

Considerations Relating to the Company's Business

     The following factors should be considered in evaluating the Company's business and operations:

     Market Acceptance of New Technology. The Company's success will depend on successful development and commercial acceptance of the VRD technology. To achieve commercial success, this technology and products incorporating this technology must be accepted by OEMs and end-users, and must meet the expectations of the Company's potential customer base. There can be no assurance that the VRD technology will achieve market acceptance. See " - Strategy," "- Applications Markets and Products."

     Early Stage of Product Development. Although the Company has developed prototype VRD displays, further research, development and testing are necessary before any products will be available for commercial sale. There can be no assurance that the Company will be successful in further refining the VRD technology to produce marketable products. In addition, delays in the development of products, or the inability of the Company to procure partners for the development of products, may delay the introduction of, or prevent the Company from introducing, products to the marketplace and adversely affect the Company's competitive position, results of operations and financial condition. See "- Applications, Markets and Products."

     Expectation of Losses; Negative Cash Flows. The Company's revenues to date have been generated from development contracts. The Company does not expect to generate significant revenues from product sales in the near future. As of December 31, 1998, the Company had an accumulated deficit since inception of $22,836,000, and the Company expects to continue to incur substantial losses and negative cash flow at least through 2000 and possibly thereafter. There can be no assurance that the Company will become profitable or cash flow positive at any time in the future. The likelihood of the success of the Company must be considered in light of the expenses, difficulties, and delays frequently encountered by businesses formed to pursue development of new technologies. In particular, the Company's operations to date have focused primarily on research and development of the VRD technology and prototypes, and the Company has only during the past year developed marketing capabilities. It is not possible to estimate future operating expenses and revenues based upon historical performance. Operating results will depend, in part, on matters over which the Company has no control, including, without limitation, general economic conditions, technological and other developments in the electronics, computing, information display and imaging industries, and competition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Patents and Protection of Proprietary Technology. The Company's ability to compete effectively in the information display market will depend, in part, on the ability of the Company, the University of Washington and the Company's other licensors to maintain the proprietary nature of the VRD and related technologies. Although the Company's licensors have patented various aspects of the VRD technology, and the Company continues to file its own patent applications, there can be no assurance as to the degree of protection offered by these patents or as to the likelihood that patents will be issued from the pending patent applications. Moreover, these patents may have limited commercial value or may lack sufficient breadth to protect adequately the aspects of the Company's technology to which the patents relate.

     There can be no assurance that competitors in the United States and in foreign countries, many of which have substantially greater resources than the Company and have made substantial investments in competing technologies, will not apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make and sell its products. In addition, the Company is aware of several patents held by third parties that relate to certain aspects of retinal scanning devices. There is no assurance that these patents would not be used as a basis to challenge the validity of the University of Washington's patent rights, to limit the scope of the University's patent rights or to limit the University's ability to obtain additional or broader patent rights. A successful challenge to the validity of the University's patents may adversely affect the Company's competitive position and could limit the Company's ability to commercialize the VRD technology. Moreover, there can be no assurance that such patent holders or other third parties will not claim infringement by the Company or by the University with respect to current and future technology. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually issue with claims that will be infringed by the Company's products or the VRD technology. The defense and prosecution of patent suits is costly and time-consuming, even if the outcome is ultimately favorable to the Company. This is particularly true in foreign countries where the expenses associated with such proceedings can be prohibitive. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require the Company and others to cease selling products that incorporate VRD technology or cease licensing the VRD technology, or require disputed rights to be licensed from third parties. Such licenses may not be available on satisfactory terms, or at all. Moreover, if claims of infringement are asserted against future co-development partners or customers of the Company, those partners or customers may seek indemnification from the Company for damages or expenses they incur.

     The Company also relies on unpatented proprietary technology. Third parties could develop the same or similar technology or otherwise obtain access to the Company's proprietary technology. There can be no assurance that the Company will be able to meaningfully protect its trade secrets, know-how or other proprietary information or to prevent the unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. See "- Intellectual Property and Proprietary Rights."

     Dependence on Future Collaborations; Dependence on Third Parties. The Company's strategy for the development, testing, manufacture and commercialization of the VRD technology and products incorporating the VRD technology includes entering into cooperative development, joint venture or licensing arrangements with corporate partners, OEMs and other third parties. There can be no assurance that the Company will be able to negotiate such arrangements on acceptable terms, if at all, or that such arrangements will be successful in yielding commercially viable products. If the Company is not able to establish such arrangements, it would require additional working capital to undertake such activities at its own expense and would require extensive sales, marketing and manufacturing expertise that it does not currently possess. In addition, the Company could encounter significant delays in introducing the VRD technology into certain markets or find that the development, manufacture or sale of products incorporating the VRD technology in such markets would not be feasible without, or would be adversely affected by the absence of, such agreements. To the extent the Company enters into cooperative development or other joint venture or licensing arrangements, the revenues received by the Company will depend upon the efforts of third parties, and there can be no assurance that such parties will put forth such efforts or that such efforts will be successful. See "- Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Loss of Exclusive License. The Company's success depends on technology that it has licensed from the University of Washington. In 1993, the Company acquired the exclusive rights to the VRD technology under a license agreement with the University of Washington (the "UW License Agreement"). The Company relies on the University of Washington to prepare, file and prosecute patent applications relating to the VRD technology. If the University of Washington were to violate the terms of the UW License Agreement, the Company's operations and business prospects could be materially and adversely affected. In addition, the Company could lose the exclusivity under the UW License Agreement if it fails to respond timely to claims of infringement with respect to the VRD technology. The loss of exclusivity under the UW License Agreement could have a material adverse effect on the Company's business, operating results, and financial condition. See "Business- UW License Agreement."

     Competition and Technological Advances. The information display industry is highly competitive. The Company's products and the VRD technology will compete with established manufacturers of miniaturized CRT and flat panel display devices, including companies such as Sony Corporation and Texas Instruments Incorporated, most of which have substantially greater financial, technical and other resources than the Company and many of which are developing alternative miniature display technologies. The Company also will compete with other developers of miniaturized display devices. There can be no assurance that the Company's competitors will not succeed in developing information display technologies and products that would render the VRD technology or the Company's proposed products commercially infeasible or technologically obsolete. Rapid and significant technological advances have characterized the electronic information display industry. There can be no assurance that the VRD technology or the Company's proposed products will remain competitive with such advances or that the Company will have sufficient funds to invest in new technologies or processes. See "- Competition."

     Year 2000 Compliance. The effect on the Company of an internal Y2K failure, a third party Y2K failure or a combination of internal and external Y2K failures could range from a minor disruption in the Company purchases to an extended interruption in the information technology ("IT") and non-IT systems of third parties whose operations materially impact the Company's operations. Such an interruption could result in a material adverse effect on the

Company's business, operating results and financial position. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance Strategy."

     Lack of Manufacturing Experience. The Company's success depends in part on its ability to manufacture its products and components to meet high quality standards in commercial quantities at competitive prices. The Company currently has no capability to manufacture products in commercial quantities. The Company has only produced prototypes for research, development and demonstration purposes. Accordingly, the Company must obtain access through partners or contract manufacturers to manufacturing capacity and processes for the production of its future products, if any, in commercial quantities, which will require extensive lead time. There can be no assurance that the Company will successfully obtain access to these resources or, if it does, that these resources will meet quality standards. See "- Strategy."

     Capital Requirements. The Company believes that its current cash balances will satisfy its budgeted capital and operating requirements for at least the next 12 months, based on the Company's current operating plan. Actual expenses, however, may exceed the amount budgeted therefor and the Company may require additional capital to fund long-term operations and business development. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can develop the VRD technology, its ability to attract partners for product development and licensing arrangements, and the market acceptance and competitive position of products that incorporate the VRD technology. There can be no assurance that the Company will be able to obtain financing, or that, if it is able to obtain financing, it will be able to do so on satisfactory terms or on a timely basis. If additional funds are raised through the issuance of equity, convertible debt or similar securities, shareholders may experience additional dilution and such securities may have rights or preferences senior to those of the Common Stock. Moreover, if adequate funds were not available to satisfy the Company's short-term or long-term capital requirements, the Company would be required to limit its operations significantly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Dependence on Key Personnel. The Company's success is dependent on its officers and other key personnel and on the ability to attract and retain qualified new personnel. Achievement of the Company's business objectives will require substantial additional expertise in the areas of sales and marketing, technology and product development, and manufacturing. Competition for qualified personnel in these fields is intense, and the inability to attract and retain additional highly skilled personnel, or the loss of key personnel, could have a material adverse effect on the Company's business and results of operations. See "- Employees."

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

     Shares Eligible for Future Sale. The sale of a substantial number of shares of the Company's Common Stock or Public Warrants in the public market or the prospect of such sales could materially and adversely affect the market price of the Common Stock and the Public Warrants. As of December 31, 1998, the Company had outstanding 6,064,626 shares of Common Stock; 2,273,926 Public Warrants to purchase 2,273,926 shares of Common Stock; and private warrants to purchase an aggregate of 69,526 shares of Common Stock. As of that date, the Company had grants outstanding under its stock option plans options to purchase an aggregate of 2,365,151 shares of Common Stock. Almost all of the Company's outstanding shares of Common Stock may be sold without substantial restriction. All shares issued upon exercise of options granted under the Company's stock option plans are available for sale in the public market, subject in some cases to volume and other limitations. The Company also had granted Paulson Investment Company, Inc. and marion bass securities corporation, investment banking firms, the right to purchase 178,075 shares of Common Stock and 178,075 warrants exercisable for 178,075 shares of Common Stock (the "Representatives' Warrants"). The remaining 286,150 shares of Common Stock that are issuable upon exercise of the Representatives' Warrants (including exercise of the warrants included therein) will be eligible for resale without restriction under the Securities Act.

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

Industry Background

     The popularity of personal computing, electronic communication, television and video products has created a worldwide market for display technologies. Information displays are the primary medium through which text and images generated by computer and other electronic systems are delivered to end-users. While early computer systems were designed and used for tasks that involved little interaction between the user and the computer, today's graphical and multimedia information and computing environments require systems that devote most of their resources to generating and updating visual displays. The market for display technologies also has been stimulated by the increasing popularity of portable pagers and cellular phones; interest in simulated environments and augmented vision systems; and the recognition that improved means of connecting people and machines can increase productivity and enhance the enjoyment of electronic entertainment and learning experiences.

     For decades, the CRT has been the dominant display device. A CRT creates an image by scanning a beam of electrons across a phosphor-coated screen, causing the phosphors to emit visible light. The beam is generated by an electron gun and is passed through a deflection system that scans the beam rapidly left to right and top to bottom. A magnetic lens focuses the beam into a small glowing dot on the phosphor screen. It is these rapidly moving spots of light ("pixels") that "paint" the image on the surface of the viewing screen. The next generation of imaging technology, flat panel displays, is now in widespread use in portable computers, calculators, and other personal display devices. The most prevalent flat panel technology is the liquid crystal display ("LCD"), which can consist of hundreds of thousands of pixels, each of which is formed by a single transistor acting on a crystalline material.

     In recent years, as the computer and electronics industries have made substantial advances in miniaturization, manufacturers have sought lightweight, low power, cost effective displays to enable the development of more portable products. Flat panel technologies have made meaningful advances in these areas, and liquid crystal flat panel displays are now commonly used for laptop computers and other electronic products. Both CRT and flat panel technologies, however, pose difficult engineering and fabrication problems for more highly miniaturized products, because of inherent constraints in size, weight and power consumption. In addition, CRT and flat panel displays often become dim and difficult to see in outdoor or other settings where the ambient light is stronger than the light emitted from the screen. The Company believes that as display technologies attempt to keep pace with miniaturization and other advances in information delivery systems, conventional CRT and flat panel technologies will no longer provide the full range of performance characteristics, including high resolution, high level of brightness and low power consumption required for state-of-the-art information systems.

Microvision's Retinal Display Technology

     The Company's VRD technology is fundamentally different from previously commercialized display technologies. VRD systems create an image on the retina like a miniaturized video projector focused on the "projection screen" at the back of the viewer's eye. By continuously scanning a low power beam of colored light to "direct" rows of pixels to the retina of the viewer's eye, the VRD technology creates a high resolution, full motion image. The light source acts on the retina in much the same way as other natural light sources.

     The drive electronics of the VRD technology acquire and process signals from the image or data source to control and synchronize the color mix, "gray-level" and placement of pixels. Color pixels are generated by a modulated light source, which varies the intensity of each of the red, green and blue lights to generate a complete palette of colors and shades. The pixels are then arranged on the retina by a horizontal scanner that rapidly sweeps the light beam to place the pixels into a row, and a vertical scanner, which moves the light beam downward where another row of pixels is drawn. This process is continued until an entire field of "rows" has been placed and a full image appears to the user. Optical elements direct the beam of light through the pupil of the viewer's eye to create an image on the retina.

Strategy

     The Company's objective is to be a leading provider of scanned display and image capture products in a broad range of professional and consumer applications. Key elements of the Company's strategy to achieve this objective are:

     Custom design, manufacture and sale of high performance products. The Company anticipates providing high performance products to professional end-users in markets with lower product volume requirements. The Company expects that end-users in this category will include professionals in the defense, law enforcement, industrial process control and health care industries. The Company believes that, because the unit volume requirements for such end-users are generally lower, demand for such products may be more predictable and the risks associated with production and inventory more easily managed. Depending upon the circumstances, the Company may manufacture these products using standard component suppliers and contract manufacturers as required, or may seek to form one or more joint ventures to manufacture the products.

     Licensing of proprietary technology to OEMs for volume manufacture of products. The Company believes that in consumer markets the ability to compete effectively is largely driven by the ability to price aggressively for maximum market penetration. Significant economies of scale in purchasing, volume manufacturing and distribution are important factors in driving costs downward to achieve pricing objectives and profitability. The Company's strategy will be to seek both initial license fees from such arrangements as well as ongoing per unit royalties.

     Additionally, certain potential applications of the VRD technology, such as pagers or cellular phones, could require integration of the VRD technology with other unrelated technologies. In markets requiring volume production of personal display components or subsystems that can be integrated with non-display components, the Company may provide components, subsystems or systems design technology to OEMs under licensing agreements.

     The Company expects that such relationships generally will involve a period of co-development during which engineering and marketing professionals from OEMs would work with the Company's technical staff to specify, design and develop a product appropriate to the targeted market and application. The Company would charge fees to such OEMs to compensate for the costs of the engineering effort allocated to such development projects. The nature of the relationships with such OEMs may vary from partner to partner depending on the proposed application for the VRD, the product to be developed, and the OEM's design, manufacturing and distribution capabilities. The Company believes that by limiting its own direct manufacturing obligations for consumer products it will reduce the capital requirements and risks inherent in bringing the VRD technology to the consumer market.

     Development of an Intellectual Property Portfolio. The Company believes that it can enhance its competitive position by reducing the cost and improving the performance of its VRD technology and by expanding its portfolio of intellectual property rights. A key part of the Company's technology development strategy includes developing and protecting
(i) concepts relating to the function, design and application of the VRD system;
(ii) component technologies and integration techniques essential to the commercialization of the VRD technology and which are expected to reduce the cost and improve the performance of the system; and (iii) component technologies and integration techniques that reduce technical requirements and accelerate the pace of commercial development. The Company is continuing to develop a portfolio of patented technologies and proprietary processes and techniques that relate directly to the functionality and to the commercial viability of the VRD technology. See "-Technology Development" and " - Intellectual Property and Proprietary Rights."

Applications, Markets and Products

     The Company has identified a variety of potential applications for its VRD technology, including the following:

     Hand-held Communications Devices. Manufacturers of wireless and cellular communications devices have identified a need for products that incorporate personal display units for viewing electronic mail, fax and graphic images on highly miniaturized devices. Existing display technologies have had difficulty satisfying this demand fully because of the requirements that such devices be highly miniaturized, full format, relatively low cost, and offer high resolution and brightness without requiring high levels of power supply. The Company expects that the range of potential products in this category may include cellular phones, pagers, or personal digital assistants that project into view electronic mail messages, faxes, or other information as a bright, sharp image.

     Visualization for Defense, Healthcare, Commercial, Industrial and Consumer Applications. Manufacturers of interactive media products have recognized that the visual experience offered by simulation is enhanced by high resolution, three-dimensional displays projected over a wide field of vision. Although simulated environments traditionally have been used as a training tool for professional use, they are increasingly popular as a means of entertainment, particularly in computer games.

     Augmented vision applications superimpose high contrast, monochromatic or color images and information on the user's view of the surrounding environment as a means of enhancing the safety, precision or speed of the user's performance of tasks. For example, a head-mounted display could superimpose critical patient information such as vital signs, EKG traces, reference materials, X-rays or MRI images in a surgeon's field of vision. For military applications, troops could be equipped with eyeglasses that display high definition imagery that could be viewed without blocking normal vision and could assist in threat detection, reconnaissance and other activities.

     The Company has targeted various market segments for these potential applications, including defense and public safety, healthcare, business, industrial and consumer electronics. The following table identifies product development opportunities within each of these markets.

                                                                      MARKETS
-----------------------------------------------------------------------------------------------------------------------------
 ..........................Defense & Public
 ..........................Safety             Healthcare           Business              Industrial          Consumer
-----------------------------------------------------------------------------------------------------------------------------
       Hand-held          o  Command and     o  Patient status    o  Fax viewing        o  Maintenance      o  E-mail viewing
       Communication         control            monitoring        o  E-mail viewing        and field        o  Internet
       Devices            o  Tactical                             o  Internet access       service             access
                             information
                             systems
                          o  Portable
                             maintenance
                          o  Public safety
                          o  Law
A                            enforcement
P     -----------------------------------------------------------------------------------------------------------------------
P      Simulation and     o  Battlefield     o  Surgical          o  Architecture       o  Training         o  Gaming
L      Entertainment         simulation         training             and interior                           o  On-line
I      Displays           o  Aircraft        o  Endoscopic           design                                    shopping
C                            simulation         surgeries         o  Industrial                             o  Virtual
A                                                                    design                                    reality
T                                                                    simulation
I     -----------------------------------------------------------------------------------------------------------------------
O      Augmented          o  Pilot           o  Overlay           o  Multiple           o  Maintenance      o  Private
N      Vision                information        of patient           screen viewing     o  Inventory           viewing
S                            systems            data during          for securities        control             laptop
                          o  Mine               surgeries            traders            o  Factory             systems
                             detection       o  "Head-down"                                process
                          o  Tactical            viewing of                                control
                             warfare data        patient vitals                         o  Sales
                          o  Personnel                                                     automation
                             status
                             monitor
                          o  GENII
                             soldier
                             system
-----------------------------------------------------------------------------------------------------------------------------

     The Company believes certain market segments will be early adopters of the VRD technology, particularly those applications for which VRD technology, even at an earlier stage of development, can offer significant productivity or performance gains and associated cost savings. The Company believes that military and industrial users will value the ability of personal VRD based displays to superimpose high contrast images on the user's natural field of vision. Similarly, users of wireless devices who have a need to receive critical or timely data through electronic mail, Internet or facsimile transmission are expected to value the performance characteristics that VRD systems are expected to deliver.

Prototypes

     The Company has developed several prototypes to demonstrate the feasibility of the VRD technology. These prototypes are not incorporated into specific commercial products or applications, but rather are demonstration models of the technology. The first prototype developed was a table-top model that received output from a personal computer and generated a full color image. The second and third prototypes are portable hand-held devices. For demonstration purposes, they also connect to a personal computer. The projection optics of the portable prototypes are packaged together with the vertical and horizontal scanners. One demonstrator is monochromatic and fits in an attache case that also houses the electronics that receive and condition the signal. The second demonstrator is a full color model with the electronics that receive and condition the signal being housed in a separate case that is the size of an airline carry-on bag. In 1998, the Company continued to develop prototypes, for Company use and for customers, that demonstrated higher resolution, greater brightness, smaller size and lower power consumption. The following four prototypes were developed: an SVGA (480,000 pixels) color helmet-mounted VRD; a high luminance, SXGA (approximately 1,300,000 pixels) green monochrome helmet-mounted VRD; a high-luminance, SXGA full color head-mounted VRD; and a battery powered, head-mounted red monochrome VRD. Currently under development is a "very high resolution" green monochrome system. During this same period, a color portable SVGA display was specifically developed for use by the Company for marketing purposes.

Technology Development

     The Company's existing prototypes have demonstrated the technological feasibility of the VRD system and the Company's ability to miniaturize certain of its key components. Additional work is in progress to continue miniaturization advances necessary for large scale application, to achieve full color capability in highly miniaturized versions and to design new architectures for specific applications. Research and development expenses for the fiscal years ended December 31, 1998, 1997 and 1996 were $3,305,600, $2,593,900 and
$1,586,700, respectively. All of the Company's contract revenue to date has been derived from performance on development contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Drive Electronics. The Company has identified three areas where additional development of the drive electronics is necessary. The first involves further miniaturization using integrated circuits and advanced packaging techniques. To date, the Company has identified no technological barriers to the further miniaturization of the drive electronics. The second area involves refining the timing and nature of the signals driving the photon source and scanners to improve display quality. The third area of development relates to achieving and improving compatibility of the drive electronics with existing and emerging video standards. The Company's existing prototypes are compatible with current video format standards and the output from most personal computers. In 1998, two electronics architectures were developed, namely a very high resolution subsystem and a low-power subsystem. Both were incorporated into prototypes that were sold to customers. In 1999, the Company intends to develop the VRD technology to conform to a broader range of interface standards, including existing higher resolution standards and emerging standards such as high definition television. For interfaces with emerging video standards, additional development of the drive electronics technology will likely be required.

     Photon Sources. The photon generator is the source of the light beam that creates the image on the retina. In a full color VRD system, red, green and blue photon generators will be used and modulated to generate a mix yielding the desired color and brightness. Low power solid state lasers, laser diodes and light-emitting diodes ("LEDs") are suitable photon generators for the VRD system. Red and green solid state lasers are currently available, but are useful only for VRD applications where cost and size are not critical. Miniaturized visible laser diodes are currently available only in red, although a number of companies are developing blue laser diodes in anticipation of large data storage markets. Miniaturized LEDs are less expensive than laser diodes. The Company expects these LEDs will provide sufficient brightness for certain applications, however, the Company still expects to use laser diodes for augmented vision applications that require maximum brightness. The Company intends to rely on others to complete development of the materials and processes necessary to produce commercial blue and green LEDs and laser diodes. This development is not expected prior to the introduction of the Company's proposed initial products, and as a result the Company's proposed initial full color VRD products may use conventional lasers. However, an important milestone was achieved in 1998 when the Company demonstrated custom green and blue LEDs as potential light sources for certain low power, low cost applications.

     Scanning. A pair of scanners, one horizontal and one vertical, is used to direct the light beam that creates the image on the retina. In laser printers and bar code readers, a spinning or oscillating mirror is used to scan a light beam, but these mechanical scanners are typically too large and too slow for use in miniaturized display settings. To solve this problem, the Company developed a mechanical resonance scanner ("MRS") to create the horizontal scan. In operation, the MRS resembles a very small tuning fork with a mirrored surface. It is tuned to resonate at the exact scanning frequency needed to generate the display, so that very little power is needed to keep it oscillating. Directing the light beam at the vibrating mirror causes the light beam to scan rapidly back and forth horizontally. A second vibrating mirror is used to direct the horizontal beam vertically. The Company believes that its MRS and its vertical scanner counterpart may have significant commercial value independent of VRD applications.

     Continued development of the scanning subsystem of the VRD will be required in order to allow scanning capability for current standard video formats, including high definition television, as well as new digital video standards. Existing designs for scanner and scanner electronics may prove ineffective at higher resolutions and may need to be replaced with alternative scanning methods. In 1998 the Company demonstrated smaller "micro-electro-mechanical system" (MEMS) versions of both horizontal and vertical scanners. With the availability of both MRS and MEMS scanning systems, the Company achieved important flexibility from the standpoint of developing optimal architectures for potential products.

     Optics. For applications where the VRD device is to be worn, it is desirable to have an exit pupil (the range within which the viewer's eye can move and continue to see the image) of 10 to 15 millimeters. The Company has recently developed an expanded exit pupil of approximately 15 millimeters, which was demonstrated in a full color system. Continued design and engineering of this expanded exit pupil is required to develop commercial applications. In 1998, Company engineers developed optics designs for both monocular (one-eye) and biocular (two-eye) prototypes. A full "binocular" system was also developed and shipped to a customer. This system offered viewing of 3-dimensional imagery. The Company's ongoing optics development is directed at the creation of optical systems that are lightweight, high performance and cost-effective to manufacture.

Intellectual Property and Proprietary Rights

     In 1993, the Company acquired the exclusive rights to the VRD technology under the UW License Agreement. Additional development of the VRD technology took place at the University's Human Interface Technology Lab (the "HIT Lab") pursuant to a research agreement between the Company and the University (the "Research Agreement"). See " - University of Washington License Agreement." The University has received seven patents on the VRD technology and the MRS and has an additional seventeen U.S. patent applications pending in the United States and in certain foreign countries, all of the rights to which have been exclusively licensed to the Company.

     The Company's ability to compete effectively in the information display market will depend, in part, on the ability of the Company, the University of Washington and other licensors to maintain the proprietary nature of the VRD technology or other technologies, including claims related to the ability to superimpose images on the user's field of view; a VRD using optical fiber; an expanded exit pupil; and the MRS.

     During 1998, the Company entered into a license agreement with a third party whereby the Company acquired an exclusive license to certain intellectual property related to the design and fabrication of a microminiature scanner using semiconductor fabrication techniques. The licensor has received four patents and has 11 patent applications pending pertaining to the intellectual property licensed by the Company.

     The Company also generates intellectual property as a result of its ongoing performance on development contracts and as a result of the Company's internal research and development activities, and has filed seven patent applications in its own name resulting from these activities. The inventions covered by such applications generally address and accommodate component miniaturization, specific implementation of various system components and design elements to facilitate mass production.

     The Company considers protection of these key enabling technologies and components to be a fundamental aspect of its strategy to penetrate diverse markets with unique products. As such, it intends to continue to develop its portfolio of proprietary and patented technologies at the system, component, and process levels.

     The Company also relies on unpatented proprietary technology. To protect its rights in these areas, the Company requires all employees and where appropriate, contractors, consultants, advisors and collaborators to enter into confidentiality and noncompetition agreements. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. In addition, the University of Washington retains the right to publish information regarding the VRD technology for academic purposes.

     The Company filed for registration of the marks "Virtual Retinal Display" and "VRD" in the United States Patent and Trademark Office. The marks were examined and entered into the opposition phase, where an opposition was filed. The Company believes the opposition filing is without merit and that the Company should prevail in the proceedings. Regardless of the outcome, the Company believes that it will be entitled to continue to use the terms "Virtual Retinal Display" and "VRD."

University of Washington License Agreement

     The VRD technology was originally developed at the University of Washington's HIT Lab by a team of technicians and engineers under the direction of Dr. Thomas A. Furness, III. In 1993, the Company secured the exclusive rights to the VRD technology and associated intellectual property from the University of Washington pursuant to the UW License Agreement. The scope of the license covers all possible commercial uses of the VRD technology worldwide, including the right to grant sublicenses. The license expires upon the expiration of the last of the University's patents that relate to the VRD, unless sooner terminated by the Company or the University. In granting the license, the University retained limited non-commercial rights with respect to the VRD technology, including the right to use the technology for non-commercial research and for instructional purposes and the right to comply with applicable laws regarding the non-exclusive use of the technology by the United States government. The University also has the right to consent to the Company 's sublicensing arrangements and to the prosecution and settlement by the Company of infringement disputes.

     The Company could lose the exclusivity under the UW License Agreement if the Company fails to respond to any infringement action relating to the VRD technology within 90 days of learning of such claim. In the event of the termination of the Company's exclusivity, the Company would lose its rights to grant sublicenses and would no longer have the first right to take action against any alleged infringement. In addition, each of the Company and the University of Washington has the right to terminate the License Agreement in the event that the other party fails to cure a material breach of the Agreement within 30 days of written notice of the breach. The Company may terminate the License Agreement at any time by serving 90 days prior written notice on the University of Washington. In the event of any termination of the License Agreement, the license granted to the Company would terminate.

     Under the terms of the UW License Agreement, Microvision agreed to pay a non-refundable fee of $5,133,500 (the "License Fee") and to issue to the University and to the inventors of the VRD technology, including Dr. Furness, shares of the Company's Common Stock. In addition, the University of Washington is entitled to receive certain ongoing royalties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In August 1997, the Company made the final payment due under the Research Agreement, which resulted in the Company having paid in full the $5,133,500 license fee due under the UW License Agreement. In the event the Company defaults on its obligations, including the royalty obligation, the University of Washington may terminate the License Agreement.

     At the same time it entered into the UW License Agreement, Microvision contracted with the HIT Lab and the Washington Technology Center to fund further research and development of the VRD technology pursuant to the Research Agreement. The Research Agreement called for the Company to pay $5,133,500 to the University of Washington over a four year term. Payments made pursuant to the Research Agreement were credited against the License Fee. Any intellectual property developed by the HIT Lab pursuant to the Research Agreement is included in the exclusive license granted to Microvision under the UW License Agreement. In October 1997, the Company and the University of Washington agreed to extend the term of the Research Agreement from October 31, 1997 through March 31, 1998, at no additional cost to the Company, in order to enable the University of Washington to complete performance of certain research activities under the Research Agreement. In August 1997, the Company made the final payment due under the Research Agreement. In March 1998, the Company and the University of Washington again agreed to extend the terms of the Research Agreement from April 1, 1998 through December 31, 1998, at no additional cost to the Company, in order to enable the University of Washington to complete performance of certain research activities under the Research Agreement. The Research Agreement terminated on December 31, 1998. See Note 7 of Notes to the Financial Statements.

Human Factors and Safety

     As part of its research and development activities, the Company conducts ongoing research as to the cognitive, physiological and ergonomic factors that must be addressed by products incorporating VRD technologies and the safety of VRD technology, including such issues as the maximum permissible laser exposure limits established by American National Standards Institute ("ANSI"). Researchers from the HIT Lab have concluded that laser exposure to the retina under normal operating conditions would be below the calculated maximum permissible exposure level set by ANSI.

Competition

     The information display industry is highly competitive. The Company's products and the VRD technology will compete with established manufacturers of miniaturized CRT and flat panel display devices, including companies such as Sony Corporation and Texas Instruments Incorporated, most of which have substantially greater financial, technical and other resources than the Company and many of which are developing alternative miniature display technologies. The Company also will compete with other developers of miniaturized display devices. There can be no assurance that the Company's competitors will not succeed in developing information display technologies and products that would render the VRD technology or the Company's proposed products commercially infeasible or technologically obsolete.

     The electronic information display industry has been characterized by rapid and significant technological advances. There can be no assurance that the VRD technology or the Company's proposed products will remain competitive with such advances or that the Company will have sufficient funds to invest in new technologies or products or processes. Although the Company believes that its VRD technology and proposed display products could deliver images of a quality and resolution substantially better than that of commercially available miniaturized LCD and CRT-based display products, there is no assurance that manufacturers of LCDs and CRTs will not develop further improvements of screen display technology that would eliminate or diminish the anticipated advantages of the Company's proposed products.

Other Technology Investment

     The Company intends to pursue the acquisition and development of other imaging and display technologies as opportunities to do so arise.

     In March 1994, the Company entered into a second exclusive license agreement with the University of Washington to commercialize imaging technology unrelated to the VRD technology. This technology involves the projection of data and information onto the inside of a dome that is placed over the viewer's head. This imaging technology is referred to as HALO. The HALO license agreement requires the Company to pay $175,000 to the University, and to issue 93,750 shares of Common Stock to the University and the inventors of the technology, $75,000 and 31,250 shares of Common Stock upon filing of the first patent and $100,000 and 62,500 shares of Common Stock upon issuance of the first patent. See Note 7 of Notes to the Financial Statements.

Employees

     As of March 31, 1999, Microvision had 95 employees and seven contractors. The Company's employees are not subject to any collective bargaining agreements and management regards its relations with employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

     On April 12, 1999, the Company completed its move to its new headquarters located at 19910 North Creek Parkway, Bothell, Washington, where the Company initially leases approximately 67,500 square feet of combined use office and laboratory space. The Company also has a commitment to lease between 25,000 and 34,000 additional square feet during the fourth year of the seven year lease. See "--Liquidity and Capital Resources."

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to, nor is its property subject to, any material pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the shareholders of the Company was held on October 15, 1998.

     Richard F. Rutkowski, Stephen R. Willey, Richard A. Raisig, Jacob Brouwer, Robert A. Ratliffe, Richard Cowell, and Walter J. Lack were elected as directors for one year terms expiring at the next annual meeting of shareholders.

     The amendment of the Company's 1996 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance upon exercise of options granted under the Plan from 750,000 to 3,000,000 shares was approved.

     The appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the year ending December31, 1998 was approved.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND WARRANTS; RELATED SHAREHOLDER MATTERS.

     The Company's Common Stock and Public Warrants are traded on the Nasdaq National Market under the symbols "MVIS" and "MVISW," respectively. As of March 25, 1999, there were 149 holders of record of 6,159,399 shares of Common Stock and ten holders of record of 2,273,926 Public Warrants. The Company has never declared or paid cash dividends on the Common Stock. The Company currently anticipates that it will retain all future earnings to fund the operation of its business and does not anticipate paying dividends on the Common Stock in the foreseeable future.

     The Company's Common Stock and Public Warrants began trading publicly on August 27, 1996. The quarterly high and low sales prices of the Company's Common Stock and Public Warrants for each full quarterly period in the last two fiscal years and the year to date as reported by the Nasdaq National Market are as follows:

                               Common Stock              Public Warrants
                           --------------------       --------------------
Quarter Ended                  High         Low           High         Low
-------------              --------    --------       --------    --------
March 31, 1997              7 11/16      3 1/2         2 11/16       15/16
June 30, 1997               6 7/8        5 3/16        2 7/8       1 1/2
September 30, 1997         18 3/4        5 1/4         8 3/8       1 1/2
December 31, 1997          19 1/4       11 3/8         9 5/8       5 3/8

March 31, 1998             16 3/8       12 1/2         7 7/8       5 1/4
June 30, 1998              14 7/8        8 5/8         7 13/16     3 1/8
September 30, 1998         11 15/16      6             4 17/32     1 1/2
December 31, 1998          13 1/2        4 9/16        3 1/4       1 3/4

March 31, 1999             16 3/4       11 3/8         8 3/8       4 11/16

     On March 31, 1999, the closing sale price for the Common Stock was $16.625 and the closing sale price for the Public Warrants was $7.750.

ITEM 6.  SELECTED FINANCIAL DATA

     The statement of operations data set forth below with respect to the years ended December 31, 1998, 1997 and 1996, and the balance sheet data at December 31, 1998 and December 31, 1997 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The statement of operations data for the years ended December 31, 1995 and 1994 and the balance sheet data at December 31, 1996, 1995 and 1994 are derived from audited financial statements not included herein.

                             Selected Financial Data
                      (in thousands, except per share data)

                                                                   Years Ended December 31,
                                              -------------------------------------------------------------------
                                                 1998           1997           1996           1995           1994
                                              -------        -------        -------        -------        -------
Statement of Operations Data
     Contract revenue                         $ 7,074        $ 1,713        $   102        $    29        $    --
     Net loss                                  (7,328)        (4,945)        (3,457)        (2,944)        (2,812)
     Net loss per share                         (1.22)          (.85)          (.90)          (.63)            --
     Weighted average shares
        outstanding                             5,994          5,806          3,832          4,677

Balance Sheet Data
     Cash, cash equivalents and               $ 2,269        $ 8,841        $14,266        $    99        $    68
          investments held for
          resale
     Working capital                            1,358          8,441         13,321           (376)           (30)
     Total assets                               6,362         10,741         14,565            179            138
     Capital lease obligations                    418             92             --             --             --
     Total shareholders' equity
          (deficit)                             2,589          9,164         13,509           (365)           (10)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company commenced operations in May 1993 to develop and commercialize technology for displaying images and information onto the retina of the eye. In 1993, the Company acquired an exclusive license to the Virtual Retinal Display from the University of Washington and entered into a research agreement with the University of Washington to further develop the VRD technology. The Company was in the development stage through the period ended December 31, 1996. In connection with its development activities, the Company incurred costs to incorporate and establish its business activities as well as to develop and market the VRD technology. Since the completion of its initial public offering in August 1996, the Company also has established and equipped its own in-house laboratory for the continuing development of the VRD technology and has transferred the research and development work from the HIT Lab to the Company. The Company has incurred substantial losses since its inception and expects to continue to incur significant operating losses over the next several years.

     The Company currently has several prototype versions of the VRD including monochromatic and color portable units and a full color table-top model. The Company expects to continue funding prototype and demonstration versions of products incorporating the VRD technology throughout 1999. Future revenues, profits and cash flow and the Company's ability to achieve its strategic objectives as described herein will depend on a number of factors including acceptance of the VRD technology by various industries and OEMs, market acceptance of products incorporating the VRD technology and the technical performance of such products. See "Description of Business - Considerations Related to the Company's Business."

Plan of Operation

     The Company intends to continue entering into strategic co-development relationships with systems and equipment manufacturers to pursue the development of commercial products incorporating the VRD technology. In 1997, the Company hired a Vice President, Sales with experience in technical product sales to pursue development contracts as well as strategic relationships with systems integrators and equipment manufacturers for the joint development of commercial products incorporating the VRD technology. In March 1999, the Company hired a Vice President, Marketing to identify and assess the various market and product opportunities available to the Company for the commercialization of the VRD technology and to identify and evaluate potential co-development partners. The Company plans to continue to expand its sales and marketing staff in support of its objective of commercializing the VRD technology.

     The Company plans to continue to pursue, obtain and perform on development contracts, with the expectation that such contracts will lead to products incorporating the

Company's VRD technology as well as to further the development of the VRD technology. The Company also plans to continue investing in ongoing innovation and improvements to the VRD technology, including the development of component technology and additional prototypes, as well as design of subsystems and potential products. In March 1999, the Company hired a Vice President, Research & Development with experience in product development and technology commercialization to lead the Company's research and product development efforts, manage the performance of revenue contracts, and direct the Company's internal research and product development activities. The Company has established, staffed, and equipped in-house laboratories to support its performance on development contracts as well as VRD technology development. The Company intends to continue hiring qualified technical personnel to achieve the Company's technology development objectives.

Results of Operations

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED
DECEMBER 31, 1997.

     Contract Revenue. Contract revenue increased by $5,361,400 to $7,074,100 in 1998 from $1,712,700 in 1997. The increase resulted from a higher level of development contract business in 1998 over that performed in 1997 on contracts entered into in both 1998 and 1997. The Company's customers include both the United States Government and various commercial enterprises, representing approximately 83% and 17%, respectively, of total revenue during 1998, and 37% and 63%, respectively, of total revenue during 1997. The Company expects its sources of revenue to fluctuate from year to year. See Note 2 of Notes to the Financial Statements.

     During 1998, the Company entered into several development contracts with both commercial and government entities for further development of the VRD technology directed toward meeting specific customer applications.

     In the commercial segment in 1998, the Company announced that it had entered into a contract with the Wallace-Kettering Neuroscience Institute to collaborate on the design and manufacture of an advanced head-wearable display for use in neurosurgery. The display, which will provide "see-through" readability using the Company's VRD technology, is designed to allow surgeons to conveniently view anatomical images and other information during surgery. Also during 1998, the Company and Saab AB, in collaboration with Ericsson Saab Avionics AB, agreed to extend and broaden the company's commercial development program to develop the next generation high-resolution, helmet-mounted display technology for use in advanced aircraft display systems. During the year, the Company delivered its second helmet-mounted display to Saab AB and Ericsson Saab Avionics AB. The full-color, high-resolution system was designed to deliver unprecedented image fidelity for fighter pilots.

     In the defense segment in 1998, the Company entered into a $1 million contract with the U.S. Army's Battle Command Battle Lab to build a head-worn display with the objective of replacing the desktop monitor at a workstation within its tactical operations center. The prototype will be a light weight, dual eye (biocular) head-worn device with full color and high resolution. During the year, the Company received a Phase II Small Business Innovation Research (SBIR) contract for the development of a high fidelity head-mounted display for use in flight simulators for training military pilots. The $1.1 million contract combines contributions from the Department of Defense, and Saab Ericsson Avionics, the Company's commercial partner, in the project. In June, the Company received a $583,000 Phase II SBIR from the U.S. Air Force to develop a wide field of view head-mounted display system using the Company's VRD technology. The display is designed to allow Command, Control, Communications, Computers and Intelligence personnel to view large amounts of mission and situation critical data through a lightweight eyewear display system, resembling glasses. Also in 1998, the Company announced that it had entered into a contract to develop a lightweight, head wearable display for the U.S. Navy. The VRD enabled display, which features daylight "see-through" readability, will be used on Navy vessels to provide enhanced user interface to complex on-board information systems. The demonstrator was delivered to the U.S. Navy in December 1998.

     Cost of Revenue. Cost of revenue includes both the direct and indirect costs of performing on revenue contracts as well as the additional staff and related support costs associated with building the Company's technical capabilities in preparation for performing additional contracts expected to be entered into by the Company in 1999 and thereafter. Cost of revenue also includes amounts invested by the Company in research and development activities undertaken in conjunction with work performed in fulfillment of development contracts.

     Cost of revenue increased by $4,596,700 to $6,416,900 in 1998 from $1,820,200 in 1997. The increase includes increases in both the direct and indirect costs incurred in the performance of development contracts resulting from a higher level of development contract business as well as a higher level of expenses incurred for staff, and related support costs associated with building the Company's technical capabilities and capacity to perform on expected future development contracts. The higher level of expense in 1998 over 1997 also reflects a higher level of investment made by the Company in developing its technology through work performed on development contracts, in addition to costs incurred on its own internal research and development projects. See "--Research and Development Expense."

     The Company expects that the cost of revenue on a dollar basis will increase in the future. This increase likely will result from additional development contact work that the Company will be performing and the commensurate growth in the Company's personnel and technical capacity. The cost of facilities is also expected to increase as a result of the Company's relocation of its headquarters to larger facilities in April 1999. See "--Liquidity and Capital Resources." As a percentage of contract revenue, the Company expects that the cost of revenue will decline over time as the Company realizes economies of scale associated with a higher level of development contract business and as the Company's expenditures incurred to increase its technical capabilities and capacity become less as a percentage of a higher level of revenues.

     Research and Development Expense. Research and development expense consists of compensation and related support costs of employees and contractors engaged in internal research and development activities; payments made for lab operations, outside development and processing work; payments made under the Research Agreement in 1997 and prior years; fees and expenses related to patent applications and patent prosecution; and other expenses incurred in support of the Company's on-going internal research and development activities. Included in research and development expenses are costs incurred in acquiring and maintaining licenses of technology from other companies, options or other rights to acquire or use intellectual property, either related to the Company's VRD technology or otherwise. To date, the Company has expensed all research and development costs. See Note 2 of Notes to the Financial Statements.

     Research and development expenses increased by $711,700 to $3,305,600 in 1998 from $2,593,900 in 1997. In 1997 the Company made payments totaling $962,500 to the University of Washington pursuant to the Research Agreement. With the final payment on the Research Agreement having been made in 1997, no such payments to the University of Washington were required or made in 1998. The balance of the expenses of $3,305,600 and $1,631,400 in 1998 and 1997 respectively, were incurred directly by the Company to further develop the VRD technology and to build the Company's research and product development capabilities through the addition of staff and equipment and related supporting costs. In addition, during 1998, the Company acquired an exclusive license on patents and other intellectual property related to the design and manufacture of a microminiature silicon scanner using microelectromechanical technology. The costs and expenses related to this acquisition are included in research and development expense in 1998.

     The increase in research and development expenses of $711,700 in 1998 over 1997 reflects continued implementation of the Company's operating plan, which calls for building its technical staff and supporting activities to further develop the Company's technology; establishing and equipping its own laboratories; and developing or acquiring intellectual property related to the Company's business.

     The Company believes that a substantial level of continuing research and development expense will be required to further commercialize the VRD technology and to develop products incorporating the VRD technology. Accordingly, the Company anticipates that it will continue to commit substantial resources to research and development, including hiring additional technical and support personnel, and that these costs will continue to increase in future periods.

     Marketing, General and Administrative Expense. Marketing, general and administrative expenses include compensation and support costs for the Company's sales, marketing, management and administrative staff and their related activities, and for other general and administrative costs, including legal and accounting costs, costs of consultants and professionals and other expenses.

     Marketing, general and administrative expenses increased by $1,827,100 to $4,904,600 in 1998 from $3,077,500 in 1997. The increase includes increased aggregate compensation and associated support costs for employees and contractors, including those employed at December 31, 1997 and those hired subsequent to that date, in sales and marketing and in management and administrative areas. The Company expects marketing, general and administrative expenses to increase substantially in future periods as the Company adds to its sales and marketing staff, makes additional investments in sales and marketing activities to support commercialization of its VRD technology and development of anticipated products and as it increases the level of corporate and administrative activity.

     Other Income. Other income of $222,500 in 1997 resulted from the reduction of an accrued liability for litigation upon settlement of the matter at a lesser amount than the established reserve.

     Interest Income and Expense. Interest income decreased by $307,700 to $307,100 in 1998 from $614,800 in 1997. This decrease resulted from lower average cash and investment balances in 1998, representing the remaining net proceeds received by the Company from its initial public offering in August 1996.

     Interest expense increased by $78,200 to $81,600 in 1998 from $3,400 in 1997. This increase resulted from interest related to assignments of certain accounts receivable under the Company's accounts receivables assignment facility and increased interest expense related to capital lease obligations entered into in 1998 and 1997.

     Income Taxes. At December 31, 1998 the Company has net operating loss carry-forwards of approximately $17,866,500 for federal income tax reporting purposes. The net operating losses will expire beginning in 2005 if not previously utilized. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of the Company's shareholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carry-forwards. The Company has determined that such a change occurred during 1995 and the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $761,000. An additional change occurred in 1996; however, the actual amount of the annual limitation is not significant.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED
DECEMBER 31, 1996

     Contract Revenue. Contract revenue increased by $1,610,500 to $1,712,700 in 1997 from $102,200 in 1996. The increase resulted from the Company recognizing revenue from various contracts entered into in 1997, which exceeded the recognition of contract revenue in 1996. See Note 2 of Notes to the Financial Statements.

     During 1997, the Company entered into several development contracts with both commercial and defense entities for further development of the VRD technology directed toward meeting specific customer applications.

     In the commercial segment, the Company entered into a contract with Saab AB, in collaboration with Ericsson Saab Avionics AB to explore the possibilities of advanced visual display systems incorporating the VRD technology. The Company was also contracted by The Boeing Company to build a technology demonstration system incorporating the VRD technology. The Company delivered the demonstrator to the Boeing Company in August 1997, which was the Company's first full color VRD system to be delivered to any customer. Also during 1997, the Company entered into a third commercial development contract to incorporate its VRD technology into advanced helmet-mounted display systems for fixed wing military aircraft.

     In the defense segment, the Company was awarded a multi-million dollar contract to build a helmet-mounted display system based on the VRD technology for the Army's ACIS Comanche Compatible Common Helmet Program. The phase one contract, exceeding $4 million, calls for the Company to provide the U.S. Army with a prototype display system that incorporates a higher performance alternative to commercial helmet-mounted display technologies currently in use.

     The defense segment also included two Small Business Innovation Research
(SBIR) contracts with the United States Air Force. One SBIR is to initiate the development of a full color, high definition, head-mounted display for pilot training applications. The second SBIR is to explore the development of very wide field of view, immersive display systems for command, control, communications, and computer information systems. The Company was awarded its third SBIR from the United States Army to initiate the development of a high-definition, head-mounted display to present visual imagery to helicopter pilots in an operation flight simulator.

     Cost of Revenue. Cost of revenue includes both the direct and indirect costs of performing on revenue contracts as well as the additional staff and related support costs associated with building the Company's technical and managerial capabilities in preparation for performing on additional contracts expected to be entered into by the Company in 1999 and thereafter. Cost of revenue also includes amounts invested by the Company in research and development activities undertaken in conjunction with work performed in fulfillment of development contracts.

     Cost of revenue increased by $1,618,400 to $1,820,200 in 1997 from $201,800 in 1996. The increase includes increases in both the direct and indirect costs incurred in the performance of development contracts resulting from a higher level of development contract business as well as a higher level of expenses incurred in staff and related support costs associated with building the Company's technical capabilities and capacity to perform on expected future development contracts. The higher level of expense in 1997 over 1996 also reflects a higher level of investment made by the Company in developing its technology through work performed on development contracts in addition to that performed on its own internal research and development projects. See "--Research and Development Expense."

     Research and Development Expense. Research and development expense consists of compensation and related support costs of employees and contractors engaged in internal research and product development activities; costs incurred for lab materials, outside development and processing work; payments made under the Research Agreement; fees and expenses related to patent applications and patent prosecution; and other expenses incurred in support of the Company's on-going internal research and development activities. To date, the Company has expensed all such costs. See Note 2 of Notes to the Financial Statements.

     Research and development expenses increased by $1,007,200 to $2,593,900 in 1997 from $1,586,700 in 1996. The Company made payments totaling $962,500 and $1,283,400 in 1997 and 1996 respectively to the University of Washington pursuant to the Research Agreement. The balance of the expenses of $1,631,400 and $303,300 in 1997 and 1996 respectively, were incurred directly by the Company to further develop the VRD technology and to build the Company's research and product development capabilities through the addition of staff and equipment and related supporting costs.

     The increase in research and development expense of $1,007,200 in 1997 over 1996 reflects implementation of the Company's operating plan, which calls for building its technical staff and supporting activities to further develop the Company's technology, independent of work performed at the University of Washington pursuant to the Research Agreement.

     Marketing, General and Administrative Expense. Marketing, general and administrative expenses include compensation and support costs for the Company's sales, marketing, management and administrative staff and their related activities and for other general and administrative costs, including legal and accounting costs, costs of consultants and professionals and other expenses.

     Marketing, general and administrative expenses increased by $1,227,700 to $3,077,500 in 1997 from $1,849,800 in 1996. The increase includes increased aggregate compensation and associated support costs for employees and contractors, including those employed at December 31, 1996 and those hired subsequent to that date, in sales and marketing and in management and administration.

     Other Income. Other income of $222,500 in 1997 resulted from the reduction of an accrued liability for litigation upon settlement of the matter at a lesser amount than the established reserve.

     Interest Income and Expense. Interest income increased by $334,800 to $614,800 in 1997 from $280,000 in 1996. This increase resulted from higher average cash and investment balances in 1997, representing the remaining net proceeds received by the Company from its initial public offering in August 1996.

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

     In July 1996, the Company raised net proceeds of $707,500 in a private placement of $750,000 in principal amount of its 7% Convertible Subordinated Notes due 1997 (the "7% Notes"). From November 25, 1996, through March 15, 1997, the 7% Notes were redeemable at the option of the noteholder at par (plus accrued and unpaid interest) plus 6,000 shares of Common Stock for every $100,000 principal so redeemed. In November and December 1996, the 7% Notes were redeemed in full (plus accrued interest) and 45,000 shares of Common Stock were issued to the noteholders. See Note 6 of Notes to the Financial Statements.

     Through December 31, 1998, the Company had incurred an accumulated deficit of $22,836,000, of which $5,133,500 represented payments made to the University of Washington to fund the research and development of its VRD technology pursuant to the terms of the Research Agreement, and $2,357,300 represented non-cash expenses for compensation and services associated with the issuances of stock, warrants and options.

     In 1998, the Company established a non-recourse receivables assignment facility (the "Facility") with a financial institution. The Facility allows the Company to assign accounts receivable to the financial institution on a non-recourse basis for cash. The maximum amount of assigned but uncollected receivables at any one time is $2,500,000. The Facility, which carries an administrative fee and an interest discount, expires on September 24, 1999. As of December 31, 1998, approximately $696,800 of receivables were assigned under this Facility and were recorded by the Company as a reduction of trade accounts receivable. See Note 5 to Notes to the Financial Statements.

     In January 1999, the Company raised $5,000,000 from the sale of convertible preferred stock to a private investor in a private placement. Unless converted sooner at the election of the investor, the convertible preferred stock will automatically convert into 400,000 shares of common stock at the end of its five-year term. The convertible preferred stock carries a cumulative dividend of 4% per annum, payable in cash or additional convertible preferred stock at the election of the Company. The investor also acquired two options to purchase additional convertible preferred stock, one with a six-month maturity and one with a nine-month maturity from the closing date of the transaction. Terms of the transaction include certain rights for the investor to have the common stock issuable upon conversion of the preferred stock registered under the Securities Act of 1933 (the "Securities Act") for resale by the holders thereof. See Note 11 of Notes to the Financial Statements.

     In April 1999, the Company raised $6,000,000 from the sale of 440,893 shares of common stock to a private investment fund in a private placement. The investor also acquired two warrants to purchase additional common stock, one with a five-year term and the other with a one-year term. Under the terms of the agreement, the Company will register the shares issued in the initial sale and underlying the two warrants for resale by the holders thereof in accord with the Securities Act. Terms of the transaction include a provision that could result in a one-time issuance of additional shares, up to a fixed maximum, if the market price, as defined in the purchase agreement, of the Company's common stock on the date of effectiveness of the registration statement is less than the market price of the common stock on the closing date of the initial sale. See Note 11 of Notes to the Financial Statements.

     In October 1998, the Company entered into a lease for office space to house the Company's operations over the longer term by providing space to accommodate planned growth in staff, lab and production space requirements. Under the terms of the lease, the Company will lease between 92,000 square feet and 101,000 square feet over the first four years of the seven-year term of the lease. Based on the initial commitment of approximately 67,500 square feet, the base rent expense during the first year of occupancy is approximately $951,500, increasing to approximately $1,002,300 in the second year. The lease is a triple net lease, which requires the Company to pay operating expenses in addition to the base rent. The lease terms include an option for the Company to extend the initial lease term for one period of five years, a second option to extend for an additional period of two years, and other options to acquire additional space during the initial seven-year term should the need arise. The terms of the lease require the Company to provide the landlord with a lease bond in the amount of $1,150,000 as credit enhancement for the lease. As of December 31, 1998, $400,000 of the required lease bond had been issued, with the remaining $750,000 being issued in January 1999. The Company was required to secure one-half of the lease bond with a letter of credit. The Company was further required to secure the full amount of the letter of credit with cash. The requirement to maintain the lease bond can be terminated when the Company meets certain financial criteria as described in the lease. In January 1999, the Company exercised its option to finance $420,000 of tenant improvements through the landlord and provided a letter of credit to support the borrowing. The Company was required to secure the entire amount of the letter of credit with cash. The amount of the letter of credit required is reduced over the term of the borrowing based on repayments made. Repayment of the borrowing will be included in the Company's rent. The Company completed its relocation into this facility in April 1999.

     The Company's future expenditures and capital requirements will depend on numerous factors, including the progress of its research and development program, the progress in commercialization activities and arrangements, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments and the ability of the Company to establish cooperative development, joint venture and licensing arrangements. In order to maintain its exclusive rights under the UW License Agreement, the Company is obligated to make payments with respect to royalties on the VRD. See "Description of Business- University of Washington License Agreement." If the Company is successful in establishing OEM co-development and joint venture arrangements, it is expected that the Company's partners would fund certain non-recurring engineering costs for product development. Nevertheless, the Company expects its cash requirements to increase significantly each year as it expands its activities and operations.

     At December 31, 1998, the Company's total cash, cash equivalents and short-term investment securities balance was $2,269,000. The Company believes that this balance, together with the $5,000,000 of proceeds received in January 1999 from the sale of convertible preferred stock and the $6,000,000 of proceeds received in April 1999 from the sale of common stock, will satisfy its budgeted cash requirements for at least the next 12 months, based on the Company's current operating plan. Actual expenses, however, may exceed the amounts budgeted therefor and the Company may require additional capital earlier to develop its products, to respond to competitive pressures or to meet unanticipated development difficulties. The Company's operating plan calls for the purchase and installation of certain laboratory equipment and facilities and the addition of technical and business staff. The operating plan also provides for the development of strategic relationships with systems and equipment manufacturers. See "Description of Business." There can be no assurance that additional financing will be available to the Company or that, if available, it will be available on terms acceptable to the Company on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, the Company may be required to limit its operations significantly. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can, directly or through arrangements with OEMs, introduce products incorporating the VRD technology and the market acceptance and competitive position of such products. See "Description of Business - Considerations Related to the Company's Business
- Capital Requirements."

Year 2000 Compliance Strategy

     The Company has developed and is implementing a comprehensive strategy for updating its information technology ("IT") and non-IT systems for Year 2000 ("Y2K") compliance. These systems include PC-based hardware, embedded systems, enterprise software (available Company-wide) and individual software (available on a user-by-user basis). The Company's strategy for achieving Y2K compliance includes evaluating its current systems and software for Y2K compliance, purchasing new systems and software where necessary and developing contingency plans for those systems that the Company cannot control.

     Essentially all of the Company's IT systems have been purchased within the last three years. During that period, Y2K compliance has been a consideration in the purchase of all of the Company's primary IT and non-IT systems. The Company believes that it has currently reached the following levels of compliance:

                                             Current Level
              Technology                     of Compliance
              ----------                     -------------

              PC-based hardware                   90%
              Embedded systems                    25%
              Enterprise software                 70%
              Individual software                 50%

     In April 1999, the Company moved its headquarters and commenced a new lease with a different lessor. See "-- Liquidity and Capital Resources." Pursuant to the terms of the lease, the lessor is responsible for making the systems serving the facility "Year 2000 Compliant."

     The Company's strategy includes identifying third parties whose failure to be Y2K compliant could have a material adverse impact on the Company's operations or financial condition. This process includes examining the Company's interaction with other IT systems including those of vendors and parties with which it communicates via e-mail and other information systems. The Company plans to request a statement from all significant vendors and third parties reporting their Y2K compliance status. If such vendors or other third parties raise Y2K compliance concerns, the Company plans to utilize backup vendors that are Y2K compliant. In addition, the Company is requesting a statement from all of its customers regarding their levels of Y2K compliance.

     The Company presently expects its overall Y2K assessment to be completed the second quarter of 1999. There is no assurance, however, that taking the steps described within the proposed timeframe will ensure complete Y2K compliance.

     To date, the cost of the Company's Y2K compliance strategy has been immaterial. The Company will have a budget of potential expenditures relating to its Y2K compliance strategy upon completion of its assessment in the second quarter of 1999.

     The effect on the Company of an internal Y2K failure, a third party Y2K failure or a combination of internal and external Y2K failures could range from a minor disruption in the Company purchases to an extended interruption in the IT and non-IT systems of third-parties whose operations materially impact the Company's operations. Such an interruption could result in a material adverse effect on the Company's operating results and financial position. In addition, if the Company has a production product by the year 2000, the potential for a material adverse effect on the Company would increase. There can be no assurance that such a scenario, or part of such a scenario, will not occur.

     The Company's contingency plans for a Y2K disruption of its operations include making additional purchase from vendors for a reasonable period following January 1, 2000 in order to ensure the availability of materials needed for the Company to perform on its contractual obligations. The Company is also in the process of developing backup plans that will enable it to continue operations with the least amount of downtime and expense. There is no assurance, however, that such backup plans will enable the Company to avoid a materially adverse impact on its results of operations in the event of a Y2K disruption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----

Report of Independent Accountants.............................................35

Balance Sheet as of December 31, 1998 and December 31, 1997...................36

Statement of Operations for the years ended December 31, 1998,
December 31, 1997 and December 31, 1996.......................................37

Statement of Shareholders' Equity for the years ended
December 31, 1998, December 31, 1997 and December 31, 1996....................38

Statement of Comprehensive Loss for the years ended December 31, 1998,
December 31, 1997 and December 31, 1996.......................................40

Statement of Cash Flows for the years ended December 31, 1998,
December 31, 1997 and December 31, 1996.......................................41

Notes to Financial Statements  ...............................................42

                        Report of Independent Accountants



April 1, 1999

To the Board of Directors
and Shareholders of
Microvision, Inc.


In our opinion, the accompanying balance sheet and the related statements of operations, of shareholders' equity, of comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Microvision, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Microvision, Inc.
Balance Sheet
----------------------------------------------------------------------------------------------

                                                                           December 31,
                                                                      1998             1997

Assets
Current assets
    Cash and cash equivalents                                    $  2,269,000     $  5,049,200
    Investment securities available-for-sale                                         3,792,000
    Accounts receivable, net of allowance of $24,000 and $0         1,538,800          150,000
    Costs and estimated earnings in excess of billings on
      uncompleted contracts                                           758,500          843,800
    Other current assets                                              282,800          113,100
                                                                 ------------     ------------
        Total current assets                                        4,849,100        9,948,100

Property and equipment, net                                         1,394,100          772,700
Other assets                                                          119,000           20,000
                                                                 ------------     ------------
        Total assets                                             $  6,362,200     $ 10,740,800
                                                                 ============     ============
Liabilities and Shareholders' Equity
Current liabilities
    Accounts payable                                             $  1,327,700     $    768,200
    Accrued liabilities                                             1,028,100          715,900
    Allowance for estimated contract losses                           228,000
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                               771,500
    Current portion of capital lease obligations                      136,100           22,700
                                                                 ------------     ------------
        Total current liabilities                                   3,491,400        1,506,800
                                                                 ------------     ------------
Capital lease obligations, net of current portion                     281,800           69,600
                                                                 ------------     ------------

Commitments and contingencies (Notes 7 and 8)

Shareholders' equity
    Preferred stock, no par value, 31,250,000 shares
      authorized, none issued and outstanding
    Common stock, no par value, 31,250,000 shares
      authorized, 6,064,626 and 5,920,264 shares issued
      and outstanding                                              25,742,600       25,375,300
    Deferred compensation                                            (238,700)        (701,200)
    Subscriptions receivable from related parties                     (78,900)
    Unrealized holding loss on investment securities                                    (1,200)
    Accumulated deficit                                           (22,836,000)     (15,508,500)
                                                                 ------------     ------------
        Total shareholders' equity                                  2,589,000        9,164,400
                                                                 ------------     ------------
        Total liabilities and shareholders' equity               $  6,362,200     $ 10,740,800
                                                                 ============     ============


    The accompaning notes are an integral part of these financial statements.

Microvision, Inc.
Statement of Operations
-------------------------------------------------------------------------------------------------------

                                                                      Year ended December 31,
                                                              1998             1997             1996
Contract revenue                                          $ 7,074,100      $ 1,712,700      $   102,200

Cost of revenue                                             6,416,900        1,820,200          201,800
                                                          -----------      -----------      -----------
    Gross margin                                              657,200         (107,500)         (99,600)
                                                          -----------      -----------      -----------
Research and development expense                            3,305,600        2,593,900        1,586,700
Marketing, general and administrative expense               4,904,600        3,077,500        1,849,800
                                                          -----------      -----------      -----------
      Total operating expenses                              8,210,200        5,671,400        3,436,500
                                                          -----------      -----------      -----------

Loss from operations                                       (7,553,000)      (5,778,900)      (3,536,100)

Other income                                                                   222,500
Interest income                                               307,100          614,800          280,000
Interest expense                                              (81,600)          (3,400)        (200,500)
                                                          -----------      -----------      -----------
Net loss                                                  $(7,327,500)     $(4,945,000)     $(3,456,600)
                                                          ===========      ===========      ===========

Net loss per share                                        $     (1.22)     $      (.85)     $      (.90)
                                                          ===========      ===========      ===========

Weighted-average shares outstanding                         5,993,500        5,806,200        3,832,000
                                                          ===========      ===========      ===========

Net loss per share assuming dilution                      $     (1.22)     $      (.85)     $      (.90)
                                                          ===========      ===========      ===========

Weighted-average shares outstanding assuming dilution       5,993,500        5,806,200        3,832,000
                                                          ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Statement of Shareholders' Equity
-------------------------------------------------------------------------------------------------------
                               page 1, part 1 of 2

                                      Preferred stock             Common stock          Deferred
                                    Shares       Amount       Shares        Amount    compensation
Balance at December 31, 1995       499,478   $2,038,900    3,098,828   $ 4,745,900    $  (42,800)

Issuance of stock to board
    members for services                                      22,250       110,000       (65,500)
Issuance of warrants and
    options for common stock                                                23,400
Issuance of preferred stock
    for cash, net of costs         360,298    1,493,900
Issuance of common stock and
    warrants for services                                     10,605        71,000
Exercise of warrants
    for common stock                                          50,000        40,000
Cashless exercise of warrants
    for common stock                                         296,875
Cancellation of founder's
    common stock                                            (859,375)      (66,000)
Amortization of deferred
    compensation, net                                                                     64,700
Sale of common stock and
    warrants in IPO                                        2,250,000    15,482,900
Conversion of convertible
    preferred stock               (859,776)  (3,532,800)     859,776     3,532,800
Collection of
    subscription receivable
Issuance of stock relating
    to retirement of 7%
    subordinated notes                                        45,000       176,200
Other                                                          4,817
Net loss
                                  --------   ----------   ----------   -----------    ----------
Balance at December 31, 1996             -            -    5,778,776    24,116,200       (43,600)


   The accompanying notes are an integral part of these financial statements.

                                      38a

                               page 1, part 2 of 2

                                                           Unrealized
                                       Subscriptions    holding (loss)
                                          receivable          gain on
                                        from related       investment     Accumulated     Shareholders'
                                             parties       securities         deficit           equity
Balance at December 31, 1995           $           -    $           -     $(7,106,900)    $   (364,900)

Issuance of stock to board
    members for services                                                                        44,500
Issuance of warrants and
    options for common stock                                                                    23,400
Issuance of preferred stock
    for cash, net of costs                                                                   1,493,900
Issuance of common stock and
    warrants for services                                                                       71,000
Exercise of warrants
    for common stock                         (10,000)                                           30,000
Cashless exercise of warrants
    for common stock                                                                                 -
Cancellation of founder's
    common stock                                                                               (66,000)
Amortization of deferred
    compensation, net                                                                           64,700
Sale of common stock and
    warrants in IPO                                                                         15,482,900
Conversion of convertible
    preferred stock                                                                                  -
Collection of
    subscription receivable                   10,000                                            10,000
Issuance of stock relating
    to retirement of 7%
    subordinated notes                                                                         176,200
Other                                                                                                -
Net loss                                                                   (3,456,600)      (3,456,600)
                                       -------------    -------------    ------------     ------------
Balance at December 31, 1996                       -                -     (10,563,500)      13,509,100


   The accompanying notes are an integral part of these financial statements.

                                      38b

Microvision, Inc.
Statement of Shareholders' Equity (continued)
--------------------------------------------------------------------------------------------------

                               page 2, part 1 of 2

                                      Preferred stock             Common stock          Deferred
                                    Shares       Amount       Shares        Amount    compensation
Issuance of stock to board
    members for services                                       9,600        78,600    $  (78,600)
Exercise of warrants and
    options for common stock                                  56,420       348,500
Cashless exercise of
    warrants for common stock                                 75,468
Issuance of options
    for services                                                            37,200
Issuance of options
    for common stock                                                       785,000      (785,000)
Amortization of
    deferred compensation                                                                206,000
Unrealized holding loss on
    investment securities
Other                                                                        9,800
Net loss
                                  --------   ----------   ----------   -----------    ----------
Balance at December 31, 1997             -            -    5,920,264    25,375,300      (701,200)

Issuance of stock to board
    members for services                                      24,000       120,000      (120,000)
Exercise of warrants and
    options for common stock                                  85,178       344,600
Cashless exercise of
    warrants for common stock                                 31,684
Issuance of stock and
    options for services                                       3,500        34,700
Issuance of options
    for common stock                                                         5,300        (5,300)
Forfeitures of options
    for common stock                                                      (137,300)      137,300
Amortization of
    deferred compensation                                                                450,500
Unrealized holding gain on
    investment securities
Net loss
                                  --------   ----------   ----------   -----------    ----------
Balance at December 31, 1998             -   $        -    6,064,626   $25,742,600    $ (238,700)
                                  ========   ==========   ==========   ===========    ==========


   The accompanying notes are an integral part of these financial statements.

                                      39a

                               page 2, part 2 of 2

                                                           Unrealized
                                       Subscriptions    holding (loss)
                                          receivable          gain on
                                        from related       investment     Accumulated     Shareholders'
                                             parties       securities         deficit           equity
Issuance of stock to board
    members for services                                                                             -
Exercise of warrants and
    options for common stock                                                                   348,500
Cashless exercise of
    warrants for common stock
Issuance of options
    for services                                                                                37,200
Issuance of options
    for common stock
Amortization of
    deferred compensation                                                                      206,000
Unrealized holding loss on
    investment securities                                      (1,200)                          (1,200)
Other                                                                                            9,800
Net loss                                                                   (4,945,000)      (4,945,000)
                                       -------------    -------------    ------------     ------------
Balance at December 31, 1997                       -           (1,200)    (15,508,500)       9,164,400

Issuance of stock to board
    members for services                                                                             -
Exercise of warrants and
    options for common stock                 (78,900)                                          265,700
Cashless exercise of
    warrants for common stock                                                                        -
Issuance of stock and
    options for services                                                                        34,700
Issuance of options
    for common stock                                                                                 -
Forfeitures of options
    for common stock                                                                                 -
Amortization of
    deferred compensation                                                                      450,500
Unrealized holding gain on
    investment securities                                       1,200                            1,200
Net loss                                                                   (7,327,500)      (7,327,500)
                                       -------------    -------------    ------------     ------------
Balance at December 31, 1998           $     (78,900)   $           -    $(22,836,000)    $  2,589,000
                                       =============    =============    ============     ============


   The accompanying notes are an integral part of these financial statements.

                                      39b

Microvision, Inc.
Statement of Comprehensive Loss
------------------------------------------------------------------------------------------------------------

                                                                         Year ended December 31,
                                                                1998              1997              1996
Net loss                                                   $ (7,327,500)     $ (4,945,000)     $ (3,456,600)

Other comprehensive income - unrealized gain (loss)
    on investment securities available-for-sale                   1,200            (1,200)
                                                           ------------      ------------      ------------
Comprehensive loss                                         $ (7,326,300)     $ (4,946,200)     $ (3,456,600)
                                                           ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Statement of Cash Flows
------------------------------------------------------------------------------------------------------------

                                                                       Year ended December 31,
                                                                1998              1997              1996
Cash flows from operating activities
    Net loss                                               $ (7,327,500)      $(4,945,000)     $ (3,456,600)
    Adjustments to reconcile net loss to net cash used
       in operations
      Depreciation and loss on disposal of equipment            468,900           146,200            44,000
      Noncash expenses related to issuance of stock,
        warrants and options and amortization of
        deferred compensation                                   485,200           243,200           313,800
      Allowance for estimated contract losses                   228,000
      Change in:
        Accounts receivable                                  (1,388,800)         (125,000)          (25,000)
        Costs and estimated earnings in excess of
           billings on uncompleted contracts                     85,300          (843,800)
        Other current assets                                   (169,700)          (26,600)          (86,500)
        Other assets                                            (99,000)           10,200            41,200
        Accounts payable                                        559,500           379,600           181,100
        Accrued liabilities                                     312,200            48,300           331,200
        Billings in excess of costs and expenses                771,500
                                                           ------------      ------------      ------------
           Net cash used in operating activities             (6,074,400)       (5,112,900)       (2,656,800)
                                                           ------------      ------------      ------------
Cash flows from investing activities
    Sales of investment securities                            7,695,100
    Purchases of investment securities                       (3,901,900)       (3,793,200)
    Purchases of property and equipment                        (696,300)         (666,600)         (192,700)
                                                           ------------      ------------      ------------
           Net cash provided by (used in)
             investing activities                             3,096,900        (4,459,800)         (192,700)
                                                           ------------      ------------      ------------
Cash flows from financing activities
    Principal payments under capital leases                     (68,400)           (2,200)
    Proceeds from 7% convertible subordinated notes                                                 750,000
    Repayment of 7% convertible subordinated notes                                                 (750,000)
    Net proceeds from issuance of common stock                  265,700           358,300        15,522,900
    Net proceeds from issuance of preferred stock                                                 1,493,900
                                                           ------------      ------------      ------------
           Net cash provided by financing activities            197,300           356,100        17,016,800
                                                           ------------      ------------      ------------
Net (decrease) increase in cash and cash equivalents         (2,780,200)       (9,216,600)       14,167,300

Cash and cash equivalents at beginning of year                5,049,200        14,265,800            98,500
                                                           ------------      ------------      ------------
Cash and cash equivalents at end of year                   $  2,269,000       $ 5,049,200      $ 14,265,800
                                                           ============      ============      ============

                Supplemental disclosure of cash flow information

Cash paid for interest                                     $     81,600       $     3,400      $     21,700
                                                           ============      ============      ============

       Supplemental schedule of noncash investing and financing activities

Property and equipment acquired under capital leases       $    394,000       $    94,500      $          -
                                                           ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

1.   The Company

     Microvision, Inc. (the Company), a Washington corporation, was established to develop, manufacture and market Virtual Retinal Display (VRD) technology, which projects images onto the eye's retina. The Company is working to commercialize the VRD technology for potential defense, healthcare, business, industrial and consumer applications.

2.   Summary of significant accounting policies

     Cash, cash equivalents and investment securities
     The Company considers all investments with original maturities of three months or less to be cash equivalents.

     Short-term investment securities are primarily debt securities. The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in shareholders' equity. Dividend and interest income are recognized when earned. Realized gains and losses are included in other income. The cost of securities sold is based on the specific identification method.

     Property and equipment
     Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method. Leasehold improvements are depreciated over the shorter of their estimated useful life or the lease term.

     Revenue recognition
     Revenue has primarily been generated from contracts for further development of the VRD technology and to produce prototypes for commercial enterprises and for the United States Government. Revenue on such contracts is recorded using the percentage-of-completion method measured on a cost incurred basis to the extent nonrefundable.

     Losses, if any, are recognized in full as soon as identified. Changes in contract performance, contract conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is assured.

     Concentration of credit risk and sales to major customers
     Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable and cash equivalents. The Company typically requires no collateral from its customers. The Company has a cash investment policy which generally restricts investments to ensure preservation of principal and maintenance of liquidity.

     The Company's customers include the United States Government and commercial enterprises, representing approximately 83% and 17%, respectively, of total revenue during 1998. These customers represented 37% and 63%, respectively, of total revenue during 1997. All revenues in 1996 were attributed to two commercial customers. Three commercial enterprises represent 17% and 63% of total revenues during 1998 and 1997, respectively.

     Income taxes
     The Company provides for income taxes under the principles of Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires that provision be made for taxes currently due and for the expected future tax effects of temporary differences between book and tax bases of assets and liabilities.

     Net loss per share
     Statement of Financial Accounting Standards No. 128 (SFAS 128) was issued in February 1997. This pronouncement modifies the calculation and disclosure of net loss per share and was adopted by the Company during 1997. Under the provisions of SFAS 128, net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods. Net loss per share assuming dilution is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all common stock equivalents and convertible securities. Net loss per share assuming dilution for the years ended December 31, 1998, 1997 and 1996 is equal to net loss per share since the effect of common stock equivalents outstanding during the periods, including options and warrants computed using the treasury stock method, is anti-dilutive. All net loss per share amounts from prior periods have been restated to reflect the adoption of SFAS 128.

     Research and development
     Research and development costs are expensed as incurred. Research and development costs will be expensed until the net realizable value of a related product or technology is assured.

     Fair value of financial instruments
     The Company's financial instruments include cash and cash equivalents, investment securities, accounts receivable, accounts payable, accrued liabilities and capital lease obligations. Except for the capital leases, the carrying amounts of financial instruments approximates fair value due to their short maturities. The carrying amount of capital leases at December 31, 1998 and 1997 was not materially different from the fair value based on rates available for similar types of arrangements.

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

     Stock-based compensation
     The Company's stock-based compensation plans are subject to provisions of Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under the provisions of this statement, employee stock-based compensation expense is measured using either the intrinsic-value method as prescribed by Accounting Principles Board Opinion No. 25 (APB 25) or the fair value method described in SFAS
     123. Companies choosing the intrinsic-value method are required to disclose the pro forma impact of the fair value method on net income and earnings per share. The Company decided to implement SFAS 123 using the intrinsic-value method for its employee stock-based compensation plans. The Company is required to implement SFAS 123 for stock-based awards to other than employees. Accordingly, during 1998, 1997 and 1996, the Company valued shares of the Company's common stock, warrants and options issued to other than employees at $154,700, $115,800 and $380,600, respectively.

     New accounting pronouncements
     The Financial Accounting Standards Board (the Company) issued SFAS No. 130, "Reporting Comprehensive Income," in June 1997. This statement establishes new standards for reporting and displaying comprehensive income in the financial statements and was adopted by the Company during the quarter ended March 31, 1998. SFAS 130 requires reclassification of prior periods financial statements to reflect application of the provisions of this statement. In addition to net income, comprehensive income includes charges or credits to equity that are not the result of transactions with shareholders.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has adopted SFAS No. 131 and has provided the disclosures needed to conform with its requirements.

     Reclassifications
     Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to current year presentation.

3.   Accrued liabilities

     Accrued liabilities consist of the following:

                                                   December 31,
                                              1998              1997
     Bonuses                              $   410,000       $   414,300
     Payroll                                  258,400
     Vacation                                 115,400           103,000
     Professional fees                        140,200           155,500
     Other                                    104,100            43,100
                                          -----------       -----------
                                          $ 1,028,100       $   715,900
                                          ===========       ===========


4.   Property and equipment, net

     Property and equipment consist of the following:

                                                   December 31,
                                              1998              1997
     Office furniture and equipment       $   283,000       $   185,700
     Lab equipment                            897,100           270,900
     Computer hardware and software           766,400           433,000
     Leasehold improvements                    88,400            55,000
                                          -----------       -----------
                                            2,034,900           944,600

     Less:  Accumulated depreciation         (640,800)         (171,900)
     ----                                 -----------       -----------
                                          $ 1,394,100       $   772,700
                                          ===========       ===========


5.   Non-recourse receivables assignment facility

     The Company has established a non-recourse receivables purchasing facility (the "Facility") with a financial institution. The Facility allows the Company to assign accounts receivable to the financial institution on a non-recourse basis for cash. At any time, the maximum amount of assigned but uncollected receivables is $2,500,000. The Facility, which carries an administration fee and an interest discount, expires on September 24, 1999. As of December 31, 1998, approximately $696,800 of receivables were assigned under this Facility and were recorded by the Company as a reduction of trade accounts receivable. During 1998, the Company recorded fees and interest expense of $44,900 under the facility.

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

     In August 1996, the Company completed an initial public offering (IPO) of 2,250,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock. The Company received net proceeds from the offering of $15,482,900. In anticipation of the IPO, on July 10, 1996 the Company's Board of Directors approved a 1-for-3.2 reverse stock split of the Company's common and preferred stock. All information in these financial statements pertaining to shares of capital stock and per share amounts has been adjusted to give retroactive effect to the reverse split. In connection with this action, a nominal number of fractional shares were redeemed in cash.

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

     Warrants
     In addition to the warrants issued in conjunction with the IPO (Public Warrants), the Company has issued warrants for various services. The following summarizes activity with respect to warrants during the three years ended December 31, 1998:

                                                                       Exercise
                                                       Shares             price

     Outstanding at December 31, 1995                 932,813       $ 2.40-6.40

     Granted                                        2,860,050        2.40-12.00
     Exercised                                       (412,500)        2.40-3.52
     Canceled/expired                                (550,000)        2.40-6.40
                                                    ---------       -----------

     Outstanding at December 31, 1996               2,830,363        4.80-12.00

     Exercised                                       (140,625)        4.80-6.40
                                                    ---------       -----------

     Outstanding at December 31, 1997               2,689,738        4.80-12.00

     Granted                                           17,676             12.00
     Exercised                                        (31,684)        8.00-9.60
     Canceled/expired                                 (69,566)        8.00-9.60
                                                    ---------       -----------

     Outstanding at December 31, 1998               2,606,164       $4.80-12.00
                                                    =========       ===========
     Exercisable at December 31, 1998               2,606,164       $4.80-12.00
                                                    =========       ===========

     Options
     During 1993, the Company adopted the 1993 Stock Option Plan (the 1993 Plan) which provides for granting incentive stock options (ISOs) and nonqualified options (NSOs) to employees, directors, officers, and certain nonemployees of the Company as determined by the Board of Directors, or its designated committee (Plan Administrator), for the purchase of up to a total of 228,938 shares of the Company's authorized but unissued common stock. The date of grant, option price, vesting period and other terms specific to options granted under such plan were determined by the Plan Administrator. In September 1995, an additional 625,000 shares were reserved for issuance under the 1993 Plan.

     During 1994, the Company adopted the 1994 Combined Incentive and Nonqualified Stock Option Plan (the 1994 Plan) which provided for the granting of ISOs and NSOs to employees, directors, officers, and certain nonemployees of the Company as determined by the Plan Administrator for the purchase of common shares not to exceed a total of 435,000 of the Company's authorized but unissued shares of common stock. The date of grant, option price, vesting terms and other terms specific to options granted under such plan were determined by the Plan Administrator.

     The Company expects to terminate the prior plans effective immediately following the issuance of the shares of common stock subject to the outstanding grants thereunder.

     During 1996, the Company adopted the 1996 Stock Option Plan (the 1996 Plan) and the 1996 Independent Director Stock Plan (the Director Plan). The 1996 Plan, as amended, provides for granting ISOs and NSOs to employees, officers and agents of the Company as determined by the Plan Administrator, for the purchase of up to 3,000,000 shares of the Company's authorized but unissued common stock. The terms and conditions of any options granted, including the exercise price and vesting period are to be determined by the Plan Administrator. The Director Plan provides for granting up to a total of 75,000 shares of common stock to nonemployee directors of the Company as determined by the Board of Directors or a committee thereof.

     Stock options issued under the 1993 and 1994 Plans vest over three years and expire five years after the vesting date. Stock options issued under the 1996 Plan vest over three to four years and typically expire after ten years. Stock issued under the Director Plan vests over one year.

     In 1998, the three officers of the Company exercised a total of 43,000 stock options in exchange for recourse notes totaling $78,900. These notes bear interest at 5.56% to 5.77% per annum. Each note is payable in full upon the earliest of (1) a fixed date ranging from January 31, 2001 to December 31, 2002, depending on the officer; (2) the sale of all of the shares acquired with the note; or (3) within 90 days of the officer's termination of employment. Each note is also payable on a pro rata basis upon the partial sale of shares acquired with the note. The notes are included in shareholders' equity on the balance sheet.

     The following table summarizes activity with respect to options for the three years ended December 31, 1998:

                                                                        Weighted-
                                                                         average
                                                                        exercise
                                                            Shares         price
     Outstanding at December 31, 1995                      645,892      $   3.91

     Granted:
         Exercise price greater than fair value            307,875          7.31
         Exercise price equal to fair value                 79,249          5.10
     Forfeited                                             (53,650)         7.59
                                                         ---------
     Outstanding at December 31, 1996                      979,366          4.88

     Granted:
         Exercise price greater than fair value            791,526         17.72
         Exercise price equal to fair value                161,800         14.66
         Exercise price less than fair value               176,250          9.77
     Exercised                                             (40,795)         6.09
     Forfeited                                             (84,680)         8.10
                                                         ---------
     Outstanding at December 31, 1997                    1,983,467         11.07

     Granted:
         Exercise price greater than fair value            474,043         18.88
         Exercise price equal to fair value                 96,575         11.91
         Exercise price less than fair value                 5,000          7.88
     Exercised                                             (85,178)         4.05
     Forfeited                                            (108,756)        14.65
                                                         ---------
     Outstanding at December 31, 1998                    2,365,151      $  12.75
                                                         =========


     The following table summarizes information about the weighted-average grant date fair value of options granted:

                                                    Year ended December 31,
                                                   1998       1997      1996
     Exercise price greater than fair value       $4.71      $4.61      $2.03
     Exercise price equal to fair value            6.70       7.56       2.65
     Exercise price less than fair value           5.28       9.03

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                                         Options outstanding                   Options exercisable
                          --------------------------------------------     ---------------------------
                                              Weighted-
                              Number           average       Weighted-         Number        Weighted-
         Range of         outstanding at      remaining       average      exercisable at     average
         exercise          December 31,      contractual     exercise       December 31,     exercise
          prices               1998             life           price            1998           price
          $0.80               160,939           2.51          $ 0.80           160,939        $ 0.80
       $3.20-$4.80            204,289           3.50          $ 3.41           204,289        $ 3.41
       $5.25-$7.81            529,030           5.06          $ 6.68           497,697        $ 6.66
       $8.00-$11.95           336,352           6.93          $ 9.56            54,895        $ 8.85
      $12.00-$17.88           545,485           8.11          $15.49           240,597        $14.73
      $18.00-$26.56           392,856           8.16          $21.73             5,264        $18.74
      $27.34-$34.18           196,200           9.08          $28.56
                            ---------                                        ---------
                            2,365,151                                        1,163,681
                            =========                                        =========

     At December 31, 1997, 784,980 stock options were exercisable at a weighted-average exercise price of $4.48 per share. At December 31, 1996, 476,593 stock options were exercisable at a weighted-average exercise price of $2.92 per share.

     In 1998, 1997 and 1996, options to purchase 64, 6,624 and 10,605 shares respectively, of the Company's common stock were issued to consultants and other third parties in lieu of cash compensation. The Company recognized an expense of $800, $37,200 and $21,000, respectively, related to the issuance of the options.

     The Company applies APB 25 and related interpretations in accounting for its stock-based compensation to employees. Options issued to employees were recorded at $5,300 and $785,000 during 1998 and 1997 based upon the difference between the exercise price and fair value of the underlying shares on the date of grant. However, no value was recorded related to the time value of the options.

     Had compensation cost for the Plans been determined based upon the fair value at the grant date for awards under the Plans consistent with the methodology prescribed under SFAS 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                        1998              1997             1996

     Net loss                     As reported      $ (7,327,500)     $ (4,945,000)     $(3,456,600)
                                  Pro forma        $(10,689,200)     $ (5,961,500)     $(3,760,600)

     Pro forma loss per share     As reported         $   (1.22)         $   (.85)        $   (.90)
                                  Pro forma           $   (1.78)         $  (1.03)        $   (.98)

     The fair value of the options granted during 1998, 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of zero percent for all years, expected volatility of 60% for all years, risk-free interest rate of 5.11%, 6.09% and 6.55%, assumed forfeiture rate of 5% for all years, and expected lives of 5 years in 1998 and 4 years in 1997 and 1996.

7.   Commitments and contingencies

     Agreements with University of Washington
     In October 1993, the Company concurrently entered into a Research Agreement and Exclusive License Agreement (License Agreement) with the University of Washington (UW). The Research Agreement provided for the Company to pay $5,133,500 to fund agreed-upon VRD research and development activities to be carried out by the UW. The research funding was required to be paid in sixteen quarterly installments of $320,800 and was payable at the beginning of each quarter. During 1997, the Company made its final payments under the Research Agreement. Total payments made for 1997 and 1996 were $962,500 and $1,283,400, respectively.

     The License Agreement grants the Company the rights to certain intellectual property including the technology being developed under the Research Agreement whereby the Company has an exclusive, royalty-bearing license to make, use and sell or sublicense the licensed technology. In consideration for the license, the Company agreed to pay a one-time nonrefundable license issue fee of $5,133,500. Payments under the Research Agreement were credited to the license fee. In addition to the nonrefundable fee, which has been paid in full, the Company is required to pay certain ongoing royalties. In 1998, 1997 and 1996 these royalties were not material.

     Beginning in 2000, the Company is required to pay the University of Washington a nonrefundable license maintenance fee of $10,000 per quarter, to be credited against royalties due.

     In March 1994, the Company entered into an Exclusive License Agreement (HALO Agreement) with UW. The HALO Agreement grants the Company the right to receive certain technical information relating to HALO Display technology and an exclusive right to market the technical information for the purpose of commercial exploitation to unaffiliated entities. Under the agreement, the Company has committed to pay to UW $75,000 and 31,250 common shares upon filing of the first patent and $100,000 and 62,500 common shares upon issuance of the first patent.

     Bonus plan
     The Board of Directors has approved a bonus plan as an incentive to senior management to achieve the exercise of the Public Warrants. Pursuant to this plan, the Company may distribute an aggregate of $250,000 to senior management upon the successful completion of the exercise of the Public Warrants.

     Litigation
     The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. Management believes that the outcome of any such suits would not have a material adverse effect on the Company's financial position or results of operations.

8.   Lease commitments

     The Company leases its office space and certain equipment under noncancelable capital and operating leases with initial or remaining terms in excess of one year. In October 1998, the Company entered into a new facility lease that commences in April 1999. This lease includes an extension provision and rent escalation provisions over the term of the lease, and the future minimum rental commitments are included in the table below.

     Future minimum rental commitments under capital and operating leases for years ending December 31 are as follows:

                                                            Capital        Operating
                                                             Leases           leases
          1999                                            $ 184,000      $   921,600
          2000                                              184,000        1,172,800
          2001                                              104,900        1,085,900
          2002                                               30,000        1,388,600
          2003                                                4,400        1,596,600
          Thereafter                                                       3,625,600
                                                          ---------      -----------

          Total minimum lease payments                      507,300      $ 9,791,100
                                                                         ===========

          Less: Amount representing interest                (89,400)
          ----                                            ---------

          Present value of capital lease obligations        417,900

          Less: Current portion                            (136,100)
          ----                                            ---------

          Long-term obligation at December 31, 1998       $ 281,800
                                                          =========

     The capital leases are collateralized by the related assets financed and by security deposits held by the lessors under the lease agreements. The cost and accumulated depreciation of equipment under capital leases was $506,100 and $82,600, respectively, at December 31, 1998, and $94,500 and $2,800, respectively, at December 31, 1997.

     Rent expense was $294,000, $147,100 and $52,600 for 1998, 1997 and 1996,
     respectively. In 1996, the Company exercised an option to occupy additional office space at greater cost and issued 7,693 preferred shares and warrants to purchase 1,563 shares of common stock to the landlord in lieu of paying cash through July 1996. Rent expense of approximately $36,900 was recorded for the share issuance and warrants granted in December 1995.

9.   Income taxes

     A current provision for income taxes has not been recorded for 1998, 1997 or 1996 due to taxable losses incurred during such periods. A valuation allowance has been recorded for deferred tax assets because realization is primarily dependent on generating sufficient taxable income prior to expiration of net operating loss carry-forwards.

     At December 31, 1998, the Company has net operating loss carry-forwards of approximately $17,886,500 for federal income tax reporting purposes. The net operating losses will expire beginning in 2005 if not previously utilized. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carry-forwards. The Company has determined that such a change occurred during 1995 and the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $761,000. An additional change occurred in 1996; however, the amount of the annual limitation is not significant.

     Deferred tax assets are summarized as follows:

                                                                        December 31,
                                                                    1998            1997
     Net operating loss carry-forward                           $ 6,081,000     $ 3,008,100
     Capitalized research and development                         1,287,000       1,718,000
     Expenses related to issuance of equity instruments             801,000         636,500
     Other                                                           98,000         254,000
                                                                -----------     -----------
                                                                  8,267,000       5,616,600
     Less:  Valuation allowance                                  (8,267,000)     (5,616,600)
     ----                                                       -----------     -----------

     Deferred tax assets                                        $         -     $         -
                                                                ===========     ===========

     The difference between the zero provision for income taxes in 1998, 1997 and 1996 and the expected amount determined by applying the federal statutory rate to losses before income taxes results primarily from increases in the valuation allowance.

     Certain net operating losses arise from the deductibility for tax purposes of compensation under nonqualified stock options equal to the difference between the fair value of the stock on the date of exercise and the exercise price of the options. For financial reporting purposes, the tax effect of this deduction when recognized will be accounted for as a credit to shareholders' equity.

10.  Retirement savings plan

     On January 1, 1998 the Company established a retirement savings plan that qualifies under Internal Revenue Code Section 401(k). The plan covers all qualified employees. Contributions to this plan by the Company are made at the discretion of the Board of Directors. The Company did not contribute to the Plan in 1998.

11.  Subsequent events

     In January 1999, the Company raised $5,000,000 from the sale of convertible preferred stock to a private investor in a private placement. Unless converted sooner at the election of the investor, the convertible preferred stock will automatically convert into 400,000 shares of common stock at the end of its five year term. The convertible preferred stock carries a cumulative dividend of 4% per annum, payable in cash or additional convertible preferred stock at the election of the Company. The investor also acquired two options to purchase additional convertible preferred stock, one with a six month maturity and one with a nine month maturity from the closing date of the transaction. Terms of the transaction include certain rights for the investor to have the common stock underlying the preferred stock registered by the Company.

     In April 1999, the Company raised $6,000,000 from the sale of 440,893 shares of common stock to a private investment fund in a private placement. The investor also acquired two warrants to purchase additional common stock, one with a five year term and the other with a one year term. Under the terms of the agreement, the Company will register the shares issued in the initial sale and underlying the two warrants. Terms of the transaction include a provision that could result in a one-time issuance of additional shares, up to a fixed maximum, if the market price of the Company's common stock on the date of effectiveness of the registration statement is less than the market price of the common stock used in the initial sale.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants in accounting or financial disclosure matters during the Company's fiscal years ended December 31, 1998 and 1997.

                                    PART III

ITEMS 10-13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Part III (Items 10-13) is set forth in Microvision's definitive proxy statement, which will be filed pursuant to Regulation 14A by April 30, 1999. Such information is incorporated herein by reference and made a part hereof.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Exhibits

3.1 Amended and Restated Articles of Incorporation of Microvision, Inc., as filed on August 14, 1996 with the Secretary of State of the State of Washington(1)
3.1.1 Articles of Amendment of Articles of Incorporation Containing the Statement of Rights and Preferences of the Series B Convertible Preferred Stock of Microvision, Inc., dated January 13, 1999(6)
3.2    Amended and Restated Bylaws of Microvision, Inc. (4)
4.1    Form of specimen certificate for Common Stock(1)
4.2    Form of Warrant for purchase of Common Stock(1)
4.3    Warrant Agreement(1)
4.4    Form of Representatives' Warrant for purchase of Units(1)
4.5    Form of specimen certificate for the Series B-1 Stock. (6)
4.6    Form of specimen certificate for the Series B-2 Stock(6)
4.7    Form of specimen certificate for the Series B-3 Stock(6)
4.8 Registration Rights Agreement, dated as of January 14, 1999, between Microvision, Inc. and Margaret Elardi(6)
4.9 Registration Rights Agreement, dated as of April 1, 1999, between Microvision, Inc. and Capital Ventures International.
4.10 Microvision, Inc. Series 1 Stock Purchase Warrant, dated April 1, 1999 issued to Capital Ventures International
4.11 Microvision, Inc. Series 2 Stock Purchase Warrant, dated April 1, 1999 issued to Capital Ventures International
10.1 Project I Research Agreement between The University of Washington and the Washington Technology Center and the H. Group, dated June 10, 1993(1)
10.2 Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993(1)
10.3 Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993 (1)+
10.4 Letter dated March 27, 1998 extending the term of the Research Agreement between the University of Washington and Microvision.(3)
10.5 Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993 (1)+
10.6 Employment Agreement between Microvision, Inc., and Richard F. Rutkowski, effective October 1, 1997(2)
10.7 Employment Agreement between Microvision, Inc., and Stephen R. Willey, effective October 1, 1998
10.8   1993 Stock Option Plan(1)
10.9   1994 Combined Incentive and Nonqualified Stock Option Plan(1)
10.10  1995 Combined Incentive and Nonqualified Stock Option Plan(1)
10.11  1996 Stock Option Plan, as amended(5)
10.12  1996 Independent Director Stock Plan, as amended(2)

10.13 Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994(1)
10.14  Form of Executive Stock Loan Agreement(4)
10.15 Employment Agreement between Microvision, Inc., and Richard A. Raisig, effective October 1, 1997(2)
10.16 Lease between S/I Northcreek II, LLC and Microvision, Inc., dated October 27, 1998(5)
10.17 Non-recourse Receivable Purchase Agreement dated as of September 30, 1998 between Silicon Valley Financial Services and Microvision, Inc.
10.18 Series B Convertible Preferred Stock Purchase Agreement, dated as of January 14, 1999, between Microvision, Inc. and Margaret Elardi(6)
10.19 Securities Purchase Agreement, dated as of April 1, 1999, between Microvision, Inc. and Capital Ventures International
11     Computation of Pro Forma Loss Per Share
23     Consent of PricewaterhouseCoopers LLP
27     Financial Data Schedule

--------------

(1) Incorporated by reference to the Company's Form SB-2 Registration Statement, Registration No. 333-5276-LA.
(2) Incorporated by reference to the Company's Annual Report on form 10-K for the year ended December 31, 1997, Registration No. 0-21221.
(3) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended March 31, 1998.
(4) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended June 30, 1998.
(5) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended September 30, 1998.
(6) Incorporated by reference to the Company's Current Report on Form 8-K filed on January 28, 1999.
+    Subject to confidential treatment.


     (b)  Reports on Form 8-K.

     Microvision filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MICROVISION, INC.

Date:  April 13, 1999                  By /s/ RICHARD F. RUTKOWSKI
                                          --------------------------------------
                                          Richard F. Rutkowski
                                          President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on April 13, 1999.

Signature                              Title
---------                              -----

/s/ RICHARD F. RUTKOWSKI               Chief Executive Officer, President and
----------------------------------     Director
Richard F. Rutkowski                   (Principal Executive Officer)


/s/ STEPHEN R. WILLEY                  Executive Vice President and Director
----------------------------------
Stephen R. Willey


/s/ RICHARD A. RAISIG                  Chief Financial Officer and Vice
----------------------------------     President, Operations and Director
Richard A. Raisig                      (Principal Financial and Accounting
                                       Officer)


/s/ WALTER J. LACK                     Director
----------------------------------
Walter J. Lack


                                       Director
----------------------------------
Robert A. Ratliffe


                                       Director
----------------------------------
Jacob Brouwer


                                       Director
----------------------------------
Richard A. Cowell


/s/ WILLIAM A. OWENS                   Director
----------------------------------
William A. Owens


/s/ DOUGLAS TRUMBULL                   Director
----------------------------------
Douglas Trumbull


                                       Director
----------------------------------
Margaret Elardi

                                  EXHIBIT INDEX

     The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

3.1 Amended and Restated Articles of Incorporation of Microvision, Inc., as filed on August 14, 1996 with the Secretary of State of the State of Washington(1)
3.1.1 Articles of Amendment of Articles of Incorporation Containing the Statement of Rights and Preferences of the Series B Convertible Preferred Stock of Microvision, Inc., dated January 13, 1999(6)
3.2    Amended and Restated Bylaws of Microvision, Inc. (4)
4.1    Form of specimen certificate for Common Stock(1)
4.2    Form of Warrant for purchase of Common Stock(1)
4.3    Warrant Agreement(1)
4.4    Form of Representatives' Warrant for purchase of Units(1)
4.5    Form of specimen certificate for the Series B-1 Stock. (6)
4.6    Form of specimen certificate for the Series B-2 Stock(6)
4.7    Form of specimen certificate for the Series B-3 Stock(6)
4.8 Registration Rights Agreement, dated as of January 14, 1999, between Microvision, Inc. and Margaret Elardi(6)
4.9 Registration Rights Agreement, dated as of April 1, 1999, between Microvision, Inc. and Capital Ventures International.
4.10 Microvision, Inc. Series 1 Stock Purchase Warrant, dated April 1, 1999 issued to Capital Ventures International
4.11 Microvision, Inc. Series 2 Stock Purchase Warrant, dated April 1, 1999 issued to Capital Ventures International
10.1 Project I Research Agreement between The University of Washington and the Washington Technology Center and the H. Group, dated June 10, 1993(1)
10.2 Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993(1)
10.3 Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993 (1)+
10.4 Letter dated March 27, 1998 extending the term of the Research Agreement between the University of Washington and Microvision.(3)
10.5 Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993 (1)+
10.6 Employment Agreement between Microvision, Inc., and Richard F. Rutkowski, effective October 1, 1997(2)
10.7 Employment Agreement between Microvision, Inc., and Stephen R. Willey, effective October 1, 1998
10.8   1993 Stock Option Plan(1)
10.9   1994 Combined Incentive and Nonqualified Stock Option Plan(1)
10.10  1995 Combined Incentive and Nonqualified Stock Option Plan(1)
10.11  1996 Stock Option Plan, as amended(5)
10.12  1996 Independent Director Stock Plan, as amended(2)

10.13 Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994(1)
10.14  Form of Executive Stock Loan Agreement(4)
10.15 Employment Agreement between Microvision, Inc., and Richard A. Raisig, effective October 1, 1997(2)
10.16 Lease between S/I Northcreek II, LLC and Microvision, Inc., dated October 27, 1998(5)
10.17 Non-recourse Receivable Purchase Agreement dated as of September 30, 1998 between Silicon Valley Financial Services and Microvision, Inc.
10.18 Series B Convertible Preferred Stock Purchase Agreement, dated as of January 14, 1999, between Microvision, Inc. and Margaret Elardi(6)
10.19 Securities Purchase Agreement, dated as of April 1, 1999, between Microvision, Inc. and Capital Ventures International
11     Computation of Pro Forma Loss Per Share
23     Consent of PricewaterhouseCoopers LLP
27     Financial Data Schedule

--------------

(1) Incorporated by reference to the Company's Form SB-2 Registration Statement, Registration No. 333-5276-LA.
(2) Incorporated by reference to the Company's Annual Report on form 10-K for the year ended December 31, 1997, Registration No. 0-21221.
(3) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended March 31, 1998.
(4) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended June 30, 1998.
(5) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended September 30, 1998.
(6) Incorporated by reference to the Company's Current Report on Form 8-K filed on January 28, 1999.
+    Subject to confidential treatment.