Form 10-Q
period 1999-03-31
MICROVISION INC
filed 1999-05-17
CIK 65770

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                  For the quarterly period ended March 31, 1999

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934.
          For the transition period from ___________ to ____________.

                         COMMISSION FILE NUMBER 0-21221

                                MICROVISION, INC.
              (Exact Name of Registrant as Specified in Its Charter)

          WASHINGTON                                    91-1600822
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)

            19910 North Creek Parkway, Bothell, Washington 98011-3008
                    (Address of Principal Executive Offices)

         Issuer's telephone number, including area code: (425) 415-6847

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---

As of March 31, 1999, 6,159,399 shares of the Company's common stock, no par value, were outstanding.

                                     PART I
                              FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1 - Financial Statements

         Balance Sheet at March 31, 1999 and December 31, 1998                 3

         Statement of Operations for the three months ended                    4
         March 31, 1999 and 1998

         Statement of Cash Flows for the three months ended                    5
         March 31, 1999 and 1998

         Statement of Comprehensive Loss for the three months                  6
         ended March 31, 1999 and 1998

         Notes to Financial Statements                                         7

Item 2 - Management's Discussion and Analysis of Financial Condition           9
         and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk           16


                                     PART II
                                OTHER INFORMATION

Item 1 - Legal Proceedings                                                    17

Item 2 - Changes in Securities and Use of Proceeds                            17

Item 3 - Defaults Upon Senior Securities                                      17

Item 4 - Submission of Matters to a Vote of Security Holders                  17

Item 5 - Other Information                                                    17

Item 6 - Exhibits and Reports on Form 8-K                                     17

                                MICROVISION, INC.

                                  BALANCE SHEET

                                                         March 31,       December 31,
                                                           1999             1998
                                                           ----             ----
                                                        (unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                            $ 3,946,500      $ 2,269,000
   Investment securities available for sale                 507,000                -
   Accounts receivable, net                                 288,600        1,538,800
   Costs and estimated earnings in excess of
      billings on uncompleted contracts                   1,134,900          758,500
   Other current assets                                     370,300          282,800
                                                        -----------      -----------
      Total current assets                                6,247,300        4,849,100

Property & equipment, net                                 1,820,400        1,394,100

Other assets                                              1,170,900          119,000
                                                        -----------      -----------
     Total assets                                       $ 9,238,600      $ 6,362,200
                                                        -----------      ------------
                                                        -----------      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                      $  988,200      $ 1,327,700
   Accrued liabilities                                    1,037,000        1,028,100
   Allowance for estimated contract losses                  360,000          228,000
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                     515,100          771,500
   Current portion of capital lease obligations             140,600          136,100
                                                       ------------      ------------
      Total liabilities                                   3,040,900        3,491,400
                                                       ------------      ------------

Capital lease obligations, net of current portion           245,400          281,800
                                                       ------------      ------------

Shareholders' Equity
    Preferred stock                                       4,770,000                -
    Common stock                                         27,571,500       25,742,600
    Deferred compensation                                  (165,700)        (238,700)
    Subscriptions receivable                               (244,500)         (78,900)
    Unrealized holding gain on investment securities          7,000                -
    Accumulated deficit                                 (25,986,000)     (22,836,000)
                                                        ------------     ------------
      Total shareholders' equity                          5,952,300        2,589,000
                                                        ------------     ------------
      Total liabilities and shareholders' equity        $ 9,238,600      $ 6,362,200
                                                        ------------     ------------
                                                        ------------     ------------

See accompanying notes to financial statements.

                                MICROVISION, INC.

                             STATEMENT OF OPERATIONS

                                                   Three months ended March 31,
                                                   ----------------------------
                                                      1999             1998
                                                      ----             ----
                                                           (unaudited)
Contract revenue                                  $ 2,301,600      $ 1,708,200

Cost of revenue                                     1,709,600        1,139,800
                                                  -----------      -----------
   Gross margin                                       592,000          568,400
                                                  -----------      -----------

Research and development
   expense                                            881,800          719,500
Marketing, general and
   administrative expense                           1,721,700        1,168,800
                                                  -----------      -----------
        Total expenses                              2,603,500        1,888,300
                                                  -----------      -----------

Loss from operations                               (2,011,500)      (1,319,900)

Interest income                                        46,400          107,400
Interest expense                                      (36,900)          (4,000)
                                                  -----------      -----------

Net loss                                           (2,002,000)      (1,216,500)

Less:  Non-cash beneficial conversion
   feature of Series B Preferred Stock             (1,148,000)               -
                                                   -----------      -----------

Net loss available for common
   shareholders                                   $(3,150,000)     $ (1,216,500)
                                                  ------------     ------------
                                                  ------------     ------------

Basic and diluted net loss per share              $     (0.51)     $     (0.20)
                                                  ------------     ------------
                                                  ------------     ------------

Weighted average shares outstanding                 6,119,000        5,945,000
                                                  ------------     ------------
                                                  ------------     ------------

See accompanying notes to financial statements.

                                MICROVISION, INC.

                             STATEMENT OF CASH FLOWS

                                                           Three months ended March 31,
                                                           ----------------------------
                                                              1999             1998
                                                              ----             ----
                                                                   (unaudited)
Cash flows from operating activities
  Net loss                                                 $ (2,002,000)    $ (1,216,500)
  Adjustments to net cash used in operations:
    Depreciation                                                125,400           84,900
    Non-cash expenses related to issuance of stock,
       warrants and options and deferred compensation            82,200          159,200
     Changes in:
       Accounts receivable                                    1,250,200       (2,512,900)
       Costs and estimated earnings in excess of billings      (376,400)         570,300
       Other current assets                                     (87,500)          12,200
       Other assets                                          (1,051,900)               -
       Accounts payable                                        (339,500)          60,200
       Accrued liabilities                                        8,900           (5,100)
       Reserve for project costs                                132,000                -
       Billings in excess of costs and estimated earnings      (256,400)         690,400
                                                            ------------    -------------
          Net cash used in operating activities              (2,515,000)      (2,157,300)
                                                            ------------    -------------

Cash flows from investing activities
    Purchases of investment securities                         (500,000)         (49,100)
    Purchases of property and equipment                        (551,700)        (265,800)
                                                            ------------    -------------
       Net cash used in investing activities                 (1,051,700)        (314,900)
                                                            ------------    -------------
Cash flows from financing activities
    Principal payments under capital leases                     (31,900)          (4,400)
    Net proceeds from issuance of preferred stock             4,770,000                -
    Net proceeds from issuance of common stock                  506,100          125,900
                                                            ------------    -------------
       Net cash provided by financing activities              5,244,200          121,500
                                                            ------------    -------------
Net increase (decrease) in cash and cash equivalents          1,677,500       (2,350,700)
Cash and cash equivalents at beginning of period              2,269,000        5,049,200
                                                            ------------    -------------
Cash and cash equivalents at end of period                  $ 3,946,500     $  2,698,500
                                                            ------------    -------------
                                                            ------------    -------------

                    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest                                      $    36,900     $      4,000
                                                            ------------    -------------
                                                            ------------    -------------

         SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Property and equipment purchased under capital leases       $         -     $     81,100
                                                            ------------    -------------
                                                            ------------    -------------
Beneficial conversion feature of Series B Preferred Stock   $ 1,148,000     $          -
                                                            ------------    -------------
                                                            ------------    -------------

See accompanying notes to financial statements.

                                MICROVISION, INC.

                        STATEMENT OF COMPREHENSIVE LOSS

                                                    Three months ended March 31,
                                                    ----------------------------
                                                       1999             1998
                                                       ----             ----
                                                            (unaudited)
 Net loss                                           $(2,002,000)     $(1,216,500)
 Other comprehensive income:
    Unrealized gain (loss) in investment
      securities available-for-sale                       7,000           (3,400)
                                                    ------------     ------------
 Comprehensive loss                                 $(1,995,000)     $(1,219,900)
                                                    ------------     ------------
                                                    ------------     ------------

See accompanying notes to financial statements.

                                MICROVISION, INC.
                          Notes to Financial Statements
                                 March 31, 1999

Management's Statement

     The accompanying unaudited financial statements of Microvision, Inc. (the "Company") at March 31, 1999 and for the three month periods ended March 31, 1999 and March 31, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the audited financial statements of the Company for the twelve month period ended December 31, 1998. These statements include all adjustments (consisting only of normal recurring accruals) that, in the opinion of the Company's management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The interim results are not necessarily indicative of results that may be expected for a full year and should be read in conjunction with MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS set forth herein and with the Company's audited financial statements for the year ended December 31, 1998, which are included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Computation of Net Loss Per Share

         Net loss per share and net loss per share assuming dilution information is computed using the weighted average number of shares of common stock outstanding during each period in which the Company reports a loss. Common equivalent shares issuable upon the exercise of outstanding options and warrants to purchase shares of the Company's common stock (using the treasury stock method) and upon conversion of the Company's preferred stock (using the if - converted method) are not included in the calculation of the net loss per share and net loss per share assuming dilution because the effect of their inclusion is anti-dilutive.

Sale of Series B Convertible Preferred Stock

         In January 1999, the Company raised $5,000,000 (before issuance costs) from the sale of convertible preferred stock to a private investor in a private placement. The preferred stock is immediately convertible at a rate of $12.50 per share. Unless converted sooner at the election of the investor, the convertible preferred stock will automatically convert into 400,000 shares of common stock at the end of its five year term. The convertible preferred stock carries a cumulative dividend of 4% per annum, payable in cash or additional convertible preferred stock at the election of the Company. The investor also acquired two options to purchase additional convertible preferred stock, one with a six-month maturity and one with a nine-month maturity from the closing date of the transaction. Terms of the transaction include certain rights for the investor to have the common stock issuable upon conversion of the preferred stock registered under the Securities Act of 1933 (the "Securities Act") for resale by the holders thereof.

         The conversion price of the convertible preferred stock was less than the closing price of the Company's common stock on the date of sale of the preferred stock. This beneficial conversion feature was valued at $1.1 million and was accounted for as a reduction of the price paid for the preferred stock and an increase in common stock. This "discount" is treated as a preferred stock dividend to be recorded to retained earnings over the period between the date of sale and the date on which the preferred stock first becomes convertible. Since the preferred stock is immediately convertible, the entire value of the conversion feature has been recorded as a dividend during the three months ended March 31, 1999.

Subsequent Events

         In April 1999, the Company raised $6,000,000 (before issuance costs) from the sale of 440,893 shares of common stock to a private investor in a private placement. The investor also acquired two warrants to purchase additional common stock, one with a five year term and the other with a one year term. Under the terms of the transaction documents, the Company will register for resale under the Securities Act the shares issued in the initial sale and underlying the two warrants. Terms of the transaction include a provision that could result in a one-time issuance of additional shares, up to a fixed maximum, if the market price, as defined in the purchase agreement, of the Company's common stock on the date of effectiveness of the registration statement is less than the market price of the common stock on the closing date of the initial sale.

         In May 1999, the Company raised $4,500,000 (before issuance costs) from the sale of 268,600 shares of common stock to Cree Research, Inc. ("Cree") in a private placement. Under the terms of the agreement, within 90 days of the closing of the transaction the Company will register for resale under the Securities Act the shares issued to Cree. Concurrently with the sale of the stock, the Company entered into a one year $2.6 million development contract with Cree to accelerate development of semi-conductor light-emitting diodes and laser diodes for application with the Company's proposed display and imaging products. The agreement calls for payment of the $2.6 million cost of the project in four equal quarterly payments, the first of which was made concurrently with the signing of the agreement. The Company has pledged the balance of the payments due of $1,950,000 as security for a letter of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

         The information set forth below includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that section. Certain factors that realistically could cause results to differ materially from those projected in the Company's forward-looking statements are set forth under the caption "Description of Business--Considerations Relating to the Company's Business" in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Overview

         The Company commenced operations in May 1993 to develop and commercialize technology for displaying images and information onto the retina of the eye. In 1993, the Company acquired an exclusive license to the Virtual Retinal Display ("VRD") from the University of Washington and entered into a research agreement with the University of Washington to further develop the VRD technology. The Company was in the development stage through the period ended December 31, 1996. In connection with its development activities, the Company incurred costs to incorporate and establish its business activities as well as to develop and market the VRD technology. Since the completion of its initial public offering in August 1996, the Company also has established and equipped its own in-house laboratories for the continuing development of the VRD technology and has transferred the research and development work from the University of Washington to the Company. The Company has incurred substantial losses since its inception and expects to continue to incur significant operating losses over the next several years.

         The Company currently has several prototype versions of the VRD including monochromatic and color portable units and a full color table-top model. The Company expects to continue funding prototype and demonstration versions of products incorporating the VRD technology at least through 1999. Future revenues, profits and cash flow and the Company's ability to achieve its strategic objectives as described herein will depend on a number of factors including acceptance of the VRD technology by various industries and OEMs, market acceptance of products incorporating the VRD technology and the technical performance of such products.

Plan of Operation

         The Company intends to continue entering into strategic co-development relationships with systems and equipment manufacturers to pursue the development of commercial products incorporating the VRD technology. In 1997, the Company hired a Vice President, Sales with experience in technical product sales to pursue development contracts as well as strategic relationships with systems integrators and equipment manufacturers for the joint development of commercial products incorporating the VRD technology. In March 1999 the Company hired a Vice President, Marketing to identify and assess the various market and product opportunities available to the Company for the commercialization of the VRD technology and to identify and evaluate potential co-development partners. The Company plans to continue to expand its sales and marketing staff in support of its objective of commercializing the VRD technology.

         The Company plans to continue to pursue, obtain and perform on development contracts, with the expectation that such contracts will lead to products incorporating the Company's VRD technology as well as to further the development of the VRD technology. The Company also plans to continue investing in ongoing innovation and improvements to the VRD technology, including the development of component technology and additional prototypes, as well as design of subsystems and potential products. In March 1999, the Company hired a Vice President, Research & Development with experience in product development and technology commercialization to lead the Company's research and product development efforts, manage the performance of revenue contracts, and to direct the Company's internal research and product development activities. The Company has established, staffed, and equipped in-house laboratories to support its performance on development contracts as well as product development and VRD technology development. The Company intends to continue hiring qualified technical personnel and to continue investing in laboratory facilities and equipment to achieve the Company's technology development objectives.

Results of Operations

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO
THREE MONTHS ENDED MARCH 31, 1998.

         CONTRACT REVENUE. Contract revenue in the three months ended March 31, 1999 increased by $593,400 or 35% to $2,301,600 from $1,708,200 in the comparable period in 1998. The increase resulted from a larger amount of revenue in development contracts recognized in the three months ended March 31, 1999 than recognized in the comparable period in the prior year on contracts entered into in 1999 and 1998, respectively. Revenue in both the three months ended March 31, 1999 and 1998, includes revenue for which precontract costs were recognized in the prior quarter. The Company's customers have included both the United States Government and commercial enterprises.

         COST OF REVENUE. Cost of revenue includes both the direct and indirect costs of performing on revenue contracts, as well as the additional staff and related support costs associated with building the Company's technical capabilities and capacity to perform on expected future development contracts. Cost of revenue also includes amounts invested by the Company in research and development activities undertaken in conjunction with work performed in fulfillment of development contracts.

         Cost of revenue in the three months ended March 31, 1999 increased by $569,800 or 50% to $1,709,600 from $1,139,800 in the comparable period of 1998. The increase includes increases in both the direct and indirect costs of performing on revenue contracts as well as the additional staff and related support costs associated with building the Company's technical capabilities and capacity to perform on expected future development contracts. The higher level of expense in the three months ended March 31, 1999 over the comparable period in 1998 also reflects a higher level of investment made by the Company in developing its technology through work performed on development contracts, in addition to costs incurred on its own internal research and development projects. See "--Research and Development Expense".

         The Company expects that the cost of revenue on an absolute dollar basis will increase in the future. This increase likely will result from additional development contract work that the Company expects to perform and the commensurate growth in the Company's personnel and technical capacity. The cost of facilities is also expected to increase as a result of the Company's relocation of its headquarters to larger facilities in April 1999. See "--Liquidity and Capital Resources." As a percentage of contract revenue, the Company expects the cost of revenue to decline over time as the Company realizes economies of scale associated with an anticipated higher level of development contract business and as the Company's expenditures incurred to increase its technical capabilities and capacity become less as a percentage of a higher level of revenues.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists of compensation and related support costs of employees and contractors engaged in internal research and development activities; payments made for lab operations, outside development and processing work; fees and expenses related to patent applications and patent prosecution; and other expenses incurred in support of the Company's on-going internal research and development activities. Included in research and development expenses are costs incurred in acquiring and maintaining licenses of technology from other companies and options or other rights to acquire or use intellectual property, either related to the Company's VRD technology or otherwise. To date, the Company has expensed all research and development costs.

         Research and development expenses in the three months ended March 31, 1999 increased by $162,300 or 23% to $881,800 from $719,500 in the comparable period in 1998. The increase reflects continued implementation of the Company's operating plan, which calls for building its technical staff and supporting activities to further develop the Company's technology; establishing and equipping its own in-house laboratories; and developing intellectual property related to the Company's business.

         The Company believes that a substantial level of continuing research and development expense will be required to further commercialize the VRD technology and to develop products incorporating the VRD technology. Accordingly, the Company anticipates that it will continue to commit substantial resources to research and development, including hiring additional technical and support personnel and expanding and equipping its in-house laboratories, and that these costs will continue to increase in future periods.

         In May 1999, the Company entered into a $2.6 million one year development contract with Cree Research, Inc. to accelerate development of semi-conductive light-emitting diodes and laser diodes for application in the Company's proposed display and imaging products. See "--Liquidity and Capital Resources," and Notes to Financial Statements.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSE. Marketing, general and administrative expenses include compensation and support costs for the Company's sales, marketing, management and administrative staff and their related activities, and for other general and administrative costs, including legal and accounting costs, costs of consultants and professionals and other expenses.

         Marketing, general and administrative expenses in the three months ended March 31, 1999 increased by $552,900 or 47% to $1,721,700 from $1,168,800 in the comparable period in 1998. The increase includes increased aggregate compensation and associated support costs for employees and contractors, including those employed at December 31, 1998 and those hired subsequent to that date, in sales and marketing and in management and administrative areas. The Company expects marketing, general and administrative expenses to increase substantially in future periods as the Company adds to its sales and marketing staff, makes additional investments in sales and marketing activities to support commercialization of its VRD technology and development of anticipated products, and as it increases the level of corporate and administrative activity.

         INTEREST INCOME AND EXPENSE. Interest income in the three months ended March 31, 1999 decreased by $61,000 to $46,400 from $107,400 in the comparable period in 1998. This decrease resulted from lower average cash and investment securities balances in the three months ended March 31, 1999 than the average cash and investment securities balances in the comparable period of the prior year.

         Interest expense in the three months ended March 31, 1999 increased by $32,900 to $36,900 from $4,000 in the comparable period in 1998. This increase resulted from interest related to assignment of certain accounts receivable under the Company's accounts receivables assignment facility and to increased interest expense related to capital lease obligations.

         NON-CASH BENEFICIAL CONVERSION FEATURE. In January 1999, the Company raised $5 million in a private placement of Series B Convertible Preferred Stock, which is immediately convertible into 400,000 shares of common stock of the Company. The conversion price of the convertible preferred stock was less than the closing price of the Company's common stock on the date of sale of the preferred stock. This beneficial conversion feature was valued at $1.1 million and was accounted for as a reduction of the price paid for the preferred stock and an increase in common stock. This "discount" is treated as a preferred stock dividend to be recorded to retained earnings over the period between the date of sale and the date on which the preferred stock first becomes convertible. Since the preferred stock is immediately convertible, the entire value of the conversion feature has been recorded as a dividend during the three months ended March 31, 1999. See "Notes to Financial Statements."

Liquidity and Capital Resources

         Since our inception through March 31, 1999, our principal sources of liquidity have been net proceeds from the sale of debt and equity totaling $29.1 million and development contracts totaling $10.3 million. At March 31, 1999, the Company's total cash, cash equivalents and investment securities balance was $4.5 million. The Company has no bank line of credit.

         In 1998, the Company established a non-recourse receivables assignment facility (the "Facility") with a financial institution. The Facility allows the Company to assign accounts receivable to the financial institution on a non-recourse basis for cash. The maximum amount of assigned but uncollected receivables at any one time is $2,500,000

         During the three months ended March 31, 1999, the Company used approximately $2.5 million of cash in operating activities, an increase of approximately $.3 million from the approximately $2.2 million that the Company used in the first quarter of 1998. This increased use of cash resulted primarily from an increase in the net loss of $785,500 for the period ended March 31, 1999 over the loss for the comparable period of the prior year, which was offset in part by net cash provided by other operating sources. During 1999, the Company's operating expenses will depend primarily upon the nature of the contracts that the Company performs during the year and on the extent to which it grows in anticipation of expected future development contracts.

         During the three months ended March 31, 1999, the Company's investing activities consisted of purchases of investment securities of approximately $500,000 and additions to property and equipment of approximately $552,000, primarily for tenant improvements associated with the Company's new headquarters building.

         In January 1999, the Company raised $5,000,000 in cash (before issuance costs) from the sale of convertible preferred stock to a private investor in a private placement. The Company raised an additional $7.9 million in net proceeds (before issuance costs) from the sale of securities subsequent to March 31, 1999. See "Notes to Financial Statements."

         In October 1998, the Company entered into a lease for office space to house the Company's operations over the longer term by providing space to accommodate planned growth in staff, lab and production space requirements. Under the terms of the lease, the Company will lease between 92,000 square feet and 101,000 square feet over the first four years of the seven-year term of the lease. Based on the initial commitment of approximately 67,500 square feet, the base rent expense during the first year of occupancy is approximately $861,000, increasing to approximately $931,000 in the second year. The lease is a triple net lease, which requires the Company to pay operating expenses in addition to the base rent. The lease terms include an option for the Company to extend the initial lease term for one period of five years, a second option to extend for an additional period of two years, and other options to acquire additional space during the initial seven-year term should the need arise. The terms of the lease require the Company to provide the landlord with a lease bond in the amount of $1,150,000 as credit enhancement for the lease. As of December 31, 1998, $400,000 of the required lease bond had been issued, with the remaining $750,000 issued in January 1999. The Company was required to secure one-half of the lease bond with a letter of credit and was required to secure the full amount of the letter of credit with cash. The requirement to maintain the lease bond terminates when the Company meets certain financial criteria as described in the lease. In January 1999, the Company exercised its option to finance $420,000 of tenant improvements through the landlord and provided a letter of credit to support the borrowing. The Company was required to secure the entire amount of the letter of credit with cash. The amount of the letter of credit required is reduced over the term of the borrowing based on repayments made. Repayment of the borrowing will be included in the Company's rent. The Company completed its relocation into this facility in April 1999.

         The Company's future expenditures and capital requirements will depend on numerous factors, including the progress of its research and development program, the progress in commercialization activities and arrangements, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments and the ability of the Company to establish cooperative development, joint venture and licensing arrangements. In order to maintain its exclusive rights under the Company's license agreement with the University of Washington, the Company is obligated to make royalty payments to the University of Washington with respect to the VRD. If the Company is successful in establishing OEM co-development and joint venture arrangements, it is expected that the Company's partners would fund certain non-recurring engineering costs for product development. Nevertheless, the Company expects its cash requirements to increase significantly each year as it expands its activities and operations with the objective of commercializing the VRD technology.

         The Company believes that its cash, cash equivalents, and investment securities balances of $4.5 million, together with the $7.9 million in net proceeds received subsequent to March 31, 1999 from the sale of common stock, will satisfy its budgeted cash requirements for at least the next 12 months, based on the Company's current operating plan. Actual expenses, however, may exceed the amounts budgeted therefor and the Company may require additional capital earlier to further the development of its technology and for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. The Company's operating plan calls for the addition of technical and business staff and the purchase of additional laboratory equipment. The operating plan also provides for the development of strategic relationships with systems and equipment manufacturers. There can be no assurance that additional financing will be available to the Company or that, if available, it will be available on terms acceptable to the Company on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, the Company may be required to limit its operations significantly. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can, directly or through arrangements with OEMs, introduce products incorporating the VRD technology and the market acceptance and competitive position of such products.

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

         In April 1999, the Company moved its headquarters and commenced a new lease. See "-- Liquidity and Capital Resources." Pursuant to the terms of the lease, the landlord is responsible for making the systems serving the facility "Year 2000 Compliant."

         The Company's strategy includes identifying third parties whose failure to be Y2K compliant could have a material adverse impact on the Company's operations or financial condition. This process includes examining the Company's interaction with other IT systems including those of vendors and parties with which it communicates via e-mail and other information systems. The Company has requested a statement from significant vendors and third parties reporting their Y2K compliance status. If such vendors or other third parties raise Y2K compliance concerns, the Company plans to utilize alternative vendors that are Y2K compliant. In addition, the Company is requesting a statement from its customers regarding their levels of Y2K compliance.

         The Company presently expects its overall Y2K assessment to be completed in the third quarter of 1999. There is no assurance, however, that taking the steps described within the proposed timeframe will ensure complete Y2K compliance.

         To date, the cost of the Company's Y2K compliance strategy has been immaterial. In connection with its assessment of its Y2K exposure, the Company is developing a budget of potential expenditures relating to its Y2K compliance strategy.

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

         The Company's contingency plans for a Y2K disruption of its operations include making additional purchase from vendors for a reasonable period beginning January 1, 2000 in order to ensure the availability of components and materials needed for the Company to perform on its contractual obligations. The Company is also in the process of developing backup plans that will enable it to continue operations with the least amount of downtime and expense. There is no assurance, however, that such backup plans will enable the Company to avoid a materially adverse impact on its results of operations in the event of a Y2K disruption.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Substantially all of the Company's cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates. However, all of the Company's cash equivalents and investment securities mature within one year. As a result, the Company believes that the market risk arising from its holdings of these financial instruments is minimal. In addition, substantially all of the Company's development contract payments are made in U.S. dollars and, consequently, the Company believes its foreign currency exchange rate risk is immaterial. The Company does not have any derivative instruments and does not engage in hedging transactions.

                                    Part II
                               OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company is not a party to, nor is its property subject to, any material pending legal proceeding.

Item 2.   Changes In Securities and Use of Proceeds

          On January 14, 1999, the Company raised $5,000,000 (before issuance costs) through the sale of 5,000 shares of its Series B Convertible Preferred Stock (the "Series B Stock") to Margaret Elardi, an accredited investor. The Series B Stock is convertible from time to time into shares of common stock at an initial conversion price of $12.50 per share, subject to adjustment under certain conditions. The Company also granted Mrs. Elardi certain options to purchase additional shares of Series B Stock. For a complete description of this transaction, see our Current Report on Form 8-K for the event of January 14, 1999, as filed with the SEC on January 28, 1999. This transaction was exempt from registration under the Securities Act pursuant to Sections 4(2) and 4(6) of that Act, and Regulation D promulgated thereunder.

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          a.  EXHIBITS

              10.1 Form of Amendment to lease between S/I Northcreek II, LLC and Microvision, Inc. dated October 27, 1998

              11. Computation of Net Loss Per Share and Net Loss Per Share Assuming Dilution

              27.    Financial Data Schedule

          b.  REPORTS ON FORM 8-K

              On January 28, 1999, the Company filed a Current Report on Form 8-K for the event of January 14, 1999.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MICROVISION, INC.



Date:  May 17, 1999                 RICHARD F. RUTKOWSKI
                                    --------------------------------------------
                                    Richard F. Rutkowski
                                    President, Chief Executive Officer
                                    (Principal Executive Officer)


Date: May 17, 1999                  RICHARD A. RAISIG
                                    --------------------------------------------
                                    Richard A. Raisig
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number         Description
-------        -----------

10.1           Form of Amendment to lease between S/I Northcreek II, LLC and
               Microvision, Inc. dated October 27, 1998

11.            Computation of Net Loss Per Share and Net Loss Per Share
               Assuming Dilution

27.            Financial Data Schedule
