Form 10-Q
period 1999-06-30
MICROVISION INC
filed 1999-08-20
CIK 65770

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                  For the quarterly period ended June 30, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to ____________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

At July 31, 1999, the Company had 9,850,905 shares of common stock, no par value, outstanding.

                                     PART I
                              FINANCIAL INFORMATION

                                                                              Page
                                                                              ----
Item 1 -  Financial Statements

          Balance Sheet at June 30, 1999 and December 31, 1998                  3

          Statement of Operations for the three and six months ended            4
          June 30, 1999 and 1998

          Statement of Cash Flows for the six months ended                      5
          June 30, 1999 and 1998

          Statement of Comprehensive Loss for the three and six                 6
          months ended June 30, 1999 and 1998

          Notes to Financial Statements                                         7

Item 2 -  Management's Discussion and Analysis of Financial Condition           9
          and Results of Operations

Item 3    Quantitative and Qualitative Dislosures About Market Risk            16

                                     PART II
                                OTHER INFORMATION

Item 1 -  Legal Proceedings                                                    27

Item 2 -  Changes in Securities and Use of Proceeds                            27

Item 3 -  Defaults Upon Senior Securities                                      28

Item 4 -  Submission of Matters to a Vote of Security Holders                  28

Item 5 -  Other Information                                                    29

Item 6 -  Exhibits and Reports on Form 8-K                                     29

                                   MICROVISION, INC.

                                     BALANCE SHEET

                                                          June 30,          December 31,
                                                            1999                1998
                                                            ----                ----
                                                         (unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                            $  7,866,200        $ 2,269,000
   Investment securities available for sale                2,277,300                  -
   Accounts receivable, net                                1,449,700          1,538,800
   Costs and estimated earnings in excess of
      billings on uncompleted contracts                    1,287,400            758,500
   Other current assets                                      440,800            282,800
                                                        -------------       -----------
      Total current assets                                13,321,400          4,849,100

Property & equipment, net                                  2,645,700          1,394,100

Other assets                                               3,157,600            119,000
                                                        ------------        -----------
     Total assets                                       $ 19,124,700        $ 6,362,200
                                                        ============        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                     $  1,498,000        $ 1,327,700
   Accrued liabilities                                     2,347,600          1,028,100
   Allowance for estimated contract losses                   685,000            228,000
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                      266,200            771,500
   Current portion of capital lease obligations              203,200            136,100
   Current portion of long term debt                          83,700                  -
                                                        -------------       -----------
        Total current liabilities                          5,083,700          3,491,400

Capital lease obligations, net of current portion            223,100            281,800
Long term debt, net of current portion                       326,500                  -
                                                        -------------       -----------
        Total liabilities                                  5,633,300          3,773,200
                                                        -------------       -----------
Commitments and contingencies                                      -                  -

Shareholders' Equity
    Preferred stock                                          436,000                  -
    Common stock                                          44,870,800         25,742,600
    Deferred compensation                                   (359,100)          (238,700)
    Subscriptions receivable                                (246,500)           (78,900)
    Unrealized holding gain on investment securities          28,300                  -
    Accumulated deficit                                  (31,238,100)       (22,836,000)
                                                        -------------       -----------
      Total shareholders' equity                          13,491,400          2,589,000
                                                        ------------        -----------
      Total liabilities and shareholders' equity        $ 19,124,700        $ 6,362,200
                                                        ============        ===========

See accompanying notes to financial statements.

                                              MICROVISION, INC.

                                          STATEMENT OF OPERATIONS

                                         Three months ended June 30,      Six months ended June 30,
                                         ---------------------------      -------------------------
                                            1999           1998               1999           1998
                                            ----           ----               ----           ----
                                                (unaudited)                       (unaudited)
Contract revenue                         $ 1,392,900    $ 2,055,900        $ 3,694,500    $ 3,764,100

Cost of revenue                            1,539,500      1,514,800          3,249,100      2,654,600
                                         ------------   ------------       ------------   ------------
   Gross margin                             (146,600)       541,100            445,400      1,109,500
                                         ------------   ------------       ------------   ------------

Research and development
   expense                                 2,590,900      1,411,700          3,472,700      2,131,200
Marketing, general and
   administrative expense                  2,513,700      1,345,800          4,235,400      2,514,600
                                         ------------   ------------       ------------   ------------
        Total expenses                     5,104,600      2,757,500          7,708,100      4,645,800
                                         ------------   ------------       ------------   ------------

Loss from operations                      (5,251,200)    (2,216,400)        (7,262,700)    (3,536,300)

Interest income                              142,500         82,100            188,900        189,500
Interest expense                             (70,000)        (8,900)          (106,900)       (12,900)
                                         ------------   ------------       ------------   ------------

Net loss                                  (5,178,700)    (2,143,200)        (7,180,700)    (3,359,700)

Less:  Preferred dividend                    (73,400)             -            (73,400)
Non-cash beneficial conversion
   feature of Series B Preferred Stock             -              -         (1,148,000)             -
                                         ------------   ------------       ------------   ------------

Net loss available for common
   shareholders                          $(5,252,100)   $(2,143,200)       $(8,402,100)   $(3,359,700)
                                         ============   ============       ============   ============

Basic and diluted net loss per share         $ (0.74)       $ (0.36)           $ (1.27)       $ (0.56)
                                         ============   ============       ============   ============

Weighted average shares outstanding        7,073,800      5,964,700          6,596,400      5,954,900
                                         ============   ============       ============   ============

See accompanying notes to financial statements.

                                         MICROVISION, INC.

                                      STATEMENT OF CASH FLOWS

                                                                      Six months ended June 30,
                                                                      -------------------------
                                                                        1999             1998
                                                                        ----             ----
                                                                             (unaudited)
Cash flows from operating activities
   Net loss                                                       $ (7,180,700)       $(3,359,700)
   Adjustments to net cash used in operations:
       Depreciation                                                    277,100            207,200
       Non-cash expenses related to issuance of stock,
          warrants and options and deferred compensation               126,900            317,700
        Changes in:
            Accounts receivable                                         89,100         (1,180,900)
            Costs and estimated earnings in excess of billings        (528,900)           109,500
            Other current assets                                      (158,000)            32,500
            Other assets                                            (3,038,600)           (24,100)
            Accounts payable                                           170,300            467,100
            Accrued liabilities                                      1,319,500            589,600
            Reserve for project costs                                  457,000                  -
            Billings in excess of costs and estimated earnings        (505,300)           251,900
                                                                    -----------        ----------
                Net cash used in operating activities               (8,971,600)        (2,589,200)
                                                                    -----------        -----------
Cash flows from investing activities
     (Purchases) Sales of investment securities                     (2,249,000)         1,993,200
      Purchases of property and equipment                           (1,453,700)          (525,100)
                                                                    -----------        -----------
         Net cash (used in) provided by investing activities        (3,702,700)         1,468,100
                                                                    -----------        -----------
Cash flows from financing activities
     Principal payments under capital leases                           (66,600)           (19,500)
     Principal payments under long term debt                            (9,800)                 -
     Increase in long term debt                                        420,000                  -
     Payment of preferred dividend                                     (73,400)                 -
     Net proceeds from issuance of preferred stock                   4,770,000                  -
     Net proceeds from issuance of common stock                     13,231,300            177,200
                                                                   -----------         -----------
        Net cash provided by financing activities                   18,271,500            157,700
                                                                   -----------         -----------

Net increase (decrease) in cash and cash equivalents                 5,597,200           (963,400)
Cash and cash equivalents at beginning of period                     2,269,000          5,049,200
                                                                   -----------        ------------
Cash and cash equivalents at end of period                        $  7,866,200        $ 4,085,800
                                                                  =============       ============
                      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                            $    106,900        $    12,900
                                                                  =============       ============
             SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchased under capital leases             $     75,000        $   268,400
                                                                  =============       ============

Beneficial conversion feature of Series B Preferred Stock         $  1,148,000        $         -
                                                                  =============       ============

Redemption of preferred stock                                     $  4,334,000        $         -
                                                                  =============       ============

Exercise of stock options for subscriptions receivable            $    167,600        $         -
                                                                  =============       ============

Deferred compensation for stock grants                            $    247,300        $         -
                                                                  =============       ============

See accompanying notes to financial statements.

                                            MICROVISION, INC.

                                    STATEMENT OF COMPREHENSIVE INCOME

                                              Three months ended June 30,       Six months ended June 30,
                                              ----------------------------      -------------------------
                                                 1999             1998             1999           1998
                                                 ----             ----             ----           ----
                                                      (unaudited)                      (unaudited)
Net loss                                     $ (5,178,700)   $ (2,143,200)      (7,180,700)   (3,359,700)
Other comprehensive income:
   Unrealized gain (loss) in investment
     securities available-for-sale                 21,300            (100)          28,300        (3,500)
                                             -------------   -------------      -----------   -----------
Comprehensive loss                           $ (5,157,400)   $ (2,143,300)      (7,152,400)   (3,363,200)
                                             =============   =============      ===========   ===========

See accompanying notes to financial statements.

                                MICROVISION, INC.
                          Notes to Financial Statements
                                  June 30, 1999

Management's Statement

     The accompanying unaudited financial statements of Microvision, Inc. (the "Company") at June 30, 1999 and for the three month periods ended June 30, 1999 and June 30, 1998 and for the six month periods ended June 30, 1999 and June 30, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the audited financial statements of the Company for the twelve month period ended December 31, 1998. These statements include all adjustments (consisting only of normal recurring accruals) that, in the opinion of the Company's management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The interim results are not necessarily indicative of results that may be expected for a full year and should be read in conjunction with MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS set forth herein and with the Company's audited financial statements for the year ended December 31, 1998, which are included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Computation of Net Loss Per Share

         Net loss per share and net loss per share assuming dilution information is computed using the weighted average number of shares of common stock outstanding during each period in which the Company reports a loss. Common equivalent shares issuable upon the exercise of outstanding options and warrants to purchase shares of the Company's common stock (using the treasury stock method) and upon conversion of the Company's preferred stock (using the if converted method) are not included in the calculation of the net loss per share and net loss per share assuming dilution because the effect of their inclusion is anti-dilutive.

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

         The conversion price of the convertible preferred stock was less than the closing price of the Company's common stock on the closing date of the transaction. This beneficial conversion feature was valued at $1.1 million and was accounted for as a reduction of the price paid for the preferred stock and an increase in common stock. This "discount" is treated as a preferred stock dividend to be recorded to retained earnings over the period between the date of sale and the date on which the preferred stock first becomes convertible. Because the preferred stock is immediately convertible, the entire value of the conversion feature has been recorded as a dividend during the three months ended March 31, 1999.

         In May 1999, the Company redeemed the convertible preferred stock and, in connection therewith, issued 400,000 shares of Common Stock as consideration to the investor. In addition, the Company paid a cash dividend of $73,400 to the investor at the time of the redemption.

Sales of Common Stock

         In April 1999, the Company raised $6,000,000 (before issuance costs) from the sale of 440,893 shares of common stock to a private investor in a private placement. The investor also acquired two warrants to purchase additional common stock, one with a five year term and the other with a one year term. In April 1999 the Company filed a registration statement to register for resale by the investors the shares of common stock and warrants sold in the transaction. In June 1999, the registration statement was declared effective by the SEC.

         In May 1999, the Company raised $4,500,000 (before issuance costs) from the sale of 268,600 shares of common stock to Cree Research, Inc. ("Cree") in a private placement. Concurrently with the sale of the stock, the Company entered into a one year $2.6 million development contract with Cree to accelerate development of semi-conductor light-emitting diodes and laser diodes for application with the Company's proposed display and imaging products. The agreement calls for payment of the $2.6 million cost of the project in four equal quarterly payments, the first of which was made in connection with the signing of the agreement. The Company has pledged the balance of the payments due of $1,950,000 as security for a letter of credit, which will be used to fund the remaining payments under the agreement. In August, the Company filed a registration statement to register for resale by the investor the shares of common stock sold in transaction.

         In June 1999, the Company received $1,078,920 (before issuance costs) from the exercise of 49,950 warrants to purchase units, consisting of one share of common stock and one warrant to purchase common stock, and from the exercise of the underlying common stock purchase warrants, which resulted in the issuance by the Company of a total of 99,900 shares of common stock.

Subsequent Events

         The Company announced in June 1999 that it would redeem its outstanding publicly traded redeemable common stock purchase warrants on July 19, 1999. Following the announcement and beginning in July 1999, 2,253,430 warrants were exercised with the Company receiving $27,041,200 in gross proceeds and issuing 2,253,430 shares of Common Stock. The remaining warrants will be redeemed in accordance with the terms of the Warrant Agreement. The Company has delisted the Warrants from trading on the Nasdaq National Market.

         In July 1999, the holder of an option to purchase Convertible Preferred Stock Series B-1 exercised the option and purchased 1,600 shares of Series B-1 Convertible Preferred Stock for $1,600,000 (before issuance costs). The preferred stock is immediately convertible at a rate of $16.00 per share. Unless converted sooner at the election of the investor, the convertible preferred stock will automatically convert into 100,000 shares of common stock at the end of its five year term. The convertible preferred stock carries a cumulative dividend of 4% per annum, payable in cash or additional convertible preferred stock at the election of the Company. Terms of the preferred stock include certain rights for the investor to have the common stock issuable upon conversion of the preferred stock registered under the Securities Act for resale by the holders thereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         The information set forth below includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that section. Certain factors that realistically could cause results to differ materially from those projected in the Company's forward-looking statements are set forth under the caption "--Considerations Relating to the Company's Business" beginning on page 19.

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

         The Company plans to continue to pursue, obtain and perform on development contracts, with the expectation that such contracts will lead to products incorporating the Company's VRD technology as well as to further the development of the VRD technology. The Company also plans to continue investing in ongoing innovation and improvements to the VRD technology, including the development of component technology and additional prototypes, as well as design of subsystems and potential products. In March 1999, the Company hired a Vice President, Research & Development with experience in product development and technology commercialization to lead the Company's research and product development efforts, manage the performance of revenue contracts, and to direct the Company's internal research and product development activities. The Company has established, staffed, and equipped in-house laboratories to support its performance of development contracts as well as product development and VRD technology development. The Company intends to continue hiring qualified technical personnel and to continue investing in laboratory facilities and equipment to achieve the Company's technology development objectives.

Results of Operations

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO
THREE MONTHS ENDED JUNE 30, 1998.

         CONTRACT REVENUE. Contract revenue in the three months ended June 30, 1999 decreased by $663,000 or 32% to $1,392,900 from $2,055,900 in the comparable period in 1998. Several factors contributed to the decrease. During the three months ended June 30, 1999, the Company went through a reorientation of its Research and Product Development Department to more directly focus its technical capabilities on product development and production. Because the Company recognizes revenue on a percentage of completion basis, the resulting loss of direct labor hours worked on development projects and the related decrease in other direct costs charged to projects resulted in lower revenue generation for the period. Delays in booking expected development contracts and increases in certain development project budgets also contributed to the decrease. To date, substantially all of the Company's revenue has been generated from development contracts. The Company's customers have included the United State Government and commercial enterprises.

         COST OF REVENUE. Cost of revenue includes both the direct and indirect costs of performing on revenue contracts. Direct costs include direct labor, materials and other costs incurred directly in the performance of specific projects. Indirect costs include labor and other costs associated with operating the Research and Product Development Department and building the technical capabilities of the Company. The cost of revenue is determined in part by the level of direct costs incurred on development contracts and in part by the level of indirect costs incurred in managing and building the technical capabilities and capacity of the Company. Accordingly, the cost of revenue can fluctuate significantly from period to period depending on the level of both the direct costs incurred in the performance of projects and the level of indirect costs incurred.

         Cost of revenue in the three months ended June 30, 1999 increased by $24,700 or 2% to $1,539,500 from $1,514,800 in the comparable period of 1998.
The direct costs associated with project performance decreased in the three months ended June 30, 1999 from the costs incurred in the same period of 1998, reflecting a lower level of work performed on development contracts in the three months ended June 30, 1999. The indirect costs incurred in building and managing the Company's technical capabilities and capacity increased during the three months ended June 30, 1999 over that incurred in the same period of the prior year as the Company continued to build capacity and capabilities in preparation for expected future development contracts. The increase in these indirect costs, including those associated with the reorientation of the Research and Product Development Department, more than offset the decrease in direct costs associated with a lower level of performance on development contracts. The result was an overall increase in costs of revenue for the three months ended June 30, 1999 compared with the same period in the prior year.

         The Company expects that the cost of revenue on an absolute dollar basis generally will increase in the future. This increase is expected to result from additional development contract work that the Company expects to perform and the commensurate growth in the Company's personnel and technical capacity required for performance on such contracts. As a percentage of contract revenue, the Company expects the cost of revenue to decline in future years as the Company realizes economies of scale associated with an anticipated higher level of development contract business and as the Company's expenditures incurred to increase its technical capabilities and capacity become less as a percentage of a higher level of revenues.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists of compensation and related support costs of employees and contractors engaged in internal research and development activities; payments made for lab operations, outside development and processing work; fees and expenses related to patent applications and patent prosecution; and other expenses incurred in support of the Company's ongoing internal research and development activities. Included in research and development expenses are costs incurred in acquiring and maintaining licenses of technology from other companies and options or other rights to acquire or use intellectual property, either related to the Company's VRD technology or other technologies. To date, the Company has expensed all research and development costs.

         Research and development expense in the three months ended June 30, 1999 increased by $1,179,200 or 84% to $2,590,900 from $1,411,700 in the comparable period in 1998. The increase reflects continued implementation of the Company's operating plan, which calls for building its technical staff and supporting activities to further develop the Company's technology; establishing and equipping its own in-house laboratories; and developing intellectual property related to the Company's business. In May 1999, the Company entered into a $2.6 million one year development contract with Cree Research, Inc. to accelerate development of semi-conductor light-emitting diodes and laser diodes for application in the Company's proposed display and imaging products. The increase includes costs associated with the work performed by Cree Research pursuant to the development agreement. In addition, the Company has expensed the costs associated with the acquisition of certain intellectual property. See "--Liquidity and Capital Resources" and "Financial Statement--Notes to Financial Statements."

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

         Marketing, general and administrative expenses in the three months ended June 30, 1999 increased by $1,167,900 or 87% to $2,513,700 from $1,345,800 in the comparable period in 1998. The increase includes increased aggregate compensation and associated support costs for employees and contractors, including those employed at December 31, 1998 and those hired subsequent to that date, in sales and marketing and in management and administrative areas. The Company expects marketing, general and administrative expenses to increase substantially in future periods as the Company adds to its sales and marketing staff, makes additional investments in sales and marketing activities to support commercialization of its VRD technology and development of anticipated products, and as it increases the level of corporate and administrative activity.

         INTEREST INCOME AND EXPENSE. Interest income in the three months ended June 30, 1999 increased by $60,400 to $142,500 from $82,100 in the comparable period in 1998. This increase resulted from higher average cash and investment securities balances in the three months ended June 30, 1999 than the average cash and investment securities balances in the comparable period of the prior year.

         Interest expense in the three months ended June 30, 1999 increased by $61,100 to $70,000 from $8,900 in the comparable period in 1998. This increase resulted from interest related to assignment of certain accounts receivable under the Company's accounts receivable assignment facility, to increased interest expense on capital lease obligations, and to interest expense on long term debt entered into during the three month period ended June 30, 1999.

         During the three months ended June 30, 1999, the Company paid a cash dividend of $73,400 to the holder of its Series B Preferred Stock in connection with the redemption of the Convertible Preferred Stock and issuance of Common Stock. See "Financial Statements--Notes to Financial Statements."

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO
SIX MONTHS ENDED JUNE 30, 1998.

         CONTRACT REVENUE. Contract revenue in the six months ended June 30, 1999 decreased by $69,600 or 2% to $3,694,500 from $3,764,100 in the comparable period in 1998. Contract revenue in the three months ended March 31, 1999 had increased by $593,400 over contract revenue in the comparable period of 1998. However, this increase was more than offset by the decrease in revenue for the three months ended June 30, 1999, resulting in a decrease in revenue for the six months ended June 30, 1999 compared to the same period in the prior year. Several factors contributed to the decrease in revenue during the three months ended June 30, 1999 compared to the same period in 1998. During the three months ended June 30, 1999, the Company went through a reorientation of its Research and Product Development Department to more directly focus its technical capabilities on product development and production. Because the Company recognizes revenue on a percentage of completion basis, the resulting loss of direct labor hours worked on development contracts resulted in lower revenue generation for the period. Delays in booking expected development contracts and increases in certain development project budgets also contributed to lower revenue generation for the three and six month periods ended June 30, 1999 as compared to the same periods in the prior year. To date, substantially all of the Company's revenue has been generated from development contracts. The Company's customers have included both the United States Government and commercial enterprises.

         COST OF REVENUE. Cost of revenue includes both the direct and indirect costs of performing on revenue contracts. Direct costs include direct labor, materials and other costs incurred directly in the performance of specific projects. Indirect costs include labor and other costs associated with operating the Research and Product Development Department and building the technical capabilities of the Company. The cost of revenue is determined in part by the level of direct costs incurred on development contracts and in part by the level of indirect costs incurred in managing and building the technical capabilities and capacity of the Company. Accordingly, the cost of revenue can fluctuate significantly from period to period depending on the level of both the direct costs incurred in the performance of projects and the level of indirect costs incurred.

         Cost of revenue in the six months ended June 30, 1999 increased by $594,500 or 22% to $3,249,100 from $2,654,600 in the comparable period of 1998.
During the six months ended June 30, 1999, the increase over the comparable period of the prior year in the indirect costs associated building operating capacity and technical capabilities of the Company more than offset a decrease in the direct costs associated with lower level of performance on development contracts during the six months ending June 30, 1999 from that of the same period in the prior year. The result was an net increase in the cost of revenue for the three months ended June 30, 1999 compared with the same period in the prior year.

         The Company expects that the cost of revenue on an absolute dollar basis will increase in the future. This increase likely will result from additional development contract work that the Company expects to perform and the commensurate growth in the Company's personnel and technical capacity. The cost of facilities is also expected to increase as a result of the Company's relocation of its headquarters to larger facilities in April 1999. See "-- Liquidity and Capital Resources." As a percentage of contract revenue, the Company expects the cost of revenue to decline over time as the Company realizes economies of scale associated with an anticipated higher level of development contract business and as the Company's expenditures incurred to increase its technical capabilities and capacity become less as a percentage of a higher level of revenues.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists of compensation and related support costs of employees and contractors engaged in internal research and development activities; payments made for lab operations, outside development and processing work; fees and expenses related to patent applications and patent prosecution; and other expenses incurred in support of the Company's ongoing internal research and development activities. Included in research and development expenses are costs incurred in acquiring and maintaining licenses of technology from other companies and options or other rights to acquire or use intellectual property, either related to the Company's VRD technology or other technologies. To date, the Company has expensed all research and development costs.

         Research and development expense in the six months ended June 30, 1999 increased by $1,341,500 or 63% to $3,472,700 from $2,131,200 in the comparable period in 1998. The increase reflects continued implementation of the Company's operating plan, which calls for building its technical staff and supporting activities to further develop the Company's technology; establishing and equipping its own in-house laboratories; and developing intellectual property related to the Company's business. In May 1999, the Company entered into a $2.6 million one year development contract with Cree Research, Inc. to accelerate development of semi-conductor light-emitting diodes and laser diodes for application in the Company's proposed display and imaging products. The increase in research and development costs also includes costs associated with the work performed by Cree Research pursuant to the agreement. In addition, during the six months ended June 30, 1999, costs related to the acquisition of an exclusive license were expensed by the Company. See "- Liquidity and Capital Resources" and "- Notes to Financial Statements."

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

         Marketing, general and administrative expenses in the six months ended June 30, 1999 increased by $1,720,800 or 68% to $4,235,400 from $2,514,600 in the comparable period in 1998. The increase includes increased aggregate compensation and associated support costs for employees and contractors, including those employed at December 31, 1998 and those hired subsequent to that date, in sales and marketing and in management and administrative areas. The

Company expects marketing, general and administrative expenses to increase substantially in future periods as the Company adds to its sales and marketing staff, makes additional investments in sales and marketing activities to support commercialization of its VRD technology and development of anticipated products, and as it increases the level of corporate and administrative activity.

         INTEREST INCOME AND EXPENSE. Interest income in the six months ended June 30, 1999 decreased by $600 to $188,900 from $189,500 in the comparable period in 1998. This decrease resulted from lower average cash and investment securities balances in the six months ended June 30, 1999 than the average cash and investment securities balances in the comparable period of the prior year.

         Interest expense in the six months ended June 30, 1999 increased by $94,000 to $106,900 from $12,900 in the comparable period in 1998. This increase resulted from interest related to assignment of certain accounts receivable under the Company's accounts receivable assignment facility, to increased interest expense related on capital lease obligations and to interest on long term debt entered into during the three months ended June 30, 1999.

         During the three months ended June 30, 1999, the Company paid a cash dividend of $73,400 to the holder of its Series B Convertible Preferred Stock in connection with redemption of the Convertible Preferred Stock and issuance of Common Stock. See "Financial Statements - Notes to Financial Statements."

Liquidity and Capital Resources

         Since our inception through June 30, 1999, our principal sources of liquidity have been net proceeds from the sale of debt and equity totaling $42.2 million and development contracts totaling $12.6 million. At June 30, 1999, the Company's total available cash, cash equivalents and investment securities balance was $10.1 million. The Company has no bank line of credit.

         In 1998, the Company established a non-recourse receivables assignment facility (the "Facility") with a financial institution. The Facility allows the Company to assign accounts receivable to the financial institution on a non-recourse basis for cash. The maximum amount of assigned but uncollected receivables at any one time is $2,500,000. At June 30, 1999, the Company had receivables totaling $1,434,000 assigned under this agreement, which amount the Company repurchased during July 1999.

         During the six months ended June 30, 1999, the Company used approximately $9.0 million of cash in operating activities, an increase of approximately $6.4 million from the approximately $2.6 million that the Company used in the first six months of 1998. This increased use of cash resulted primarily from an increase in the net loss of $3.8 million for the six months ended June 30, 1999 over the loss of the comparable period of the prior year, which was offset in part by net cash provided by other operating sources. During 1999, the Company's operating expenses will depend primarily upon the nature of the contracts that the Company performs during the year and on the extent to which it grows in anticipation of expected future development contracts.

         During the six months ended June 30, 1999, the Company's investing activities consisted of net purchases of investment securities of approximately $2,249,000 and additions to property and equipment of approximately $1,453,700, primarily for tenant improvements associated with the Company's new headquarters building.

         In January 1999, the Company raised $5,000,000 in cash (before issuance costs) from the sale of convertible preferred stock to a private investor in a private placement. In April 1999, the Company raised an additional $6,000,000 in cash (before issuance costs) from the sale of common stock and warrants to purchase common stock to a private investor in a private placement. In May 1999, the Company raised an additional $4,500,000 in cash (before issuance cossts) from the sale of common stock to Cree Research, Inc. and simultaneously entered into a development agreement with Cree. In May 1999, the Company redeemed 5,000 shares of its Convertible Preferred Stock and issued 400,000 shares of Common Stock to the holder of the preferred stock In June 1999, the Company received $1,078,960 from the exercise of representatives warrants and issued 99,900 shares of Common Stock. See "Financial Statements -- Notes to Financial Statements."

         In June 1999, the Company announced that it would redeem its outstanding redeemable common stock purchase warrants on July 19, 1999. Subsequent to the announcement and beginning in July 1999, 2,253,430 warrants were exercised with the Company receiving $27,041,200 in proceeds (before issuance costs) and issuing 2,253,430 shares of Common Stock. The remaining warrants will be redeemed in accordance with the terms of the Warrant Agreement. The Company has delisted the Warrants from trading on the Nasdaq National Market.

         In July 1999, the holder of an option to purchase Convertible Preferred Stock Series B-1 exercised the option and purchased 1,600 shares of Series B-1 Convertible Preferred Stock for $1,600,000 (before issuance costs). The preferred stock is immediately convertible at a rate of $16.00 per share. Unless converted sooner at the election of the investor, the convertible preferred stock will automatically convert into 100,000 shares of common stock at the end of its five year term. The convertible preferred stock carries a cumulative dividend of 4% per annum, payable in cash or additional convertible preferred stock at the election of the Company. Terms of the preferred stock include certain rights for the investor to have the common stock issuable upon conversion of the preferred stock registered under the Securities Act for resale by the holders thereof.

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

         The Company believes that its cash, cash equivalent, and investment securities balances of $10.1 million, together with the $28.6 million in net proceeds received subsequent to June 30, 1999 from the sale of preferred and common stock, will satisfy its budgeted cash requirements for at least the next 12 months based on the Company's current operating plan. Actual expenses, however, may exceed the amounts budgeted therefor and the Company may require additional capital earlier to further the development of its technology and for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. The Company's operating plan calls for the addition of technical and business staff and the purchase of additional laboratory equipment. The operating plan also provides for the development of strategic relationships with systems and equipment manufacturers. There can be no assurance that additional financing will be available to the Company or that, if available, it will be available on terms acceptable to the Company on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, the Company may be required to limit its operations significantly. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can, directly or through arrangements with OEMs, introduce products incorporating the VRD technology and the market acceptance and competitive position of such products.


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

         In April 1999, the Company moved its headquarters and commenced a new lease. See "--Liquidity and Capital Resources." Pursuant to the terms of the lease, the landlord is responsible for making the systems serving the facility "Year 2000 Compliant."

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

         The Company's contingency plans for a Y2K disruption of its operations include making additional purchases from vendors for a reasonable period beginning January 1, 2000 in order to ensure the availability of components and materials needed for the Company to perform on its contractual obligations. The Company is also in the process of developing backup plans that will enable it to continue operations with the least amount of downtime and expense. There is no assurance, however, that such backup plans will enable the Company to avoid a materially adverse impact on its results of operations in the event of a Y2K disruption.

Considerations Relating to the Company's Business

         OUR TECHNOLOGY MAY NOT BE COMMERCIALLY ACCEPTABLE. Our success will depend on the successful development and commercial acceptance of the VRD technology. To achieve commercial success, this technology and products incorporating this technology must be accepted by original equipment manufacturers and end users, and must meet the expectations of our potential customer base. We cannot be certain that the VRD technology or products incorporating this technology will achieve market acceptance.

         WE HAVE NOT COMPLETED DEVELOPMENT OF A COMMERCIAL PRODUCT. Although we have developed prototype VRD displays, we must undertake significant additional research, development and testing before we are able to produce any products for commercial sale. We cannot be certain that we will be successful in further refining the VRD technology to produce marketable products. In addition, product development delays or the inability to enter into relationships with potential product development partners may delay the introduction of, or prevent us from introducing, commercial products. Any delay in developing and producing, or the failure to develop and produce, commercially viable products would have a material adverse effect on our business, operating results, and financial condition.

         WE HAVE EXPERIENCED NET LOSSES IN EACH YEAR OF OPERATIONS AND DO NOT EXPECT TO HAVE EARNINGS AT LEAST THROUGH 2000. We have experienced net losses in each year of operations and, as of June 30, 1999, had an accumulated deficit since inception of $31.2 million. We incurred net losses of $3.5 million in 1996, $4.9 million in 1997, $7.3 million in 1998 and $7.2 million in the six months ended June 30, 1999. Our revenues to date have been generated from development contracts. We do not expect to generate significant revenues from product sales in the near future. The likelihood of our success must be considered in light of the expenses, difficulties, and delays frequently encountered by businesses formed to develop new technologies. In particular, our operations to date have focused primarily on research and development of the VRD technology and prototypes, and we have developed marketing capabilities only during the past year. We are unable to estimate future operating expenses and revenues based upon historical performance. Our operating results will depend, in part, on matters over which we have no control, including, without limitation:

         - our ability to achieve market acceptance of the VRD technology and products incorporating that technology;

         - our ability to develop and manufacture commercially viable products incorporating the VRD technology;

         -        the level of contract revenues in any given period;

         -        our expense levels and manufacturing costs; and

         - technological and other developments in the electronics, computing, information display and imaging industries.

We cannot be certain that we will be successful in obtaining additional development contracts, or that we will be able to generate purchase orders for products incorporating the VRD technology. In light of these factors, we expect to continue to incur substantial losses and negative cash flow at least through 2000 and possibly thereafter. We cannot be certain that the Company will become profitable or cash flow positive at any time in the future.

         WE RELY ON OUR PATENTS AND OTHER PROPRIETARY TECHNOLOGY AND MAY BE UNABLE TO PROTECT THEM ADEQUATELY. Our success will depend in part on the ability of the Company, the University of Washington, and the Company's other licensors to maintain the proprietary nature of the VRD and related technologies. Although our licensors have patented various aspects of the VRD technology and we continue to file our own patent applications covering VRD features and related technologies, we cannot be certain as to the degree of protection offered by these patents or as to the likelihood that patents will be issued from the pending patent applications. Moreover, these patents may have limited commercial value or may lack sufficient breadth to protect adequately the aspects of our technology to which the patents relate.

         We cannot be certain that our competitors, many of which have substantially greater resources than us and have made substantial investments in competing technologies, will not apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products. In addition, we are aware of several patents held by third parties that relate to certain aspects of retinal scanning devices. These patents could be used as a basis to challenge the validity of the University of Washington's patent rights, to limit the scope of the University's patent rights or to limit the University's ability to obtain additional or broader patent rights. A successful challenge to the validity of the University's patents could limit our ability to commercialize the VRD technology and, consequently, materially and adversely effect our business, operating results, and financial condition.

         Moreover, we cannot be certain that such patent holders or other third parties will not claim infringement by the Company or by the University with respect to current and future technology. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually issue with claims that will be infringed by the Company's products or the VRD technology. The defense and prosecution of a patent suit would be costly and time-consuming, even if the outcome were ultimately favorable to us. An adverse outcome in the defense of a patent suit could subject us to significant liabilities, require the Company and others to cease selling products that incorporate VRD technology or cease licensing the VRD technology, or require disputed rights to be licensed from third parties. Such licenses may not be available on satisfactory terms, or at all. Moreover, if claims of infringement are asserted against future co-development partners or customers of the Company, those partners or customers may seek indemnification from us for damages or expenses they incur.

         We also rely on unpatented proprietary technology. Third parties could develop the same or similar technology or otherwise obtain access to our proprietary technology. We cannot be certain that we will be able to adequately protect our trade secrets, know-how or other proprietary information or to prevent the unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

         OUR RIGHTS TO THE VRD TECHNOLOGY ARE SUBJECT TO OUR LICENSE AGREEMENT WITH THE UNIVERSITY OF WASHINGTON. Our success depends on technology that we have licensed from the University of Washington. If the University of Washington were to violate the terms of our license agreement, our business, operations, and prospects could be materially and adversely affected. In addition, we could lose the exclusivity under the UW License Agreement if we fail to respond timely to claims of infringement with respect to the VRD technology. The loss of exclusivity under the UW License Agreement could have a materially adverse effect on the Company's business, operating results, and financial condition.

         OUR FUTURE SUCCESS DEPENDS ON COLLABORATION WITH THIRD PARTIES. Our strategy for developing, testing, manufacturing and commercializing the VRD technology and products incorporating the VRD technology includes entering into cooperative development and sales and marketing arrangements with corporate partners, original equipment manufacturers, and other third parties. We cannot be certain that we will be able to negotiate such arrangements on acceptable terms, if at all, or that such arrangements will be successful in yielding commercially viable products. If we are unable to establish such arrangements, we would require additional working capital to undertake such activities on our own and would require extensive manufacturing, sales and marketing expertise that we do not currently possess. In addition, we could encounter significant delays in introducing the VRD technology into certain markets or find that the development, manufacture or sale of products incorporating the VRD technology in such markets would not be feasible without, or would be adversely affected by the absence of, such arrangements. To the extent that we enter into cooperative development, sales and marketing or other joint venture arrangements, our revenues will depend upon the efforts of third parties. We cannot be certain that any such arrangements will be successful.

         THE INFORMATION DISPLAY INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE. Our products and the VRD technology will compete with established manufacturers of miniaturized CRT and flat panel display devices, many of which have substantially greater financial, technical and other resources than us and many of which are developing alternative miniature display technologies. We also will compete with other developers of miniaturized display devices.

         The electronic information display industry has been characterized by rapidly changing technology, accelerated product obsolescence, and continuously evolving industry standards.

Our success will depend upon our ability to further develop the VRD technology and to introduce new products and features in a timely manner to meet evolving customer requirements. We may not succeed in these efforts. Our business and results of operations will be materially and adversely affected if we incur delays in developing our products or if such products do not gain broad market acceptance. In addition, our competitors may develop information display technologies and products that would render the VRD technology or our proposed products commercially infeasible or technologically obsolete. We cannot be certain that the VRD technology or our proposed products will remain competitive with such advances or that we will have sufficient funds to invest in new technologies or processes.

         WE LACK MANUFACTURING CAPABILITY. Our success depends in part on our ability to manufacture our components and future products to meet high quality standards in commercial quantities at competitive prices. To date, we only have produced prototype products for research, development and demonstration purposes, and currently lack the capability to manufacture products in commercial quantities. Accordingly, we will be required to obtain access through our partners or contract manufacturers to manufacturing capacity and processes for the commercial production of our future products. We cannot be certain that the Company will successfully obtain access to these manufacturing resources or, if it does, that these resources will be able to manufacture components to our design and quality specifications. Future manufacturing difficulties or limitations of our suppliers could result in:

- a limitation on the number of products incorporating the VRD technology that can be produced;

- unacceptably high prices for components, with a resulting loss of profitability and loss of competitiveness for our products; and

- increased demands on our financial resources, possibly requiring additional equity and/or debt financings to sustain our business operations.

         WE ARE SUBSTANTIALLY DEPENDENT ON PARTNERS IN THE DEFENSE AND AEROSPACE INDUSTRIES. Our revenues to date have been derived principally from product development research relating to defense and aerospace applications of the VRD technology. The Company believes that development programs and sales of potential products in these markets will represent a significant portion of our future revenues. Developments that adversely affect the defense and aerospace sectors, including delays in government funding and a general economic downturn, could, in turn, materially and adversely affect the Company's business and operating results.

         WE MAY REQUIRE ADDITIONAL CAPITAL TO CONTINUE IMPLEMENTING OUR BUSINESS PLAN. The Company believes that its current cash and investment balances will satisfy its budgeted capital and operating requirements for at least the next 12 months, based on our current operating plan. Actual expenses, however, may exceed budgeted amounts and we may require additional capital to fund long-term operations and business development. Our capital requirements will depend on many factors, including, but not limited to, the rate at which we can develop the VRD technology, our ability to attract partners for product development and licensing arrangements, and the market acceptance and competitive position of products that incorporate the VRD technology. We cannot be certain that we will be able to obtain financing when needed or that we will be able to obtain financing on satisfactory terms. If additional funds are raised through the issuance of equity, convertible debt or similar securities, shareholders may experience additional dilution and such securities may have rights or preferences senior to those of the Common Stock. Moreover, if adequate funds were not available to satisfy our short-term or long-term capital requirements, we would be required to limit our operations significantly.

         A SUBSTANTIAL NUMBER OF OUR SHARES ARE ELIGIBLE FOR FUTURE SALE AND COULD DEPRESS MARKET PRICES. The sale of a substantial number of shares of our common stock in the public market or the prospect of such sales could materially and adversely affect the market price of the common stock. As of July 31, 1999, we had outstanding:

-        9,850,905 shares of common stock;

- 1,600 shares of Series B Convertible Preferred Stock convertible into 100,000 shares of common stock, subject to adjustment for stock splits, stock dividends, recapitalizations, reclassifications, and similar events, and excluding unpaid and accrued dividends payable in shares of common stock;

- privately placed warrants to purchase 688,813 shares of common stock; and

- "representative's warrants" to purchase 186,250 shares of common stock.

Almost all of our outstanding shares of common stock may be sold without substantial restrictions. In addition, as of July 31, 1999, we had granted options under our option plans to purchase an aggregate of 2,301,197 shares of common stock. All of the shares purchased under the option plans are available for sale in the public market, subject in some cases to volume and other limitations. We also have granted the holder of our Series B Stock options to purchase 1,920 additional shares of Series B Stock convertible into 100,000 shares of common stock.

         Sales in the public market of substantial amounts of common stock, including sales of common stock issuable upon conversion of the Series B Stock or the exercise of outstanding warrants and options, could depress prevailing market prices for the common stock. Even the perception that such sales could occur may adversely impact market prices.

         CONTINUED DEVELOPMENT FUNDING IS UNCERTAIN; OUR QUARTERLY PERFORMANCE MAY VARY SIGNIFICANTLY. Our revenues to date have been generated from a limited number of development contracts with U.S. government agencies and commercial partners. If the U.S. government or our current and prospective commercial partners were to reduce or delay funding of development programs involving new information display technologies, our business, operating results, and financial condition could be materially and adversely affected. In addition, our quarterly operating results may vary significantly based on the status of particular development programs and the timing of deliverables under specific development agreements. Because of these factors, revenue, net income or loss and cash flow may fluctuate significantly from quarter to quarter.

         WE RELY ON OUR KEY PERSONNEL. Our success depends on our officers and other key personnel and on the ability to attract and retain qualified new personnel. Achievement of our business objectives will require substantial additional expertise in the areas of sales and marketing, technology and product development, and manufacturing. Competition for qualified personnel in these fields is intense, and the inability to attract and retain additional highly skilled personnel, or the loss of key personnel, could have a material adverse effect on our business, operating results and financial condition.

         WE FACE POTENTIAL YEAR 2000-RELATED RISKS. The effect on the Company of an internal Y2K failure, a third party Y2K failure or a combination of internal and external Y2K failures could range from a minor disruption in our purchases to an extended interruption in the information technology ("IT") and non-IT systems of third parties whose operations materially impact our operations. Such an interruption could result in a material adverse effect on the Company's business, operating results, and financial position.

         OUR PRODUCTS MAY BE SUBJECT TO FUTURE HEALTH AND SAFETY REGULATION. Except for regulations related to the labeling of devices that emit electro-magnetic radiation, we are not aware of any health or safety regulations applicable to products incorporating the VRD technology. We cannot be certain, however, that new health and safety regulations will not be promulgated that might materially and adversely affect the Company's ability to commercialize the VRD technology. Any such regulation could have a material and adverse effect on our business, operating results, and financial condition.

         OUR STOCK PRICE MAY BE VOLATILE. The trading price of our common stock could be subject to significant fluctuations in response to, among other factors:

-        variations in quarterly operating results;

-        changes in analysts' estimates;

- announcements of technological innovations by us or our competitors; and

- general conditions in the information display and electronics industries.

In addition, the stock market is subject to price and volume fluctuations that particularly affect the market prices for small capitalization, high technology companies. These fluctuations are often unrelated to the operating performance of these companies.

         CERTAIN PROVISIONS OF OUR ARTICLES COULD MAKE A PROPOSED ACQUISITION THAT IS NOT APPROVED BY OUR BOARD OF DIRECTORS MORE DIFFICULT. Our Amended and Restated Articles of Incorporation give our Board of Directors the authority to issue, and to fix the rights and preferences of, shares of our preferred stock without shareholder action, which may have the effect of delaying, deterring or preventing a change in control of the Company. Furthermore, the Articles of Incorporation provide that the written demand of at least 25% of the outstanding shares is required to call a special meeting of the shareholders. In addition, certain provisions of

Washington law could have the effect of delaying, deterring or preventing a change in control of the Company.

         WE DO NOT ANTICIPATE DECLARING ANY DIVIDENDS. We have not previously paid any dividends on our common stock and for the foreseeable future expect to retain any earnings to finance the development and expansion of our business.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Substantially all of the Company's cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates. However, all of the Company's cash equivalents and investment securities mature within one year. As a result, the Company believes that the market risk arising from its holdings of these financial instruments is immaterial. In addition, substantially all of the Company's development contract payments are made in U.S. dollars and, consequently, the Company believes its foreign currency exchange rate risk is immaterial. The Company does not have any derivative instruments and does not engage in hedging transactions.

                                     PART II
                                OTHER INFORMATION

Item 1.       Legal Proceedings

              The Company is not a party to, nor is its property subject to, any material pending legal proceeding.

Item 2.       Changes In Securities and Use of Proceeds

              On April 1, 1999, the Company sold 440,893 shares of common stock to Capital Ventures International in a private placement. The investor also acquired two warrants to purchase additional common stock, one with a five year term and the other with a one year term. The Series 1 Warrant gives the holder the right to purchase up to 145,495 shares of common stock at a price of $19.05225 per share until April 1, 2004. The Series 2 Warrant gives the holder the right to purchase up to 418,848 shares of common stock at a price of $17.90625 per share on April 1, 2000. The Company received cash consideration of $6,000,000 in connection with the transaction and paid a cash fee of $460,000 plus a warrant to purchase 32,695 shares of common stock to a placement agent. This transaction was exempt from registration under the Securities Act pursuant to Sections 4(2) and 4(6) of that Act. In April 1999, the Company filed a registration statement to register the shares of common stock and warrants sold in the transaction. In June 1999, the registration statement was declared effective without any additional shares being issued by the Company.


              On April 1, 1999, the Company issued to Josephthal & Co. a common stock purchase warrant to purchase 32,695 shares of common stock. The warrant was issued as partial consideration for placement agent services rendered to the Company in connection with the sale of common stock and warrants to Capital Ventures International. The warrant provides the holder the right to purchase up to 32,695 shares of common stock at $20.32 per share for a period of five years. This transaction was exempt from registration under the Securities Act pursuant to Sections 4(2) of that Act.

                On May 1, 1999, the Company sold 268,600 shares of common stock to Cree Research, Inc. ("Cree") in a private placement. The Company received cash consideration of $4,500,000 and paid a cash placement agent fee of $200,000. This transaction was exempt from registration under the Securities Act pursuant to Sections 4(2) of that Act. In July 1999, the Company filed a registration statement to register for resale under the Securities Act the shares issued to Cree.

              On May 11, 1999, the Company issued 400,000 shares of common stock to Margaret Elardi in redemption of Series B Convertible Preferred Stock held by Mrs. Elardi. This transaction was exempt from registration under the Securities Act pursuant to

              Section 3 (a)(9) of that Act . Pursuant to the terms of the convertible preferred stock, the Company also paid Mrs. Elardi a cash dividend of $73,400.

              On May 6, 1999, the Company issued a common stock purchase warrant to Burt Davis to purchase 20,000 shares of common stock. The warrant was issued as consideration for consulting services pursuant to a consulting agreement between the Company and Mr. Davis. The warrants vest pro rata over the twelve month period following the grant and give the holder the right to purchase common stock at $18.00 per share for a period of five years. This transaction was exempt from registration under the Securities Act pursuant to Sections 4(2) of that Act.

              On June 14, 1999, the Company issued 2,762 shares of common stock to Mark Yount pursuant to the cashless exercise of a warrant to purchase 4,000 shares of common stock at $8.00 per share. This transaction was exempt from registration under the Securities Act pursuant to Sections 3(a)(9) of that Act.

Item 3.       Defaults upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              The annual meeting of shareholders of the Company was held on June 10, 1999.

              Jacob Brouwer, Richard A. Cowell, Margaret Elardi, Walter J. Lack, William A. Owens, Richard A. Raisig, Robert A. Ratliffe, Richard
              F. Rutkowski, Douglas Trumbull and Stephen R. Willey were elected as directors for one year terms expiring at the next annual meeting of shareholders.

              The appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the year ending December 31, 1999 was approved

              Shareholders cast their votes as follows:

              Nominee/Proposal                   For              Against       Abstain/
                                                                                Withheld
              Brouwer                            5,807,669        8,527         --
              Cowell                             5,807,669        8,527         --
              Elardi                             5,807,669        8,527         --
              Lack                               5,806,569        9,627         --
              Owens                              5,807,669        8,527         --
              Raisig                             5,806,569        9,627         --
              Ratliffe                           5,807,669        8,527         --
              Rutkowski                          5,807,669        8,527         --
              Trumbull                           5,807,669        8,527         --
              Willey                             5,807,669        8,527         --
              Appointment of
              PricewaterhouseCoopers LLP         5,806,920        2,226         7,050


Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              a.  Exhibits
                  --------
                   4.1    Series 1 Stock Purchase Warrant issuable to Capital
                          Ventures International (1)

                   4.2    Series 2 Stock Purchase Warrant issuable to Capital
                          Ventures International (1)

                   10.1 Stock Purchase Agreement dated May 5, 1999, by and between the Company and Cree Research, Inc. (2)

                   10.2 Registration Rights Agreement dated May 5, 1999, by and between the Company and Cree Research, Inc. (2)

                   10.3 Securities Purchase Agreement dated April 1, 1999, by and between the Company and Capital Ventures
                          International (1)

                   10.4 Registration Rights Agreement dated April 1, 1999, by and between the Company and Capital Ventures
                          International (1)

                   11     Computation of Net Loss Per Share and Net Loss Per
                          Share Assuming Dilution

                   27     Financial Data Schedule


                     -----------------------------------------------------------


(1) Incorporated by reference to the Company's Registration Statement on Form S-3, Registration No. 333-76395

(2) Incorporated by reference to the Company's Registration Statement on Form S-3, Registration No. 333-84587


              b.  Reports on Form 8-K
                  -------------------
                  No current reports on Form 8-K were filed by the Company during the quarterly period ended June 30, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MICROVISION, INC.



Date: August 20, 1999               RICHARD F. RUTKOWSKI
                                    ------------------------------------
                                    Richard F. Rutkowski
                                    President, Chief Executive Officer
                                    (Principal Executive Officer)


Date: August 20, 1999               RICHARD A. RAISIG
                                    ------------------------------------
                                    Richard A. Raisig
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number             Description
-------            -----------
4.1                Series 1 Stock Purchase Warrant issuable to Capital
                   Ventures International (1)

4.2                Series 2 Stock Purchase Warrant issuable to Capital
                   Ventures International (1)

10.1 Stock Purchase Agreement dated May 5, 1999, by and between the Company and Cree Research, Inc. (2)

10.2 Registration Rights Agreement dated May 5, 1999, by and between the Company and Cree Research, Inc. (2)

10.3 Securities Purchase Agreement dated April 1, 1999, by and between the Company and Capital Ventures
                   International (1)

10.4 Registration Rights Agreement dated April 1, 1999, by and between the Company and Capital Ventures
                   International (1)

11                 Computation of Net Loss Per Share and Net Loss per
                   Share Assuming Dilution

27                 Financial Data Schedule


               -----------------------------------------------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-3, Registration No. 333-76395

(2) Incorporated by reference to the Company's Registration Statement on Form S-3, Registration No. 333-84587