Form 10-Q
period 1999-09-30
MICROVISION INC
filed 1999-11-15
CIK 65770

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended September 30, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

At October 29, 1999, the Company had 9,878,679 shares of common stock, no par value, outstanding.

                                     PART I
                              FINANCIAL INFORMATION


                                                                                       Page
                                                                                       ----
Item 1 -  Financial Statements

          Balance Sheet at September 30, 1999 and December 31, 1998                       3

          Statement of Operations for the three and nine months ended                     4
          September 30, 1999 and 1998

          Statement of Cash Flows for the nine months ended                               5
          September 30, 1999 and 1998

          Statement of Comprehensive Loss for the three and nine                          6
          months ended September 30, 1999 and 1998

          Notes to Financial Statements                                                   7

Item 2 -  Management's Discussion and Analysis of Financial Condition                     9
          and Results of Operations

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk                     27

                                     PART II
                                OTHER INFORMATION

Item 1 -  Legal Proceedings                                                              28

Item 2 -  Changes in Securities and Use of Proceeds                                      28

Item 3 -  Defaults Upon Senior Securities                                                28

Item 4 -  Submission of Matters to a Vote of Security Holders                            28

Item 5 -  Other Information                                                              28

Item 6 -  Exhibits and Reports on Form 8-K                                               28


                                MICROVISION, INC.

                                  BALANCE SHEET


                                                             September 30,       December 31,
                                                                 1999               1998
                                                            ------------         ------------
                                                             (unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                                $  5,835,300         $  2,269,000
   Investment securities available for sale                   27,939,700                   --
   Accounts receivable, net                                    1,523,600            1,538,800
   Costs and estimated earnings in excess of
      billings on uncompleted contracts                        1,863,900              758,500
   Other current assets                                          866,600              282,800
                                                            ------------         ------------
      Total current assets                                    38,029,100            4,849,100

Property & equipment, net                                      2,790,200            1,394,100

Other assets                                                   2,588,300              119,000
                                                            ------------         ------------
     Total assets                                           $ 43,407,600         $  6,362,200
                                                            ============         ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                         $    941,300         $  1,327,700
   Accrued liabilities                                         2,230,800            1,028,100
   Allowance for estimated contract losses                       274,000              228,000
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                           69,800              771,500
   Current portion of capital lease obligations                  213,100              136,100
   Current portion of long term debt                              45,400                   --
                                                            ------------         ------------
        Total current liabilities                              3,774,400            3,491,400


Capital lease obligations, net of current portion                335,800              281,800
Long term debt, net of current portion                           354,000                   --
                                                            ------------         ------------
        Total liabilities                                      4,464,200            3,773,200
                                                            ------------         ------------


Commitments and contingencies


Mandatorily Redeemable Preferred Stock                         1,536,000                   --
                                                            ------------         ------------


Shareholders' Equity
    Preferred stock                                              293,900                   --
    Common stock                                              72,735,600           25,742,600
    Deferred compensation                                       (277,700)            (238,700)
    Subscriptions receivable                                    (250,500)             (78,900)
    Unrealized holding gain on investment securities              13,500                   --
    Accumulated deficit                                      (35,107,400)         (22,836,000)
                                                            ------------         ------------
      Total shareholders' equity                              37,407,400            2,589,000
                                                            ------------         ------------
      Total liabilities and shareholders' equity            $ 43,407,600         $  6,362,200
                                                            ============         ============


                See accompanying notes to financial statements.

                                MICROVISION, INC.

                             STATEMENT OF OPERATIONS

                                        Three months ended September 30,   Nine months ended September 30,
                                        --------------------------------   -------------------------------
                                              1999             1998              1999             1998
                                              ----             ----              ----             ----
                                                   (unaudited)                         (unaudited)
Contract revenue                          $  1,465,700     $  1,818,800       $  5,160,200     $  5,582,900
Cost of revenue                                492,000        1,799,100          3,741,100        4,453,700
                                          ------------     ------------       ------------     ------------
   Gross margin                                973,700           19,700          1,419,100        1,129,200
                                          ------------     ------------       ------------     ------------
Research and development
   expense                                   3,190,400          730,400          6,663,100        2,861,600
Marketing, general and
   administrative expense                    1,470,400          976,000          5,705,800        3,490,600
                                          ------------     ------------       ------------     ------------
        Total expenses                       4,660,800        1,706,400         12,368,900        6,352,200
                                          ------------     ------------       ------------     ------------
Loss from operations                        (3,687,100)      (1,686,700)       (10,949,800)      (5,223,000)
Interest income                                448,200           67,600            637,100          257,100
Interest expense                               (24,100)         (11,400)          (131,000)         (24,300)
                                          ------------     ------------       ------------     ------------
Net loss                                    (3,263,000)      (1,630,500)       (10,443,700)      (4,990,200)
Less: Preferred dividend                             -                -            (73,400)               -
   Non-cash beneficial conversion
   feature of Series B Preferred Stock        (606,300)               -         (1,754,300)               -
                                          ------------     ------------       ------------     ------------
Net loss available for common
   shareholders                           $ (3,869,300)    $ (1,630,500)      $(12,271,400)    $ (4,990,200)
                                          ============     ============       ============     ============
Basic and diluted net loss per share      $      (0.41)    $      (0.27)      $      (1.62)    $      (0.84)
                                          ============     ============       ============     ============
Weighted average shares outstanding          9,535,800        6,016,400          7,576,200        5,975,400
                                          ============     ============       ============     ============

See accompanying notes to financial statements.

                                MICROVISION, INC.

                             STATEMENT OF CASH FLOWS

                                                                   Nine months ended September 30,
                                                                   -------------------------------
                                                                        1999             1998
                                                                        ----             ----
                                                                              (unaudited)
Cash flows from operating activities
   Net loss                                                         $(10,443,700)    $ (4,990,200)
   Adjustments to net cash used in operations:
       Depreciation                                                      473,600          350,900
       Non-cash expenses related to issuance of stock,
          warrants and options and deferred compensation                 208,400          396,400
        Changes in:
            Accounts receivable                                           15,200       (1,186,100)
            Costs and estimated earnings in excess of billings        (1,105,400)         479,000
            Other current assets                                        (583,800)         (42,400)
            Other assets                                              (2,469,300)         (90,300)
            Accounts payable                                            (386,400)         380,100
            Accrued liabilities                                        1,202,700          604,500
            Allowance for estimated contract losses                       46,000                -
            Billings in excess of costs and estimated earnings          (701,700)         476,600
                                                                    ------------     ------------
                Net cash used in operating activities                (13,744,400)      (3,621,500)
                                                                    ------------     ------------
Cash flows from investing activities
      Purchases of investment securities                             (27,926,200)       2,993,200
      Purchases of property and equipment                             (1,635,600)        (676,600)
                                                                    ------------     ------------
         Net cash used in investing activities                       (29,561,800)       2,316,600
                                                                    ------------     ------------
Cash flows from financing activities
     Principal payments under capital leases                            (103,100)         (41,400)
     Principal payments under long term debt                             (20,600)               -
     Increase in long term debt                                          420,000                -
     Payment of preferred dividend                                       (73,400)               -
     Net proceeds from issuance of preferred stock                     6,163,900                -
     Net proceeds from issuance of common stock                       40,485,700          232,100
                                                                    ------------     ------------
        Net cash provided by financing activities                     46,872,500          190,700
                                                                    ------------     ------------
Net increase (decrease) in cash and cash equivalents                   3,566,300       (1,114,200)
Cash and cash equivalents at beginning of period                       2,269,000        5,049,200
                                                                    ------------     ------------
Cash and cash equivalents at end of period                          $  5,835,300     $  3,935,000
                                                                    ============     ============


                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                              $    131,000     $     24,300
                                                                    ============     ============

      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired under capital leases                $    234,100     $    266,700
                                                                    ============     ============

Beneficial conversion feature of Series B Preferred Stock           $  1,754,300     $          -
                                                                    ============     ============

Conversion of preferred stock to common stock                       $  4,334,000     $          -
                                                                    ============     ============

Exercise of stock options for subscriptions receivable              $    171,600     $          -
                                                                    ============     ============

Deferred compensation for stock grants                              $    247,400     $    137,300
                                                                    ============     ============

Unrealized gain (loss) in investment securities available-for-sale  $     13,500     $      1,200
                                                                    ============     ============

See accompanying notes to financial statements.

                                MICROVISION, INC.

                         STATEMENT OF COMPREHENSIVE LOSS

                                              Three months ended September 30,     Nine months ended September 30,
                                              --------------------------------     -------------------------------
                                                    1999             1998                1999              1998
                                                    ----             ----                ----              ----
                                                         (unaudited)                           (unaudited)
Net loss                                       $ (3,263,000)    $ (1,630,500)        $(10,443,700)    $ (4,990,200)
Other comprehensive income:
   Unrealized gain (loss) in investment
     securities available-for-sale                  (14,800)           4,700               13,500            1,200
                                               ------------     ------------         ------------     ------------
Comprehensive loss                             $ (3,277,800)    $ (1,625,800)        $(10,430,200)    $ (4,989,000)
                                               ============     ============         ============     ============

See accompanying notes to financial statements.

                                MICROVISION, INC.
                          Notes to Financial Statements
                               September 30, 1999

Management's Statement

     The accompanying unaudited financial statements of Microvision, Inc. (the "Company") at September 30, 1999 and for the three month periods ended September 30, 1999 and September 30, 1998 and for the nine month periods ended September 30, 1999 and September 30, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the audited financial statements of the Company for the twelve month period ended December 31, 1998. These statements include all adjustments (consisting only of normal recurring accruals) that, in the opinion of the Company's management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The interim results are not necessarily indicative of results that may be expected for a full year and should be read in conjunction with MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS set forth herein and with the Company's audited financial statements for the year ended December 31, 1998, which are included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Computation of Net Loss Per Share

         Net loss per share and net loss per share assuming dilution information is computed using the weighted average number of shares of common stock outstanding during each period in which the Company reports a loss. Common equivalent shares issuable upon the exercise of outstanding options and warrants to purchase shares of the Company's common stock (using the treasury stock method) and upon conversion of the Company's preferred stock (using the if-converted method) are not included in the calculation of the net loss per share and net loss per share assuming dilution because the effect of their inclusion is anti-dilutive.

Sales of Series B Convertible Preferred Stock

         In January 1999, the Company raised $5,000,000 (before issuance costs) from the sale of convertible preferred stock to a private investor in a private placement. The preferred stock was immediately convertible at a rate of $12.50 per share and carried a cumulative dividend of 4% per annum, payable in cash or additional convertible preferred stock at the election of the Company. The investor also acquired an option to purchase an additional 1,600 shares of convertible preferred stock with a six-month maturity and an option to purchase an additional 1,920 shares of convertible preferred stock with a nine-month maturity from the closing date of the transaction.

         The conversion price of the convertible preferred stock was less than the closing price of the Company's common stock on the closing date of the transaction. This beneficial conversion feature was valued at $1.1 million and was accounted for as a reduction of the price paid for the preferred stock and an increase in common stock. This "discount" is treated as a preferred stock dividend to be recorded to accumulated deficit over the period between the date of sale and the date on which the preferred stock first became convertible. Because the preferred stock was immediately convertible, the entire value of the conversion feature was recorded as a dividend during the three months ended March 31, 1999.

         In May 1999, the Company redeemed the convertible preferred stock and, in connection therewith, issued 400,000 shares of Common Stock as consideration to the investor. In addition, the Company paid a cash dividend of $73,400 to the investor at the time of the redemption. In October 1999, the Company filed a registration statement to register for resale by the investor the shares of common stock issued upon redemption of the preferred stock.

         In July 1999, the investor exercised the option to purchase 1,600 shares of Series B-2 Convertible Preferred Stock for $1,600,000 (before issuance costs). The preferred stock is immediately convertible at a rate of $16.00 per share. Unless converted sooner at the election of the investor, the convertible preferred stock will automatically convert into 100,000 shares of common stock at the end of its five year term. The Series B-2 Convertible Preferred Stock is subject to mandatory redemption at the election of the preferred shareholder upon certain Liquidation Events (as defined). The convertible preferred stock carries a cumulative dividend of 4% per annum, payable in cash or additional convertible preferred stock at the election of the Company. Terms of the preferred stock include certain rights for the investor to have the common stock issuable upon conversion of the preferred stock registered under the Securities Act for resale by the holders thereof. Due to the mandatory redemption feature noted above, the carrying value of the Series B-2 convertible preferred stock is classified as temporary equity, outside of stockholders' equity, until such time as it is redeemed.

         The conversion price of the Series B-2 convertible preferred stock was less than the closing price of the Company's common stock on the closing date of the transaction. This beneficial conversion feature was valued at $0.6 million and was accounted for as a reduction of the price paid for the preferred stock and an increase in common stock. This "discount" is treated as a preferred stock dividend to be recorded to accumulated deficit over the period between the date of sale and the date on which the preferred stock first became convertible. Because the preferred stock is immediately convertible, the entire value of the conversion feature has been recorded as a dividend during the three months ended September 30, 1999.

Sales of Common Stock

         In April 1999, the Company raised $6,000,000 (before issuance costs) from the sale of 440,893 shares of common stock to a private investor in a private placement. The investor also acquired two warrants to purchase additional common stock, one with a five year term and the other with a one year term. In April 1999, the Company filed a registration statement to register for resale by the investor the shares of common stock and warrants sold in the transaction.

         In May 1999, the Company raised $4,500,000 (before issuance costs) from the sale of 268,600 shares of common stock to Cree Research, Inc. ("Cree") in a private placement. Concurrently with the sale of the stock, the Company entered into a one year $2.6 million development contract with Cree to accelerate development of semi-conductor light-emitting diodes and laser diodes for application with the Company's proposed display and imaging products. The agreement calls for payment of the $2.6 million cost of the project in four equal quarterly payments, the first of which was made in connection with the signing of the agreement. The Company has pledged the balance of the payments due of $1.3 million as of September 30, 1999 as security for a letter of credit, which will be used to fund the remaining payments under the agreement. In August 1999, the Company filed a registration statement to register for resale by the investor the shares of common stock sold in the transaction.

         In June 1999, the Company received $1,078,900 (before issuance costs) from the exercise of 49,950 warrants to purchase units, consisting of one share of common stock and one warrant to purchase common stock, and from the exercise of the underlying common stock purchase warrants, which resulted in the issuance by the Company of a total of 99,900 shares of common stock.

         In July 1999, the company raised $27.0 million from the exercise of 2,253,430 publicly traded redeemable common stock purchase warrants and issuance of 2,253,430 shares of common stock. The remaining 20,496 warrants were redeemed in accordance with the terms of the Warrant Agreement. The Company has delisted the Warrants from trading on the Nasdaq National Market.

Subsequent Events

         In October 1999, the Company granted the holder of the option to purchase 1,920 shares of Series B-3 Convertible preferred stock an extension of the expiration date to June 30, 2000. In consideration of the extension, the holder waived the right to receive dividends on the outstanding Series B-2 convertible preferred stock from the effective date of the extension.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         The information set forth below includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that section. Certain factors that realistically could cause results to differ materially from those projected in the Company's forward-looking statements are set forth under the caption -- "Considerations Relating to the Company's Business" beginning on page 20.

Overview

         The Company commenced operations in May 1993 to develop and commercialize technology for displaying images and information onto the retina of the eye. In 1993, the Company acquired an exclusive license to the Virtual Retinal Display-TM- ("VRD-TM-") from the University of Washington and entered into a research agreement with the University of Washington to further develop the VRD technology. In connection with its development activities, the Company incurred costs to incorporate and establish its business activities as well as to develop and market the VRD technology. Since the completion of its initial public offering in August 1996, the Company also has established and equipped its own in-house laboratories for the continuing development of the VRD technology and has transferred the research and development work from the University of Washington to the Company. The Company has incurred substantial losses since its inception and expects to continue to incur significant operating losses over the next several years.

         The Company has produced several prototype versions of the VRD including monochromatic and color portable units. The Company expects to continue funding prototype and demonstration versions of products incorporating the VRD technology at least through 2000. Future revenues, profits and cash flow and the Company's ability to achieve its strategic objectives as described herein will depend on a number of factors including acceptance of the VRD technology by various industries and OEMs, market acceptance of products incorporating the VRD technology and the technical performance of such products.

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

         The Company plans to continue to pursue, obtain and perform on development contracts, with the expectation that such contracts will lead to products incorporating the Company's VRD technology as well as to further the development of the VRD technology. The Company also plans to continue investing in ongoing innovation and improvements to the VRD technology, including the development of component technology and additional prototypes, as well as design of subsystems and potential products. In March 1999, the Company hired a Vice President, Research & Product Development, with experience in product development and technology commercialization, to lead the Company's research and product development efforts, manage the performance of revenue contracts, and to direct the Company's internal research and product development activities. The Company has established, staffed, and equipped in-house laboratories to support its performance of development contracts as well as product development and VRD technology development. The Company intends to continue hiring qualified technical personnel and to continue investing in laboratory facilities and equipment to achieve the Company's technology development objectives.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1998.

         CONTRACT REVENUE. Contract revenue in the three months ended September 30, 1999 decreased by $353,100 or 19% to $1,465,700 from $1,818,800 in the comparable period in 1998. Several factors contributed to the decrease, primarily delays in booking expected development contracts and increases in certain development project budgets. Revenue in the three months ended September 30, 1999 includes revenue for which pre-contract costs were recognized in the prior quarter. To date, substantially all of the Company's revenue has been generated from development contracts. The Company's customers have included the United States Government and commercial enterprises.

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

         Cost of revenue in the three months ended September 30, 1999 decreased by $1,307,100 or 73% to $492,000 from $1,799,100 in the comparable period of 1998. The direct costs associated with project performance decreased in the three months ended September 30, 1999 from the costs incurred in the same period of 1998, reflecting a lower level of work performed on development contracts in the three months ended September 30, 1999. In the three months ended September 30, 1999, the cost of revenue reflects benefit from a reduction in the allowance for contract losses expensed in prior periods. The indirect costs incurred in building and managing the Company's technical capabilities and capacity increased during the three months ended September 30, 1999 over that incurred in the same period of the prior year as the Company continued to build capacity and capabilities in preparation for expected future development contracts. The lower level of expense in the three months ended September 30, 1999 as compared to the same period in 1998 also resulted from a higher level of investment made by the Company in developing the technology through work performed on its own internal research and development projects.

         The Company expects that the cost of revenue on an absolute dollar basis generally to increase in the future. This increase is expected to result from additional development contract work that the Company expects to perform and the commensurate growth in the Company's personnel and technical capacity required for performance on such contracts. The cost of facilities is also expected to increase as a result of the Company's relocation of its headquarters to larger facilities in April 1999. See -- "Liquidity and Capital Resources." As a percentage of contract revenue, the Company expects the cost of revenue generally to decline in future years as the Company realizes economies of scale associated with an anticipated higher level of development contract business and as the Company's expenditures incurred to increase its technical capabilities and capacity become less as a percentage of an expected higher level of revenues.

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

         Research and development expense in the three months ended September 30, 1999 increased by $2,460,000 or 337% to $3,190,400 from $730,400 in the comparable period in 1998. The increase reflects continued implementation of the Company's operating plan, which calls for building its technical staff and supporting activities to further develop the Company's technology; establishing and equipping its own in-house laboratories; and developing, acquiring and protecting intellectual property related to the Company's business. In May 1999, the Company entered into a $2.6 million one year development contract with Cree Research, Inc. to accelerate development of semi-conductor light-emitting diodes and laser diodes for application in the Company's proposed display and imaging products. The increase during the three month period ended September 30, 1999, includes costs associated with the work performed by Cree Research pursuant to the development agreement. The Company also began developing prototype units of the Company's first commercial product during the three month period ended September 30, 1999. The Company does not expect to begin shipment of the commercial product until the end of 2000, at the earliest.

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

         Marketing, general and administrative expenses in the three months ended September 30, 1999 increased by $494,400 or 51% to $1,470,400 from $976,000 in the comparable period in 1998. The increase includes increased aggregate compensation and associated support costs for employees and contractors, including those employed at December 31, 1998 and those hired subsequent to that date, in sales and marketing and in management and administrative areas. The Company expects marketing, general and administrative expenses to increase substantially in future periods as the Company adds to its sales and marketing staff, makes additional investments in sales and marketing activities and demonstrator technology to support commercialization of its VRD technology and development of anticipated products, and as it increases the level of corporate and administrative activity.

         INTEREST INCOME AND EXPENSE. Interest income in the three months ended September 30, 1999 increased by $380,600 to $448,200 from $67,600 in the comparable period in 1998. This increase resulted from higher average cash and investment securities balances in the three months ended September 30, 1999 than the average cash and investment securities balances in the comparable period of the prior year.

         Interest expense in the three months ended September 30, 1999 increased by $12,700 to $24,100 from $11,400 in the comparable period in 1998. The increase resulted from increased interest expense on capital lease obligations and to interest expense on long term debt related to leasehold improvements entered into in April 1999. See -- "Liquidity and Capital Resources."

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 1998.

         CONTRACT REVENUE. Contract revenue in the nine months ended September 30, 1999 decreased by $422,700 or 8% to $5,160,200 from $5,582,900 in the comparable period in 1998. Several factors contributed to the decrease in revenue during the nine months ended September 30, 1999 compared to the same period in 1998. Delays in booking expected development contracts and increases in certain development project budgets also contributed to lower revenue generation for the nine month period ended September 30, 1999 as compared to the same period in the prior year. During the nine months ended September 30, 1999, the Company went through a reorientation of its Research and Product Development Department to more directly focus its technical capabilities on product development and production. Because the Company recognizes revenue on a percentage of completion basis, the resulting loss of direct labor hours worked on development contracts resulted in lower revenue generation for the period. To date, substantially all of the Company's revenue has been generated from development contracts. The Company's customers have included both the United States Government and commercial enterprises.

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

         Cost of revenue in the nine months ended September 30, 1999 decreased by $712,600 or 16% to $3,741,100 from $4,453,700 in the comparable period of 1998. During the nine months ended September 30, 1999, the decrease resulted from a decrease in the direct costs associated with a lower level of performance on development contracts than in the comparable period in 1998. The lower level of expense in the nine months ended September 30, 1999 as compared to the comparable period in 1998 also resulted from a higher level of investment made by the Company in developing the technology through work performed on its own internal research and development projects.

         The Company expects that the cost of revenue on an absolute dollar basis will increase in the future. This increase likely will result from additional development contract work that the Company expects to perform and the commensurate growth in the Company's personnel and technical capacity required for performance on such contracts. The cost of facilities is also expected to increase as a result of the Company's relocation of its headquarters to larger facilities in April 1999. See -- "Liquidity and Capital Resources." As a percentage of contract revenue, the Company expects the cost of revenue to decline over time as the Company realizes economies of scale associated with an anticipated higher level of development contract business and as the Company's expenditures incurred to increase its technical capabilities and capacity become less as a percentage of a higher level of revenues.

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

         Research and development expense in the nine months ended September 30, 1999 increased by $3,801,500 or 133% to $6,663,100 from $2,861,600 in the comparable period in 1998. The increase reflects continued implementation of the Company's operating plan, which calls for building its technical staff and supporting activities to further develop the Company's technology; establishing and equipping its own in-house laboratories; and developing intellectual property related to the Company's business. In May 1999, the Company entered into a $2.6 million one year development contract with Cree Research, Inc. to accelerate development of semi-conductor light-emitting diodes and laser diodes for application in the Company's proposed display and imaging products. The increase in research and development costs also includes costs associated with the work performed by Cree Research pursuant to the development agreement. In addition, during the nine months ended September 30, 1999, costs related to the acquisition of an exclusive license were expensed by the Company. See --"Liquidity and Capital Resources" and -- "Notes to Financial Statements."

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

         Marketing, general and administrative expenses in the nine months ended September 30, 1999 increased by $2,215,200 or 63% to $5,705,800 from $3,490,600 in the comparable period in 1998. The increase includes increased aggregate compensation and associated support costs for employees and contractors, including those employed at December 31, 1998 and those hired subsequent to that date, in sales and marketing and in management and administrative areas. The Company expects marketing, general and administrative expenses to increase substantially in future periods as the Company adds to its sales and marketing staff, makes additional investments in sales and marketing activities to support commercialization of its VRD technology and development of anticipated products, and as it increases the level of corporate and administrative activity.

         INTEREST INCOME AND EXPENSE. Interest income in the nine months ended September 30, 1999 increased by $380,000 to $637,100 from $257,100 in the comparable period in 1998. This increase resulted from higher average cash and investment securities balances in the nine months ended September 30, 1999 than the average cash and investment securities balances in the comparable period of the prior year.

         Interest expense in the nine months ended September 30, 1999 increased by $106,700 to $131,000 from $24,300 in the comparable period in 1998. This increase resulted from interest related to assignment of certain accounts receivable under the Company's accounts receivable assignment facility, to increased interest expense on capital lease obligations, and to interest on long term debt entered into during the nine month period ended September 30, 1999.

         During the nine months ended September 30, 1999, the Company paid a cash dividend of $73,400 to the holder of its Series B Convertible Preferred Stock in connection with redemption of the Convertible Preferred Stock and issuance of Common Stock. See "Financial Statements--Notes to Financial Statements."

Liquidity and Capital Resources

         Since our inception through September 30, 1999, our principal sources of liquidity have been net proceeds from the sale of debt and equity totaling $70.9 million and development contracts totaling $14.1 million. At September 30, 1999, the Company's total available cash, cash equivalents and investment securities balance was $33.8 million. The Company has no bank line of credit.

         In 1998, the Company established a non-recourse receivables assignment facility (the "Facility") with a financial institution. The Facility allows the Company to assign accounts receivable to the financial institution on a non-recourse basis for cash. The maximum amount of assigned but uncollected receivables at any one time is $2,500,000. The facility expired in September 1999.

         During the nine months ended September 30, 1999, the Company used approximately $13.7 million of cash in operating activities, an increase of approximately $10.1 million from the approximately $3.6 million that the Company used in the first nine months of 1998. This increased use of cash resulted primarily from an increase in the net loss of $5.5 million for the nine months ended September 30, 1999 over the loss of the comparable period of the prior year. During 1999, the Company's operating expenses will depend primarily on the level of activity that the Company performs on contracts during the year and on the extent to which it incurs increased expenses in anticipation of expected future development contracts and product sales.

         At September 30, 1999, cost and estimated earnings in excess of billings on uncompleted contracts increased approximately $1.1 million over December 31, 1998. The increase is attributable to the difference in timing of billings on development contracts that are different from that of revenue recognition. At September 30, 1999, other assets had increased approximately $2.5 million compared to the balance at December 31, 1998, due primarily from the use of cash to secure letters of credit established in connection with the Company's lease on its new facility and with the development contract with Cree Research.

         During the nine months ended September 30, 1999, the Company's investing activities consisted of net purchases of investment securities of approximately $27.9 to invest funds received from issuance of capital stock and additions to property and equipment of approximately $1.6 million, incurred primarily for tenant improvements associated with the Company's new headquarters building.

         In January 1999, the Company raised $5,000,000 in cash (before issuance costs) from the sale of convertible preferred stock to a private investor in a private placement. In April 1999, the Company raised an additional $6,000,000 in cash (before issuance costs) from the sale of common stock and warrants to purchase common stock to a private investor in a private placement. In May 1999, the Company raised an additional $4,500,000 in cash (before issuance costs) from the sale of common stock to Cree and simultaneously entered into a development agreement with Cree. In May 1999, the Company redeemed 5,000 shares of its Convertible Preferred Stock and issued 400,000 shares of Common Stock to the holder of the preferred stock. In June 1999, the Company received $1.1 million from the exercise of representatives warrants and underlying common stock purchase warrants and issued 99,900 shares of Common Stock. See "Financial Statements -- Notes to Financial Statements."

         In July 1999 the Company raised $27.0 million from the exercise of 2,253,430 publicly traded redeemable common stock purchase warrants and issuance of 2,253,430 shares of common stock. The remaining 20,496 warrants were redeemed in accordance with the terms of the Warrant Agreement. The Company has delisted the Warrants from trading on the Nasdaq National Market System.

         In July 1999, the holder of the option to purchase Convertible Preferred Stock Series B-2 exercised the option and purchased 1,600 shares of Series B-2 convertible preferred stock for $1,600,000 (before issuance costs). The preferred stock is immediately convertible into common stock at a rate of $16.00 per share. Unless converted sooner at the election of the investor, the convertible preferred stock will automatically convert into 100,000 shares of common stock at the end of its five-year term. The Series B-2 Convertible Preferred Stock is subject to mandatory redemption at the election of the preferred shareholder upon certain Liquidation Events (as defined). The convertible preferred stock carries a cumulative dividend of 4% per annum, payable in cash or additional convertible preferred stock at the election of the Company. Terms of the preferred stock include certain rights for the investor to have the common stock issuable upon conversion of the preferred stock registered under the Securities Act for resale by the holders thereof.

         Due to the mandatory redemption feature noted above, the carrying value of the Series B-2 convertible preferred stock is classified as temporary equity, outside of stockholders' equity, until such time as it is redeemed.

         In October 1998, the Company entered into a lease for office space to house the Company's operations over the longer term by providing space to accommodate planned growth in staff, lab and production space requirements. Under the terms of the lease, the Company will lease between 92,000 square feet and 101,000 square feet over the first four years of the seven-year term of the lease. Based on the initial commitment of approximately 67,500 square feet, the base rent expense during the first year of occupancy is approximately $861,000, increasing to approximately $931,000 in the second year. The lease is a triple net lease, which requires the Company to pay operating expenses in addition to the base rent. The lease terms include an option for the Company to extend the initial lease term for one period of five years, a second option to extend for an additional period of two years, and other options to acquire additional space during the initial seven-year term should the need arise. The terms of the lease require the Company to provide the landlord with a lease bond in the amount of $1,150,000 as credit enhancement for the lease. The Company was required to secure one-half of the lease bond with a letter of credit and was required to secure the full amount of the letter of credit with cash. The requirement to maintain the lease bond terminates when the Company meets certain financial criteria as described in the lease. In January 1999, the Company exercised its option to finance $420,000 of tenant improvements through the landlord and provided a letter of credit to support the borrowing. The Company was required to secure the entire amount of the letter of credit with cash. The amount of the letter of credit required is reduced over the term of the borrowing based on repayments made. Repayment of the borrowing is included with the Company's rent. The Company completed its relocation into this facility in April 1999.

         The Company's future expenditures and capital requirements will depend on numerous factors, including the progress of its research and development program, the progress in commercialization activities and arrangements, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments and the ability of the Company to establish cooperative development, joint venture and licensing arrangements. In order to maintain its exclusive rights under the

Company's license agreement with the University of Washington, the Company is obligated to make royalty payments to the University of Washington with respect to the VRD. If the Company is successful in establishing OEM co-development and joint venture arrangements, it is expected that the Company's partners would fund certain non-recurring engineering costs for technology development and/or for product development. Nevertheless, the Company expects its cash requirements to increase significantly each year as it expands its activities and operations with the objective of commercializing the VRD technology and other technologies.

         The Company believes that its cash, cash equivalent, and investment securities balances totaling $33.8 million, will satisfy its budgeted cash requirements for at least the next 12 months based on the Company's current operating plan. Actual expenses, however, may exceed the amounts budgeted therefor and the Company may require additional capital earlier to further the development of its technology, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. In addition, the Company's operating plan calls for the addition of sales, marketing, technical and other staff and the purchase of additional laboratory and production equipment. The operating plan also provides for the development of strategic relationships with systems and equipment manufacturers which may require additional investments by the company. There can be no assurance that additional financing will be available to the Company or that, if available, it will be available on terms acceptable to the Company on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, the Company may be required to limit its operations significantly. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can, directly or through arrangements with OEMs, introduce products incorporating the VRD technology and the market acceptance and competitive position of such products.

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

         Essentially all of the Company's IT systems have been purchased within the last three years. During that period, Y2K compliance has been a consideration in the purchase of all of the Company's primary IT and non-IT systems. The Company believes that it has currently reached the following levels of compliance:

                                                                  Current Level
                           Technology                            of Compliance
                           ----------                            -------------

                           PC-based hardware                           100%
                           Embedded systems                             90%
                           Enterprise software                         100%
                           Individual software                          99%

         In April 1999, the Company moved its headquarters and commenced a new lease. Pursuant to the terms of the lease, the landlord is responsible for making the systems serving the facility "Year 2000 Compliant."

         The Company's strategy includes identifying third parties whose failure to be Y2K compliant could have a material adverse impact on the Company's operations or financial condition. This process includes examining the Company's interaction with other IT systems including those of vendors and other third parties with which it communicates via e-mail and other information systems and on which its operations are dependent for goods or services. The Company has requested a statement from significant vendors and other third parties reporting their Y2K compliance status. If such vendors or other third parties raise Y2K compliance concerns, the Company plans to utilize alternative vendors that are Y2K compliant. In addition, the Company is requesting a statement from its customers regarding their levels of Y2K compliance.

         The Company completed its overall Y2K assessment in the third quarter of 1999. The Company is currently completing implementation of its contingency plans developed during the Y2K assessment. There is no assurance, however, that taking the steps described will ensure complete Y2K compliance.

         The estimated cost of implementing the Company's Y2K compliance plan is not considered material.

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

         WE HAVE EXPERIENCED NET LOSSES IN EACH YEAR OF OPERATIONS AND DO NOT EXPECT TO HAVE EARNINGS AT LEAST THROUGH 2000. We have experienced net losses in each year of operations and, as of September 30, 1999, had an accumulated deficit since inception of $35.1 million. We incurred net losses of $3.5 million in 1996, $4.9 million in 1997, $7.3 million in 1998 and $10.4 million in the nine months ended September 30, 1999. Our revenues to date have been generated from development contracts. We do not expect to generate significant revenues from product sales in the near future. The likelihood of our success must be considered in light of the expenses, technical and operating difficulties, and delays frequently encountered by businesses formed to develop new technologies. In particular, our operations to date have focused primarily on research and development of the VRD technology and prototypes, and we have developed marketing capabilities only during the past two years. We are unable to estimate future operating expenses and revenues based upon historical performance. Our operating results will depend, in part, on matters over which we have no control, including, without limitation:

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

We cannot be certain that we will be successful in obtaining additional development contracts, or that we will be able to generate purchase orders for products incorporating the VRD technology. In light of these factors, we expect to continue to incur substantial losses and negative cash flow at least through 2001 and possibly thereafter. We cannot be certain that the Company will become profitable or cash flow positive at any time in the future.

         WE RELY ON OUR PATENTS AND OTHER PROPRIETARY TECHNOLOGY AND MAY BE UNABLE TO PROTECT THEM ADEQUATELY. Our success will depend in part on the ability of the Company, the University of Washington (the University), and the Company's other licensors to maintain the proprietary nature of the VRD and related technologies. Although our licensors have patented various aspects of the VRD technology and we continue to file our own patent applications covering VRD features and related technologies, we cannot be certain as to the degree of protection offered by these patents or as to the likelihood that patents will be issued from the pending patent applications. Moreover, these patents may have limited commercial value or may lack sufficient breadth to protect adequately the aspects of our technology to which the patents relate.

         We cannot be certain that our competitors, many of which have substantially greater resources than us and have made substantial investments in competing technologies, will not apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products. In addition, we are aware of several patents held by third parties that relate to certain aspects of retinal scanning devices. These patents could be used as a basis to challenge the validity of the University's patent rights, to limit the scope of the University's patent rights or to limit the University's ability to obtain additional or broader patent rights. A successful challenge to the validity of the University's patents or to the Company's patents could limit our ability to commercialize the VRD technology and, consequently, materially and adversely effect our business, operating results, and financial condition.

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

         OUR RIGHTS TO THE VRD TECHNOLOGY ARE SUBJECT TO OUR LICENSE AGREEMENT WITH THE UNIVERSITY OF WASHINGTON. Our success depends on technology that we have licensed from the University. If the University were to violate the terms of our license agreement, our business, operations, and prospects could be materially and adversely affected. In addition, we could lose the exclusivity under the UW License Agreement if we fail to respond timely to claims of infringement with respect to the VRD technology. The loss of exclusivity under the UW License Agreement could have a materially adverse effect on the Company's business, operating results, and financial condition.

         OUR FUTURE SUCCESS DEPENDS ON COLLABORATION WITH THIRD PARTIES. Our strategy for developing, testing, manufacturing and commercializing the VRD technology and products incorporating the VRD technology includes entering into cooperative development and sales and marketing arrangements with corporate partners, original equipment manufacturers, and other third parties. We cannot be certain that we will be able to negotiate such arrangements on acceptable terms, if at all, or that such arrangements will be successful in yielding commercially viable products or sales of products. If we are unable to establish such arrangements, we would require additional working capital to undertake such activities on our own and would require extensive manufacturing, sales and marketing expertise that we do not currently possess. In addition, we could encounter significant delays in introducing the VRD technology into certain markets or find that the development, manufacture or sale of products incorporating the VRD technology in such markets would not be feasible without, or would be adversely affected by the absence of, such arrangements. To the extent that we enter into cooperative development, sales and marketing or other joint venture arrangements, our revenues will depend upon the efforts of third parties. We cannot be certain that any such arrangements will be successful.

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

         The electronic information display industry has been characterized by rapidly changing technology, accelerated product obsolescence, and continuously evolving industry standards. Our success will depend upon our ability to further develop the VRD technology and to introduce new products and features on a cost effective basis in a timely manner to meet evolving customer requirements. We may not succeed in these efforts. Our business and results of operations will be materially and adversely affected if we incur delays in developing our products or if such products do not gain broad market acceptance. In addition, our competitors may develop information display technologies and products that would render the VRD technology or our proposed products commercially infeasible or technologically obsolete. We cannot be certain that the VRD technology or our proposed products will remain competitive with such advances or that we will have sufficient funds to invest in new technologies or processes.

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

         WE ARE SUBSTANTIALLY DEPENDENT ON PARTNERS IN THE DEFENSE AND AEROSPACE INDUSTRIES. Our revenues to date have been derived principally from product development research relating to defense and aerospace applications of the VRD technology. The Company believes that development programs and sales of potential products in these markets will represent a significant portion of our future revenues. Developments that adversely affect the defense and aerospace sectors, including reductions or delays in government funding and a general economic downturn, could, in turn, materially and adversely affect the Company's business and operating results.

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

         A SUBSTANTIAL NUMBER OF OUR SHARES ARE ELIGIBLE FOR FUTURE SALE AND COULD DEPRESS MARKET PRICES. The sale of a substantial number of shares of our common stock in the public market or the prospect of such sales could materially and adversely affect the market price of the common stock. As of October 29, 1999, we had outstanding:

-        9,878,679 shares of common stock;

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

Almost all of our outstanding shares of common stock may be sold without substantial restrictions. In addition, as of September 30, 1999, we had granted options under our option plans to purchase an aggregate of 2,273,982 shares of common stock. All of the shares purchased under the option plans are available for sale in the public market, subject in some cases to volume and other limitations. We also have granted the holder of our Series B Stock an option to purchase 1,920 additional shares of Series B Stock convertible into 100,000 shares of common stock.

         Sales in the public market of substantial amounts of common stock, including sales of common stock issuable upon conversion of the Series B Convertible Preferred Stock or the exercise of outstanding warrants and options, could depress prevailing market prices for the common stock. Even the perception that such sales could occur may adversely impact market prices.

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

                                     Part II
                                OTHER INFORMATION

Item 1.       Legal Proceedings

              The Company is not a party to, nor is its property subject to, any material pending legal proceedings.

Item 2.       Changes In Securities and Use of Proceeds

              In July, 1999, the Company raised $1.6 million (before issuance costs) through the sale of 1,600 shares of its Series B Convertible Preferred Stock (the "Series B Stock") to Margaret Elardi. The Series B Stock is convertible from time to time into shares of common stock at a conversion price of $16.00 per share. This transaction was exempt from registration under the Securities Act pursuant to Sections 4(2) and 4(6) of that Act and Regulation D promulgated thereunder.

Item 3.       Defaults upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

                  11 Computation of Net Loss Per Share and Net Loss Per Share Assuming Dilution

                  27       Financial Data Schedule

              b.  REPORTS ON FORM 8-K

                  No current reports on Form 8-K were filed by the Company during the quarterly period ended September 30, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MICROVISION, INC.


Date: November 15, 1999            /s/ Richard F. Rutkowski
                                   --------------------------------------------
                                   Richard F. Rutkowski
                                   President, Chief Executive Officer
                                   (Principal Executive Officer)


Date: November 15, 1999            /s/ Richard A. Raisig
                                   --------------------------------------------
                                   Richard A. Raisig
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)