Form 10-K
period 1999-12-31
MICROVISION INC
filed 2000-03-30
CIK 65770

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 1999

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

                                      None

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                           Common Stock, no par value
                                (Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 15, 2000 was approximately $517,536,000 (based on the closing price for the registrant's Common Stock on the Nasdaq National Market of $54.00 per share).

The number of shares of the registrant's Common Stock outstanding as of March 15, 2000 was 10,650,460.

Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the Registrant's Annual Meeting of Shareholders to be held on June 22, 2000 are incorporated herein by reference into Part III of this report. The registrant's definitive proxy statement will be filed with the Commission no later than 120 days after the registrant's fiscal year ended December 31, 1999.

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                      INDEX

PART I                                                                              PAGE
Item 1 -        Description of Business...............................................1

Item 2 -        Description of Property...............................................23

Item 3 -        Legal Proceedings.....................................................23

Item 4 -        Submission of Matters to a Vote of Security Holders...................23

PART II

Item 5 -        Market for the Registrant's Common Stock and Related Shareholder
                Matters...............................................................24

Item 6 -        Selected Financial Data...............................................25

Item 7 -        Management's Discussion and Analysis of
                Financial Condition and Results of Operations.........................26

Item 7A -       Quantitative and Qualitative Disclosures About Market Risk............36

Item 8 -        Financial Statements..................................................37

Item 9 -        Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...................................61

PART III

Item 10 -       Directors and Executive Officers of the Registrant....................62

Item 11 -       Executive Compensation ...............................................62

Item 12 -       Security Ownership of Certain Beneficial Owners and Management .......62

Item 13 -       Certain Relationships and Transactions ...............................62

PART IV

Item 14 -       Exhibits, Financial Statement Schedules and Reports
                on Form 8-K...........................................................63

SIGNATURES      ......................................................................65


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

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

Microvision, Inc. ("Microvision" or the "Company"), incorporated in 1993, develops information display and related technologies that allow electronically generated images and information to be projected to a viewer's eye. The Company has developed prototype Retinal Scanning Display ("RSD") technology devices including portable color and monochrome versions and a full color table-top version, and is currently refining and developing its RSD technology for defense and commercial applications. The Company expects to commercialize its technology through the development of products and as a supplier of personal display technology to original equipment manufacturers ("OEMs"). The Company believes the RSD technology will be useful in a variety of applications, including portable communications and visual simulation for defense, medical, industrial and entertainment that include applications requiring the superimposing of images on the user's field of vision. The Company expects that its RSD technology will allow for the production of highly miniaturized, lightweight, battery-operated displays that can be held or worn comfortably. The Company's scanning technology may also be applied to the capturing of images in such products as digital cameras or bar code readers. The Company may expend funds in evaluating and developing solutions for possible future products involving this application.

The Company's RSD technology includes certain proprietary technology developed by the Company, certain technology licensed from other companies and the Virtual Retinal Display-TM- (VRD-TM-) technology licensed from the University of Washington ("see Intellectual Property and Proprietary Rights").

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

The Company's RSD technology is fundamentally different from previously commercialized display technologies. RSD technology creates a high resolution, full motion image by scanning a low power beam of colored light to "paint" rows of pixels on the viewer's eye. In certain applications, the image appears in the viewer's field of vision as if the viewer were only an arm's length away from a high quality video screen. The RSD technology can also be used to superimpose an image on the viewer's field of vision, enabling the viewer to see data or images in the context of his or her natural surroundings. In each case, a high resolution, bright image is created.

The Company's objective is to be a leading provider of personal display products and imaging technology in a broad range of professional and consumer applications. The Company intends to achieve this objective and to generate revenues through a combination of the following activities: the licensing of technology to OEMs of products to a variety of markets; the provision of engineering services associated with cooperative development arrangements and research contracts; and the manufacture and sale of high-performance personal display products to professional users, directly or through joint ventures.

The Company is in discussions with systems and equipment manufacturers in the defense and aerospace, wireless communications, medical, industrial, and commercial and consumer electronics industries to develop or co-develop products that the Company believes to be the most commercially viable. During the fourth quarter of 1999, the Company sold engineering prototypes of a commercial RSD product. The Company plans to sell additional units of this prototype RSD during the first half of 2000. The Company plans to introduce a production version of the prototype RSD in 2001. Sales of production version RSD's may not occur, however, until substantially later, if at all.

The Company's existing prototypes have demonstrated the technological feasibility of the RSD technology and the Company's ability to miniaturize certain of its key components. The Company has completed the development of a mechanical resonant scanner ("MRS") that the Company believes represents a breakthrough in the miniaturization of scanning devices. The Company believes that the MRS will permit high quality displays using smaller components produced at lower cost than is possible with current alternative technologies. Additional work is in progress to achieve full color capability in miniaturized RSD devices, to expand the "exit pupil" of the RSD system (which defines the range within which the viewer's eye can move and continue to see the image) and to design products for specific applications.

Fundamental to the Company's technology development strategy is the development of standardized modules for each of the key components of an RSD system. These standardized modules can then be used in various combinations to create a small number of technology platforms. Each platform provides the basis for an entire family of products that in turn might be used in a wide array of applications in various market segments.

CONSIDERATIONS RELATING TO THE COMPANY'S BUSINESS

WE CANNOT BE CERTAIN THAT THE RSD TECHNOLOGY OR PRODUCTS INCORPORATING THIS TECHNOLOGY WILL ACHIEVE MARKET ACCEPTANCE. IF THE RSD TECHNOLOGY DOES NOT ACHIEVE MARKET ACCEPTANCE, OUR REVENUES MAY NOT GROW.

Our success will depend in part on the commercial acceptance of the RSD technology. The RSD technology may not be accepted by manufacturers who use display technologies in their products or by consumers of these products. To be accepted, the RSD technology must meet the expectations of our potential customers in the defense, medical, industrial, and consumer markets. If our technology fails to achieve market acceptance, we may not be able to continue to develop the RSD technology.

OUR LACK OF THE FINANCIAL AND TECHNICAL RESOURCES RELATIVE TO OUR COMPETITORS MAY REDUCE OUR REVENUES, POTENTIAL PROFITS, AND OVERALL MARKET SHARE.

Our products and the RSD technology will compete with established manufacturers of miniaturized cathode ray tube and flat panel display devices, many of which have substantially greater financial, technical and other resources than us and many of which are also developing miniature displays. Because of their greater resources, our competitors may develop products or technologies that are superior to our own. The introduction of superior competing products or technologies could result in reduced revenues, lower margins or loss of market share, any of which could reduce the value of our business.

WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE AND OUR FINANCIAL RESULTS MAY SUFFER.

The electronic information display industry has been characterized by rapidly changing technology, accelerated product obsolescence, and continuously evolving industry standards. Our success will depend upon our ability to further develop the RSD technology and to introduce new products and features on a cost effective basis in a timely manner to meet evolving customer requirements and compete effectively with competitors' product advances. We may not succeed in these efforts because of:

-         delays in product development;

-         lack of market acceptance for our products; or

-         lack of funds to invest in development.

The occurrence of any of the above factors could result in decreased revenues and market share.

IF WE CANNOT EXPAND OUR MANUFACTURING CAPABILITY, WE WILL NOT ACHIEVE COMMERCIAL SUCCESS.

We currently lack the capability to manufacture products in commercial quantities. Our success depends in part on our ability to provide our components and future products in commercial quantities at competitive prices. Accordingly, we will be required to obtain access, through business partners or contract manufacturers, to manufacturing capacity and processes for the commercial production of our expected future products. We cannot be certain that we will successfully obtain access to sufficient manufacturing resources. Future manufacturing limitations of our suppliers could result in a limitation on the number of products incorporating the RSD technology that can be produced.

IF WE CANNOT MANUFACTURE PRODUCTS AT COMPETITIVE PRICES, OUR FINANCIAL RESULTS WILL BE ADVERSELY AFFECTED.

To date, we have produced only prototype products for research, development, and demonstration purposes. The cost per unit for these prototypes currently exceeds the level at which we could expect to profitably resell such products to customers. If we cannot lower our cost of production, we may face:

-        loss of profitability and loss of competitiveness for our products; and

- increased demands on our financial resources, possibly requiring additional equity and/or debt financings to sustain our business operations.

OUR PRODUCTS MAY BE SUBJECT TO FUTURE HEALTH AND SAFETY REGULATION THAT COULD INCREASE OUR DEVELOPMENT AND PRODUCTION COSTS.

Products incorporating RSD technology could become subject to new health and safety regulations that would reduce our ability to commercialize the RSD technology. Compliance with any such new regulations would likely increase our cost to develop and produce products using the RSD technology and adversely affect our financial results.

IF WE EXPERIENCE DELAYS OR FAILURES IN DEVELOPING AND PRODUCING COMMERCIALLY VIABLE PRODUCTS, WE MAY HAVE LOWER REVENUES.

Although we have developed prototype products incorporating the RSD technology, we must undertake additional research, development and testing before we are able to produce products for commercial sale. In addition, product development delays or the inability to enter into relationships with potential product development partners may delay the introduction of, or prevent us from introducing, commercial products.

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR PATENTS AND OTHER PROPRIETARY TECHNOLOGY, WE MAY BE UNABLE TO COMPETE WITH OTHER COMPANIES.

Our success will depend in part on our ability and the ability of the University of Washington (the University) and our other licensors to maintain the proprietary nature of the RSD and related technologies. Although our licensors have patented various aspects of the RSD technology and we continue to file our own patent applications covering RSD features and related technologies, we cannot be certain as to the degree of protection offered by these patents or as to the likelihood that patents will be issued from the pending patent applications.

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

WE COULD FACE LAWSUITS RELATED TO OUR USE OF THE RSD TECHNOLOGY. THESE SUITS COULD BE COSTLY, TIME CONSUMING AND REDUCE OUR REVENUES.

We are aware of several patents held by third parties that relate to certain aspects of retinal scanning devices. These patents could be used as a basis to challenge the validity of the University's patents, to limit the scope of the University's patent rights, or to limit the University's ability to obtain additional or broader patent rights. A successful challenge to the validity of the University's patents could limit our ability to commercialize the RSD technology and, consequently, materially reduce our revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us or by the University with respect to current and future technology. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually be issued with claims that will be infringed by our products or the RSD technology. The defense and prosecution of a patent suit would be costly and time-consuming, even if the outcome were ultimately favorable to us. An adverse outcome in the defense of a patent suit could subject us to significant cost, require others and us to cease selling products that incorporate RSD technology, or to cease licensing the RSD technology, or to require disputed rights to be licensed from third parties. Such licenses would increase our cost or may not be available at all. Moreover, if claims of infringement are asserted against our future co-development partners or customers, those partners or customers may seek indemnification from us for damages or expenses they incur.

IF WE LOSE THE EXCLUSIVE USE OF THE VRD TECHNOLOGY, OUR BUSINESS OPERATIONS AND PROSPECTS WOULD BE ADVERSELY AFFECTED.

We acquired the exclusive rights to the VRD technology under an exclusive license agreement ("License Agreement") with the University. If the University were to violate the terms of the License Agreement by providing the VRD technology to another company, our business, operations, and prospects would be adversely affected. In addition, we could lose the exclusivity under the License Agreement if we fail to challenge within the time limit claims that other companies are using the VRD technology in violation of our License Agreement.

WE NEED TO COLLABORATE WITH THIRD PARTIES TO BE ABLE TO SUCCESSFULLY DEVELOP PRODUCTS FOR SALE.

Our strategy for developing, testing, manufacturing and commercializing the RSD technology and products incorporating the RSD technology includes entering into cooperative development, sales and marketing arrangements with corporate partners, original equipment manufacturers, and other third parties. We cannot be certain that we will be able to negotiate arrangements on acceptable terms, if at all, or that these arrangements will be successful in yielding commercially viable products. If we cannot establish these arrangements, we would require additional working capital to undertake such activities on our own and would require extensive manufacturing, sales and marketing expertise that we do not currently possess and that may be difficult to obtain. In addition, we could encounter significant delays in introducing the RSD technology or find that the development, manufacture or sale of products incorporating the RSD technology would not be feasible. To the extent that we enter into cooperative development, sales and marketing or other joint venture arrangements, our revenues will depend upon the efforts of third parties. We cannot be certain that any such arrangements will be successful.

OUR REVENUES ARE HIGHLY SENSITIVE TO DEVELOPMENTS IN THE DEFENSE AND AEROSPACE INDUSTRIES.

Our revenues to date have been derived principally from product development research relating to defense applications of the RSD technology. We believe that development programs and sales of potential products in this market will represent a significant portion of our future revenues. Developments that adversely affect the defense sector, including delays in government funding and a general economic downturn, could cause our revenues to decline substantially.

WE MAY REQUIRE ADDITIONAL CAPITAL TO CONTINUE IMPLEMENTING OUR BUSINESS PLAN. THIS MAY LESSEN THE VALUE OF CURRENT STOCKHOLDERS' SHARES.

We believe that our current cash and investment securities balances will satisfy our budgeted capital and operating requirements for at least the next 12 months, based on our current operating plan. However, we may need additional funds in order to, among other requirements:

-         further develop RSD technology,

-         add manufacturing capacity,

-         add to our sales and marketing staff,

-         develop and protect our intellectual property rights, or

-         fund long-term business development opportunities.

We cannot be certain that we will be able to obtain financing when needed or that we will be able to obtain financing on satisfactory terms, if at all. If additional funds are raised through the issuance of equity, convertible debt or similar securities, current shareholders will experience dilution and the securities issued to the new investors may have rights or preferences senior to those of the shareholders of common stock. Moreover, if adequate funds were not available to satisfy our short-term or long-term financial needs, we would be required to limit our operations significantly.

LOSS OF ANY OF OUR KEY PERSONNEL COULD HAVE A NEGATIVE EFFECT ON THE OPERATION OF OUR BUSINESS.

Our success depends on our officers and other key personnel and on the ability to attract and retain qualified new personnel. Achievement of our business objectives will require substantial additional expertise in the areas of sales and marketing, engineering and product development, and manufacturing. Competition for qualified personnel in these fields is intense, and the inability to attract and retain additional highly skilled personnel, or the loss of key personnel, could reduce our revenues and adversely affect our business.

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO INCUR SIGNIFICANT LOSSES IN THE FUTURE.

We have had substantial losses since our inception and our operating losses may increase in the future. Accordingly, we cannot assure you that we will ever become or remain profitable.

- As of December 31, 1999, we had an accumulated deficit of $39.5 million.

- We incurred net losses of $7.1 million from inception through 1995, $3.5 million in 1996, $4.9 million in 1997, $7.3 million in 1998 and $16.7 million in 1999. Our revenues to date have been generated from development contracts. We do not expect to generate significant revenues from product sales in the near future. The likelihood of our success must be considered in light of the expenses, difficulties, and delays frequently encountered by companies formed to develop and market new technologies. In particular, our operations to date have focused primarily on research and development of the RSD technology and development of prototypes, and we have developed marketing capabilities only during the past two years. We are unable to accurately estimate future revenues and operating expenses based upon historical performance.

We cannot be certain that we will succeed in obtaining additional development contracts or that we will be able to obtain customer orders for products incorporating the RSD technology. In light of these factors, we expect to continue to incur substantial losses and negative cash flow at least through 2001 and possibly thereafter. We cannot be certain that we will become profitable or achieve positive cash flow at any time in the future.

A SUBSTANTIAL NUMBER OF OUR SHARES MAY BE SOLD INTO THE MARKET IN THE NEAR FUTURE, WHICH COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY.

As of March 15, 2000, we had outstanding:

-        10,650,460 shares of common stock;

- options under our option plans to purchase an aggregate of 2,350,495 shares of common stock;

- privately placed warrants and options to purchase 786,313 shares of common stock.

Almost all of our outstanding shares of common stock may be sold without substantial restrictions. Sales in the public market of substantial amounts of common stock, including sales of common stock issuable upon exercises of stock options or warrants, could depress prevailing market prices for our common stock. Even the perception that such sales could occur may adversely impact the market price for our stock. A decrease in market price would decrease the value of an investment in our common stock.

OUR QUARTERLY PERFORMANCE MAY VARY SUBSTANTIALLY AND THIS VARIANCE MAY DECREASE OUR STOCK PRICE.

Our revenues to date have been generated from a limited number of development contracts with U.S. government entities and commercial partners. Our quarterly operating results may vary significantly based on:

- reductions or delays in funding of development programs involving new information display technologies by the U.S. government or our current or prospective commercial partners; or

- the status of particular development programs and the timing of performance under specific development agreements.

In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors and the trading price of our common stock may decline as a consequence.

OUR STOCK PRICE MAY BE VOLATILE AND THIS VOLATILITY COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

The stock market is subject to price and volume fluctuations that particularly affect the market prices of stock of small capitalization, high technology companies. The trading price of our common stock could be subject to significant fluctuations in response to, among other factors:

-        variations in quarterly operating results;

-        changes in analysts' estimates;

-        announcements of technological innovations by our competitors;

- general conditions in the information display and electronics industries; and

-        general economic conditions.

Frequent changes in the market price of our common stock will affect the day-to-day value of an investment in our common stock.

WE MAY INVEST OUR CAPITAL IN WAYS THAT DO NOT RESULT IN A FAVORABLE RETURN. THIS COULD LOWER OUR STOCK PRICE.

Our management has broad discretion to invest our capital in ways in which our stockholders may not agree. The failure of our management to invest our capital effectively could result in lower returns than expected. This could lower the value of our stock.

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE THE COMPANY AND THIS COULD DEPRESS OUR STOCK PRICE.

Certain provisions of Washington law and our amended and restated articles of incorporation and bylaws contain provisions that create burdens and delays when someone attempts to purchase our company. As a result, these provisions could limit the price that investors are willing to pay for our stock. These provisions:

- authorize our board of directors, without further shareholder approval, to issue preferred stock that has rights superior to those of the common stock. Potential purchasers may pay less for our company because the preferred stockholders may use their rights to take value from the Company; and

- provide that written demand of at least 25% of the outstanding capital shares is required to call a special meeting of the shareholders, which may be needed to approve the sale of the Company. The delay that this creates could deter a potential purchaser.

INDUSTRY BACKGROUND

The popularity of personal computing, electronic communication, television and video products has created a worldwide market for display technologies. Information displays are the primary medium through which text and images generated by computer and other electronic systems are delivered to end-users. While early computer systems were designed and used for tasks that involved little interaction between the user and the computer, today's graphical and multimedia information and computing environments require systems that devote most of their resources to generating and updating visual displays. The market for display technologies has also been stimulated by the increasing popularity of portable pagers and cellular phones; interest in simulated environments and augmented vision systems; and the recognition that improved means of connecting people and machines can increase productivity and enhance the enjoyment of electronic entertainment and learning experiences.

For decades, the CRT has been the dominant display device. A CRT creates an image by scanning a beam of electrons across a phosphor-coated screen, causing the phosphors to emit visible light. The beam is generated by an electron gun and is passed through a deflection system that scans the beam rapidly left to right and top to bottom. A magnetic lens focuses the beam to create a small moving dot on the phosphor screen. It is these rapidly moving spots of light ("pixels") that "paint" the image on the surface of the viewing screen. The next generation of imaging technology, flat panel displays, is now in widespread use in portable computers, calculators, and other personal display devices. The flat panel display can consist of hundreds of thousands of pixels, each of which is formed by a single transistor acting on a crystalline material.

In recent years, as the computer and electronics industries have made substantial advances in miniaturization, manufacturers have sought lightweight, low power, cost effective displays to enable the development of more portable products. Flat panel technologies have made meaningful advances in these areas, and liquid crystal flat panel displays are now commonly used for laptop computers and other electronic products. Both technologies, however, pose difficult engineering and fabrication problems for more highly miniaturized products, because of inherent constraints in size, weight and power consumption. In addition, both CRT and flat panel displays often become dim and difficult to see in outdoor or other settings where the ambient light is stronger than the light emitted from the screen and display mobility is limited by size. The Company believes that, as display technologies attempt to keep pace with miniaturization and other advances in information delivery systems, conventional CRT and flat panel technologies will no longer be able to provide the full range of performance characteristics, including high resolution, high level of brightness and low power consumption, required for state-of-the-art information systems.

MICROVISION'S RETINAL SCANNING DISPLAY TECHNOLOGY

The Company's RSD technology is fundamentally different from previously commercialized display technologies. RSD systems create an image on the retina like a miniaturized video projector focused on the "projection screen" at the back of the viewer's eye. By continuously scanning a low power beam of colored light to "scan" rows of pixels to the retina of the viewer's eye, the RSD technology creates a high resolution, full motion image. The light that is directed to the retina is much the same as light that is reflected to the retina from our natural environment.

The drive electronics of the RSD technology acquire and process signals from the image or data source to control and synchronize the color mix and placement. Color pixels are generated by modulated light sources, from which the intensity of each of the red, green and blue lights is varied to generate a complete palette of colors and shades. Optical elements direct the beam of light through the pupil of the viewer's eye to create an image on the retina. The pixels are arranged on the retina by a horizontal scanner that rapidly sweeps the light beam to place the pixels into a row, and a vertical scanner that moves the light beam downward where successive rows of pixels are drawn. This process is continued until an entire field of rows has been placed and a full image appears to the user.

STRATEGY

The Company's objective is to be a leading provider of personal display and imaging technology in a broad range of professional and consumer applications. Key elements of the Company's strategy to achieve this objective include:

I.       Strategic Partnering to Extend Marketing and Technical Reach

The Company's key technologies have applications in several markets and products. The Company has contracted with and will continue to pursue strategic partners who will provide resources and services that would take substantial time and additional cost to the Company to obtain without these partners. Strategic partners will be selected to provide support on the specific requirements of markets and products. Examples of activities that will benefit from strategic partnering are:

CUSTOM DESIGN, MANUFACTURE AND SALE OF HIGH PERFORMANCE PRODUCTS. The Company anticipates providing high performance products to professional end-users in markets with lower product volume requirements. The Company expects that end-users in this category will include professionals in the defense, public safety, industrial process control and health care industries. The Company believes that, because the unit volume requirements for such end users are generally lower, demand for such products may be more predictable and the risks associated with production and inventory more easily managed. Depending upon the circumstances, the Company may manufacture these products using standard component suppliers and contract manufacturers as required, may license to OEMs, or may seek to form one or more joint ventures to manufacture the products.

SALE OF COMPONENTS OR "ENGINES" OF SCANNING TECHNOLOGY. Certain potential applications of the RSD technology, such as pagers or cellular phones, could require integration of the RSD technology with other unrelated technologies. In markets requiring volume production of personal display components or subsystems that can be integrated with non-display components, the Company may provide components, subsystems and systems design technology to OEMs under licensing agreements.

LICENSING OF PROPRIETARY TECHNOLOGY TO OEMS FOR VOLUME MANUFACTURE OF PRODUCTS. The Company believes that in consumer markets the ability of personal display products to compete effectively is largely driven by the ability to price aggressively for maximum market penetration. Significant economies of scale in volume purchasing, manufacturing and distribution are important factors in driving costs down to achieve pricing objectives and profitability. The Company's strategy will be to seek both initial license fees from such arrangements as well as ongoing per unit royalties.

The Company expects that such relationships generally will involve a period of co-development during which engineering and marketing professionals from OEMs would work with the Company's technical staff to specify, design and develop a product appropriate to the targeted market and application. The Company would charge fees to such OEMs to compensate for the costs of the engineering effort incurred to such development projects. The nature of the relationships with such OEMs may vary from partner to partner depending on the proposed specifications for the RSD, the product to be developed, and the OEM's design, manufacturing and distribution capabilities. The Company believes that by limiting its own direct manufacturing investment for consumer products, it will reduce the capital requirements and risks inherent in taking the RSD technology to the consumer market.

II.      Platform Model to Leverage Core Technologies

The Company is developing fundamental components of scanning technology that will be incorporated into modular "engines" that, in turn, will be integrated to create product offerings. Many of these product offerings will share engines and subsystems. Product offerings can be customized by utilizing interchangeable components. The Company has currently defined the following key product offerings for further development:

-         High Performance
-         Compact Wearable
-         Microdisplay
-         Projection
-         Image Capture

III.     Development of an Intellectual Property Portfolio

The Company believes that it can enhance its competitive position by reducing the cost and improving the performance of its RSD technology and by expanding its portfolio of intellectual property and proprietary rights. A key part of the Company's technology development strategy includes developing and protecting (i) concepts relating to the function, design and application of the RSD system; (ii) component technologies and integration techniques essential to the commercialization of the RSD technology and that are expected to reduce the cost and improve the performance of the system; and
(iii) component technologies
and integration techniques that reduce technical requirements and accelerate the pace of commercial development. The Company is continuing to develop a portfolio of patented technologies and proprietary processes and techniques that relate directly to the functionality and to the commercial viability of the RSD technology. See "- Technology Development" and "- Intellectual Property and Proprietary Rights."

APPLICATIONS, MARKETS AND PRODUCTS

The Company has identified a variety of potential applications for its RSD technology, including the following:

AUGMENTED VISION. Augmented vision applications superimpose high contrast, monochromatic or color images and information on the user's view of the surrounding environment as a means of enhancing the safety, precision or speed of the user's performance of tasks. For example, a head-worn display could superimpose critical patient information such as vital signs, EKG traces, reference materials, X-rays or MRI images in a surgeon's field of vision. For military applications, troops could be equipped with eyeglasses that display high definition imagery that could be viewed without blocking normal vision and could assist in threat detection, reconnaissance and other activities.

SIMULATION AND ENTERTAINMENT DISPLAYS. Manufacturers of interactive media products have recognized that the visual experience offered by simulation is enhanced by high resolution, three-dimensional displays projected over a wide field of vision. Although simulated environments traditionally have been used as a training tool for professional use, they are becoming increasingly popular as a means of entertainment, particularly in computer games.

HAND-HELD PERSONAL COMMUNICATIONS DEVICES. Manufacturers of wireless and cellular communications devices have identified the need for products that incorporate personal display units for viewing electronic mail, fax and graphic images on highly miniaturized devices. Existing display technologies have had difficulty satisfying this demand fully because of the requirements that such devices be highly miniaturized, full format, relatively low cost, and offer high resolution and brightness without requiring high levels of battery power. The Company expects that the range of potential products in this category may include displays for cellular phones, pagers, or personal digital assistants that display electronic mail messages, faxes, or other information as a bright, sharp image.

The Company has targeted various market segments for these potential applications, including defense and public safety, health care, business, industrial and consumer electronics. The following table identifies product development opportunities within each of these markets.

                          -------------------------------------------------------------------------------------------------
                                                                 POTENTIAL MARKETS
                          ------------------ ------------------- --------------------- ------------------- ----------------
                          DEFENSE & PUBLIC
                          SAFETY              HEALTHCARE          PROFESSIONAL          INDUSTRIAL          CONSUMER
------------------------- ------------------ ------------------- --------------------- ------------------- ----------------
       HAND-HELD           -   Command        -  Patient          -  Fax viewing        -  Maintenance      -  E-mail
POTENT COMMUNICATION           and control       status                                    and field           viewing
I      DEVICES                                   monitoring       -  E-mail                service
A                          -   Tactical                              viewing                                -  Internet
L                              information                                                                     access
                               systems                            -  Internet
A                                                                    access                                 -  E-Business
P                          -   Portable
P                              maintenance                        -  E-Business
L
I                          -   Public
C                              safety
A
T                          -   Law
I                              enforcement
O
N
S
------ ------------------ ------------------ ------------------- --------------------- ------------------- ----------------
------ ------------------ ------------------ ------------------- --------------------- ------------------- ----------------
       SIMULATION AND      -   Battlefield    -  Surgical         -  Architecture       -  Training         -  Gaming
       ENTERTAINMENT           simulation        training            and interior
       DISPLAYS                                                      design                                 -  On-line
                           -   Aircraft       -  Endoscopic                                                    shopping
                               simulation        surgeries        -  Industrial
                                                                     design                                 -  Virtual
                                                                     simulation                                reality
------ ------------------ ------------------ ------------------- --------------------- ------------------- ----------------
------ ------------------ ------------------ ------------------- --------------------- ------------------- ----------------
       AUGMENTED           -   Pilot          -  Overlay          -  Multiple           -  Maintenance      -  Private
       VISION                  information       of patient          screen viewing                            viewing
                               systems           data during         for securities     -  Inventory           laptop
                               surgeries           traders               control             systems

                           -   Mine           -  "Head-down"                            -  Factory
                               detection         viewing of                                process
                                                 patient                                   control
                           -   Tactical          vitals
                               warfare data                                             -  Sales
                                                                                           automation
                           -   Personnel
                               status
                               monitor

                           -   GENII
                               soldier
                               system
------ ------------------ ------------------ ------------------- --------------------- ------------------- ----------------

The Company will target early adopters of the RSD technology who, even at an earlier stage of development, would achieve significant productivity or performance gains and associated cost savings. The Company believes that military, healthcare, and industrial users will value the ability of personal RSD based displays to superimpose high contrast images on the user's natural field of vision. Similarly, users of wireless devices, who have a need to receive critical or timely data through electronic mail, Internet or facsimile transmission, are expected to value the performance characteristics that RSD systems are expected to deliver.

PROTOTYPES

The Company has developed several prototypes to demonstrate the feasibility of the RSD technology. These prototypes are not commercial products or applications but rather are demonstration models of the technology. The first prototype developed was a table-top model, which received output from a personal computer and generated a full color image. The second and third prototypes are portable devices. For demonstration purposes, they also connect to a personal computer. The projection optics of the portable prototypes is packaged together with the vertical and horizontal scanners.
One demonstrator is monochromatic and fits in an attache case, which also houses the electronics that receive and condition the signal. The second demonstrator is a full color model with the electronics that receive and condition the signal being housed in a separate case, which is the size of an airline carry-on bag. In 1999, the Company continued to develop prototypes, for Company use and for customers, that demonstrated higher resolution, greater brightness, smaller size and lower power consumption. The following four prototypes were delivered: an SVGA (480,000 pixels) color helmet-mounted RSD; a high luminance, SXGA (approximately 1,300,000 pixels) green monochrome helmet-mounted RSD; a high-luminance, SXGA full color head-worn RSD; and a battery powered, head-wearable red monochrome RSD. Currently under development is a "very high resolution" green monochrome system.

TECHNOLOGY DEVELOPMENT

The Company's existing prototypes have demonstrated the technical feasibility of the RSD system and the Company's ability to miniaturize certain of its key components. Additional work is in progress to achieve advances necessary for large-scale application, full-color capability in highly miniaturized versions and design of new architectures for specific applications. Research and development expenses for the fiscal years ended December 31, 1999, 1998 and 1997 were $10,232,700, $3,305,600 and $2,593,900, respectively.
Substantially all of the Company's revenue to date has been derived from performance on development contracts to further develop the RSD technology to meet customer specifications. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DRIVE ELECTRONICS. The Company has identified four areas where additional development of the drive electronics is necessary. The first involves further miniaturization using integrated circuits and advanced packaging techniques. To date, the Company has identified no technological barriers to the further miniaturization of the drive electronics. The second area involves refining the timing and nature of the signals driving the photon sources and scanners to improve display quality. The third area is the development of drive circuitry for light-sources. The fourth area of development relates to achieving and improving compatibility of the drive electronics with existing and emerging video standards. The Company's existing prototypes are compatible with current North American video format standards and the output from most personal computers. In 2000, the Company intends to further develop the RSD technology to conform to a broader range of interface standards, including existing higher resolution standards.

PHOTON SOURCES. The photon source creates the light beam that paints the image on the retina. In a full color RSD system, red, green and blue photon sources are modulated and mixed to generate the desired color and brightness. Low power solid state lasers, laser diodes and light-emitting diodes ("LEDs") are suitable photon generators for the RSD system. Blue and green solid state lasers are currently available but are useful only for RSD applications where cost and size are not critical. Miniaturized visible laser diodes are currently available only in red, although a number of other companies are developing blue laser diodes in anticipation of high volume consumer electronics applications. Miniaturized LEDs are less expensive than laser diodes. The Company expects these LEDs will provide sufficient brightness for certain applications, however, the Company still expects to use laser diodes for augmented vision applications that require maximum brightness. The Company intends to rely on other companies independent work or to contract with other companies to complete development of the materials and processes necessary to produce specific configurations of green and blue LEDs and laser diodes. An important milestone was achieved in 1998 when the Company demonstrated custom green and blue LEDs as potential light sources for certain low power, low cost applications. During 1999, the Company entered into a strategic partnership alliance with Cree, Inc., a developer and manufacturer of green and blue LED's for mass markets to further the development of green and blue LED's to meet the Company's expected requirement.

SCANNING. A pair of scanners, one horizontal and one vertical, is used to direct the light beam that creates the image on the retina. In laser printers and bar code readers, a spinning or oscillating mirror is used to scan a light beam, but these polygonal mechanical scanners are typically too large and too slow for use in miniaturized display applications. To solve this problem, the Company uses its proprietary horizontal scan, mechanical resonance scanner ("MRS"). In operation, the MRS resembles a very small tuning fork with a mirrored surface. It is tuned to resonate at the exact scanning frequency needed to generate the display, with very little power being needed to keep it oscillating. Directing the light beam at the vibrating mirror causes the light beam to scan rapidly back and forth horizontally. A second vibrating mirror is used to direct the pixels vertically down the retina. The Company believes that its MRS and its vertical scanner counterpart may have significant commercial value independent of RSD applications.

Continued development of the scanning subsystem for RSD devices will be required in order to allow scanning capability for current standard video formats, including high definition television, as well as new digital video standards. Existing designs for scanner and scanner electronics may prove ineffective at higher resolutions and may need to be replaced with alternative scanning methods. In 1998, the Company demonstrated highly miniaturized smaller "micro-electro-mechanical system (MEMS) versions of both horizontal and vertical scanner systems. In 1999, the MEMS development resources were augmented substantially with additional specialized staff, an on-site clean room facility, and access to advanced fabrication and testing facilities at the University. With the availability of both MRS and MEMS scanning systems, the Company has achieved important flexibility from the standpoint of developing optimal architectures for key resolution targets including SVGA resolution.

OPTICS. For applications where the RSD device is to be worn, it is desirable to have an exit pupil (the range within which the viewer's eye can move and continue to see the image) of 10 to 15 millimeters. The Company has developed an optic design that expands the exit pupil up to 15 millimeters. Additional design and engineering of this expanded exit pupil is required to develop commercial applications. In 1999, Company engineers refined optics designs for both monocular (one-eye) and biocular (two-eye) prototypes. A full "binocular" system, which incorporated two separate video channels (one for each eye), was also developed to provide the user with full stereoscopic viewing of 3-dimensional imagery. The Company's ongoing optics development is directed at the creation of optical systems that exhibit lower distortion, are ligher weight, and more cost-effective to manufacture.

UNIVERSITY OF WASHINGTON LICENSE AGREEMENT

The VRD technology comprises a substantial part of the Company's RSD technology. The VRD technology was originally developed at the University of Washington's Human Interface Technology Lab (the "HIT Lab") by a team of technicians and engineers. In 1993, the Company acquired the exclusive rights to the VRD technology and associated intellectual property from the University pursuant to the License Agreement. The scope of the license covers all possible commercial uses of the VRD technology worldwide, including the right to grant sublicenses. The license expires upon the expiration of the last of the University's patents that relate to the VRD, unless sooner terminated by the Company or the University. In granting the license, the University retained limited, non-commercial rights with respect to the VRD technology, including the right to use the technology for non-commercial research and for instructional purposes, and the right to comply with applicable laws regarding the non-exclusive use of the technology by the United States government. The University also has the right to consent to the Company 's sublicensing arrangements and to the prosecution and settlement by the Company of infringement disputes. In addition, the University retains the right to publish information regarding the VRD technology for academic purposes.

The Company could lose the exclusivity under the License Agreement if the Company fails to respond to any infringement action relating to the VRD technology within 90 days of learning of such claim. In the event of the termination of the Company's exclusivity, the Company would lose its rights to grant sublicenses and would no longer have the first right to take action against any alleged infringement. In addition, each of the Company and the University has the right to terminate the License Agreement in the event that the other party fails to cure a material breach within 30 days of written notice. The Company may terminate the License Agreement at any time by serving 90 days prior written notice on the University. In the event of any termination of the License Agreement, the license granted to the Company would terminate.

Under the terms of the License Agreement, the Company agreed to pay a non-refundable fee of $5,133,500 (the "License Fee") and to issue to the University shares of the Company's common stock. In addition, the University is entitled to receive certain ongoing royalties. The Company also entered into a research agreement with the University ("Research Agreement") to further develop the VRD technology. In August 1997, the Company made the final payment due under the Research Agreement, which resulted in the Company having paid in full the License Fee due under the License Agreement. (see "Intellectual Property and Proprietary Rights").

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

In 1993, the Company acquired the exclusive rights to the VRD technology under the License Agreement with the University of Washington. See " - University of Washington License Agreement." Additional development of the VRD technology took place at the HIT Lab pursuant to the Research Agreement. The University has received thirteen patents on the VRD technology including the MRS and has an additional nineteen U.S. patent applications pending in the United States and in certain foreign countries, all of the rights to which have been exclusively licensed to the Company.

The Company's ability to compete effectively in the information display market will depend, in part, on the ability of the Company, the University and other licensors to maintain the proprietary nature of the VRD technology or other technologies, including claims related to the ability to superimpose images on the user's field of view, a VRD using optical fibers; an expanded exit pupils; and the MRS.

During 1998, the Company entered into a license agreement with a third party whereby the Company acquired the exclusive license to certain intellectual property related to the design and fabrication of a microminiature scanner using semiconductor fabrication techniques. The licensor has received six patents and has eight patent applications pending pertaining to use in the Company's field of use.

The Company also generates intellectual property as a result of its ongoing performance on development contracts and as a result of the Company's internal research and development activities. The Company has filed sixteen patent applications in its own name resulting from these activities. The inventions covered by such applications generally relate to component miniaturization, specific implementation of various system components and design elements to facilitate mass production.

The Company considers protection of these key enabling technologies and components to be a fundamental aspect of its strategy to penetrate diverse markets with unique products. As such, it intends to continue to develop its portfolio of proprietary and patented technologies at the system, component, and process levels.

The Company also relies on unpatented proprietary technology. To protect its rights in these areas, the Company requires all employees, and where appropriate, contractors, consultants, advisors and collaborators to enter into confidentiality and noncompetition agreements. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. The Company has registered, with the United States Patent and Trademark Offices, the mark "Microvision" with its associated "tri-curve" logo. The Company filed for registration of the marks "Virtual Retinal Display" and "VRD" in the United States Patent and Trademark Office. These marks were examined and entered into the opposition phase, where an opposition was filed against the VRD mark. The Company believes the opposition filing is without merit and that the Company should prevail in the proceedings. Regardless of the outcome, the Company believes that it will be entitled to continue to use the terms "Virtual Retinal Display" and "VRD."

HUMAN FACTORS, ERGONOMICS AND SAFETY

As part of its research and development activities, the Company conducts ongoing research as to the cognitive, physiological and ergonomic factors that must be addressed by products incorporating RSD technologies and the safety of RSD technology, including such issues as the maximum permissible laser exposure limits established by American National Standards Institute ("ANSI"). Researchers from the HIT Lab have concluded that laser exposure to the retina under normal operating conditions would be below the calculated maximum permissible exposure level set by ANSI.

COMPETITION

The information display industry is highly competitive. The Company's products and the RSD technology will compete with established manufacturers of miniaturized CRT and flat panel display devices, including companies such as Sony Corporation and Texas Instruments Incorporated, most of which have substantially greater financial, technical and other resources than the Company and many of which are developing alternative miniature display technologies. The Company also will compete with other developers of miniaturized display devices. There can be no assurance that the Company's competitors will not succeed in developing information display technologies and products that could render the RSD technology or the Company's proposed products commercially infeasible or technologically obsolete.

The electronic information display industry has been characterized by rapid and significant technological advances. There can be no assurance that the RSD technology or the Company's proposed products will remain competitive with such advances or that the Company will have sufficient funds to invest in new technologies products or processes. Although the Company believes that its RSD technology and proposed display products could deliver images of a quality and resolution substantially better than those of commercially available miniaturized LCD and CRT-based display products, there is no assurance that manufacturers of LCDs and CRTs will not develop further improvements of screen display technology that would eliminate or diminish the anticipated advantages of the Company's proposed products.

OTHER TECHNOLOGY INVESTMENT

The Company intends to pursue the acquisition and development of other imaging and display technologies as opportunities arise.

In March 1994, the Company entered into a second exclusive license agreement with the University to acquire certain imaging technology unrelated to the RSD technology. This technology involves the projection of data and images onto the inside of a dome that is placed over the viewer's head. This imaging technology is referred to as HALO.

The HALO license agreement requires the Company to make payments to the University upon filing a patent application and the issuance of a patent. See
Note 7 of Notes to the Financial Statements.

EMPLOYEES

As of March 15, 2000, the Company has 117 employees and 14 contractors. The Company's employees are not subject to any collective bargaining agreements and management regards its relations with employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company currently leases approximately 67,400 square feet of combined use office and laboratory space as its headquarters facility in Bothell, Washington. The Company also has a commitment to lease between 25,000 and 34,000 additional square feet at this facility during the fourth and fifth years of the seven-year lease. See

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to, nor is its property subject to, any material pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS.

The Company's Common Stock trades on the Nasdaq National Market under the symbol "MVIS." As of March 15, 2000, there were 212 holders of record and approximately 7,000 beneficial holders of 10,650,460 shares of Common Stock. The Company has never declared or paid cash dividends on the Common Stock. The Company currently anticipates that it will retain all future earnings to fund the operation of its business and does not anticipate paying dividends on the Common Stock in the foreseeable future.

The Company's Common Stock began trading publicly on August 27, 1996. The quarterly high and low sales prices of the Company's Common Stock for each full quarterly period in the last two fiscal years and the year to date as reported by the Nasdaq National Market are as follows:


   QUARTER ENDED                 COMMON STOCK
-------------------       -------------------------
                            HIGH              LOW
                          -------------------------
March 31, 1998             16 3/8           12 1/2
June 30, 1998              14 7/8            8 5/8
September 30, 1998         11 15/16          6
December 31, 1998          13 1/2            4 9/16

March 31, 1999             16 3/4           11 3/8
June 30, 1999              30 3/8           14 3/8
September 30, 1999         26 7/16          12 3/4
December 31, 1999          31 1/2           12 1/2

January 1, 2000 to
March 15, 2000             68 1/16          25 3/8


On March 15, 2000, the last sale price for the Common Stock was $54.00.

ITEM 6.  SELECTED FINANCIAL DATA

A summary of selected financial data as of and for the five years ended December 31, 1999 is set forth below:

                             SELECTED FINANCIAL DATA
                      (in thousands, except per share data)

                                                                        YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------------------------------
                                                1999         1998           1997           1996          1995
------------------------------------------ ------------ ------------- ---------------- ------------ ---------------
Statement of Operations Data:
------------------------------------------ ------------ ------------- ---------------- ------------ ---------------
     Contract revenue                         $ 6,903      $ 7,074          $ 1,713         $102           $  29
------------------------------------------ ------------ ------------- ---------------- ------------ ---------------
     Net loss available for common            (16,700)      (7,328)          (4,945)      (3,457)         (2,944)
     shareholders
------------------------------------------ ------------ ------------- ---------------- ------------ ---------------
     Basic and diluted net loss per share       (2.04)       (1.22)            (.85)        (.90)           (.63)
------------------------------------------ ------------ ------------- ---------------- ------------ ---------------
     Weighted average shares
       outstanding - basic and diluted          8,169        5,994            5,806        3,832           4,677
------------------------------------------ ------------ ------------- ---------------- ------------ ---------------
Balance Sheet Data:
------------------------------------------ ------------ ------------- ---------------- ------------ ---------------
     Cash, cash equivalents and              $ 32,167       $2,269          $ 8,841      $14,266           $  99
       investments available for
       sale
------------------------------------------ ------------ ------------- ---------------- ------------ ---------------
     Working capital                           32,802        1,358            8,441       13,321            (376)
------------------------------------------ ------------ ------------- ---------------- ------------ ---------------
     Total assets                              41,619        6,362           10,741       14,565             179
------------------------------------------ ------------ ------------- ---------------- ------------ ---------------
     Long term obligations                        836          282               92           --              --
------------------------------------------ ------------ ------------- ---------------- ------------ ---------------
     Total shareholders' equity
       (deficit)                               35,359        2,589            9,164       13,509            (365)
------------------------------------------ ------------ ------------- ---------------- ------------ ---------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company commenced operations in May 1993 to develop and commercialize technology for displaying images and information onto the retina of the eye. In 1993, the Company acquired an exclusive license to the Virtual Retinal Display technology from the University of Washington and entered into a research agreement with the University of Washington to further develop the VRD technology. The Company has continued to develop the VRD technology as part of its broader research and development efforts relating to the RSD technology.

Since the completion of its initial public offering in August 1996, the Company has established and equipped its own in-house laboratory for the continuing development of the RSD technology and has transferred the research and development work on the VRD technology from the HIT Lab to the Company. The Company has incurred substantial losses since its inception and expects to continue to incur significant operating losses over the next several years.

The Company currently has several prototype versions of the RSD including monochromatic and color portable units and a full color table-top model. The Company expects to continue funding prototype and demonstration versions of products incorporating the RSD technology at least throughout 2000. Future revenues, profits and cash flow and the Company's ability to achieve its strategic objectives as described herein will depend on a number of factors including acceptance of the RSD technology by various industries and OEMs, market acceptance of products incorporating the RSD technology and the technical performance of such products. See "Description of Business - Considerations Related to the Company's Business."

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

CONTRACT REVENUE. Contract revenue decreased by approximately $171,000 or 2% to $6.9 million in 1999 from $7.1 million in 1998. The decrease resulted from a lower level of development contract business in 1999 than that performed in 1998 on contracts entered into in both 1999 and 1998. Delays in booking development contracts and increases in certain development project budgets contributed to the decline in revenue.

During 1999, the Company went through a reorganization of its Research and Product Development Department to more directly focus its technical capabilities on product development and production. Because the Company recognizes revenue on a percentage of completion basis, the resulting loss of direct labor hours worked on development contracts resulted in lower revenue generation in 1999. Revenue in 1999 includes revenue for which precontract costs were recognized in 1998.

To date, substantially all of the Company's revenue has been generated from development contracts. The Company's customers have included both the United States government and commercial enterprises, which accounted for approximately 82% and 18%, respectively, of total revenue during 1999 and 83% and 17%, respectively, of total revenue during 1998. The Company expects its sources of revenue to fluctuate from year to year.

During 1999, the Company entered into several development contracts with both commercial and government entities for further development of the RSD technology for meeting specific customer applications.

In the commercial business area, the Company entered into a multi-year product development and licensing agreement with Carl Zeiss Inc. to develop a range of products in ophthalmic diagnostics and surgical visualization.

In the defense business area, the Company entered into a $4.2 million contract with the U.S. Army's Aircrew Integrated Systems Program Office to further advance the form and functional development of the helmet-mounted display. In March 1999, the Company entered into a $750,000 SBIR Phase II Contract with U.S. Army's Aviation Applied Technology Directorate (AATD) for the design of an advanced helmet-mounted display and imaging system to be used in the Virtual Cockpit Optimization Program (VCOP). In September 1999, the Company entered into a $1.5 million follow-on SBIR Phase III contract with the AATD to continue development of the VCOP advanced head-worn display.

COST OF REVENUE. Cost of revenue includes both the direct and indirect costs of performing on development contracts. Direct costs include labor, materials and other costs incurred directly in the performance of specific projects. Indirect costs include labor and other costs associated with operating the Research and Product Development Department and building the technical capabilities of the Company. The cost of revenue is determined both by the level of direct costs incurred on development contracts and by the level of indirect costs incurred in managing and building the technical capabilities and capacity of the Company. The cost of revenue can fluctuate substantially from period to period depending on the level of both the direct costs incurred in the performance of projects and the level of indirect costs incurred.

Cost of revenue decreased by approximately $1.5 million or 23% to $4.9 million in 1999 from $6.4 million in 1998. The decrease resulted from a decrease in the direct costs associated with the Company's performance on development contracts in 1999 from that in 1998. The lower level of expense in 1999 as compared to 1998 also resulted from a higher level of investment made by the Company in developing its technologies through work performed on its own internal research and development projects, resulted in greater overhead absorption by such research and development projects.

The Company expects that the cost of revenue on an absolute dollar basis will increase in the future. This increase likely will result from additional development contract work that the Company expects to perform and the commensurate growth in the Company's personnel and technical capacity required for performance on such contracts. The cost of facilities is expected to increase as a result of the Company's relocation of its headquarters to larger facilities in April 1999. See -- "Liquidity and Capital Resources." As a percentage of contract revenue, the Company expects the cost of revenue to decline over time as the Company realizes economies of scale associated with an anticipated higher level of development contract business and as the Company's expenditures incurred to increase its technical capabilities and capacity become less as a percentage of a higher level of revenues.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists of compensation and related support costs of employees and contractors engaged in internal research and development activities; payments made for laboratory operations, outside laboratory development and processing work; fees and expenses related to patent applications, prosecution and protection; and other expenses incurred in support of the Company's ongoing internal research and development activities. Included in research and development expenses are costs incurred in acquiring and maintaining licenses of technology from other companies and options or other rights to acquire or use intellectual property, either related to the Company's RSD technology or other technologies. To date, the Company has expensed all research and development costs.

Research and development expense increased by approximately $6.9 million or 210% to $10.2 million in 1999 from $3.3 million in 1998. The increase reflects continued implementation of the Company's operating plan, which calls for building its technical staff and supporting activities to further develop the Company's technology; establishing and equipping its own in-house laboratories; and developing intellectual property related to the Company's business. In May 1999, the Company entered into a $2.6 million one year development contract with Cree, Inc. (Cree) to accelerate development of semi-conductor light-emitting diodes and laser diodes for application in the Company's proposed display and imaging products. The increase in research and development costs includes costs associated with the work performed by Cree pursuant to the development agreement. In addition, during 1999, costs of $452,000 related to the acquisition of an exclusive license were expensed by the Company. See -- "Liquidity and Capital Resources" and -- "Note 8 of Notes to Financial Statements."

The Company believes that a substantial level of continuing research and development expense will be required to commercialize the RSD technology and to develop products incorporating the RSD technology. Accordingly, the Company anticipates that it will continue to commit substantial resources to research and development, including hiring additional technical and support personnel and expanding and equipping its in-house laboratories, and that these costs will continue to increase in future periods.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSE. Marketing, general and administrative expenses include compensation and support costs for the Company's sales, marketing, management and administrative staff and their related activities, and for other general and administrative costs, including legal and accounting costs, costs of consultants and professionals, and other expenses.

Marketing, general and administrative expenses increased by approximately $2.5 million or 52% to $7.4 million in 1999 from $4.9 million in 1998. The increase includes increased aggregate compensation and associated support costs for employees and contractors, including those employed at December 31, 1998 and those hired subsequent to that date, in sales and marketing and in management and administrative areas. The Company expects marketing, general and administrative expenses to increase substantially in future periods as the Company adds to its sales and marketing staff, makes additional investments in sales and marketing activities to support commercialization of its RSD technology and development of anticipated products, and as it increases the level of corporate and administrative activity.

INTEREST INCOME AND EXPENSE. Interest income increased by approximately $856,000 to $1.2 million in 1999 from $307,000 in 1998. This increase resulted from higher average cash and investment securities balances in 1999, as a result of the financing activities of the Company, from the average cash and investment securities balances in 1998.

Interest expense increased by approximately $91,000 or 111% to $172,000 in 1999 from $81,000 in 1998. This increase resulted from interest related to assignment of certain accounts receivable under the Company's accounts receivable assignment facility, to increased interest expense on capital lease obligations and to interest on long term debt entered into during 1999.

PREFERRED STOCK DIVIDENDS. The Company paid a cash dividend of $73,400 to the holder of its Series B Convertible Preferred Stock in connection with the redemption of its convertible preferred stock and issuance of Common Stock. In October 1999, the Company amended the option to purchase convertible preferred stock to extend the expiration date to June 30, 2000. This extension was accounted for as a preferred stock dividend with a fair market value $154,400. Additionally, during 1999, the Company recorded a charge of $1,754,000 attributable to the beneficial conversion feature of convertible preferred stock issued in 1999. See Note 7 of Notes to Financial Statements.

INCOME TAXES. No provision for income taxes has been recorded because the Company has experienced net losses from inception through December 31, 1999. At December 31, 1999, the Company had net operating loss carry-forwards of approximately $34.2 million for federal income tax reporting purposes. The net operating losses will expire beginning in 2005 if not previously utilized. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of the Company's shareholders during any three-year period would result in a limitation on the Company's ability to utilize its net operating loss carry-forwards. The Company has determined that such a change of ownership occurred during 1995 and that annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $761,000. An additional change of ownership occurred in 1996; however, the amount of the annual limitation is not material.

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

CONTRACT REVENUE. Contract revenue increased by approximately $5.4 million to $7. 1 million in 1998 from $1.7 million in 1997. The increase resulted from a higher level of development contract business in 1998 over that performed in 1997 on contracts entered into in both 1998 and 1997. The Company's customers include both the United States government and various commercial enterprises, representing approximately 83% and 17%, respectively, of total revenue during 1998, and 37% and 63%, respectively, of total revenue during 1997. The Company expects its sources of revenue to fluctuate from year to year. See Note 2 of Notes to the Financial Statements.

During 1998, the Company entered into several development contracts with both commercial and government entities for further development of the RSD technology directed toward meeting specific customer applications.

In the commercial business area in 1998, the Company entered into a contract with the Wallace-Kettering Neuroscience Institute to collaborate on the design and manufacture of an advanced head-wearable display for use in neurosurgery. The display, which will provide "see-through" readability using the Company's RSD technology, is designed to allow surgeons to conveniently view anatomical images and other information during surgery. Also during 1998, the Company and Saab AB, in collaboration with Ericsson Saab Avionics AB, agreed to extend and broaden the company's commercial development program to develop the next generation high-resolution, helmet-mounted display technology for use in advanced aircraft display systems. During 1998 the Company delivered its second helmet-mounted display to Saab AB and Ericsson Saab Avionics AB. The full-color, high-resolution system was designed to deliver unprecedented image fidelity for fighter pilots.

In the defense business area in 1998, the Company entered into a $1 million contract with the U.S. Army's Battle Command Battle Lab to build a head-worn display with the objective of replacing the desktop monitor at a workstation within its tactical operations center. The prototype will be a lightweight, dual eye (biocular) head-worn device with full color and high resolution. During 1998, the Company received a Phase II Small Business Innovation Research (SBIR) contract for the development of a high fidelity head-wearable display for use in flight simulators for training military pilots. The $1.1 million contract combines contributions from the Department of Defense, and Saab Ericsson Avionics, the Company's commercial partner, in the project. In June, the Company received a $583,000 Phase II SBIR from the U.S. Air Force to develop a wide field of view head-wearable display system using the Company's RSD technology. The display is designed to allow Command Control, Communications, Computers and Intelligence personnel to view large amounts of mission and situation critical data through a lightweight eyewear display system, resembling glasses. Also in 1998, the Company announced that it had entered into a contract to develop a lightweight, head-wearable display for the U.S. Navy. The RSD enabled display, which features daylight "see-through" readability, would be used on Navy vessels to provide enhanced user interface to complex on-board information systems.

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

Cost of revenue increased by approximately $4.6 million to $6.4 million in 1998 from $1.8 million in 1997. The increase includes increases in both the direct and indirect costs incurred in the performance of development contracts resulting from a higher level of development contract business as well as a higher level of expenses incurred for staff, and related support costs associated with building the Company's technical capabilities and capacity to perform on expected future development contracts. The higher level of expense in 1998 over 1997 also reflects a higher level of investment made by the Company in developing its technology through work performed on development contracts, in addition to costs incurred on its own internal research and development projects. See "--Research and Development Expense."

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

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists of compensation and related support costs of employees and contractors engaged in internal research and development activities; payments made for lab operations, outside development and processing work; payments made under the Research Agreement in 1997 and prior years; fees and expenses related to patent applications and patent prosecution; and other expenses incurred in support of the Company's on-going internal research and development activities. Included in research and development expenses are costs incurred in acquiring and maintaining licenses of technology from other companies, options or other rights to acquire or use intellectual property, either related to the Company's RSD technology or otherwise. To date, the Company has expensed all research and development costs. See Note 2 of Notes to the Financial Statements.

Research and development expenses increased by approximately $700,000 to $3.3 million in 1998 from $2.6 million in 1997. In 1997 the Company made payments totaling $962,500 to the University of Washington pursuant to the Research Agreement. With the final payment on the Research Agreement having been made in 1997, no such payments to the University of Washington were required or made in 1998. The balance of the expenses of approximately $3.3 million and $1.6 million in 1998 and 1997 respectively, were incurred directly by the Company to further develop the RSD technology and to build the Company's research and product development capabilities through the addition of staff and equipment and related supporting costs. In addition, during 1998, the Company acquired an exclusive license on patents and other intellectual property related to the design and manufacture of a microminiature silicon scanner using microelectromechanical technology. The costs and expenses related to this acquisition are included in research and development expense in 1998.

The increase in research and development expenses of approximately $700,000 in 1998 over 1997 reflects continued implementation of the Company's operating plan, which calls for building its technical staff and supporting activities to further develop the Company's technology; establishing and equipping its own laboratories; and developing or acquiring intellectual property related to the Company's business.

The Company believes that a substantial level of continuing research and development expense will be required to further commercialize the RSD technology and to develop products incorporating the RSD technology. Accordingly, the Company anticipates that it will continue to commit substantial resources to research and development, including hiring additional technical and support personnel, and that these costs will continue to increase in future periods.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSE. Marketing, general and administrative expenses include compensation and support costs for the Company's sales, marketing, management and administrative staff and their related activities, and for other general and administrative costs, including legal and accounting costs, costs of consultants and professionals and other expenses.

Marketing, general and administrative expenses increased by approximately $1.8 million to $4.9 million in 1998 from $3.1million in 1997. The increase includes increased aggregate compensation and associated support costs for employees and contractors, including those employed at December 31, 1997 and those hired subsequent to that date, in sales and marketing and in executive and administrative areas. The Company expects marketing, general and administrative expenses to increase substantially in future periods as the Company adds to its sales and marketing staff, makes additional investments in sales and marketing activities to support commercialization of its RSD technology and development of anticipated products and as it increases the level of corporate and administrative activity.

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

         LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date primarily through the sale of common stock and convertible preferred stock and, to a lesser extent, contract revenue. At December 31, 1999 the Company had $32.2 million in cash, cash equivalents and investment security balances.

Cash used in operating activities totaled approximately $16.6 million in 1999 compared to $6.1 million in 1998. Cash used in operating activities for each period resulted primarily from the net loss for the period.

Cash used in investing activities totaled approximately $32.1 million in 1999 compared to cash provided by investing activities of $3.1 million 1998. The increase in cash used in investing activities resulted primarily from increases in the purchase of investment securities and property and equipment.

The Company used cash for capital expenditures of approximately $2.1 million in 1999 compared to approximately $696,000 in 1998. Historically, capital expenditures have been used to make leasehold improvements to leased office space and to purchase computer hardware and software, laboratory equipment and furniture and fixtures to support the Company's growth. Capital expenditures are expected to continue to increase significantly as the Company expands its operations. The Company currently has no material commitments for capital expenditures.

Cash provided by financing activities totaled approximately $49.2 million in 1999 compared to $197,000 in 1998. The increase in cash provided by financing activities resulted primarily from increases in the net proceeds from the issuance of common and convertible preferred stock. See Note 7 of Notes to Financial Statement.

SUBSEQUENT EVENT. In March 2000, the Company obtained a commitment from Cree and General Electric Pension Trust to purchase in a private placement 500,000 shares of common stock for a total of $25.0 million. Terms of the transaction include a provision that could result in a one time issuance of up to 55,556 additional shares if the market price of the Company's common stock on the date of effectiveness of the registration statement is less than the market price of the common stock used in the initial sale

The Company's future expenditures and capital requirements will depend on numerous factors, including the progress of its research and development program, the progress in commercialization activities and arrangements, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments and the ability of the Company to establish cooperative development, joint venture and licensing arrangements. In order to maintain its exclusive rights under the Company's license agreement with the University of Washington, the Company is obligated to make royalty payments to the University of Washington with respect to the VRD technology. If the Company is successful in establishing OEM co-development and joint venture arrangements, the Company's expects its partners to fund certain non-recurring engineering costs for technology development and/or for product development. Nevertheless, the Company expects its cash requirements to increase significantly each year as it expands its activities and operations with the objective of commercializing the RSD technology and other technologies.

The Company believes that its cash, cash equivalent, and investment securities balances totaling $32.2 million, will satisfy its budgeted cash requirements for at least the next 12 months based on the Company's current operating plan. Actual expenses, however, may exceed the amounts budgeted therefor and the Company may require additional capital earlier to further the development of its technology, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. In addition, the Company's operating plan calls for the addition of sales, marketing, technical and other staff and the purchase of additional laboratory and production equipment. The operating plan also provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by the Company. There can be no assurance that additional financing will be available to the Company or that, if available, it will be available on terms acceptable to the Company on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, the Company may be required to limit its operations substantially. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can, directly or through arrangements with OEMs, introduce products incorporating the RSD technology and the market acceptance and competitive position of such products.

Year 2000

During the first eleven weeks of calendar 2000, the Company did not encounter any disruption to its business operations due to Year 2000 issues in its internal systems. The Company is continuing to monitor both its internal systems and transactions with customers and suppliers for any indication of Year 2000 related problems.

As of December 31, 1999, the incremental cost related to the Company's Year 2000 readiness programs with respect to internal IT and non-IT systems and third party providers was immaterial. With its Year 2000 readiness program essentially complete, the Company does not anticipate incurring any further costs. This estimate, however, does not include costs related to the potential failure of key suppliers to timely address or correct their Year 2000 issues, potential costs related to any customer or other product liability claims or the costs of internal software and hardware replaced in the ordinary course of business. All estimates are based on currently known circumstances and various assumptions regarding future events, and actual costs could differ materially from the estimates.

The Company believes that it has no obligation for any costs incurred by its customers to address Year 2000 issues. The Company has not received any notifications from customers of problems associated with Year 2000 in their systems.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company's cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates. As of December 31, 1999, all of the Company's cash equivalents and investment securities mature within one year. Accordingly, the Company believes that the market risk arising from its holdings of these financial instruments is immaterial. However, in the future the Company may invest in securities with maturities of more than one year, which may carry greater interest rate risk. Presently, all of the Company's development contract payments are made in U.S. dollars and, consequently, the Company believes it has no foreign currency exchange rate risk. However, in the future the Company may enter into development contracts in foreign currencies, which may subject the Company to foreign exchange rate risk. The Company does not have any derivative instruments and does not presently engage in hedging transactions.

ITEM 8.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                               PAGE
Report of Independent Accountants..............................................38

Balance Sheet as of December 31, 1999 and 1998.................................39

Statement of Operations for the years ended December 31, 1999, 1998 and 1997...40

Statement of Shareholders' Equity for the years ended
December 31, 1999, 1998 and 1997...............................................41

Statement of Comprehensive Loss for the years ended December 31, 1999,
1998 and 1997..................................................................43

Statement of Cash Flows for the years ended December 31, 1999,
1998 and 1997..................................................................44

Notes to Financial Statements  ................................................46


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
Microvision, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of shareholders' equity, of comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Microvision, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Seattle, Washington
March 20, 2000

MICROVISION, INC.
BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                           DECEMBER 31,
                                                                                     1999               1998
ASSETS
Current assets
    Cash and cash equivalents                                                       $ 2,798,000        $ 2,269,000
    Investment securities available-for-sale                                         29,369,400          -
    Accounts receivable, net of allowances of $60,000 and $24,000                     1,024,500          1,538,800
    Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                           2,000,400            758,500
    Current restricted investments                                                      650,000
    Other current assets                                                                847,700            282,800
                                                                              ------------------  -----------------

      Total current assets                                                           36,690,000          4,849,100

Long-term investment, at cost                                                           623,600          -
Property and equipment, net                                                           3,054,700          1,394,100
Restricted investments                                                                1,100,000
Other assets                                                                            150,700            119,000
                                                                              ------------------  -----------------

        Total assets                                                                $41,619,000        $ 6,362,200
                                                                              ==================  =================

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
     PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                                $ 1,453,100        $ 1,327,700
    Accrued liabilities                                                               2,000,100          1,028,100
    Allowance for estimated contract losses                                           -                    228,000
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                                                 167,000            771,500
    Current portion of capital lease obligations                                        220,800            136,100
    Current portion of long term debt                                                    46,900          -
                                                                              ------------------  -----------------

        Total current liabilities                                                     3,887,900          3,491,400

Capital lease obligations, net of current portion                                       279,400            281,800
Long term debt, net of current portion                                                  341,500          -
Deferred rent, net of current portion                                                   214,800          -
                                                                              ------------------  -----------------

        Total liabilities                                                             4,723,600          3,773,200
                                                                              ------------------  -----------------

Commitments and contingencies (Notes 8 and 9)

Mandatorily Redeemable Convertible Preferred Stock, no par
    value, 1,600 shares authorized; 1,600 and 0 issued
    and outstanding                                                                   1,536,000          -
                                                                              ------------------  -----------------

Shareholders' equity
    Common stock, no par value, 31,250,000 shares
      authorized; 10,140,733 and 6,064,626 shares issued
      and outstanding                                                                75,518,300         25,742,600
    Deferred compensation                                                              (213,100)          (238,700)
    Subscriptions receivable from related parties                                      (349,100)           (78,900)
    Accumulated other comprehensive loss                                                (60,600)         -
    Accumulated deficit                                                             (39,536,100)       (22,836,000)
                                                                              ------------------  -----------------

        Total shareholders' equity                                                   35,359,400          2,589,000
                                                                              ------------------  -----------------

        Liabilities, Mandatorily Redeemable Convertible
            Preferred Stock and Shareholders' Equity                                $41,619,000        $ 6,362,200
                                                                              ==================  =================

   The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.
STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         1999                1998                 1997
Contract revenue                                                         $ 6,902,700        $7,074,100        $ 1,712,700

Cost of revenue                                                            4,943,500         6,416,900          1,820,200
                                                                   ------------------  ----------------  -----------------

    Gross margin                                                           1,959,200           657,200           (107,500)
                                                                   ------------------  ----------------  -----------------

Research and development expense                                          10,232,700         3,305,600          2,593,900
Marketing, general and administrative expense                              7,435,500         4,904,600          3,077,500
                                                                   ------------------  ----------------  -----------------

    Total operating expenses                                              17,668,200         8,210,200          5,671,400
                                                                   ------------------  ----------------  -----------------

Loss from operations                                                     (15,709,000)       (7,553,000)        (5,778,900)
                                                                   ------------------  ----------------  -----------------

Other income                                                                                                      222,500
Interest income                                                            1,163,200           307,100            614,800
Interest expense                                                            (172,200)          (81,600)            (3,400)
                                                                   ------------------  ----------------  -----------------


Net loss                                                                 (14,718,000)       (7,327,500)        (4,945,000)

Less:   Preferred dividend                                                  (227,800)         -                 -
        Non-cash beneficial conversion feature
           of Series B Preferred Stock                                    (1,754,300)         -                 -
                                                                   ------------------  ----------------  -----------------

Net loss available for common shareholders                             $ (16,700,100)     $ (7,327,500)       $(4,945,000)
                                                                   ==================  ================  =================

Net loss per share available for common shareholders -
    basic and diluted                                                      $   (2.04)         $  (1.22)          $   (.85)
                                                                   ==================  ================  =================

Weighted-average shares outstanding - basic and diluted                    8,168,600         5,993,500          5,806,200
                                                                   ==================  ================  =================

  The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.
STATEMENT OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                         SUBSCRIPTIONS
                                                                                                           RECEIVABLE
                                             COMMON STOCK                               DEFERRED          FROM RELATED
                                                SHARES             AMOUNT             COMPENSATION          PARTIES
Balance at December 31, 1996                  5,778,776        $ 24,116,200          $  (43,600)             $   -

Issuance of stock to board
    members for services                          9,600              78,600             (78,600)
Exercise of warrants and options
    for common stock                            131,888             348,500
Issuance of options for services                                     37,200
Deferred compensation                                               785,000            (785,000)
Amortization of deferred compensation                                                   206,000
Other comprehensive income
Other                                                                 9,800
Net loss
                                         ---------------  ------------------  ------------------  -----------------
Balance at December 31, 1997                  5,920,264          25,375,300            (701,200)                 -

Issuance of stock to board
    members for services                         24,000             120,000            (120,000)
Exercise of warrants and options
    for common stock                            116,862             344,600                                (78,900)
Issuance of stock and options for services        3,500              34,700
Deferred compensation                                                 5,300              (5,300)
Forfeitures of options for common stock                            (137,300)            137,300
Amortization of deferred compensation                                                   450,500
Other comprehensive income
Net loss
                                         ---------------  ------------------  ------------------  -----------------
Balance at December 31, 1998                  6,064,626          25,742,600            (238,700)           (78,900)

                                           ACCUMULATED
                                              OTHER
                                          COMPREHENSIVE      ACCUMULATED     SHAREHOLDERS'
                                          (LOSS) INCOME        DEFICIT           EQUITY
Balance at December 31, 1996              $             -   $ (10,563,500)     $  13,509,100

Issuance of stock to board
    members for services                                                                   -
Exercise of warrants and options
    for common stock                                                                 348,500
Issuance of options for services                                                      37,200
Deferred compensation
Amortization of deferred compensation                                                206,000
Other comprehensive income                         (1,200)                            (1,200)
Other                                                                                  9,800
Net loss                                                       (4,945,000)        (4,945,000)
                                         -----------------  --------------  -----------------
Balance at December 31, 1997                       (1,200)    (15,508,500)         9,164,400

Issuance of stock to board
    members for services                                                                   -
Exercise of warrants and options
    for common stock                                                                 265,700
Issuance of stock and options for services                                            34,700
Deferred compensation                                                                      -
Forfeitures of options for common stock                                                    -
Amortization of deferred compensation                                                450,500
Other comprehensive income                          1,200                              1,200
Net loss                                                       (7,327,500)        (7,327,500)
                                         -----------------  --------------  -----------------
Balance at December 31, 1998                            -     (22,836,000)         2,589,000

  The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.
STATEMENT OF SHAREHOLDERS' EQUITY (CONTINUED)
--------------------------------------------------------------------------------

Issuance of stock to board
    members for services                          5,400             149,400            (149,400)
Exercise of warrants and options
    for common stock                          2,961,214          33,556,500                               (270,200)
Sales of common stock                           709,493           9,738,100
Beneficial conversion feature of
    mandatorily redeemable preferred
    stock, net of cost                                            1,754,300
Conversion of preferred stock                   400,000           4,334,000
Deferred compensation                                               197,000            (197,000)
Forfeitures of options for common stock                            (108,000)            108,000
Amortization of deferred compensation                                                   264,000
Dividend on preferred stock                                         154,400
Other comprehensive income
Net loss
                                         ---------------  ------------------  ------------------  -----------------
Balance at December 31, 1999                 10,140,733       $  75,518,300        $   (213,100)      $   (349,100)
                                         ===============  ==================  ==================  =================

Issuance of stock to board
    members for services
Exercise of warrants and options
    for common stock                                                               33,286,300
Sales of common stock                                                               9,738,100
Beneficial conversion feature of
    mandatorily redeemable preferred
    stock, net of cost                                          (1,754,300)
Conversion of preferred stock                                                       4,334,000
Deferred compensation
Forfeitures of options for common stock
Amortization of deferred compensation                                                 264,000
Dividend on preferred stock                                       (227,800)           (73,400)
Other comprehensive income                         (60,600)                           (60,600)
Net loss                                                       (14,718,000)       (14,718,000)
                                          -----------------  --------------  -----------------
Balance at December 31, 1999                  $    (60,600)   $(39,536,100)     $  35,359,400
                                          =================  ==============  =================

  The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.
STATEMENT OF COMPREHENSIVE LOSS
--------------------------------------------------------------------------------

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           1999               1998                1997
Net loss                                                              $ (14,718,000)       $(7,327,500)       $(4,945,000)

Other comprehensive income - unrealized (loss) gain
    on investment securities available-for-sale                             (60,600)             1,200             (1,200)
                                                                   -----------------   ----------------   ----------------

Comprehensive loss                                                    $ (14,778,600)       $(7,326,300)       $(4,946,200)
                                                                   =================   ================   ================


The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                             YEAR ENDED DECEMBER 31,
                                                                    1999              1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                      $(14,718,000)     $ (7,327,500)      $(4,945,000)
    Adjustments to reconcile net loss to net cash used
       in operations
      Depreciation and loss on disposal of equipment                   675,600           468,900           146,200
      Noncash expenses related to issuance of stock,
        warrants and options and amortization of
        deferred compensation                                          264,000           485,200           243,200
      Noncash deferred rent                                             49,200
      Allowance for estimated contract losses                         (228,000)          228,000                 -
    Change in
        Accounts receivable                                            514,300        (1,388,800)         (125,000)
        Costs and estimated earnings in excess of
           billings on uncompleted contracts                        (1,241,900)           85,300          (843,800)
        Current restricted investments                                (650,000)
        Other current assets                                          (564,900)         (169,700)          (26,600)
        Restricted investments                                      (1,100,000)
        Other assets                                                   (31,700)          (99,000)           10,200
        Accounts payable                                               125,400           559,500           379,600
        Accrued liabilities                                            972,000           312,200            48,300
        Billings in excess of costs and
         estimated earnings on uncompleted contracts                  (604,500)          771,500                 -
                                                               ----------------  ----------------  ----------------

           Net cash used in operating activities                   (16,538,500)       (6,074,400)       (5,112,900)
                                                               ----------------  ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Sales of investment securities                                  26,146,600         7,695,100                 -
    Purchases of investment securities                             (55,576,600)       (3,901,900)       (3,793,200)
    Purchase of long term investment                                  (623,600)
    Purchases of property and equipment                             (2,090,500)         (696,300)         (666,600)
                                                               ----------------  ----------------  ----------------

           Net cash provided by (used in)
             investing activities                                  (32,144,100)        3,096,900        (4,459,800)
                                                               ----------------  ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments under capital leases                           (163,400)          (68,400)           (2,200)
    Principal payments under long-term debt                            (31,600)         -                 -
    Increase in deferred rent                                          165,600
    Increase in long-term debt                                         420,000          -                 -
    Payment of preferred dividend                                      (73,400)         -                 -
    Net proceeds from issuance of common stock                      42,730,500           265,700           358,300
    Net proceeds from issuance of preferred stock                    6,163,900          -                 -
                                                               ----------------  ----------------  ----------------

           Net cash provided by financing activities                49,211,600           197,300           356,100
                                                               ----------------  ----------------  ----------------

Net increase (decrease) in cash and cash equivalents                   529,000        (2,780,200)       (9,216,600)

Cash and cash equivalents at beginning of year                       2,269,000         5,049,200        14,265,800
                                                               ----------------  ----------------  ----------------

Cash and cash equivalents at end of year                           $ 2,798,000        $2,269,000        $5,049,200
                                                               ================  ================  ================

  The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.
STATEMENT OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------

               SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                              $  172,200         $  81,600          $  3,400
                                                               ================  ================  ================

     SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Property and equipment acquired under capital leases                $  245,700         $ 394,000         $  94,500
                                                               ================  ================  ================

Beneficial conversion feature of Series B
    Preferred Stock                                                $ 1,754,300           $     -            $    -
                                                               ================  ================  ================

Non-cash dividend on Series B Preferred
    Stock                                                           $  154,400           $     -            $    -
                                                               ================  ================  ================

Conversion of preferred stock to common stock                      $ 4,334,000           $     -            $    -
                                                               ================  ================  ================

Exercise of stock options for subscriptions
    receivable                                                      $  270,200         $  78,900            $    -
                                                               ================  ================  ================

Deferred compensation for stock grants                              $  238,400         $ 125,300         $  78,600
                                                               ================  ================  ================

Unrealized (loss) gain on investment securities
    available-for -sale                                             $  (60,600)         $  1,200         $  (1,200)
                                                               ================  ================  ================

  The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1.       THE COMPANY

         Microvision, Inc. (the Company), a Washington corporation, was established to develop, manufacture and market Retinal Scanning Display
         (RSD) technology, which projects images directly onto the retina. The Company has entered into contracts with commercial and U.S. government customers to develop applications using the RSD technology. As part of these contracts, the Company has produced and delivered several demonstrator units. The Company is working to commercialize the RSD technology for potential defense, healthcare, industrial and consumer applications.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES
         The Company considers all investments that mature within 90 days of the date of purchase to be cash equivalents.

         Short-term investment securities are primarily debt securities. The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in other comprehensive income. Dividend and interest income are recognized when earned. Realized gains and losses are included in other income. The cost of securities sold is based on the specific identification method.

         RESTRICTED CASH
         The current portion of restricted investments represents investments available for sale held as collateral for a letter of credit issued to Cree, Inc. ("Cree") to secure payment on a development contract.

         The long-term portion of restricted investments represents investments available for sale pledged as collateral for letters of credit issued in connection with a lease agreement for the new corporate headquarters. Most of the balance is required to be maintained for the term of the lease.

         LONG TERM INVESTMENT
         In December 1999, the Company purchased 389,766 shares in Gemfire Corporation (Gemfire) a privately held corporation. Gemfire is a developer of components for display applications using diode lasers. The Company accounts for the investment in Gemfire using the cost method.

MICROVISION, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

         PROPERTY AND EQUIPMENT
         Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method. Leasehold improvements are depreciated over the shorter of their estimated useful life or the lease term.

         REVENUE RECOGNITION
         Revenue has primarily been generated from contracts for further development of the RSD technology and to produce prototypes for commercial enterprises and for the United States government. Revenue on such contracts is recorded using the percentage-of-completion method measured on a cost incurred basis.

         Losses, if any, are recognized in full as soon as identified. Changes in contract performance, contract conditions, and estimated profitability, including those arising from contract penalty provision, and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when their realization is assured.

         CONCENTRATION OF CREDIT RISK AND SALES TO MAJOR CUSTOMERS
         Financial instruments that potentially subject the Company to concentrations of credit risk are primarily, cash equivalents, investments, and accounts receivable. The Company typically does not require collateral from its customers. The Company has a cash investment policy that generally restricts investments to ensure preservation of principal and maintenance of liquidity.

         The Company's customers include the United States government and commercial enterprises, representing approximately 82% and 18%, respectively, of total revenue during 1999. These customers represented 83% and 17%, respectively, of total revenue during 1998 and 37% and 63% respectively of the total revenue during 1997. Three commercial enterprises represented 16%, 17% and 63% of total revenues during 1999, 1998 and 1997, respectively.

         INCOME TAXES
         The Company provides for income taxes under the principles of Statement of Financial Accounting Standards No. 109 (SFAS 109), which requires that provision be made for taxes currently due and for the expected future tax effects of temporary differences between book and tax bases of assets and liabilities and for loss and credit carry forwards.

         NET LOSS PER SHARE
         Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods. Net loss per share assuming dilution is calculated on the basis of the weighted-average number of common shares outstanding

MICROVISION, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

         and the dilutive effect of all potential common stock equivalents and convertible securities. Net loss per share assuming dilution for the years ended December 31, 1999, 1998 and 1997 is equal to basic net loss per share since the effect of common stock equivalents outstanding during the periods, including convertible preferred stock, options and warrants computed using the treasury stock method, is anti-dilutive.

         RESEARCH AND DEVELOPMENT
         Research and development costs are expensed as incurred.

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         The Company's financial instruments include cash and cash equivalents, investment securities, accounts receivable, accounts payable, accrued liabilities, long-term debt, and capital lease obligations. Except for capital leases and long-term debt, the carrying amounts of financial instruments approximates fair value due to their short maturities. The carrying amount of capital leases and long-term debt at December 31, 1999 and 1998 was not materially different from the fair value based on rates available for similar types of arrangements.

         LONG-LIVED ASSETS
         The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows and recognizes impairment of the carrying value of long-lived assets, if any, based on the fair value of such assets.

         STOCK-BASED COMPENSATION
         The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18.

MICROVISION, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

         NEW ACCOUNTING PRONOUNCEMENTS
         In June 1998, The Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the impact of the adoption of SFAS No. 133 is not currently expected to have a material impact on financial position, results of operations or cash flows. The Company will be required to implement SFAS No. 133 in the first quarter of fiscal 2001.

         In December 1999 the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin No. 101 ("SAB 101"). This pronouncement summarizes certain of the SEC's views on applying generally accepted accounting principles to revenue recognition. The Company is required to adopt SAB 101 for the year ending December 31, 2000 and does not expect the adoption of SAB 101 to have a material impact on its results of operations, financial position or cash flows.

3.       INVESTMENTS AVAILABLE FOR SALE

         The following table summarizes the composition of the Company's available sale investments, which includes current and noncurrent restricted investments of $650,000 and 1,100,000 respectively at December 31, 1999.

                                                                           DECEMBER 31, 1999
                                                                   ----------------------------------
                                                                      AMORTIZED         AGGREGATE
                                                                     COST BASIS        FAIR VALUE
U.S. government agency debt securities                                $ 22,591,600      $ 22,526,900
U.S. corporate debt securities                                           8,588,400         8,592,500
                                                                   ----------------  ----------------

                                                                      $ 31,180,000      $ 31,119,400
                                                                   ================  ================

MICROVISION, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

4.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                                                 DECEMBER 31,
                                                                             1999              1998
Payroll and payroll taxes                                                $ 435,000         $ 258,400
License                                                                    452,000          -
Professional fees                                                          425,500           140,200
Bonus reserve                                                              185,200           410,000
Compensated absences                                                       158,200           115,400
Other                                                                      344,200           104,100
                                                                   ----------------  ----------------

                                                                        $2,000,100        $1,028,100
                                                                   ================  ================


5.       PROPERTY AND EQUIPMENT, NET

         Property and equipment consist of the following:

                                                                             DECEMBER 31,
                                                                        1999              1998
Office furniture and equipment                                           $ 654,100         $ 283,000
Computer hardware and software                                           1,151,000           766,400
Lab equipment                                                            1,273,900           897,100
Leasehold improvements                                                   1,292,100            88,400
                                                                   ----------------  ----------------

                                                                         4,371,100         2,034,900

LESS:  Accumulated depreciation                                         (1,316,400)         (640,800)
                                                                   ----------------  ----------------

                                                                        $3,054,700        $1,394,100
                                                                   ================  ================


6.       REVENUE AND RECEIVABLES

         Cost and estimated earnings in excess of billings on uncompleted contracts comprises amounts of revenue recognized on contracts that the Company has not yet billed to a customer because the amounts were not contractually billable at December 31, 1999 and 1998.

         In 1998, the Company established a non-recourse receivables purchasing facility (the "Facility") with a financial institution. The Facility allowed the Company to assign accounts receivable to the financial institution on a non-recourse basis for cash up to a maximum amount of $2,500,000. The Facility, which carried an administration fee and an interest discount, expired on September 24, 1999. As of December 31, 1998, approximately

MICROVISION, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

         $696,800 of receivables were assigned under the Facility and were recorded by the Company as a reduction of trade accounts receivable. During 1999 and 1998, the Company recorded fees and interest expense of $63,500 and $44,900 respectively under the Facility.

7.       SHAREHOLDERS' EQUITY

         PREFERRED STOCK
         In January 1999, the Company raised $5,000,000 (before issuance costs) from the sale of 5,000 shares of Series B-1 convertible preferred stock to a private investor in a private placement. The preferred stock was immediately convertible into common stock at a rate of $12.50 in preferred stock per common share and carried a cumulative dividend of 4% per annum, payable in cash or additional convertible preferred stock at the election of the Company. The investor also acquired an option to purchase an additional 1,600 shares of Series B-2 convertible preferred stock at an exercise price of $16.00 per share with a six-month maturity and an option to purchase an additional 1,920 shares of Series B-3 convertible preferred stock at an exercise price of $19.20 per share with a nine-month maturity from the closing date of the transaction.

         In May 1999, the Company redeemed the Series B-1 convertible preferred stock and issued 400,000 shares of Common Stock. In addition, the Company paid a cash dividend of $73,400 to the investor at the time of the redemption.

         In July 1999, the investor exercised the option to purchase 1,600 shares of Series B-2 Convertible Preferred Stock for $1,600,000 (before issuance costs). The preferred stock is immediately convertible at a rate of $16.00 of preferred stock per common share. Unless converted sooner at the election of the investor, the convertible preferred stock will automatically convert into 100,000 shares of common stock at the end of its five-year term. The Series B-2 Convertible Preferred Stock is subject to mandatory redemption at the election of the preferred shareholder upon certain liquidation events (as defined). The convertible preferred stock carries a cumulative dividend of 4% per annum, payable in cash or additional convertible preferred stock at the election of the Company. Due to the mandatory redemption feature noted above, the carrying value of the Series B-2 convertible preferred stock is classified as temporary equity.

         The conversion prices of the Series B-1 and Series B-2 convertible preferred stock were less than the closing prices of the Company's common stock on the dates of commitment to purchase the preferred stock. This beneficial conversion feature was valued at $1,754,000. This "discount" is treated as a preferred stock dividend and recorded to accumulated deficit over the period between the date of sale and the date on which the preferred stock first becomes convertible. Because the preferred stock was immediately convertible, the entire value of the beneficial conversion feature was recorded as a dividend in 1999.

         In October 1999, the Company amended the option to purchase 1,920 shares of the Series B-3 Convertible preferred stock to extend of the expiration date of the

MICROVISION, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

         option to June 30, 2000. In consideration of the extension, the holder waived the right to receive dividends on the outstanding Series B-2 convertible preferred stock. The terms of the option were also amended to an option to purchase 100,000 shares of common stock at a conversion price of $19.20. The amendment was accounted for a preferred stock dividend with a fair market value of $154,400.

         COMMON STOCK
         In April 1999, the Company raised $6,000,000 (before issuance costs) from the sale of 440,893 shares of common stock to a private investor in a private placement. The investor also acquired two warrants to purchase additional common stock, one with a five-year term and the other with a one-year term.

         In May 1999, the Company raised $4,500,000 (before issuance costs) from the sale of 268,600 shares of common stock to Cree in a private placement. Concurrently with the sale of the stock, the Company entered into a one year $2.6 million development contract with Cree to accelerate development of semi-conductor light-emitting diodes and laser diodes for application with the Company's proposed display and imaging products. The agreement calls for payment of the $2.6 million cost of the project in four equal quarterly payments, the first of which was made concurrently with the signing of the agreement. The Company has pledged investments of $650,000 as of December 31, 1999 as security for a letter of credit, which will be used to fund the remaining payment under the agreement.

         WARRANTS
         In June 1999, the Company received $1,078,900 (before issuance costs) from the exercise of 49,950 warrants to purchase units, consisting of one share of common stock and one warrant to purchase common stock, and from the exercise of the underlying common stock purchase warrants, which resulted in the issuance by the Company of a total of 99,900 shares of common stock.

         In July 1999, the Company raised $27.0 million from the exercise of 2,253,430 publicly traded redeemable common stock purchase warrants and issuance of 2,253,430 shares of common stock. The remaining 20,496 warrants were redeemed for $5,100 in accordance with the terms of the Warrant Agreement. The Company has delisted the warrants from trading on the Nasdaq National Market.

         In December 1999, the Company raised $1.9 million from the exercise of 87,887 warrants to purchase units consisting of one share of common stock and one warrant to purchase common stock and from the exercise of the underlying common stock purchase warrants, which resulted in the issuance by the Company of a total of 175,774 shares of common stock.

MICROVISION, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

         The following summarizes activity with respect to warrants during the three years ended December 31, 1999:

                                                                                           EXERCISE
                                                                        SHARES               PRICE
Outstanding at December 31, 1996                                         2,830,363      $ 4.80-12.00

Exercised                                                                 (140,625)        4.80-6.40
                                                                   ----------------

Outstanding at December 31, 1997                                         2,689,738        4.80-12.00

Granted                                                                     17,676             12.00
Exercised                                                                  (31,684)        8.00-9.60
Canceled/expired                                                           (69,566)        8.00-9.60
                                                                   ----------------

Outstanding at December 31, 1998                                         2,606,164        4.80-12.00

Granted                                                                    652,688        8.00-20.32
Exercised                                                               (2,533,428)       4.80-12.00
Canceled/expired                                                           (21,734)       8.00-12.00

Outstanding at December 31, 1999                                           703,690        4.80-20.32
                                                                   ================

Exercisable at December 31, 1999                                           692,621      $ 4.80-20.32
                                                                   ================

         OPTIONS
         During 1993, the Company adopted the 1993 Stock Option Plan (the 1993
         Plan), which provides for granting incentive stock options (ISOs) and nonqualified options (NSOs) to employees, directors, officers, and certain nonemployees of the Company as determined by the Board of Directors, or its designated committee (Plan Administrator), for the purchase of up to a total of 228,938 shares of the Company's authorized but unissued common stock. The date of grant, option price, vesting period and other terms specific to options granted under such plan were determined by the Plan Administrator. In September 1995, an additional 625,000 shares were reserved for issuance under the 1993 Plan. The Company expects to terminate the 1993 Plan effective immediately following the issuance of the shares of common stock subject to the outstanding grants thereunder.

         During 1994, the Company adopted the 1994 Combined Incentive and Nonqualified Stock Option Plan (the 1994 Plan), which provides for the granting of ISOs and NSOs to employees, directors, officers, and certain nonemployees of the Company as determined by the Plan Administrator for the purchase of common shares not to exceed a total of 435,000 of the Company's authorized but unissued shares of common stock. The date of grant, option price, vesting terms and other terms specific to options granted under such plan were determined by the Plan Administrator. The 1994 Plan was terminated in 1999 following the final issuance of the shares of common stock for outstanding grants.

         During 1996, the Company adopted the 1996 Stock Option Plan (the 1996
         Plan) and the 1996 Independent Director Stock Plan (the Independent Directors Plan). The 1996 Plan,

MICROVISION, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

         as amended, provides for granting ISOs and NSOs to employees, officers and agents of the Company as determined by the Plan Administrator, for the purchase of up to 3,000,000 shares of the Company's authorized but unissued common stock. The terms and conditions of any options granted, including date of grant, the exercise price and vesting period are to be determined by the Plan Administrator. The Independent Directors Plan provides for granting up to a total of 75,000 shares of common stock to nonemployee directors of the Company.

         Stock options issued under the 1993 Plan vest over three years and expire five years after the date of vesting. Stock options issued under the 1996 Plan vest over three to four years and typically expire after ten years. Stock issued under the Independent Director Plan vests upon the earlier of the day prior to the next regular Annual Shareholders Meeting, or one year.

         In 1999 and 1998, the three officers of the Company exercised a total of 57,750 and 43,000 stock options respectively in exchange for full recourse notes totaling $270,200 and $78,900 respectively. These notes bear interest at 4.64% to 6.20% per annum. Each note is payable in full upon the earliest of (1) a fixed date ranging from January 31, 2001 to December 31, 2004 depending on the option; (2) the sale of all of the shares acquired with the note; or (3) within 90 days of the officer's termination of employment. Each note is also payable on a pro rata basis upon the partial sale of shares acquired with the note. The notes are included in shareholders' equity on the balance sheet.

MICROVISION, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The following table summarizes activity with respect to options for the three years ended December 31, 1999:

                                                                                            WEIGHTED-
                                                                                             AVERAGE
                                                                                             EXERCISE
                                                                       SHARES                  PRICE
Outstanding at December 31, 1996                                           979,366           $   4.88

Granted:
    Exercise price greater than fair value                                 791,526              17.72
    Exercise price equal to fair value                                     161,800              14.66
    Exercise price less than fair value                                    176,250               9.77
Exercised                                                                  (40,795)              6.09
Forfeited                                                                  (84,680)              8.10
                                                                   ----------------

Outstanding at December 31, 1997                                         1,983,467              11.07

Granted:
    Exercise price greater than fair value                                 474,043              18.88
    Exercise price equal to fair value                                      96,575              11.91
    Exercise price less than fair value                                      5,000               7.88
Exercised                                                                  (85,178)              4.05
Forfeited                                                                 (108,756)             14.65
                                                                   ----------------

Outstanding at December 31, 1998                                         2,365,151              12.75


Granted:
    Exercise price greater than fair value                                 326,444              25.90
    Exercise price equal to fair value                                     380,123              21.33
Exercised                                                                 (431,274)              7.45
Forfeited                                                                 (178,755)             17.90
                                                                   ----------------

Outstanding at December 31, 1999                                         2,461,689              16.38
                                                                   ================


The following table summarizes information about the weighted-average fair value of options granted:



                                                                    YEAR ENDED DECEMBER 31,
                                                              1999           1998            1997

Exercise price greater than fair value                          $ 9.31           $4.71          $4.61
Exercise price equal to fair value                               14.88            6.70           7.56
Exercise price less than fair value                                 --            5.28           9.03

MICROVISION, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                         OPTIONS OUTSTANDING                              OPTIONS EXERCIABLE
                    -----------------------------------------------  -----------------------------
                                        WEIGHTED-
                         NUMBER          AVERAGE       WEIGHTED-         NUMBER        WEIGHTED-
    RANGE OF         OUTSTANDING AT     REMAINING       AVERAGE      EXERCISABLE AT     AVERAGE
    EXERCISE          DECEMBER 31,      CONTRACTUAL    EXERCISE       DECEMBER 31,     EXERCISE
     PRICES               1999            LIFE           PRICE            1999           PRICE
     $0.80                    70,814      1.09               $0.80           70,814         $0.80
  $3.20-$4.80                185,977      2.52               $3.27          185,977         $3.27
  $5.25-$7.50                370,126      4.07               $6.70          364,457         $6.69
  $8.00-$12.00               216,879      6.11               $9.59          130,424         $9.09
 $12.13-$18.18               532,092      7.75              $15.64          356,592        $15.48
 $18.21-$26.74               743,362      8.47              $22.32           80,849        $21.05
 $27.11-$40.54               338,814      8.66              $29.55
 $40.79-$50.68                 3,625      9.50              $46.43
                    -----------------                                ---------------

                           2,461,689                                      1,189,113
                    =================                                ===============

         Deferred compensation of $5,300 and $785,000 was recorded during 1998 and 1997 respectively for stock options granted to employees at an exercise prices below fair market value.

MICROVISION, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

         Had compensation cost for the Plans been determined based upon the fair value at the grant date for awards under the Plans consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                            1999               1998               1997
Net loss available for
    common shareholders         As reported               $ (16,700,100)      $(7,327,500)       $(4,945,000)
                                                      ==================  ================   ================

                                Pro forma                 $ (20,236,000)     $(10,689,200)       $(5,961,500)
                                                      ==================  ================   ================

Pro forma loss per share        As reported                   $   (2.04)        $   (1.22)          $   (.85)
                                                      ==================  ================   ================

                                Pro forma                     $   (2.48)        $   (1.78)         $   (1.03)
                                                      ==================  ================   ================

         The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of zero percent for all years; expected volatility of 83%, 60%, and 60% for all years; risk-free interest rates of 5.50%, 5.11%, and 6.09%; assumed forfeiture rate of 5% for all years; and expected lives 5 years, 5 years and 4 years.

8.       COMMITMENTS AND CONTINGENCIES

         AGREEMENTS WITH UNIVERSITY OF WASHINGTON
         In October 1993, the Company entered into a Research Agreement and an Exclusive License Agreement (License Agreement) with the University of Washington (UW). The License Agreement grants the Company the rights to certain intellectual property, including the technology being developed under the Research Agreement, whereby the Company has an exclusive, royalty-bearing license to make, use and sell or sublicense the licensed technology. In consideration for the license, the Company agreed to pay a one-time nonrefundable license issue fee of $5,133,500. Payments under the Research Agreement were credited to the license fee. In addition to the nonrefundable fee, which has been paid in full, the Company is required to pay certain ongoing royalties. In 1999, 1998 and 1997 these royalties were not material.

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

MICROVISION, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

         Beginning in 2000, the Company is required to pay UW a nonrefundable license maintenance fee of $10,000 per quarter, to be credited against royalties due.

         In March 1994, the Company entered into an Exclusive License Agreement (HALO Agreement) with UW. The HALO Agreement grants the Company the right to receive certain technical information relating to HALO Display technology and an exclusive right to market the technical information for the purpose of commercial exploitation to unaffiliated entities. Under the agreement, the Company is obligated to pay to UW $75,000 and 31,250 common shares upon filing of the first patent and $100,000 and 62,500 common shares upon issuance of the first patent application. In 1999, the UW filed a patent application under the HALO Agreement. An obligation of $452,000 based on the value of the common stock was recorded as an accrued liability and an expense in 1999. A patent has not yet been issued.

         LITIGATION
         The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. Management believes that the outcome of any such lawsuits would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

9        LEASE COMMITMENTS AND DEBT

         The Company leases its office space and certain equipment under noncancelable capital and operating leases with initial or remaining terms in excess of one year. The Company entered into a new facility lease that commenced in April 1999. This lease includes an extension provision and rent escalation provisions over the term of the lease. Rent expense is recognized on a straight-line basis over the lease term.

         The Company entered into a loan agreement with the lessor of the Company's new corporate headquarters to finance $420,000 in tenant improvements. The loan carries a fixed interest rate of 10% and is repayable over the term of the lease and is secured by a letter of credit.

MICROVISION, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

         Future minimum rental commitments under capital and operating leases for years ending December 31 are as follows:

                                                                       CAPITAL          OPERATING
                                                                       LEASES            LEASES
             2000                                                        $ 274,500        $1,197,100
             2001                                                          190,700         1,129,900
             2002                                                           95,400         1,490,000
             2003                                                           26,700         1,708,000
             2004                                                            7,500         1,903,100
             Thereafter                                                                    2,478,200
                                                                   ----------------  ----------------

             Total minimum lease payments                                  594,800        $9,906,300
                                                                                     ================

             LESS:  Amount representing interest                           (94,600)
                                                                   ----------------

             Present value of capital lease obligations                    500,200

             LESS:  Current portion                                       (220,800)
                                                                   ----------------

             Long-term obligation at December 31, 1999                   $ 279,400
                                                                   ================

         The capital leases are collateralized by the related assets financed and by security deposits held by the lessors under the lease agreements. The cost and accumulated depreciation of equipment under capital leases was $245,700 and $208,300, respectively, at December 31, 1999, and $506,100 and $82,600 respectively, at December 31, 1998.

         Rent expense was $1,007,700, $294,000 and $147,100 for 1999, 1998 and
         1997, respectively.

10.      INCOME TAXES
         A provision for income taxes has not been recorded for 1999, 1998 or 1997 due to taxable losses incurred during such periods. A valuation allowance has been recorded for deferred tax assets because realization is primarily dependent on generating sufficient taxable income prior to expiration of net operating loss carry-forwards.

         At December 31, 1999, the Company has net operating loss carry-forwards of approximately $34.2 million for federal income tax reporting purposes. The net operating losses will expire beginning in 2005 if not previously utilized. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carry-forwards. The Company has determined that such a change occurred during 1995 and the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $761,000. An additional change occurred in 1996; however, the amount of the annual limitation is not material.

MICROVISION, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Deferred tax assets are summarized as follows:

                                                                               DECEMBER 31,
                                                                          1999              1998
Net operating loss carry-forward                                      $ 11,637,000        $6,081,000
Capitalized research and development                                     1,173,800         1,287,000
Expenses related to issuance of equity instruments                         341,700           801,000
Other                                                                      231,500            98,000
                                                                   ----------------  ----------------

                                                                        13,384,000         8,267,000
LESS:  Valuation allowance                                             (13,384,000)       (8,267,000)
                                                                   ----------------  ----------------

Deferred tax assets                                                        $     -           $     -
                                                                   ================  ================



         The difference between the zero provisions for income taxes in 1999, 1998 and 1997 and the expected amounts determined by applying the federal statutory rate to losses before income taxes results primarily from increases in the valuation allowance.

         Certain net operating losses arise from the deductibility for tax purposes of compensation under nonqualified stock options equal to the difference between the fair value of the stock on the date of exercise and the exercise price of the options. For financial reporting purposes, the tax effect of this deduction when recognized will be accounted for as a credit to shareholders' equity.

11.      RETIREMENT SAVINGS PLAN

         On January 1, 1998 the Company established a retirement savings plan (the Plan) that qualifies under Internal Revenue Code Section 401(k). The plan covers all qualified employees. Contributions to this plan by the Company are made at the discretion of the Board of Directors. The Company did not contribute to the Plan in 1999 or 1998.

         In February 2000, the Board of Directors approved a plan amendment to match 50% of employee contributions to the Plan up to 6% of the employee's compensation, starting on April 1, 2000.

12.      SUBSEQUENT EVENT (UNAUDITED)

         In March 2000, the Company obtained a commitment from two investors to purchase in a private placement 500,000 shares of common stock for a total of $25.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants in accounting or financial disclosure matters during the Company's fiscal years ended December 31, 1999 and 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF
         THE REGISTRANT

Information regarding directors and executive officers is incorporated by reference to the section entitled "Election of Directors" in the Microvision, Inc., definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the next Annual Meeting of Shareholders to be held on June 22, 2000 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)       Documents filed as part of the report:

(1)      Financial Statements

           Balance Sheet as of December 31, 1999 and 1998

           Statement of Operations for the years ended December 31, 1999, 1998 and 1997

           Statement of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

           Statement of Comprehensive Loss for the years ended December 31, 1999, 1998 and 1997

           Statement of Cash Flows for the years ended December 31, 1999, 1998 and 1997

(2)      Financial Statement Schedules

           None.

(3)      Exhibits

3.1 Amended and Restated Articles of Incorporation of Microvision, Inc., as filed on August 14, 1996 with the Secretary of State of the State of Washington(1)
3.1.1 Articles of Amendment of Articles of Incorporation Containing the Statement of Rights and Preferences of the Series B Convertible Preferred Stock of Microvision, Inc., dated January 13, 1999(2)
3.2      Amended and Restated Bylaws of Microvision, Inc.(3)
4.1      Form of specimen certificate for Common Stock(1)
4.3      Form of specimen certificate for the Series B-2 Stock(5)
4.4      Form of specimen certificate for the Series B-3 Stock(5)
4.5 Microvision, Inc. Series 1 Stock Purchase Warrant, dated April 1, 1999 issued to Capital Ventures International(6)
4.6 Microvision, Inc. Series 2 Stock Purchase Warrant, dated April 1, 1999 issued to Capital Ventures International(6)
10.1 Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993(1)
10.2 Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993(1)+
10.3 Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993(1)+
10.4 Employment Agreement between Microvision, Inc., and Richard F. Rutkowski, effective October 1, 1997(5)
10.5 Employment Agreement between Microvision, Inc., and Stephen R. Willey, effective October 1, 1998(6)
10.6     1993 Stock Option Plan(1)
10.7     1996 Stock Option Plan, as amended(4)
10.8     1996 Independent Director Stock Plan, as amended(5)
10.9 Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994(1)
10.10    Form of Executive Stock Loan Agreement(3)
10.11 Employment Agreement between Microvision, Inc., and Richard A. Raisig, effective October 1, 1997(5)
10.12 Lease between S/I Northcreek II, LLC and Microvision, Inc., dated October 27, 1998(5)
10.12.1 Lease Amendment No. 1 to Lease between S/I Northcreek II, LLC and Microvision Inc., dated July 12, 1999
10.12.2 Lease Amendment No. 2 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated February 14, 2000
10.13 Series B Convertible Preferred Stock Purchase Agreement, dated as of January 14, 1999, between Microvision, Inc. and Margaret Elardi(5)
10.13.1 First Amendment to Series B Convertible Preferred Stock Purchase Agreement, dated October 14, 1999
23       Consent of PricewaterhouseCoopers LLP
27       Financial Data Schedule
-----------------------------

(1) Incorporated by reference to the Company's Form SB-2 Registration Statement, Registration No. 333-5276-LA.
(2) Incorporated by reference to the Company's Current Report on Form 8-K filed on January 28, 1999.
(3) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended June 30, 1998.
(4) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended September 30, 1998.
(5) Incorporated by reference to the Company's Annual Report on form 10-K for the year ended December 31, 1997, Registration No. 0-21221.
(6) Incorporated by reference to the Company's Annual Report on form 10-K for the year ended December 31, 1998.

+        Subject to confidential treatment.

(b)      REPORTS ON FORM 8-K.

Microvision filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MICROVISION, INC.

Date: March 28, 2000                By   RICHARD F. RUTKOWSKI
                                         ---------------------------------------
                                         Richard F. Rutkowski
                                         President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 28, 2000.

SIGNATURE                              TITLE

RICHARD F. RUTKOWSKI         Chief Executive Officer, President and Director
-----------------------      (Principal Executive Officer)
Richard F. Rutkowski

STEPHEN R. WILLEY            Executive Vice President and Director
-----------------------
Stephen R. Willey

RICHARD A. RAISIG            Chief Financial Officer and Vice President,
-----------------------      Operations and Director (Principal Financial
Richard A. Raisig            Officer)

JEFF WILSON                  Chief Accounting Officer
-----------------------      (Principal Accounting Officer)
Jeff Wilson

JACOB BROUWER                Director
-----------------------
Jacob Brouwer

RICHARD A. COWELL            Director
-----------------------
Richard A. Cowell

MARGARET ELARDI              Director
-----------------------
Margaret Elardi

WALTER J. LACK               Director
-----------------------
Walter J. Lack

WILLIAM A. OWENS             Director
-----------------------
William A. Owens

ROBERT A. RATLIFFE           Director
-----------------------
Robert A. Ratliffe

DENNIS J. REIMER             Director
-----------------------
DENNIS J. REIMER

                                  EXHIBIT INDEX

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

3.1 Amended and Restated Articles of Incorporation of Microvision, Inc., as filed on August 14, 1996 with the Secretary of State of the State of Washington(1)
3.1.1 Articles of Amendment of Articles of Incorporation Containing the Statement of Rights and Preferences of the Series B Convertible Preferred Stock of Microvision, Inc., dated January 13, 1999(6)
3.2      Amended and Restated Bylaws of Microvision, Inc.(3)
4.1      Form of specimen certificate for Common Stock(1)
4.3      Form of specimen certificate for the Series B-2 Stock(5)
4.4      Form of specimen certificate for the Series B-3 Stock(5)
4.5 Microvision, Inc. Series 1 Stock Purchase Warrant, dated April 1, 1999 issued to Capital Ventures International(6)
4.6 Microvision, Inc. Series 2 Stock Purchase Warrant, dated April 1, 1999 issued to Capital Ventures International(6)
10.1 Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993(1)
10.2 Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993(1)+
10.3 Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993(1)+
10.4 Employment Agreement between Microvision, Inc., and Richard F. Rutkowski, effective October 1, 1997(5)
10.5 Employment Agreement between Microvision, Inc., and Stephen R. Willey, effective October 1, 1998(6)
10.6     1993 Stock Option Plan(1)
10.7     1996 Stock Option Plan, as amended(4)
10.8     1996 Independent Director Stock Plan, as amended(5)
10.9 Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994(1)
10.10    Form of Executive Stock Loan Agreement(3)

10.11 Employment Agreement between Microvision, Inc., and Richard A. Raisig, effective October 1, 1997(5)
10.12 Lease between S/I Northcreek II, LLC and Microvision, Inc., dated October 27, 1998(5)
10.12.1 Lease Amendment No. 1 to Lease between S/I Northcreek II, LLC and Microvision Inc., dated July 12, 1999
10.12.2 Lease Amendment No. 2 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated February 14, 2000
10.13 Series B Convertible Preferred Stock Purchase Agreement, dated as of January 14, 1999, between Microvision, Inc. and Margaret Elardi(5)
10.13.1  First Amendment to Series B Convertible Preferred Stock Purchase
         Agreement
23       Consent of PricewaterhouseCoopers LLP
27       Financial Data Schedule
-----------------------------
(1) Incorporated by reference to the Company's Form SB-2 Registration Statement, Registration No. 333-5276-LA.
(2) Incorporated by reference to the Company's Current Report on Form 8-K filed on January 28, 1999.
(3) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended June 30, 1998.
(4) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended September 30, 1998.
(5) Incorporated by reference to the Company's Annual Report on form 10-K for the year ended December 31, 1997, Registration No. 0-21221.
(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
+        Subject to confidential treatment.