Form 10-Q
period 2000-03-31
MICROVISION INC
filed 2000-05-15
CIK 65770

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                  For the quarterly period ended March 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of May 2, 2000, 11,588,575 shares of the Company's common stock, no par value, were outstanding.

                                     PART I
                              FINANCIAL INFORMATION

                                                                           PAGE

Item 1 - Financial Statements

          Balance Sheet at March 31, 2000 and December 31, 1999                3

          Statement of Operations for the three months ended                   4
          March 31, 2000 and 1999

          Statement of Cash Flows for the three months ended                   5
          March 31, 2000 and 1999

          Statement of Comprehensive Loss for the three months                 7
          months ended March 31, 2000 and 1999

          Notes to Financial Statements                                        8

Item 2 - Management's Discussion and Analysis of Financial Condition           9
          and Results of Operations

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk          15

                                     PART II
                                OTHER INFORMATION

Item 1 -  Legal Proceedings                                                   16

Item 2 -  Changes in Securities and Use of Proceeds                           16

Item 3 -  Defaults Upon Senior Securities                                     16

Item 4 -  Submission of Matters to a Vote of Security Holders                 16

Item 5 -  Other Information                                                   16

Item 6 -  Exhibits and Reports on Form 8-K                                    16

                                MICROVISION, INC.

                                  BALANCE SHEET


                                                       March 31,     December 31,
                                                        2000            1999
                                                     ------------    ------------
                                                     (unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                         $  3,730,200    $  2,798,000
   Investment securities available-for-sale            26,715,200      29,369,400
   Accounts receivable, net                             1,720,600       1,024,500
   Costs and estimated earnings in excess of
      billings on uncompleted contracts                 1,021,800       2,000,400
   Restricted cash                                           --           650,000
   Other current assets                                   780,500         847,700
                                                     ------------    ------------
      Total current assets                             33,968,300      36,690,000

Long-term investment, at cost                             623,600         623,600
Property and equipment, net                             3,192,300       3,054,700
Restricted cash                                         1,000,000       1,100,000
Other assets                                              124,600         150,700
                                                     ------------    ------------
     Total assets                                    $ 38,908,800    $ 41,619,000
                                                     ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                  $    942,700    $  1,453,100
   Accrued liabilities                                  1,959,000       2,000,100
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                   202,000         167,000
   Current portion of capital lease obligations           236,100         220,800
   Current portion of long-term debt                       48,100          46,900
                                                     ------------    ------------
        Total current liabilities                       3,387,900       3,887,900

Capital lease obligations, net of current portion         245,700         279,400
Long-term debt, net of current portion                    329,000         341,500
Deferred rent, net of current portion                     229,800         214,800
                                                     ------------    ------------
        Total liabilities                               4,192,400       4,723,600
                                                     ------------    ------------

Commitments and contingencies                                --              --

Mandatorily redeemable convertible preferred stock           --         1,536,000
                                                     ------------    ------------

Shareholders' Equity
    Common stock                                       80,208,100      75,518,300
    Deferred compensation                                (241,600)       (213,100)
    Subscriptions receivable from related parties        (577,200)       (349,100)
    Accumulated other comprehensive loss                  (63,600)        (60,600)
    Accumulated deficit                               (44,609,300)    (39,536,100)
                                                     ------------    ------------
      Total shareholders' equity                       34,716,400      35,359,400
                                                     ------------    ------------
      Total liabilities and shareholders' equity     $ 38,908,800    $ 41,619,000
                                                     ============    ============


   The accompanying notes are an integral part of these financial statements.

                                MICROVISION, INC.

                             STATEMENT OF OPERATIONS


                                                Three Months Ended March 31,
                                               ----------------------------
                                                  2000              1999
                                               ------------    ------------
                                                       (unaudited)
Contract revenue                               $  2,109,500    $  2,301,600

Cost of revenue                                   1,467,500       1,709,600
                                               ------------    ------------
   Gross margin                                     642,000         592,000
                                               ------------    ------------

Research and development
   expense                                        3,599,400         881,800
Marketing, general and
   administrative expense                         2,490,900       1,721,700
                                               ------------    ------------
        Total expenses                            6,090,300       2,603,500
                                               ------------    ------------

Loss from operations                             (5,448,300)     (2,011,500)

Interest income                                     451,900          46,400
Interest expense                                    (76,800)        (36,900)
                                               ------------    ------------

Net loss                                         (5,073,200)     (2,002,000)

Less:  Non-cash beneficial conversion
         feature of Series B Preferred Stock           --        (1,148,000)
                                               ------------    ------------

Net loss available for common
   shareholders                                $ (5,073,200)   $ (3,150,000)
                                               ============    ============

Net loss per share available for common
   shareholders - basic and diluted            $      (0.48)   $      (0.51)
                                               ============    ============

Weighted-average shares outstanding -
   basic and diluted                             10,469,200       6,119,000
                                               ============    ============



   The accompanying notes are an integral part of these financial statements.

                                MICROVISION, INC.

                             STATEMENT OF CASH FLOWS


                                                                 Three Months Ended March 31,
                                                                    2000           1999
                                                                 -----------    -----------
                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $(5,073,200)   $(2,002,000)
   Adjustments to net cash used in operations:
       Depreciation                                                  241,000        125,400
       Non-cash expenses related to issuance of stock,
          warrants and options and deferred compensation             153,800         82,200
       Non-cash deferred rent                                         15,000           --
       Allowance for estimated contract losses                          --          132,000
        Changes in:
            Accounts receivable                                     (696,100)     1,250,200
            Costs and estimated earnings in excess of billings
                on uncompleted contracts                             978,600       (376,400)
            Restricted cash                                          650,000           --
            Other current assets                                      67,200        (87,500)
            Other assets                                             126,100     (1,051,900)
            Accounts payable                                        (510,400)      (339,500)
            Accrued liabilities                                      335,900          8,900
            Billings in excess of costs and estimated earnings
                on uncompleted contracts                              35,000       (256,400)
                                                                 -----------    -----------
                Net cash used in operating activities             (3,677,100)    (2,515,000)
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Sales of investment securities                               7,999,400      4,715,000
      Purchases of investment securities                          (5,348,200)    (5,215,000)
      Purchases of property and equipment                           (345,900)      (551,700)
                                                                 -----------    -----------
         Net cash provided by (used in) investing activities       2,305,300     (1,051,700)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments under capital leases                         (51,100)       (31,900)
     Principal payments under long term debt                         (11,300)          --
     Payments received on subscriptions receivable                    56,500           --
     Net proceeds from issuance of common stock                    2,309,900        506,100
     Net proceeds from issuance of preferred stock                      --        4,770,000
                                                                 -----------    -----------
        Net cash provided by financing activities                  2,304,000      5,244,200
                                                                 -----------    -----------

Net increase in cash and cash equivalents                            932,200      1,677,500
Cash and cash equivalents at beginning of period                   2,798,000      2,269,000
                                                                 -----------    -----------

Cash and cash equivalents at end of period                       $ 3,730,200    $ 3,946,500
                                                                 ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                MICROVISION, INC.


                                                                 Three Months Ended March 31,
                                                                    2000           1999
                                                                 -----------    -----------
                                                                         (unaudited)

                   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest                                               $    76,800    $   36,900
                                                                     ===========    ==========

          SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


Property and equipment acquired under capital leases                 $    32,700    $     --
                                                                     ===========    ==========
Beneficial conversion feature of Series B Preferred Stock            $      --      $1,148,000
                                                                     ===========    ==========
Conversion of preferred stock to common stock                        $ 1,536,000    $     --
                                                                     ===========    ==========
Issuance of common stock under license agreement                     $   377,000    $     --
                                                                     ===========    ==========
Exercise of stock options for subscriptions receivable               $   284,600    $  165,600
                                                                     ===========    ==========
Deferred compensation for stock grants                               $   182,300    $    9,200
                                                                     ===========    ==========
Unrealized gain (loss) in investment securities available-for-sale   $    (3,000)   $    7,000
                                                                     ===========    ==========


   The accompanying notes are an integral part of these financial statements.

                                MICROVISION, INC.

                         STATEMENT OF COMPREHENSIVE LOSS


                                         Three Months Ended March 31,
                                         ---------------------------
                                             2000          1999
                                             ----          ----
                                                 (unaudited)
Net loss                                 $(5,073,200)   $(2,002,000)
Other comprehensive income:
  Unrealized (loss) gain on investment
    securities available-for-sale             (3,000)         7,000
                                         -----------    -----------
            Comprehensive loss           $(5,076,200)   $(1,995,000)
                                         ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                MICROVISION, INC.
                          Notes to Financial Statements
                                 March 31, 2000

Management's Statement

The Balance Sheet as of March 31, 2000 and Statements of Operations, of Cash Flows and of Comprehensive Income and Loss for the three-month periods ended March 31, 2000 and March 31, 1999 have been prepared by Microvision, Inc. (the Company) and have not been audited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and all periods presented, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Net Loss Per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods. Net loss per share assuming dilution is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potential common stock equivalents and convertible securities. Net loss per share assuming dilution for the periods ended March 31, 2000 and March 31, 1999 is equal to basic net loss per share since the effect of common stock equivalents outstanding during the periods, including convertible preferred stock, options and warrants computed using the treasury stock method, is anti-dilutive.

The components of basic and diluted earnings per share were as follows:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               2000           1999
Numerator:
Net loss available for common shareholders                 $ (5,073,200)  $(3,150,000)
Denominator:
Basic and diluted weighted-average common
  shares outstanding                                         10,469,200     6,119,000
                                                           ------------   -----------
Basic and diluted net loss per share                       $       (.48)  $      (.51)
                                                           ===========    ===========

Shareholders' Equity

In March 2000, the Company redeemed 1,600 shares of Series B-2 mandatorily redeemable convertible preferred stock and issued 100,000 shares of common stock to the holder thereof.

Subsequent Events

In March 2000, the Company received a commitment from Cree, Inc. and General Electric Pension Trust to purchase an aggregate of 500,000 shares of common stock for $25.0 million. The sale was completed and the shares were issued in April, 2000.

In April 2000, a private investor exercised a warrant to purchase 418,848 shares of common stock at a price of $17.91. Total proceeds from the sale were $7.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information set forth in this report in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3 "Quantitative and Qualitative Disclosure about Market Risk" includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act for 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by that section. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Certain factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in Item 1 "Description of Business-Considerations Related to the Company's Business" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Overview

The Company began operations in May 1993 to develop and commercialize technology for displaying images and information onto the retina of the eye. Retinal Scanning Display technology creates a high resolution, full motion image by scanning a low power beam of colored light to "paint" rows of pixels on the viewer's eye. In certain applications, the image appears in the viewer's field of vision as if the viewer were only an arm's length away from a high quality video screen. The Retinal Scanning Display technology can also be used to superimpose an image on the viewer's field of vision, enabling the viewer to see data or images in the context of his or her natural surroundings. In each case, a high resolution, bright image is created.

In 1993, the Company acquired an exclusive license to the Virtual Retinal Display, a specific type of Retinal Scanning Display, from the University of Washington and entered into a research agreement with the University of Washington to further develop the Virtual Retinal Display technology. Since completing its initial public offering in August 1996, the Company has established and equipped an in-house laboratory and transferred the research and development relating to the Virtual Retinal Display from the University of Washington to its in-house laboratory. The Company has continued to develop the Virtual Retinal Display technology as part of its broader research and development efforts relating to the Retinal Scanning Display technology.

The Company currently has several prototype versions of the Retinal Scanning Displays, including monochromatic and color portable units and a full color tabletop model. The Company expects to continue funding prototype and demonstration versions of products incorporating its technology through at least 2000.

In conjunction with developing the Retinal Scanning Display technology the Company is developing components that can be integrated into different product offerings. The Company has currently defined the following key product offerings for further development:

-    High Performance - High fidelity displays for use in general simulation avionics, medical and entertainment applications.
-    Compact Products - Lightweight, see-through, wearable systems for hands free applications in the industrial, medical, and
                        defense markets.
-    Microdisplay -     Highly miniaturized display systems to be incorporated
                        in OEM products including cellular telephones, personal
                        digital assistants, and digital camcorders/cameras.
-    Projection -       Fixed systems to replace current desktop computer
                        monitors or rear projector systems.
-    Image Capture -    Systems to capture data such as bar code readers,
                        scientific images and surgical cameras.

During the three months ended March 31, 2000 the Company sold additional engineering prototype units of its first commercial Retinal Scanning Display product. The Company plans to introduce a production version of the Retinal Scanning Display in 2001. Sales of production version Retinal Scanning Displays may not occur however, until substantially later, if at all.

Future revenues, profits and cash flow and the achievement of the Company's strategic objectives will depend on a number of factors, including but not limited to the following:

- Acceptance of the Retinal Scanning Display technology by various industries and OEMs,
- Market acceptance of products using the Retinal Scanning Display technology, and
-    The technical performance of the Company's products.

The Company has incurred substantial losses since beginning operations and our operating losses may increase in the future.

Plan of Operation

The Company intends to continue entering into strategic relationships with systems integrators and equipment manufacturers to pursue the development of commercial products incorporating the Retinal Scanning Display technology.

The Company also plans to continue to pursue, obtain and perform on development contracts. The Company expects that such contracts will further development of the Retinal Scanning Display technology and lead to commercial products. The Company also plans to invest funds for ongoing innovation and improvements to the Retinal Scanning Display technology. These innovations and improvements include developing component technology, building additional prototypes, and designing components and products for manufacturability. The Company has established, staffed, and equipped in-house laboratories to support work on development contracts as the well as product and technology development. The Company intends to continue hiring qualified sales, marketing, technical and other personnel and to continue investing in laboratory facilities and equipment to achieve development and production objectives.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO
THREE MONTHS ENDED MARCH 31, 1999

CONTRACT REVENUE. Contract revenue in the three months ended March 31, 2000 decreased by approximately $200,000 or 8% to $2.1 million from $2.3 million in the same period in 1999. The decrease resulted from a smaller amount of revenue from development contracts recognized in the three months ended March 31, 2000 than in the same period in the prior year. Revenue in both the three months ended March 31, 2000 and 1999, includes revenue for which precontract costs were recognized in the prior quarters. The Company's customers have included both the United States government and commercial enterprises.

COST OF REVENUE. Cost of revenue includes both the direct and indirect costs of performing on development contracts. These costs include additional staff and related support costs associated with building the Company's technical capabilities and capacity to perform on development contracts the Company expects to enter into in the future.

Cost of revenue in the three months ended March 31, 2000 decreased by $200,000 or 14% to $1.5 million from $1.7 million in the same period in 1999. The decrease is attributable to a lower research and development overhead cost allocation to cost of revenue in the three months ended March 31, 2000 than in the same period in 1999. Research and development overhead is allocated based on relative direct labor cost incurred in cost of revenue and research and development expense.

The Company expects that the cost of revenue, on an absolute basis, will increase in the future. This increase likely will result from additional development contract work that the Company expects to perform. As a percentage of contract revenue, the Company expects the cost of revenue to decline over time as the Company realizes economies of scale associated with higher levels of development contract business.

RESEARCH AND DEVELOPMENT EXPENSE.  Research and development expense consists of:

- Compensation related costs of employees and contractors engaged in internal research and product development activities,
-    Laboratory operations, outside development and processing work,
- Fees and expenses related to patent applications, prosecution and protection, and
-    Other operating expenses.

Included in research and development expenses are costs incurred in acquiring and maintaining licenses of technology from other companies. The Company has expensed all research and development costs.

Research and development expense in the three months ended March 31, 2000 increased by $2.7 million or 308% to $3.6 million from $900,000 in the same period in 1999. The increase reflects continued implementation of the Company's operating plan, which calls for building technical staff and supporting activities, establishing and equipping in-house laboratories, and developing and maintaining intellectual property.

The Company believes that a substantial level of continuing research and development expense will be required to develop commercial products using the Retinal Scanning Display technology. Accordingly, the Company anticipates that a high level of research and development spending will continue. These expenses will include the following:

-    Hiring additional technical and support personnel,
-    Expanding and equipping in-house laboratories,
-    Acquiring rights to additional technologies, and
-    Subcontracting development work with development partners.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSE. Marketing, general and administrative expenses include compensation and support costs for sales, marketing, management and administrative staff, and for other general and administrative costs, including legal and accounting, consultants, and other operating expenses.

Marketing, general and administrative expenses in the three months ended March 31, 2000 increased by $800,000 or 45% to $2.5 million from $1.7 million in the same period in 1999. The increase includes increased compensation and support costs for employees and contractors. The Company expects marketing, general and administrative expenses to increase substantially in future periods as the
Company:

-    Adds to its sales and marketing staff,
-    Makes additional investments in sales and marketing activities and
-    Increases the level of corporate and administrative activity.

INTEREST INCOME AND EXPENSE. Interest income in the three months ended March 31, 2000 increased by $406,000 or 874% to $452,000 from $46,000 in the same period in 1999. This increase resulted from higher average cash and investment securities balances in the three months ended March 31, 2000 than the average cash and investment securities balances in the same period of the prior year.

Interest expense in the three months ended March 31, 2000 increased by $39,900 or 108% to $76,800 from $36,900 in the same period in 1999. This increase resulted from interest related to new long-term debt incurred for leasehold improvements in a new facility and additional capital leases.

Liquidity and Capital Resources

The Company has funded operations to date primarily through the sales of common stock, convertible preferred stock and, to a lesser extent, contract revenue. At March 31, 2000, the Company had $30.4 million in cash, cash equivalents and investment securities balances.

Cash used in operating activities totaled $3.7 million during the three months ended March 31, 2000 compared to $2.5 million in the same period in 1999. Cash used in operating activities for each period resulted primarily from the net loss for the period.

Cash provided by investing activities totaled $2.3 million during the three months ended March 31, 2000, compared to cash used in investing activities of $1.1 million in the same period of 1999. The increase in cash provided by investing activities resulted primarily from the timing of maturities in the investment portfolio. The Company balances the maturity dates of the investment portfolio to its expected cash requirements.

The Company used $350,000 cash for capital expenditures during the three months ended March 31, 2000 compared to $550,000 for the same period in 1999. Historically, capital expenditures have been used to make leasehold improvements to leased office space and to purchase computer hardware and software, laboratory equipment and furniture and fixtures to support growth. The Company expects capital expenditures to continue to increase significantly as the Company continues to expand operations. The Company currently has no material commitments for capital expenditures.

Cash provided by financing activities totaled $2.3 million during the three months ended March 31, 2000, compared to $5.2 million in the same period in 1999. Cash provided by financing activities during the three months ended March 31, 2000, resulted primarily from the exercise of stock options under the employee stock option plans.

Future operating expenditures and capital requirements will depend on numerous factors, including the following:

-    The progress of research and development programs,
-    The progress in commercialization activities and arrangements,
- The cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights,
-    Competing technological and market developments, and
- The Company's ability to establish cooperative development, joint venture and licensing arrangements.

In order to maintain exclusive rights under the license agreement with the University of Washington, the Company is obligated to make royalty payments to the University of Washington. If the Company is successful in establishing OEM co-development and joint venture arrangements, the Company expects that its partners will fund a portion of non-recurring engineering costs for product development. Nevertheless, the Company expects cash requirements to increase significantly each year as the Company expands its activities and operations to take products to market.

The Company believes that its cash, cash equivalents and investment securities balances at March 31, 2000 will satisfy its budgeted cash requirements for at least the next 12 months (based on the current operating plan). Actual expenses, however, may be higher than predicted and the Company may require additional capital earlier. The Company may require additional capital to:

-    Accelerate the development of Retinal Scanning Display technology,
-    Respond to competitive pressures, or
-    Meet unanticipated development difficulties.

The Company's operating plan calls for the addition of technical and business staff and the purchase of additional computer and laboratory equipment. The operating plan also provides for the development of strategic relationships with systems and equipment manufacturers. There can be no assurance that additional financing will be available to us or that, if available, it will be available on acceptable terms on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, the Company may be required to reduce operations significantly. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can, directly or through arrangements with OEMs, introduce products incorporating the Retinal Scanning Display technology and the market acceptance and competitive position of such products.

SUBSEQUENT EVENTS

In March 2000, the Company received a commitment from Cree Inc. and General Electric Pension Trust to purchase an aggregate of 500,000 shares of common stock for $25.0 million. The sale was completed and the shares were issued in April, 2000.

In April 2000, a private investor exercised a warrant to purchase 418,848 shares of common stock at a price of $17.91. Total proceeds from the sale were $7.5 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Most of the Company's cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates. As of March 31, 2000, approximately $26.8 million or 86% of the Company's total investment portfolio matures within one year. The Company's portfolio consists of only high-grade government agency securities and commercial paper. Accordingly, the Company believes that its interest rate risk is immaterial. In addition, substantially all of the Company's development contract payments are made in U.S. dollars and, consequently, the Company believes its foreign currency exchange rate risk is immaterial. The Company does not have any derivative instruments and does not engage in hedging transactions.

                                     Part II

                                OTHER INFORMATION

Items 1 through 5 of Part II are inapplicable and have been omitted from this report.

Item 6. Exhibits and Reports on Form 8-K

     a.)  EXHIBITS

     4.1 Common Stock Purchase Warrant, dated as of April 1, 1999, issued to Josephthal & Co., Inc.(1)

     10.1 Microvision, Inc., Independent Stock Option Plan(2)

     10.2 Microvision, Inc., 1996 Stock Option Plan, as amended(2)

     27.  Financial Data Schedule

-------------------------------------------------------------------------------
(1) Incorporated by reference to Registration Statement on Form S-3, Registration No. 333-33612.

(2) Incorporated by reference to the Company's definitive proxy Statement, filed with the Securities and Exchange Commission on April 28, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MICROVISION, INC.

Date:  May 9, 2000            RICHARD F. RUTKOWSKI
                              --------------------------------------------
                              Richard F. Rutkowski
                              President, Chief Executive Officer
                              (Principal Executive Officer)


Date: May 9, 2000             JEFF WILSON
                              ------------------------------------
                              Jeff Wilson
                              Chief Accounting Officer
                              (Principal Accounting Officer)

                                  EXHIBIT INDEX

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commssion and are incorporated by reference as indicated below.

Exhibit Number      Description
--------------      -----------
4.1                 Common Stock Purchase Warrant, dated as of April 1, 1999,
                    issued to Josephthal & Co., Inc.(1)

10.1                Microvision, Inc., Independent Stock Option Plan(2)

10.2                Microvision, Inc., 1996 Stock Option Plan, as amended(2)

27.                 Financial Data Schedule

-------------------------------------------------------------------------------
(1) Incorporated by reference to Registration Statement on Form S-3, Registration No. 333-33612.

(2) Incorporated by reference to the Company's definitive proxy Statement, filed with the Securities and Exchange Commission on April 28, 2000.