Form 10-Q
period 2000-06-30
MICROVISION INC
filed 2000-08-14
CIK 65770

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                  For the quarterly period ended June 30, 2000

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
(State or Other Jurisdiction of Incorporation     (I.R.S. Employer Identification No.)
            or organization)


            19910 North Creek Parkway, Bothell, Washington 98011-3008
                    (Address of Principal Executive Offices)

         Issuer's telephone number, including area code: (425) 415-6847

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of July 24, 2000, 11,827,443 shares of the Company's common stock, no par value, were outstanding.

                                     PART I
                              FINANCIAL INFORMATION


                                                                                               Page
                                                                                               ----

Item 1 - Financial Statements

          Consolidated Balance Sheet at June 30, 2000 and December 31, 1999                      3

          Consolidated Statement of Operations for the three and six months ended
          June 30, 2000 and 1999                                                                 4

          Consolidated Statement of Comprehensive Loss for the three months and six
          months ended June 30, 2000 and 1999                                                    5

          Consolidated Statement of Cash Flows for the six months ended
          June 30, 2000 and 1999                                                                 6

          Notes to Consolidated Financial Statements                                             8

Item 2 - Management's Discussion and Analysis of Financial Condition                            10
          and Results of Operations

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk                            26

                                     PART II
                                OTHER INFORMATION

Item 2 -  Changes in Securities and Use of Proceeds                                             27

Item 4 - Submission of Matters to a Vote of Security Holders                                    28

Item 6 -  Exhibits and Reports on Form 8-K                                                      30


                                MICROVISION, INC.

                           CONSOLIDATED BALANCE SHEET


                                                                                   JUNE 30,               DECEMBER 31,
                                                                                     2000                    1999
                                                                                     ----                    ----
                                                                                  (unaudited)

ASSETS
Current Assets
   Cash and cash equivalents                                                      $   13,277,200            $  2,798,000
   Investment securities available-for-sale                                           41,116,900              29,369,400
   Accounts receivable, net of allowances of $78,000 and $60,000                         886,800               1,024,500
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                              860,000               2,000,400
   Current restricted investments                                                      3,375,000                 650,000
   Other current assets                                                                1,790,000                 847,700
                                                                                  --------------           --------------
      Total current assets                                                            61,305,900              36,690,000

Long-term investment, at cost                                                            623,600                 623,600
Property and equipment, net                                                            3,798,300               3,054,700
Restricted investments                                                                   951,000               1,100,000
Other assets                                                                             101,400                 150,700
                                                                                  --------------           -------------
     Total assets                                                                 $   66,780,200           $  41,619,000
                                                                              ===================      ==================


LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                                                 $    820,500           $   1,453,100
   Accrued liabilities                                                                 2,286,300               2,000,100
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                                                  177,000                 167,000
   Current portion of capital lease obligations                                          326,600                 220,800
   Current portion of long-term debt                                                      49,300                  46,900
                                                                                  --------------           --------------
        Total current liabilities                                                      3,659,700               3,887,900

Capital lease obligations, net of current portion                                        293,000                 279,400
Long-term debt, net of current portion                                                   316,200                 341,500
Deferred rent, net of current portion                                                    233,900                 214,800
                                                                                  --------------           --------------
        Total liabilities                                                              4,502,800               4,723,600
                                                                                  --------------           --------------

Commitments and contingencies                                                                 -                       -

Mandatorily redeemable convertible preferred stock, no par value, 1,600 shares
   authorized; 0 and 1,600 issued and outstanding                                             -               1,536,000
                                                                                  --------------           --------------

Shareholders' Equity
    Common stock, no par value, 31,250,000 shares authorized;
       11,785,568 and 10,140,733 shares issued and outstanding                      115,954,100              75,518,300
    Deferred compensation                                                            (1,415,500)               (213,100)
    Subscriptions receivable from related parties                                      (689,200)               (349,100)
    Accumulated other comprehensive loss                                                (30,300)                (60,600)
    Accumulated deficit                                                             (51,541,700)            (39,536,100)
                                                                                  --------------           --------------
      Total shareholders' equity                                                     62,277,400              35,359,400
                                                                                  --------------           --------------
      Liabilities, mandatorily redeemable convertible preferred
         stock and shareholders' equity                                           $  66,780,200           $  41,619,000
                                                                              ===================      ==================


   The accompanying notes are an integral part of these financial statements.

                                MICROVISION, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                       THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------               -------------------------
                                                         2000                1999                 2000                1999
                                                         ----                ----                 ----                ----
                                                                (unaudited)                              (unaudited)

Contract revenue                                     $   1,176,000       $   1,392,900          $  3,285,500        $  3,694,500

Cost of revenue                                            883,900           1,539,500             2,351,400           3,249,100
                                                   ----------------     ---------------      ----------------      --------------
   Gross margin                                            292,100            (146,600)              934,100             445,400
                                                   ----------------     ---------------      ----------------      --------------

Research and development
   expense                                               4,524,900           2,590,900             8,124,300           3,472,700
Marketing, general and
   administrative expense                                3,512,100           2,513,700             6,003,000           4,235,400
                                                   ----------------     ---------------      ----------------      --------------
        Total operating expenses                         8,037,000           5,104,600            14,127,300           7,708,100
                                                   ----------------     ---------------      ----------------      --------------

Loss from operations                                    (7,744,900)         (5,251,200)          (13,193,200)         (7,262,700)

Interest income                                            843,800             142,500             1,295,700             188,900
Interest expense                                           (31,300)            (70,000)             (108,100)           (106,900)
                                                   ----------------     ---------------      ----------------      --------------

Net loss                                                (6,932,400)         (5,178,700)          (12,005,600)         (7,180,700)

Less:  Preferred dividend                                         -            (73,400)                     -            (73,400)
       Noncash beneficial conversion
          feature of Series B Preferred Stock                     -                   -                     -         (1,148,000)
                                                   ----------------     ---------------      ----------------      --------------

Net loss available for common
   shareholders                                      $  (6,932,400)      $  (5,252,100)       $  (12,005,600)      $  (8,402,100)
                                                   =================   =================    ==================  =================

Net loss per share available for common
   shareholders - basic and diluted                  $       (0.60)      $       (0.74)       $        (1.09)      $       (1.27)
                                                   =================   =================    ==================  =================

Weighted-average shares outstanding -
   basic and diluted                                    11,530,800           7,073,800            11,000,000           6,596,400
                                                   =================   =================    ==================  =================



   The accompanying notes are an integral part of these financial statements.

                                MICROVISION, INC.

                  CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS


                                                  THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------               -------------------------
                                                  2000                 1999                 2000                  1999
                                                  ----                 ----                 ----                  ----
                                                         (unaudited)                                (unaudited)

 Net loss                                      $  (6,932,400)      $  (5,178,700)       $   (12,005,600)        $  (7,180,700)
 Other comprehensive income -
    Unrealized gain on investment
      securities available-for-sale                   33,300              21,300                 30,300                28,300
                                            ------------------   -----------------    -------------------    ------------------
 Comprehensive loss                            $  (6,899,100)      $  (5,157,400)       $   (11,975,300)        $  (7,152,400)
                                            ==================   =================    ===================    ==================




   The accompanying notes are an integral part of these financial statements.

                                                   MICROVISION, INC.

                                          CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                      -------------------------
                                                                                    2000                      1999
                                                                                    ----                      ----
                                                                                              (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                    $    (12,005,600)           $  (7,180,700)
   Adjustments to reconcile net loss to
       net cash used in operations
       Depreciation                                                                     515,800                  277,100
       Noncash expenses related to issuance of stock, warrants,
          options and amortization of deferred compensation                             669,600                  126,900
       Noncash deferred rent                                                             19,100                        -
        Changes in:
            Accounts receivable                                                         137,700                   89,100
            Costs and estimated earnings in excess of billings
                on uncompleted contracts                                              1,140,400                 (528,900)
            Current restricted investments                                           (2,725,000)              (1,950,000)
            Other current assets                                                       (942,300)                (158,000)
            Restricted investments                                                      149,000               (1,100,000)
            Other assets                                                                 49,300                   11,400
            Accounts payable                                                           (632,600)                 170,300
            Accrued liabilities                                                         663,200                1,319,500
            Reserve for project costs                                                         -                  457,000
            Billings in excess of costs and estimated earnings
                on uncompleted contracts                                                 10,000                 (505,300)
                                                                                ---------------          ---------------
                Net cash used in operating activities                               (12,951,400)              (8,971,600)
                                                                                ---------------          ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Sales of investment securities                                                 40,560,000               21,144,100
      Purchases of investment securities                                            (52,277,200)             (23,393,100)
      Purchases of property and equipment                                            (1,013,900)              (1,453,700)
                                                                                ---------------          ---------------
         Net cash used in investing activities                                      (12,731,100)              (3,702,700)
                                                                                ---------------          ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments under capital leases                                           (126,100)                 (66,600)
     Principal payments under long-term debt                                            (22,900)                  (9,800)
     Increase in long term-debt                                                               -                  420,000
     Payment of preferred dividend                                                            -                  (73,400)
     Payments received on subscriptions receivable                                       56,500                        -
     Net proceeds from issuance of common stock                                      36,254,200               13,231,300
     Net proceeds from issuance of preferred stock                                           -                 4,770,000
                                                                                ---------------          ---------------
        Net cash provided by financing activities                                    36,161,700               18,271,500
                                                                                ---------------          ---------------

Net increase in cash and cash equivalents                                            10,479,200                5,597,200
Cash and cash equivalents at beginning of period                                      2,798,000                2,269,000
                                                                                ---------------          ---------------


Cash and cash equivalents at end of period                                       $   13,277,200             $  7,866,200
                                                                              ==================        =================



   The accompanying notes are an integral part of these financial statements.

                                MICROVISION, INC.


                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                      -------------------------
                                                                                    2000                      1999
                                                                                    ----                      ----
                                                                                             (unaudited)

                                    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest                                                           $      108,100            $     106,900
                                                                              ==================        =================


                          SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Property and equipment acquired under capital leases                             $      245,500            $      75,000
                                                                              ==================        =================

Beneficial conversion feature of Series B Preferred Stock                        $            -            $   1,148,000
                                                                              ==================        =================

Conversion of preferred stock to common stock                                    $    1,536,000            $   4,334,000
                                                                              ==================        =================

Payment for exclusive license agreement by
   issuance of common stock                                                      $      377,000            $           -
                                                                              ==================        =================

Exercise of stock options for subscriptions receivable                           $      396,600            $     167,600
                                                                              ==================        =================

Deferred compensation - stock grants, warrants and options                       $    1,872,000            $     247,300
                                                                              ==================        =================

Unrealized gain in investment securities available-for-sale                      $       30,300            $      28,300
                                                                              ==================        =================


   The accompanying notes are an integral part of these financial statements.

                                MICROVISION, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000

Management's Statement

The Consolidated Balance Sheet as of June 30, 2000, the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2000, and June 30, 1999, and the Consolidated Statement of Cash Flows for the six months ended June 30, 2000 and June 30, 1999 have been prepared by Microvision, Inc. (the Company) and have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and all periods presented, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1999. The results of operations for the three and the six month periods ended June 30, 2000 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of Microvision, Inc. and Lumera Corporation, its majority owned subsidiary. Lumera Corporation is engaged in the research and development of technologies related to non-display applications. All material intercompany accounts and transactions have been eliminated in consolidation.

Net Loss Per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods. Net loss per share assuming dilution is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potential common stock equivalents and convertible securities. Net loss per share assuming dilution for the periods ended June 30, 2000 and June 30, 1999 is equal to basic net loss per share since the effect of potential common stock equivalents outstanding during the periods, including convertible preferred stock, options and warrants computed using the treasury stock method, is anti-dilutive.

The components of basic and diluted earnings per share were as follows:


                                              THREE MONTHS ENDED                    SIX MONTH ENDED
                                                   JUNE 30,                             JUNE 30,
                                         2000                    1999            2000                1999

Numerator:
Net loss available for common shareholders$  (6,932,400)    $  (5,252,100)    $ (12,005,600)   $  (8,402,100)
                                          ===============   ===============   ===============  ==============

Denominator:
Basic and diluted weighted-average common
    shares outstantding                      11,530,800         7,073,800        11,000,000        6,596,400
                                          ===============   ===============   ===============  ==============

Basic and diluted net loss per share      $        (.60)    $        (.74)    $       (1.09)   $       (1.27)
                                          ===============   ===============   ===============  ==============


As of June 30, 2000 the Company had outstanding options and warrants to purchase 3,373,000 shares of common stock.

Shareholders' Equity

In March 2000, the Company redeemed 1,600 shares of Series B-2 mandatorily redeemable convertible preferred stock and issued 100,000 shares of common stock to the holder thereof.

In April 2000, the Company raised $25.0 million from the issuance of 500,000 shares of common stock to Cree, Inc. and General Electric Pension Trust. At the same time, the Company entered into a two year, $10.0 million extension of an agreement with Cree, Inc. to continue development of semiconductor light-emitting diodes and laser diodes for application with the Company's proposed display and imaging products. The Company must pay $4.5 million during the first year of the extension in four equal quarterly payments, the first of which was made when the extension was signed. The Company has pledged investments of $3.4 million as security for a letter of credit, which will be used to fund the remaining payments under the first year of the extension. During the second year of the extension, the Company is required to pay the remaining $5.5 million in four equal quarterly payments.

In April 2000, the Company raised $7.5 million from the exercise by a private investor of a warrant to purchase 418,848 shares of common stock at a price of $17.91 per share.

In June 2000, the Company raised $1.9 million from the exercise by a private investor who is also a director, of an option to purchase 100,000 shares of common stock at a price of $19.20 per share.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information set forth in this report in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 3, "Quantitative and Qualitative Disclosure about Market Risk," includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act for 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by that section. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Certain factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth below under the caption "Considerations Related to the Company's Business. "

Overview

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

In 1993, the Company acquired an exclusive license to the Virtual Retinal Display, a specific type of retinal scanning display, from the University of Washington and entered into a research agreement with the University of Washington to further develop the Virtual Retinal Display technology. Since completing its initial public offering in August 1996, the Company has established and equipped in-house laboratories and transferred the research and development relating to the Virtual Retinal Display from the University of Washington to its in-house laboratories. The Company has continued to develop the Virtual Retinal Display technology as part of its broader research and development efforts relating to the retinal scanning display technology.

The Company currently has several prototype versions of the retinal scanning displays, including monochromatic and color portable units and a full color benchtop model. The Company expects to continue funding prototype and demonstration versions of products incorporating its technology through at least the end of this year.

In conjunction with developing the retinal scanning display technology, the Company is developing components that can be integrated into different product offerings. The Company has defined the following key product offerings for further development:

     -   High Performance -         High fidelity displays for use in general
                                    simulation avionics, medical and
                                    entertainment applications
     -   Compact -                  Lightweight, see-through, wearable systems
                                    for hands free applications in the
                                    industrial, medical, and defense markets
     -   Microdisplay -             Highly miniaturized display systems to be
                                    incorporated into OEM products including
                                    cellular telephones, personal digital
                                    assistants, and digital camcorders/cameras
     -   Image Capture -            Systems to capture data such as bar code
                                    readers, scientific images and surgical
                                    cameras
     -   Projection -               Fixed systems to replace desktop computer
                                    monitors or rear projector systems

In June 2000, the Company demonstrated its first miniature display utilizing three microminiature light emitting diode lamps to create a full-color high resolution video image.

During the six months ended June 30, 2000 the Company sold additional engineering prototype units of its first commercial retinal scanning display product. Sales of production version retinal scanning displays may not occur however, until substantially later, if at all.

Plan of Operation

The Company plans to introduce a production version of the retinal scanning display in 2001. To support the product introduction the Company has produced engineering prototypes of the commercial product. The Company has sold five of these units to customers for product testing and integration. Other units are being used by our sales and marketing groups to demonstrate the technology to future potential customers and to obtain customer feedback.

The Company also intends to continue entering into strategic relationships with systems integrators and equipment manufacturers to pursue the development of commercial products incorporating the retinal scanning display technology.

The Company also plans to continue to pursue, obtain and perform on development contracts. The Company expects that such contracts will further the development of the retinal scanning display technology and lead to commercial products. The Company also plans to invest funds for ongoing innovation and improvements to the retinal scanning display technology. These innovations and improvements include developing component technology, building additional prototypes, and designing components and products for manufacturability. The Company intends to continue hiring qualified sales, marketing, technical and other personnel and to continue investing in laboratory facilities and equipment to achieve development and production objectives.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO
THREE MONTHS ENDED JUNE 30, 1999

CONTRACT REVENUE. The Company earns revenue from performance on development contracts and sales of engineering prototypes. Contract revenue in the three months ended June 30, 2000 decreased by $217,000, or 16 %, to $1.2 million from $1.4 million in the same period in 1999. For the three months ended June 30, 2000, 93% of revenue was derived from performance on development contracts.

During the three months ended June 30, 2000, the Company completed work on its two largest development contracts. After completion of work on these contracts, the Company received a contract modification for $7.8 million to perform additional work on both contracts. The beginning and end of a contract term are typically the low points of activity on a contract. The beginning of a contract term is normally used for planning and subcontractor selection. The end of a contract term is normally used for final demonstrations to the customer and report writing. This lower level of activity during the three months ended June 30, 2000 was the primary reason for the decline in revenue from the same period in 1999.

The backlog of development contracts at June 30, 2000 was $6.9 million, all of which work is scheduled for completion during the next twelve months. The Company's customers include both the United States government and commercial enterprises.

COST OF REVENUE. Cost of revenue includes both the direct and indirect costs of performing on development contracts. Indirect costs include staff and related support costs associated with building the Company's technical capabilities and capacity to perform on development contracts the Company expects to enter into in the future.

Cost of revenue in the three months ended June 30, 2000 decreased by $656,000, or 43%, to $884,000 from $1.5 million in the same period in 1999. The decrease is attributable to lower direct cost and overhead cost allocation to cost of revenue in the three months ended June 30, 2000 than in the same period in 1999. The lower level of direct cost is attributable to the timing of the performance on development contracts as discussed above. Research and development overhead is allocated based on relative direct labor cost incurred in cost of revenue and research and development expense.

The Company expects that the cost of revenue, on an absolute basis, will increase in the future. This increase will likely result from additional development contract work that the Company expects to perform. As a percentage of contract revenue, the Company expects the cost of revenue to decline over time as the Company realizes economies of scale associated with higher levels of development contract business.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists of:

         - Compensation related costs of employees and contractors engaged in internal research and product development activities,
         - Laboratory operations, outsourced development and processing work,
         - Fees and expenses related to patent applications, prosecution and protection, and
         -        Other operating expenses.

Included in research and development expenses are costs incurred in acquiring and maintaining licenses of technology from other companies. The Company has charged all research and development costs to cost of revenue or research and development expense.

Research and development expense in the three months ended June 30, 2000 increased by $1.9 million, or 75%, to $4.5 million from $2.6 million in the same period in 1999. The increase reflects continued implementation of the Company's operating plan, which calls for building technical staff and supporting activities, establishing and equipping in-house laboratories, and developing and maintaining intellectual property.

In April 2000, the Company entered into a $10.0 million extension of an agreement with Cree, Inc. to continue development of semiconductor light emitting diodes and laser diodes. The Company is required to pay $4.5 million during the first year of the extension in four equal quarterly payments, the first of which was made when the extension was signed. The Company has pledged investments of $3.4 million as security for a letter of credit, which will be used to fund the remaining payments under the first year of the extension. During the second year of the extension, the Company is required to pay the remaining $5.5 million in four equal quarterly payments.

The Company believes that a substantial level of continuing research and development expense will be required to develop commercial products using the retinal scanning display technology. Accordingly, the Company anticipates that a high level of research and development spending will continue. These expenses will be incurred as a result of:

         -        Hiring additional technical and support personnel,
         -        Expanding and equipping in-house laboratories,
         -        Acquiring rights to additional technologies,
         -        Subcontracting work to development partners, and
         -        Other operating expenses.

The Company expects that the rate of spending on research and product development will continue to grow in future quarters as we:

         - Prepare for the expected introduction of the Company's first commercial product in mid 2001,
         - Accelerate development of microdisplays to meet emerging market opportunities,
         - Expand the Company's investment in bar code reader development,
         - Continue development of the Company's retinal scanning display technology, and
         -        Pursue other potential business opportunities.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSE. Marketing, general and administrative expenses include compensation and support costs for sales, marketing, management and administrative staff, and for other general and administrative costs, including legal and accounting, consultants, and other operating expenses.

Marketing, general and administrative expenses in the three months ended June 30, 2000 increased by $1.0 million, or 40%, to $3.5 million from $2.5 million in the same period in 1999. The increase includes increased compensation and support costs for employees and contractors. The Company expects marketing, general and administrative expenses to increase substantially in future periods as the Company:

         -        Adds to its sales and marketing staff,
         - Makes additional investments in sales and marketing activities, and
         -        Increases the level of corporate and administrative activity.

INTEREST INCOME AND EXPENSE. Interest income in the three months ended June 30, 2000 increased by $701,000, or 492%, to $844,000 from $143,000 in the same period in 1999. This increase resulted primarily from higher average cash and investment securities balances in the three months ended June 30, 2000 than the average cash and investment securities balances in the same period of the prior year.

Interest expense in the three months ended June 30, 2000 decreased by $39,000, or 55%, to $31,000 from $70,000 in the same period in 1999. The decrease resulted from a decrease in interest paid on the non-recourse receivables assignment facility, which expired in September 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO
SIX MONTHS ENDED JUNE 30, 1999

CONTRACT REVENUE. The Company earns revenue from performance on development contracts and sales of engineering prototypes. Contract revenue in the six months ended June 30, 2000 decreased by $409,000, or 11%, to $3.3 million from $3.7 million in the same period in 1999. For the six months ended June 30, 2000, 88 % of revenue was derived from performance on development contracts.

During the six months ended June 30, 2000, the Company completed work on its two largest development contracts. After completion of work on these contracts, the Company received a contract modification for $7.8 million to perform additional work on both contracts. The beginning and end of a contract term are typically the low points of activity on a contract. The beginning of a contract term is normally used for planning and subcontractor selection. The end of a contract term is normally used for final demonstrations to the customer and report writing. This lower level of activity during the six months ended June 30, 2000 was the primary reason for the decline in revenue from the same period in 1999.

COST OF REVENUE. Cost of revenue includes both the direct and indirect costs of performing on development contracts. Indirect costs include staff and related support costs associated with building the Company's technical capabilities and capacity to perform on development contracts the Company expects to enter into in the future.

Cost of revenue in the six months ended June 30, 2000 decreased by $898,000, or 28%, to $2.4 million from $3.2 million in the same period in 1999. The decrease is attributable to lower direct cost and research and development overhead cost allocation to cost of revenue in the six months ended June 30, 2000 than in the same period in 1999. The lower level of direct cost is attributable to the timing of the performance on development contracts discussed above. Research and development overhead is allocated based on relative direct labor cost incurred in cost of revenue and research and development expense.

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

Research and development expense in the six months ended June 30, 2000 increased by $4.6 million, or 134%, to $8.1 million from $3.5 million in the same period in 1999. The increase reflects continued implementation of the Company's operating plan, which calls for building technical staff and supporting activities, establishing and equipping in-house laboratories, and developing and maintaining intellectual property.

In April 2000, the Company entered into a $10.0 million extension of an agreement with Cree, Inc. to continue development of semiconductor light emitting diodes and laser diodes. The Company is required to pay $4.5 million during the first year of the extension in four equal quarterly payments, the first of which was made when the extension was signed. The Company has pledged investments of $3.4 million as security for a letter of credit, which will be used to fund the remaining payments under the first year of the extension. During the second year of the extension, the Company is required to pay the remaining $5.5 million in four equal quarterly payments.

The Company believes that a substantial level of continuing research and development expense will be required to develop commercial products using the Retinal scanning display technology. Accordingly, the Company anticipates that a high level of research and development spending will continue. These expenses will be incurred as a result of:

         -        Hiring additional technical and support personnel,
         -        Expanding and equipping in-house laboratories,
         -        Acquiring rights to additional technologies, and
         -        Subcontracting development work to development partners.

The Company expects that the rate of spending on research and product development will continue to grow in future quarters as we:

         - Prepare for the expected introduction of the Company's first commercial product in mid 2001,
         - Accelerate development of microdisplays to meet emerging market opportunities,
         - Expand the Company's investment in bar code reader development,
         - Continue development of the Company's retinal scanning display technology, and
         -        Pursue other potential business opportunities.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSE. Marketing, general and administrative expenses include compensation and support costs for sales, marketing, management and administrative staff, and for other general and administrative costs, including legal and accounting, consultants, and other operating expenses.

Marketing, general and administrative expenses in the six months ended June 30, 2000 increased by $1.8 million, or 42%, to $6.0 million from $4.2 million in the same period in 1999. The increase includes increased compensation and support costs for employees and contractors. The Company expects marketing, general and administrative expenses to increase substantially in future periods as the
Company:

         -        Adds to its sales and marketing staff,
         - Makes additional investments in sales and marketing activities, and
         -        Increases the level of corporate and administrative activity.

INTEREST INCOME AND EXPENSE. Interest income in the six months ended June 30, 2000 increased by $1.1 million,or 586%,to $1.3 million from $189,000 in the same period in 1999. This increase resulted from higher average cash and investment securities balances in the six months ended June 30, 2000 than the average cash and investment securities balances in the same period of the prior year.

Interest expense in the six months ended June 30, 2000 increased by $1,000, or 1%, to $108,100 from $107,000 in the same period in 1999. This increase resulted from interest related to new long-term debt incurred for leasehold improvements in the new facility and additional capital leases.

Liquidity and Capital Resources

The Company has funded operations to date primarily through the sale of common stock, convertible preferred stock and, to a lesser extent, contract revenue. At June 30, 2000, the Company had $54.4 million in cash, cash equivalents and investment securities balances.

Cash used in operating activities totaled $13.0 million during the six months ended June 30, 2000 compared to $9.0 million during the same period in 1999. Cash used in operating activities during the six months ended June 30, 2000 includes the additional use of restricted cash of $2.7 which will be used to fund future payments to Cree, Inc. under the research agreement discussed above. Cash used in operating activities for each period resulted primarily from the net loss for the period.

Cash used in investing activities totaled $12.7 million during the six months ended June 30, 2000, compared to $3.7 million during the same period of 1999. The increase in cash used in investing activities resulted primarily from investing the proceeds from financing activities during the same period. The Company balances the maturity dates of the investment portfolio to its expected cash requirements.

The Company used $1.0 million for capital expenditures during the six months ended June 30, 2000 compared to $1.5 million during the same period in 1999. Historically, capital expenditures have been used to make leasehold improvements to leased office space and to purchase computer hardware and software, laboratory equipment and furniture and fixtures to support growth. The Company expects capital expenditures to continue to increase significantly as the Company continues to expand operations. As of June 30, 2000 the Company had commitments to purchase approximately $2.6 million in leasehold improvements and additional laboratory equipment.

Cash provided by financing activities totaled $36.2 million during the six months ended June 30, 2000, compared to $18.3 million during the same period in 1999. During the six months ended June 30, 2000 the Company raised $36.3 million, net of cost, from the issuance of common stock. The following is a summary of the net proceeds from issuance of common stock during the six months ended June 30, 2000:

         - $24.0 million, net of issuance costs, from issuance of 500,000 shares of common stock to Cree, Inc. and General Electric Pension Trust,
         - $7.7 million from the exercise of warrants to purchase 437,824 shares of common stock,
         - $1.8 million, net of issuance costs, from the exercise of an option to purchase 100,000 shares of common stock, and
         - $2.8 million from exercise of employee options to purchase 275,209 shares of common stock.

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

In order to maintain exclusive rights under the license agreement with the University of Washington, the Company is obligated to make royalty payments to the University of Washington. If the Company is successful in establishing OEM co-development and joint venture arrangements, the Company expects that its partners will fund a portion of non-recurring engineering costs for product development. Nevertheless, the Company expects cash requirements to increase significantly each year as the Company expands its activities and operations to commercialize its technologies.

The Company believes that its cash, cash equivalents and investment securities balances at June 30, 2000 will satisfy its budgeted cash requirements for at least the next 12 months based on the current operating plan. Actual expenses, however, may be higher than estimated and the Company may require additional capital earlier than anticipated to:

         - Accelerate the development of retinal scanning display technology,
         -        Respond to competitive pressures, or
         -        Meet unanticipated development difficulties.

The Company's operating plan calls for the addition of technical and business staff and the purchase of additional computer and laboratory equipment, and leasehold improvements. The operating plan also provides for the development of strategic relationships with systems and equipment manufacturers. There can be no assurance that additional financing will be available to us or that, if available, it will be available on acceptable terms on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, the Company may be required to reduce operations significantly. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can, directly or through arrangements with OEMs, introduce products incorporating the retinal scanning display technology and the market acceptance and competitive position of such products.

CONSIDERATIONS RELATING TO THE COMPANY'S BUSINESS

WE CANNOT BE CERTAIN THAT THE RETINAL SCANNING DISPLAY TECHNOLOGY OR PRODUCTS INCORPORATING THIS TECHNOLOGY WILL ACHIEVE MARKET ACCEPTANCE. IF THE RETINAL SCANNING DISPLAY TECHNOLOGY DOES NOT ACHIEVE MARKET ACCEPTANCE, OUR REVENUES MAY NOT GROW.

Our success will depend in part on the commercial acceptance of the retinal scanning display technology. The retinal scanning display technology may not be accepted by manufacturers who use display technologies in their products or by consumers of these products. To be accepted, the retinal scanning display technology must meet the expectations of our potential customers in the defense, medical, industrial, and consumer markets. If our technology fails to achieve market acceptance, we may not be able to continue to develop the retinal scanning display technology.

OUR LACK OF THE FINANCIAL AND TECHNICAL RESOURCES RELATIVE TO OUR COMPETITORS MAY REDUCE OUR REVENUES, POTENTIAL PROFITS, AND OVERALL MARKET SHARE.

The retinal scanning display and products that may incorporate this technology will compete with established manufacturers of miniaturized cathode ray tube and flat panel display devices, many of which have substantially greater financial, technical and other resources than us and many of which are also developing miniature displays. Because of their greater resources, our competitors may develop products or technologies that are superior to our own. The introduction of superior competing products or technologies could result in reduced revenues, lower margins or loss of market share, any of which could reduce the value of our business.

WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE AND OUR FINANCIAL RESULTS MAY SUFFER.

The electronic information display industry has been characterized by rapidly changing technology, accelerated product obsolescence, and continuously evolving industry standards. Our success will depend upon our ability to further develop the retinal scanning display technology and to introduce new products and features on a cost effective basis in a timely manner to meet evolving customer requirements and compete effectively with competitors' product advances. We may not succeed in these efforts because of:

         -        delays in product development,
         -        lack of market acceptance for our products, or
         -        lack of funds to invest in development.

The occurrence of any of the above factors could result in decreased revenues and market share.

IF WE CAN NOT SUPPLY PRODUCTS IN COMMERCIAL QUANTITIES, WE WILL NOT ACHIEVE COMMERCIAL SUCCESS.

We currently lack the capability to manufacture products in commercial quantities. Our success depends in part on our ability to provide our components and future products in commercial quantities at competitive prices. Accordingly, we will be required to obtain access, through business partners or contract manufacturers, to manufacturing capacity and processes for the commercial production of our expected future products. We cannot be certain that we will successfully obtain access to sufficient manufacturing resources. Future manufacturing limitations of our suppliers could result in a limitation on the number of products incorporating the retinal scanning display technology that can be produced.

IF WE CANNOT MANUFACTURE PRODUCTS AT COMPETITIVE PRICES, OUR FINANCIAL RESULTS WILL BE ADVERSELY AFFECTED.

To date, we have produced only prototype products for research, development, and demonstration purposes. The cost per unit for these prototypes currently exceeds the level at which we could expect to profitably sell commercial versions of these products to customers. If we cannot lower our cost of production, we may face:

         - loss of profitability and loss of competitiveness for our products, and
         - increased demands on our financial resources, possibly requiring additional equity and/or debt financings to sustain our business operations.

OUR PRODUCTS MAY BE SUBJECT TO FUTURE HEALTH AND SAFETY REGULATION THAT COULD INCREASE OUR DEVELOPMENT AND PRODUCTION COSTS.

Products incorporating retinal scanning display technology could become subject to new health and safety regulations that would reduce our ability to commercialize the retinal scanning display technology. Compliance with any such new regulations would likely increase our cost to develop and produce products using the retinal scanning display technology and adversely affect our financial results.

IF WE EXPERIENCE DELAYS OR FAILURES IN DEVELOPING AND PRODUCING COMMERCIALLY VIABLE PRODUCTS, WE MAY HAVE LOWER REVENUES.

Although we have developed prototype products incorporating the retinal scanning display technology, we must undertake additional research, development and testing before we are able to produce products for commercial sale. In addition, product development delays or the inability to enter into relationships with potential product development partners may delay or prevent us from introducing commercial products.

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR PATENTS AND OTHER PROPRIETARY TECHNOLOGY, WE MAY BE UNABLE TO COMPETE WITH OTHER COMPANIES.

Our success will depend in part on our ability and the ability of the University of Washington (the University) and our other licensors to maintain the proprietary nature of the retinal scanning display and related technologies. Although our licensors have patented various aspects of the retinal scanning display technology and we continue to file our own patent applications covering retinal scanning display features and related technologies, we cannot be certain as to the degree of protection offered by these patents or as to the likelihood that patents will be issued from the pending patent applications. Moreover, these patents may have limited commercial value or may lack sufficient breadth to protect adequately the aspects of our technology to which the patents relate.

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

WE COULD FACE LAWSUITS RELATED TO OUR USE OF THE RETINAL SCANNING DISPLAY TECHNOLOGY. THESE SUITS COULD BE COSTLY, TIME CONSUMING AND REDUCE OUR REVENUES.

We are aware of several patents held by third parties that relate to certain aspects of retinal scanning devices. These patents could be used as a basis to challenge the validity of the University's patents, to limit the scope of the University's patent rights, or to limit the University's ability to obtain additional or broader patent rights. A successful challenge to the validity of the University's patents could limit our ability to commercialize the retinal scanning display technology and, consequently, materially reduce our revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us or by the University with respect to current and future technology. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually be issued with claims that will be infringed by our products or the retinal scanning display technology. The defense and prosecution of a patent suit would be costly and time-consuming, even if the outcome were ultimately favorable to us. An adverse outcome in the defense of a patent suit could subject us to significant cost, require others and us to cease selling products that incorporate retinal scanning display technology, or to cease licensing the retinal scanning display technology, or to require disputed rights to be licensed from third parties. Such licenses would increase our cost or may not be available at all. Moreover, if claims of infringement are asserted against our future co-development partners or customers, those partners or customers may seek indemnification from us for damages or expenses they incur.

IF WE LOSE THE EXCLUSIVE USE OF THE VIRTUAL RETINAL DISPLAY TECHNOLOGY, OUR BUSINESS OPERATIONS AND PROSPECTS WOULD BE ADVERSELY AFFECTED.

We acquired the exclusive rights to the Virtual Retinal Display technology under an exclusive license agreement with the University. If the University were to violate the terms of the license agreement by providing the Virtual Retinal Display technology to another company, our business, operations, and prospects would be adversely affected. In addition, we could lose the exclusivity under the license agreement if we fail to challenge within the time limit claims that other companies are using the Virtual Retinal Display technology in violation of our license agreement.

WE NEED TO COLLABORATE WITH THIRD PARTIES TO BE ABLE TO SUCCESSFULLY DEVELOP PRODUCTS FOR SALE.

Our strategy for developing, testing, manufacturing and commercializing the retinal scanning display technology and products incorporating the retinal scanning display technology includes entering into cooperative development, sales and marketing arrangements with corporate partners, original equipment manufacturers, and other third parties. We cannot be certain that we will be able to negotiate arrangements on acceptable terms, if at all, or that these arrangements will be successful in yielding commercially viable products. If we cannot establish these arrangements, we would require additional working capital to undertake such activities on our own and would require extensive manufacturing, sales and marketing expertise that we do not currently possess and that may be difficult to obtain. In addition, we could encounter significant delays in introducing the retinal scanning display technology or find that the development, manufacture or sale of products incorporating the retinal scanning display technology would not be feasible. To the extent that we enter into cooperative development, sales and marketing or other joint venture arrangements, our revenues will depend upon the efforts of third parties. We cannot be certain that any such arrangements will be successful.

OUR REVENUES ARE HIGHLY SENSITIVE TO DEVELOPMENTS IN THE DEFENSE AND AEROSPACE INDUSTRIES.

Our revenues to date have been derived principally from product development research relating to defense applications of the retinal scanning display technology. We believe that development programs and sales of potential products in this market will represent a significant portion of our future revenues. Developments that adversely affect the defense sector, including delays in government funding and a general economic downturn, could cause our revenues to decline substantially.

WE MAY REQUIRE ADDITIONAL CAPITAL TO CONTINUE IMPLEMENTING OUR BUSINESS PLAN. THIS MAY LESSEN THE VALUE OF CURRENT STOCKHOLDERS' SHARES.

We may need additional funds in order to, among other requirements:

         -        further develop retinal scanning display technology,
         -        add manufacturing capacity,
         -        add to our sales and marketing staff,
         -        develop and protect our intellectual property rights, or
         -        fund long-term business development opportunities.

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

         - As of June 30, 2000, we had an accumulated deficit of $51.5 million.
         - We incurred net losses of $7.1 million from inception through 1995, $3.5 million in 1996, $4.9 million in 1997, $7.3 million in 1998, $16.7 million in 1999, and $12.0 million in the six month period ended June 30, 2000.

Our revenues to date have been generated from development contracts and sales of engineering prototype units. We do not expect to generate significant revenues from product sales in the near future. The likelihood of our success must be considered in light of the expenses, difficulties, and delays frequently encountered by companies formed to develop and market new technologies. In particular, our operations to date have focused primarily on research and development of the retinal scanning display technology and development of prototypes. We are unable to accurately estimate future revenues and operating expenses based upon historical performance.

We cannot be certain that we will succeed in obtaining additional development contracts or that we will be able to obtain customer orders for products incorporating the retinal scanning display technology. In light of these factors, we expect to continue to incur substantial losses and negative cash flow at least through 2001 and possibly thereafter. We cannot be certain that we will become profitable or achieve positive cash flow at any time in the future.

A SUBSTANTIAL NUMBER OF OUR SHARES MAY BE SOLD INTO THE MARKET IN THE NEAR FUTURE, WHICH COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY.

As of July 24, 2000, we had outstanding:

         -        11,827,443 shares of common stock,
         - options under our option plans to purchase an aggregate of 2,884,481 shares of common stock,
         - privately placed warrants to purchase 259,045 shares of common stock.

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

OUR STOCK PRICE MAY BE VOLATILE AND THIS VOLATILITY COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

The stock market is subject to price and volume fluctuations that particularly affect the market prices of stock of small capitalization, high technology companies. The trading price of our common stock could be subject to significant fluctuations in response to, among other factors:

         -        variations in quarterly operating results,
         -        changes in analysts' estimates,
         -        announcements of technological innovations by our competitors,
         - general conditions in the information display and electronics industries, and
         -        general economic conditions.

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

         - authorize our board of directors, without further shareholder approval, to issue preferred stock that has rights superior to those of the common stock. Potential purchasers may pay less for our Company because the preferred stockholders may use their rights to take value from the Company; and
         - provide that written demand of at least 30% of the outstanding capital shares is required to call a special meeting of the shareholders, which may be needed to approve the sale of the Company. The delay that this creates could deter a potential purchaser.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Most of the Company's cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates. As of June 30, 2000, approximately $40.4 million, or 72%, of the Company's total investment portfolio matures within one year. The Company's portfolio consists of only high-grade government agency securities and commercial paper. Accordingly, the Company believes that its interest rate risk is immaterial. In addition, substantially all of the Company's development contract payments are made in U.S. dollars and, consequently, the Company believes its foreign currency exchange rate risk is immaterial. The Company does not have any derivative instruments and does not engage in hedging transactions.

                                     Part II

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 15, 2000, the Company issued 100,000 shares of common stock to Margaret Elardi, a director of the Company, in exchange for and upon redemption of 1,600 shares of Series B-2 preferred stock held by Ms. Elardi. This transaction did not involve a public offering and was exempt from registration under the Securities Act pursuant to Section 4(2) therof.

On April 11, 2000, the Company issued 418,848 shares of common stock to Capital Ventures International on exercise of a warrant. The Company received cash consideration of $7.5 million in connection with the transaction. This transaction did not involve a public offering and was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

On April 12, 2000 the Company sold 500,000 shares of common stock to Cree, Inc. and General Electric Pension Trust. The Company received cash consideration of $25.0 million in connection with the transaction. This transaction was exempt from registration under the Securities Act pursuant to Section 4(2) thereof and regulation D thereunder.

On April 13, 2000 the Company issued warrants to purchase 50,000 shares of common stock to Burt Davis. The warrant was issued as consideration for placement agent services rendered to the Company in connection with the sale of common stock to Cree, Inc. and General Electric Pension Trust. The warrant grants the holder the right to purchase up to 50,000 shares of common stock at a price of $53.00 per share for a period of five years. This transaction was exempt from registration under the Securities Act pursuant to Sections 4(2) thereof.

On June 21, 2000 the Company issued 100,000 shares of common stock to Margaret Elardi on exercise of an option to purchase 100,000 shares of common stock at a price of $19.20 per share. The Company received cash consideration of $1.9 million in connection with the transaction. This transaction did not involve a public offering and was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

On June 21, 2000 the Company issued a common stock purchase warrant to purchase 6,250 shares of common stock to Stan Berk. The warrant was issued as partial consideration for placement agent services rendered to the Company in connection with the exercise of the option to purchase Common Stock by Margaret Elardi. The warrant provides the holder the right to purchase up to 6,250 shares of Common Stock at a price of $19.20 per share for a period of five years. This transaction did not involve a public offering and was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on June 22, 2000. The following proposals were introduced and vote upon:

PROPOSAL  NO 1 - Election of Directors


                                    Votes                                 Votes
Name                                For                                Withheld

----------------           ------------------        ---------------------

Richard F. Rutkowski                10,586,249                          134,825
Stephen R. Willey                   10,633,390                           87,684
Richard A. Raisig                   10,481,023                          240,051
Jacob Brouwer                       10,399,588                          321,486
Richard A. Cowell                   10,634,405                           86,669
Margaret Elardi                     10,634,465                           86,609
Walter J. Lack                      10,633,249                           87,825
William A. Owens                    10,588,470                          132,604
Robert A. Ratliffe                  10,634,470                           86,604
Dennis Reimer                       10,634,400                           86,674


PROPOSAL NO. 2 - Proposal to amend the Company's 1996 Stock Option Plan to increase the number of shares of Common Stock authorized for issuance upon exercise of options.


                  FOR                                4,052,728
                  AGAINST                            1,576,410
                  ABSTAINED                             65,636
                  BROKER NON-VOTES                   5,026,300


PROPOSAL NO. 3 - Proposal to approve the Independent Director Stock Option Plan and the initial grant of options thereunder to non-employee directors.


                  FOR                                4,667,685
                  AGAINST                              953,167
                  ABSTAINED                             73,922
                  BROKER NON-VOTES                   5,026,300


PROPOSAL NO. 4 - Proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2000.


                  FOR                                10,392,456
                  AGAINST                               303,517
                  ABSTAINED                              25,101
                  BROKER NON-VOTES                            0


ITEM 6.       Exhibits and Reports on Form 8-K

a.)      EXHIBITS

10.1 Form of first amendment to the Employment Agreement for Richard F. Rutkowski, dated April 18, 2000 between Microvision, Inc. and Richard F. Rutkowski

10.2 Form of first amendment to the Employment Agreement for Stephen R. Willey, dated April 18, 2000 between Microvision, Inc. and Stephen
         R. Willey

10.3 Form of first amendment to the Employment Agreement for Richard A. Raisig, dated April 18, 2000 between Microvision, Inc. and Richard
         A. Raisig

10.4     Independent Director Stock Option Plan (1)

10.5     Stock Option Plan, as amended

27.0     Financial Data Schedule

---------
(1) Incorporated by reference to the Company's definitive proxy statement for annual meeting of shareholders filed April 28, 2000.

--------------------------------------------------------------------------------

b.)      Reports on Form 8-K

         The Company filed no current reports on Form 8-K during the quarterly period ended June 30, 2000

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MICROVISION, INC.

Date:  August 9, 2000                    /s/ Richard F. Rutkowski
                                         ----------------------------------
                                         Richard F. Rutkowski
                                         President, Chief Executive Officer
                                         (Principal Executive Officer)

Date: August 9, 2000                     /s/ Jeff Wilson
                                         ----------------------------------
                                         Jeff Wilson
                                         Controller
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

EXHIBIT
NUMBER        DESCRIPTION

10.1 Form of first amendment to the Employment Agreement for Richard F. Rutkowski, dated April 18, 2000 between Microvision, Inc. and Richard F. Rutkowski

10.2 Form of first amendment to the Employment Agreement for Stephen R. Willey, dated April 18, 2000 between Microvision, Inc. and Stephen
         R. Willey

10.3 Form of first amendment to the Employment Agreement for Richard A. Raisig, dated April 18, 2000 between Microvision, Inc. and Richard
         A. Raisig

10.4     Independent Director Stock Option Plan (1)

10.5     Stock Option Plan, as amended

27.0     Financial Data Schedule

---------
(1) Incorporated by reference to the Company's definitive proxy statement for annual meeting of shareholders filed April 28, 2000.

--------------------------------------------------------------------------------