Form 10-Q
period 2000-09-30
MICROVISION INC
filed 2000-11-14
CIK 65770

 QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-21221

MICROVISION, INC.
(Exact Name of Registrant as Specified in Its Charter)

Washington	91-1600822
(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

19910 North Creek Parkway, Bothell, Washington 98011-3008
(Address of Principal Executive Offices)

Issuer's telephone number, including area code: (425) 415-6847

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of October 17, 2000, 11,840,281 shares of the Company's common stock, no par value, were outstanding.

PART I
FINANCIAL INFORMATION

Microvision, Inc.

Consolidated Balance Sheet

	September 30, 2000	December 31, 1999
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$16,061,200	$2,798,000
Investment securities available-for-sale	33,078,800	29,369,400
Accounts receivable, net of allowances of $87,000 and $60,000	509,400	1,024,500
Costs and estimated earnings in excess of billings on uncompleted contracts	1,734,900	2,000,400
Current restricted investments	2,250,000	650,000
Other current assets	827,800	847,700

Total current assets	54,462,100	36,690,000
Long-term investment, at cost	623,600	623,600
Property and equipment, net	6,287,000	3,054,700
Restricted investments	951,000	1,100,000
Receivables from related parties	400,000	—
Other assets	101,400	150,700

Total assets	$62,825,100	$41,619,000

Liabilities, Mandatorily Redeemable Convertible Preferred Stock And Shareholders' Equity
Current Liabilities
Accounts payable	$1,396,100	$1,453,100
Accrued liabilities	3,786,500	2,000,100
Allowance for estimated contract losses	437,000	—
Billings in excess of costs and estimated earnings on uncompleted contracts	160,400	167,000
Current portion of capital lease obligations	363,900	220,800
Current portion of long-term debt	50,600	46,900

Total current liabilities	6,194,500	3,887,900
Capital lease obligations, net of current portion	282,900	279,400
Long-term debt, net of current portion	303,100	341,500
Deferred rent, net of current portion	238,000	214,800

Total liabilities	7,018,500	4,723,600

Commitments and contingencies	—	—
Mandatorily redeemable convertible preferred stock, no par value, 1,600 shares authorized; 0 and 1,600 issued and outstanding	—	1,536,000

Shareholders' Equity
Common stock, no par value, 31,250,000 shares authorized; 11,840,281 and 10,140,733 shares issued and outstanding	122,826,500	75,518,300
Deferred compensation	(7,407,000)	(213,100)
Subscriptions receivable from related parties	(573,200)	(349,100)
Accumulated other comprehensive gain (loss)	184,900	(60,600)
Accumulated deficit	(59,224,600)	(39,536,100)

Total shareholders' equity	55,806,600	35,359,400

Liabilities, mandatorily redeemable convertible preferred stock and shareholders' equity	$62,825,100	$41,619,000

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Operations

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
	(unaudited)		(unaudited)
Contract revenue	$1,970,500	$1,465,700	$5,256,000	$5,160,200
Cost of revenue	1,716,900	492,000	4,068,300	3,741,100

Gross margin	253,600	973,700	1,187,700	1,419,100

Research and development expense (exclusive of non-cash compensation expense of $2,300 and $9,500 for the three months and $7,400 and $30,800 for the nine months ended September 30, 2000, respectively)	5,732,000	3,180,900	13,851,200	6,632,300
Marketing, general and administrative expense (exclusive of non-cash compensation expense of $479,100 and $72,000 for the three months and $1,143,600 and $177,600 for the nine months ended September 30, 2000, respectively)	2,671,700	1,398,400	8,010,200	5,528,200
Non-cash compensation expense	481,400	81,500	1,151,000	208,400

Total operating expenses	8,885,100	4,660,800	23,012,400	12,368,900

Loss from operations	(8,631,500)	(3,687,100)	(21,824,700)	(10,949,800)
Interest income	973,100	448,200	2,268,800	637,100
Interest expense	(24,500)	(24,100)	(132,600)	(131,000)

Net loss	(7,682,900)	(3,263,000)	(19,688,500)	(10,443,700)
Less: Preferred dividend	—	—	—	(73,400)
Noncash beneficial conversion feature of Series B Preferred Stock	—	(606,300)	—	(1,754,300)

Net loss available for common shareholders	$(7,682,900)	$(3,869,300)	$(19,688,500)	$(12,271,400)

Net loss per share available for common shareholders—basic and diluted	$(0.65)	$(0.41)	$(1.75)	$(1.62)

Weighted-average shares outstanding—basic and diluted	11,827,700	9,535,800	11,275,900	7,576,200

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
	(unaudited)		(unaudited)
Net loss	$(7,682,900)	$(3,263,000)	$(19,688,500)	$(10,443,700)
Other comprehensive income—
Unrealized gain (loss) on investment securities available-for-sale	215,200	(14,800)	245,500	13,500

Comprehensive loss	$(7,467,700)	$(3,277,800)	$(19,443,000)	$(10,430,200)

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
	2000	1999
	(unaudited)
Cash flows from operating activities
Net loss	$(19,688,500)	$(10,443,700)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	841,000	473,600
Noncash expenses related to issuance of stock, warrants, options and amortization of deferred compensation	1,151,000	208,400
Noncash deferred rent	23,200	—
Allowance for estimated contract losses	437,000	46,000
Changes in:
Accounts receivable	515,100	15,200
Costs and estimated earnings in excess of billings on uncompleted contracts	265,500	(1,105,400)
Current restricted investments	(1,600,000)	(1,300,000)
Other current assets	19,900	(583,800)
Restricted investments	149,000	(1,100,000)
Receivables from related parties	(400,000)	—
Other assets	49,300	(69,300)
Accounts payable	(57,000)	(386,400)
Accrued liabilities	2,163,400	1,202,700
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,600)	(701,700)

Net cash used in operating activities	(16,137,700)	(13,744,400)

Cash flows from investing activities
Sales of investment securities	77,185,000	27,491,500
Purchases of investment securities	(80,648,900)	(55,417,700)
Purchases of property and equipment	(3,725,200)	(1,635,600)

Net cash used in investing activities	(7,189,100)	(29,561,800)

Cash flows from financing activities
Principal payments under capital leases	(201,500)	(103,100)
Principal payments under long-term debt	(34,700)	(20,600)
Increase in long term-debt	—	420,000
Payment of preferred dividend	—	(73,400)
Payments received on subscriptions receivable	172,500	—
Net proceeds from issuance of common stock	36,653,700	40,485,700
Net proceeds from issuance of preferred stock	—	6,163,900

Net cash provided by financing activities	36,590,000	46,872,500

Net increase in cash and cash equivalents	13,263,200	3,566,300
Cash and cash equivalents at beginning of period	2,798,000	2,269,000

Cash and cash equivalents at end of period	$16,061,200	$5,835,300

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Cash Flows (Continued)

	Nine Months Ended September 30,
	2000	1999
	(unaudited)
Supplemental disclosure of cash flow information
Cash paid for interest	$132,600	$131,000

Supplemental schedule of noncash investing and financing activities
Property and equipment acquired under capital leases	$348,100	$234,100

Beneficial conversion feature of Series B Preferred Stock	$—	$1,754,300

Conversion of preferred stock to common stock	$1,536,000	$4,334,000

Payment for exclusive license agreement by issuance of common stock	$377,000	$—

Exercise of stock options for subscriptions receivable	$396,600	$171,600

Deferred compensation—stock grants, warrants and options	$8,344,900	$247,400

Unrealized gain in investment securities available-for-sale	$245,500	$13,500

The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.
Notes to Consolidated Financial Statements
September 30, 2000

Management's Statement

    The Consolidated Balance Sheet as of September 30, 2000, the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2000, and September 30, 1999, and the Consolidated Statement of Cash Flows for the nine months ended September 30, 2000 and September 30, 1999 have been prepared by Microvision, Inc. (the Company) and have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and all periods presented, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The results of operations for the three and the nine month periods ended September 30, 2000 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and Lumera Corporation ("Lumera"), its majority owned subsidiary. Lumera is engaged in the research and development of new materials and devices that utilize organic non-linear optical materials. All material intercompany accounts and transactions have been eliminated in consolidation.

Net Loss Per Share

    Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding. Diluted net loss per share for the periods ended September 30, 2000 and September 30, 1999 is equal to basic net loss per share because the effect of potential common stock equivalents outstanding during the periods, including convertible preferred stock, options and warrants is anti-dilutive.

    The components of basic and diluted earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
Numerator:
Net loss available for common shareholders	$(7,682,900)	$(3,869,300)	$(19,688,500)	$(12,271,400)

Denominator:
Basic and diluted weighted-average common shares outstanding	11,827,700	9,535,800	11,275,900	7,576,200

Basic and diluted net loss per share	$(.65)	$(.41)	$(1.75)	$(1.62)

    As of September 30, 2000 the Company had outstanding options and warrants to purchase 3,430,332 shares of common stock.

Shareholders' Equity

    In March 2000, the Company redeemed 1,600 shares of Series B-2 mandatorily redeemable convertible preferred stock and issued 100,000 shares of common stock to the holder thereof.

    In April 2000, the Company raised $25.0 million from the issuance of 500,000 shares of common stock to Cree, Inc. and General Electric Pension Trust. At the same time, the Company entered into a two year, $10.0 million extension of an agreement with Cree, Inc. to continue development of semiconductor light-emitting diodes and laser diodes for application with the Company's proposed display and imaging products. The Company must pay $4.5 million during the first year of the extension in four equal quarterly payments. As of September 30, 2000, the Company made two payments under the agreement. The Company has pledged investments of $2.3 million as security for a letter of credit, which will be used to fund the remaining payments under the first year of the extension. During the second year of the extension, the Company is required to pay the remaining $5.5 million in four equal quarterly payments.

    In April 2000, the Company raised $7.5 million from the exercise by a private investor of a warrant to purchase 418,848 shares of common stock at a price of $17.91 per share.

    In June 2000, the Company raised $1.9 million from the exercise by a private investor, who is also a director, of an option to purchase 100,000 shares of common stock at a price of $19.20 per share.

    In August 2000, the Company entered into five-year consulting agreements with two independent consultants to provide strategic business and financial consulting services. Under the terms of the agreements each consultant received a warrant to purchase 100,000 shares of common stock at an exercise price of $34.00 per share. The total value of the warrants, of $6.4 million, has been recorded as deferred compensation and will be expensed over the five-year term of the agreements.

  Subsequent Event

    In October 2000, Lumera entered into an exclusive license agreement with the University of Washington to license certain organic non-linear optical chromophore materials technology. Under the terms of the agreement, Lumera agreed to pay $200,000 and issued 802,414 shares of Lumera common stock to the University of Washington. In addition, Lumera must pay ongoing royalties based on revenue from products incorporating the licensed technology. Lumera also entered into a three year sponsored research agreement with the University of Washington to fund continued development work on organic non-linear optical materials.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

    The information set forth in this report in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 3, "Quantitative and Qualitative Disclosure about Market Risk," includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by that section. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Certain factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth below under the caption "Considerations Related to the Company's Business."

Overview

    The Company began operations in May 1993 to develop and commercialize technology for displaying images and information onto the retina of the eye. Retinal scanning display technology creates a high resolution, full motion image by scanning a low power beam of colored light to "paint" rows of pixels on the viewer's eye. In certain applications, the image appears in the viewer's field of view as if the viewer were only an arm's length away from a high quality video screen. The retinal scanning display technology can also be used to superimpose an image on the viewer's field of vision, enabling the viewer to see data or images in the context of his or her natural surroundings. In each case, a high resolution, bright image is created.

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

    The Company currently has several prototype versions of the retinal scanning displays, including monochromatic and color portable units and a full color benchtop model. The Company expects to continue funding prototype and demonstration versions of products incorporating its technology at least through 2001.

    In conjunction with developing the retinal scanning display technology, the Company is developing components that can be integrated into different product offerings. The Company has defined the following key product offerings for further development:

•	High Performance—	High fidelity displays for use in general simulation avionics, medical and entertainment applications
•	Compact—	Lightweight, see-through, wearable systems for hands free applications in the industrial, medical and defense markets
•	Microdisplay—	Highly miniaturized display systems to be incorporated into OEM products including cellular telephones, personal digital assistants, and digital camcorders/cameras
•	Image Capture—	Systems to capture data such as bar code readers, scientific images and surgical cameras
•	Projection—	Fixed systems to replace desktop computer monitors or rear projector systems

    In June 2000, the Company demonstrated its first miniature display utilizing three microminiature light emitting diode lamps to create a full-color high resolution video image.

    During the nine months ended September 30, 2000, the Company sold additional engineering prototype units of its first commercial retinal scanning display product.

Plan of Operation

    The Company plans to introduce a production version of the retinal scanning display in 2001. To support the product introduction the Company has produced engineering prototypes of the commercial product. The Company has sold six of these units to customers for product testing and integration. Other units are being used by our sales and marketing groups to demonstrate the technology to future potential customers and to obtain customer feedback. Sales of production version retinal scanning displays may not occur however, until substantially later, if at all.

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

LUMERA CORPORATION

Overview

    The Company formed a subsidiary company, Lumera Corporation (Lumera), to develop and commercialize a new class of organic non-linear optical chromophore materials or Optical Materials and devices that utilize the optical properties of these Optical Materials. The Optical Materials are polymers that have been specifically treated to act as optical wave-guides. By adjusting the composition of the polymer, the wave guide properties of these Optical Materials can be changed to meet different commercial applications. Lumera licensed the Optical Materials technology from the University of Washington in October 2000. Lumera expects that these materials and devices made from them will improve the performance and reduce the cost of electro-optic components used for fiber-optic telecommunications and data communications systems, phased-array radar systems, optical computing and other photonics applications. Lumera expects that devices made from these Optical Materials will provide important components in all-optical telecommunication switching.

    Lumera has established and built in-house laboratories to develop and characterize new materials, create new device designs and perform small-scale production of new devices and systems based on the Optical Materials. Lumera also entered into a three year sponsored research agreement with the University of Washington to fund continued development work on optical materials. Lumera currently has eleven full time employees including chromophore chemists, material scientists and device engineers. To date, all Lumera operations have been funded by Microvision. As of September 30, 2000, the Company has incurred $800,000 in expenses and invested $2.2 million on capital assets. As of September 30, 2000, the Company owned 88% of Lumera.

    Lumera plans to develop optical components that offer increased speed, reduced size and cost, greater reliability, and more efficient operation than existing electro-optic component technologies. Moreover, Lumera believes that its Optical Materials technology is well suited to the manufacture of highly complex, highly integrated optical systems. The first product planned for introduction is a high-speed electro-optical (EO) modulator that will provide a direct replacement for currently available lithium niobate modulators. The function of an EO modulator is to encode data onto laser beams that carry and deliver data throughout optical fiber networks. Lumera's Optical Materials address the fundamental limitations of materials currently used in EO modulators. The advantage of Lumera's approach is that the Optical Materials can be chemically designed and manipulated to optimize performance for a specific application. In addition, the Optical Materials technology has potential applications in a broad range of optical networking components.

    Lumera's Optical Materials technology may ultimately be sold in a variety of forms, including coated wafers, non-packaged discrete devices, non-packaged integrated devices, packaged discrete components, packaged integrated components, and intellectual property in the form of licenses, integrated cells, and other forms. Lumera's target customers include strategic technology partners, sub-system manufacturers, private label component vendors, component distributors and systems manufacturers in the telecommunications industry.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

    Contract Revenue.  The Company earns revenue from performance on development contracts and sales of engineering prototypes. Contract revenue in the three months ended September 30, 2000 increased by $500,000, or 34%, to $2.0 million from $1.5 million in the same period in 1999. For the three months ended September 30, 2000, 95% of revenue was derived from performance on development contracts.

    The backlog of development contracts and product sales at September 30, 2000 was $7.3 million, all of which work and product shipments are scheduled for completion during the next twelve months. The Company's customers include both the United States government and commercial enterprises.

    Cost of Revenue.  Cost of revenue includes both the direct and indirect costs of performing on development contracts. Indirect costs include staff and related support costs associated with building the Company's technical capabilities and capacity to perform on development contracts the Company expects to enter into in the future.

    Cost of revenue in the three months ended September 30, 2000 increased by $1.2 million, or 249%, to $1.7 million from $500,000 in the same period in 1999. The increase is attributable to higher direct cost and overhead cost allocation to cost of revenue in the three months ended September 30, 2000 than in the same period in 1999. The higher level of direct cost is attributable to the timing and structure of the performance on development contracts. Cost of revenue for the three months ended September 30, 2000 includes $400,000 for estimated losses on development contracts that were not completed at September 30, 2000. Research and development overhead is allocated based on the relative direct labor cost incurred in cost of revenue and research and development expense.

    The Company expects that cost of revenue will increase in the future. This increase will likely result from additional development contract work that the Company expects to perform. As a percentage of revenue, the company expects the cost of revenue to decline over time as the Company realizes economies of scale associated with higher levels of development contract business.

    Research and Development Expense.  Research and development expense consists of:

  •
  Compensation related costs of employees and contractors engaged in internal research and product development activities,

  •
  Laboratory operations, outsourced development and processing work,

  •
  Fees and expenses related to patent applications, prosecution and protection, and

  •
  Related operating expenses.

    Included in research and development expenses are costs incurred in acquiring and maintaining licenses of technology from other companies. The Company has charged all research and development costs to cost of revenue or research and development expense.

    Research and development expense in the three months ended September 30, 2000 increased by $2.5 million, or 80%, to $5.7 million from $3.2 million in the same period in 1999. The increase reflects continued implementation of the Company's operating plan, which calls for building technical staff and supporting activities, establishing and equipping in-house laboratories, and developing and maintaining intellectual property.

    The Company believes that a substantial level of continuing research and development expense will be required to develop commercial products using the retinal scanning display technology and the Optical Materials technology. Accordingly, the Company anticipates that a high level of research and development spending will continue. These expenses will be incurred as a result of:

  •
  Hiring additional technical and support personnel,

  •
  Expanding and equipping in-house laboratories,

  •
  Acquiring rights to additional technologies,

  •
  Subcontracting work to development partners, and

  •
  Incurring related operating expenses

    The Company expects that the rate of spending on research and product development will continue to grow in future quarters as we:

  •
  Continue development of the Company's retinal scanning display technology,

  •
  Develop and commercialize the Optical Materials technology,

  •
  Prepare for the planned introduction of the Company's first commercial product in mid 2001,

  •
  Accelerate development of microdisplays to meet emerging market opportunities,

  •
  Expand the Company's investment in bar code reader development, and

  •
  Pursue other potential business opportunities.

    Marketing, General and Administrative Expense.  Marketing, general and administrative expenses include compensation and support costs for sales, marketing, management and administrative staff, and for other general and administrative costs, including legal and accounting, consultants, and other operating expenses.

    Marketing, general and administrative expenses in the three months ended September 30, 2000 increased by $1.3 million, or 91%, to $2.7 million from $1.4 million in the same period in 1999. The increase includes increased compensation and support costs for employees and contractors. The Company expects marketing, general and administrative expenses to increase substantially in future periods as the Company:

  •
  Adds to its sales and marketing staff,

  •
  Makes additional investments in sales and marketing activities, and

  •
  Increases the level of corporate and administrative activity.

    Non-Cash Compensation Expense.  Non-cash compensation expense in the three months ended September 30, 2000 increased by $400,000 or 491% to $500,000 from $100,000 in the same period in 1999. Non-cash compensation expense includes the amortization of the value of stock options granted to individuals who are not employees or directors of the Company for services provided to the Company.

    In August 2000, the Company entered into five-year consulting agreements with two independent consultants to provide strategic business and financial consulting services. Under the terms of the agreements each consultant received a warrant to purchase 100,000 shares of common stock at an exercise price of $34.00 per share. The total value of the warrants, or $6.4 million, has been recorded as deferred compensation and will be expensed over the five-year term of the agreements.

    Interest Income and Expense.  Interest income in the three months ended September 30, 2000 increased by $600,000, or 117%, to $1.0 million from $400,000 in the same period in 1999. This increase resulted primarily from higher average cash and investment securities balances in the three months ended September 30, 2000 than the average cash and investment securities balances in the same period of the prior year.

    Interest expense in the three months ended September 30, 2000 was consistent with the same period in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

    Contract Revenue.  The Company earns revenue from performance on development contracts and sales of engineering prototypes. Contract revenue in the nine months ended September 30, 2000 increased by $100,000, or 2%, to $5.3 million from $5.2 million in the same period in 1999. For the nine months ended September 30, 2000, 90% of revenue was derived from performance on development contracts.

    During the nine months ended September 30, 2000, the Company completed work on its two largest development contracts. After completion of work on these contracts, the Company received a contract modification for $7.8 million to perform additional work on both contracts. The beginning and end of a contract term are typically the low points of activity on a contract. The beginning of a contract term is normally used for planning and subcontractor selection. The end of a contract term is normally used for final demonstrations to the customer and report preparation. This lower level of activity during the nine months ended September 30, 2000 was the primary reason for low growth in revenue compared to the same period in 1999.

    Cost of Revenue.  Cost of revenue includes both the direct and indirect costs of performing on development contracts. Indirect costs include staff and related support costs associated with building the Company's technical capabilities and capacity to perform on development contracts the Company expects to enter into in the future.

    Cost of revenue in the nine months ended September 30, 2000 increased by $400,000, or 9%, to $4.1 million from $3.7 million in the same period in 1999. Cost of revenue for the nine months ended September 30, 2000 includes $400,000 for the estimated loss on development contracts that were not completed at September 30, 2000, which is the primary reason for the increase in cost of revenue over the same period in 1999.

    Research and Development Expense.  Research and development expense consists of:

  •
  Compensation related costs of employees and contractors engaged in internal research and product development activities,

  •
  Laboratory operations, outside development and processing work,

  •
  Fees and expenses related to patent applications, prosecution and protection, and

  •
  Other operating expenses.

    Included in research and development expenses are costs incurred in acquiring and maintaining licenses of technology from other companies. The Company has expensed all research and development costs.

    Research and development expense in the nine months ended September 30, 2000 increased by $7.3 million, or 109%, to $13.9 million from $6.6 million in the same period in 1999. The increase reflects continued implementation of the Company's operating plan, which calls for building technical staff and supporting activities, establishing and equipping in-house laboratories, and developing and maintaining intellectual property.

    In April 2000, the Company entered into a $10.0 million extension of an agreement with Cree, Inc. to continue development of semiconductor light emitting diodes and laser diodes. The Company must pay $4.5 million during the first year of the extension in four equal quarterly payments. As of September 30, 2000, the Company has made two payments under this agreement. The Company has pledged investments of $2.3 million as security for a letter of credit, which will be used to fund the remaining payments under the first year of the extension. During the second year of the extension, the Company is required to pay the remaining $5.5 million in four equal quarterly payments.

    The Company believes that a substantial level of continuing research and development expense will be required to develop commercial products using the retinal scanning display technology. Accordingly, the Company anticipates that a high level of research and development spending will continue. These expenses will be incurred as a result of:

  •
  Hiring additional technical and support personnel,

  •
  Expanding and equipping in-house laboratories,

  •
  Acquiring rights to additional technologies, and

  •
  Subcontracting development work to development partners.

    The Company expects that the rate of spending on research and product development will continue to grow in future quarters as we:

  •
  Continue development of the Company's retinal scanning display technology,

  •
  Develop and commercialize the Optical Materials technology,

  •
  Prepare for the expected introduction of the Company's first commercial product in mid 2001,

  •
  Accelerate development of microdisplays to meet emerging market opportunities,

  •
  Expand the Company's effort in bar code reader development, and

  •
  Pursue other potential business opportunities.

    Marketing, General and Administrative Expense.  Marketing, general and administrative expenses include compensation and support costs for sales, marketing, management and administrative staff, and for other general and administrative costs, including legal and accounting, consultants, and other operating expenses.

    Marketing, general and administrative expenses in the nine months ended September 30, 2000 increased by $2.5 million, or 45%, to $8.0 million from $5.5 million in the same period in 1999. The increase includes increased compensation and support costs for employees and contractors. The Company expects marketing, general and administrative expenses to increase substantially in future periods as the Company:

  •
  Adds to its sales and marketing staff,

  •
  Makes additional investments in sales and marketing activities, and

  •
  Increases the level of corporate and administrative activity.

    Non-Cash Compensation Expense.  Non-cash compensation expense in the nine months ended September 30, 2000 increased by $1.0 million or 452%, to $1.2 million from $200,000 in the same period in 1999. Non-cash compensation expense includes the amortization of the value of stock options granted to individuals who are not employees or directors of the Company for services provided to the Company.

    In August 2000, the Company entered into five-year consulting agreements with two independent consultants to provide strategic business and financial consulting services. Under the terms of the agreements each consultant received a warrant to purchase 100,000 shares of common stock at an exercise price of $34.00 per share. The total value of the warrants, of $6.4 million, has been recorded as deferred compensation and will be expensed over the five-year life of the agreements.

    Interest Income and Expense.  Interest income in the nine months ended September 30, 2000 increased by $1.7 million, or 256%, to $2.3 million from $600,000 in the same period in 1999. This increase resulted primarily from higher average cash and investment securities balances in the nine months ended September 30, 2000 than the average cash and investment securities balances in the same period of the prior year.

    Interest expense in the nine months ended September 30, 2000 increased slightly to $132,600 from $131,000 in the same period in 1999.

Liquidity and Capital Resources

    The Company has funded operations to date primarily through the sale of common stock, convertible preferred stock and, to a lesser extent, contract revenue. At September 30, 2000, the Company had $52.3 million in cash, cash equivalents and investment securities.

    Cash used in operating activities totaled $16.1 million during the nine months ended September 30, 2000 compared to $13.7 million during the same period in 1999. Cash used in operating activities during the nine months ended September 30, 2000 includes an increase in restricted cash of $1.6 million which will be used to fund future payments to Cree, Inc. under the development agreement discussed above. Cash used in operating activities for each period resulted primarily from the net loss for the period.

    Cash used in investing activities totaled $7.2 million during the nine months ended September 30, 2000, compared to $29.6 million during the same period of 1999. The decrease in cash used in investing activities resulted primarily from investing the proceeds from the redemption of the publicly traded warrants during the nine months ended September 30, 1999.

    The Company used $3.7 million for capital expenditures during the nine months ended September 30, 2000 compared to $1.6 million during the same period in 1999. Historically, capital expenditures have been used to make leasehold improvements to leased office space and to purchase computer hardware and software, laboratory equipment and furniture and fixtures to support growth. The Company expects capital expenditures to continue to increase substantially as the Company continues to expand operations. As of September 30, 2000 the Company had commitments to purchase approximately $1.0 million in leasehold improvements and additional laboratory equipment, primarily for Lumera.

    Cash provided by financing activities totaled $36.6 million during the nine months ended September 30, 2000, compared to $46.9 million during the same period in 1999. During the nine months ended September 30, 2000 the Company raised $36.7 million, net of cost, from the issuance of common stock. The following is a summary of the net proceeds from issuance of common stock during the nine months ended September 30, 2000:

  •
  $24.0 million, net of issuance costs, from issuance of 500,000 shares of common stock to Cree, Inc. and General Electric Pension Trust,

  •
  $7.7 million from the exercise of warrants to purchase 437,824 shares of common stock,

  •
  $1.8 million, net of issuance costs, from the exercise of an option to purchase 100,000 shares of common stock, and

  •
  $3.2 million from exercise of employee stock options to purchase 318,152 shares of common stock.

    Future operating expenditures and capital requirements will depend on numerous factors, including the following:

  •
  The progress of research and development programs,

  •
  The progress in commercialization activities and arrangements,

  •
  The cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights,

  •
  Competing technological and market developments, and

  •
  The Company's ability to establish cooperative development, joint venture and licensing arrangements.

    In order to maintain exclusive rights under its license agreements with the University of Washington, the Company is obligated to make royalty payments to the University of Washington. If the Company is successful in establishing OEM co-development and joint venture arrangements, the Company expects that its partners will fund a portion of non-recurring engineering costs for product development. Nevertheless, the Company expects cash requirements to increase significantly each year as the Company expands its activities and operations to commercialize its technologies.

    The Company believes that its cash, cash equivalents and investment securities balances at September 30, 2000 will satisfy its budgeted cash requirements for at least the next 12 months. Actual expenses, however, may be higher than estimated and the Company may require additional capital earlier than anticipated to:

  •
  Accelerate the development of retinal scanning display technology and the Optical Materials technology,

  •
  Respond to competitive pressures, or

  •
  Meet unanticipated development difficulties.

    The Company's operating plan calls for the addition of technical and business staff and the purchase of additional computer and laboratory equipment, and leasehold improvements. The operating plan also provides for the development of strategic relationships with systems and equipment manufacturers. There can be no assurance that additional financing will be available to the Company or that, if available, it will be available on acceptable terms on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, the Company may be required to reduce operations significantly. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can, directly or through arrangements with OEMs, introduce products incorporating the retinal scanning display technology and the market acceptance and competitive position of such products.

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

    The electronic information display industry and the optical switching industry have been characterized by rapidly changing technology, accelerated product obsolescence, and continuously evolving industry standards. Our success will depend upon our ability to further develop the retinal scanning display technology and the Optical Materials technology and to introduce new products and features on a cost effective basis in a timely manner to meet evolving customer requirements and compete effectively with competitors' product advances. We may not succeed in these efforts because of:

  •
  delays in product development,

  •
  lack of market acceptance for our products, or

  •
  lack of funds to invest in development.

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

    Although we have developed prototype products incorporating the retinal scanning display technology and prototype devices have been built using the Optical Materials technology, we must undertake additional research, development and testing before we are able to produce products for commercial sale. In addition, product development delays or the inability to enter into relationships with potential product development partners may delay or prevent us from introducing commercial products.

If we are unable to adequately protect our patents and other proprietary technology, we may be unable to compete with other companies.

    Our success will depend in part on our ability and the ability of the University of Washington (the "University") and our other licensors to maintain the proprietary nature of the retinal scanning display and related technologies. We also rely on proprietary Optical Materials technology licensed from the University. Although our licensors have patented various aspects of the retinal scanning display technology and applied for patents on various aspects of Optical Materials technology, and although we continue to file our own patent applications covering retinal scanning display features, Optical Materials technology and related technologies, we cannot be certain as to the degree of protection offered by these patents or as to the likelihood that patents will be issued from the pending patent applications. Moreover, these patents may have limited commercial value or may lack sufficient breadth to protect adequately the aspects of our technology to which the patents relate. We cannot be certain that our competitors, many of which have substantially greater resources than us and have made substantial investments in competing technologies, will not apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products.

    We also rely on unpatented proprietary technology. Third parties could develop the same or similar technology or otherwise obtain access to our proprietary technology. We cannot be certain that we will be able to adequately protect our trade secrets, know-how or other proprietary information or prevent the unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

We could face lawsuits related to our use of the retinal scanning display technology. These suits could be costly, time consuming and reduce our revenues.

    We are aware of several patents held by third parties that relate to certain aspects of retinal scanning devices. These patents could be used as a basis to challenge the validity of the University's patents, to limit the scope of the University's patent rights or to limit the University's ability to obtain additional or broader patent rights. A successful challenge to the validity of the University's patents could limit our ability to commercialize the retinal scanning display technology and, consequently, materially reduce our revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us or by the University with respect to current and future technology. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually be issued with claims that will be infringed by our products or the retinal scanning display technology. The defense and prosecution of a patent suit would be costly and time-consuming, even if the outcome were ultimately favorable to us. An adverse outcome in the defense of a patent suit could subject us to significant cost, require others and us to cease selling products that incorporate retinal scanning display technology, or to cease licensing the retinal scanning display technology, or to require disputed rights to be licensed from third parties. Such licenses would increase our cost or may not be available at all. Moreover, if claims of infringement are asserted against our future co-development partners or customers, those partners or customers may seek indemnification from us for damages or expenses they incur.

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

If we cannot supply products in commercial quantities, we will not achieve commercial success.

    We currently lack the capability to manufacture products in commercial quantities. Our success depends in part on our ability to provide our components and future products in commercial quantities at competitive prices. Accordingly, we will be required to obtain access, through business partners or contract manufacturers, to manufacturing capacity and processes for the commercial production of our expected future products. We cannot be certain that we will successfully obtain access to sufficient manufacturing resources. Future manufacturing limitations of our suppliers could result in a limitation on the number of products incorporating our products.

If we cannot manufacture products at competitive prices, our financial results will be adversely affected.

    To date, we have produced only prototype products for research, development, and demonstration purposes. The cost per unit for these prototypes currently exceeds the level at which we could expect to profitably sell commercial versions of these products to customers. If we cannot lower our cost of production, we may face increased demands on our financial resources, possibly requiring additional equity and/or debt financing to sustain our business operations.

If we lose the exclusive use of the Virtual Retinal Display technology or the Optical Materials technology, our business operations and prospects would be adversely affected.

    We acquired the exclusive rights to the Virtual Retinal Display technology and the Optical Materials technology under exclusive license agreements with the University. If the University were to violate the terms of the license agreements by providing the technology to another company, our business, operations and prospects would be adversely affected. In addition, we could lose the exclusivity under the license agreement if we fail to challenge, within the designated time limits claims that other companies are using the Virtual Retinal Display technology in violation of our license agreements.

We need to collaborate with third parties to be able to successfully develop products for commercial sale.

    Our strategy for developing, testing, manufacturing and commercializing the retinal scanning display technology and products incorporating the retinal scanning display technology includes entering into cooperative development, sales and marketing arrangements with corporate partners, original equipment manufacturers and other third parties. We cannot be certain that we will be able to negotiate arrangements on acceptable terms, if at all, or that these arrangements will be successful in yielding commercially viable products. If we cannot establish these arrangements, we would require additional working capital to undertake such activities on our own and would require extensive manufacturing, sales and marketing expertise that we do not currently possess and that may be difficult to obtain. In addition, we could encounter significant delays in introducing the retinal scanning display technology or find that the development, manufacture or sale of products incorporating the retinal scanning display technology would not be feasible. To the extent that we enter into cooperative development, sales and marketing or other joint venture arrangements, our revenues will depend upon the efforts of third parties. We cannot be certain that any such arrangements will be successful.

We may require additional capital to continue implementing our business plan. This may lessen the value of current stockholders' shares.

    We may need additional funds in order to, among other requirements:

  •
  further develop retinal scanning display technology and Optical Materials technology,

  •
  add manufacturing capacity,

  •
  add to our sales and marketing staff,

  •
  develop and protect our intellectual property rights, or

  •
  fund long-term business development opportunities.

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

  •
  As of September 30, 2000, we had an accumulated deficit of $59.2 million.

  •
  We incurred net losses or net losses available for common shareholders of $7.1 million from inception through 1995, $3.5 million in 1996, $4.9 million in 1997, $7.3 million in 1998, $16.7 million in 1999, and $19.7 million in the nine-month period ended September 30, 2000.

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

    As of October 17, 2000, we had outstanding:

  •
  options to purchase an aggregate of 2,971,287 shares of common stock,

  •
  warrants to purchase 459,045 shares of common stock.

    Sales in the public market of common stock issuable upon exercises of stock options or warrants could depress prevailing market prices for our common stock. Even the perception that such sales could occur may adversely impact the market price for our stock. A decrease in market price would decrease the value of an investment in our common stock.

Our quarterly performance may vary substantially and this variance may decrease our stock price.

    Our revenues to date have been generated from a limited number of development contracts with U.S. government entities and commercial partners. Our quarterly operating results may vary significantly based on:

  •
  reductions or delays in funding of development programs involving new information display technologies by the U.S. government or our current or prospective commercial partners; or

  •
  the status of particular development programs and the timing of performance under specific development agreements.

    In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors and the trading price of our common stock may decline as a consequence.

If we fail to manage expansion effectively, our revenue and expenses could be adversely affected.

    Our ability to successfully offer products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have significantly expanded the scope of our operations. In addition, we plan to continue to hire a significant number of employees during the next twelve months. The growth in business, headcount and relationships with customers and other third parties has placed and will continue to place a significant strain on our management systems and resources. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force.

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

  •
  authorize our board of directors, without further shareholder approval, to issue preferred stock that has rights superior to those of the common stock. Potential purchasers may pay less for our Company because the preferred stockholders may use their rights to take value from the Company; and

  •
  provide that written demand of at least 30% of the outstanding capital shares is required to call a special meeting of the shareholders, which may be needed to approve the sale of the Company. The delay that this creates could deter a potential purchaser.

Additional risk associated with the Lumera business.

We cannot be certain that our Optical Materials will achieve market acceptance.

    Lumera's success will depend in part on the commercial acceptance of the Optical Materials. The optical switching industry is currently fragmented with many competitors developing different technologies. We expect that only a few of these technologies ultimately will gain market acceptance. The Optical Materials may not be accepted by OEMs and systems integrators of optical switching networks. To be accepted, the Optical Material must meet the technical and performance requirements of our potential customers in the telecommunications industry. If our Optical Materials technology fails to achieve market acceptance, we may not be able to continue to develop the technology.

Our lack of the financial and technical resources relative to our competitors may effect our ability to commercialize the Optical Materials.

    The optical switching market is a highly competitive market. Several companies, many of which have substantially greater financial, technical and other resources than us, are working on competitive technologies. Because of their greater resources, our competitors may develop products or technologies that are superior to our own. The introduction of superior competing products or technology could cause our Optical Materials technology not to become commercially viable, which could reduce the value of our business.

Lumera's revenues are highly sensitive to developments in the telecommunications industry.

    Lumera's expected revenues will be derived from product sales to OEMs and system integrators in the telecommunications industry. We believe that sales of potential products in this market could represent a significant portion of our future revenues. Developments that adversely affect the telecommunications sector, including delays in traffic growth, government regulation or a general economic downturn, could slow or halt our revenue growth.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Most of the Company's cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates. As of September 30, 2000, approximately $27.5 million, or 52%, of the Company's total investment portfolio matures within one year. The Company's portfolio consists of only high-grade government agency securities and commercial paper. Accordingly, the Company believes that its interest rate risk is immaterial. In addition, substantially all of the Company's development contract payments are made in U.S. dollars and, consequently, the Company believes its foreign currency exchange rate risk is immaterial. The Company does not have any derivative instruments and does not engage in hedging transactions.

PART II
OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On August 10, 2000 the Company issued warrants to purchase an aggregate of 200,000 shares of common stock to Avram Miller and Jacqueline Brandwynne for entering into certain consulting agreements with the Company. The warrants grant each of the holders the right to purchase up to 100,000 shares of common stock at a price of $34.00 per share. This transaction did not involve a public offering and was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

ITEM 6.  Exhibits and Reports on Form 8-K

(a.)
Exhibits

10.1	Form of Consulting Agreement between Microvision, Inc and Avram Miller and Jacqueline Brandwynne dated August 10, 2000
10.2	Form of Common Stock Purchase Warrant issued to Avram Miller and Jacqueline Brandwynne dated August 10, 2000
27.0	Financial Data Schedule
(b.)
Reports on Form 8-K

    The Company filed no current reports on Form 8-K during the quarterly period ended September 30, 2000

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
Date: November 13, 2000	/s/ RICHARD F. RUTKOWSKI Richard F. Rutkowski President, Chief Executive Officer (Principal Executive Officer)
Date: November 13, 2000	/s/ JEFF WILSON Jeff Wilson Controller (Principal Accounting Officer)

EXHIBIT INDEX

    The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

Exhibit Number	Description
10.1	Form of Consulting Agreement between Microvision, Inc and Avram Miller and Jacqueline Brandwynne dated August 10, 2000
10.2	Form of Common Stock Purchase Warrant issued to Avram Miller and Jacqueline Brandwynne dated
27.0	Financial Data Schedule

QuickLinks

PART I FINANCIAL INFORMATION
MICROVISION, INC. Notes to Consolidated Financial Statements September 30, 2000
  ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II OTHER INFORMATION
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX