Form 10-K
period 2000-12-31
MICROVISION INC
filed 2001-04-02
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number 0-21221

MICROVISION, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1600822
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

19910 North Creek Parkway
Bothell, Washington 98011
(425) 415-6847
             (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X     No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10-K.    [  ]

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 1, 2001 was approximately $174,289,400 (based on the closing price for the registrant's Common Stock on the Nasdaq National Market of $16.50 per share).

The number of shares of the registrant’s Common stock outstanding as of March 1, 2001 was 11,900,600.

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s Annual Meeting of Shareholders to be held on June 6, 2001 are incorporated herein by reference into Part III, Item 11, of this report.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
INDEX

PART I

Preliminary Note Regarding Forward-Looking Statements

The information set forth in this report in Item 1  “Description of Business” and in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by that section.  Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company, as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.  Certain factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in Item 1 “Description of Business – Considerations Related to the Company’s Business.”

ITEM 1.            DESCRIPTION OF BUSINESS

Overview

Microvision, Inc. (“Microvision” or the “Company”) develops information display and related technologies that allow electronically generated images and information to be projected onto a viewer's eye.  In 2000, the Company defined three distinct business platforms relating to the delivery of images and information in this manner:

•	Retinal Scanning Displays - Utilizing the retinal scanning display technology to display information directly on the viewer’s retina.
•	Imaging Solutions – Utilizing proprietary scanning technology and the retinal scanning display technology to capture images and information.
•	Optical Material technology - Utilizing the Optical Materials technology to transmit information using light.

Retinal Scanning Displays

The Company has developed prototype retinal scanning display technology devices, including portable color and monochrome versions and a full color table-top version, and is currently refining and developing its retinal scanning display technology for defense, medical, industrial and consumer applications.  The Company expects to commercialize its technology through the development of products and as a supplier of personal display technology to OEMs.  The Company believes the retinal scanning display technology will be useful in a variety of applications, including portable communications and visual simulation that include applications requiring the superimposing of images onto the user's field of vision.  The Company expects that its retinal scanning display technology will allow for the production of highly miniaturized, lightweight, battery-operated displays that can be held or worn comfortably.

The Company’s retinal scanning display technology includes certain proprietary technology developed by the Company, certain technology licensed from other companies and the Virtual Retinal Display ™ technology licensed from the University of Washington.

Imaging Solutions

During 2000, the Company increased its efforts to develop products that capture images, such as bar code readers or miniature high resolution cameras, using the retinal scanning display technology and other proprietary technology.  The Company believes that the basic components of the retinal scanning display system can be used to develop bar code readers or miniature high resolution cameras that have higher performance and lower cost than those currently available.   The Company has developed proprietary scanner technology, which it plans to use in a low cost hand held bar code scanner targeted at consumer applications.  The hand held bar code device would allow consumers to record information using the bar code reader.  The user could then connect the bar code reader to a personal computer to retrieve more information from the internet. The bar code reader could be used to make purchases from a catalog, pay bills, or retrieve additional information about a product. In 2000, the Company built a prototype bar code scanner using this technology.  During 2001, the Company plans to continue to refine the design of the hand held scanner and introduce the device for the consumer market in 2002.

Optical Systems Components

During 2000, the Company formed a subsidiary company, Lumera Corporation (“Lumera”), to develop and commercialize a new class of organic non-linear optical chromophore materials (“Optical Materials”) and devices that utilize the optical properties of these proprietary materials.  The subsidiary is an outgrowth of the Company’s on going work on photonics.  In October 2000, Lumera entered into an exclusive license agreement with the University of Washington for certain technology in Optical Materials.  Lumera expects that these materials and devices made from these Optical Materials will improve the performance and reduce the cost of electro-optic components used for fiber-optic telecommunications and data communications systems, phased-array antennas, optical computing and other photonics applications.

Microvision was incorporated under the laws of the State of Washington in 1993.  Our principal office is located at 19910 North Creek Parkway, Bothell, Washington 98011, and our telephone number is (425) 415-6847.

Retinal Scanning Displays

Industry Background

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

For decades, the cathode ray tube has been the dominant display device.  The cathode ray tube creates an image by scanning a beam of electrons across a phosphor-coated screen, causing the phosphors to emit visible light.  The beam is generated by an electron gun and is passed through a deflection system that scans the beam rapidly left to right and top to bottom.  A magnetic lens focuses the beam to create a small moving dot on the phosphor screen.  It is these rapidly moving spots of light (“pixels”) that “paint” the image on the surface of the viewing screen.  The next generation of imaging technology, flat panel displays, is now in widespread use in portable computers, calculators, and other personal display devices. The flat panel display can consist of hundreds of thousands of pixels, each of which is formed by a single transistor acting on a crystalline material.

In recent years, as the computer and electronics industries have made substantial advances in miniaturization, manufacturers have sought lightweight, low power, cost-effective displays to enable the development of more portable products.  Flat panel technologies have made meaningful advances in these areas, and liquid crystal flat panel displays are now commonly used for laptop computers and other electronic products.  Both technologies, however, pose difficult engineering and fabrication problems for more highly miniaturized products because of inherent constraints in size, weight and power consumption.  In addition, both cathode ray tubes and flat panel displays often become dim and difficult to see in outdoor or other settings where the ambient light is stronger than the light emitted from the screen and display mobility is limited by size.  The Company believes that, as display technologies attempt to keep pace with miniaturization and other advances in information delivery systems, conventional cathode ray tube and flat panel technologies will no longer be able to provide the full range of performance characteristics, including high resolution, high level of brightness and low power consumption, required for state-of-the-art information systems.

Microvision's Retinal Scanning Display Technology

The Company's retinal scanning display technology is fundamentally different from existing commercialized display technologies.  Retinal scanning display systems create an image on the retina like a miniaturized video projector focused on the “projection screen” at the back of the viewer's eye. By continuously scanning a low power beam of colored light to “scan” rows of pixels to the retina of the viewer's eye, the retinal scanning display technology creates a high resolution, full motion image.  The light that is directed to the retina is much the same as light that is reflected to the retina from our natural environment.

The drive electronics of the retinal scanning display technology acquire and process signals from the image or data source to control and synchronize the color mix and placement.  Color pixels are generated by modulated light sources from which the intensity of each of the red, green and blue lights is varied to generate a complete palette of colors and shades.  Optical elements direct the beam of light through the pupil of the viewer’s eye to create an image on the retina. The pixels are arranged on the retina by a horizontal scanner that rapidly sweeps the light beam to place the pixels into a row, and a vertical scanner that moves the light beam downward where successive rows of pixels are drawn.  This process is continued until an entire field of rows has been placed and a full image appears to the user.

Strategy

The Company's objective is to be a leading provider of personal display and imaging technology in a broad range of professional and consumer applications.  Key elements of the Company's strategy to achieve this objective include:

I.           Strategic Partnering to Extend Marketing and Technical Reach

The Company’s key technologies have applications in several markets and products. The Company has contracted with and will continue to pursue strategic partners who will provide resources and services that would take substantial time and additional cost for the Company to develop independently. Strategic partners will be selected to provide support depending on the specific requirements of markets and products. Examples of activities that will benefit from strategic partnering are:

Custom design, manufacture and sale of high performance products.  The Company anticipates providing high performance products to professional end-users in markets with lower product volume requirements.  The Company expects that end-users in this category will include professionals in defense, medicine and industry. Depending upon the circumstances, the Company may manufacture these products using standard component suppliers and contract manufacturers as required, may license its technology to OEMs or may seek to form one or more joint ventures to manufacture the products.

Sale of components or “engines” of scanning technology. Certain potential applications of the retinal scanning display technology, such as pagers or cellular phones, could require integration of the retinal scanning display technology with other unrelated technologies.  In markets requiring volume production of personal display components or subsystems that can be integrated with non-display components, the Company may provide components, subsystems and systems design technology to OEMs under licensing agreements.

Licensing of proprietary technology to OEMs for volume manufacture of products.  The Company believes that in consumer markets the ability of personal display products to compete effectively is largely driven by the ability to price aggressively for maximum market penetration.  Significant economies of scale in volume purchasing, manufacturing and distribution are important factors in driving costs down to achieve pricing objectives and profitability.  The Company's strategy will be to seek both initial license fees from such arrangements as well as on going per unit royalties.

The Company expects that such relationships generally will involve a period of co-development during which engineering and marketing professionals from OEMs would work with the Company's technical staff to specify, design and develop a product appropriate for the targeted market and application.  The Company would charge fees to its OEM partners to compensate it for the costs of the engineering effort incurred on such development projects.  The nature of the relationships with such OEMs may vary from partner to partner depending on the proposed specifications for the retinal scanning display, the product to be developed, and the OEMs’ design, manufacturing and distribution capabilities.  The Company believes that by limiting its own direct manufacturing investment for consumer products, it will reduce the capital requirements and risks inherent in taking the retinal scanning display technology to the consumer market.

II.          Platform Model to Leverage Core Technologies

The Company is developing fundamental components of scanning technology that will be incorporated into modular “engines” that, in turn, will be integrated to create potential products. Many of these potential products will share engines and subsystems. Potential products could be customized by utilizing interchangeable components. The Company has currently defined the following key product groups for further development:

•	High Performance
•	Compact Wearable
•	Microdisplay
•	Image Capture
•	Projection

For example, all of these products may utilize a Micro-Electro Mechanical System (“MEMS”) scanner to direct a beam of light.  A compact wearable product and a projection product may use the same MEMS scanner combined with different optics, photonic or drive electronic components.  This would allow greater economies of scale in building MEMS scanners.

III.        Development of an Intellectual Property Portfolio

The Company believes that it can enhance its competitive position by reducing the cost and improving the performance of its retinal scanning display technology and by expanding its portfolio of intellectual property and proprietary rights.  A key part of the Company's technology development strategy includes developing and protecting (i) concepts relating to the function, design and application of the retinal scanning display system; (ii) component technologies and integration techniques essential to the commercialization of the retinal scanning display technology that are expected to reduce the cost and improve the performance of the system; and (iii) component technologies and integration techniques that reduce technical requirements and accelerate the pace of commercial development.  The Company is continuing to develop a portfolio of patented technologies and proprietary processes and techniques that relate directly to the functionality and to the commercial viability of the retinal scanning display technology.

Applications, Markets and Products

The Company has identified a variety of potential applications for its retinal scanning display technology, including the following:

Augmented Vision.  Augmented vision applications superimpose high contrast, monochromatic or color images and information on the user’s view of the surrounding environment as a means of enhancing the safety, precision or speed of the user's performance of tasks.  For example, a head-worn display could superimpose critical patient information such as vital signs, EKG traces, reference materials, X-rays or MRI images in a surgeon's field of vision.  For military applications, troops could be equipped with field goggles that display high definition imagery that could be viewed without blocking normal vision and could assist in threat detection, reconnaissance and other activities.

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

Hand Held or Worn Personal Communications Devices.  Manufacturers of wireless and cellular communications devices have identified the need for products that incorporate personal display units for viewing electronic mail, fax and graphic images on highly miniaturized devices.  Existing display technologies have had difficulty satisfying this demand fully because of the requirements that such devices be highly miniaturized, full format, relatively low cost and offer high resolution without requiring high levels of battery power.  The Company expects that the range of potential products in this category may include displays for cellular phones, pagers, or personal digital assistants that display electronic mail messages, faxes or other information as a bright, sharp image.

The Company has targeted various market segments for these potential applications, including defense, medical, industrial and consumer markets.  The following table identifies product development opportunities within each of these markets.

POTENTIAL MARKETS
		Defense & Public Safety	Medical	Industrial	Consumer
P O T E N T I A L A P P L I C A T I O N S	Hand held Communication Devices	• Command and control • Tactical information systems • Portable maintenance • Public safety • Law enforcement	• Patient status monitoring	• Maintenance and field service	• Fax or E-mail viewing • Internet access • E-Business
	Simulation and Entertainment Displays	• Battlefield simulation • Aircraft simulation	• Surgical training • Endoscopic surgeries	• Training	• Gaming • On-line shopping • Virtual reality
	Augmented Vision	• Pilot information systems • Mine detection • Tactical warfare data • Personnel status monitor	• Overlay of patient data during surgeries • “Head-down” viewing of patient vitals	• Maintenance • Inventory control • Factory process control • Sales automation	• Private viewing laptop systems

The Company will target early adopters of the retinal scanning display technology who, even at an earlier stage of development, would achieve significant productivity or performance gains and associated cost savings.  The Company believes that military, medical, and industrial users will value the ability of personal retinal scanning display-based displays to superimpose high contrast images on the user's natural field of vision.  Similarly, users of wireless devices, who have a need to receive critical or timely data through electronic mail, Internet or facsimile transmission, are expected to value the performance characteristics that retinal scanning display systems are expected to deliver.

Prototypes and Technology Development

The Company has developed several prototypes to demonstrate the feasibility of the retinal scanning display technology.  These prototypes are not commercial products or applications but rather are demonstration models of proposed products or next generation technology.  The first prototype developed was a tabletop model, which received output from a personal computer and generated a full color image.  Later prototypes are portable devices that, for demonstration purposes, are connected to a personal computer.  The projection optics of the portable prototypes is packaged together with vertical and horizontal scanners.

One type of demonstrator is monochromatic and is worn by the user.  A battery and the electronics that receive and condition the signal are attached to a belt that the user wears.  More than twenty fully functional wearable prototypes were built and deployed in field trials in 2000.  The prototypes were tested in industrial and medical environments.

A second demonstrator is a fully integrated color model, which is the size of a small airline carry-on bag. In 2000, the Company also developed a new full color prototype using light-emitting diodes.  This prototype demonstrated the potential for a hand held or worn full color retinal scanning display.

The Company's existing prototypes have demonstrated the technical feasibility of the retinal scanning display system and the Company's ability to miniaturize certain of its key components.  Additional work is in progress to achieve advances necessary for large-scale application, full color capability in highly miniaturized versions and design of new architectures for specific applications.  Research and product development expenses for the fiscal years ended December 31, 2000, 1999 and 1998 were $19,527,800, $10,232,700, and $3,305,600, respectively.  Substantially all of the Company's revenue to date has been derived from performance on development contracts to further develop the retinal scanning display technology to meet customer specifications.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Drive Electronics.  The drive electronics are the components that convert the image from the image source to a signal to drive the photon sources and scanner to create the image.  The Company has identified four areas where additional development of the drive electronics is necessary:

•	Further miniaturizing using integrated circuits and improving packaging techniques. To date, the Company has identified no technological barriers to the further miniaturization of the drive electronics.
•	Refining the timing and nature of the signals driving the photon sources and scanners to improve display quality.
•	Improving the drive circuitry for light-sources.
•	Achieving and improving the compatibility of the drive electronics with existing and emerging video standards. The Company's existing prototypes are compatible with current North American video format standards and the output from most personal computers. In 2001, the Company intends to further develop the retinal scanning display technology to conform to a broader range of interface standards, including existing higher resolution standards.

Photon Sources.  The photon source creates the light beam that paints the image on the retina.  In a full color retinal scanning display system, red, green and blue photon sources are modulated and mixed to generate the desired color and brightness.  Low power solid state lasers, laser diodes and light-emitting diodes (“LEDs”) are suitable photon generators for the retinal scanning display system.  Blue and green solid state lasers are currently available but are useful only for retinal scanning display applications where cost and size are not critical.  Miniaturized visible laser diodes are currently available only in red, although a number of other companies are developing blue laser diodes in anticipation of high volume consumer electronics applications.  Miniaturized LEDs are less expensive than laser diodes.  The Company expects these LEDs will provide sufficient brightness for certain applications; however, the Company still expects to use laser diodes for augmented vision applications that require maximum brightness.  The Company intends to rely on other companies’ independent work or to contract with other companies to complete development of the materials and processes necessary to produce specific configurations of green and blue LEDs and laser diodes. In 2000, the Company continued its strategic partnership alliance with Cree, Inc., a developer and manufacturer of green and blue LED’s for mass markets, to further the development of green and blue LED’s to meet the Company’s expected requirements.  The Company built a full color LED, retinal scanning display prototype to demonstrate progress with these LEDs.

Scanning.  A pair of scanners, one horizontal and one vertical is used to direct the light beam that creates the image on the retina.  In laser printers and bar code readers, a spinning or oscillating mirror is used to scan a light beam, but these polygonal mechanical scanners are typically too large and slow for use in miniaturized display applications.  To solve this problem, the Company uses its proprietary horizontal scan, Mechanical Resonance Scanner (“MRS”).  In operation, the MRS resembles a very small tuning fork with a mirrored surface.  It is tuned to resonate at the exact scanning frequency needed to generate the display, with very little power needed to keep it oscillating.  Directing the light beam at the vibrating mirror causes the light beam to scan rapidly back and forth horizontally.  A second vibrating mirror is used to direct the pixels vertically down the retina.

Continued development of the scanning subsystem for retinal scanning display devices will be required in order to allow scanning capability for current standard video formats, including high definition television, as well as new digital video standards.  Existing designs for scanner and scanner electronics may prove ineffective at higher resolutions and may need to be replaced with alternative scanning methods.  In 1998, the Company demonstrated highly miniaturized “micro-electro-mechanical system” (MEMS) versions of both horizontal and vertical scanner systems. In 1999, the MEMS development resources were augmented substantially with additional specialized staff, an on-site clean room facility and access to advanced fabrication and testing facilities at the University of Washington.  In 2000, the Company demonstrated a 2-axis MEMS scanner.  In this configuration a single scanner creates a complete display pattern. With the availability of both MRS and MEMS scanning systems, the Company has achieved important flexibility from the standpoint of developing optimal architectures for key resolution targets including SVGA resolution.

Optics.  For applications where the retinal scanning display device is to be worn, it is desirable to have an exit pupil (the range within which the viewer's eye can move and continue to see the image) of 10 to 15 millimeters.  The Company has developed an optic design that expands the exit pupil up to 15 millimeters. Additional design and engineering of this expanded exit pupil is required to develop commercial applications.  In 1999, the Company refined optics designs for both monocular (one-eye) and biocular (two-eye) prototypes.  A full “binocular” system, which incorporated two separate video channels (one for each eye), was also developed to provide the user with full stereoscopic viewing of 3-dimensional imagery.  The Company's on going optics development is directed at the creation of optical systems that exhibit lower distortion, are lighter weight and are more cost-effective to manufacture.

Human Factors, Ergonomics and Safety

As part of its research and development activities, the Company conducts on going research as to the cognitive, physiological and ergonomic factors that must be addressed by products incorporating retinal scanning display technologies and the safety of retinal scanning display technology, including such issues as the maximum permissible laser exposure limits established by American National Standards Institute (“ANSI”).  Researchers from the University of Washington Human Interface Technology Lab have concluded that laser exposure to the retina under normal operating conditions would be below the calculated maximum permissible exposure level set by ANSI.

Imaging Solutions

Industry background

During 2000, the Company increased its efforts to develop products that capture images, such as bar code readers or miniature high resolution cameras, using the retinal scanning display technology and other proprietary technology.  The Company believes that the basic components of the retinal scanning display system can be used to develop bar code readers or miniature high resolution cameras that have higher performance and lower cost than those currently available.   The Company has developed proprietary scanner technology, which it plans to use in a low cost hand held bar code scanner targeted at consumer applications.

The market for electronic image capture devices has grown significantly as the range of applications has grown.  These applications include automated data capture, machine vision-based inspection systems and image-based identity verification.  The current products that address these markets are based on pixilated light-to-charge or light-to-voltage converters such as CCD or CMOS arrays.  While these devices have been, and will continue to be very successful, we believe that our scanned beam imaging engines have the potential to deliver superior performance at a lower price.

Our competitors in the imaging solutions market are well established, large companies that have large market shares.  The industry has undergone significant consolidation over the past several years and is currently dominated by Symbol Technology.

Product Strategy

The first planned product for the imaging solutions group is a hand held bar code wand scanner.  Current hand held bar code wand scanners are the least expensive type of bar code reading devices.  However, since these devices are also the most difficult for the novice to use, they tend to create frustration for consumers. To address this problem we are developing a low cost bar code scanner that will be as easy to use as conventional laser scanners.  The device features a proprietary laser scanning mechanism that we believe will provide lower power consumption, size and cost than those currently available. In 2000, the Company built a prototype bar code scanner using this technology.  During 2001, the Company plans to continue to refine the design of the hand held scanner and introduce a hand held device for the consumer market in 2002. The device will be targeted for mobile internet applications that can be connected to existing cellular phones, personal display appliances and personal computers.  These bar code readers could be distributed through existing third party bar code distributors, OEMs or directly to commercial customers.

Optical Systems Components

Industry Background

During 2000, the Company formed a subsidiary company, Lumera, to develop and commercialize a new class of Optical Materials and devices that utilize the optical properties of these proprietary materials.  The subsidiary is an outgrowth of the Company’s on going work in photonics.  The Optical Materials are polymers that have been specifically treated to act as optical wave-guides.  By adjusting the composition of the polymer, the wave-guide properties of these Optical Materials can be changed to meet different commercial applications.  Lumera expects that these materials and devices made from them will improve the performance and reduce the cost of electro-optic components used for fiber-optic telecommunications and data communications systems, phased-array radar systems, optical computing and other photonics applications.

Lumera has established and built in-house laboratories to develop and characterize new materials, create new device designs and perform small-scale production of new devices and systems based on the Optical Materials.  As of December 31, 2000, Lumera had 12 full time employees including chromophore chemists, material scientists and device engineers.  As of December 31,2000 Microvision had funded all Lumera operations and incurred losses of $2.9 million and invested $3.2 million in capital assets.

In October 2000, Lumera entered into an exclusive license agreement with the University of Washington to license certain Optical Materials technology.  Under the terms of the license agreement, Lumera must pay the University of Washington $200,000 upon Lumera’s approval of a research plan submitted by the University of Washington.  In addition, Lumera must pay on going royalties based on revenue from products incorporating the licensed technology.  Lumera also entered into a three year sponsored research agreement with the University of Washington to fund continued development work on the Optical Materials.  Under the terms of the research agreement, Lumera must make the following payments to the University of Washington upon Lumera’s approval of the research plan submitted by the University of Washington:

(1) $9.0 million in equal quarterly payments over three years; and
(2) 802,414 shares of Lumera Common Stock.

Lumera has also committed to provide to the University of Washington $300,000 per year during the term of the research agreement for additional research related to the Optical Materials.

Product Strategy

The first product planned for introduction is a high-speed electro-optical modulator that will provide a direct replacement for currently available lithium niobate modulators.  The function of an electro-optical modulator is to encode data onto laser beams that carry and deliver that data throughout optical fiber networks.  Currently, external electro-optical modulators are made from several kinds of inorganic crystalline materials.  These materials include lithium niobate and semiconductor III-V materials such as gallium arsenide and indium phosphide.  These materials exhibit fast modulation for large volume data delivery, but have the disadvantage that they require relatively high voltages to operate.  The performance levels of inorganic materials cannot be easily improved because they are intrinsic to the properties of the constituent materials.

Lumera’s Optical Materials address the fundamental limitations of materials currently used in electro-optical modulators.  The Optical Materials are designed and created by incorporating specifically designed highly electro-active chromophores into optical wave-guide quality polymer materials to build materials systems that suit specific applications requirements. The advantage of Lumera’s approach is that the Optical Materials can be chemically designed and manipulated to optimize performance for a specific application.

Lumera plans to develop optical components that offer increased speed, reduced size and cost, greater reliability, and more efficient operation than existing electro-optic component technologies.  Moreover, Lumera believes that its Optical Materials technology is well suited to the manufacture of highly complex, highly integrated optical systems.  Lumera plans to make prototype electro-optical modulators available to customers during 2001 and begin commercial production in 2002.  Prototype devices based on the Optical Material have achieved bandwidth in excess of 100GZ and operating voltages below 1v. in demonstrations at both commercial and government research labs.

University of Washington License Agreements

The Virtual Retinal Display technology comprises a substantial part of the Company’s retinal scanning display technology. The Virtual Retinal Display technology was originally developed at the University of Washington's Human Interface Technology Lab.  In 1993, the Company acquired the exclusive rights to the Virtual Retinal Display technology and associated intellectual property from the University of Washington pursuant to an exclusive license agreement.  The scope of the license covers all possible commercial uses of the Virtual Retinal Display technology worldwide, including the right to grant sublicenses.  The license expires upon the expiration of the last of the University of Washington's patents that relate to the Virtual Retinal Display, unless sooner terminated by the Company or the University of Washington.  In granting the license, the University of Washington retained limited, non-commercial rights with respect to the Virtual Retinal Display technology, including the right to use the technology for non-commercial research and for instructional purposes and the right to comply with applicable laws regarding the non-exclusive use of the technology by the United States government.  The University of Washington also has the right to consent to the Company's sublicensing arrangements and to the prosecution and settlement by the Company of infringement disputes. In addition, the University of Washington retains the right to publish information regarding the Virtual Retinal Display technology for academic purposes.

The Company could lose the exclusivity under the license agreement if the Company fails to respond to any infringement action relating to the Virtual Retinal Display technology within 90 days of learning of such claim.  In the event of the termination of the Company's exclusivity, the Company would lose its rights to grant sublicenses and would no longer have the first right to take action against any alleged infringement.  In addition, each of the Company and the University of Washington has the right to terminate the license agreement in the event that the other party fails to cure a material breach within 30 days of written notice.  The Company may terminate the license agreement at any time by serving 90 days prior written notice on the University of Washington.  In the event of any termination of the license agreement, the license granted to the Company would terminate.

Under the terms of the License agreement, the Company agreed to pay a non-refundable fee of $5.1 million (the “License Fee”), which was fully paid in August 1997, and to issue to the University of Washington shares of the Company’s common stock.  In addition, the University of Washington is entitled to receive certain on going royalties. The Company also entered into a research agreement with the University of Washington  (the “Research Agreement”) to further develop the Virtual Retinal Display technology.

Intellectual Property and Proprietary Rights

In 1993, the Company acquired the exclusive rights to the Virtual Retinal Display technology under the License Agreement with the University of Washington.  Additional development of the Virtual Retinal Display technology took place at the University of Washington Human Interface Technology Laboratory pursuant to the Research Agreement. The University of Washington has received twenty-two patents on the Virtual Retinal Display technology and has an additional twenty-five U.S. patent applications pending in the United States and sixty-one foreign counterpart applications in certain foreign countries, all of the rights to which have been exclusively licensed to the Company.  In addition, the University of Washington has one patent pending relating to the Optical Materials technology.

The Company’s ability to compete effectively in the information display market will depend, in part, on the ability of the Company, the University of Washington and other licensors to maintain the proprietary nature of the Virtual Retinal Display technology or other technologies, including claims related to the ability to superimpose images on the user’s field of view, a Virtual Retinal Display using optical fibers, an expanded exit pupil, and the MRS.

During 1998, the Company entered into a license agreement with a third party whereby the Company acquired the exclusive license to certain intellectual property related to the design and fabrication of microminiature devices using semiconductor fabrication techniques.  The licensor has received eleven patents and has thirty-one patent applications pending pertaining to the Company’s field of use.

The Company also generates intellectual property as a result of its on going performance on development contracts and as a result of the Company’s internal research and development activities.  The Company has filed twenty-nine patent applications and received two patents in its own name resulting from these activities.  The inventions covered by such applications generally relate to component miniaturization, specific implementation of various system components and design elements to facilitate mass production.

In October 2000, Lumera acquired the exclusive rights to the Optical Materials technology and associated intellectual property from the University of Washington pursuant to an Exclusive License Agreement. Lumera also entered into a sponsored research agreement with the University of Washington  (“Sponsored Research Agreement”) to further develop the Optical Materials technology.

The Exclusive License Agreement terminates upon the expiration of the last of the University of Washington's patents that relate to the Optical Materials technology, unless terminated sooner by Lumera or the University of Washington.  In granting the license, the University of Washington retained limited, non-commercial rights to the Optical Materials technology in Lumera's field of use, including the right to use the Optical Materials technology for non-commercial research and instructional purposes and to comply with applicable laws regarding the non-exclusive use of the Optical Materials technology by the United States government. In addition, the University of Washington retains certain rights to publish information regarding the Optical Materials technology for academic purposes.

Lumera could lose the exclusivity under the Exclusive License Agreement if Lumera fails to commercialize the Optical Materials technology within a specified period after it receives commercially viable Optical Materials from the University of Washington or fails to perform its obligations under the Sponsored Research Agreement.

Under the terms of the Exclusive License Agreement, Lumera must pay a non-refundable license fee of $200,000.  In addition, the University of Washington is entitled to receive certain on going royalties.  Lumera must pay the University of Washington $9.0 million in equal quarterly payments over three years beginning with Lumera’s approval of a research plan under the sponsored research agreement and issue the University of Washington 802,414 shares of Lumera stock.  Lumera has also committed to provide to the University of Washington $300,000 per year during the term of the research agreement for additional research related to the Optical Materials.

The Company considers protection of these key enabling technologies and components to be a fundamental aspect of its strategy to penetrate diverse markets with unique products.  As such, it intends to continue to develop its portfolio of proprietary and patented technologies at the system, component and process levels.

The Company also relies on unpatented proprietary technology.  To protect its rights in these areas, the Company requires all employees, and where appropriate, contractors, consultants, advisors and collaborators to enter into confidentiality and noncompetition agreements.  There can be no assurance, however, that these agreements will provide meaningful protection for the Company’s trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

The Company has registered, with the United States Patent and Trademark Office, the mark “Microvision” with its associated “tri-curve” logo. The Company filed for registration of various other marks including “Virtual Retinal Display,” “VRD,” and “Nomad” in the United States Patent and Trademark Office.  These marks were examined and entered into the opposition phase, where an opposition was filed against the Virtual Retinal Display mark.  The Company believes the opposition filing is without merit and that the Company should prevail in the proceedings.  Regardless of the outcome, the Company believes that it will be entitled to continue to use the terms “Virtual Retinal Display,” “VRD,” and “Nomad.”

Other Technology Investment

The Company intends to pursue the acquisition and development of other imaging and display technologies as opportunities arise.

In March 1994, the Company entered into a second exclusive license agreement with the University of Washington to acquire certain imaging technology unrelated to the retinal scanning display technology.  This technology involves the projection of data and images onto the inside of a dome that is placed over the viewer’s head.  This imaging technology is referred to as HALO.  The HALO license agreement requires the Company to make payments to the University of Washington upon filing a patent application and the issuance of a patent.

In February 2001, the Company acquired a fully paid-up royalty-free exclusive license to the HALO technology in exchange for 37,000 shares of Microvision common stock and $100,000.

Competition

The information display industry is highly competitive.  The Company’s products and the retinal scanning display technology will compete with established manufacturers of miniaturized cathode ray tube and flat panel display devices, including companies such as Sony Corporation and Texas Instruments Incorporated, most of which have substantially greater financial, technical and other resources than the Company and many of which are developing alternative miniature display technologies.  The Company also will compete with other developers of miniaturized display devices. There can be no assurance that the Company’s competitors will not succeed in developing information display technologies and products that could render the retinal scanning display technology or the Company’s proposed products commercially infeasible or technologically obsolete.

The electronic information display industry has been characterized by rapid and significant technological advances.  There can be no assurance that the retinal scanning display technology or the Company’s proposed products will remain competitive with such advances or that the Company will have sufficient funds to invest in new technologies, products or processes.  Although the Company believes that its retinal scanning display technology and proposed display products could deliver images of a quality and resolution substantially better than those of commercially available miniaturized LCD and cathode ray tube based display products, there is no assurance that manufacturers of LCDs and cathode ray tubes will not develop further improvements of screen display technology that would eliminate or diminish the anticipated advantages of the Company’s proposed products.

Considerations Relating to the Company’s Business

We cannot be certain that the retinal scanning display technology or products incorporating this technology will achieve market acceptance.  If the retinal scanning display technology does not achieve market acceptance, our revenues may not grow.

Our success will depend in part on the commercial acceptance of the retinal scanning display technology.  The retinal scanning display technology may not be accepted by manufacturers who use display technologies in their products or by consumers of these products. To be accepted, the retinal scanning display technology must meet the expectations of our potential customers in the defense, medical, industrial and consumer markets.  If our technology fails to achieve market acceptance, we may not be able to continue to develop the retinal scanning display technology.

Our lack of the financial and technical resources relative to our competitors may reduce our revenues, potential profits and overall market share.

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

The electronic information display industry and the optical switching industries have been characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards.  Our success will depend upon our ability to further develop the retinal scanning display technology and the Optical Materials technology and to introduce new products and features on a cost effective basis in a timely manner to meet evolving customer requirements and compete effectively with competitors’ product advances.  We may not succeed in these efforts because of:

•	delays in product development,
•	lack of market acceptance for our products, or
•	lack of funds to invest in development.

The occurrence of any of the above factors could result in decreased revenues and market share.

Our products may be subject to future health and safety regulations that could increase our development and production costs.

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

Our success will depend in part on our ability and the ability of the University of Washington and our other licensors to maintain the proprietary nature of the retinal scanning display and related technologies.  We also rely on proprietary Optical Materials technology licensed from the University of Washington.  Although our licensors have patented various aspects of the retinal scanning display technology and applied for patents on various aspects of Optical Materials technology, and although we continue to file our own patent applications covering retinal scanning display features, Optical Materials technology and related technologies, we cannot be certain as to the degree of protection offered by these patents or as to the likelihood that patents will be issued from the pending patent applications.  Moreover, these patents may have limited commercial value or may lack sufficient breadth to protect adequately the aspects of our technology to which the patents relate.  We cannot be certain that our competitors, many of which have substantially greater resources than us and have made substantial investments in competing technologies, will not apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products.

We also rely on unpatented proprietary technology.  Third parties could develop the same or similar technology or otherwise obtain access to our proprietary technology.  We cannot be certain that we will be able to adequately protect our trade secrets, know–how or other proprietary information or prevent the unauthorized use, misappropriation or disclosure of such trade secrets, know–how or other proprietary information.

We could face lawsuits related to our use of the retinal scanning display technology.  These suits could be costly, time consuming and reduce our revenues.

We are aware of several patents held by third parties that relate to certain aspects of retinal scanning displays.  These patents could be used as a basis to challenge the validity of the University of Washington’s patents, to limit the scope of the University of Washington’s patent rights or to limit the University of Washington’s ability to obtain additional or broader patent rights.  A successful challenge to the validity of the University of Washington’s patents could limit our ability to commercialize the retinal scanning display technology and, consequently, materially reduce our revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us or by the University of Washington with respect to current and future technology.  Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually be issued with claims that will be infringed by our products or the retinal scanning display technology.  The defense and prosecution of a patent suit would be costly and time-consuming, even if the outcome were ultimately favorable to us.  An adverse outcome in the defense of a patent suit could subject us to significant cost, require others and us to cease selling products that incorporate retinal scanning display technology, or to cease licensing the retinal scanning display technology, or to require disputed rights to be licensed from third parties.  Such licenses would increase our cost or may not be available at all.  Moreover, if claims of  infringement are asserted against our future co-development partners or customers, those partners or customers may seek indemnification from us for damages or expenses they incur.

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

We currently lack the capability to manufacture products in commercial quantities.  Our success depends in part on our ability to provide our components and future products in commercial quantities at competitive prices.  Accordingly, we will be required to obtain access, through business partners or contract manufacturers, to manufacturing capacity and processes for the commercial production of our expected future products.  We cannot be certain that we will successfully obtain access to sufficient manufacturing resources. Future manufacturing limitations of our suppliers could result in a limitation on the number of products incorporating our technology that we are able to produce.

If we cannot manufacture products at competitive prices, our financial results will be adversely affected.

To date, we have produced only prototype products for research, development and demonstration purposes.  The cost per unit for these prototypes currently exceeds the level at which we could expect to profitably sell commercial versions of these products to customers.  If we cannot lower our cost of production, we may face increased demands on our financial resources, possibly requiring additional equity and/or debt financing to sustain our business operations.

If we lose the exclusive use of the Virtual Retinal Display technology or the Optical Materials technology, our business operations and prospects would be adversely affected.

We acquired the exclusive rights to the Virtual Retinal Display technology and the Optical Materials technology under exclusive license agreements with the University of Washington. If the University of Washington were to violate the terms of the license agreements by providing the technology to another company, our business, operations and prospects would be adversely affected.  In addition, we could lose the exclusivity under the license agreement if we fail to challenge, within the designated time limits, claims that other companies are using the Virtual Retinal Display technology in violation of our license agreements.

We need to collaborate with third parties to be able to successfully develop products for commercial sale.

Our strategy for developing, testing, manufacturing and commercializing the retinal scanning display technology and products incorporating the retinal scanning display technology includes entering into cooperative development, sales and marketing arrangements with corporate partners, OEMs and other third parties.  We cannot be certain that we will be able to negotiate arrangements on acceptable terms, if at all, or that these arrangements will be successful in yielding commercially viable products.  If we cannot establish these arrangements, we would require additional capital to undertake such activities on our own and would require extensive manufacturing, sales and marketing expertise that we do not currently possess and that may be difficult to obtain.  In addition, we could encounter significant delays in introducing the retinal scanning display technology or find that the development, manufacture or sale of products incorporating the retinal scanning display technology would not be feasible.  To the extent that we enter into cooperative development, sales and marketing or other joint venture arrangements, our revenues will depend upon the efforts of third parties.  We cannot be certain that any such arrangements will be successful.

We may require additional capital to continue implementing our business plan.  This may lessen the value of current stockholders’ shares.

We may need additional funds in order to, among other requirements:

•	further develop retinal scanning display technology and Optical Materials technology,
•	add manufacturing capacity,
•	add to our sales and marketing staff,
•	develop and protect our intellectual property rights, or
•	fund long-term business development opportunities.

We cannot be certain that we will be able to obtain financing when needed or that we will be able to obtain financing on satisfactory terms, if at all.  If additional funds are raised through the issuance of equity, convertible debt or similar securities, current shareholders will experience dilution and the securities issued to the new investors may have rights or preferences senior to those of the shareholders of common stock.  Moreover, if adequate funds were not available to satisfy our short–term or long–term financial needs, we would be required to limit our operations significantly.

Loss of any of our key personnel could have a negative effect on the operation of our business.

Our success depends on our officers and other key personnel and on the ability to attract and retain qualified new personnel.  Achievement of our business objectives will require substantial additional expertise in the areas of sales and marketing, research and product development, and manufacturing.  Competition for qualified personnel in these fields is intense, and the inability to attract and retain additional highly skilled personnel, or the loss of key personnel, could reduce our revenues and adversely affect our business.

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception and our operating losses may increase in the future.  Accordingly, we cannot assure you that we will ever become or remain profitable.

•	As of December 31, 2000, we had an accumulated deficit of $66.1 million.
•	We incurred net losses of $15.5 million from inception through 1997, $7.3 million in 1998, $16.7 million in 1999, and $26.6 million in 2000.

Our revenues to date have been generated from development contracts and sales of engineering prototype units.  We do not expect to generate significant revenues from product sales in 2001, and possibly thereafter.  The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered by companies formed to develop and market new technologies.  In particular, our operations to date have focused primarily on research and development of the retinal scanning display technology and development of prototypes.  We are unable to accurately estimate future revenues and operating expenses based upon historical performance.

We cannot be certain that we will succeed in obtaining additional development contracts or that we will be able to obtain customer orders for products incorporating the retinal scanning display technology.  In light of these factors, we expect to continue to incur substantial losses and negative cash flow at least through 2001 and likely thereafter.  We cannot be certain that we will become profitable or achieve positive cash flow at any time in the future.

A substantial number of our shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly.

As of March 1, 2001, we had outstanding:

•	options to purchase an aggregate of 3,229,000 shares of common stock, and
•	warrants to purchase 463,000 shares of common stock.

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

Our ability to successfully offer products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have significantly expanded the scope of our operations. In addition, we plan to continue to hire a significant number of employees during the next twelve months. The growth in business, head count and relationships with customers and other third parties has placed and will continue to place a significant strain on our management systems and resources. We will need to continue to improve our financial and managerial controls, reporting systems and procedures and will need to continue to expand, train and manage our work force.

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

Lumera’s success will depend in part on the commercial acceptance of the Optical Materials.  The optical switching industry is currently fragmented with many competitors developing different technologies.  We expect that only a few of these technologies ultimately will gain market acceptance.  The Optical Materials may not be accepted by OEMs and systems integrators of optical switching networks.  To be accepted, the Optical Material must meet the technical and performance requirements of our potential customers in the telecommunications industry.  If our Optical Materials technology fails to achieve market acceptance, we may not be able to continue to develop the technology.

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

Lumera’s revenues are highly sensitive to developments in the telecommunications industry.

Lumera’s expected revenues will be derived from product sales to OEMs and system integrators in the telecommunications industry.  We believe that sales of potential products in this market could represent a significant portion of our future revenues.  Developments that adversely affect the telecommunications sector, including delays in traffic growth, government regulation or a general economic downturn, could slow or halt our revenue growth.

Employees

As of March 1, 2000, the Company has 171 employees and 12 contractors of which 15 employees are employees of Lumera.  The Company’s employees are not subject to any collective bargaining agreements and management regards its relations with employees to be good.

ITEM 2.            DESCRIPTION OF PROPERTY

The Company currently leases approximately 67,400 square feet of combined use office and laboratory space as its headquarters facility in Bothell, Washington.  The Company also has a commitment to lease between 25,000 and 34,000 additional square feet at this facility during the fourth and fifth years of the seven-year lease, which expires in 2006.

ITEM 3.            LEGAL PROCEEDINGS

The Company is not a party to, nor is its property subject to, any material pending legal proceeding.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.            MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

The Company’s Common Stock trades on the Nasdaq National Market under the symbol “MVIS.”  As of March 1, 2001, there were 246 holders of record of 11,900,600 shares of Common Stock.  The Company has never declared or paid cash dividends on the Common Stock.  The Company currently anticipates that it will retain all future earnings to fund the operation of its business and does not anticipate paying dividends on the Common Stock in the foreseeable future.

The Company's Common Stock began trading publicly on August 27, 1996.  The quarterly high and low sales prices of the Company’s Common Stock for each full quarterly period in the last two fiscal years and the year to date as reported by the Nasdaq National Market are as follows:

Quarter Ended	Common Stock
	High	Low

March 31, 1999	16 3/4	11 3/8
June 30, 1999	30 3/8	14 3/8
September 30, 1999	26 7/16	12 3/4
December 31, 1999	31 1/2	12 1/2

March 31, 2000	68 1/2	25 3/8
June 30, 2000	56 1/2	21 3/4
September 30, 2000	55 1/8	29 3/16
December 31, 2000	39	13 5/8

January 1, 2001 to
March 1, 2001	29	16

On March 1, 2000, the last sale price for the Common Stock was $16.50.

 On December 7, 2000 the Company issued 1,000 shares of common stock to a warrant holder upon exercise of a warrant.  The Company received cash consideration of $12,500 in connection with the transaction. This transaction did not involve a public offering and was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

On December 13, 2000 the Company issued a common stock purchase warrant to Josephthal & Co., Inc.  The warrant was issued as partial consideration for placement agent services previously rendered to the Company.  The warrant provides the holder the right to purchase up to 4,907 shares of Common Stock at a price of $61.13 per share for a period of four years and four months.  This transaction did not involve a public offering and was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

ITEM 6.            SELECTED FINANCIAL DATA

A summary of selected financial data as of and for the five years ended December 31, 2000 is set forth below:

Selected Financial Data
(in thousands, except per share data)

	Year Ended December 31,
	2000	1999	1998	1997	1996
Statement of Operations Data:
Revenue	$8,121	$6,903	$7,074	$1,713	$102
Net loss available for common shareholders	(26,601)	(16,700)	(7,328)	(4,945)	(3,457)
Basic and diluted net loss per share	(2.33)	(2.04)	(1.22)	(.85)	(.90)
Weighted average shares outstanding – basic and diluted	11,421	8,169	5,994	5,806	3,832

Balance Sheet Data:
Cash, cash equivalents and investments available-for-sale	40,717	$32,167	$2,269	$8,841	$14,266
Working capital	40,551	32,802	1,358	8,441	13,321
Total assets	56,171	41,619	6,362	10,741	14,565
Long-term obligations	714	836	282	92
Total shareholders’ equity	50,042	35,359	2,589	9,164	13,509

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since the completion of its initial public offering in August 1996, the Company has established and equipped its own in-house laboratory for the continuing development of the retinal scanning display technology and has transferred the research and development work on the Virtual Retinal Display technology from the University of Washington to the Company.

The Company currently has several prototype versions of the retinal scanning display including monochromatic and color portable units and a full color tabletop model.  The Company expects to continue funding prototype and demonstration versions of products incorporating the retinal scanning display technology at least through 2001.  Future revenues, profits and cash flow and the Company’s ability to achieve its strategic objectives as described herein will depend on a number of factors, including acceptance of the retinal scanning display technology by various industries and OEMs, market acceptance of products incorporating the retinal scanning display technology and the technical performance of such products.

In 2000, the Company formed a subsidiary, Lumera Corporation (“Lumera”), to develop and commercialize a new class of non-linear optical chromophores (“Optical Materials”) and devices that utilize the optical properties of these Optical Materials.

Lumera has established and built in-house laboratories to develop and characterize new materials, create new device designs and perform small-scale production of new devices and systems based on the Optical Materials.  Lumera also entered into a three-year sponsored research agreement with the University of Washington to fund continued development work on the Optical Materials.  As of December 31, 2000, Microvision had funded all Lumera operations and incurred losses of $2.9 million and invested $3.2 million in capital assets.

The Company has incurred substantial losses since its inception and expects to continue to incur significant operating losses over the next several years.

Results of Operations

YEAR ENDED DECEMBER 31, 2000 COMPARED TO
YEAR ENDED DECEMBER 31, 1999

Revenue.  Revenue increased by approximately $1.2 million, or 18%, to $8.1 million in 2000 from $6.9 million in 1999. The increase resulted from a higher level of development contract business in 2000 than that performed in 1999 on contracts entered into in both 2000 and 1999.

To date, substantially all of the Company’s revenue has been generated from development contracts.  The Company’s customers have included both the United States government and commercial enterprises. The United States government accounted for approximately 91% and 82% of revenue during 2000 and 1999, respectively.  The Company expects its sources of revenue to fluctuate from year to year.

During 2000, the Company entered into several development contracts with both commercial and government entities for further development of the retinal scanning display technology to meet specific customer applications.

In the defense business area, the Company entered into a $5.0 million contract with the U.S. Army’s Aviation Applied Technology Directorate to continue work on an advanced helmet-mounted display and imaging system to be used in the Virtual Cockpit Optimization Program.  In addition, the Company was awarded a $2.8 million contract with the U.S. Army’s Aircrew Integrated Systems Program office to further advance the form and functional development of a helmet-mounted display.

Nomad, a monochrome head worn display, is planned to be the Company’s first commercial product which is planned for shipment in 2001.  During 2000, the Company entered into a $600,000 contract to provide a prototype Nomad and a full color prototype display to the Cleveland Clinic.  The Company has sold four additional Nomad prototypes to customers in the medical and industrial markets during 2000.  One of these customers, Telesensory, placed the first order for ten production Nomad units.

The Company ended the year with a $4.5 million backlog.  The Company expects to complete all of the backlog contracts during 2001.

Cost of Revenue.  Cost of revenue includes both the direct and indirect costs of performing on development contracts and delivering products. Direct costs include labor, materials and other costs incurred directly in the performance of specific projects.  Indirect costs include labor and other costs associated with operating the Research and Product Development department and building the technical capabilities of the Company.   The cost of revenue is determined both by the level of direct costs incurred on development contracts and by the level of indirect costs incurred in managing and building the technical capabilities and capacity of the Company.  The cost of revenue can fluctuate substantially from period to period depending on the level of both the direct costs incurred in the performance of projects and the level of indirect costs incurred.

Cost of revenue increased by approximately $1.2 million, or 23%, to $6.1 million in 2000, from $4.9 million in 1999.  The increase resulted from an increase in the direct costs associated with the Company’s performance on development contracts in 2000 from that in 1999.  The higher level of expense in 2000 as compared to 1999 also resulted from a higher level of investment made by the Company in developing its technologies through work performed on its own internal research and development projects, which resulted in greater overhead absorption by these research and development projects.

Cost of revenue in 2000 includes a provision for estimated losses on uncompleted contracts.  The Company recognizes any estimated losses on contracts in full as soon as identified.  The losses are a result of the Company’s decision to invest in strategic projects with our partners to advance the retinal scanning display technology.

The Company expects that cost of revenue on an absolute dollar basis will increase in the future.  This increase will likely result from additional development contract work that the Company expects to perform and commensurate growth in the Company’s personnel and technical capacity required for performance on such contracts.  As a percentage of contract revenue, the Company expects the cost of revenue to decline over time as the Company realizes economies of scale associated with an anticipated higher level of development contract business and as the Company’s expenditures incurred to increase its technical capabilities and capacity become less as a percentage of a higher level of revenues.

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

Research and development expense increased by $9.3 million, or 91%, to $19.5 million from $10.2 million in 1999. The increase reflects continued implementation of the Company’s operating plan, which calls for building technical staff and supporting activities, establishing and equipping in-house laboratories, and developing and maintaining intellectual property.

In April 2000, the Company entered into a $10.0 million extension of an agreement with Cree, Inc. to continue development of semiconductor light emitting diodes and laser diodes.  The Company must pay $4.5 million during the first year of the extension in four equal quarterly payments.  As of December 31, 2000, the Company had made three payments under this agreement.  The Company has pledged investments of $1.1 million as security for a letter of credit, which will be used to fund the remaining payment under the first year of the extension.  During the second year of the extension, the Company is required to pay the remaining $5.5 million in four equal quarterly payments.

The Company believes that a substantial level of continuing research and development expense will be required to develop commercial products using the retinal scanning display technology and the Optical Materials technology.  Accordingly, the Company anticipates that a high level of research and development spending will continue.  These expenses will be incurred as a result of:

•	Hiring additional technical and support personnel,
•	Expanding and equipping in-house laboratories,
•	Acquiring rights to additional technologies,
•	Subcontracting work to development partners, and
•	Incurring related operating expenses.

The Company expects that the rate of spending on research and product development will continue to grow in future quarters as we:

•	Continue development of the Company’s retinal scanning display technology,
•	Develop and commercialize the Optical Materials technology,
•	Prepare for the planned introduction of the Company’s first commercial product in 2001,
•	Accelerate development of microdisplays to meet emerging market opportunities,
•	Expand the Company’s investment in bar code reader development, and
•	Pursue other potential business opportunities.

Marketing, General and Administrative Expense.  Marketing, general and administrative expenses include compensation and support costs for sales, marketing, management and administrative staff, and for other general and administrative costs, including legal and accounting, consultants and other operating expenses.

Marketing, general and administrative expenses increased by $3.3 million, or 45%, to $10.5 million from $7.2 million in 1999.  The increase includes increased compensation and support costs for employees and contractors.  The Company expects marketing, general and administrative expenses to increase substantially in future periods as the Company:

•	Adds to its sales and marketing staff,
•	Makes additional investments in sales and marketing activities, and
•	Increases the level of corporate and administrative activity.

Non-Cash Compensation Expense.  Non-cash compensation expense increased by $1.3 million, or 503%, to $1.6 million from $264,000 in 1999.  Non-cash compensation expense includes the amortization of the value of stock options granted to individuals who are not employees or directors of the Company for services provided to the Company.

A significant component of the increase is due to a five year consulting agreement between the Company and two independent consultants, entered into in August 2000, to provide strategic business and financial consulting services.  Under the terms of the agreements, each consultant received a warrant to purchase 100,000 shares of common stock at an exercise price of $34.00 per share.  The warrants vest over three years and the unvested shares are subject to remeasurement at each balance sheet date during the vesting period.  The original value of the warrants was estimated at $5.5 million.  Due to a decrease in the Company stock price, the value at December 31, 2000 was estimated at $3.7 million.  In 2000, total non-cash amortization for these agreements was $345,000.

Interest Income and Expense.  Interest income increased by $1.9 million, or 167%, to $3.1 million from $1.2 million in 1999.  This increase resulted primarily from higher average cash and investment securities balances in 2000 than the average cash and investment securities balances in the prior year.

Interest expense was consistent with 1999 because the amount of borrowings did not change significantly.

Income Taxes.  No provision for income taxes has been recorded because the Company has experienced net losses from inception through December 31, 2000. At December 31, 2000, the Company had net operating loss carry-forwards of approximately $65.6 million for federal income tax reporting purposes.  The net operating losses begin expiring in 2005 if not previously utilized.  In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of the Company’s shareholders during any three-year period would result in a limitation on the Company’s ability to utilize its net operating loss carry-forwards.  The Company has determined that such a change of ownership occurred during 1995 and that the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $761,000.  An additional change of ownership occurred in 1996; however, the amount of the annual limitation is not material.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO
YEAR ENDED DECEMBER 31, 1998.

Revenue. Revenue decreased by approximately $171,000, or 2%, to $6.9 million in 1999 from $7.1 million in 1998. The decrease resulted from a lower level of development contract business in 1999 than that performed in 1998 on contracts entered into in both 1999 and 1998. Delays in booking development contracts and increases in certain development project budgets contributed to the decline in revenue.

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

In the defense business area, the Company entered into a $4.2 million contract with the U.S. Army’s Aircrew Integrated Systems Program Office to further advance the form and functional development of the helmet-mounted display. In March 1999, the Company entered into a $750,000 SBIR Phase II Contract with U.S. Army’s Aviation Applied Technology Directorate (“AADT”) for the design of an advanced helmet-mounted display and imaging system to be used in the Virtual Cockpit Optimization Program (“VCOP”). In September 1999, the Company entered into a $1.5 million follow-on SBIR Phase III contract with the AATD to continue development of the VCOP advanced head-worn display.

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

Cost of revenue decreased by approximately $1.5 million or 23% to $4.9 million in 1999 from $6.4 million in 1998. The decrease resulted from a decrease in the direct costs associated with the Company’s performance on development contracts in 1999 from that in 1998. The lower level of expense in 1999 as compared to 1998 also resulted from a higher level of investment made by the Company in developing its technologies through work performed on its own internal research and development projects, resulted in greater overhead absorption by such research and development projects.

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

Research and development expense increased by approximately $6.9 million or 210% to $10.2 million in 1999 from $3.3 million in 1998. The increase reflects continued implementation of the Company’s operating plan, which calls for building its technical staff and supporting activities to further develop the Company’s technology; establishing and equipping its own in-house laboratories; and developing intellectual property related to the Company’s business.

In May 1999, the Company entered into a $2.6 million one year development contract with Cree to accelerate development of semi-conductor light-emitting diodes and laser diodes for application in the Company’s proposed display and imaging products.  The increase in research and development costs includes costs associated with the work performed by Cree pursuant to the development agreement. In addition, during 1999, costs of $452,000 related to the acquisition of an exclusive license were expensed by the Company.

Marketing, General and Administrative Expense.  Marketing, general and administrative expenses include compensation and support costs for sales, marketing, management and administrative staff, and for other general and administrative costs, including legal, accounting, consultants and other operating expenses.

Marketing, general and administrative expenses increased by approximately $2.7 million or 61% to $7.2 million in 1999 from $4.5 million in 1998.  The increase includes increased compensation and support costs for employees and contractors.

Non-Cash Compensation Expense.  Non-cash compensation expense decreased by $187,000 or 41% to $264,000 in 1999 from $451,000 in 1998.  The decrease is due to the Company decreasing the practice of paying consultants with stock in lieu of cash.

Interest Income and Expense.  Interest income increased by approximately $856,000 or 279% to $1.2 million in 1999 from $307,000 in 1998.  This increase resulted from higher average cash and investment securities balances in 1999, as a result of the financing activities of the Company, from the average cash and investment securities balances in 1998.

Interest expense increased by approximately $91,000 or 111% to $172,000 in 1999 from $82,000 in 1998.  This increase resulted from interest related to higher levels of borrowings.

Preferred Stock Dividends.  The Company paid a cash dividend of $73,400 to the holder of its Series B Convertible Preferred Stock in connection with the redemption of its convertible preferred stock and issuance of common stock.  In October 1999, the Company amended the option to purchase convertible preferred stock to extend the expiration date to June 30, 2000.  This extension was accounted for as a preferred stock dividend with a fair market value $154,400.  Additionally, during 1999, the Company recorded a charge of $1.8 million attributable to the beneficial conversion feature of convertible preferred stock issued in 1999.

Income Taxes.   No provision for income taxes has been recorded because the Company has experienced net losses from inception through December 31, 1999. At December 31, 1999, the Company had net operating loss carry-forwards of approximately $34.2 million for federal income tax reporting purposes.

Liquidity and Capital Resources

The Company has funded its operations to date primarily through the sale of common stock and convertible preferred stock and to a lesser extent, revenues from development contracts and product shipments. At December 31, 2000, the Company had $40.7 million in cash, cash equivalents and investment securities.

Cash used in operating activities totaled approximately $23.1 million in 2000 compared to $14.8 million in 1999. Cash used in operating activities for each period resulted primarily from the net loss for the period.

Cash used in investing activities totaled approximately $9.3 million in 2000 compared to $33.9 million in 1999. The decrease in cash used in investing activities resulted primarily from decreases in the purchase of investment securities offset by increases in purchases of property and equipment.

The Company used cash for capital expenditures of approximately $5.4 million in 2000 compared to approximately $2.1 million in 1999. Historically, capital expenditures have been used to make leasehold improvements to leased office space and to purchase computer hardware and software, laboratory equipment and furniture and fixtures to support the Company’s growth. Capital expenditures are expected to continue to increase as the Company expands its operations. The Company currently has no material commitments for capital expenditures.

Cash provided by financing activities totaled approximately $36.9 million in 2000 compared to $49.2 million in 1999. The decrease in cash provided by financing activities resulted primarily from decreases in the net proceeds from the issuance of common stock and preferred stock in 2000.

The Company’s future expenditures and capital requirements will depend on numerous factors, including the progress of its research and development program, the progress in commercialization activities and arrangements, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments and the ability of the Company to establish cooperative development, joint venture and licensing arrangements.  In order to maintain its exclusive rights under the Company’s license agreement with the University of Washington, the Company is obligated to make royalty payments to the University of Washington with respect to the Virtual Retinal Display technology. If the Company is successful in establishing OEM co-development and joint venture arrangements, the Company expects its partners to fund certain non-recurring engineering costs for technology development and/or for product development.  Nevertheless, the Company expects its cash requirements to increase significantly each year as it expands its activities and operations with the objective of commercializing the retinal scanning display technology and other technologies.

The Company believes that its cash, cash equivalent and investment securities balances totaling $40.7 million, will satisfy its budgeted cash requirements for at least the next 12 months based on the Company’s current operating plan.  Actual expenses, however, may exceed the amounts budgeted therefore and the Company may require additional capital earlier to further the development of its technology, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties.  In addition, the Company’s operating plan calls for the addition of sales, marketing, technical and other staff and the purchase of additional laboratory and production equipment.  The operating plan also provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by the Company. There can be no assurance that additional financing will be available to the Company or that, if available, it will be available on terms acceptable to the Company on a timely basis.  If adequate funds are not available to satisfy either short-term or long-term capital requirements, the Company may be required to limit its operations substantially.  The Company’s capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can, directly or through arrangements with OEMs, introduce products incorporating the retinal scanning display technology and the market acceptance and competitive position of such products.

Subsequent Events

In February 2001, the Company acquired a fully paid-up royalty-free exclusive license to the HALO technology in exchange for 37,000 shares of Microvision common stock and $100,000.

In March 2001, Lumera raised $21.4 million, net of issuance costs, from the sale of 2,136,000 shares of convertible preferred stock to a group of investors in a private placement.  In addition, Lumera issued 264,000 shares of convertible preferred stock to Microvision to retire $2.6 million of intercompany debt.  The convertible preferred shares are convertible to an equal number of shares of common stock at the option of the holder.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company’s cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates.  Due to the generally short-term maturities of these investment securities, the Company believes that the market risk arising from its holdings of these financial instruments is not significant.  A one-percent change in market interest rates would have approximately a $407,200 impact on the fair value of the investment securities.

Presently, all of the Company’s development contract payments are made in U.S. dollars and, consequently, the Company believes it has no foreign currency exchange rate risk.  However, in the future the Company may enter into development contracts in foreign currencies which may subject the Company to foreign exchange rate risk.  The Company does not have any derivative instruments and does not presently engage in hedging transactions.

The weighted average maturities of cash equivalents and investment securities, available-for-sale, as of December 31, 2000, are as follows.

	Amount	Percent
Cash	$350,200	0.9%
Less than one year	14,867,200	36.5%
One to two years	18,300,000	44.9%
Two to three years	7,200,000	17.7%
	$40,717,400	100.0%

ITEM 8.            FINANCIAL STATEMENTS

Report of Independent Accountants

To the Board of Directors
and Shareholders of
Microvision, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders’ equity, of comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Microvision, Inc. and its subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Seattle, Washington
February 15, 2001, except as
to the second paragraph of Note 16
which is as of March 14, 2001

Microvision, Inc.
Consolidated Balance Sheet

	December 31,
	2000	1999

Assets
Current assets
Cash and cash equivalents	$7,307,400	$2,798,000
Investment securities, available-for-sale	33,410,000	29,369,400
Accounts receivable, net of allowances of $93,000 and $60,000	1,032,500	1,024,500
Costs and estimated earnings in excess of billings on uncompleted contracts	2,116,400	2,000,400
Current restricted investments	1,125,000	650,000
Other current assets	975,600	847,700

Total current assets	45,966,900	36,690,000

Long-term investment, at cost	623,600	623,600
Property and equipment, net	7,515,900	3,054,700
Restricted investments	951,000	1,100,000
Receivables from related parties	999,900	-
Other assets	113,900	150,700

Total assets	$56,171,200	$41,619,000

The accompanying notes are an integral part of these financial statements.

Liabilities, Mandatorily Redeemable Convertible
Preferred Stock and Shareholders' Equity
Current liabilities
Accounts payable	$1,974,500	$1,453,100
Accrued liabilities	2,359,000	2,000,100
Allowance for estimated contract losses	295,000	-
Billings in excess of costs and estimated earnings on uncompleted contracts	418,600	167,000
Current portion of capital lease obligations	316,500	220,800
Current portion of long-term debt	51,900	46,900

Total current liabilities	5,415,500	3,887,900

Capital lease obligations, net of current portion	182,300	279,400
Long-term debt, net of current portion	289,600	341,500
Deferred rent, net of current portion	242,100	214,800

Total liabilities	6,129,500	4,723,600

Commitments and contingencies (Note 11)	-	-

Mandatorily Redeemable Convertible Preferred Stock, no par
value, 1,600 shares authorized; 0 and 1,600 issued and outstanding	-	1,536,000
Shareholders' equity
Common stock, no par value, 31,250,000 shares
authorized; 11,883,540 and 10,140,733 shares issued
and outstanding	120,506,100	75,518,300
Deferred compensation	(4,378,200)	(213,100)
Subscriptions receivable from related parties	(403,200)	(349,100)
Accumulated other comprehensive income (loss)	454,200	(60,600)
Accumulated deficit	(66,137,200)	(39,536,100)

Total shareholders' equity	50,041,700	35,359,400

Total Liabilities, Mandatorily Redeemable Convertible
Preferred Stock and Shareholders' Equity	$56,171,200	$41,619,000

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Operations

	Year ended December 31,
	2000	1999	1998

Revenue	$8,120,600	$6,902,700	$7,074,100

Cost of revenue	6,075,800	4,943,500	6,416,900

Gross margin	2,044,800	1,959,200	657,200

Research and development expense (exclusive of non-cash compensation expense of $7,400, $33,700 and $20,200 for 2000, 1999 and 1998, respectively)	19,520,400	10,199,000	3,285,400

Marketing, general and administrative expense (exclusive of non-cash compensation expense of $1,584,400, $230,300 and $430,300 for 2000, 1999 and 1998, respectively)	10,475,400	7,205,200	4,474,300

Non-cash compensation expense	1,591,800	264,000	450,500

Total operating expenses	31,587,600	17,668,200	8,210,200

Loss from operations	(29,542,800)	(15,709,000)	(7,553,000)

Interest income	3,105,300	1,163,200	307,100
Interest expense	(163,600)	(172,200)	(81,600)

Net loss	(26,601,100)	(14,718,000)	(7,327,500)

Less: Preferred dividend	-	(227,800)	-
Non-cash beneficial conversion feature
of Series B Preferred Stock	-	(1,754,300)	-

Net loss available for common shareholders	$(26,601,100)	$(16,700,100)	$(7,327,500)

Net loss per share - basic and diluted	$(2.33)	$(2.04)	$(1.22)

Weighted-average shares outstanding -
basic and diluted	11,420,600	8,168,600	5,993,500

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Shareholders' Equity

				Subscriptions	Accumulated
				receivable	other
	Common stock		Deferred	from related	comprehensive	Accumulated	Shareholders'
	Shares	Amount	compensation	parties	(loss) income	deficit	equity

Balance at December 31, 1997	5,920,264	$25,375,300	$(701,200)	$-	$(1,200)	$(15,508,500)	$9,164,400

Issuance of stock to board members for services	24,000	120,000	(120,000)				-
Exercise of warrants and options	116,862	344,600		(78,900)			265,700
Issuance of stock and options for services	3,500	34,700					34,700
Deferred compensation on stock options		5,300	(5,300)				-
Forfeitures of unvested stock options		(137,300)	137,300				-
Amortization of deferred compensation			450,500				450,500
Other comprehensive income					1,200		1,200
Net loss						(7,327,500)	(7,327,500)
Balance at December 31, 1998	6,064,626	25,742,600	(238,700)	(78,900)	-	(22,836,000)	2,589,000

Issuance of stock to board members for services	5,400	149,400	(149,400)				-
Exercise of warrants and options	2,961,214	33,556,500		(270,200)			33,286,300
Sales of common stock	709,493	9,738,100					9,738,100
Beneficial conversion feature of mandatorily redeemable preferred stock, net of costs		1,754,300				(1,754,300)	-
Conversion of preferred stock	400,000	4,334,000					4,334,000
Deferred compensation on stock options		197,000	(197,000)				-
Forfeitures of unvested stock options		(108,000)	108,000				-
Amortization of deferred compensation			264,000				264,000
Dividend on preferred stock		154,400				(227,800)	(73,400)
Other comprehensive loss					(60,600)		(60,600)
Net loss						(14,718,000)	(14,718,000)
Balance at December 31, 1999	10,140,733	75,518,300	(213,100)	(349,100)	(60,600)	(39,536,100)	35,359,400

The accompanying notes are an integral part of these financial statements.

Balance at December 31, 1999 (continued)	10,140,733	75,518,300	(213,100)	(349,100)	(60,600)	(39,536,100)	35,359,400

Issuance of stock and options to board members for services	3,400	622,500	(622,500)				-
Exercise of warrants and options	1,108,157	13,341,800		(284,600)			13,057,200
Sales of common stock	500,000	23,976,900					23,976,900
Issuance of stock for acquisition of license	31,250	376,200					376,200
Conversion of mandatorily redeemable preferred stock	100,000	1,536,000					1,536,000
Deferred compensation on warrants and options		6,870,500	(6,870,500)				-
Revaluations of warrants		(1,736,100)	1,736,100				-
Collection of subscriptions receivable				230,500			230,500
Amortization of deferred compensation			1,591,800				1,591,800
Other comprehensive income					514,800		514,800
Net loss						(26,601,100)	(26,601,100)
Balance at December 31, 2000	11,883,540	$120,506,100	$(4,378,200)	$(403,200)	$454,200	$(66,137,200)	$50,041,700

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Comprehensive Loss

	Year ended December 31,
	2000	1999	1998

Net loss	$(26,601,100)	$(14,718,000)	$(7,327,500)

Other comprehensive income (loss) - unrealized gain (loss) on investment securities, available-for-sale	514,800	(60,600)	1,200

Comprehensive loss	$(26,086,300)	$(14,778,600)	$(7,326,300)

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Cash Flows

	Year ended December 31,
	2000	1999	1998

Cash flows from operating activities
Net loss	$(26,601,100)	$(14,718,000)	$(7,327,500)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	1,247,000	675,600	468,900
Non-cash expenses related to issuance of stock, warrants
and options, and amortization of deferred compensation	1,591,800	264,000	485,200
Non-cash deferred rent	27,300	49,200	-
Allowance for estimated contract losses	295,000	(228,000)	228,000
Change in
Accounts receivable	(8,000)	514,300	(1,388,800)
Costs and estimated earnings in excess of billings on uncompleted contracts	(116,000)	(1,241,900)	85,300
Other current assets	(127,900)	(564,900)	(169,700)
Receivables from related parties	(999,900)	-	-
Other assets	36,800	(31,700)	(99,000)
Accounts payable	521,400	125,400	559,500
Accrued liabilities	735,900	972,000	312,200
Billings in excess of costs and estimated earnings on uncompleted contracts	251,600	(604,500)	771,500
Net cash used in operating activities	(23,146,100)	(14,788,500)	(6,074,400)

Cash flows from investing activities
Sales of investment securities	29,685,700	26,146,600	7,695,100
Purchases of investment securities	(33,211,500)	(55,576,600)	(3,901,900)
Sales of restricted investment securities	4,174,000	1,950,000	-
Purchases of restricted investment securities	(4,500,000)	(3,700,000)	-
Purchase of long-term investment	-	(623,600)	-
Purchases of property and equipment	(5,429,300)	(2,090,500)	(696,300)

Net cash (used in) provided by investing activities	(9,281,100)	(33,894,100)	3,096,900

The accompanying notes are an integral part of these financial statements.

Cash flows from financing activities
Principal payments under capital leases	(280,300)	(163,400)	(68,400)
Principal payments under long-term debt	(46,900)	(31,600)	-
Increase in deferred rent	-	165,600	-
Increase in long-term debt	-	420,000	-
Payment of preferred dividend	-	(73,400)	-
Payments received on subscriptions receivable	230,500	-	-
Net proceeds from issuance of common stock	37,033,300	42,730,500	265,700
Net proceeds from issuance of preferred stock	-	6,163,900	-

Net cash provided by financing activities	36,936,600	49,211,600	197,300

Net increase (decrease) in cash and cash equivalents	4,509,400	529,000	(2,780,200)

Cash and cash equivalents at beginning of year	2,798,000	2,269,000	5,049,200

Cash and cash equivalents at end of year	$7,307,400	$2,798,000	$2,269,000

Supplemental disclosure of cash flow information

Cash paid for interest	$163,600	$172,200	$81,600

Supplemental schedule of non-cash investing and financing activities

Property and equipment acquired under capital leases	$278,900	$245,700	$394,000

Beneficial conversion feature of Series B Preferred Stock	$-	$1,754,300	$-

Non-cash dividend on Series B Preferred Stock	$-	$154,400	$-

Conversion of preferred stock to common stock	$1,536,000	$4,334,000	$-

Payment for exclusive license agreement by issuance of common stock	$377,000	$-	$-

Exercise of stock options for subscriptions receivable	$284,600	$270,200	$78,900

Deferred compensation - warrants, options and stock grants	$5,756,900	$238,400	$125,300

Unrealized gain (loss) in investment securities, available-for-sale	$514,800	$(60,600)	$1,200

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Notes to Consolidated Financial Statements

1.          The Company

Microvision, Inc. (“the Company”), a Washington corporation, was established to acquire, develop, manufacture and market retinal scanning display (“RSD”) technology, which projects images onto the retina of the eye. The Company has entered into contracts with commercial and U.S. government customers to develop applications using the RSD technology. As part of these contracts, the Company has produced and delivered several demonstrator units.  The Company is working to commercialize the RSD technology for potential defense, healthcare, industrial and consumer applications.

Lumera Corporation (“Lumera”), a majority owned subsidiary of Microvision, is a development stage company.  Lumera was established to develop, manufacture and market optical devices using organic non-linear chromophore materials.  Lumera is working to commercialize the devices for potential optical networking applications.

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

Principles of consolidation
The consolidated financial statements include the accounts of the Company and Lumera.  Lumera is engaged in the research and development of new materials and devices that utilize organic non-linear Optical Materials.  As of December 31, 2000 the Company owned 76% of Lumera.  The balance of Lumera is owned by its directors, Microvision employees and the University of Washington (“UW”).  As of December 31, 2000, Lumera had an accumulated deficit and Microvision had provided the financing for Lumera.  As a result, Microvision has included all of the Lumera loss in its consolidated statements and no minority interest is presented.  All material intercompany accounts and transactions have been eliminated in consolidation.

Cash, cash equivalents and investment securities
The Company considers all investments that mature within 90 days of the date of purchase to be cash equivalents.

Short-term investment securities are primarily debt securities.  The Company has classified its entire investment portfolio as available-for-sale.  Available-for-sale securities are stated at fair value with unrealized gains and losses included in other comprehensive income (loss).  Dividend and interest income are recognized when earned.  Realized gains and losses are included in other income.  The cost of securities sold is based on the specific identification method.

Restricted Cash
The current portion of restricted cash represents a certificate of deposit held as collateral for a letter of credit issued to secure payment on a development contract.

The long-term portion of restricted cash represents a certificate of deposit held as collateral for letters of credit issued in connection with a lease agreement for the corporate headquarters building.  Most of the balance is required to be maintained for the term of the lease.

Long-term investment
In December 1999, the Company purchased 389,766 shares in Gemfire Corporation (“Gemfire”), a privately held corporation. Gemfire is a developer of components for display applications using diode lasers. The Company accounts for the investment in Gemfire using the cost method.

Property and equipment
Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method.  Leasehold improvements are depreciated over the shorter of estimated useful lives or the lease term.

Revenue recognition
Revenue has primarily been generated from contracts for further development of the RSD technology and to produce prototypes for commercial enterprises and the United States government.  Revenue on such contracts is recorded using the percentage-of-completion method measured on a cost incurred basis.  Losses, if any, are recognized in full as soon as identified.  Changes in contract performance, contract conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined.  Profit incentives are included in revenue when realization is assured.

Cost and estimated earnings in excess of billings on uncompleted contracts comprises amounts of revenue recognized on contracts that the Company has not yet billed to a customer because the amounts were not contractually billable at December 31, 2000 and 1999.

Revenue for product shipments is recognized upon acceptance of the product by the customer.

Concentration of credit risk and sales to major customers
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash equivalents, investments and accounts receivable.  The Company typically does not require collateral from its customers.  The Company has a cash investment policy that generally restricts investments to ensure preservation of principal and maintenance of liquidity.

The United States government accounted for approximately 91%, 82% and 83% of total revenue during 2000, 1999 and 1998, respectively.  Three commercial enterprises represented 5%, 16% and 17% of total revenues during 2000, 1999, and 1998, respectively.

Income taxes
The Company provides for income taxes under the principles of Statement of Financial Accounting Standards (“SFAS”) No. 109, which requires that provisions be made for taxes currently due and for the expected future tax effects of temporary differences between book and tax bases of assets and liabilities and for loss and credit carry forwards.

Net loss per share
Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods.  Net loss per share assuming dilution is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potential common stock equivalents and convertible securities.  Net loss per share assuming dilution for 2000, 1999 and 1998 is equal to basic net loss per share since the effect of potential common stock equivalents outstanding during the periods, including convertible preferred stock, options and warrants computed using the treasury stock method, is anti-dilutive.  The common stock equivalents and convertible securities that were not included in the earnings per share were 3,517,000, 3,365,300 and 4,971,300 at December 31, 2000, 1999 and 1998 respectively.

Research and development
Research and development costs are expensed as incurred.

Fair value of financial instruments
The Company’s financial instruments include cash and cash equivalents, investment securities, accounts receivable, accounts payable, accrued liabilities, long-term debt and capital lease obligations.  Except for capital leases and long-term debt, the carrying amounts of financial instruments approximate fair value due to their short maturities.  The carrying amount of capital leases and long-term debt at December 31, 2000 and 1999 was not materially different from the fair value based on rates available for similar types of arrangements.

Long-lived assets
The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows and recognizes impairment of the carrying value of long-lived assets, if any, based on the fair value of such assets.

Stock-based compensation
The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related amendments and interpretations, including FASB Interpretation Number 44, “Accounting for Certain Transactions Involving Stock Compensation,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18.

New accounting pronouncements
In June 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the impact of the adoption of SFAS No. 133 is not currently expected to have a material impact on financial position, results of operations or cash flows. The Company will be required to implement SFAS No. 133 in the first quarter of fiscal 2001.

In September 2000, the FASB issued SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS 140 replaces SFAS 125, revising the standards governing the accounting for securitizations and other transfers of financial assets and collateral.   Adoption of FAS 140 is required for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001.  The Company is currently evaluating the impact of FAS 140, if any, on current accounting policies regarding the service of assets and extinguishment of liabilities.

3.          Investments available-for-sale

The following table summarizes the composition of the Company’s available-for-sale investment securities at December 31, 2000 and 1999.  The available-for-sale investment securities at December 31, 1999 includes current restricted investments and restricted investments of $650,000 and $1,100,000, respectively.
	December 31, 2000
	Amortized	Aggregate
	cost basis	fair value
U.S. corporate debt securities	$18,278,000	$18,532,400
U.S. government agency debt securities	14,677,800	14,877,600
	$32,955,800	$33,410,000

	December 31, 1999
	Amortized	Aggregate
	cost basis	fair value
U.S. corporate debt securities	$8,588,400	$8,592,500
U.S. government agency debt securities	22,591,600	22,526,900
	$31,180,000	$31,119,400

4.          Accrued liabilities

             Accrued liabilities consist of the following:

	December 31,
	2000	1999

Payroll and payroll taxes	$564,000	$435,000
License fees	-	452,000
Professional fees	79,600	425,500
Bonuses	657,000	185,200
Subcontractors	469,600	178,100
Compensated absences	225,000	158,200
Other	363,800	166,100
	$2,359,000	$2,000,100

5.          Property and equipment, net

Property and equipment consist of the following:

	December 31,
	2000	1999

Office furniture and equipment	$787,300	$654,100
Computer hardware and software	2,214,300	1,151,000
Lab equipment	3,278,100	1,273,900
Leasehold improvements	3,799,600	1,292,100

	10,079,300	4,371,100

Less: Accumulated depreciation	(2,563,400)	(1,316,400)
	$7,515,900	$3,054,700

6.          Receivables from related parties

In 2000, the Board of Directors authorized the Company to provide unsecured lines of credit to each of the Company’s three executive directors.  The limit of the lines of credit is three times the executives’ base salary less any amounts outstanding under the Executive Option Exercise Loan Plan.  The lines of credit earn interest at a rate of 5.8% to 6.22%.  The lines of credit must be repaid within one year of the executive’s termination.  At December 31, 2000, a total of $999,900 was outstanding under the lines of credit.

In 2000 and 1999, three executive officers of the Company exercised a total of 128,284 and 57,750 stock options, respectively, in exchange for full recourse notes totaling $284,600 and $270,200, respectively.  These notes bear interest at 4.64% to 6.56% per annum.  Each note is payable in full upon the earliest of (1) a fixed date ranging from January 31, 2001 to December 31, 2004 depending on the expiration of the options exercised; (2) the sale of all of the shares acquired with the note; (3) on a pro rata basis upon the partial sale of shares acquired with the note, or (4) within 90 days of the officer’s termination of employment.  The notes are included as subscriptions receivable from related parties in shareholders’ equity on the consolidated balance sheet.

The interest on both the lines of credit and the full recourse notes is forgiven if the executive is an employee of the Company at December 31 of the respective year.  Compensation expense of $43,900 and $13,200 was recognized in 2000 and 1999, respectively, for interest forgiven.

7.          Preferred stock

In January 1999, the Company raised $5.0 million (before issuance costs) from the sale of 5,000 shares of Series B-1 convertible preferred stock to a private investor, who is also a director, in a private placement.  The preferred stock was immediately convertible into common stock at a rate of $12.50 in preferred stock per common share and carried a cumulative dividend of 4% per annum, payable in cash or additional convertible preferred stock at the election of the Company.  The investor also acquired an option to purchase an additional 1,600 shares of Series B-2 convertible preferred stock with an exercise price of $16.00 per share with a six-month maturity and an option to purchase an additional 1,920 shares of Series B-3 convertible preferred stock with an exercise price of $19.20 per share with a nine-month maturity from the closing date of the transaction

In May 1999, the Company redeemed the Series B-1 convertible preferred stock and issued 400,000 shares of common stock. In addition, the Company paid a cash dividend of $73,400 to the investor at the time of the redemption.

In July 1999, the investor exercised the option to purchase 1,600 shares of Series B-2 Convertible Preferred Stock for $1.6 million (before issuance costs). The preferred stock was immediately convertible at a rate of $16.00 of preferred stock per common share.  Unless converted sooner at the election of the investor, the convertible preferred stock would have automatically converted into 100,000 shares of common stock at the end of its five-year term. The Series B-2 Convertible Preferred Stock was subject to mandatory redemption at the election of the preferred shareholder upon certain liquidation events (as defined).   The convertible preferred stock carried a cumulative dividend of 4% per annum, payable in cash or additional convertible preferred stock at the election of the Company. Due to the mandatory redemption feature noted above, the carrying value of the Series B-2 convertible preferred stock was classified as temporary equity.

The conversion prices of the Series B-1 and Series B-2 convertible preferred stock were less than the closing prices of the Company’s common stock on the dates of commitment to purchase the preferred stock.  This beneficial conversion feature was valued at $1.8 million. This “discount” is treated as a preferred stock dividend and recorded to accumulated deficit over the period between the date of sale and the date on which the preferred stock first becomes convertible. Because the preferred stock was immediately convertible, the entire value of the beneficial conversion feature was recorded as a dividend in 1999.

In October 1999, the Company amended the option to purchase 1,920 shares of the Series B-3 Convertible preferred stock to extend the expiration date of the option to June 30, 2000.  In consideration of the extension, the holder waived the right to receive dividends on the outstanding Series B-2 convertible preferred stock. The terms of the option were also amended to an option to purchase 100,000 shares of common stock at a conversion price of $19.20.  The amendment was accounted for as a preferred stock dividend with a fair market value of $154,400.

In March 2000, the Company redeemed 1,600 shares of Series B-2 mandatorily redeemable convertible preferred stock and issued 100,000 shares of common stock.

8.          Common stock

In April 1999, the Company raised $6.0 million (before issuance costs) from the sale of 440,893 shares of common stock to a private investor in a private placement.  The investor also acquired two warrants to purchase additional common stock, one with a five-year term and the other with a one-year term.

In May 1999, the Company raised $4.5 million (before issuance costs) from the sale of 268,600 shares of common stock to Cree Inc. (“Cree”) in a private placement. Concurrently with the sale of the stock, the Company entered into a one-year $2.6 million development contract with Cree to accelerate development of semi-conductor light-emitting diodes and laser diodes for application with the Company’s proposed display and imaging products. The agreement called for payment of the $2.6 million cost of the project in four equal quarterly payments, the first of which was made concurrently with the signing of the agreement.

In April 2000, the Company raised $25.0 million (before issuance costs) from the issuance of 500,000 shares of common stock to Cree and General Electric Pension Trust.  Concurrently, the Company entered into a two-year, $10.0 million extension of the development agreement with Cree.  The Company must pay $4.5 million during the first year of the extension in four equal quarterly payments.  The first payment was made concurrently with the signing of the extension.  The Company has deposited $1.1 million in a certificate of deposit in a financial institution to secure a letter of credit, which will be used to fund the remaining payment under the first year of the extension.  During the second year of the extension, the Company is required to pay the remaining $5.5 million in four equal quarterly payments.

In June 2000, the Company raised $1.9 million (before issuance costs) from the exercise, by the investor, of an option to purchase 100,000 shares of common stock at a price of $19.20 per share.

9.          Warrants

On April 11, 2000, the Company received $7.5 million (before issuance cost) upon exercise of a warrant to purchase 418,848 shares of common stock at a price of $17.91 per share. In December 2000, the Company issued fully vested warrants to purchase 4,907 shares of common stock, for $61.13 per share, to a consultant in payment of fees arising from this transaction.

On August 10, 2000, the Company issued warrants to purchase an aggregate of 200,000 shares of common stock to two consultants in connection with entering into certain consulting agreements with the Company.  One of the consultants subsequently became a director.  The warrants grant each of the holders the right to purchase up to 100,000 shares of common stock at a price of $34.00 per share.  The warrants vest over three years and are subject to remeasurement at each balance sheet date during the vesting period.  The original value of the warrants was estimated at $5,476,000.  Due to a decrease in the Company stock price, the value at December 31, 2000 was estimated at $3,739,900.  Total non-cash amortization expense during the year was $345,400.  The fair value of the warrants was estimated at the issue date and December 31, 2000 using the Black-Scholes option-pricing model with the following weighted-average assumptions:  dividend yield of zero percent; expected volatility of 83% risk-free interest rates of 6.0%; and expected lives of 10 years.

The following summarizes activity with respect to warrants during the three years ended December 31, 2000:

		Exercise
	Shares	price

Outstanding at December 31, 1997	2,689,738	$4.80-12.00

Granted	17,676	12.00
Exercised	(31,684)	8.00-9.60
Canceled/expired	(69,566)	8.00-9.60
Outstanding at December 31, 1998	2,606,164	4.80-12.00

Granted	652,688	8.00-20.32
Exercised	(2,533,428)	4.80-12.00
Canceled/expired	(21,734)	8.00-12.00
Outstanding at December 31, 1999	703,690	4.80-20.32

Granted	261,157	19.20-61.13
Exercised	(484,962)	4.80-20.32
Canceled/expired	(16,933)	6.40-18.00

Outstanding at December 31, 2000	462,952	8.00-61.13
Exercisable at December 31, 2000	462,952	$8.00-61.13

10.        Options

During 1993, the Company adopted the 1993 Stock Option Plan (“the 1993 Plan”), which provides for granting incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) to employees, directors, officers and certain non-employees of the Company as determined by the Board of Directors, or its designated committee (“Plan Administrator”), for the purchase of up to a total of 228,938 shares of the Company’s authorized but unissued common stock.  The date of grant, option price, vesting period and other terms specific to options granted under such plan were determined by the Plan Administrator.  In September 1995, an additional 625,000 shares were reserved for issuance under the 1993 Plan.  The Company expects to terminate the 1993 Plan effective immediately following the issuance of the shares of common stock subject to the outstanding grants thereunder.

During 1994, the Company adopted the 1994 Combined Incentive and Nonqualified Stock Option Plan (“the 1994 Plan”), which provides for the granting of ISOs and NSOs to employees, directors, officers and certain non-employees of the Company as determined by the Plan Administrator for the purchase of common shares not to exceed a total of 435,000 of the Company’s authorized but unissued shares of common stock.  The date of grant, option price, vesting terms and other terms specific to options granted under such plan were determined by the Plan Administrator. The 1994 Plan was terminated in 1999 following the final issuance of the shares of common stock for outstanding grants.

During 1996, the Company adopted the 1996 Stock Option Plan (“the 1996 Plan”) and the 1996 Independent Director Stock Plan (“the Directors Stock Plan”).  The 1996 Plan, as amended, provides for granting ISOs and NSOs to employees, officers and agents of the Company as determined by the Plan Administrator, for the purchase of up to 5,500,000 shares of the Company’s authorized but unissued common stock.  Effective in June 2000, the shareholders authorized the Company to reserve an additional 2,500,000 shares under the 1996 Plan.  The terms and conditions of any options granted, including date of grant, the exercise price and vesting period are to be determined by the Plan Administrator.  The Independent Directors Stock Plan provides for granting up to a total of 75,000 shares of common stock to non-employee directors of the Company.

During 2000, the Company adopted the Independent Director Stock Option Plan (“the Director Option Plan”).  The Director Option Plan provides for an annual NSO grant to each director to purchase 5,000 shares of the Company’s authorized but unissued common stock.  The total number of authorized shares is 150,000.  Options are granted to continuing directors each year on the date of their appointment and granted to new directors on the effective appointment dates.  Exercise prices are set at the average closing price of the Company’s stock during the ten-day period immediately preceding the grant date.

During 2000, the Company issued 90,809 NSO options to employees, who are not executive officers of the Company, outside of its stock option plans.  The Company issued such options during the period from March until June 2000 when shareholders authorized 2,500,000 additional shares under the 1996 Plan. The terms and conditions of the options issued are the same as those issued under the 1996 Plan.

Stock options issued under the 1993 Plan vest over three years and expire five years after the date of vesting.  Stock options issued under the 1996 Plan and the options issued outside of any other plan vest over three to four years and typically expire after ten years.  Stock options issued under the Director Option Plan vest one day prior to the first regular Annual Shareholder Meeting following the grant date.

The following table summarizes activity with respect to options for the three years ended December 31, 2000:

		Weighted-
		average
		exercise
	Shares	price

Outstanding at December 31, 1997	1,983,467	$11.07

Granted:
Exercise price greater than fair value	474,043	18.88
Exercise price equal to fair value	96,575	11.91
Exercise price less than fair value	5,000	7.88
Exercised	(85,178)	4.05
Forfeited	(108,756)	14.65
Outstanding at December 31, 1998	2,365,151	12.75

Granted:
Exercise price greater than fair value	326,444	25.90
Exercise price equal to fair value	380,123	21.33
Exercised	(431,274)	7.45
Forfeited	(178,755)	17.90
Outstanding at December 31, 1999	2,461,689	16.38

Granted:
Exercise price greater than fair value	5,000	39.74
Exercise price equal to fair value	1,234,578	33.94
Exercise price less than fair value	85,000	35.58
Exercised	(518,995)	7.49
Forfeited	(213,138)	29.38
Outstanding at December 31, 2000	3,054,134	24.65

The following table summarizes information about the weighted-average fair value of options granted:
	Year ended December 31,
	2000	1999	1998

Exercise price greater than fair value	$16.09	$9.31	$4.71
Exercise price equal to fair value	23.70	14.88	6.70
Exercise price less than fair value	25.81	-	5.28

The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

	Options outstanding			Options exerciable
		Weighted-
	Number	average	Weighted-	Number	Weighted-
Range of	outstanding at	remaining	average	exercisable at	average
exercise	December 31,	contractual	exercise	December 31,	exercise
prices	2000	life	price	2000	price

$6.00-$8.80	365,865	3.34	$7.10	365,865	$7.10
$9.06-$14.00	257,761	6.85	$12.92	229,095	$13.10
$14.06-$23.50	917,810	7.67	$20.64	456,353	$19.42
$23.69-$37.50	1,321,568	8.84	$31.87	99,928	$30.29
$37.56-$57.75	186,731	9.52	$43.02	-	-
$60.75-$61.13	4,399	9.17	$60.83	-	-
$6.00-$61.13	3,054,134			1,151,241

Deferred compensation of $1,840,000, $137,000 and $125,300 was recorded during 2000, 1999 and 1998, respectively, for stock options granted to employees and directors at exercise prices below fair market value.

Had compensation cost for options issued been determined using the fair values at the grant dates consistent with the methodology prescribed under SFAS 123, the Company’s net loss available to common shareholders and associated net loss per share would have increased to the pro forma amounts indicated below:

		Year ended December 31,
		2000	1999	1998

Net loss available for common shareholders	As reported	$(26,601,100)	$(16,700,100)	$(7,327,500)

	Pro forma	$(39,448,500)	$(20,236,000)	$(10,689,200)

Net loss per share	As reported	$(2.33)	$(2.04)	$(1.22)

	Pro forma	$(3.45)	$(2.48)	$(1.78)

The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998, respectively: dividend yield of zero percent for all years; expected volatility of 83%, 83%, and 60%; risk-free interest rates of 6.13%, 5.50%, and 5.11%; and expected lives of 5 years for all years.  Actual forfeitures were used beginning in 2000 and assumed forfeiture rates of 5% were used for 1999 and 1998.

11.        Commitments and contingencies

Agreements with the University of Washington
In October 1993, the Company entered into a Research Agreement and an Exclusive License Agreement (“License Agreement”) with the University of Washington (“the UW”).  The License Agreement grants the Company the rights to certain intellectual property, including the technology being developed under the Research Agreement, whereby the Company has an exclusive, royalty-bearing license to make, use and sell or sublicense the licensed technology.  In consideration for the license, the Company agreed to pay a one-time nonrefundable license issue fee of $5,133,500.  Payments under the Research Agreement were credited to the license fee.  In addition to the nonrefundable fee, which has been paid in full, the Company is required to pay certain on going royalties.  In 2000, 1999 and 1998 these royalties were not material.

Beginning in 2001, the Company is required to pay the UW a nonrefundable license maintenance fee of $10,000 per quarter, to be credited against royalties due.

In March 1994, the Company entered into an Exclusive License Agreement (“HALO Agreement”) with the UW.  The HALO Agreement grants the Company the right to receive certain technical information relating to HALO Display technology and an exclusive right to market the technical information for the purpose of commercial exploitation to unaffiliated entities.  Under the agreement, the Company is obligated to pay to the UW $75,000 and issue 31,250 common shares upon filing of the first patent application and $100,000 and issue 62,500 common shares upon issuance of the first patent awarded. In 1999, the UW filed a patent application under the HALO Agreement and the Company recorded $452,000, based on the value of the common stock, as an expense. A patent has not yet been issued.

In October 2000, Lumera entered into an exclusive license agreement (“Lumera License Agreement”) and a Research Agreement with the UW.  The Lumera License Agreement grants Lumera exclusive rights to certain intellectual property including technology being developed under the Lumera Research Agreement whereby Lumera has an exclusive royalty-bearing license to make, use, sell or sublicense the licensed technology. In consideration for the Lumera License Agreement, Lumera agreed to pay a one-time nonrefundable license issue fee of $200,000 to the UW.  Under terms of the Lumera Research Agreement, Lumera is required to issue 802,414 shares of Lumera common stock and to pay $9,000,000 in quarterly payments over three years.  The first license and research payments are due upon Lumera’s acceptance of the UW research plan.

Litigation

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business.  Management believes that the outcome of any such lawsuits would not have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

             Lease commitments

The Company leases its office space and certain equipment under noncancelable capital and operating leases with initial or remaining terms in excess of one year.  The Company entered into a new facility lease that commenced in April 1999, which includes an extension provision and rent escalation provisions over the seven-year term of the lease. Rent expense is recognized on a straight-line basis over the lease term.

Future minimum rental commitments under capital and operating leases for years ending December 31 are as follows:

	Capital	Operating
	leases	leases

2001	$361,700	$1,644,400
2002	171,600	1,945,200
2003	27,500	2,087,400
2004	7,500	1,736,900
2005	-	1,719,400
Thereafter	-	428,400
Total minimum lease payments	568,300	$9,561,700

Less: Amount representing interest	(69,500)
Present value of capital lease obligations	498,800

Less: Current portion	(316,500)
Long-term obligation at December 31, 2000	$182,300

The capital leases are collateralized by the related assets financed and by security deposits held by the lessors under the lease agreements.  The cost and accumulated depreciation of equipment under capital leases was $1,083,400 and $396,100, respectively, at December 31, 2000; and $752,400 and $208,300, respectively, at December 31, 1999.

Rent expense was $1,255,000, $1,007,700, and $294,000 for 2000, 1999 and 1998, respectively.

             Long-term debt

During 1999, the Company entered into a loan agreement with the lessor of the Company’s corporate headquarters to finance $420,000 in tenant improvements.  The loan carries a fixed interest rate of 10%, is repayable over the term of the lease and is secured by a letter of credit.

12.        Income taxes

A provision for income taxes has not been recorded for 2000, 1999 or 1998 due to taxable losses incurred during such periods.  A valuation allowance has been recorded for deferred tax assets because realization is primarily dependent on generating sufficient taxable income prior to expiration of net operating loss carry-forwards.

At December 31, 2000, the Company has net operating loss carry-forwards of approximately $65,567,900 for federal income tax reporting purposes.  The net operating losses will expire beginning in 2005 if not previously utilized.  In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of the Company’s stockholders during any three-year period would result in limitations on the Company’s ability to utilize its net operating loss carry-forwards.  The Company has determined that such a change occurred during 1995 and the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $761,000.  An additional change occurred in 1996; however, the amount of the annual limitation is not material.

Deferred tax assets are summarized as follows:

		December 31,
	2000	1999

Net operating loss carry-forward	$22,293,100	$11,637,000
Capitalized research and development	1,060,300	1,173,800
Expenses related to issuance of equity instruments		341,700
Other	501,300	231,500
	23,854,700	13,384,000
Less: Valuation allowance	(23,854,700)	(13,384,000)
Deferred tax assets	$-	$-

The difference between the zero provisions for income taxes in 2000, 1999 and 1998 and the expected amounts determined by applying the federal statutory rate to losses before income taxes results primarily from increases in the valuation allowance.

Certain net operating losses arise from the deductibility for tax purposes of compensation under nonqualified stock options equal to the difference between the fair value of the stock on the date of exercise and the exercise price of the options.  For financial reporting purposes, the tax effect of this deduction when recognized will be accounted for as a credit to shareholders’ equity.

13.        Retirement savings plan

On January 1, 1998 the Company established a retirement savings plan (“the Plan”) that qualifies under Internal Revenue Code Section 401(k).  The plan covers all qualified employees.  Contributions to this plan by the Company are made at the discretion of the Board of Directors.  The Company did not contribute to the Plan in 1999.

In February 2000, the Board of Directors approved a plan amendment to match 50% of employee contributions to the Plan up to 6% of the employee’s per pay period compensation, starting on April 1, 2000.  During 2000, the Company contributed $134,000 to the Plan under the matching program.

14.        Quarterly Financial Information (Unaudited)

The following table presents the Company’s unaudited quarterly financial information for the years ending December 31, 2000 and 1999.
	Year ended December 31, 2000
	December 31	September 30	June 30	March 31

Revenue	$2,864,600	$1,970,500	$1,176,000	$2,109,500
Gross Margin	857,100	253,600	292,100	642,000
Net loss available
for common shareholders	(6,912,600)	(7,682,900)	(6,932,400)	(5,073,200)
Net loss per share - basic
and diluted	(.58)	(.65)	(.60)	(.48)

	Year ended December 31, 1999
	December 31	September 30	June 30	March 31

Revenue	$1,742,500	$1,465,700	$1,392,900	$2,301,600
Gross Margin	540,100	973,700	(146,600)	592,000
Net loss available
for common shareholders	(4,428,700)	(3,869,300)	(5,252,100)	(3,150,000)
Net loss per share - basic
and diluted	(.45)	(.41)	(.74)	(.51)

15.        Segment Information

The Company is organized into two major groups - Microvision, which is engaged in retinal scanning displays and related technologies, and Lumera, which is engaged in optical systems components technology.  The segments were determined based on how management views and evaluates the Company’s operations.

The accounting policies used to derive reportable segment results are generally the same as those described in Note 2, “Summary of Significant Accounting Policies.”

A significant portion of the segments’ expenses arise from shared services and infrastructure that Microvision has provided to the segments in order to realize economies of scale and to efficiently use resources.  These efficiencies include costs of centralized legal, accounting, human resources, real estate, information technology services, treasury and other Microvision corporate and infrastructure costs.  These expenses are allocated to the segments and the allocation has been determined on a basis that the Company considered to be a reasonable reflection of the utilization of services provided to or benefits received by the segments.

The following tables reflect the results of the Company’s reportable segments under the Company’s management system.  The performance of each segment is measured based on several metrics.  These results are used, in part, by management, in evaluating the performance of, and in allocation of resources to, each of the segments.

	Year ended December 31, 2000
	Microvision	Lumera	Elimination	Total

Revenues from
external sources	$8,059,500	$61,100	-	$8,120,600
Interest revenue	3,504,600	900	$(400,200)	3,105,300
Interest expense	163,600	400,200	(400,200)	163,600
Depreciation	1,093,100	153,900	-	1,247,000
Segment loss	23,696,200	2,904,900	-	26,601,100
Segment assets	53,023,000	3,148,200	-	56,171,200
Expenditures for
capital assets	2,495,600	3,212,600	-	5,708,200

16.        Subsequent Event

In February 2001, the Company acquired a fully paid-up royalty-free exclusive license to the HALO technology in exchange for 37,000 shares of Microvision common stock and $100,000.

In March 2001, Lumera raised $21,360,000 from the sale of 2,136,000 shares of Lumera convertible preferred stock to a group of private investors.  In addition, Lumera issued 264,000 shares of convertible preferred stock to Microvision to retire $2,640,000 in intercompany debt.  The convertible preferred shares are convertible to an equal number of shares of common stock at the option of the holder.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants in accounting or financial disclosure matters during the Company’s fiscal years ended December 31, 2000 and 1999.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the name, position held and age of each of the executive officers and directors of the Company. The principal occupation and recent employment history of each are described below.  The number of shares of Common stock beneficially owned by each person as of March 1, 2001, is set forth in Item 12 – Security Ownership of Certain Beneficial Owners and Management.

Name	Age	Position

Richard F. Rutkowski(3)	45	Chief Executive Officer, President and Director
Stephen R. Willey	46	Executive Vice President and Director
Richard A. Raisig(3)	53	Chief Financial Officer, Vice President, Operations and Director
Jacob Brouwer(3)	73	Director
Richard A. Cowell(2)	52	Director
Margaret Elardi(2)	76	Director
Walter J. Lack(1)(2)(3)	52	Director
William A. Owens(2)	59	Director
Robert A. Ratliffe(1)	39	Director
Dennis Reimer	60	Director
Jacqueline Brandwynne(1)	54	Director

(1)         Member of the Compensation Committee

(2)         Member of the Audit Committee

(3)         Member of the Finance Committee

Richard F. Rutkowski has served as Chief Executive Officer of the Company since September 1995, as President since July 1996, and as a director since August 1995. From November 1992 to May 1994, Mr. Rutkowski served as Executive Vice President of Medialink Technologies Corporation (formerly Lone Wolf Corporation), a developer of high-speed digital networking technology for multimedia applications in audio–video computing, consumer electronics and telecommunications. From February 1990 to April 1995, Mr. Rutkowski was a principal of Rutkowski, Erickson, Scott, a consulting firm. Mr. Rutkowski also serves as a director of CMT Crimble Microtest.

Stephen R. Willey has served as Executive Vice President of the Company since October 1995 and as a director since June 1995. Mr. Willey served as the Company's technical liaison to the University of Washington's HIT Lab. From January 1994 to April 1996, Mr. Willey served as an outside consultant to the Company through The Development Group, Inc. ("DGI"), a business and technology consulting firm founded by Mr. Willey in 1985.  Mr. Willey served as Division Manager CREO Products, Inc., an electro–optics equipment manufacturer, from June 1989 to December 1992.  Mr. Willey serves as a director of eDispatch.com, Wireless Data Inc. and eVenture Capital Corporation.

Richard A. Raisig has served as Chief Financial Officer and Vice President, Operations of the Company since August 1996, as Secretary since April 1998, and as a director of the Company since March 1996. From June 1995 to August 1996, Mr. Raisig was Chief Financial Officer of Videx Equipment Corporation, a manufacturer and rebuilder of wire processing equipment for the cabling industry. From July 1992 to May 1995, Mr. Raisig was Chief Financial Officer and Senior Vice President–Finance for Killion Extruders, Inc., a manufacturer of plastic extrusion equipment. From February 1990 to July 1992, Mr. Raisig was Managing Director of Crimson Capital Company, an investment banking firm. Prior to 1990, Mr. Raisig was a Senior Vice President of Dean Witter Reynolds, Inc. Mr. Raisig is a Certified Public Accountant.

Jacob Brouwer has served as a director of the Company since July 1996. Mr. Brouwer is the Chairman and Chief Executive Officer of Brouwer Claims Canada & Co. Ltd., an insurance adjusting company that he founded in 1956. Mr. Brouwer has served as a director for numerous companies, including the Canadian National Railway Company, Grand Trunk Railway (USA), First Interstate Bank of Washington and First Interstate Bank of Canada, The Insurance Corporation of British Columbia, Air BC, Golden Tulip Hotels Ltd., Prime Resources Group Inc. (Homestake), and Pioneer Life Assurance Company and former Chairman of the International Financial Centre of British Columbia and Northwestel Inc. Mr. Brouwer currently serves as a Director of Doman Industries Inc., a major Canadian Forest Company, The Family Insurance Company, Stox.com.Ltd., and Great Canadian Gaming Corporation and was recently appointed as a board member of the West Vancouver Police Commission for the Province of British Columbia. He also serves on the Board of Governors of several charitable organizations such as the YMCA, Vancouver Aquarium, the Vancouver Bach Choir and the PC Canada Fund.

Colonel Richard A. Cowell, USA, (Ret.) has served as a director of the Company since August 1996. Colonel Cowell is a Principle at Booz Allen & Hamilton where he is involved in advanced concepts development and technology transition, joint and service experimentation, and the interoperability and integration of command and control systems for Department of Defense and other agencies. Prior to joining Booz Allen in March of 1996, Colonel Cowell served in the United States Army for 25 years. Immediately prior to his retirement from the Army, Colonel Cowell served as Director of the Louisiana Maneuvers Task Force reporting directly to the Chief of Staff, Army. Colonel Cowell has authored and received awards for a number of documents relating to the potential future capabilities of various services and agencies.

Margaret Elardi has served as a director of the Company since January 1999. A long–time entrepreneur and philanthropist, Mrs. Elardi is a prominent real estate developer with a distinguished career spanning more than 30 years in the Nevada real estate and destination entertainment industry. Mrs. Elardi has served as a director of Nevada State Bank and Community Bank of Nevada. Mrs. Elardi instituted a first–of–its–kind scholarship program at the University of Nevada Las Vegas, which guarantees a four–year tuition waiver for virtually every high school valedictorian in the state.

Walter J. Lack has served as a director of the Company since August 1995. Mr. Lack is a partner of Engstrom, Lipscomb & Lack, a Los Angeles, California law firm that he founded in 1974. Mr. Lack has acted as a special arbitrator for the Superior Court of the State of California since 1976 and for the American Arbitration Association since 1979. He is a member of the International Academy of Trial Lawyers and an Advocate of the American Board of Trial Advocates. Mr. Lack also serves as a director of HCCH Insurance Holdings, Inc., a multinational insurance company listed on The New York Stock Exchange. He is a director of SUPERGEN, Inc., a pharmaceutical company listed on NASDAQ, dedicated to the development of products for the treatment of various cancers. Mr. Lack has been involved in a number of start–up companies, both as an investor and as a director.

Admiral William A. Owens, USN, (Ret.) has served as a director of the Company since October 1998. Admiral Owens is the Vice Chairman and Co–Chief Executive Officer of Teledesic LLC, a satellite communications network company. Prior to joining Teledesic, Admiral Owens was President, Chief Operating Officer and Vice Chairman of the Board of Science Applications International Corporation (“SAIC”), a diversified high–technology research and engineering company. Prior to joining SAIC, Admiral Owens was Vice Chairman of the Joint Chiefs of Staff, the nation's second highest ranking military officer. From 1991 to 1993, Admiral Owens was deputy chief of Naval Operations for Resources, Warfare Requirements and Assessments, and from 1990 to 1991 served as commander of the U.S. Sixth Fleet. From 1988 to 1991, Admiral Owens served as senior military assistant to the Secretary of Defense. In 1988 Admiral Owens was the director of the Office of Program Appraisal for the Secretary of the Navy and in 1987 he served as commander of Submarine Group Six, the Navy's largest submarine group.

Robert A. Ratliffe has served as a director of the Company since July 1996. Since 1996, Mr. Ratliffe has been Vice President and principal of Eagle River, Inc., an investment company specializing in the telecommunications and technology sectors, and Vice President of Communications for Nextel Communications, Inc., a wireless telecommunications company. From 1986 to 1996, Mr. Ratliffe served as Senior Vice President, Communications, for AT&T Wireless Services, Inc., and its predecessor, McCaw Cellular Communications, Inc., where he also served as Vice President of External Affairs and as Vice President of Acquisitions and Development. Prior to joining McCaw Cellular Communications, Inc., Mr. Ratliffe was a Vice President with Seafirst Bank.

General Dennis J. Reimer, USA, (Ret.) has served as a director of the Company since February 2000. General Reimer is the Director of the National Memorial Institute for the Prevention of Terrorism in Oklahoma City.  General Reimer became the 33rd Chief of Staff, U.S. Army on June 20, 1995. Prior to that, he was the Commanding General of the United States Army, Forces Command, Fort McPherson, Georgia. During his military career he has commanded soldiers from company to Army level. General Reimer served in a variety of joint and combined assignments and has served two combat tours in Vietnam. He also served in Korea as the Chief of Staff, Combined Field Army and Assistant Chief of Staff for Operations and Training, Republic of Korea/United States Combined Forces Command. He served three other tours at the Pentagon as aide–de–camp to the Army Chief of Staff, General Creighton Abrams, as the Deputy Chief of Staff for Operations and Plans for the Army during Desert Storm, and as Army Vice Chief of Staff.

Jacqueline Brandwynne has served as a director of the Company since October 2000.  Ms. Brandwynne is the founder and CEO of Brandwynne Corporation, a venture capital business focusing on investments in communications, internet infrastructure and support, and fiber optics companies.  Ms. Brandwynne founded Brandwynne Corporation in 1981.  Ms. Brandwynne also owns and manages Very Private, a specialized consumer products and media company.  Ms. Brandwynne is a business strategist with over twenty-five years of experience working with companies including Citicorp, where she was the Global Business Strategist, American Cyanamid, Bristol Myers/Clairol, Revlon, National Liberty Life, Seagram & Sons and Neutrogena.  She has recently been appointed to the Board of the Fantastic Corporation and serves on several not-for-profit Boards, including the California Institute of the Arts, the Los Angeles Opera, and Amici Degli Uffici in Florence, Italy.

ITEM 11.          EXECUTIVE COMPENSATION

Information regarding compensation of directors and compensation committee interlocks and insider participation, the report of the Compensation Committee of the Board of Directors, and the stock performance graph are set forth in the Company’s Proxy Statement under the heading Executive Compensation, which information is incorporated herein by reference.

The following table sets forth the compensation awarded or paid to or earned by our Chief Executive Officer and all other executive officers of the Company receiving compensation in excess of $100,000 during each of the fiscal years ended December 31, 2000, 1999 and 1998 respectively (the "Named Executive Officers"):

Summary Compensation Table

	Annual Compensation				Long–term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus(1) ($)	All Other Compen- sation(2) ($)	Securities Underlying Options #

Richard F. Rutkowski	2000	225,000	200,000	37,925	300,000
Chief Executive Officer	1999	200,000	90,000	102,304	-
and President	1998	175,000	105,000	-	-

Stephen R. Willey	2000	185,000	127,000	14,705	72,000
Executive Vice President	1999	170,000	70,000	87,856	-
	1998	150,000	88,000	-	238,000

Richard A. Raisig	2000	170,000	105,000	378,587	204,000
Chief Financial Officer,	1999	150,000	60,000	74,195	-
and Vice President,	1998	130,000	64,000	-	-
Operations

             (1)  Bonus amounts for 1998 include amounts paid in 1999 for services performed in 1998.

             (2)  All Other Compensation amounts for 2000 include unrealized gains resulting from the exercise of nonqualified stock options reported as income of $23,900 and $362,930 for Messrs. Rutkowski, and Raisig, respectively. The amounts also include forgiveness of $14,000, $14,700 and $15,100 of interest for Messrs. Rutkowski, Willey and Raisig, respectively, under the Company's Executive Option Exercise Note Plan and Executive Loan Plan. For descriptions of the two plans, see Item 13 - Certain Relationships and Related Transactions below.

             All Other Compensation amounts for 1999 include special bonuses of $100,000, $80,000 and $70,000 awarded to Messrs. Rutkowski, Willey and Raisig, respectively, in connection with the redemption of the company's publicly traded warrants. The amounts also include forgiveness of $2,304, $7,856 and $4,915 of interest for Messrs. Rutkowski, Willey and Raisig, respectively, under the Company's Executive Option Exercise Note Plan. For a description of the Executive Option Exercise Note Plan, see Item 13 - Certain Relationships and Related Transactions below.

Aggregated Option Values as of Year–End 2000.

The following table provides information regarding the aggregate number of options exercised during the fiscal year ended December 31, 2000, by each of the Named Executive Officers and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2000.

			Number of Securities Underlying Unexercised Options at December 31, 2000		Value of Unexercised In-the-Money Options at December 31, 2000*
Name	Shares Acquired On Exercise	Value Realized ($)	Exercisable	Unexercisable	Exercisable ($)	Unexercisable ($)

Richard F. Rutkowski	168,666	3,826,100	357,851	380,000	1,624,000	-
Stephen R. Willey	78,125	1,849,600	243,625	184,000	1,699,700	-
Richard A. Raisig	29,033	530,900	175,717	204,000	558,100	-

*           The value of unexercised in-the-money options is based on the difference between $18.50 (the fair market value of the Company's Common as reflected by the closing price of the common stock on the Nasdaq National Market as of  December 31, 2000) and the exercise price of such options multiplied by the number of shares issuable upon exercise thereof.

In 1997, Mr. Rutkowski received options to purchase up to an aggregate of 340,000 shares of Common Stock for service to the Company through December 31, 2001, and Mr. Raisig received options to purchase up to an aggregate of 136,000 shares of Common Stock for service to the Company through December 31, 2000. In 1998, Mr. Willey received options to purchase up to an aggregate of 238,000 shares of Common Stock for service to the Company through December 31, 2002.

In connection with the extension of their employment agreements, in April 2000, Mr. Rutkowski was granted options to purchase up to 300,000 shares of common stock for services to the Company during the period January 1, 2002, through December 31, 2004; Mr. Willey was granted options to purchase up to 72,000 shares of common stock for services to the Company during the period January 1, 2003, through December 31, 2003; and Mr. Raisig was granted options to purchase up to 204,000 shares of common stock for services to the Company during the period January 1, 2001, through December 31, 2003.

All of these options have ten–year terms, vest quarterly, and will vest immediately and become exercisable upon the occurrence of certain events following a change in control.  Upon a Named Executive Officer’s termination without cause, options granted thereto will continue to vest and become exercisable until fully vested.

Employment Agreements

Effective October 1, 1997, the Company entered into an employment agreement with Mr. Rutkowski.  Under the employment agreement, Mr. Rutkowski receives a base salary and an annual cash performance bonus in an amount determined by the Compensation Committee of the Board of Directors(“Compensation Committee”) .  Mr. Rutkowski also is entitled to all benefits offered generally to the Company's employees. In January 2000, the Compensation Committee adjusted Mr. Rutkowski's base salary to $225,000, and in April 2000 extended the term of his employment agreement to December 31, 2004. Upon termination without cause, Mr. Rutkowski will be entitled to a severance payment of the greater of his current base salary, from the date of termination to December 31, 2004, or his current base salary for one year.

Effective October 1, 1998, the Company entered into an employment agreement with Mr. Willey.  Under the employment agreement, Mr. Willey receives a base salary and an annual cash performance bonus in an amount determined by the Compensation Committee.  Mr. Willey also is entitled to all benefits offered generally to the Company's employees. In January 2000, the Compensation Committee adjusted Mr. Willey’s base salary to $185,000, and in April 2000 extended the term of his employment agreement to December 31, 2003. Upon termination without cause, Mr. Willey will be entitled to a severance payment of the greater of his current base salary, from the date of termination to December 31, 2003, or his current base salary for one year

Effective October 1, 1997, the Company entered into an employment agreement with Mr. Raisig.  Under the employment agreement, Mr. Raisig receives a base salary and an annual cash performance bonus in an amount determined by the Compensation Committee.  Mr. Raisig also is entitled to all benefits offered generally to the Company's employees. In January 2000, the Compensation Committee adjusted Mr. Raisig’s base salary to $170,000, and in April 2000 extended the term of his employment agreement to December 31, 2003. Upon termination without cause, Mr. Raisig will be entitled to a severance payment of the greater of his current base salary, from the date of termination to December 31, 2003, or his current base salary for one year

Executive Loan Plans

The Company has adopted two loan plans under which Richard F. Rutkowski, Stephen Willey and Richard Raisig may borrow funds from the Company. Under the Executive Option Exercise Note Plan (the “Option Exercise Plan”), each executive may borrow up to two times their base salary from the Company, against full recourse promissory notes, to exercise options to purchase the Company’s Common Stock. Under the Executive Loan Plan (the “Loan Plan”), adopted in July 2000, each executive may borrow funds from the Company on a line of credit. The combined borrowings under both facilities may not exceed three times an executive’s base salary. At the end of each year, the Company will forgive the interest that accrues under the loans if the executive remains employed by the Company. In 2000, the Company forgave $14,000, $14,700 and $15,100 in interest for Messrs. Rutkowski, Willey and Raisig, respectively. For additional details regarding loan balances and terms, see Item 13 -- Certain Relationships and Related Transactions.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows as of March 1, 2001, to the best of the Company's knowledge, the number of shares of Common stock beneficially owned by all persons we know to beneficially own at least 5% of the Company's Common stock, the Company's directors, the executive officers named in the Summary Compensation Table (see Item 11 – Executive Compensation) and all directors and executive officers as a group.

Name and Address of Beneficial Owner	Number of Shares(1)	Percentage of Common Stock(2)
Margaret Elardi(3) 3411 Las Vegas Blvd. South Las Vegas, NV 89109	666,800	5.6%
Richard F. Rutkowski(4) c/o Microvision, Inc. 19910 North Creek Parkway Bothell, WA 98011	590,692	4.8%
Stephen R. Willey(5) c/o Microvision, Inc. 19910 North Creek Parkway Bothell, WA 98011	430,260	3.5%
Richard A. Raisig(6) c/o Microvision, Inc. 19910 North Creek Parkway Bothell, WA 98011	238,550	2.0%
Walter Lack(7) c/o Engstrom, Lipscomb & Lack 10100 Santa Monica Blvd., 16th Floor Los Angeles, CA 90067	187,837	1.6%
Jacqueline Brandwynne(8) c/o Brandwynne Corporation 649 Stone Canyon Road Los Angeles, CA 90077	76,675	*
Robert Ratliffe(9) c/o Eagle River 2300 Carillon Point Kirkland, WA 98033–7353	17,850	*
Richard Cowell(9) 7840 Virginia Oak Drive Gainesville, VA 20155	10,400	*
Jacob Brouwer(9) c/o Brouwer Claims 1200 West Pender Street, Suite 306 Vancouver, BC, Canada V6E2S9	10,200	*
William Owens(9) c/o Teledesic 1445 120th Avenue NE Bellevue, WA 98005	10,200	*
Dennis Reimer(9) P.O. Box 889 Oklahoma City, OK 71301	5,500	*
All executive officers and directors as a group (11 persons)	2,244,964	17.5%

*           Less than 1% of the outstanding shares of Common stock.

(1)         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. Shares of Common stock subject to options or warrants that are currently exercisable or convertible or may be exercised or converted within sixty days are deemed to be outstanding and to be beneficially owned by the person holding these options or warrants for the purpose of computing the number of shares beneficially owned and the percentage of ownership of the person holding these securities, but are not outstanding for the purpose of computing the percentage ownership of any other person or entity.

(2)         Percentage of Common stock is based on 11,900,600 shares of Common stock outstanding as of March 1, 2001.

(3)         Includes 5,000 shares issuable upon exercise of options.

(4)         Includes 377,851 shares issuable upon exercise of options.

(5)         Includes 257,625 shares issuable upon exercise of options.

(6)         Includes 192,717 shares issuable upon exercise of options.

(7)         Includes 5,000 shares issuable upon exercise of options.

(8)         Includes 44,175 shares issuable upon exercise of warrants.

(9)         Includes 5,000 shares issuable upon exercise of options.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 2000, the Company redeemed the Series B-2 Convertible Preferred Stock, owned by Margaret Elardi, a director of the Company, and issued 100,000 shares of Common stock. In June 2000, Mrs. Elardi exercised an option to purchase 100,000 shares of Common stock at $19.20 per share which option was issued pursuant to an amendment to the Series B-3 Convertible Preferred Stock, originally issued to Mrs. Elardi in January 1999.

On August 10, 2000, the Company issued warrants to purchase an aggregate of 100,000 shares of common stock to Jacqueline Brandwynne, who subsequently became a director of the Company.  The warrants were issued in connection with entering into certain consulting agreements with the Company. The warrants grant the holder the right to purchase up to 100,000 shares of common stock at a price of $34.00 per share.  The warrants vest over three years and are subject to remeasurement at each balance sheet date during the vesting period.  The original value of the warrants was estimated at $2,738,000.  Due to a decrease in the Company stock price, the value at December 31, 2000 was estimated at $1,869,950.

The Company has adopted two executive loan plans under which Richard F. Rutkowski, Stephen R. Willey and Richard A. Raisig may borrow funds from the Company.  The following table lists certain information describing each executive’s loans as of December 31, 2000.

	Option Exercise Plan	Loan Plan	Total
Mr. Rutkowski -
Balance outstanding	$218,200	$119,900	$338,100
Highest aggregate bal. during year	$223,900	$119,900	$338,200
Mr. Willey -
Balance outstanding	$185,000	$370,000	$555,000
Highest aggregate bal. during year	$187,400	$370,000	$555,000
Mr. Raisig -
Balance outstanding	-	$510,000	$510,000
Highest aggregate bal. during year	$170,000	$510,000	$510,000
Other Information -
Interest Rate Range	4.64%-6.21%	5.80%-6.22%	4.64%-6.22%

Under the Option Exercise Plan, each note is payable in full upon the earliest of (1) a fixed date ranging from January 31, 2001, to December 31, 2004, depending on the option; (2) the sale of all of the shares acquired with the note; (3) pro rata upon the partial sale of shares acquired with the note, or (4) within 90 days of the officer's termination of employment.

Under the Loan Plan, the advances must be repaid within one year of the executive’s termination of employment.

PART IV

 ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K

a)	Documents filed as part of the report
(1)	Financial Statements
Balance Sheet as of December 31, 2000 and 1999
Statement of Operations for the years ended December 31, 2000, 1999 and 1998
Statement of Shareholders’ Equity for the years ended
December 31, 2000, 1999 and 1998
Statement of Comprehensive Loss for the years ended
December 31, 2000, 1999 and 1998
Statement of Cash Flows for the years ended December 31, 2000, 1999 and 1998
(2)	None
(3)	Exhibits
3.1	Amended and Restated Articles of Incorporation of Microvision, Inc., as filed on August 14, 1996 with the Secretary of State of the State of Washington(1)
3.1.1	Articles of Amendment of Articles of Incorporation Containing the Statement of Rights and Preferences of the Series B Convertible Preferred Stock of Microvision, Inc., dated January 13, 1999(2)
3.2	Amended and Restated Bylaws of Microvision, Inc. (3)
4.1	Form of specimen certificate for Common Stock(1)
4.2	Microvision, Inc. Series 2 Stock Purchase Warrant, dated April 1, 1999 issued to Capital Ventures International(5)
4.3	Common Stock Purchase Warrant, dated as of April 1, 1999, issued to Josephthal & Co, Inc.(11)
10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993 (1)†
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993 (1)†
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994(1)
10.5	Employment Agreement between Microvision, Inc., and Richard F. Rutkowski, effective October 1, 1997(4)
10.6	Employment Agreement between Microvision, Inc., and Stephen R. Willey, effective October 1, 1998 (5)
10.7	Employment Agreement between Microvision, Inc., and Richard A. Raisig, effective October 1, 1998(4)
10.8	FORM OF FIRST AMENDMENT TO THE EMPLOYMENT AGREEMENT FOR RICHARD F. RUTKOWSKI, dated April 18, 2000 between Microvision, Inc. and Richard F. Rutkowski(8)
10.9	FORM OF FIRST AMENDMENT TO THE EMPLOYMENT AGREEMENT FOR STEPHEN R. WILLEY, dated April 18, 2000 between Microvision, Inc. and Stephen R. Willey(8)
10.10	FORM OF FIRST AMENDMENT TO THE EMPLOYMENT AGREEMENT FOR RICHARD A. RAISIG, dated April 18, 2000 between Microvision, Inc. and Richard A. Raisig(8)
10.11	1993 Stock Option Plan(1)
10.11	1996 Stock Option Plan, as amended.(8)
10.12	1996 Independent Director Stock Plan, as amended(7)
10.13	Form of Executive Option Exercise Loan Plan(3)
10.14	Independent Director Stock Option Plan(7)
10.15.	Lease Agreement between S/I Northcreek II, LLC and Microvision, Inc., dated October 27, 1998(4)
10.15.1	Lease Amendment No 1 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated July 12, 1999(10)
10.15.2	Lease Amendment No 1 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated February 14, 2001(10)
10.16	Form of Consulting Agreement between Microvision, Inc. and Avram Miller and Jacqueline Brandwynne dated August 10, 2000(9)
10.17	Form of Common Stock Purchase Agreement issued to Avram Miller and Jacqueline Brandwynne dated August 10, 2000(9)
10.18	Exclusive Licensing Agreement between the University of Washington and Lumera Corporation dated October 20, 2000. †
10.19	Sponsored Research Agreement between the University of Washington and Lumera Corporation dated October 20, 2000.
23	Consent of PricewaterhouseCoopers LLP

(1)         Incorporated by reference to the Company’s Form SB-2 Registration Statement, Registration No. 333-5276-LA.
(2)         Incorporated by reference to the Company’s Current Report on Form 8-K filed on
             January 28, 1999.
(3)         Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended
             June 30, 1998.
(4)         Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended December 31, 1997, Registration No. 0-21221.
(5)         Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended December 31, 1998.
(6)         Incorporated by reference to Registration Statement on Form S-3, Registration No. 333-33612.
(7)         Incorporated by reference to the Company’s definitive Proxy Statement, filed with the
             Securities and Exchange Commission on April 28, 2000.
(8)         Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2000.
(9)         Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2000.
(10)       Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1999, Registration No. 0-21221.

(11)       Incorporated by reference to Registration Statement on Form S-3, Registration No. 333-33612.

†           Subject to confidential treatment.

(b)         Reports on Form 8-K.

Microvision filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2000.

SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MICROVISION, INC.

Date: March 30, 2001

By	Richard F. Rutkowski
Richard F. Rutkowski
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 30, 2001.

Signature	Title
Richard F. Rutkowski	Chief Executive Officer, President and Director
Richard F. Rutkowski	(Principal Executive Officer)

Stephen R. Willey	Executive Vice President and Director
Stephen R. Willey

Richard A. Raisig	Chief Financial Officer and Vice President,
Richard A. Raisig	Operations and Director (Principal Financial Officer)

Jeff Wilson	Chief Accounting Officer (Principal Accounting Officer)
Jeff Wilson

Jacob Brouwer	Director
Jacob Brouwer

Richard A. Cowell	Director
Richard A. Cowell

Margaret Elardi	Director
Margaret Elardi

Walter J. Lack	Director
Walter J. Lack

William A. Owens	Director
William A. Owens

_____________	Director
Robert A. Ratliffe

Dennis J. Reimer	Director
Dennis J. Reimer

Jacqueline Brandwynne	Director
Jacqueline Brandwynne

EXHIBIT INDEX

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

3.1	Amended and Restated Articles of Incorporation of Microvision, Inc., as filed on August 14, 1996 with the Secretary of State of the State of Washington(1)
3.1.1	Articles of Amendment of Articles of Incorporation Containing the Statement of Rights and Preferences of the Series B Convertible Preferred Stock of Microvision, Inc., dated January 13, 1999(2)
3.2	Amended and Restated Bylaws of Microvision, Inc. (3)
4.1	Form of specimen certificate for Common Stock(1)
4.2	Microvision, Inc. Series 2 Stock Purchase Warrant, dated April 1, 1999 issued to Capital Ventures International(5)
4.3	Common Stock Purchase Warrant, dated as of April 1, 1999, issued to Josephthal & Co, Inc.(11)
10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993 (1)†
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993 (1)†
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994(1)
10.5	Employment Agreement between Microvision, Inc., and Richard F. Rutkowski, effective October 1, 1997(4)
10.6	Employment Agreement between Microvision, Inc., and Stephen R. Willey, effective October 1, 1998 (5)
10.7	Employment Agreement between Microvision, Inc., and Richard A. Raisig, effective October 1, 1998(4)
10.8	FORM OF FIRST AMENDMENT TO THE EMPLOYMENT AGREEMENT FOR RICHARD F. RUTKOWSKI, dated April 18, 2000 between Microvision, Inc. and Richard F. Rutkowski(8)
10.9	FORM OF FIRST AMENDMENT TO THE EMPLOYMENT AGREEMENT FOR STEPHEN R. WILLEY, dated April 18, 2000 between Microvision, Inc. and Stephen R. Willey(8)
10.10	FORM OF FIRST AMENDMENT TO THE EMPLOYMENT AGREEMENT FOR RICHARD A. RAISIG, dated April 18, 2000 between Microvision, Inc. and Richard A. Raisig(8)
10.11	1993 Stock Option Plan(1)
10.11	1996 Stock Option Plan, as amended.(8)
10.12	1996 Independent Director Stock Plan, as amended(7)
10.13	Form of Executive Option Exercise Loan Plan(3)
10.14	Independent Director Stock Option Plan(7)
10.15.	Lease Agreement between S/I Northcreek II, LLC and Microvision, Inc., dated October 27, 1998(4)
10.15.1	Lease Amendment No 1 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated July 12, 1999(10)
10.15.2	Lease Amendment No 1 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated February 14, 2001(10)
10.16	Form of Consulting Agreement between Microvision, Inc. and Avram Miller and Jacqueline Brandwynne dated August 10, 2000(9)
10.17	Form of Common Stock Purchase Agreement issued to Avram Miller and Jacqueline Brandwynne dated August 10, 2000(9)
10.18	Exclusive Licensing Agreement between the University of Washington and Lumera Corporation dated October 20, 2000.†
10.19	Sponsored Research Agreement between the University of Washington and Lumera Corporation dated October 20, 2000.
23	Consent of PricewaterhouseCoopers LLP

_____________________________
(1)                Incorporated by reference to the Company’s Form SB-2 Registration Statement, Registration No. 333-5276-LA.
(2)                Incorporated by reference to the Company’s Current Report on Form 8-K filed on
                    January 28, 1999.
(3)                Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended
                    June 30, 1998.
(4)                Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended December 31, 1997, Registration No. 0-21221.
(5)                Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended December 31, 1998.
(6)                Incorporated by reference to Registration Statement on Form S-3, Registration No. 333-33612.
(7)                Incorporated by reference to the Company’s definitive Proxy Statement, filed with the Securities and Exchange Commission on April 28, 2000.
(8)                Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2000.
(9)                Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2000.
(10)              Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1999, Registration No. 0-21221.
(11)              Incorporated by reference to Registration Statement on Form S-3, Registration No. 333-33612.