Form 10-Q
period 2001-03-31
MICROVISION INC
filed 2001-05-15
CIK 65770

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2001

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________.

Commission File Number 0-21221

MICROVISION, INC.
 (Exact Name of Registrant as Specified in Its Charter)

Washington	91-1600822
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or organization)

19910 North Creek Parkway, Bothell, Washington  98011-3008
 (Address of Principal Executive Offices)

Issuer’s telephone number, including area code: (425) 415-6847

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

As of April 30, 2001, 11,960,834 shares of the Company’s common stock, no par value, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1 -	Financial Statements(unaudited)

Consolidated Balance Sheet as of March 31, 2001 and December 31, 2000

Consolidated Statement of Operations for the three months ended March 31, 2001 and 2000

Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2001 and 2000

Consolidated Statement of Cash Flows for the three months ended March 31, 2001 and 2000

Notes to Consolidated Financial Statements

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

PART II
OTHER INFORMATION

Item 6 -	Exhibits and Reports on Form 8-K

Microvision, Inc.

Consolidated Balance Sheet
(In thousands)

	March 31,	December 31,
	2001	2000
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$22,290	$7,307
Investment securities, available-for-sale	31,784	33,410
Accounts receivable, net of allowances of $104 and $93	1,181	1,033
Costs and estimated earnings in excess of billings on uncompleted contracts	1,075	2,116
Current restricted investments	-	1,125
Other current assets	2,575	976
Total current assets	58,905	45,967

Long-term investment, at cost	624	624
Property and equipment, net	7,523	7,516
Restricted investments	903	951
Receivables from related parties	1,520	1,000
Other assets	2,099	114
Total assets	$71,574	$56,172

Liabilities And Shareholders' Equity
Current Liabilities
Accounts payable	$1,346	$1,974
Accrued liabilities	3,402	2,359
Allowance for estimated contract losses	250	295
Billings in excess of costs and estimated earnings on uncompleted contracts	73	419
Current portion of capital lease obligations	289	317
Current portion of long-term debt	53	52
Total current liabilities	5,413	5,416

Capital lease obligations, net of current portion	118	182
Long-term debt, net of current portion	276	290
Deferred rent, net of current portion	246	242
Total liabilities	6,053	6,130

Commitments and contingencies	-	-

Minority interest	20,765	-

Shareholders' Equity
Common stock and paid-in capital, no par value, 31,250 shares authorized; 11,938 and	124,396	120,506
11,884 shares issued and outstanding
Deferred compensation	(3,723)	(4,378)
Subscriptions receivable from related parties	(347)	(403)
Accumulated other comprehensive income	787	454
Accumulated deficit	(76,357)	(66,137)
Total shareholders' equity	44,756	50,042
Total liabilities, mandatorily redeemable convertible preferred stock and shareholders' equity	$71,574	$56,172

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Operations
(In thousands, except earnings per share data)
(unaudited)

	Three months ended March 31,
	2001	2000

Revenue	$2,337	$2,110

Cost of revenue	1,562	1,468
Gross margin	775	642
Research and development expense (exclusive of non-cash compensation expense of $10 and $3 for the three months ended March 31, 2001 and 2000, respectively)	8,067	3,596

Marketing, general and administrative expense (exclusive of non-cash compensation expense of $453 and $151 for the three months ended March 31, 2001 and 2000, respectively)	3,701	2,340

Non-cash compensation expense	463	154
Total operating expenses	12,231	6,090

Loss from operations	(11,456)	(5,448)

Interest income	706	452
Interest expense	(24)	(77)

Loss before minority interests	(10,774)	(5,073)

Minority interests in loss of consolidated subsidiary	554	-

Net loss	$(10,220)	$(5,073)

Net loss per share - basic and diluted	$(0.86)	$(0.48)

Weighted-average shares outstanding - basic and diluted	11,917	10,469

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Comprehensive Loss
(In thousands)
(unaudited)

	Three months ended March 31,
	2001	2000

Net loss	$(10,774)	$(5,073)
Other comprehensive income (loss) -
Unrealized gain (loss) on investment securities, available-for-sale	333	(3)
Comprehensive loss	$(10,441)	$(5,076)

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Cash Flows
(In thousands)
(unaudited)

	Three months ended March 31,
	2001	2000

Cash flows from operating activities
Net loss	$(10,220)	$(5,073)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	507	241
Non-cash expenses related to issuance of stock, warrants, options and amortization of deferred compensation	1,526	154
Minority interests in loss of consolidated subsidiary	(554)	-
Non-cash deferred rent	4	15
Allowance for estimated contract losses	(45)	-
Change in
Accounts receivable	(148)	(696)
Costs and estimated earnings in excess of billings on uncompleted contracts	1,041	978
Other current assets	(597)	67
Receivables from related parties	(520)	-
Other assets	(71)	126
Accounts payable	(628)	(510)
Accrued liabilities	1,043	336
Billings in excess of costs and estimated earnings on uncompleted contracts	(346)	35
Net cash used in operating activities	(9,008)	(4,327)

Cash flows from investing activities
Sales of investment securities	2,000	7,999
Purchases of investment securities	(41)	(5,348)
Sales of restricted investment securities	1,173	650
Purchases of property and equipment	(514)	(346)
Net cash provided by investing activities	2,618	2,955

Cash flows from financing activities
Principal payments under capital leases	(92)	(51)
Principal payments under long-term debt	(13)	(11)
Payments received on subscriptions receivable	56	56
Net proceeds from issuance of common stock	175	2,310
Net proceeds from sale of subsidiary's equity to minority interests	21,247	-
Net cash provided by financing activities	21,373	2,304

Net increase in cash and cash equivalents	14,983	932
Cash and cash equivalents at beginning of period	7,307	2,798

Cash and cash equivalents at end of period	$22,290	$3,730

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Cash Flows (Continued)
(In thousands)
(unaudited)

	Three months ended March 31,
	2001	2000

Supplemental disclosure of cash flow information
Cash paid for interest	$24	$77

Supplemental schedule of non-cash investing and financing activities

Property and equipment acquired under capital leases	$-	$33

Conversion of preferred stock to common stock	$-	$1,536

Payment for exclusive license agreement by issuance of common stock	$971	$377

Issuance of subsidiary common stock for exclusive license agreement	$3,001	$-

Exercise of stock options for subscriptions receivable	$-	$285

Deferred compensation - warrants, options and stock grants	$(257)	$182

Unrealized gain (loss) in investment securities, available-for-sale	$333	$(3)

The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.
Notes to Consolidated Financial Statements
March 31, 2001

Management’s Statement

The Consolidated Balance Sheet as of March 31, 2001, the Consolidated Statements of Operations, Cash Flows and Comprehensive Loss for the three months ended March 31, 2001, and March 31, 2000, have been prepared by Microvision, Inc. (the "Company”) and have not been audited.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.  The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of its majority owned subsidiary, Lumera Corporation (“Lumera").  All material intercompany accounts and transactions have been eliminated in consolidation.

Net Loss Per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods.  Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding.  Diluted net loss per share for the periods ended March 31, 2001 and March 31, 2000 is equal to basic net loss per share because the effect of potential common stock equivalents outstanding during the periods, including convertible preferred stock, options and warrants is anti-dilutive.

The components of basic and diluted earnings per share were as follows:

	Three months ended
	March 31,
	2001	2000

Numerator:
Net loss available for common shareholders	$(10,220)	$(5,073)
Denominator:
Basic and diluted weighted-average common shares outstanding	11,916,600	10,469,200

Basic and diluted net loss per share	$(.86)	$(.48)

As of March 31, 2001 and 2000, the Company had outstanding options and warrants to purchase 3,681,000 and 3,040,000 shares of common stock, respectively.

Equity

In March 2000, Lumera raised $21,360,000 before issuance cost, from the issuance of 2,136,000 shares of manditorily redeemable convertible preferred stock (the "Preferred Stock").  In addition, Lumera issued 264,000 shares of preferred stock to Microvision to retire $2,640,000 of intercompany debt.  The shares are convertible to an equal number of shares of Lumera Class A Common Stock.

Segment Information

The Company is organized into two major segments - Microvision, which is engaged in retinal scanning displays and related technologies, and Lumera, which is engaged in optical systems components technology.  The segments were determined based on how management views and evaluates the Company’s operations.

A significant portion of the segments’ expenses arise from shared services that Microvision has provided to the segments in order to realize economies of scale and to efficiently use resources.  These efficiencies include costs of centralized management, legal, accounting, human resources, real estate, management information systems, treasury and other Microvision corporate services.  These expenses are allocated to the segments on a basis that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received by the segments.

The following table reflects the results of the Company’s reportable segments under the Company’s management system.  The performance of each segment is measured based on several metrics.  These results are used, in part, by management in evaluating the performance of, and in allocation of resources to, each of the segments.

	Three months ended March 31, 2001
	Microvision	Lumera	Elimination	Total

Revenues	$2,321	$16	$-	$2,337
Interest revenue	1,017	43	(354)	706
Interest expense	24	354	(354)	24
Depreciation	360	147	-	507
Segment loss	7,922	2,852	(554)	10,220
Segment assets	55,252	23,493	(7,171)	71,574
Expenditures for capital assets	358	156	-	514

New Accounting Pronouncements

The Company adopted SFAS No. 133 “Accounting for Derivatives and Hedging Activities” in the quarter ended March 31, 2001. The adoption of this standard did not have a material impact on the Company’s financial positions, results of operations or cash flows.

ITEM 2             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information set forth in this report in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 3, “Quantitative and Qualitative Disclosure about Market Risk,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by that section.  Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company, as well as assumptions relating to the foregoing.  The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Certain factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth below under the caption “Considerations Relating to the Company’s Business. ”

Overview

Microvision, Inc. (“Microvision” or the “Company”) develops information display and related technologies that allow electronically generated images and information to be projected onto a viewer's eye.  In 2000, the Company defined three distinct business platforms relating to the delivery of images and information in this manner:

• Retinal Scanning Displays - Utilizing the retinal scanning display technology to display information on the viewer’s retina.
• Imaging Solutions – Utilizing proprietary scanning technology and the retinal scanning display technology to capture images and information.
• Optical Materials - Utilizing a new class of organic non-linear chromophore materials (“Optical Materials”) technology to transmit information using light.

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

Imaging Solutions

The Company has increased its efforts to develop products that capture images, such as bar code readers or miniature high resolution cameras, using the retinal scanning display technology and other proprietary technology.  The Company believes that the basic components of the retinal scanning display system can be used to develop bar code readers or miniature high resolution cameras that have higher performance and lower cost than those currently available.   The Company has developed proprietary scanner technology, which it plans to use in a low cost hand held bar code scanner targeted at consumer applications.  The hand held bar code device would allow consumers to record information using the bar code reader.  The user could then connect the bar code reader to a personal computer to retrieve more information from the internet. The bar code reader could be used to make purchases from a catalog, pay bills, or retrieve additional information about a product. In 2000, the Company built a prototype bar code scanner using this technology.  During 2001, the Company plans to continue to refine the design of the hand held scanner and introduce the device for the consumer market in 2002.

Optical Materials

During 2000, the Company formed a subsidiary company, Lumera Corporation (“Lumera”), to develop and commercialize the Optical Materials technology and devices that utilize the properties of these proprietary materials.  The subsidiary is an outgrowth of the Company’s on-going work in photonics.  In October 2000, Lumera entered into an exclusive license agreement with the University of Washington for certain technology relating to the Optical Materials.  Lumera expects that the Optical Materials and devices made from Optical Materials will improve the performance and reduce the cost of electro-optic components used for fiber-optic telecommunications and data communications systems, phased-array antennas, optical computing and other photonics applications.

Plan of Operation

The Company plans to introduce a production version of a retinal scanning display in 2001. To support the product introduction, the Company has produced engineering prototypes of the commercial product.  These prototypes are being used by our sales and marketing groups to demonstrate the technology to future potential customers and to obtain customer feedback (See Considerations Relating to the Company’s Business).

The Company also intends to continue entering into strategic relationships with systems integrators and equipment manufacturers to pursue the development of commercial products incorporating the retinal scanning display technology.

In addition, the Company plans to continue to pursue, obtain and perform on development contracts.  The Company expects that such contracts will further the development of the retinal scanning display technology and lead to additional commercial products.  The Company also plans to invest funds for ongoing innovation and improvements to the retinal scanning display technology.  These innovations and improvements include developing component technology, building additional prototypes, and designing components and products for manufacturability.  The Company intends to continue hiring qualified sales, marketing, technical and other personnel and to continue investing in laboratory facilities and equipment to achieve development and production objectives.

Lumera plans to develop optical components that offer increased speed, reduced size and cost, greater reliability, and more efficient operation than existing electro-optic component technologies.  Moreover, Lumera believes that its Optical Materials technology is well suited to the manufacture of highly complex, highly integrated optical systems.  The first product planned for introduction is a high-speed electro-optical (“EO”) modulator that will provide a direct replacement for currently available lithium niobate modulators.  The function of an EO modulator is to encode data onto laser beams that carry and deliver data throughout optical fiber networks.  Lumera’s Optical Materials address the fundamental limitations of materials currently used in EO modulators.  The advantage of Lumera’s approach is that the Optical Materials can be chemically designed to optimize performance for a specific application.  In addition, the Optical Materials technology has potential applications in a broad range of optical networking components.

Lumera’s Optical Materials technology may ultimately be sold in a variety of forms, including coated wafers, non-packaged discrete devices, non-packaged integrated devices, packaged discrete components, packaged integrated components, and intellectual property in the form of licenses, integrated cells, and other forms.  Lumera’s target customers include strategic technology partners, sub-system manufacturers, private label component vendors, component distributors and systems manufacturers in the telecommunications industry.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO
THREE MONTHS ENDED MARCH 30, 2000

Contract Revenue.  The Company earns revenue from performance on development contracts and sales of engineering prototypes.  Contract revenue in the three months ended March 31, 2001 increased by $200,000, or 11%, to $2.3 million from $2.1 million in the same period in 2000. For the three months ended March 31, 2001, all revenue was derived from performance on development contracts.  The Company’s customers include both the United States government and commercial enterprises.

The backlog of development contracts and product sales at March 31, 2001 was $9.6 million of the work and product shipments, all of which, are scheduled for completion during the next twelve months.

Cost of Revenue.  Cost of revenue includes both the direct and allocated indirect costs of performing on development contracts. Indirect costs include staff and related support costs associated with building the Company’s technical capabilities and capacity to perform on development contracts the Company expects to enter into in the future.

Cost of revenue for the three months ended March 31, 2001 increased by $100,000, or 6%, to $1.6 million from $1.5 million in the same period in 2000.  The increase is attributable to higher direct cost and offset by lower overhead cost allocation to cost of revenue in the three months ended March 31, 2001 than in the same period in 2000.  The higher level of direct cost is attributable to the timing and structure of the performance on development contracts.  Research and development overhead is allocated to cost of revenue and research and product development expense based on the relative direct labor cost incurred in cost of revenue and research and product development respectively.  The lower overhead allocation to cost of revenue is due to a higher portion of work performed on (and related overhead allocated to) research and product development.

The Company expects that cost of revenue will increase in the future.  This increase will likely result from additional development contract work that the Company expects to perform and the cost of future product sales.  As a percentage of revenue, the company expects the cost of revenue to decline over time as the Company realizes economies of scale associated with higher levels of development contract business and planned future product shipments.

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

Research and development expense in the three months ended March 31, 2001 increased by $4.5 million, or 124%, to $8.1 million from $3.6 million in the same period in 2000. The increase reflects continued implementation of the Company’s operating plan, which calls for building technical staff and supporting activities, establishing and equipping in-house laboratories, and developing and maintaining intellectual property.

In February 2001, the Company acquired a fully paid exclusive license for the “HALO” technology from the University of Washington.  This technology involves the projection of data and images onto the inside of a dome that is placed over the viewer’s head.  The Company issued 37,000 shares of Common Stock valued at $1.0 million and paid $100,000 to the University of Washington for the license.

In March 2001, Lumera paid $200,000 to the University of Washington for an exclusive royalty-bearing license relating to the Optical Material technology.  In addition Lumera issued 802,414 shares of Class A Common Stock to the University of Washington pursuant to a Sponsored Research Agreement (the "Research Agreement").  The total value of the stock of $3.0 million will be amortized over the three-year life of the Research Agreement.  The total amortization expense relating to the Research Agreement during the three months ended March 31, 2001 was $92,000.  In addition, in March 2001, Lumera paid $750,000, of which $250,000 was recognized as expense during the three months end March 31, 2001, to the University of Washington as the first quarterly payment for the Optical Materials Research Agreement.  Lumera is required to make additional equal quarterly payments to the University of Washington over the three-year term of the Research Agreement.  Total research and product developement expense for Lumera was approximately $1.8 million during the three months ended March 31, 2001.

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

The Company expects that the amount of spending on research and product development will continue to grow, compared to prior years, in future quarters as the Company:

•            Continues development of the Company’s retinal scanning display technology,
•            Develops and commercializes the Optical Materials technology,
•            Prepares for the planned introduction of the Company’s first commercial product in late 2001,
•            Accelerates development of microdisplays to meet emerging market opportunities,
•            Expands the Company’s investment in bar code reader development, and
•            Pursues other potential business opportunities.

Marketing, General and Administrative Expense.  Marketing, general and administrative expenses include compensation and support costs for sales, marketing, management and administrative staff, and for other general and administrative costs, including legal and accounting, consultants, and other operating expenses.

Marketing, general and administrative expenses in the three months ended March 31, 2001 increased by $1.4 million, or 58%, to $3.7 million from $2.3 million in the same period in 2000.  The increase includes increases in compensation expenses and support costs for employees and contractors.  The Company expects marketing, general and administrative expenses to increase substantially in future periods as the Company:

•            Adds to its sales and marketing staff,
•            Makes additional investments in sales and marketing activities, and
•            Increases the level of corporate and administrative activity.

Non-Cash Compensation Expense.  Non-cash compensation expense in the three months ended March 31, 2001 increased by $310,000 or 207% to $460,000 from $150,000 in the same period in 2000.  Non-cash compensation expense includes:

•            The amortization of the value of stock options granted to individuals who are not employees or directors of the Company.
•            The amortization of the excess of fair market value over the strike price for shares issued to employees and the Board of Directors

Non-cash compensation expense in 2001 includes the cost of two five-year consulting agreements that the Company entered into with two independent consultants in August 2000 to provide strategic business and financial consulting services. Compensation expense of approximately $200,000 related to these agreements was recorded in the three months ended March 31, 2001.

Interest Income and Expense.  Interest income in the three months ended March 31, 2001 increased by $250,000, or 56%, to $700,000 from $450,000 in the same period in 2000.  This increase resulted primarily from higher average cash and investment securities balances in the three months ended March 31, 2001 than the average cash and investment securities balances in the same period of the prior year.

Interest expense in the three months ended March 31, 2001 was consistent with the same period in 2000.

Liquidity and Capital Resources

The Company has funded operations to date primarily through the sale of common stock, convertible preferred stock and, to a lesser extent, contract revenue. At March 31, 2001, the Company had $54.1 million in cash, cash equivalents and investment securities.

Cash used in operating activities totaled $9.0 million during the three months ended March 31, 2001 compared to $4.3 million during the same period in 2000.  Cash used in operating activities for each period resulted primarily from the net loss for the period.

Cash provided by investing activities totaled $2.6 million during the three months ended March 31, 2001, compared to $3.0 million during the same period of 2000.  The decrease resulted from less activity in the Company’s available-for-sale investment security portfolio.

The Company used $500,000 for capital expenditures during the three months ended March 31, 2001 compared to $300,000 during the same period in 2000.  Historically, capital expenditures have been used to make leasehold improvements to leased office space and to purchase computer hardware and software, laboratory equipment and furniture and fixtures to support growth.  The Company expects capital expenditures to continue to increase substantially as the Company continues to expand operations.

Cash provided by financing activities totaled $21.4 million during the three months ended March 31, 2001, compared to $2.3 million during the same period in 2000.  During the three months ended March 31, 2001 Lumera raised $21.4 million, before issuance costs, from the issuance of 2,136,000 shares of manditorily redeemable convertible preferred stock.

Future operating expenditures and capital requirements will depend on numerous factors, including the following:

•    The progress of research and development programs,
•    The progress in commercialization activities and arrangements,
•    The cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights,
•    Competing technological and market developments, and
•    The Company’s ability to establish cooperative development, joint venture and licensing arrangements.

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

The Company believes that its cash, cash equivalents and investment securities balances at March 31, 2001 will satisfy its budgeted cash requirements for at least the next 12 months.  Actual expenses, however, may be higher than estimated and the Company may require additional capital earlier than anticipated to:

•    Accelerate the development of retinal scanning display technology and the Optical Materials technology,
•    Respond to competitive pressures, or
•    Meet unanticipated development difficulties.

The Company’s operating plan calls for the addition of technical and business staff and the purchase of additional computer and laboratory equipment, and leasehold improvements.  The operating plan also provides for the development of strategic relationships with systems and equipment manufacturers. There can be no assurance that additional financing will be available to the Company or that, if available, it will be available on acceptable terms on a timely basis.  If adequate funds are not available to satisfy either short-term or long-term capital requirements, the Company may be required to reduce operations significantly.  The Company’s capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can, directly or through arrangements with OEMs, introduce products incorporating the retinal scanning display technology and the market acceptance and competitive position of such products.

New Accounting Pronouncements

The Company adopted SFAS No. 133 “Accounting for Derivatives and Hedging Activities” in the quarter ended March 31, 2001. The adoption of this standard did not have a material impact on the Company’s financial positions results of operations or cash flows.

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

We are aware of several patents held by third parties that relate to certain aspects of retinal scanning displays.  These patents could be used as a basis to challenge the validity of the University of Washington’s patents, to limit the scope of the University of Washington’s patent rights or to limit the University of Washington’s ability to obtain additional or broader patent rights.  A successful challenge to the validity of the University of Washington’s patents could limit our ability to commercialize the retinal scanning display technology and, consequently, materially reduce our revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us or by the University of Washington with respect to current and future technology.  Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually be issued with claims that will be infringed by our products or the retinal scanning display technology.  The defense and prosecution of a patent suit would be costly and time–consuming, even if the outcome were ultimately favorable to us.  An adverse outcome in the defense of a patent suit could subject us to significant cost, require others and us to cease selling products that incorporate retinal scanning display technology, or to cease licensing the retinal scanning display technology, or to require disputed rights to be licensed from third parties.  Such licenses would increase our cost or may not be available at all.  Moreover, if claims ofinfringement are asserted against our future co–development partners or customers, those partners or customers may seek indemnification from us for damages or expenses they incur.

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

•    As of March 31, 2001, we had an accumulated deficit of $76.4 million.
•    We incurred net losses of $22.9 million from inception through 1998, $16.7 million in 1999, $26.6 million in 2000, and $10.2 million during the three months ended March 31, 2001.

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

As of April 30, 2001, we had outstanding:

• options to purchase an aggregate of 3,158,000 shares of Microvision common stock, and
• warrants to purchase 463,000 shares of Microvision common stock.

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

Certain provisions of Washington law and our amended and restated articles of incorporation and bylaws contain provisions that create burdens and delays when someone attempts to purchase our Company.  As a result, these provisions could limit the price that investors are willing to pay for our stock.  These provisions:

• authorize our board of directors, without further shareholder approval, to issue preferred stock that has rights superior to those of the common stock.  Potential purchasers may pay less for our Company because the preferred stockholders may use their rights to take value from the Company, and
• provide that written demand of at least 30% of the outstanding capital shares is required to call a special meeting of the shareholders, which may be needed to approve the sale of the Company.  The delay that this creates could deter a potential purchaser.

Additional risk associated with the Lumera business

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

The optical switching market is a highly competitive market.  Many companies, with substantially greater financial, technical and other resources than us, are working on competitive technologies.  Because of their greater resources, our competitors may develop products or technologies that are superior to our own.  The introduction of superior competing products or technology could cause our Optical Materials technology not to become commercially viable, which could reduce the value of our business.

Lumera’s revenues are highly sensitive to developments in the telecommunications industry.

Lumera’s expected revenues will be derived from product sales to OEMs and system integrators in the telecommunications industry.  We believe that sales of potential products in the telecommunications market could represent a significant portion of our future revenues.  Developments that adversely affect the telecommunications sector, including delays in traffic growth, government regulation or a general economic downturn, could slow or halt our revenue growth.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company’s cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates.  Due to the generally short-term maturities of these investment securities, the Company believes that the market risk arising from its holdings of these financial instruments is not significant.  A one-percent change in market interest rates would have approximately a $341,000 impact on the fair value of the investment securities.

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

The weighted average maturities of cash equivalents and investment securities, available-for-sale, as of March 31, 2001, are as follows.

	Amount	Percent
Cash	$19,967	37.0%
Less than one year	13,585	25.1%
One to two years	18,014	33.3%
Two to three years	2,508	4.6%
	$54,074	100.0%

ITEM 6.            Exhibits and Reports on Form 8-K

(a)         Exhibits

10.1      Independent Director Stock Option Plan, as amended.
10.2      Investor Right’s Agreement, dated as of March 14, 2001 by and between Lumera Corporation and certain investors.

(b)        Reports on Form 8-K

The Company filed one current report on Form 8-K for the event of March 14, 2001 during the quarterly period ended March 31, 2001.

SIGNATURES

             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.

Date: May 14, 2001	/s/ Richard F. Rutkowski
Richard F. Rutkowski
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2001	/s/ Jeff Wilson
Jeff Wilson
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

Exhibit Number	Description

10.1	Independent Director Stock Option Plan, as amended.
10.2	Investor Right’s Agreement, dated as of March 14, 2001 by and between Lumera Corporation and certain investors.