Form 10-Q
period 2001-06-30
MICROVISION INC
filed 2001-08-14
CIK 65770

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
          ACT OF 1934.

For the quarterly period ended June 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

As of July 15, 2001, 12,010,000 shares of the Company’s common stock, no par value, were outstanding.

PART I
FINANCIAL INFORMATION

Microvision, Inc.

Consolidated Balance Sheet
(In thousands)

	June 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$8,811	$7,307
Investment securities, available-for-sale	34,036	33,410
Accounts receivable, net of allowances of $109 and $93	614	1,033
Costs and estimated earnings in excess of billings on uncompleted contracts	982	2,116
Current restricted investments	-	1,125
Other current assets	3,513	976

Total current assets	47,956	45,967

Long-term investment, at cost	624	624
Property and equipment, net	9,098	7,516
Restricted investments	903	951
Receivables from related parties	1,620	1,000
Other assets	1,835	114

Total assets	$62,036	$56,172

Liabilities, Minority Interest and Shareholders' Equity
Current Liabilities
Accounts payable	$1,442	$1,974
Accrued liabilities	3,337	2,359
Allowance for estimated contract losses	155	295
Billings in excess of costs and estimated earnings on uncompleted contracts	46	419
Current portion of capital lease obligations	240	317
Current portion of long-term debt	55	52

Total current liabilities	5,275	5,416

Capital lease obligations, net of current portion	133	182
Long-term debt, net of current portion	262	290
Deferred rent, net of current portion	250	242

Total liabilities	5,920	6,130

Commitments and Contingencies	-	-

Minority Interest	18,568	-

Shareholders' Equity
Common stock and paid-in capital, no par value, 31,250 shares authorized; 12,010 and 11,884 shares issued and outstanding	125,995	120,506
Deferred compensation	(3,889)	(4,378)
Subscriptions receivable from related parties	(323)	(403)
Accumulated other comprehensive income	688	454
Accumulated deficit	(84,923)	(66,137)

Total shareholders' equity	37,548	50,042

Total liabilities, minority interest and shareholders' equity	$62,036	$56,172

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Operations
(In thousands, except earnings per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Revenue	$1,772	$1,176	$4,109	$3,286

Cost of revenue	1,081	884	2,643	2,352

Gross margin	691	292	1,466	934

Research and development expense (exclusive of non-cash compensation expense of $0 and $3 for the three months and $10 and $6 for the six months ended June 30, 2001 and 2000, respectively)	8,285	4,522	16,352	8,119

Marketing, general and administrative expense (exclusive of non-cash compensation expense of $514 and $ 513 for the three months and $966 and $664 for the six months ended June 30, 2001 and 2000, respectively)	3,303	2,999	7,004	5,339

Non-cash compensation expense	514	516	976	670

Total operating expenses	12,102	8,037	24,332	14,128

Loss from operations	(11,411)	(7,745)	(22,866)	(13,194)

Interest income	723	844	1,429	1,296
Interest expense	(21)	(31)	(45)	(108)

Loss before minority interests	(10,709)	(6,932)	(21,482)	(12,006)

Minority interests in loss of consolidated subsidiary	2,142	-	2,696	-

Net loss	$(8,567)	$(6,932)	$(18,786)	$(12,006)

Net loss per share - basic and diluted	$(0.72)	$(0.60)	$(1.57)	$(1.09)

Weighted-average shares outstanding -basic and diluted	11,974	11,531	11,945	11,000

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Comprehensive Loss
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Net loss	$(8,567)	$(6,932)	$(18,786)	$(12,006)
Other comprehensive income (loss) -
Unrealized gain (loss) on investment securities, available-for-sale	(99)	33	234	30

Comprehensive loss	$(8,666)	$(6,899)	$(18,552)	$(11,976)

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,

	2001	2000

Cash flows from operating activities
Net loss	$(18,786)	$(12,006)
Adjustments to reconcile net loss to net cash used in operations

Depreciation	1,077	516
Non-cash expenses related to issuance of stock, warrants, options and amortization of deferred compensation	2,291	670
Minority interests in loss of consolidated subsidiary	(2,696)	-
Non-cash deferred rent	8	19
Allowance for estimated contract losses	(140)	-
Change in
Accounts receivable	419	138
Costs and estimated earnings in excess of billings on uncompleted contracts	1,134	1,140
Other current assets	(1,534)	(942)
Receivables from related parties	(620)	-
Other assets	(58)	49
Accounts payable	(532)	(633)
Accrued liabilities	978	663
Billings in excess of costs and estimated earnings on uncompleted contracts	(373)	10

Net cash used in operating activities	(18,832)	(10,376)

Cash flows from investing activities
Sales of investment securities	5,000	40,560
Purchases of investment securities	(5,392)	(52,277)
Sales of restricted investment securities	1,173	149
Purchases of restricted investment securities	-	(2,725)
Purchases of property and equipment	(2,603)	(1,014)

Net cash used in investing activities	(1,822)	(15,307)

Cash flows from financing activities
Principal payments under capital leases	(182)	(126)
Principal payments under long-term debt	(25)	(23)
Payments received on subscriptions receivable	80	57
Net proceeds from issuance of common stock	1,043	36,254
Net proceeds from sale of subsidiary's equity to minority interests	21,242	-

Net cash provided by financing activities	22,158	36,162

Net increase in cash and cash equivalents	1,504	10,479
Cash and cash equivalents at beginning of period	7,307	2,798

Cash and cash equivalents at end of period	$8,811	$13,277

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Six months ended June 30,

	2001	2000

Supplemental disclosure of cash flow information

Cash paid for interest	$45	$108

Supplemental schedule of non-cash investing and financing activities

Property and equipment acquired under capital leases	$56	$246

Conversion of preferred stock to common stock	$-	$1,536

Payments for exclusive license agreements by issuance of common stock	$971	$377

Issuance of subsidiary common stock under sponsored research agreement	$3,001	$-

Exercise of stock options for subscriptions receivable	$-	$397

Deferred compensation - warrants, options and stock grants	$474	$1,872

Unrealized gain on investment securities, available-for-sale	$234	$30

The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.
Notes to Consolidated Financial Statements
June 30, 2001

Management’s Statement

The Consolidated Balance Sheet as of June 30, 2001, the Consolidated Statements of Operations, Cash Flows and Comprehensive Loss for the three and six months ended June 30, 2001, and June 30, 2000 have been prepared by Microvision, Inc. (“the Company”) and have not been audited.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and all periods presented, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.  The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of its majority owned subsidiary Lumera Corporation (“Lumera”).  All material intercompany accounts and transactions have been eliminated in consolidation.

Lumera losses have been allocated to common shareholders of Lumera until their book interest was depleted and then to preferred shareholders of Lumera.

Net Loss Per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods.  Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding.  Diluted net loss per share for the periods ended June 30, 2001 and June 30, 2000 is equal to basic net loss per share because the effect of potential common stock equivalents outstanding during the periods, including options and warrants is anti-dilutive.

The components of basic and diluted earnings per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Numerator:
Net loss	$(8,567)	$(6,932)	$(18,786)	$(12,006)

Denominator:
Basic and diluted weighted-average common shares outstanding	11,974	11,531	11,945	11,000

Basic and diluted net loss per share	$(.72)	$(.60)	$(1.57)	$(1.09)

As of June 30, 2001 and 2000, the Company had outstanding options and warrants to purchase 3,868,000 and 3,373,000 shares of common stock, respectively.

Equity

In March 2001, Lumera raised $21,360,000, before issuance costs, from the sale of 2,136,000 shares of mandatorily redeemable convertible preferred stock (“Preferred Stock”).  In addition, Lumera issued 264,000 shares of Preferred Stock to Microvision to retire $2,640,000 of intercompany debt.  The Preferred Stock is convertible to an equal number of shares of Lumera Class A Common Stock.

In February 2001, the Company issued 37,000 shares of common stock and paid $100,000 to the University of Washington as final payment for a fully paid exclusive license for the HALO technology.  The total value of the payment of $1.1 million was recorded as an expense.

In January 2001, Lumera issued 802,414 of Lumera Class A Common Stock, valued at $3,009,000, to the University of Washington as partial consideration for a three year sponsored research agreement.  The value of the shares will be amortized over the three year term of the sponsored research agreement.

Segment Information

The Company is organized into two major segments - Microvision, which is engaged in the development and manufacture of retinal scanning displays and related technologies, and Lumera, which is engaged in developing optical systems components technology.  The segments were determined based on how management views and evaluates the Company’s operations.

A significant portion of the segments’ expenses arise from shared services that Microvision provides to the segments to realize economies of scale and to efficiently use resources.  These services include centralized management, legal, accounting, human resources, real estate, management information systems, treasury and other corporate services.  Expenses related to these services are allocated to the segments on a basis that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received by the segments.

The following tables reflect the results of the Company’s reportable segments for the three months and six months ended June 30, 2001.  The performance of each segment is measured based on appropriate metrics.  These results are used, in part, by management in evaluating the performance of, and in the allocation of resources to, each of the segments.

	Three months ended June 30, 2001
	Microvision	Lumera	Elimination	Total

Revenues	$1,749	$23	$-	$1,772
Interest income	619	143	(39)	723
Interest expense	21	39	(39)	21
Depreciation	360	210	-	570
Segment loss	8,302	2,407	(2,142)	8,567
Segment assets	48,375	20,139	(6,478)	62,036
Expenditures for capital assets	658	1,487	-	2,145

	Six months ended June 30, 2001
	Microvision	Lumera	Elimination	Total

Revenues	$4,070	$39	$-	$4,109
Interest income	1,636	186	(393)	1,429
Interest expense	45	393	(393)	45
Depreciation	720	357	-	1,077
Segment loss	16,223	5,259	(2,696)	18,786
Segment assets	48,375	20,139	(6,478)	62,036
Expenditures for capital assets	1,016	1,643	-	2,659

As of June 30, 2000, there was no significant activity in the Lumera segment.

New Accounting Pronouncements

The Company adopted SFAS No. 133 “Accounting for Derivatives and Hedging Activities” in the quarter ended March 31, 2001. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July of 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141 “Business Combinations” (SFAS No. 141). It is effective for all business combinations initiated after July 1, 2001. SFAS No. 141, supersedes APB Opinion No. 16, Business Combinations, and FSAB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and requires that all business combinations be accounted for using the purchase method of accounting. In addition, SFAS No. 141 requires certain intangibles to be recognized as assets apart from goodwill if they meet certain criteria, and expanded disclosures regarding the primary reasons for consummation of the combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. The Company does not currently expect adoption to have a material impact on its financial position, results of operations or cash flows. The Company will be required to implement SFAS No. 141 in the third quarter of fiscal 2001.

In July of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142). It is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, and addresses financial accounting and reporting for intangible assets acquired individually, or with a group of other assets, and the accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the model set forth in SFAS No. 142, goodwill is no longer amortized to earnings, but instead is subject to periodic testing for impairment. The Company is currently in the process of assessing the impact of this statement, if any, on the financial position of the Company. The Company will be required to implement SFAS No. 142 in the first quarter of fiscal 2002.

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

Microvision, Inc. (“Microvision” or the “Company”) develops information display and related technologies that allow electronically generated images and information to be projected directly onto a viewer's retina.  The Company has defined three distinct business platforms relating to the delivery of images and information:

•	Retinal Scanning Displays - Utilizing the retinal scanning display technology to display information on the viewer’s retina.

•	Imaging Solutions – Utilizing proprietary scanning technology and the retinal scanning display technology to capture images and information.

•	Optical Materials – Utilizing a new class of organic non-linear chromophore materials (“Optical Materials”) technology to transmit information using light.

                           Retinal Scanning Displays

The Company has developed prototype retinal scanning display technology devices, including portable color and monochrome versions and a full color table-top version, and is currently refining and developing its retinal scanning display technology for potential defense, medical, industrial and consumer applications.  The Company expects to commercialize its technology through the development of products and as a supplier of personal display technology to original equipment manufacturers or to OEMs.  The Company believes the retinal scanning display technology will be useful in a variety of applications, including portable communications and visual simulations that include applications requiring the superimposing of images onto the user's field of vision.  The Company expects that its retinal scanning display technology will allow for the production of highly miniaturized, lightweight, battery-operated displays that can be held or worn comfortably.

The Company’s retinal scanning display technology includes proprietary technology developed by the Company, technology licensed from other companies and the Virtual Retinal Display ™ technology licensed from the University of Washington.

             Imaging Solutions

The Imaging Solutions group develops products, such as bar code readers or miniature high resolution cameras, that capture images using the retinal scanning display technology and other proprietary technology.  The Company believes that the basic components of the retinal scanning display system can be used to develop bar code readers and miniature high resolution cameras that have higher performance and lower cost than those currently available.   The Company has developed proprietary scanner technology, that it has used to build a prototype handheld bar code scanner.  During 2001, the Company plans to continue to refine the design of the hand held scanner and plans to introduce the device in 2002.

             Optical Materials

During 2000, the Company formed Lumera Corporation (“Lumera”) to develop and commercialize the Optical Materials technology and devices that utilize the properties of these proprietary materials.  Lumera expects that the Optical Materials and devices made from Optical Materials will improve the performance and reduce the cost of electro-optic components used for fiber-optic telecommunications and data communications systems, phased-array antennas, optical computing and other photonics applications.  Lumera plans to introduce its first product, an electro-optic modulator, in late 2002.

Plan of Operation

The Company plans to introduce a production version of a retinal scanning display in late 2001.To support the product introduction, the Company has produced engineering prototypes of the commercial product.  These prototypes are being used by the Company’s sales and marketing groups to demonstrate the technology to potential customers and to obtain customer feedback on market requirements. (See “Considerations Relating to the Company’s Business”).

The Company intends to continue entering into strategic relationships with systems integrators and equipment manufacturers to pursue the development of commercial products incorporating the retinal scanning display technology.

In addition, the Company plans to continue to pursue, obtain and perform on development contracts.  The Company expects that such contracts will further the development of the retinal scanning display technology and lead to additional commercial products.  The Company also plans to invest funds for ongoing innovation and improvements to the retinal scanning display technology.  These innovations and improvements include developing component technology, building additional prototypes and designing components and products for commercial production.  The Company intends to continue hiring qualified sales, marketing, technical and other personnel, and to continue investing in laboratory and production facilities and equipment to achieve development and production objectives.

Lumera plans to develop optical components that offer increased speed, reduced size and cost, greater reliability, and more efficient operation than existing electro-optic component technologies.  Moreover, Lumera believes that its Optical Materials technology is well suited to the manufacture of highly complex, highly integrated optical systems.  The first product planned for introduction is a high-speed electro-optical (“EO”) modulator that will provide a direct replacement for currently available lithium niobate modulators.  The function of an EO modulator is to encode data into laser beams that carry and deliver data through optical fiber.  Lumera believes its Optical Materials will overcome the fundamental limitations of materials currently used in EO modulators.  A distinct  advantage of Lumera’s approach is that the Optical Materials can be chemically designed to optimize performance for a specific application.  Lumera believes the Optical Materials technology has potential applications in a broad range of optical networking components.

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO
THREE MONTHS ENDED JUNE 30, 2000

Contract Revenue.  The Company earns revenue from performance on development contracts and sales of engineering prototypes.  Revenue in the three months ended June 30, 2001 increased by $600,000, or 51%, to $1.8 million from $1.2 million in the same period in 2000. For the three months ended June 30, 2001, all revenue was derived from performance on development contracts.  The Company’s customers include both the United States government and commercial enterprises.

In April 2001, the Company entered into a $4.6 million modification of its Aircrew Integrated Helmet System contract.  In April 2001, the Company also entered into a $2.9 million modification of its Virtual Cockpit Optimization Program contract.  The modifications fund continued improvements in helmet mounted displays developed under the respective programs.

The backlog of development contracts and product sales at June 30, 2001 was $7.9 million, all of which is scheduled for completion during the next twelve months.

Cost of Revenue.  Cost of revenue includes both the direct and allocated indirect costs of performing on development contracts. Indirect costs include staff and related support costs associated with building the Company’s technical capabilities and capacity to perform on development contracts that the Company expects to enter into in the future.

Cost of revenue for the three months ended June 30, 2001 increased by $200,000, or 22%, to $1.1 million from $900,000 in the same period in 2000.  The increase is attributable to higher direct cost and overhead cost allocation to cost of revenue in the three months ended June 30, 2001 than in the same period in 2000.  The higher level of direct cost is attributable to the timing and structure of the performance on development contracts.  Research and development overhead is allocated to cost of revenue and research and development expense based on the relative direct labor cost incurred in cost of revenue and research and development, respectively.

The Company expects that the cost of revenue will increase in the future.  This increase will likely result from additional development contract work that the Company expects to perform and the cost of future product sales.  As a percentage of revenue, the Company expects the cost of revenue to decline over time as the Company realizes economies of scale associated with higher levels of development contract business and expected future commercial product sales.

Research and Development Expense.  Research and development expense consists of:

•	Compensation related costs of employees and contractors engaged in internal research and development activities,

•	Laboratory operations, outsourced development and processing work,

•	Fees and expenses related to license acquisition, patent applications, prosecution and protection, and

•	Related operating expenses.

Included in research and development expense are costs incurred in acquiring and maintaining licenses of technology from other companies.  The Company has charged all costs associated with product development activity not allocable to cost of revenue to research and development expense.

Research and development expense in the three months ended June 30, 2001 increased by $3.8 million, or 83%, to $8.3 million from $4.5 million in the same period in 2000. The increase reflects continued implementation of the Company’s operating plan, which calls for building technical staff and supporting activities, establishing and equipping in-house laboratories, and developing and maintaining intellectual property.

During the three months ended June 30, 2001, Lumera recognized $250,000 of expense relating to the issuance of $3.0 million of Lumera Class A Common Stock to the University of Washington pursuant to a sponsored research agreement.  In addition, during the three months ended June 30, 2001, Lumera recognized $750,000 as expense for quarterly cash payments required to be paid under the sponsored research agreement with the University of Washington.  Additional equal quarterly payments are required over the three-year term of the sponsored  research agreement.  Research and development expense for Lumera during the three months ended June 30, 2001 was $1.9 million. As of June 30, 2000, there was no significant activity in the Lumera segment.

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

The Company expects that the amount of spending on research and development will continue to grow, compared to prior years, in future periods as the Company:

•	Continues development of its retinal scanning display technology,

•	Develops and commercializes the Optical Materials technology,

•	Prepares for the planned introduction of the Company’s first commercial product in late 2001,

•	Accelerates development of microdisplays to meet emerging market opportunities,

•	Incurs additional cost to develop new bar code reader technology, and

•	Pursues other potential business opportunities.

Marketing, General and Administrative Expense.  Marketing, general and administrative expenses include compensation and support costs for sales, marketing, management and administrative staff, and for other general and administrative costs, including legal and accounting, consultants and other operating expenses.

Marketing, general and administrative expenses in the three months ended June 30, 2001 increased by $300,000, or 10%, to $3.3 million from $3.0 million in the same period in 2000.  The change includes increases in compensation expenses and support costs for employees and contractors.  Marketing general and administrative expense for Lumera for the three months ended June 30, 2001 was $700,000.  As of June 30, 2000 there was no significant activity in the Lumera segment.  A significant portion of Lumera’s marketing, general and administrative expenses, for the three months ended June 30, 2001, are for shared services that Microvision provides to Lumera.  The Company expects marketing, general and administrative expenses to increase substantially in future periods as the Company:

•	Adds to its sales and marketing staff,

•	Incurs additional cost in sales and marketing activities, and

•	Increases the level of corporate and administrative activity.

Non-Cash Compensation Expense.  Non-cash compensation expense in the three months ended June 30, 2001 was consistent with the same period in 2000.  Non-cash compensation expense includes:

•	The amortization of the value of stock options granted to individuals who are not employees or directors of the Company,

•	The amortization of the excess of fair market value over the exercise price for options issued to employees and the Board of Directors, and

•	The amortization of the value of stock granted to the Board of Directors.

Non-cash compensation expense in 2001 includes the amortization of the value of options issued in connection with two five-year consulting agreements that the Company entered into with two independent consultants in August 2000 to provide strategic business and financial consulting services to Microvision. Non-cash compensation expense of approximately $300,000 related to these agreements was recorded in the three months ended June 30, 2001.

Interest Income and Expense.  Interest income in the three months ended June 30, 2001 decreased by $100,000, or 14%, to $700,000 from $800,000 in the same period in 2000.  This decrease resulted primarily from lower average cash and investment securities balances in the three months ended June 30, 2001 than the average cash and investment securities balances in the same period of the prior year.

Interest expense in the three months ended June 30, 2001 was consistent with the same period in 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO
SIX MONTHS ENDED JUNE 30, 2000

Contract Revenue.  Revenue in the six months ended June 30, 2001 increased by $800,000, or 25%, to $4.1 million from $3.3 million in the same period in 2000. For the six months ended June 30, 2001, all revenue was derived from performance on development contracts.

Cost of Revenue.   Cost of revenue for the six months ended June 30, 2001 increased by $300,000, or 12%, to $2.7 million from $2.4 million in the same period in 2000.  The increase is attributable to higher direct costs and offset in part by lower overhead cost allocation to cost of revenue in the six months ended June 30, 2001 than in the same period in 2000.  The higher level of direct cost is attributable to the timing and structure of the performance on development contracts.  Research and development overhead is allocated to cost of revenue and research and development expense based on the relative direct labor cost incurred in cost of revenue and research and development, respectively.  Revenue in both the six months ended June 30, 2001 and June 30, 2000, includes revenue for which precontract costs were recognized in the prior quarters.

Research and Development Expense.   Research and development expense in the six months ended June 30, 2001 increased by $8.2 million, or 101%, to $16.3 million from $8.1 million in the same period in 2000. The increase reflects continued implementation of the Company’s operating plan, which calls for building technical staff and supporting activities, establishing and equipping in-house laboratories, and developing and maintaining intellectual property.

In February 2001, the Company made the final payment on a fully paid exclusive license for the “HALO” technology from the University of Washington.  This technology involves the projection of data and images onto the inside of a dome that is placed over the viewer’s head.  The Company issued 37,000 shares of Common Stock valued at $1.0 million and paid $100,000 to the University of Washington for the license.  The total value of the final payment of $1.1 million was recorded as an expense.

In March 2001, Lumera paid $200,000 to the University of Washington for an exclusive royalty-bearing license relating to the Optical Materials technology.  The payment was recorded as an expense.  In addition, Lumera issued 802,414 shares of its Class A Common Stock to the University of Washington pursuant to a sponsored research agreement.  The total value of the stock of $3.0 million is being amortized over the three year life of the research agreement.  The total amortization expense relating to the research agreement during the six months ended June 30, 2001 was $300,000.  In addition, during the six months ended June 30, 2001, Lumera has made three $750,000 payments to the University of Washington as quarterly payments under the research agreement.  Continued quarterly payments of $750,000 are required over the remaining term of the three year research agreement.  Lumera amortized $1.0 million to expense for the cash portion of the payments under the sponsored research agreement during the six months ended June 30, 2001.  The remaining $1.3 million paid to the University of Washington is recorded as an other current asset at June 30, 2001.

Research and development expense for Lumera during the six months ended June 30, 2001, including the payments under the research agreement was $3.7 million.

Marketing, General and Administrative Expense.  Marketing, general and administrative expenses in the six months ended June 30, 2001 increased by $1.7 million, or 31%, to $7.0 million from $5.3 million in the same period in 2000.  The increase includes increases in compensation expenses and support costs for employees and contractors.  Marketing, general and administrative expenses for Lumera during the six months ended June 30, 2001 were $1.4 million.  The Company expects marketing, general and administrative expenses to increase substantially in future periods as the Company:

•	Adds to its sales and marketing staff,

•	Incurs additional costs in sales and marketing activities, and

•	Increases the level of corporate and administrative activity.

Non-Cash Compensation Expense.  Non-cash compensation expense in the six months ended June 30, 2001 increased by $300,000, or 46%, to $1.0 million from $700,000 in the same period in 2000.

Non-cash compensation expense in 2001 includes the amortization of the value of options issued in connection with two five-year consulting agreements that the Company entered into with two independent consultants in August 2000 to provide strategic business and financial consulting services. Non-cash compensation expense of approximately $500,000 related to these agreements was recorded in the six months ended June 30, 2001.

Interest Income and Expense.  Interest income in the six months ended June 30, 2001 increased by $100,000, or 10%, to $1.4 million from $1.3 million in the same period in 2000.  This increase resulted primarily from higher average cash and investment securities balances in the six months ended June 30, 2001 than the average cash and investment securities balances in the same period of the prior year.

Interest expense in the six months ended June 30, 2001 was consistent with the same period in 2000.

Liquidity and Capital Resources

The Company has funded operations to date primarily through the sale of common stock, convertible preferred stock and, to a lesser extent, contract revenue. At June 30, 2001, the Company had $42.8 million in cash, cash equivalents and investment securities.

Cash used in operating activities totaled $18.8 million during the six months ended June 30, 2001 compared to $10.4 million during the same period in 2000.  Cash used in operating activities for each period resulted primarily from the net loss for the period.

Cash used in investing activities totaled $1.8 million during the six months ended June 30, 2001, compared to $15.3 million during the same period of 2000.  The decrease resulted from less activity in the Company’s available-for-sale investment security portfolio.

The Company used $2.6 million for capital expenditures during the six months ended June 30, 2001 compared to $1.0 million during the same period in 2000.  The increase is primarily a result of additional leasehold improvements and laboratory equipment for Lumera.  Historically, capital expenditures have been used to make leasehold improvements to leased office space, laboratory equipment, computer hardware and software, and furniture and fixtures to support growth.  The Company expects capital expenditures to continue to increase substantially as the Company continues to expand operations.

Cash provided by financing activities totaled $22.2 million during the six months ended June 30, 2001, compared to $36.2 million during the same period in 2000.  During the six months ended June 30, 2001, Lumera raised $21.4 million, before issuance costs, from the issuance of 2,136,000 shares of mandatorily redeemable convertible preferred stock.

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

Lumera is required to make payments of $750,000 per quarter to the University of Washington until March 2003 under the sponsored research agreement.

The Company believes that its cash, cash equivalents and investment securities balances at June 30, 2001 will satisfy its budgeted cash requirements for at least the next 12 months.  Actual expenses, however, may be higher than estimated and the Company may require additional capital earlier than anticipated to:

•	Accelerate the development of retinal scanning display technology and the Optical Materials technology,

•	Respond to competitive pressures, or

•	Meet unanticipated development difficulties.

The Company’s operating plan calls for the addition of technical and business staff and the purchase of additional computer and laboratory equipment and leasehold improvements.  The operating plan also provides for the development of strategic relationships with systems and equipment manufacturers. There can be no assurance that additional financing will be available to the Company or that, if available, it will be available on acceptable terms on a timely basis.  If adequate funds are not available to satisfy either short-term or long-term capital requirements, the Company may be required to substantially reduce operations.  The Company’s capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can, directly or through arrangements with OEMs, introduce products incorporating the retinal scanning display technology and the optical materials technology and the market acceptance and competitive position of such products.

New Accounting Pronouncements

The Company adopted SFAS No. 133 “Accounting for Derivatives and Hedging Activities” in the six month period ended June 30, 2001. The adoption of this standard did not have a material impact to the Company’s financial position, results of operations or cash flow.

In July of 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141 “Business Combinations” (SFAS No. 141). It is effective for all business combinations initiated after July 1, 2001. SFAS No. 141, supersedes APB Opinion No. 16, Business Combinations, and FSAB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and requires that all business combinations be accounted for using the purchase method of accounting. In addition, SFAS No. 141 requires certain intangibles to be recognized as assets apart from goodwill if they meet certain criteria, and expanded disclosures regarding the primary reasons for consummation of the combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. The Company does not currently expect adoption to have a material impact on its financial position, results of operations or cash flows. The Company will be required to implement SFAS No. 141 in the third quarter of fiscal 2001.

In July of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142). It is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, and addresses financial accounting and reporting for intangible assets acquired individually, or with a group of other assets, and the accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the model set forth in SFAS No. 142, goodwill is no longer amortized to earnings, but instead is subject to periodic testing for impairment. The Company is currently in the process of assessing the impact of this statement, if any, on the financial position of the Company. The Company will be required to implement SFAS No. 142 in the first quarter of fiscal 2002.

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

The electronic information display industry and the optical switching industries have been characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards.  Our success will depend upon our ability to further develop the retinal scanning display technology, the Optical Materials technology and to introduce new products and features on a cost effective basis in a timely manner to meet evolving customer requirements and compete effectively with competitors’ product advances.  We may not succeed in these efforts because of:

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

Our success will depend in part on our ability and the ability of the University of Washington and our other licensors to maintain the proprietary nature of the retinal scanning display and related technologies.  We also rely on proprietary Optical Materials technology licensed from the University of Washington.  Although our licensors have patented various aspects of the retinal scanning display technology and applied for patents on various aspects of Optical Materials technology and, although we continue to file our own patent applications covering retinal scanning display features, Optical Materials technology and related technologies, we cannot be certain as to the degree of protection offered by these patents or as to the likelihood that patents will be issued from the pending patent applications.  Moreover, these patents may have limited commercial value or may lack sufficient breadth to protect adequately the aspects of our technology to which the patents relate.  We cannot be certain that our competitors, many of whom have substantially greater resources than us and have made substantial investments in competing technologies, will not apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products.

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

We may require additional capital to continue implementing our business plan.  This may lessen the value of current stockholders’ shares.

We may need additional funds in order to, among other requirements,

•	Further develop retinal scanning display technology and Optical Materials technology,:

•	Add manufacturing capacity,

•	Add to our sales and marketing staff,

•	Develop and protect our intellectual property rights, or

•	Fund long-term business development opportunities.

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

Our success depends on our officers and other key personnel and on the ability to attract and retain qualified new personnel.  Achievement of our business objectives will require substantial additional expertise in the areas of sales and marketing, research and development, and manufacturing.  Competition for qualified personnel in these fields is intense, and the inability to attract and retain additional highly skilled personnel, or the loss of key personnel, could reduce our revenues and adversely affect our business.

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception and our operating losses may increase in the future.  Accordingly, we cannot assure you that we will ever become or remain profitable.

•	As of June 30, 2001, we had an accumulated deficit of $84.9 million

•	We incurred net losses of $22.8 million from inception through 1998, $16.7 million in 1999, $26.6 million in 2000, and $18.8 million during the six months ended June 30, 2001.

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

We cannot be certain that we will succeed in obtaining additional development contracts or that we will be able to obtain customer orders for products incorporating the retinal scanning display technology.  In light of these factors, we expect to continue to incur substantial losses and negative cash flow at least through 2002 and likely thereafter.  We cannot be certain that we will become profitable or achieve positive cash flow at any time in the future.

A substantial number of our shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly.

As of June 30, 2001, we had outstanding:

•	Options to purchase an aggregate of 3,408,000 shares of Microvision common stock, and

•	Warrants to purchase 460,000 shares of Microvision common stock.

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

Our revenues to date have been generated from a limited number of development contracts with U.S. government entities and commercial partners. Our quarterly operating results may vary significantly based on:

•	Reductions or delays in funding of development programs involving new information display technologies by the U.S. government or our current or prospective commercial partners, or

•	The status of particular development programs and the timing of performance under specific development agreements.

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

Additional risks associated with the Lumera business.

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

The optical switching market is a highly competitive market.  Many companies, with substantially greater financial, technical and other resources than us, are working on competing technologies.  Because of their greater resources, our competitors may develop products or technologies that are superior to our own.  The introduction of superior competing products or technology could cause our Optical Materials technology not to become commercially viable, which could reduce the value of our business.

Lumera’s revenues are highly sensitive to developments in the telecommunications industry.

Lumera’s expected revenues will be derived from product sales to OEMs and system integrators in the telecommunications industry.  We believe that sales of potential products in the telecommunications market could represent a significant portion of our future revenues.  Developments that adversely affect the telecommunications sector, including delays or reductions in infrastructure investments, delays in traffic growth, government regulation or a general economic downturn, could slow or halt our revenue growth.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                           MARKET RISK

Substantially all of the Company’s cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates.  Due to the generally short-term maturities of these investment securities, the Company believes that the market risk arising from its holdings of these financial instruments is not material.  A one hundred basis point change in market interest rates would have approximately a $336,000 impact on the fair value of the investment securities.

Presently, all of the Company’s development contract payments are made in U.S. dollars and, consequently, the Company believes it has no foreign currency exchange rate risk.  However, in the future the Company may enter into development contracts or product sales contracts in foreign currencies, which may subject the Company to foreign exchange rate risk.  The Company does not have any derivative instruments and does not presently engage in hedging transactions.

The weighted average maturities of cash equivalents and investment securities, available-for-sale, as of June 30, 2001, are as follows.

	Amount	Percent

Cash	$1,826	4.3%
Less than one year	17,566	41.0%
One to two years	20,031	46.7%
Two to three years	3,424	8.0%

	$42,847	100.0%

Part II
OTHER INFORMATION

ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 28, 2001, the Company issued 3,000 shares of common stock to a warrant holder upon an exercise of a warrant.  The Company received cash consideration of $37,500 in connection with the transaction.  This transaction was exempt from registration under the Securities Act pursuant to Section 4(2) thereof as a transaction not involving a public offering.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on June 6, 2001.  The following proposals were introduced and vote upon:

Proposal No. 1 – Election of Directors

Name	Votes	Votes
	For	Withheld

Richard F. Rutkowski	10,624,154	14,671
Stephen R. Willey	10,624,154	14,671
Richard A. Raisig	10,624,154	14,671
Jacqueline Brandwynne	10,624,154	14,671
Jacob Brouwer	10,624,154	14,671
Richard A. Cowell	10,624,154	14,671
Margaret Elardi	10,624,154	14,671
Walter J. Lack	10,624,154	14,671
William A. Owens	10,624,154	14,671
Robert A. Ratliffe	10,624,154	14,671
Dennis Reimer	10,624,154	14,671

Subsequent to the annual meeting of shareholders in June 2001, Mrs. Elardi resigned as a director of the Company. Mrs. Elardi resigned in order to devote more time to other business ventures.

ITEM 5.            OTHER MATTERS

In June 2001, Mr. William L. Sydnes joined Microvision as Chief Operating Officer.  He most recently served as vice president, product development and operations for SENSAR, Inc. a New Jersey-based firm that developed identification technology that verifies the identification of an individual by utilizing the unique pattern of the iris of an individual’s eye.  Prior to joining SENSAR, Mr. Sydnes served as president and CEO for Sarnoff Real Time Corporation (SRTC), which developed a family of scaleable massively parallel streaming servers.  Sydnes also served as president of Commodore International Services Corporation, and was with IBM for 18 years as a business unit manager for low-end systems where he helped define the base architecture for the IBM PC, XT, AT and PCjr.

ITEM 6.            Exhibits

(a.)        Exhibits

10.1	Employment Agreement between Microvision, Inc. and William L. Sydnes effective June 27, 2001.

SIGNATURES

             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
/s/ RICHARD F. RUTKOWSKI
Date: August 9, 2001
Richard F. Rutkowski
President, Chief Executive Officer
(Principal Executive Officer)

/s/ JEFF WILSON
Date: August 9, 2001
Jeff Wilson
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

Exhibit Number	Description

10.1	Employment Agreement between Microvision, Inc. and William L. Sydnes effective June 27, 2001.