Form 10-Q
period 2001-09-30
MICROVISION INC
filed 2001-11-09
CIK 65770

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

As of October 31, 2001, 12,995,000 shares of the Company’s common stock, no par value, were outstanding.

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

Consolidated Balance Sheet as of September 30, 2001 and December 31, 2000

Consolidated Statement of Operations for the three and nine months ended September 30, 2001 and 2000

Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2001 and 2000

Consolidated Statement of Cash Flows for the nine months ended September 30, 2001 and 2000

Notes to Consolidated Financial Statements

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

PART II

OTHER INFORMATION

Item 2 -	Changes in Securities and Use of Proceeds

Item 6 -	Exhibits

Microvision, Inc.

Consolidated Balance Sheet

(In thousands)

	September 30,	December 31,
	2001	2000
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$11,991	$7,307
Investment securities, available-for-sale	21,883	33,410
Accounts receivable, net of allowances of $109 and $93	884	1,033
Costs and estimated earnings in excess of billings on uncompleted contracts	1,271	2,116
Current restricted investments	-	1,125
Other current assets	2,729	976
Total current assets	38,758	45,967

Long-term investment, at cost	624	624
Property and equipment, net	8,949	7,516
Restricted investments	903	951
Receivables from related parties	2,277	1,000
Other assets	1,585	114
Total assets	$53,096	$56,172

Liabilities, Minority Interest and Shareholders' Equity
Current Liabilities
Accounts payable	$1,616	$1,974
Accrued liabilities	4,980	2,359
Allowance for estimated contract losses	155	295
Billings in excess of costs and estimated earnings on uncompleted contracts	60	419
Current portion of capital lease obligations	198	317
Current portion of long-term debt	56	52
Total current liabilities	7,065	5,416

Capital lease obligations, net of current portion	100	182
Long-term debt, net of current portion	247	290
Deferred rent, net of current portion	255	242
Total liabilities	7,667	6,130

Commitments and Contingencies	-	-

Minority Interest	15,952	-

Shareholders' Equity
Common stock and paid-in capital, no par value, 31,250 shares authorized; 12,023 and 11,884 shares issued and outstanding	125,378	120,506
Deferred compensation	(3,014)	(4,378)
Subscriptions receivable from related parties	(323)	(403)
Accumulated other comprehensive income	557	454
Accumulated deficit	(93,121)	(66,137)
Total shareholders' equity	29,477	50,042
Total liabilities, minority interest and shareholders' equity	$53,096	$56,172

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Operations

(In thousands, except earnings per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Revenue	$2,402	$1,971	$6,511	$5,256

Cost of revenue	1,338	1,717	3,981	4,068
Gross margin	1,064	254	2,530	1,188

Research and development expense (exclusive of non-cash compensation expense of $257 and $2 for the three months and $608 and $7 for the nine months ended September 30, 2001 and 2000, respectively)	8,479	5,732	24,489	13,851

Marketing, general and administrative expense (exclusive of non-cash compensation expense of $294 and $479 for the three months and $1,261 and $1,144 for the nine months ended September 30, 2001and 2000, respectively)	3,816	2,672	10,820	8,010

Non-cash compensation expense	551	481	1,869	1,151
Total operating expenses	12,846	8,885	37,178	23,012

Loss from operations	(11,782)	(8,631)	(34,648)	(21,824)

Interest income	553	973	1,982	2,269
Interest expense	(25)	(25)	(70)	(133)
Realized gain on sale of investment securities	295	-	295	-

Loss before minority interests	(10,959)	(7,683)	(32,441)	(19,688)

Minority interests in loss of consolidated subsidiary	2,761	-	5,457	-

Net loss	$(8,198)	$(7,683)	$(26,984)	$(19,688)

Net loss per share - basic and diluted	$(0.68)	$(0.65)	$(2.25)	$(1.75)

Weighted-average shares outstanding - basic and diluted	12,010	11,828	11,967	11,276

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Net loss	$(8,198)	$(7,683)	$(26,984)	$(19,688)

Other comprehensive income loss - Unrealized gain (loss) on investment securities available-for-sale:

Unrealized holding gains arising during period	164	215	398	245

Less: reclassification adjustment for gains realized in net loss	(295)	-	(295)	-

Net unrealized gain (loss)	(131)	215	103	245

Comprehensive loss	$(8,329)	$(7,468)	$(26,881)	$(19,443)

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2001	2000

Cash flows from operating activities
Net loss	$(26,984)	$(19,688)
Adjustments to reconcile net loss to net cash used in operations Depreciation	1,707	841
Non-cash expenses related to issuance of stock, warrants, options and amortization of deferred compensation	2,840	1,151
Minority interests in loss of consolidated subsidiary	(5,457)	-
Non-cash deferred rent	13	23
Allowance for estimated contract losses	(140)	437
Change in
Accounts receivable	149	515
Costs and estimated earnings in excess of billings on uncompleted contracts	845	266
Other current assets	(750)	20
Receivables from related parties	(1,277)	(400)
Other assets	(58)	49
Accounts payable	(358)	(57)
Accrued liabilities	2,621	2,163
Billings in excess of costs and estimated earnings on uncompleted contracts	(359)	(7)
Net cash used in operating activities	(27,208)	(14,687)

Cash flows from investing activities
Sales of investment securities	17,069	77,185
Purchases of investment securities	(5,439)	(80,649)
Sales of restricted investment securities	1,173	149
Purchases of restricted investment securities	-	(1,600)
Purchases of property and equipment	(3,084)	(3,725)
Net cash provided by (used in) investing activities	9,719	(8,640)

Cash flows from financing activities
Principal payments under capital leases	(257)	(202)
Principal payments under long-term debt	(39)	(35)
Payments received on subscriptions receivable	80	173
Net proceeds from issuance of common stock	1,147	36,654
Net proceeds from sale of subsidiary's equity to minority interests	21,242	-
Net cash provided by financing activities	22,173	36,590

Net increase in cash and cash equivalents	4,684	13,263
Cash and cash equivalents at beginning of period	7,307	2,798

Cash and cash equivalents at end of period	$11,991	$16,061

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2001	2000

Supplemental disclosure of cash flow information

Cash paid for interest	$70	$133

Supplemental schedule of non-cash investing and financing activities

Property and equipment acquired under capital leases	$56	$348

Conversion of preferred stock to common stock	$-	$1,536

Payments for exclusive license agreements by issuance of common stock	$971	$377

Issuance of subsidiary common stock under sponsored research agreement	$3,001	$-

Issuance of subsidiary stock options for services rendered	$137	$-

Exercise of stock options for subscriptions receivable	$-	$397

Deferred compensation - warrants, options and stock grants	$(247)	$8,345

Unrealized gain on investment securities, available-for-sale	$398	$245

The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.

Notes to Consolidated Financial Statements

September 30, 2001

Management’s Statement

The Consolidated Balance Sheet as of September 30, 2001, the Consolidated Statements of Operations, Cash Flows and Comprehensive Loss for the three and nine months ended September 30, 2001, and September 30, 2000 have been prepared by Microvision, Inc. (the “Company”) and have not been audited.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and all periods presented, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.  The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of its majority owned subsidiary Lumera Corporation (“Lumera”).  All material intercompany accounts and transactions have been eliminated in consolidation.

As of September 30, 2001 Microvision owns 76% and 11% of the Common Stock and Preferred Stock, respectively of Lumera. In consolidation, Lumera's net losses were first allocated to its common shareholders until such losses exceeded its common equity and then to its preferred shareholders in proportion to their ownership interest.

Net Loss Per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods.  Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding.  Diluted net loss per share for the periods ended September 30, 2001 and September 30, 2000 is equal to basic net loss per share because the effect of potential common stock equivalents outstanding during the periods, including options and warrants, is anti-dilutive.

The components of basic and diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
Numerator:
Net loss	$(8,198)	$(7,683)	$(26,984)	$(19,688)

Denominator:
Basic and diluted weighted-average common shares outstanding	12,010	11,828	11,967	11,276

Basic and diluted net loss per share	$(.68)	$(.65)	$(2.25)	$(1.75)

As of September 30, 2001 and 2000, the Company had outstanding options and warrants to purchase 4,157,000 and 3,430,300 shares of common stock, respectively.  As of September 30, 2001 and 2000, Lumera had outstanding options and warrants to purchase 775,300 and 125,000 shares of common stock, respectively.

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

In January 2001, Lumera issued 802,414 shares of Lumera Class A Common Stock, valued at $3,009,000, to the University of Washington as partial consideration for a three year sponsored research agreement.  The value of the shares will be amortized over the three year term of the sponsored research agreement.

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

The following tables reflect the results of the Company’s reportable segments for the three months and nine months ended September 30, 2001.  The performance of each segment is measured based on appropriate metrics.  These results are used, in part, by management in evaluating the performance of, and in the allocation of resources to, each of the segments.

	Three months ended September 30, 2001
	Microvision	Lumera	Elimination	Total
Revenues	$2,101	$301	$-	$2,402
Interest income	483	111	(41)	553
Interest expense	25	41	(41)	25
Depreciation	386	244	-	630
Segment loss	7,857	3,102	(2,761)	8,198
Segment assets	42,097	17,504	(6,505)	53,096
Expenditures for capital assets	332	149	-	481

	Nine months ended September 30, 2001
	Microvision	Lumera	Elimination	Total
Revenues	$6,171	$340	$-	$6,511
Interest income	2,119	297	(434)	1,982
Interest expense	70	434	(434)	70
Depreciation	1,106	601	-	1,707
Segment loss	24,080	8,361	(5,457)	26,984
Segment assets	42,097	17,504	(6,505)	53,096
Expenditures for capital assets	1,348	1,792	-	3,140

As of September 30, 2000, there was no significant activity in the Lumera segment.

New Accounting Pronouncements

The Company adopted SFAS No. 133 “Accounting for Derivatives and Hedging Activities” in the quarter ended March 31, 2001.  The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2001, the FASB issued SFAS No. 141, Business Combinations.  This statement provides accounting and reporting standards for business combinations initiated subsequent to June 30, 2001.  All business combinations in the scope of this statement are to be accounted for under one method, the purchase method.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets.  This statement provides accounting and reporting standards for intangible assets acquired individually, with a group of other assets, or as part of a business combination.  This statement addresses how acquired goodwill and other intangible assets are recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements.  Under this statement, goodwill and other intangibles with indefinite useful lives, on a prospective basis, will no longer be amortized, however will be tested for impairment at least annually, based on a fair value comparison.  Intangibles which have finite useful lives will continue to be amortized over their respective useful lives.  This statement also requires expanded disclosure for goodwill and other intangible assets.  Microvision will be required to adopt this statement no later than January 1, 2002.  Microvision is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets.  This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  Adoption of this statement is required no later than January 1, 2003.  Microvision is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.  FAS 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale.  This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business.  This statement requires that those long-lived assets be measured at the lower of carrying amount of fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  Microvision will be required to adopt this statement no later than January 1, 2002.  Microvision is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

Subsequent Event

In October 2001 the Company raised $11.0 million, before issuance costs, from the sale of 971,496 shares of Microvision common stock and warrants to purchase 145,723 shares of Microvision common stock.  The warrants have an exercise price of $14.62 per share and a four year term.

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

                Retinal Scanning Displays

The Company has developed prototype retinal scanning display technology devices, including portable color and monochrome versions and full color table-top versions, and is currently refining and developing its retinal scanning display technology for potential defense, medical, industrial and consumer applications.  The Company expects to commercialize its technology through the development of products and as a supplier of personal display technology to original equipment manufacturers.  The Company believes the retinal scanning display technology will be useful in a variety of applications, including portable communications and visual simulations that include applications requiring the superimposing of images onto the user's field of vision.  The Company expects that its retinal scanning display technology will allow for the production of highly miniaturized, lightweight, battery-operated displays that can be held or worn comfortably.

The Company’s retinal scanning display technology includes proprietary technology developed by the Company, technology licensed from other companies and the Virtual Retinal Display ™ technology licensed from the University of Washington.

                Imaging Solutions

The Imaging Solutions group develops products, such as bar code readers and miniature high resolution cameras, that capture images using the retinal scanning display technology and other proprietary technology.  The Company believes that the basic components of the retinal scanning display system can be used to develop bar code readers and miniature high resolution cameras that have higher performance and lower cost than those currently available.   The Company has developed proprietary scanner technology that it has used to build a prototype handheld bar code scanner.  During 2001, the Company plans to continue to refine the design of the hand held scanner and plans to introduce a commercial version of the device in 2002.

                Optical Materials

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

Plan of Operation

The Company plans to introduce a production version of a retinal scanning display in late 2001.  To support the product introduction, the Company has produced engineering prototypes of the commercial product.  These prototypes are being used by the Company’s sales and marketing groups to demonstrate the technology to potential customers and to obtain customer feedback on market requirements (see “Considerations Relating to the Company’s Business”).

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

Lumera plans to develop optical components that offer increased speed, reduced size and cost, greater reliability, and more efficient operation than existing electro-optic component technologies.  Moreover, Lumera believes that its Optical Materials technology is well suited to the manufacture of highly complex, highly integrated optical systems.  The first product planned for introduction is a high-speed electro-optical (“EO”) modulator that will provide a direct replacement for currently available lithium niobate modulators.  The function of an EO modulator is to encode data into laser beams that carry and deliver data through optical fiber.  Lumera believes its Optical Materials will overcome the fundamental limitations of materials currently used in EO modulators.  A distinct market advantage of Lumera’s approach is that the Optical Materials can be chemically designed to optimize performance for a specific application.  Lumera believes the Optical Materials technology has potential applications in a broad range of optical networking components.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO

THREE MONTHS ENDED SEPTEMBER 30, 2000

Contract Revenue.  The Company earns revenue from performance on development contracts and sales of engineering prototypes.  Revenue in the three months ended September 30, 2001 increased by $400,000, or 22%, to $2.4 million from $2.0 million in the same period in 2000. For the three months ended September 30, 2001, all revenue was derived from performance on development contracts.  The Company’s customers include both the United States government and commercial enterprises.

The backlog of development contracts and product sales at September 30, 2001 was $7.3 million, all of which is scheduled for completion during the next twelve months.

In August 2001, Lumera entered into a $1.6 million contract with the United States government to design new Electro-optic polymer materials appropriate for the fabrication of a wideband optical modulator demonstration system.

Cost of Revenue.  Cost of revenue includes both the direct and allocated indirect costs of performing on development contracts. Indirect costs include staff and related support costs associated with building the Company’s technical capabilities and capacity to perform on development contracts that the Company expects to enter into in the future.

Cost of revenue for the three months ended September 30, 2001 decreased by $400,000, or 22%, to $1.3 million from $1.7 million in the same period in 2000.  The decrease is attributable to lower overhead cost allocation to cost of revenue in the three months ended September 30, 2001 than in the same period in 2000.  Research and development overhead is allocated to cost of revenue and research and development expense based on the relative direct labor cost incurred in cost of revenue and research and development, respectively.  In addition, during the three month period ended September 30, 2000 the Company recorded a $400,000 reserve for estimated losses on uncompleted development contracts to cost of revenue.

Cost of revenue for Lumera was $100,000 for the three months ended September 30, 2001.  For the three months ended September 30, 2000 there was no significant activity in the Lumera segment.

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

Research and development expense in the three months ended September 30, 2001 increased by $2.8 million, or 48%, to $8.5 million from $5.7 million in the same period in 2000. The increase reflects continued implementation of the Company’s operating plan, which calls for building technical staff and supporting activities, establishing and equipping in-house laboratories, and developing and maintaining intellectual property.

During the three months ended September 30, 2001, Lumera recognized $750,000 of expense for quarterly cash payments under the sponsored research agreement with the University of Washington.  Additional equal quarterly payments are required over the three-year term of the sponsored  research agreement.  Research and development expense for Lumera during the three months ended September 30, 2001 was $1.8 million.  During the three month period ended September 30, 2000 there was no significant activity in the Lumera segment.

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

The Company expects that the amount of spending on research and development will continue to grow, compared to prior years, in future periods as the Company:

•      Continues development of its retinal scanning display technology,

•      Develops and commercializes the Optical Materials technology,

•      Prepares for the planned introduction of the Company’s first commercial product in late 2001, and a second product in 2002,

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

Marketing, general and administrative expenses in the three months ended September 30, 2001 increased by $1.1 million, or 43%, to $3.8 million from $2.7 million in the same period in 2000.  The change includes increases in compensation expenses and support costs for employees and contractors.  Marketing, general and administrative expense for Lumera for the three months ended September 30, 2001 was $1.2 million.  During the three month period ended September 30, 2000 there was no significant activity in the Lumera segment.  A significant portion of Lumera’s marketing, general and administrative expenses, for the three months ended September 30, 2001, are for shared services that Microvision provides to Lumera.  The Company expects marketing, general and administrative expenses to increase substantially in future periods as the Company:

•        Adds to its sales and marketing staff,

•        Incurs additional cost in sales and marketing activities, and

•        Increases the level of corporate and administrative activity.

Non-Cash Compensation Expense.  Non-cash compensation expense in the three months ended September 30, 2001 increased by $100,000 or 15% to 600,000 from $500,000 in the same period in 2000.   Non-cash compensation expense includes:

•      The amortization of the value of stock warrants granted to individuals who are not employees or directors of the Company,

•      The amortization of the excess of fair market value over the exercise price for options issued to employees and the Board of Directors,

•      The amortization of the value of stock granted to the Board of Directors, and

•      The amortization of shares of Lumera common stock issued to the University of Washington under the sponsored research agreement.

Non-cash compensation expense in 2001 includes the amortization of the value of warrants issued in connection with two five-year consulting agreements that the Company entered into with two independent consultants in August 2000 to provide strategic business and financial consulting services to Microvision. Non-cash compensation expense of approximately $45,000 related to these agreements was recorded in the three months ended September 30, 2001, compared to $186,000 during the same period in 2000.

During the three months ended September 30, 2001, Lumera recognized $250,000 of expense relating to the issuance of $3.0 million of Lumera Class A Common Stock to the University of Washington pursuant to a sponsored research agreement.

Interest Income and Expense.  Interest income in the three months ended September 30, 2001 decreased by $400,000, or 43%, to $600,000 from $1.0 million in the same period in 2000.  This decrease resulted primarily from lower average cash and investment securities balances in the three months ended September 30, 2001 than the average cash and investment securities balances in the same period of the prior year.

Interest expense in the three months ended September 30, 2001 was consistent with the same period in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO

NINE MONTHS ENDED SEPTEMBER 30, 2000

Contract Revenue.  Revenue in the nine months ended September 30, 2001 increased by $1.2, or 24%, to $6.5 million from $5.3 million in the same period in 2000. For the nine months ended September 30, 2001, all revenue was derived from performance on development contracts.

In April 2001, the Company entered into a $4.6 million modification of its Aircrew Integrated Helmet System contract.  In April 2001, the Company also entered into a $2.9 million modification of its Virtual Cockpit Optimization Program contract.  The modifications fund continued improvements in helmet mounted displays being developed under the respective programs.

Cost of Revenue.   Cost of revenue for the nine months ended September 30, 2001 decreased by $100,000, or 2%, to $4.0 million from $4.1 million in the same period in 2000.  The decrease is attributable to lower overhead cost allocation to cost of revenue in the nine months ended September 30, 2001 than in the same period in 2000.  Research and development overhead is allocated to cost of revenue and research and development expense based on the relative direct labor cost incurred in cost of revenue and research and development, respectively.  In addition during the nine month period ended September 30, 2000 the Company recorded a $400,000 reserve for estimated losses on uncompleted development contracts to cost of revenue.  Revenue in both the nine months ended September 30, 2001 and September 30, 2000, includes revenue for which precontract costs were recognized in the prior quarters.

Cost of Revenue for Lumera was $138,000 during the nine month period ending September 30, 2001.  During the period from inception to September 30, 2000 there was no significant activity in the Lumera segment.

Research and Development Expense.   Research and development expense in the nine months ended September 30, 2001 increased by $10.6 million, or 77%, to $24.5 million from $13.9 million in the same period in 2000. The increase reflects continued implementation of the Company’s operating plan, which calls for building technical staff and supporting activities, establishing and equipping in-house laboratories, and developing and maintaining intellectual property.

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

In March 2001, Lumera paid $200,000 to the University of Washington for an exclusive royalty-bearing license relating to the Optical Materials technology.  The payment was recorded as an expense.  In addition, during the nine months ended September 30, 2001, Lumera has made three $750,000 payments to the University of Washington as quarterly payments under the sponsored research agreement.  Continued quarterly payments of $750,000 are required over the remaining term of the three-year research agreement.  Lumera amortized $1.8 million to expense for the cash portion of the payments under the sponsored research agreement during the nine months ended September 30, 2001.  The remaining $500,000  paid to the University of Washington is recorded as a current asset at September 30, 2001.

Research and development expense for Lumera during the nine months ended September 30, 2001, including the payments under the research agreement was $5.2 million.  During the period from inception to September 30, 2000 there was no significant activity in the Lumera segment.

Marketing, General and Administrative Expense.  Marketing, general and administrative expenses in the nine months ended September 30, 2001 increased by $2.8 million, or 35%, to $10.8 million from $8.0 million in the same period in 2000.  The increase includes increases in compensation expenses and support costs for employees and contractors.  Marketing, general and administrative expenses for Lumera during the nine months ended September 30, 2001 were $2.6 million.  During the period from inception to September 30, 2000 there was no significant activity in the Lumera segment.

Non-Cash Compensation Expense.  Non-cash compensation expense in the nine months ended September 30, 2001 increased by $700,000 or 62% to $1.9 million from $1.2 million in the same period in 2000.

Non-cash compensation expense in 2001 includes the amortization of the value of warrants issued in connection with two five-year consulting agreements that the Company entered into with two independent consultants in August 2000 to provide strategic business and financial consulting services. Non-cash compensation expense of approximately $600,000 related to these agreements was recorded in the nine months ended September 30, 2001 compared to $186,000 during the same period in 2000.

Lumera issued 802,414 shares of its Class A Common Stock to the University of Washington pursuant to a sponsored research agreement.  The total value of the stock of $3.0 million is being amortized over the three year life of the sponsored research agreement.  The total amortization expense relating to the research agreement during the nine months ended September 30, 2001 was $600,000.

Interest Income and Interest expense in the nine months ended September 30, 2001 were consistent with the same period in 2000.

Liquidity and Capital Resources

The Company has funded operations to date primarily through the sale of common stock, convertible preferred stock and, to a lesser extent, contract revenue. At September 30, 2001, the Company had $33.9 million in cash, cash equivalents and investment securities.

Cash used in operating activities totaled $27.2 million during the nine months ended September 30, 2001 compared to $14.7 million during the same period in 2000.  Cash used in operating activities for each period resulted primarily from the net loss for the period.

Cash provided by investing activities totaled $9.7 million during the nine months ended September 30, 2001, compared to cash used in investing activities of $8.6 million during the same period of 2000.  During the nine months ended September 30, 2001, the Company had net sales of investment securities of $11.6 million compared to net purchases of $3.5 million during the same period in 2000.  The proceeds from the sales of investment securities were used to fund the Company’s operations.

The Company used $3.1 million for capital expenditures during the nine months ended September 30, 2001 compared to $3.7 million during the same period in 2000.  Historically, capital expenditures have been used to make leasehold improvements to leased office space and to acquire laboratory equipment, computer hardware and software, and furniture and fixtures to support growth.  The Company expects capital expenditures to continue to increase substantially as the Company continues to expand operations.

Cash provided by financing activities totaled $22.2 million during the nine months ended September 30, 2001, compared to $36.6 million during the same period in 2000.  During the nine months ended September 30, 2001, Lumera raised $21.4 million, before issuance costs, from the issuance of 2,136,000 shares of mandatorily redeemable convertible preferred stock.

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

The Company believes that its cash, cash equivalents and investment securities balances at September 30, 2001 and the $11.0 million raised by the Company in October 2001 will satisfy its budgeted cash requirements for at least the next 12 months.  Actual expenses, however, may be higher than estimated and the Company may require additional capital earlier than anticipated to:

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

Subsequent Event

In October 2001, the Company raised $11.0 million, before issuance costs, through the sale of 971,496 shares of Microvision common stock and warrants to purchase 145,723 shares of Microvision common stock.  The warrants have an exercise price of $14.62 per share and a four year life.

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, Business Combinations.  This statement provides accounting and reporting standards for business combinations initiated subsequent to June 30, 2001.  All business combinations in the scope of this statement are to be accounted for under one method, the purchase method.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets.  This statement provides accounting and reporting standards for intangible assets acquired individually, with a group of other assets, or as part of a business combination.  This statement addresses how acquired goodwill and other intangible assets are recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements.  Under this statement, goodwill and other intangibles with indefinite useful lives, on a prospective basis, will no longer be amortized, however will be tested for impairment at least annually, based on a fair value comparison.  Intangibles which have finite useful lives will continue to be amortized over their respective useful lives.  This statement also requires expanded disclosure for goodwill and other intangible assets.  Microvision will be required to adopt this statement no later than January 1, 2002.  Microvision is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets.  This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  Adoption of this statement is required no later than January 1, 2003.  Microvision is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.  FAS 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale.  This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business.  This statement requires that those long-lived assets be measured at the lower of carrying amount of fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  Microvision will be required to adopt this statement no later than January 1, 2002.  Microvision is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

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

We are aware of several patents held by third parties that relate to certain aspects of retinal scanning displays.  These patents could be used as a basis to challenge the validity of the University of Washington’s patents, to limit the scope of the University of Washington’s patent rights or to limit the University of Washington’s ability to obtain additional or broader patent rights.  A successful challenge to the validity of the University of Washington’s patents could limit our ability to commercialize the retinal scanning display technology and, consequently, materially reduce our revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us or by the University of Washington with respect to current and future technology.  Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually be issued with claims that will be infringed by our products or the retinal scanning display technology.  The defense and prosecution of a patent suit would be costly and time–consuming, even if the outcome were ultimately favorable to us.  An adverse outcome in the defense of a patent suit could subject us to significant cost, require others and us to cease selling products that incorporate retinal scanning display technology, or to cease licensing the retinal scanning display technology, or to require disputed rights to be licensed from third parties.  Such licenses would increase our cost or may not be available at all.  Moreover, if claims of infringement are asserted against our future co–development partners or customers, those partners or customers may seek indemnification from us for damages or expenses they incur.

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

•      As of September 30, 2001, we had an accumulated deficit of $93.1 million

•      We incurred net losses of $22.8 million from inception through 1998, $16.7 million in 1999, $26.6 million in 2000, and $27.0 million during the nine months ended September 30, 2001.

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

As of October 31, 2001, we had outstanding:

•      Options to purchase an aggregate of 5,044,000 shares of Microvision common stock, and

•      Warrants to purchase 615,000 shares of Microvision common stock.

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

Our lack of the financial and technical resources relative to our competitors may affect our ability to commercialize the Optical Materials.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

                      MARKET RISK

Substantially all of the Company’s cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates.  Due to the generally short-term maturities of these investment securities, the Company believes that the market risk arising from its holdings of these financial instruments is not material.  A one hundred basis point change in market interest rates would have approximately a $200,000 impact on the fair value of the investment securities.

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

The maturities of cash equivalents and investment securities, available-for-sale, as of September 30, 2001, are as follows.

	Amount	Percent
	(in thousands)
Cash	$1,617	4.8%
Less than one year	18,766	55.4%
One to two years	10,482	30.9%
Two to three years	3,009	8.9%
	$33,874	100.0%

Part II

OTHER INFORMATION

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 8, 2001, the Company issued 3,000 shares of common stock to a warrant holder upon an exercise of a warrant.  The Company received cash consideration of $37,500 in connection with the transaction.  This transaction was exempt from registration under the Securities Act pursuant to Section 4(2) thereof as a transaction not involving a public offering.

ITEM 6.

Exhibits

(a.)	Exhibits

	4.1	Form of Indenture (1)

(1) Incorporated by reference to the Registration Statement on Form S-3, Reg. No. 333-69652.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.

Date:  November 9, 2001

/s/ Richard F. Rutkowski

Richard F. Rutkowski
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2001	/s/ Jeff Wilson
Jeff Wilson
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

Exhibit

Number          Description