Form 10-K
period 2001-12-31
MICROVISION INC
filed 2002-04-01
CIK 65770

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, no par value
(Title of Class)

        Check whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the common stock held by non-affiliates of the registrant as of February 28, 2002 was approximately $129,735,000 (based on the closing price for the registrant's Common Stock on the Nasdaq National Market of $10.55 per share).

        The number of shares of the registrant's Common stock outstanding as of February 28, 2002 was 13,004,000.

        Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the Registrant's Annual Meeting of Shareholders to be held on May 20, 2002 are incorporated herein by reference into Part III, of this report.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

i

PART I

Preliminary Note Regarding Forward-Looking Statements

        The information set forth in this report in Item 1 "Description of Business" and in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by that section. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Certain factors that realistically could cause actual results to differ materially from those projected in the forward-looking statements are set forth in Item 1 "Description of Business—Risk Factors Related to the Company's Business."

ITEM 1.    DESCRIPTION OF BUSINESS

Overview

        Microvision, Inc. ("Microvision" or the "Company") develops information display and capture devices and related technologies. The Company is developing and seeks to commercialize technologies and products in three business platforms relating to the delivery of images and information:

  •
  Retinal Scanning Displays—Utilizing the retinal scanning technology to display information on the retina of the viewer's eye.

  •
  Image Capture Devices—Utilizing proprietary scanning technology to capture images and information in applications such as bar code readers or cameras.

  •
  Electro-Optical Materials Technology—Utilizing a new class of organic non-linear chromophore materials technology which interact with, and can be used to change the properties of, light waves and can be used to transmit information.

        Microvision was incorporated under the laws of the State of Washington in 1993. Our principal office is located at 19910 North Creek Parkway, Bothell, Washington 98011, and our telephone number is (425) 415-6847.

Retinal Scanning Displays

        The Company has developed demonstration retinal scanning display technology devices, including head-worn, portable color versions as well as head-worn monochrome and color see-through versions, and is currently refining and developing its retinal scanning display technology for defense, general aviation, medical, industrial and consumer applications. The Company is commercializing its technology through the development of products and plans to supply personal display technology to original equipment manufactures. The Company believes the retinal scanning display technology will be useful in a variety of applications, including portable communications and visual simulation that include applications requiring images to be superimposed onto the user's view of the external environment. The Company expects that, in contrast to display solutions that use non-scanning technologies, its retinal scanning display technology will allow for the production of highly miniaturized, lightweight, battery-operated displays that can be held or worn comfortably.

        The Company's retinal scanning display technology includes certain proprietary technology developed by the Company, certain technology licensed from other companies and the Virtual Retinal Display ™ technology licensed from the University of Washington.

Image Capture Devices

        During 2001, the Company increased its efforts to develop products that capture images using Microvision's proprietary scanning technologies. The Company believes that the basic scanning components of the retinal scanning display system can be used to develop products, such as bar code readers and miniature high resolution cameras, that have higher performance and lower cost than those currently available.

Electro-Optical Materials and Devices

        During 2000, the Company formed a subsidiary company, Lumera Corporation ("Lumera"), to develop and commercialize a new class of non-linear organic electro-optical chromophore materials ("Optical Materials") and devices that utilize the optical properties of these proprietary materials. Non-linear organic electro-optical chromophore materials are materials that interact with and can be used to change the properties of light waves, including the speed and direction at which light waves travel. The formation of Lumera was an outgrowth of the Company's prior work on photonics. In October 2000, Lumera entered into an exclusive license agreement ("Exclusive License Agreement") with the University of Washington for certain Optical Materials technology. Lumera expects that these materials and devices made from them will improve the performance and reduce the cost of electro-optic components used for fiber-optic telecommunications and data communications systems, phased-array antennas, optical computing and other photonics applications.

Retinal Scanning Displays

Industry Background

        Information displays are the primary medium through which text and images generated by computer and other electronic systems are delivered to end-users. While early computer systems were designed and used for tasks that involved little interaction between the user and the computer, today's graphical and multimedia information and computing environments require systems that devote more of their resources to managing the human interface.

        The market for display technologies also has been stimulated by the increasing popularity of portable pagers and cellular phones; interest in simulated environments and augmented vision systems; and the recognition that an improved means of connecting people and machines can increase productivity and enhance the enjoyment of electronic entertainment and learning experiences.

        For decades, the cathode ray tube has been the dominant display device. The cathode ray tube creates an image by scanning a beam of electrons across a phosphor-coated screen, causing the phosphors to emit visible light. The beam is generated by an electron gun and is passed through a deflection system that scans the beam rapidly left to right and top to bottom. A magnetic lens focuses the beam to create a small moving dot on the phosphor screen. It is these rapidly moving spots of light ("pixels") that "paint" the image on the surface of the viewing screen. The next generation of displays, liquid crystal displays, is now in widespread use in portable computers, calculators and other personal electronics devices. Flat panel displays can consist of hundreds of thousands of pixels, each of which is formed by one or more transistors acting on a crystalline material.

        In recent years, as the computer and electronics industries have made substantial advances in miniaturization, manufacturers have sought lighter weight, lower power and more cost-effective displays to enable the development of portable computers and other electronic devices. Flat panel technologies have made meaningful advances in these areas, and liquid crystal flat panel displays are now commonly used for laptop computers and other electronic products. Both cathode ray tubes and flat panel display technologies, however, pose difficult engineering and fabrication problems for more highly miniaturized, high-resolution displays because of inherent constraints in size, weight, cost and power consumption. In addition, both cathode ray tubes and flat panel displays are difficult to see in outdoor or other settings where the ambient light is brighter than the light emitted from the screen, and display mobility is limited by size.

        The Company believes that, as display technologies attempt to keep pace with miniaturization and other advances in information delivery systems, conventional cathode ray tube and flat panel technologies will no longer be able to provide the full range of performance characteristics, including high resolution, high level of brightness and low power consumption, required for state-of-the-art mobile computing or personal electronic devices.

Microvision's Retinal Scanning Display Technology

        The Company's retinal scanning display technology is fundamentally different from existing commercialized display technologies in that it does not use an intermediate screen. Retinal scanning display systems are usually worn or held and create an image on the retina, using a miniature video projector focused on the retinal "projection screen" at the back of the viewer's eye. By continuously scanning a low power beam of colored light to create rows of pixels on the retina of the viewer's eye, the retinal scanning display technology creates a high resolution, full motion image.

        The drive electronics of the retinal scanning display acquire and process signals from the image or data source to control and synchronize the color mix and placement. Color pixels are generated by modulated light sources from which the intensity of each of the red, green and blue lights is varied to generate a complete palette of colors and shades. Optical elements direct the beam of light through the pupil of the viewer's eye to create an image on the retina. The pixels are arranged on the retina by a horizontal scanner that rapidly sweeps the light beam to place the pixels into a row, and a vertical scanner that moves the light beam downward where successive rows of pixels are drawn. This process is continued until an entire field of rows has been placed and a full image appears to the user.

        The image, in the form of light, is "directed" to the retina in much the same way as light is "reflected" to the retina from our natural environment. It is possible to use higher power light-sources and "merge" the light that is reflected from the viewer's ambient environment with light that is directed from the retinal scanner. This augmented vision display allows the user to annotate the natural environment with useful electronic display information. The user is able to retain full peripheral vision, and full hand-eye coordination while being guided by electronic information that is provided into the user's field of view.

        In applications where a worn display is less suitable, the image is focused at an intermediate screen, resulting in a more conventional front or rear projection display. The screen may be opaque or it may be transparent, providing the user with a "heads-up" or "heads-out" capability and merging the electronic information with the view of the outside world. These form-factors could be used for automotive applications that demand high brightness, high-resolution and long life in a rugged environment.

Display Components

        Drive Electronics.    The drive electronics of the retinal scanning display are the components that convert an image to a signal to drive the photon sources and scanner to create the image on the retina of the viewer's eye. The Company has identified three areas where additional development of the drive electronics is necessary:

  •
  Further miniaturization using integrated circuits and improved packaging techniques. To date, the Company has identified no technological barriers to the further miniaturization of the drive electronics.

  •
  Refining the techniques of driving the photon sources and scanners to improve display quality.

  •
  Achieving and improving the compatibility of the drive electronics with existing and emerging video standards. The Company's existing demonstration units are compatible with current North American video format standards and the output from most personal computers.

        Photon Sources.    The photon source creates the light beam that paints the image on the viewer's retina. In a full-color retinal scanning display system, red, green and blue photon sources are modulated and mixed to generate the desired color and brightness. Low power solid-state lasers, laser diodes and light-emitting diodes are suitable photon generators for the retinal scanning display system. Blue and green solid-state lasers are currently available but are useful only for retinal scanning display applications where cost and size are less sensitive. Miniaturized visible laser diodes are currently available only in red, although a number of other companies are developing blue laser diodes in anticipation of high volume consumer electronics applications. Miniaturized light-emitting diodes are less expensive and consume less power than laser diodes. The Company's partners developed custom light-emitting diodes that provide sufficient brightness for certain applications. In 2001, the Company continued its strategic partnership alliance with Cree, Inc., a developer and manufacturer of green and blue light-emitting diodes, to further the development of green and blue light-emitting diodes to meet the Company's expected requirements. The Company built a full-color retinal scanning display prototype to demonstrate progress with these light-emitting diodes.

        The Company expects to continue using laser diodes for augmented vision and see-through applications that require enhanced brightness. The Company intends to rely on third party developments or to contract with other companies to continue development of the materials and processes necessary to produce specific desired wavelengths of blue and green laser diodes.

        Scanning.    To produce an image, a horizontal and a vertical scanner or a single micro-electro-mechanical bi-axial scanner directs the light beam that creates the image on the retina. In the two scanner configuration, the Company uses its proprietary horizontal scan mechanical resonance scanner together with a commercially available galvanometer for the vertical axis. In operation, the mechanical resonance scanner resembles a very small tuning fork with a mirrored surface. It is tuned to resonate at the exact scanning frequency needed to generate the image, with very little power needed to keep it oscillating. Directing the light beam at the vibrating mirror causes the light beam to be reflected rapidly back and forth horizontally. The galvanometer also includes a moving mirror that is used to direct the pixels vertically from row to row, creating a full raster, or frame, of imagery.

        In 1998, the Company demonstrated a highly miniaturized micro-electro-mechanical system version of a combined horizontal and vertical scanner system. In 1999, the micro-electro-mechanical system development resources were augmented substantially with additional specialized staff, an on-site clean room facility and access to advanced fabrication and testing facilities at the University of Washington. In 2000, the Company demonstrated a bi-axial micro-electro-mechanical system scanner. In this configuration a single scanner creates a complete display pattern. With the availability of both mechanical resonance scanner and micro-electro-mechanical system scanning systems, the Company has achieved flexibility in developing optimal architectures for key resolution targets including SVGA and SXGA resolution.

        Continued development of the scanning sub-system will be required to allow scanning capability for new standard video formats, including high definition television, as well as new digital video standards. Existing designs for scanner and scanner electronics may prove ineffective at higher resolutions and may need to be replaced with alternative scanning methods.

        Optics.    For applications where the retinal scanning display device is to be worn, it is desirable to have an exit pupil (the range within which the viewer's eye can move and continue to see the image) of 10 to 15 millimeters. The Company has developed an optic design that expands the exit pupil up to 15 millimeters. Additional design and engineering of this expanded exit pupil design is required to develop commercial applications. In 1999, the Company refined optics designs for both monocular (one-eye) and biocular (two-eye) systems. A full "binocular" system, which incorporated two separate video channels (one for each eye), was also developed to provide the user with full stereoscopic viewing of three-dimensional imagery. The Company's on going optics development is directed at the creation of optical systems that exhibit lower distortion, are lighter weight and are more cost effective to manufacture than our current optical systems.

Human Factors, Ergonomics and Safety

        As part of its research and development activities, the Company conducts ongoing research as to the cognitive, physiological and ergonomic factors that must be addressed by products incorporating retinal scanning display technology and the safety of retinal scanning display technology, including such issues as the maximum permissible laser exposure limits established by American National Standards Institute ("ANSI"). Researchers from the University of Washington Human Interface Technology Lab have concluded that laser exposure to the retina resulting from use of the Company's retinal scanning displays under normal operating conditions would be below the calculated maximum permissible exposure level set by ANSI.

Retinal Scanning Applications, Markets and Products

        The Company has identified a variety of potential applications for its retinal scanning display technology, including the following:

        Augmented Vision.    Augmented vision applications superimpose high contrast, monochromatic or color images and information on the user's view of the surrounding environment as a means of enhancing the safety, precision or speed of the user's performance of tasks. For example, a head-worn display could superimpose critical patient information such as vital signs, EKG traces, reference materials, X-rays or MRI images in a surgeon's field of vision, enabling the continual monitoring of vital information while focusing on the patient. For military applications, troops could be equipped with field goggles that display high definition imagery that could be viewed without blocking normal vision and could assist in threat detection, reconnaissance and other activities.

        Simulation and Entertainment Displays.    Manufacturers of interactive media products have recognized that the visual experience offered by simulation is enhanced by high-resolution three-dimensional displays projected over a wide field of vision. Although simulated environments traditionally have been used as a training tool for professional use, they are becoming increasingly popular as a means of entertainment, particularly in computer games.

        Handheld or Worn Personal Communications Devices.    Manufacturers of wireless and cellular communications devices have identified the need for products that incorporate personal display units for viewing electronic mail, fax and graphic images on highly miniaturized devices. Existing display technologies have had difficulty satisfying this demand fully because of the requirements that such devices be highly miniaturized, full format, relatively low cost and offer high resolution without requiring high levels of battery power. The Company expects that the range of potential products in this category may include displays for cellular phones, pagers, or personal digital assistants.

        The Company has targeted various market segments for these potential applications, including the defense, general aviation, medical, industrial and consumer markets. The following table identifies product development opportunities within each of these markets.

POTENTIAL MARKETS
POTENTIAL APPLICATIONS	Defense & General Aviation		Medical		Industrial		Consumer
Augmented Vision	• • • •	Pilot information systems Mine detection Tactical warfare data Personnel status monitor	• •	Overlay of patient data during surgeries "Head-down" viewing of patient vitals	• • • •	Maintenance Inventory control Factory process control Sales automation	• •	Private viewing—laptop display Automotive Heads-Up Display
Simulation and Entertainment Displays	• •	Battlefield simulation Aircraft simulation	• •	Surgical training Endoscopic surgeries	•	Training	• • •	Gaming DVD viewing Business Applications
Handheld Communication Devices ("Reference Viewing")	• •	Command and control Tactical information systems	•	Patient status monitoring	•	Maintenance and field service	• •	Fax or E-mail viewing Internet access
	•	Portable maintenance
	•	Public safety
	•	Law enforcement

        Microvision is targeting early adopters of the retinal scanning display technology who, the Company believes, would achieve significant productivity or performance gains and associated cost savings. The Company believes that military, general aviation, medical and industrial users will value the ability of personal retinal scanning display technology based displays to superimpose high contrast images on the user's natural field of vision. Similarly, users of wireless mobile devices, who have a need to receive critical or timely data through electronic mail, Internet or facsimile transmission, are expected to value the performance characteristics that retinal scanning display systems are expected to deliver.

        In 2001, the Company launched a commercial product line, called NOMAD, and began marketing to industrial, medical, general aviation and government /defense customers. The Company continues to develop very bright and very high-resolution systems for defense aviation customers.

Image Capture Devices

        During 2001, the Company applied its scanning and other proprietary technology to develop products that capture images and information; such as bar code readers and miniature high-resolution cameras. The Company believes that certain components of the retinal scanning display system can be used to develop both one dimensional and two dimensional bar code readers and miniature high resolution cameras that have higher performance and lower cost than those currently available. The Company has developed proprietary scanning technology, which it plans to use in a low cost handheld bar code scanner targeted as industrial applications. The laser-based handheld bar code scanner would allow the user to record information in a way that is both easy and quick. The Company plans to introduce the device into a variety of markets in 2002.

        The low cost handheld bar code scanner may also have consumer applications such as:

  •
  Permitting manufactures and suppliers to place bar codes on catalog items, magazine articles and other media that could enable a customer to scan the bar code, then plug the bar code reader into a computer, and access a website containing additional information about the product or ordering information.

  •
  Facilitate shopping by enabling the consumer to compile a shopping list by recording the bar codes of desired products, then "downloading" the information at the store into a computer that could print the shopping list by location within the store, generate coupons for items, and "suggest" complimentary or substitute items.

        The economic downturn over the last year has slowed the development of consumer applications. Therefore, the Company is currently marketing the bar code scanner to industrial customers.

        The market for electronic image capture devices has grown significantly as the range of applications has grown. These applications include automated data capture, machine vision-based inspection systems and image-based identity verification. The current products that address these markets are based on pixilated light-to-charge or light-to-voltage converters such as CCD or CMOS arrays. While these devices have been, and will continue to be, very successful, the Company believes that its scanned beam imaging engines have the potential to deliver superior performance at a lower price.

Image Capture Product Strategy

        Wand scanners are the least expensive type of bar code reading devices. These devices are also the most difficult for the novice to use. To address this problem the Company is developing a low cost handheld bar code scanner that will be as easy to use as more expensive laser scanners. The device features a proprietary scanning mechanism that provides for lower power consumption and cost than those currently available. In 2000, the Company built a demonstration bar code scanner using this technology. During 2001, the Company continued to refine the design of a commercial handheld scanner for introduction in mid 2002. The Company plans to market the device through established bar code distributors and selected original equipment manufactures. The Company's bar code scanner may be used in established industrial applications such as inventory and fixed asset tracking and point of sale terminals.

Electro-Optical Materials and Devices

        During 2000, the Company formed a subsidiary company, Lumera, to develop and commercialize a new class of Optical Materials and devices that utilize the optical properties of these proprietary materials. The formation of Lumera was an outgrowth of the Company's prior work in photonics. Non-linear organic electro-optical chromophores are materials that interact with and can be used to change the properties of light waves, including the speed and direction at which light waves travel. By adjusting the composition of the Optical Materials, the wave-guide properties can be changed to meet different commercial applications. Lumera expects that these Optical Materials and devices made from them will improve the performance and reduce the cost of electro-optic components used for fiber-optic telecommunications and data communications systems, phased-array radar systems, optical computing and other photonics applications.

        Lumera has established and built in-house laboratories and a test facility to develop and characterize new materials, create new device designs and perform small-scale production of new devices and systems based on the Optical Materials. As of December 31, 2001, Lumera had 29 full time employees including chromophore chemists, material scientists and device engineers.

Lumera Strategy

        The first product planned for introduction is a high-speed electro-optical modulator that will provide a direct replacement for currently available lithium niobate modulators. The function of an electro-optical modulator is to encode data onto laser beams that carry and deliver that data throughout optical fiber networks. Currently, external electro-optical modulators are made from several kinds of inorganic crystalline materials. These materials include lithium niobate and semiconductor III-V materials such as gallium arsenide and indium phosphide. These materials allow fast modulation for large volume data delivery, but have the disadvantage that they require relatively high voltages to operate. The current performance levels of inorganic materials cannot be easily improved because they are limited by the intrinsic properties of such materials.

        Lumera's Optical Materials address the fundamental limitations of materials currently used in electro-optical modulators. The Optical Materials are designed and created by incorporating specifically designed highly electro-active chromophores into optical wave-guide quality polymer materials to build materials systems that suit specific applications requirements. The advantage of Lumera's approach is that the Optical Materials can be chemically and physically designed to optimize performance for a specific application.

        Lumera plans to develop optical components that offer increased speed, reduced size and cost, greater reliability, and more efficient operation than existing electro-optic component technologies. Moreover, Lumera believes that its Optical Materials technology is well suited to the manufacture of highly complex, highly integrated optical systems. Lumera plans to make prototype electro-optical modulators available to customers during 2002 and begin commercial production in 2003. Prototype devices based on the Optical Material have achieved bandwidth in excess of 100GZ and operating voltages below 1v. in demonstrations at both commercial and government research labs.

Business Strategy

        The Company's objective is to be a leading provider of personal display and imaging technology in a broad range of professional and consumer applications and to be a leading supplier of optical network products to the builders of telecommunication networks. Key elements of the Company's strategy to achieve this objective include:

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

        Custom design, manufacture and sale of high performance products.    The Company anticipates providing high performance products to professional end-users in markets with lower product volume requirements. The Company expects that end-users in this category will include professionals in defense, medicine and industry. Depending upon the circumstances, the Company may manufacture these products using standard component suppliers and contract manufacturers as required, may license its technology to original equipment manufactures or may seek to form one or more joint ventures to manufacture the products.

        Sale of components or "engines" of scanning technology.    Certain potential applications of the retinal scanning display technology, such as pagers or cellular phones, could require integration of the retinal scanning display technology with other unrelated technologies. In markets requiring volume production of personal display components or subsystems that can be integrated with non-display components, the Company may provide designs for components, subsystems and systems to original equipment manufactures under licensing agreements.

        Licensing of proprietary technology to original equipment manufactures for volume manufacture of products.    The Company believes that in consumer markets the ability of personal display products to compete effectively is largely driven by the ability to price aggressively for maximum market penetration. Significant economies of scale in volume purchasing, manufacturing and distribution are important factors in driving costs down to achieve pricing objectives and profitability. The Company's strategy will be to seek both initial license fees from such arrangements as well as ongoing per unit royalties.

        The Company expects that such relationships will generally involve a period of co-development during which engineering and marketing professionals from original equipment manufactures would work with the Company's technical staff to specify, design and develop a product appropriate for the targeted market and application. The Company would charge fees to its original equipment manufactures partners to compensate it for the costs of the engineering effort incurred on such development projects. The nature of the relationships with such original equipment manufactures may vary from partner to partner depending on the proposed specifications for the retinal scanning display, the product to be developed, and the original equipment manufactures design, manufacturing and distribution capabilities. The Company believes that by limiting its own direct manufacturing investment for consumer products, it will reduce the capital requirements and risks inherent in taking the retinal scanning display technology to the consumer market.

II.
Platform Model to Leverage Core Technologies

        The Company is developing fundamental components of scanning technology that will result in modular "engines" that, in turn, will be integrated to create commercial and military-use products. Many of these potential products will share engines and other subsystems. Potential products could be customized by utilizing interchangeable components. The Company has currently defined the following key product groups or "platforms" for further development:

  •
  High Performance Displays
  •
  NOMAD-style Productivity Solutions
  •
  Near-Eye, Mass-Market Microdisplay
  •
  Image Capture / Camera
  •
  Projection Systems (front- or rear-projection; opaque or "Heads-Up")

        All of these products may utilize a micro-electro-mechanical system scanner to direct a beam of light onto the viewer's retina. A productivity display and a projection product may use the same micro-electro-mechanical system scanner combined with different optics, photonic or drive electronic components. This leverage of the micro-electro-mechanical system scanner would allow greater economies of scale in its fabrication.

III.
Development of an Intellectual Property Portfolio

        The Company believes that it can enhance its competitive position by reducing the cost and improving the performance of its retinal scanning display technology and by developing an extensive portfolio of intellectual property and proprietary rights. A key part of the Company's technology development strategy includes developing and protecting (i) concepts relating to the function, design and application of the retinal scanning display system; (ii) component technologies and integration techniques essential to the commercialization of the retinal scanning display technology that are expected to reduce the cost and improve the performance of the system; and (iii) component technologies and integration techniques that reduce technical requirements and accelerate the pace of commercial development. The Company is continuing to develop a portfolio of patents and proprietary processes and techniques that relate directly to the functionality and commercial viability of the retinal scanning display technology.

IV.
Rapid Prototyping as a Marketing Tool

        The Company develops prototypes to demonstrate both the technical and commercial feasibility of its retinal scanning display technology. These prototypes are not commercial products or applications but rather are demonstration models of proposed products or applications. The first prototype developed was a tabletop model, which received output from a personal computer and generated a full-color image. Later prototypes are portable devices that, for demonstration purposes, are connected to a personal computer. The selected projection optics of portable prototypes enable the configuring of head-worn, handheld or screen projection devices.

        One type of demonstrator is monochromatic and is worn by the user. A battery and the electronics that receive and condition the video signal are attached to a belt that the user wears. The Company has built more than twenty fully functional wearable prototypes that have been deployed in field trials in medical and industrial applications.

        A second demonstrator is a fully integrated color model, which is the size of an airline carry-on bag. The Company also developed a full-color prototype using light-emitting diodes. This prototype demonstrated the potential for a handheld or head-worn full-color retinal scanning display.

        The Company's existing prototypes have demonstrated the technical feasibility of the retinal scanning display system and the Company's ability to miniaturize certain of its key components. Additional work is in progress to achieve advances necessary for large-scale application, full-color capability in highly miniaturized versions and design of new architectures for specific applications. Research and product development expenses for the fiscal years ended December 31, 2001, 2000 and 1999 were $31.9 million, $19.5 million, and $10.2 million, respectively. Substantially all of the Company's revenue to date has been derived from performance on development contracts to further develop the retinal scanning display technology to meet customer specifications. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

University of Washington License Agreements

        The Virtual Retinal Display technology comprises a substantial part of the Company's retinal scanning display technology. The Virtual Retinal Display technology was originally developed at the University of Washington's Human Interface Technology Lab. In 1993, the Company acquired the exclusive rights to the Virtual Retinal Display technology and associated intellectual property from the University of Washington pursuant to an exclusive license agreement. The scope of the license covers all commercial uses of the Virtual Retinal Display technology worldwide, including the right to grant sublicenses. The license expires upon the expiration of the last of the University of Washington's patents that relate to the Virtual Retinal Display, unless sooner terminated by the Company or the University of Washington. In granting the license, the University of Washington retained limited, non-commercial rights with respect to the Virtual Retinal Display technology, including the right to use the technology for non-commercial research and for instructional purposes and the right to comply with applicable laws regarding the non-exclusive use of the technology by the United States government. The University of Washington also has the right to consent to the Company's sublicensing arrangements and to the prosecution and settlement by the Company of infringement disputes. In addition, the University of Washington retains the right to publish information it creates regarding the Virtual Retinal Display technology for academic purposes.

        The Company could lose the exclusivity under the license agreement if the Company fails to respond to any infringement action relating to the Virtual Retinal Display technology within 90 days of learning of such claim. In the event of the termination of the Company's exclusivity, the Company would lose its rights to grant sublicenses and would no longer have the first right to take action against any alleged infringement. In addition, the Company or the University of Washington has the right to terminate the license agreement in the event that the other party fails to cure a material breach within 30 days of written notice. The Company may terminate the license agreement at any time by serving 90 days prior written notice on the University of Washington. In the event of any termination of the license agreement, the license granted to the Company would terminate.

        Under the terms of the license agreement, the Company agreed to pay a non-refundable fee of $5.1 million, which was fully paid in August 1997, and to issue to the University of Washington shares of the Company's common stock. In addition, the University of Washington is entitled to receive certain ongoing royalties. The Company also entered into a research agreement with the University of Washington to further develop the Virtual Retinal Display technology.

        In October 2000, Lumera acquired the exclusive rights to the Optical Materials technology and associated intellectual property from the University of Washington pursuant to the Exclusive License Agreement. Lumera also entered into a sponsored research agreement with the University of Washington ("Sponsored Research Agreement") to further develop the Optical Materials technology.

        Lumera's Exclusive License Agreement terminates upon the expiration of the last of the University of Washington's patents that relate to the Optical Materials technology, unless terminated sooner by Lumera or the University of Washington. In granting the license, the University of Washington retained limited, non-commercial rights to the Optical Materials technology in Lumera's field of use, including the right to use the Optical Materials technology for non-commercial research and instructional purposes and to comply with applicable laws regarding the non-exclusive use of the Optical Materials technology by the United States government. In addition, the University of Washington retained certain rights to publish information it creates regarding the Optical Materials technology for academic purposes.

        Lumera could lose the exclusivity under the Exclusive License Agreement if Lumera fails to commercialize the Optical Materials technology within a specified period after it receives commercially viable Optical Materials from the University of Washington or fails to perform its obligations under the Sponsored Research Agreement.

        Pursuant to the terms of the Exclusive License Agreement Lumera approved a research plan submitted by the University of Washington and paid a $200,000 license fee to the University of Washington in March 2001. The terms of the Sponsored Research Agreement require the University of Washington to use its best efforts to execute the research plan. In addition, Lumera must pay on going royalties based on revenue from products incorporating the licensed technology. Pursuant to the terms of the Sponsored Research Agreement, in January 2001, Lumera issued 802,414 shares of Lumera common stock to the University of Washington. The shares were valued at the fair market price of $3.75 per share, as determined by the Lumera Board of Directors. Lumera has also committed to pay to the University of Washington $9.9 million under the term of the Sponsored Research Agreement for additional research related to the Optical Materials.

Intellectual Property and Proprietary Rights

        In 1993, the Company acquired the exclusive rights to the Virtual Retinal Display technology under a license agreement with the University of Washington. Additional development of the Virtual Retinal Display technology took place at the University of Washington Human Interface Technology Laboratory pursuant to the Research Agreement. The University of Washington has received thirty-three patents on the Virtual Retinal Display technology and has an additional twenty U.S. patent applications pending in the United States and seventy-four foreign counterpart applications in certain foreign countries. In addition, the University of Washington has one patent pending relating to the Optical Materials technology.

        The Company's ability to compete effectively in the information display market will depend, in part, on the ability of the Company, the University of Washington and other licensors to maintain the proprietary nature of the Virtual Retinal Display technology or other technologies, including claims related to the ability to superimpose images on the user's field of view, a Virtual Retinal Display using optical fibers, an expanded exit pupil and the mechanical resonance scanner.

        During 1998, the Company entered into a license agreement with a third party whereby the Company acquired the exclusive license to certain intellectual property related to the design and fabrication of microminiature devices using semiconductor fabrication techniques. The licensor has received eleven patents and has thirty-one patent applications pending pertaining to the Company's field of use.

        The Company also generates intellectual property as a result of its ongoing performance on development contracts and as a result of the Company's internal research and development activities. The Company has filed thirty-nine patent applications and received seven patents in its own name resulting from these activities. The inventions covered by such applications generally relate to component miniaturization, specific implementation of various system components and design elements to facilitate mass production.

        The Company considers protection of these key enabling technologies and components to be a fundamental aspect of its strategy to penetrate diverse markets with unique products. As such, it intends to continue to develop its portfolio of proprietary and patented technologies at the system, component and process levels.

        The Company also relies on unpatented proprietary technology. To protect its rights in these areas, the Company requires all employees and, where appropriate, contractors, consultants, advisors and collaborators, to enter into confidentiality and noncompete agreements. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

        The Company has registered the mark "Microvision" with its associated "tri-curve" logo with the United States Patent and Trademark Office. The Company has filed for registration of various other marks including "Virtual Retinal Display," "VRD," and "Nomad" in the United States Patent and Trademark Office. These marks were examined and entered into the opposition phase, where an opposition was filed against the Virtual Retinal Display mark. The Company believes the opposition filing is without merit and that the Company should prevail in the proceedings. Regardless of the outcome, the Company believes that it will be entitled to continue to use the terms "Virtual Retinal Display," "VRD," and "Nomad."

Other Technology Investment

        The Company intends to pursue the acquisition and development of other imaging and display technologies as opportunities arise.

        In March 1994, the Company entered into a second exclusive license agreement with the University of Washington to acquire certain imaging technology unrelated to the retinal scanning display technology. This technology involves the projection of data and images onto the inside of a dome that is placed over the viewer's head. This imaging technology is referred to as HALO. Subsequent to filing of a patent application for the HALO technology in 1999, in 2000, the Company issued 31,250 shares of common stock and paid $75,000 to the University of Washington as required under the agreement. The Company was also required to make a second payment and issue additional shares upon the issuance of a patent. In February 2001, the agreement was amended and the Company acquired a fully paid, royalty-free exclusive license to the HALO technology in exchange for 37,000 shares of Microvision common stock and a cash payment of $100,000.

Competition

        The information display industry is highly competitive. The Company's products and the retinal scanning display technology will compete with established manufacturers of miniaturized cathode ray tube and flat panel display devices, including companies such as Sony Corporation and Texas Instruments Incorporated, most of which have substantially greater financial, technical and other resources than the Company and many of which are developing alternative miniature display technologies. The Company also will compete with other developers of miniaturized display devices. There can be no assurance that the Company's competitors will not succeed in developing information display technologies and products that could render the retinal scanning display technology or the Company's proposed products commercially infeasible or technologically obsolete.

        The Company competes with other companies in the display industry and other technologies for government funding. In general, the Company's government customers plan to integrate the Company's technology into a larger program. Ongoing contracts are awarded based on the Company's past performance on government contracts, the customer's progress in integrating the Company's technology into the customer's overall program objectives, and the status of the customer's overall program. Each of the Company's government contracts can be terminated for convenience at any time.

        The electronic information display industry has been characterized by rapid and significant technological advances. There can be no assurance that the retinal scanning display technology or the Company's proposed products will remain competitive with such advances or that the Company will have sufficient funds to invest in new technologies, products or processes. Although the Company believes that its retinal scanning display technology and proposed display products could deliver images of a quality and resolution substantially better than those of commercially available miniaturized liquid crystal displays and cathode ray tube based display products, there is no assurance that manufacturers of liquid crystal displays and cathode ray tubes will not develop further improvements of screen display technology that would eliminate or diminish the anticipated advantages of the Company's proposed products.

        The bar code scanning industry is also highly competitive. The Company's planned bar code products will compete with existing laser and wand type scanners produced by established bar code companies. The bar code industry is dominated by Symbol Technology. Symbol Technology sells products that directly compete with the Company's planned bar code products.

Risk Factors Relating to the Company's Business

We have a history of operating losses and expect to incur significant losses in the future.

        We have had substantial losses since our inception and we anticipate an operating loss during the year ending December 31, 2002. We cannot assure you that we will ever become or remain profitable.

  •
  As of December 31, 2001, we had an accumulated deficit of $100.9 million.
  •
  We incurred net losses of $22.8 million from inception through 1998, $16.7 million in 1999, $26.6 million in 2000, and $34.8 million in 2001.

        Our revenues to date have been generated from development contracts and sales of engineering demonstration units. We expect to generate material revenue from product sales in 2002 from the planned introduction of two commercial products. However, the likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered by companies formed to develop and market new technologies. In particular, our operations to date have focused primarily on research and development of the retinal scanning display technology and development of demonstration units. We are unable to accurately estimate future revenues and operating expenses based upon historical performance.

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

        Our success will depend in part on customer acceptance of the retinal scanning display technology. The retinal scanning display technology may not be accepted by manufacturers who use display technologies in their products or by consumers of these products. To be accepted, the retinal scanning display technology must meet the expectations of our potential customers in the defense, medical, industrial and consumer markets. If our technology fails to achieve market acceptance, we may not be able to continue to develop the retinal scanning display technology.

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

        The electronic information display industry and the optical switching industries have been characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards. Our success will depend upon our ability to further develop the retinal scanning display and the optical materials technologies and to cost effectively introduce new products and features in a timely manner to meet evolving customer requirements and compete with competitors' product advances. We may not succeed in these efforts because of:

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

        Although we have developed demonstration units incorporating the retinal scanning display technology and demonstration units have been built using the optical materials technology, we must undertake additional research, development and testing before we are able to produce products for commercial sale. In addition, product development delays or the inability to enter into relationships with potential product development partners may delay or prevent us from introducing products for commercial sale.

If we are unable to adequately protect our patents and other proprietary technology, we may be unable to compete with other companies.

        Our success will depend in part on our ability and the ability of the University of Washington and our other licensors to maintain the proprietary nature of the retinal scanning display and related technologies. We also rely on proprietary optical materials technology licensed from the University of Washington. Although our licensors have patented various aspects of the retinal scanning display technology and applied for patents on various aspects of the optical materials technology, and although we continue to file our own patent applications covering retinal scanning display features, optical materials technology and related technologies, we cannot be certain as to the degree of protection offered by these patents or as to the likelihood that patents will be issued from the pending patent applications. Moreover, these patents may have limited commercial value or may lack sufficient breadth to protect adequately the aspects of our technology to which the patents relate. We cannot be certain that our competitors, many of which have substantially greater resources than us and have made substantial investments in competing technologies, will not apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell products incorporating our technologies.

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

        We are aware of several patents held by third parties that relate to certain aspects of retinal scanning displays. These patents could be used as a basis to challenge the validity of the University of Washington's patents, to limit the scope of the University of Washington's patent rights or to limit the University of Washington's ability to obtain additional or broader patent rights. A successful challenge to the validity of the University of Washington's patents could limit our ability to commercialize the retinal scanning display technology and, consequently, materially reduce our revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us or by the University of Washington with respect to current and future technology. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually be issued with claims that will be infringed by our products or the retinal scanning display technology. The defense and prosecution of a patent suit would be costly and time-consuming, even if the outcome were ultimately favorable to us. An adverse outcome in the defense of a patent suit could subject us to significant cost, require others and us to cease selling products that incorporate retinal scanning display technology, or to cease licensing the retinal scanning display technology, or to require disputed rights to be licensed from third parties. Such licenses would increase our cost or may not be available at all. Moreover, if claims of infringement are asserted against our future co-development partners or customers, those partners or customers may seek indemnification from us for damages or expenses they incur.

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

        To date, we have produced only demonstration units for research, development and demonstration purposes. The cost per unit for these demonstration units currently exceeds the level at which we could expect to profitably sell commercial versions of these products to customers. If we cannot lower our cost of production, we may face increased demands on our financial resources, possibly requiring additional equity and/or debt financing to sustain our business operations.

If we lose the exclusive use of the virtual retinal display technology or the optical materials technology, our business operations and prospects would be adversely affected.

        We acquired the exclusive rights to the virtual retinal display technology and the optical materials technology under exclusive license agreements with the University of Washington. If the University of Washington were to violate the terms of the license agreements by providing the technology to another company, our business, operations and prospects would be adversely affected. In addition, we could lose the exclusivity under the license agreement if we fail to challenge, within the designated time limits, claims that other companies are using the virtual retinal display technology in violation of our rights under the license agreement.

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

We will require additional capital to continue implementing our business plan. This may lessen the value of current stockholders' shares.

        We will need additional funds in order to, among other requirements:

  •
  further develop the retinal scanning display and optical materials technologies,

  •
  add manufacturing capacity,

  •
  add to our sales and marketing staff,

  •
  develop and protect our intellectual property rights, and

  •
  fund long-term business development opportunities.

        We cannot be certain that we will be able to obtain financing when needed or on satisfactory terms, if at all. If additional funds are raised through the issuance of equity, convertible debt or similar securities, current shareholders will experience dilution and the securities issued to the new investors may have rights or preferences senior to those of the holders of our common stock. If adequate funds were not available to satisfy our short-term or long-term financial needs, we would be required to limit our operations significantly.

Loss of any of our key personnel could have a negative effect on the operation of our business.

        Our success depends on our executive officers and other key personnel and on the ability to attract and retain qualified new personnel. Achievement of our business objectives will require substantial additional expertise in the areas of sales and marketing, research and product development, and manufacturing. Competition for qualified personnel in these fields is intense, and the inability to attract and retain additional highly skilled personnel, or the loss of key personnel, could reduce our revenues and adversely affect our business.

A substantial number of our shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly.

        As of February 28, 2002, we had outstanding:

  •
  options to purchase an aggregate of 5,067,000 shares of common stock, and

  •
  warrants to purchase 603,000 shares of common stock.

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

It may be difficult for a third party to acquire us and this could depress our stock price.

        Certain provisions of Washington law and our amended and restated articles of incorporation and bylaws contain provisions that create burdens and delays if a third party were to attempt to purchase us. As a result, these provisions could limit the price that investors are willing to pay for our stock. These provisions:

  •
  authorize our board of directors, without further shareholder approval, to issue preferred stock that has rights superior to those of the common stock. Potential purchasers may pay less for us because the preferred stockholders may use their rights to take value from us; and

  •
  provide that written demand of at least 30% of the outstanding capital stock is required to call a special meeting of the shareholders, which may be needed to approve our sale. The delay that this creates could deter a potential purchaser.

Additional risk associated with the Lumera business.

We cannot be certain that our optical materials will achieve market acceptance.

        Lumera's success will depend in part on the commercial acceptance of the optical materials technology. The optical switching industry is currently fragmented with many competitors developing different technologies. We expect that only a few of these technologies ultimately will gain market acceptance. The optical materials may not be accepted by original equipment manufacturers and systems integrators of optical switching networks. To be accepted, the optical material must meet the technical and performance requirements of our potential customers in the telecommunications industry. If our optical materials technology fails to achieve market acceptance, we may not be able to continue to develop the technology.

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

        Lumera's expected revenues will be derived from product sales to original equipment manufacturers and system integrators in the telecommunications industry. We believe that sales of potential products in this market could represent a significant portion of our future revenues. Developments that adversely affect the telecommunications sector, including delays in traffic growth, government regulation or a general economic downturn, could slow or halt our revenue growth.

        We expect that recent downturn in the telecommunications sector will have the following affects on Lumera:

  •
  Reduced capital spending and technology investment by telecommunication companies may make it more difficult for our potential products to gain market acceptance. Customers may be less willing to purchase new technology such as ours or invest in new technology development when they have limited cash.

  •
  Potential customers for our future products are very focused on reducing cost. This has reduced profit-margins for telecommunications equipment suppliers. Therefore our future products must compete with products that are less expensive than before the telecommunications downturn.

  •
  The building of a high-speed telecommunications infrastructure has slowed. Currently companies are building networks using 10-gigabyte modulators, which has delayed the need for 40-gigabyte modulators. We believe that our potential products will compete more effectively with existing technologies at higher modulating speeds.

Employees

        As of February 28, 2002, the Company had 228 employees, 31 of which were employees of Lumera. The Company also had 15 contractors. The Company's employees are not subject to any collective bargaining agreements and management regards its relations with employees to be good.

ITEM 2.    DESCRIPTION OF PROPERTY

        The Company currently leases approximately 67,400 square feet of combined use office and laboratory space at its headquarters facility in Bothell, Washington. The Company also has a commitment to lease between 25,000 and 34,000 additional square feet at this facility between 2002 and 2003. The seven-year lease expires in 2006.

        The Company also leases approximately 3,200 square feet of combined use office and laboratory space in San Mateo, California. The three-year lease expires in 2003.

ITEM 3.    LEGAL PROCEEDINGS

        The Company is not a party to, nor is its property subject to, any material pending legal proceeding.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of shareholders during the fourth quarter of the year ending December 31, 2001.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

        The Company's Common Stock trades on the Nasdaq National Market under the symbol "MVIS." As of February 28, 2002, there were 284 holders of record of 13,004,000 shares of Common Stock. The Company has never declared or paid cash dividends on the Common Stock. The Company currently anticipates that it will retain all future earnings to fund the operation of its business and does not anticipate paying dividends on the Common Stock in the foreseeable future.

        The Company's Common Stock began trading publicly on August 27, 1996. The quarterly high and low sales prices of the Company's Common Stock for each full quarterly period in the last two fiscal years and the year to date as reported by the Nasdaq National Market are as follows:

	Common Stock
Quarter Ended
	High	Low
March 31, 2000	68.50	25.38
June 30, 2000	56.50	21.75
September 30, 2000	55.13	29.19
December 31, 2000	39.00	13.63
March 31, 2001	29.00	13.00
June 30, 2001	27.50	12.88
September 30, 2001	22.00	9.00
December 31, 2001	16.32	10.92
January 1, 2002 to February 28, 2002	15.45	9.60

        On February 28, 2002, the last sale price for the Common Stock was $10.55.

        In October 2001, the Company issued 1,000 shares of common stock to one accredited investor for consulting services provided to the Company. This sale was exempt from registration under the Securities Act of 1933 under Section 4(2) thereof as a transaction not involving a public offering.

ITEM 6.    SELECTED FINANCIAL DATA

        A summary of selected financial data as of and for the five years ended December 31, 2001 is set forth below:

Selected Financial Data
(in thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999	1998	1997
Statement of Operations Data:
Revenue	$10,762	$8,121	$6,903	$7,074	$1,713
Net loss available for common shareholders	(34,794)	(26,601)	(16,700)	(7,328)	(4,945)
Basic and diluted net loss per share	(2.85)	(2.33)	(2.04)	(1.22)	(.85)
Weighted average shares outstanding—basic and diluted	12,200	11,421	8,169	5,994	5,806
Balance Sheet Data:
Cash, cash equivalents and investments available-for-sale	$33,652	$40,717	$32,167	$2,269	$8,841
Working capital	33,098	40,551	32,802	1,358	8,441
Total assets	54,055	56,172	41,619	6,362	10,741
Long-term obligations	552	714	836	282	92
Mandatorily redeemable preferred stock	—	—	1,536	—	—
Total shareholders' equity	32,326	50,042	35,359	2,589	9,164

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

        The Company currently has several demonstration versions of the retinal scanning display including monochromatic and color portable units, and full-color tabletop models. The Company expects to continue funding prototype and demonstration versions of products incorporating the retinal scanning display technology at least through 2002. Future revenues, profits and cash flow and the Company's ability to achieve its strategic objectives as described herein will depend on a number of factors, including acceptance of the retinal scanning display technology by various industries and OEMs, market acceptance of products incorporating the retinal scanning display technology and the technical performance of such products.

        The Company has incurred substantial losses since its inception and expects to incur a loss during the year ended December 31, 2002.

        In 2000, the Company formed a subsidiary, Lumera Corporation ("Lumera"), to develop and commercialize a new class of non-linear optical chromophores ("Optical Materials") and devices that utilize the optical properties of these Optical Materials. Non-linear organic electro-optical chromophore materials are materials that interact with and can be used to change the properties of light waves, including the speed and direction at which light waves travel. In 2001, Lumera acquired an exclusive license to the Optical Materials technology from the University of Washington and entered into a multi-year Sponsored Research Agreement with the University of Washington to fund continued development work on the Optical Materials.

        Lumera, which is a development stage enterprise, has incurred significant net losses since inception. To date Lumera has satisfied its capital requirements principally from the sale of mandatorily redeemable convertible preferred stock and intercompany loans from Microvision.

        Lumera has established and built in-house laboratories to develop and characterize new materials, create new device designs and perform small-scale production of new devices and systems based on the Optical Materials. As of December 31, 2001, Microvision owed 76% of the common stock and 11% of the mandatorily redeemable convertible preferred stock of Lumera.

Key Accounting Policies and Estimates

        Microvision's discussions and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, contract losses, bad debts, investments and contingencies and litigation. The Company bases its estimates on historical experience, terms of existing contracts, our evaluation of trends in the display and optical systems components industries, information provided by our current and prospective customers and strategic partners, information available from other outside sources and on various other assumptions management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The Company believes the following key accounting policies require its more significant judgments and estimates used in the preparation of its consolidated financial statements.

        The Company recognizes revenue as work progresses on long-term, cost plus fixed fee and fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. The Company uses this revenue recognition methodology because it can make reasonably dependable estimates of the revenue and costs. Recognized revenues are subject to revisions as the contract progresses to completion and actual revenue and cost become certain. Revisions in revenue estimates are reflected in the period in which the facts that give rise to the revision become known.

        The Company maintains allowances for estimated losses resulting from the estimated cost to complete a contract that is in excess of the remaining contract value. The entire estimated loss is recorded in the period in which the loss is known.

        The Company's product sales generally include acceptance provisions. Acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

        The Company maintains a general allowance for uncollectable receivables, including accounts receivable, cost and estimated earnings in excess of billings on uncompleted contracts and receivables from related parties. The Company reviews several factors in determining the allowance including the customer's past payment history and financial condition. If the financial condition of our customers or the related parties who have receivable balances with the Company were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

        The Company has not recorded an impairment of the minority interest it owns in a privately held company. The value of the minority interest is difficult to determine in the absence of a public trading market. Microvision records an impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments thereby possibly requiring an impairment charge in the future.

        The Company believes that the probability of an unfavorable outcome in its pending litigation is low and therefore has not recorded an accrual for any potential loss. The Company's current estimated range of liability related to pending litigation is based on claims for which our management can estimate the amount and range of potential loss. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and, if appropriate, revise its estimates. Such revisions in the Company's estimates of the potential liability could materially impact our results of operation and financial position.

        The key accounting policies described above are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management to apply its judgment or make estimates. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result to the Company's consolidated financial statements. Additional information about Microvision's accounting policies, and other disclosures required by generally accepted accounting principles, are set forth in the notes to the

Company's consolidated financial statements, which begin on page 44 of this Annual Report on Form 10-K.

Results of Operations

YEAR ENDED DECEMBER 31, 2001 COMPARED TO
YEAR ENDED DECEMBER 31, 2000

        Revenue.    Revenue increased by $2.7 million, or 33%, to $10.8 million in 2001 from $8.1 million in 2000. The increase resulted from a higher level of development contract business in 2001 than that performed in 2000 on contracts entered into in both 2001 and 2000.

        To date, substantially all of the Company's revenue has been generated from development contracts. The Company's customers have included both the United States government and commercial enterprises. The United States government accounted for approximately 93% and 91% of revenue during 2001 and 2000, respectively. The Company expects revenue to fluctuate from year to year.

        During 2001, the Company entered into several development contracts with both commercial and government entities for further development of the retinal scanning display technology to meet specific customer applications.

  •
  In the defense sector, the Company entered into a $2.9 million contract modification with the U.S. Army's Aviation Applied Technology Directorate to continue work on an advanced helmet-mounted display and imaging system to be used in the Virtual Cockpit Optimization Program. In addition, the Company was awarded a $4.2 million modification contract with the U.S. Army's Aircrew Integrated Helmet Systems Program office to further advance the form and functional development of a helmet-mounted display.

  •
  In October 2001, the Company entered into a $1.5 million subcontract with Concurrent Technologies Corporation in support of the Office of Naval Research's Battlespace Information Display Technology program. The purpose of the program is to develop improved micro-electrical-mechanical systems for use in displaying information on the battlefield.

  •
  In December 2001, the Company entered into a $3.3 million contract with the U.S. Army's Medical Research Acquisition Activities, Telemedicine and Advanced Technology Research Center for the initial phase in the development of a mobile wireless personal display system for medical applications.

  •
  In August 2001, Lumera entered into a $1.6 million contract with the U.S. government to design new Optical Materials appropriate for the fabrication of a wideband optical modulator demonstration system.

        During 2001, the Company delivered a full-color demonstrational display to the Cleveland Clinic. Cleveland Clinic will use the display to develop and evaluate clinical applications of the retinal scanning display technology.

        In December 2001, the Company started production of Nomad, a monochrome head-worn display. The Company has deferred revenue of $50,000 on Nomad units shipped in December 2001 pending customer acceptance. As of December 31, 2001 the Company had received orders for 31 Nomads.

        The Company had a backlog of $6.8 million, including approximately $250,000 in Nomad orders, at December 31, 2001. The backlog is composed of development contracts, including amendments, and product orders entered through December 31, 2001. The Company plans to complete all of the backlog contracts during 2002.

        Cost of Revenue.    Cost of revenue includes both the direct and indirect costs of performing on development contracts and delivering products. Direct costs include labor, materials and other costs incurred directly in performing of specific projects. Indirect costs include labor and other costs associated with operating the Company's research and product development department and building the technical capabilities of the Company. Cost of revenue is determined both by the level of direct costs incurred on development contracts and by the level of indirect costs incurred in managing and building the technical capabilities and capacity of the Company. The cost of revenue can fluctuate substantially from period to period depending on the level of both the direct costs incurred in the performance of projects and the level of indirect costs incurred.

        Cost of revenue was $6.1 million in both 2001 and 2000. On a percentage of revenue basis, cost of revenue declined by 24% to 57% in 2001 from 75% in 2000. The decline in cost of revenue as a percentage of sales is due to a decline in:

  •
  the allocation of indirect cost to cost of revenue,

  •
  the reduction in losses on uncompleted contracts, and

  •
  the mix of development contracts and product cost.

        The lower level of indirect expense in 2001 as compared to 2000 resulted from a higher level of investment the Company made in developing its technologies through work performed on internal research and development projects, which resulted in greater overhead absorption by these research and development projects.

        The Company expects that cost of revenue on an absolute dollar basis will increase in the future. This increase will likely result from additional development contract work that the Company expects to perform and planned shipments of commercial products, and commensurate growth in the Company's personnel and technical capacity required for performance on such contracts. The Company expects the cost of contract revenue as a percentage of contract revenue to remain relatively flat over time. The cost of revenue as a percentage of revenue can fluctuate significantly from period to period depending on the contract mix, the cost of future planned products and the level of direct and indirect cost incurred.

        Research and Development Expense.    Research and development expense consists of:

  •
  Compensation related costs of employees and contractors engaged in internal research and product development activities,

  •
  Research fees paid to the University of Washington under the Sponsored Research Agreement,

  •
  Laboratory operations, outsourced development and processing work,

  •
  Fees and expenses related to patent applications, prosecution and protection, and

  •
  Related operating expenses.

        Included in research and development expenses are costs incurred in acquiring and maintaining licenses. The Company has charged all research and development costs to cost of revenue or research and development expense.

        Research and development expense increased by $12.4 million, or 63%, to $31.9 million from $19.5 million in 2000. The increase reflects continued implementation of the Company's operating plan, which calls for building technical staff and supporting activities, establishing and equipping in-house laboratories, and developing and maintaining its intellectual property portfolio.

        In February 2001, the Company made the final payment on a fully paid exclusive license for the "HALO" technology from the University of Washington. This technology involves the projection of data and images onto the inside of a dome that is placed over the viewer's head. The Company issued 37,000 shares of common stock valued at $1.0 million based on the closing stock price on the date of settlement and paid $100,000 to the University of Washington for the final payment for the license. The total value of the final payment of $1.1 million was recorded as research and development expense in 2001 as the technology was deemed to have no alternative future use.

        In March 2001, Lumera paid $200,000 to the University of Washington for an exclusive royalty-bearing license relating to the Optical Materials technology. The payment was recorded as an expense as the technology was deemed to have no alternative future use. In addition, during 2001, Lumera made three quarterly payments of $750,000 each to the University of Washington under the Sponsored Research Agreement. Additional quarterly payments totaling $7.7 million are required over the remaining term of the research agreement. Lumera amortized $2.0 million to expense for the cash portion of the payments under the Sponsored Research Agreement during 2001. The remaining $250,000 paid to the University of Washington is recorded as a current asset at December 31, 2001.

        Research and development expense for Lumera during 2001, including the payments under the Sponsored Research Agreement, was $6.4 million.

        The Company believes that a substantial level of continuing research and development expense will be required to develop commercial products using the retinal scanning display technology and the Optical Materials technology. Accordingly, the Company anticipates that its research and development expenditures will continue to be significant. These expenses will be incurred as a result of:

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

  •
  Develop and commercialize Lumera's Optical Materials technology,

  •
  Accelerate development of microdisplays to meet emerging market opportunities,

  •
  Expand the Company's investment in bar code scanner development, and

  •
  Pursue other potential business opportunities.

        Marketing, General and Administrative Expense.    Marketing, general and administrative expenses include compensation and support costs for sales, marketing, management and administrative staff, and for other general and administrative costs, including legal and accounting, consultants and other operating expenses.

        The Company's marketing activities include corporate awareness campaigns, such as web site development and participation at trade shows; corporate communications initiatives; and working with potential customers and joint venture partners to identify and evaluate product applications in which the Company's technology could be integrated or otherwise used.

        Marketing, general and administrative expenses increased by $3.9 million, or 37%, to $14.4 million from $10.5 million in 2000. The increase includes increased compensation and support costs for employees and contractors. The Company expects marketing, general and administrative expenses to increase substantially in future periods as the Company:

  •
  Adds to its sales and marketing staff,

  •
  Makes additional investments in sales and marketing activities, and

  •
  Increases the level of corporate and administrative activity.

        Marketing, general and administrative expenses for Lumera during 2001 were $2.8 million.

        Non-Cash Compensation Expense.    Non-cash compensation expense increased by approximately $900,000, or 59%, to $2.5 million from $1.6 million in 2000. Non-cash compensation expense includes the amortization of the value of stock options granted to individuals who are not employees or directors of the Company for services provided to the Company.

        In January 2001, Lumera issued 802,414 shares of its Class A Common Stock to the University of Washington pursuant to the Sponsored Research Agreement. The shares were valued at the fair market price of $3.75 per share, as determined by the board of directors. The total value of the stock of $3.0 million was recorded as a prepaid research expense and is being amortized over the term of the Sponsored Research Agreement. The total amortization expense relating to the Sponsored Research Agreement during 2001 was $844,000.

        In September 2001, Lumera issued options to purchase 33,300 shares of Lumera Class A Common Stock at an exercise price of $10.00 per share to a consultant that provided professional services to Lumera. These options expire 10 years following the date of grant, are fully vested, and were exercisable at date of issuance. The options were valued at the date of grant at $137,000 and this amount was recorded as an expense in 2001. The fair value of the options was estimated using the Black-Scholes option pricing model with a stock price of $5.34 per share, dividend yield of zero percent; expected volatility of 80%; risk-free interest rate of 4.0% and expected life of ten years.

        In August 2000, the Company entered into five-year consulting agreements with two independent consultants to provide strategic business and financial consulting services to the Company. Under the terms of the agreements, each consultant received a warrant to purchase 100,000 shares of common stock at an exercise price of $34.00 per share. The warrants vest over three years and the unvested shares are subject to remeasurement at each balance sheet date during the vesting period. The original value of the warrants was estimated at $5.5 million. Due to a decrease in the Company stock price, the value at December 31, 2001 was estimated at $3.4 million. In 2001, total non-cash amortization for these agreements was $775,000 compared to $345,000 in 2000. The fair values of the warrants were determined at December 31, 2001, 2000, and the issue date, using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of zero percent; and expected volatility of 83% for all measurement dates; risk-free interest rates of 5.9%, 6.0% and 6.0%; and expected lives of 9.2, 10 and 10 years.

        The following table shows the major components of non-cash compensation expense for 2001 and 2000 respectively.

	2001	2000
Lumera stock issued to the University of Washington	$844,000	$—
Company and Lumera stock options issued to employees	411,000	469,000
Company and Lumera stock options issued to consultants	1,047,000	591,000
Stock and options issued to Independent Directors	231,000	532,000

	$2,533,000	$1,592,000

        Interest Income and Expense.    Interest income decreased by $600,000 or 19%, to $2.5 million from $3.1 million in 2000. This decrease resulted primarily from lower average cash and investment securities balances in 2001 than the average cash and investment securities balances in the prior year.

        Interest expense was consistent with 2001 because the amount of borrowings did not change significantly.

        Income Taxes.    No provision for income taxes has been recorded because the Company has experienced net losses from inception through December 31, 2001. At December 31, 2001, the Company had net operating loss carry-forwards of approximately $94.2 million for federal income tax reporting purposes. In addition the company has research and development tax credits of $1.8 million. The net operating losses begin expiring in 2008 if not previously utilized. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of the Company's shareholders during any three-year period would result in a limitation on the Company's ability to utilize its net operating loss carry-forwards. The Company has determined that such a change of ownership occurred during 1995 and that the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $1.1 million. An additional change of ownership occurred in 1996; and the limitation for losses generated in 1996 is approximately $1.6 million. Lumera has additional net operating loss carry forwards of $12.3 million which are available only to Lumera.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO
YEAR ENDED DECEMBER 31, 1999

        Revenue.    Revenue increased by $1.2 million, or 18%, to $8.1 million in 2000 from $6.9 million in 1999. The increase resulted from a higher level of development contract business in 2000 than that performed in 1999 on contracts entered into in both 2000 and 1999.

        Through December 31, 2000, substantially all of the Company's revenue has been generated from development contracts. The Company's customers have included both the United States government and commercial enterprises. The United States government accounted for approximately 91% and 82% of revenue during 2000 and 1999, respectively.

        During 2000, the Company entered into several development contracts with both commercial and government entities for further development of the retinal scanning display technology to meet specific customer applications.

  •
  In the defense sector area, the Company entered into a $5.0 million contract with the U.S. Army's Aviation Applied Technology Directorate to continue work on an advanced helmet-mounted display and imaging system to be used in the Virtual Cockpit Optimization Program. In addition, the Company was awarded a $2.8 million contract with the U.S. Army's Aircrew Integrated Helmet Systems Program office to further advance the form and functional development of a helmet-mounted display.

  •
  During 2000, the Company entered into a $600,000 contract to provide a Nomad demonstrator unit and a full-color prototype display to the Cleveland Clinic. The Company has sold four additional Nomad demonstration units to customers in the medical and industrial markets during 2000.

        The Company ended the year with a $4.5 million backlog. The backlog is composed of development and products contracts, including amendments entered through December 31, 2000.

        Cost of Revenue.    Cost of revenue includes both the direct and indirect costs of performing on development contracts and delivering products. Direct costs include labor, materials and other costs incurred directly in performing specific projects. Indirect costs include labor and other costs associated with operating the Company's research and product development department and building the technical capabilities of the Company. Cost of revenue is determined both by the level of direct costs incurred on development contracts and by the level of indirect costs incurred in managing and building the technical capabilities and capacity of the Company. The cost of revenue can fluctuate substantially from period to period depending on the level of both the direct costs incurred in the performance of projects and the level of indirect costs incurred.

        Cost of revenue increased by approximately $1.2 million, or 23%, to $6.1 million in 2000, from $4.9 million in 1999. The increase resulted from an increase in the direct costs associated with the Company's performance on development contracts in 2000 from that in 1999.

        Cost of revenue in 2000 includes a provision for estimated losses on uncompleted contracts. The Company recognizes any estimated losses on contracts in full as soon as identified. The losses are a result of the Company's decision to invest in strategic projects with our partners. The Company may decide to enter into a loss contract when management believes the project is likely to result in additional contract or product revenue that will have a positive gross margin.

        Research and Development Expense.    Research and development expense consists of:

  •
  Compensation related costs of employees and contractors engaged in internal research and product development activities,

  •
  Laboratory operations, outsourced development and processing work,

  •
  Fees and expenses related to patent applications, prosecution and protection, and

  •
  Related operating expenses.

        Included in research and development expenses are costs incurred in acquiring and maintaining technology licenses. The Company has charged all research and development costs to cost of revenue or research and development expense.

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

        A significant component of the increase is due to a five-year consulting agreement between the Company and two independent consultants, entered into in August 2000, to provide strategic business and financial consulting services. Under the terms of the agreements, each consultant received a warrant to purchase 100,000 shares of common stock at an exercise price of $34.00 per share. The warrants vest over three years and the unvested shares are subject to remeasurement at each balance sheet date during the vesting period. The original value of the warrants was estimated at $5.5 million.

Due to a decrease in the Company stock price, the value at December 31, 2000 was estimated at $3.7 million. In 2000, total non-cash amortization for these agreements was $345,000.

        The following table shows the major components of non-cash compensation expense:

	2000	1999
Stock options issued to consultants	591,000	66,000
Stock options issued to employees	469,000	34,000
Stock and options issued to Board members	532,000	164,000

	$1,592,000	$264,000

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

        Income Taxes.    No provision for income taxes has been recorded because the Company has experienced net losses from inception through December 31, 2000. At December 31, 2000, the Company had net operating loss carry-forwards of approximately $65.6 million for federal income tax reporting purposes. The net operating losses begin expiring in 2008 if not previously utilized.

Liquidity and Capital Resources

        The Company has funded its operations to date primarily through the sale of common stock and convertible preferred stock and, to a lesser extent, revenues from development contracts and product sales. At December 31, 2001, the Company had $33.7 million in cash, cash equivalents and investment securities.

        The Company had the following material changes in assets and liabilities during the year ended December 31, 2001:

  •
  "Other current assets" increased by $1.3 million to $2.3 million at December 31, 2001 from $976,000 at December 31, 2000. "Other assets" increased by $1.2 million to $1.3 million at December 31, 2001 from $114,000 at December 31,2000. The increase in both Other current assets and Other assets was attributable to payments to the University of Washington for continued research under the Sponsored Research Agreement in excess of expense that had been recognized. The Company recognizes the expense on the Sponsored Research Agreement on a straight-line basis over the term of the agreement. The portion of the payments that will be amortized to expense during the next twelve months will be classified as "Other current assets," and the portion that will be amortized to expense more than twelve months from the balance sheet date is classified as "other assets." The payments were comprised of both cash and shares of Lumera common stock.

  •
  "Receivables from related parties" increased by $1.3 million to $2.3 million at December 31, 2001 from $1.0 million at December 31, 2000. The increase was attributable to increased borrowings under the Executive Loan Program. In September 2001, the compensation committee of the board of directors approved a $500,000 increase in the loan limit for one executive officer under the plan.

  •
  "Accrued liabilities" increased by $1.9 million to $4.3 million at December 31, 2001 from $2.4 million at December 31, 2000. The reserve for bonuses increased $450,000 to $1.1 million at December 31, 2001 from $650,000 at December 31, 2000. The increase is attributable to shifting the payment of a larger portion of bonuses to after year end. The remaining increase is due to the timing of normal payroll related payments and other liabilities that the Company recognizes when they are probable and the amount of the obligation can be determined.

        Cash used in operating activities totaled $35.0 million in 2001 compared to $22.1 million in 2000. Cash used in operating activities for each period resulted primarily from the net loss for the period.

        Cash provided by investing activities totaled $10.8 million in 2001 compared to cash used in investing activities of $10.3 million in 2000. The increase in cash provided by investing activities resulted primarily from the sales of investment securities offset by increases in purchases of property and equipment. The increase in sales of investment securities is consistent with the Company's plan to use the cash from the sales of investment securities to fund the Company's operations.

        The Company used cash for capital expenditures of $3.8 million in 2001 compared to approximately $5.4 million in 2000. Historically, capital expenditures have been used to make leasehold improvements to leased office space and to purchase computer hardware and software, laboratory equipment and furniture and fixtures to support the Company's growth. Capital expenditures are expected to increase as the Company expands its operations. The Company currently has no material commitments for capital expenditures.

        Cash provided by financing activities totaled approximately $32.5 million in 2001 compared to $36.9 million in 2000. The decrease in cash provided by financing activities resulted primarily from decreases in the net proceeds from the issuance of common stock offset by an increase in preferred stock in 2001.

  •
  In March 2001, Lumera raised $21.4 million, before issuance costs, from the issuance of 2,136,000 shares of Lumera mandatorily redeemable convertible preferred stock.

  •
  In October 2001, the Company raised $11.0 million before issuance costs from the issuance of 971,496 shares of Microvision common stock and warrants to purchase 145,723 shares of common stock. The warrants have an exercise price of $14.62 per share and a four-year term.

        The Company's investment policy restricts investments to ensure principal preservation and liquidity. The Company invests cash that it expects to use within approximately sixty days in U.S. treasury-backed instruments. The Company invests cash in excess of sixty days of its requirements in high quality investment securities. The investment securities portfolio is limited to U.S. government and U.S. government agency debt securities and other high grade securities generally with maturities of three years or less.

        Microvision and Lumera maintain separate cash and investment accounts. Each company's cash and investments are generally used to fund their business activities.

        The Company's future expenditures and capital requirements will depend on numerous factors, including the progress of its research and development program, the progress in commercialization activities and arrangements, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments and the ability of the Company to establish cooperative development, joint venture and licensing arrangements. In order to maintain its exclusive rights under the Company's license agreement with the University of Washington, the Company is obligated to make royalty payments to the University of Washington with respect to the Virtual Retinal Display technology. If the Company is successful in establishing OEM co-development and joint venture arrangements, the Company expects its partners to fund certain non-recurring engineering costs for technology development and/or for product development. Nevertheless, the Company expects its cash requirements to increase significantly each year as it expands its activities and operations with the objective of commercializing the retinal scanning display and optical materials technologies.

        The following table lists the Company's material known future cash commitments (in thousands).

	Year Ending December 31,
	2002	2003	2004	2005	2006
Commitments:
Minimum payments under capital leases	$189	$51	$17	—	—
Minimum payments under operating leases	$1,997	$2,122	$1,726	$1,643	$406
Minimum payments under research, royalty and licensing agreements	$3,248	$3,480	$2,475	$550	—
Budgeted expenditures:
Budgeted capital equipment purchase to support planned production	$1,500	—	—	—	—

        The Company believes that its cash, cash equivalent and investment securities balances totaling $33.7 million, in addition to the $6.0 million raised in March, 2002 will satisfy its budgeted cash requirements for the next 12 months based on the Company's current operating plan. Should expenses exceed the amounts budgeted, the Company may require additional capital earlier to further the development of its technology, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. In addition, the Company's operating plan calls for the addition of sales, marketing, technical and other staff and the purchase of additional laboratory and production equipment. The operating plan also provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by the Company. There can be no assurance that additional financing will be available to the Company or that, if available, it will be available on terms acceptable to the Company on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, the Company may be required to limit its operations substantially. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can, directly or through arrangements with OEMs, introduce products incorporating the retinal scanning display technology and the market acceptance and competitive position of such products.

New accounting pronouncements

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivatives and Hedging Activities" in the quarter ended March 31, 2001. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". This statement provides accounting and reporting standards for business combinations initiated subsequent to June 30, 2002. All business combinations in the scope of this statement are to be accounted for under one method, the purchase method.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement provides accounting and reporting standards for intangible assets acquired individually, with a group of other assets, or as part of a business combination. This statement addresses the treatment of goodwill and other intangible assets after they have been initially recognized in the financial statements. Under this statement, goodwill and other intangibles with indefinite useful lives, on a prospective basis, will no longer be amortized, however will be tested for impairment at least annually, based on a fair value comparison. Intangibles that have finite useful lives will continue to be amortized over their respective useful lives. This statement also requires expanded disclosure for goodwill and other intangible assets. The Company will be required to adopt this statement effective January 1, 2002. As the Company has no recorded goodwill or intangible assets, there will be no initial effect from adoption of this standard.

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Adoption of this statement is required no later than January 1, 2003. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". FAS 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discounted operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount of fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company will be required to adopt this statement no later than January 1, 2002. The implementation of SFAS 144 will not have a material impact on the Company's results of operations, financial position or cash flows.

Subsequent Events

        In March 2002, the Company raised $6.0 million before issuance costs from the sale of 524,000 shares of Microvision Inc. common stock at a price of $11.50 per share to six investors.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Substantially all of the Company's cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates. Due to the generally short-term maturities of these investment securities, the Company believes that the market risk arising from its holdings of these financial instruments is not significant. A one-percent change in market interest rates would have approximately a $210,000 impact on the fair value of the investment securities.

        The Company's investment policy restricts investments to ensure principal preservation and liquidity. The Company invests cash that it expects to use within approximately sixty days in U.S. treasury-backed instruments. The Company invests cash in excess of sixty days of its requirements in high quality investment securities. The investment securities portfolio is limited to U.S. government and U.S. government agency debt securities and other high grade securities generally with maturities of three years or less.

        The weighted average maturities of cash equivalents and investment securities, available-for-sale, as of December 31, 2001, are as follows.

	Amount	Percent
Cash	$1,814,000	5.4%
Less than one year	22,345,000	66.4%
One to two years	5,863,000	17.4%
Two to three years	3,630,000	10.8%

	$33,652,000	100.0%

        Presently, all of the Company's development contract payments are made in U.S. dollars and, consequently, the Company believes it has no foreign currency exchange rate risk. However, in the future the Company may enter into development contracts in foreign currencies that may subject the Company to foreign exchange rate risk. As of December 31, 2001 the Company has an open contract to purchase 12,745,000 Yen (approximately $100,000). The contract was entered into as a foreign currency cash flow hedge for a firm purchase commitment by the Company. The transaction is accounted for as a currency hedge as defined by FAS 133. The Company intends to enter into foreign currency cash flow hedges to offset the exposure to currency fluctuations when it can determine the timing and amounts of the foreign currency exposure.

ITEM 8.    FINANCIAL STATEMENTS

Report of Independent Accountants

To the Board of Directors
and Shareholders of
Microvision, Inc.

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity, of comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Microvision, Inc. and its subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Seattle, Washington
March 27, 2002

Microvision, Inc.

Consolidated Balance Sheet

(in thousands)

	December 31,
	2001	2000
Assets
Current assets
Cash and cash equivalents	$15,587	$7,307
Investment securities, available-for-sale	18,065	33,410
Accounts receivable, net of allowances of $109 and $93	1,712	1,033
Costs and estimated earnings in excess of billings on uncompleted contracts	1,584	2,116
Inventory, net	99	—
Current restricted investments	102	1,125
Other current assets	2,302	976

Total current assets	39,451	45,967
Long-term investment, at cost	624	624
Property and equipment, net	8,960	7,516
Restricted investments	1,434	951
Receivables from related parties	2,252	1,000
Other assets	1,334	114

Total assets	$54,055	$56,172

The accompanying notes are an integral part of these financial statements.

	December 31,
	2001	2000
Liabilities, Minority Interest and Shareholders' Equity
Current liabilities
Accounts payable	$1,613	$1,974
Accrued liabilities	4,298	2,359
Allowance for estimated contract losses	155	295
Billings in excess of costs and estimated earnings on uncompleted contracts	60	419
Current portion of capital lease obligations	170	317
Current portion of long-term debt	57	52

Total current liabilities	6,353	5,416
Capital lease obligations, net of current portion	61	182
Long-term debt, net of current portion	232	290
Deferred rent, net of current portion	259	242

Total liabilities	6,905	6,130

Commitments and contingencies (Note 13)	—	—
Minority interests	14,824	—

Shareholders' equity
Common stock, no par value, 31,250 shares authorized; 12,998 and 11,884 shares issued and outstanding	135,954	120,506
Deferred compensation	(2,803)	(4,378)
Subscriptions receivable from related parties	(321)	(403)
Accumulated other comprehensive income	427	454
Accumulated deficit	(100,931)	(66,137)

Total shareholders' equity	32,326	50,042

Total liabilities, minority interest and shareholders' equity	$54,055	$56,172

The accompanying notes are an integral part of these financial statements

Microvision, Inc.

Consolidated Statement of Operations

(in thousands except per share information)

	Year ended December 31,
	2001	2000	1999
Revenue	$10,762	$8,121	$6,903
Cost of revenue	6,109	6,076	4,944

Gross margin	4,653	2,045	1,959

Research and development expense (exclusive of non-cash compensation expense of $865, $7 and $34 for 2001, 2000 and 1999, respectively)	31,899	19,520	10,199
Marketing, general and administrative expense (exclusive of non-cash compensation expense of $1,668, $1,585 and $230 for 2001, 2000 and 1999, respectively)	14,356	10,475	7,205
Non-cash compensation expense	2,533	1,592	264

Total operating expenses	48,788	31,587	17,668

Loss from operations	(44,135)	(29,542)	(15,709)
Interest income	2,523	3,105	1,163
Interest expense	(92)	(164)	(172)
Realized gain on sale of investment securities	316	—	—

Loss before minority interests	(41,388)	(26,601)	(14,718)
Minority interests in loss of consolidated subsidiary	6,594	—	—

Net loss	(34,794)	(26,601)	(14,718)
Less:
Preferred dividend	—	—	(228)
Non-cash beneficial conversion feature of Series B Preferred Stock	—	—	(1,754)

Net loss available for common shareholders	$(34,794)	$(26,601)	$(16,700)

Net loss per share—basic and diluted	$(2.85)	$(2.33)	$(2.04)

Weighted-average shares outstanding—basic and diluted	12,200	11,421	8,169

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Shareholders' Equity

(in thousands)

	Common stock			Subscriptions receivable from related parties	Accumulated other comprehensive (loss) income
			Deferred compensation			Accumulated deficit	Shareholders' equity
	Shares	Amount
Balance at December 31, 1998	6,065	$25,743	$(239)	$(79)	$—	$(22,836)	$2,589
Issuance of stock to board members for services	5	149	(149)				—
Exercise of warrants and options	2,961	33,556		(270)			33,286
Sales of common stock	710	9,738					9,738
Beneficial conversion feature of mandatorily redeemable preferred stock, net of costs		1,754				(1,754)	—
Conversion of preferred stock	400	4,334					4,334
Deferred compensation on stock options		197	(197)				—
Forfeitures of unvested stock options		(108)	108				—
Amortization of deferred compensation			264				264
Dividend on preferred stock		155				(228)	(73)
Other comprehensive loss					(61)		(61)
Net loss						(14,718)	(14,718)

Balance at December 31, 1999	10,141	75,518	(213)	(349)	(61)	(39,536)	35,359
Issuance of stock and options to board members for services	4	623	(623)				—
Exercise of warrants and options	1,108	13,342		(285)			13,057
Sales of common stock	500	23,977					23,977
Issuance of stock for acquisition of license	31	376					376
Conversion of mandatorily redeemable preferred stock	100	1,536					1,536
Deferred compensation on warrants and options		6,870	(6,870)				—
Revaluations of warrants		(1,736)	1,736				—
Collection of subscriptions receivable				231			231
Amortization of deferred compensation			1,592				1,592
Other comprehensive income					515		515
Net loss						(26,601)	(26,601)

Balance at December 31, 2000	11,884	120,506	(4,378)	(403)	454	(66,137)	50,042
Issuance of stock to board members for services	6	133	(133)				—
Issuance of stock and options to non-employees for services	1	108	(52)				56
Exercise of warrants and options	99	1,177					1,177
Sales of common stock	971	10,355					10,355
Effect of change in interest in subsidiary from issuance of subsidiary common stock		3,001					3,001
Issuance of stock for acquisition of license	37	970					970
Revaluations of warrants and options		(296)	296				—
Collection of subscriptions receivable				82			82
Amortization of deferred compensation			1,464				1,464
Other comprehensive income					(27)		(27)
Net loss						(34,794)	(34,794)

Balance at December 31, 2001	12,998	$135,954	$(2,803)	$(321)	$427	$(100,931)	$32,326

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Comprehensive Loss

(in thousands)

	Year ended December 31,
	2001	2000	1999
Net loss	$(34,794)	$(26,601)	$(14,718)

Other comprehensive income (loss)—unrealized gain (loss) on investment securities, available-for-sale:
Unrealized holding gains arising during period	289	515	(61)
Less: reclassification adjustment for gains realized in net loss	(316)	—	—

Net unrealized gain (loss)	(27)	515	(61)

Comprehensive loss	$(34,821)	$(26,086)	$(14,779)

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Cash Flows

(in thousands)

	Year ended December 31,
	2001	2000	1999
Cash flows from operating activities
Net loss	$(34,794)	$(26,601)	$(14,718)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	2,381	1,247	676
Non-cash expenses related to issuance of stock, warrants and options, and amortization of deferred compensation	2,533	1,592	264
Non-cash expenses related to issuance of stock for an exclusive license agreeement	970	377	—
Minority interests in loss of consolidated subsidiary	(6,594)	—	—
Non-cash deferred rent	17	27	49
Allowance for estimated contract losses	(140)	295	(228)
Change in
Accounts receivable	(679)	(8)	514
Costs and estimated earnings in excess of billings on uncompleted contracts	532	(116)	(1,242)
Inventory	(99)	—	—
Other current assets	(323)	(128)	(565)
Other assets	(59)	37	(32)
Accounts payable	(361)	521	125
Accrued liabilities	1,939	359	972
Billings in excess of costs and estimated earnings on uncompleted contracts	(359)	252	(604)

Net cash used in operating activities	(35,036)	(22,146)	(14,789)

Cash flows from investing activities
Sales of investment securities	23,874	29,686	26,147
Purchases of investment securities	(8,556)	(33,212)	(55,577)
Sales of restricted investment securities	1,748	4,174	1,950
Purchases of restricted investment securities	(1,208)	(4,500)	(3,700)
Collections of receivables from related parties	25	—	—
Advances under receivables from related parties	(1,277)	(1,000)	—
Purchase of long-term investment	—	—	(624)
Purchases of property and equipment	(3,769)	(5,429)	(2,090)

Net cash provided by (used in) investing activities	10,837	(10,281)	(33,894)

The accompanying notes are an integral part of these financial statements.

	Year ended December 31,
	2001	2000	1999
Cash flows from financing activities
Principal payments under capital leases	(324)	(280)	(163)
Principal payments under long-term debt	(53)	(47)	(32)
Increase in deferred rent	—	—	166
Increase in long-term debt	—	—	420
Payment of preferred dividend	—	—	(73)
Payments received on subscriptions receivable	82	230	—
Net proceeds from issuance of common stock	11,532	37,033	42,730
Net proceeds from issuance of preferred stock	—	—	6,164
Net proceeds from sale of subsidiary's equity to minority interests	21,242	—	—

Net cash provided by financing activities	32,479	36,936	49,212

Net increase in cash and cash equivalents	8,280	4,509	529
Cash and cash equivalents at beginning of year	7,307	2,798	2,269

Cash and cash equivalents at end of year	$15,587	$7,307	$2,798

Supplemental disclosure of cash flow information
Cash paid for interest	$92	$164	$172

Supplemental schedule of non-cash investing and financing activities
Property and equipment acquired under capital leases	$56	$279	$246

Non-cash charges for Series B Preferred Stock	$—	$—	$1,908

Conversion of preferred stock to common stock	$—	$1,536	$4,334

Effect of change in interest in subsidiary from issuance of subsidiary common stock	$3,001	$—	$—

Issuance of subsidiary stock and stock options for services rendered	$1,013	$—	$—

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Notes to Consolidated Financial Statements

(Dollars in Thousands Except Per Share Information)

1.    The Company

        Microvision, Inc. ("the Company"), a Washington corporation, was established to acquire, develop, manufacture and market retinal scanning display ("RSD") technology, which projects images onto the retina of the eye. The Company has entered into contracts with commercial and U.S. government customers to develop applications using the RSD technology. As part of these contracts, the Company has produced and delivered several demonstrator units. The Company is working to commercialize the RSD technology for potential defense, aviation, medical, industrial and consumer applications.

        Lumera Corporation ("Lumera"), a majority owned subsidiary of Microvision, is a development stage company. Lumera was established to develop, manufacture and market optical devices using organic non-linear electro-optical chromophore materials ("Optical Materials"). Lumera is working to commercialize the devices for potential optical networking applications.

        The Company believes that its cash, cash equivalent and investment securities balances totaling $33,700 at December 31, 2001, in addition to the $6,000 raised in March 2002, as described in Note 17, will satisfy its budgeted cash requirements for the next 12 months based on the Company's current operating plan. The Company's operating plan calls for the addition of sales, marketing, technical and other staff and the purchase of additional laboratory and production equipment. The operating plan also provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by the Company. There can be no assurance that additional financing will be available to the Company or that, if available, it will be available on terms acceptable to the Company on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, the Company may be required to limit its operations substantially. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can, directly or through arrangements with OEMs, introduce products incorporating the retinal scanning display technology and the market acceptance and competitive position of such products

2.    Summary of significant accounting policies

  Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's management has identified the following areas where significant estimates and assumptions have been made in preparing the financial statements: revenue recognition, allowance for uncollectable receivables, valuation of minority interest in a privately held company and potential losses from litigation.

  Principles of consolidation

        The consolidated financial statements include the accounts of the Company and Lumera. As of December 31, 2001 Microvision owns 76% and 11% of the outstanding common stock and mandatorily redeemable convertible preferred stock of Lumera, respectively. The balance of Lumera is owned by public companies and private investors, directors, Microvision employees and the University of Washington ("UW"). Lumera's losses were first allocated to its common shareholders until such losses exceeded its common equity and then to its preferred shareholders pro rata in accordance with their respective ownership interest. All material intercompany accounts and transactions have been eliminated in consolidation.

  Cash, cash equivalents and investment securities

        The Company considers all investments that mature within 90 days of the date of purchase to be cash equivalents.

        Short-term investment securities are primarily debt securities. The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in other comprehensive income (loss). Dividend and interest income are recognized when earned. Realized gains and losses are presented separately on the income statement. The cost of securities sold is based on the specific identification method.

  Restricted Cash

        The current portion of restricted cash represents a certificate of deposit held as collateral for a letter of credit issued to secure payment on a fixed asset purchase.

        The long-term portion of restricted cash represents a certificate of deposit held as collateral for letters of credit issued in connection with a lease agreement for the corporate headquarters building. Most of the balance is required to be maintained for the term of the lease.

  Inventory

        Inventory consists of raw material, and work in process for the Company's Nomad product. Inventory is recorded at the lower of cost or market with cost determined on the weighted average method.

  Long-term investment

        In December 1999, the Company invested $624 in Gemfire Corporation ("Gemfire"), a privately held corporation. Gemfire is a developer of diode laser components for display applications. The Company accounts for the investment in Gemfire using the cost method.

  Property and equipment

        Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method. Leasehold improvements are depreciated over the shorter of estimated useful lives or the lease term.

  Revenue recognition

        Revenue has primarily been generated from contracts for further development of the RSD technology and to produce demonstration units for commercial enterprises and the United States government. Revenue on such contracts is recorded using the percentage-of-completion method measured on a cost incurred basis. Changes in contract performance, contract conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when realization is assured.

        The Company recognizes losses, if any, as soon as identified. Losses occur when the estimated direct and indirect costs to complete the contract exceed unrecognized revenue. The Company evaluates the reserve for contract losses on a contract-by-contract basis.

        Revenue for product shipments is recognized upon acceptance of the product by the customer or expiration of the contractual acceptance period. There are no rights of return on product shipments. Provision is made for warranties at the time revenue is recorded.

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

        The United States government accounted for approximately 93%, 91% and 82% of total revenue during 2001, 2000 and 1999, respectively. Three commercial enterprises represented 6%, 5% and 16% of total revenues during 2001, 2000, and 1999, respectively.

  Income taxes

        The Company provides for income taxes under the principles of Statement of Financial Accounting Standards ("SFAS") No. 109, which requires that provisions be made for taxes currently due and for the expected future tax effects of temporary differences between book and tax bases of assets and liabilities and for loss and credit carry forwards.

  Net loss per share

        Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods. Net loss per share assuming dilution is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potential common stock equivalents and convertible securities. Net loss per share assuming dilution for 2001, 2000 and 1999 is equal to basic net loss per share because the effect of potential common stock equivalents outstanding during the periods, including convertible preferred stock, options and warrants computed using the treasury stock method, is anti-dilutive. The common stock equivalents and convertible securities that were not included in the earnings per share were 5,672,000, 3,517,000 and 3,365,000 at December 31, 2001, 2000 and 1999, respectively.

  Research and development

        Research and development costs are expensed as incurred. As described in Note 7, Lumera issued shares of its common stock in connection with a research agreement the value of these shares is amortized over the period of the research agreement.

  Fair value of financial instruments

        The Company's financial instruments include cash and cash equivalents, investment securities, accounts receivable, accounts payable, accrued liabilities, derivative instruments, long-term debt and capital lease obligations. Except for capital leases and long-term debt, the carrying amounts of financial instruments approximate fair value due to their short maturities. The carrying amount of capital leases and long-term debt at December 31, 2001 and 2000 was not materially different from the fair value based on rates available for similar types of arrangements.

  Derivatives

        The Company does not hold or issue derivative financial instruments for trading purposes. The purpose of the Company's hedging activities is to reduce the risk that the eventual cash flows of the underlying assets and liabilities will be adversely affected by changes in exchange rates. Counterparties to derivative financial instruments expose the Company to credit-related losses in the event of nonperformance. However, the Company has entered into these instruments with creditworthy financial institutions and considers the risk of nonperformance to be remote. As of December 31, 2001 the Company has an open contract to purchase 12.7 million Yen (approximately $100) in connection with a firm purchase commitment by the Company. The transaction is accounted for as a foreign currency cash flow hedge as defined by FAS 133. Changes in the fair value of the derivative instrument are (1) initially reported as a component of other comprehensive income outside earnings and (2) later reclassified as earnings in the same period during which the hedged transaction affects earnings. There were no changes in the fair value of its derivative instruments at December 31, 2001.

  Long-lived assets

        The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows and recognizes impairment of the carrying value of long-lived assets, if any, based on the fair value of such assets.

  Stock-based compensation

        The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related amendments and interpretations, including FASB Interpretation Number ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18.

  New accounting pronouncements

        The Company adopted SFAS No. 133 "Accounting for Derivatives and Hedging Activities" in the quarter ended March 31, 2001. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". This statement provides accounting and reporting standards for business combinations initiated subsequent to June 30, 2002. All business combinations in the scope of this statement are to be accounted for under one method, the purchase method.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement provides accounting and reporting standards for intangible assets acquired individually, with a group of other assets, or as part of a business combination. This statement addresses the treatment of acquired goodwill and other intangible assets after they have been initially recognized in the financial statements. Under this statement, goodwill and other intangibles with indefinite useful lives, on a prospective basis, will no longer be amortized, however will be tested for impairment at least annually, based on a fair value comparison. Intangibles that have finite useful lives will continue to be amortized over their respective useful lives. This statement also requires expanded disclosure for goodwill and other intangible assets. The Company will be required to adopt this statement no later than January 1, 2002. As the Company has no recorded goodwill or intangible assets, there will be no initial effect from adoption of this standard.

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Adoption of this statement is required no later than January 1, 2003. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." FAS 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discounted operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount of fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Microvision will be required to adopt this statement no later than January 1, 2002. The implementation of SFAS 144 will not have a material impact on the Company's results of operations, financial position or cash flows.

3.    Long term contracts

        Cost and estimated earnings in excess of billings on uncompleted contracts comprises amounts of revenue recognized on contracts that the Company has not yet billed to customers because the amounts were not contractually billable at December 31, 2001 and 2000. The Company will be contractually able to bill 93% and 94% of the balance at December 31, 2001 and 2000, respectively, within 30 days of the respective year end.

        In April 2001, the Company entered into a $2,900 contract modification with the U.S. Army's Aviation Applied Technology Directorate to continue work on an advanced helmet-mounted display and imaging system to be used in the Virtual Cockpit Optimization Program. In addition, the Company entered into a $4,200 contract modification with the U.S. Army's Aircrew Integrated Helmet Systems Program office to further advance the form and functional development of a helmet-mounted display.

        In October 2001, the Company entered into a $1,500 subcontract with Concurrent Technologies Corporation in support of the Office of Naval Research's Battlespace Information Display Technology program. The purpose of the program is to develop micro-electrical mechanical systems for use in displaying information on the battlefield.

        In December 2001, the Company entered into a $3,300 contract with the U.S. Army's Medical Research Acquisition Activities Telemedicine and Advanced Technology Research Center for the initial phase in the development of a mobile wireless personal display system for medical applications.

        During 2000, the Company entered into a $5.0 million contract modification with the U.S. Army's Aviation Applied Technology Directorate to continue work on an advanced helmet-mounted display and imaging system to be used in the Virtual Cockpit Optimization Program. In addition, the Company was awarded a $2.8 million contract with the U.S. Army's Aircrew Integrated Helmet Systems Program office to further advance the form and functional development of a helmet-mounted display.

        During 2000, the Company entered into a $600 contract to provide a Nomad Demonstrator Unit and a full-color prototype display to the Cleveland Clinic. The Company has sold four additional Nomad Demonstration Units to customers in the medical and industrial markets during 2000.

        The Company's current contracts with the U.S. government are primarily cost plus fixed fee type contracts. Under the terms of a cost plus fixed fee contract the U.S. government reimburses the Company for negotiated actual direct and indirect cost incurred in performing the contracted services. The Company is under no obligation to spend more than the contract value to complete the contracted services. The period of performance is generally one year.

        The following table summarizes the cost incurred on the Company's revenue contracts:

	December 31, 2001	December 31, 2000
Costs incurred on uncompleted contracts	$23,587	$13,824
Billings on uncompleted contracts	(22,063)	(12,127)

	$1,524	$1,697

Included in accompanying balance sheets under the following captions:
Costs in excess of billings on uncompleted contracts	$1,584	$2,116
Billings in excess of costs on uncompleted contracts	(60)	(419)

	$1,524	$1,697

4.    Investments available-for-sale

        The following table summarizes the composition of the Company's available-for-sale investment securities at December 31, 2001 and 2000.

	December 31,
	2001	2000
U.S. corporate debt securities	$15,262	$18,532
U.S. government agency debt securities	2,803	14,878

	$18,065	$33,410

        The fair value of the available-for-sale investment securities by contractual maturity at December 31, 2001 is as follows:

Fair value
Due in one year or less	$8,267
Due in one year through two years	6,145
Due in two years through three years	3,653

$18,065

5.    Accrued liabilities

        Accrued liabilities consist of the following:

	December 31,
	2001	2000
Bonuses	$1,111	$657
Payroll and payroll taxes	865	564
Subcontractors	774	470
Compensated absences	371	225
Relocation	329	130
Taxes	324	163
Professional fees	227	80
Other	297	70

	$4,298	$2,359

6.    Property and equipment, net

        Property and equipment consist of the following:

	December 31,
	2001	2000
Lab equipment	$5,318	$3,278
Leasehold improvements	4,356	3,800
Computer hardware and software	3,209	2,214
Office furniture and equipment	1,021	787

	13,904	10,079
Less: Accumulated depreciation	(4,944)	(2,563)

	$8,960	$7,516

7.    Receivables from related parties

        In 2000, the Board of Directors authorized the Company to provide an unsecured line of credit to each of the Company's three executive directors. The limit of the line of credit is three times the executives' base salary less any amounts outstanding under the Executive Option Exercise Loan Plan. In 2001, the Board of Directors authorized a $500 addition to the limit for one executive, and expanded the group of eligible executives to four. The lines of credit carry interest rates of 5.4% to 6.2%. The lines of credit must be repaid within one year of the earlier of the executive's termination or plan termination. At December 31, 2001, a total of $2,252 and $1,000, respectively, was outstanding under the lines of credit.

        In 2000, three executive officers of the Company exercised a total of 128,284 stock options, in exchange for full recourse notes totaling $285. These notes bear interest at 4.6% to 6.2% per annum. Each note is payable in full upon the earliest of (1) a fixed date ranging from January 31, 2001 to December 31, 2004 depending on the expiration of the options exercised; (2) the sale of all of the shares acquired with the note; (3) on a pro rata basis upon the partial sale of shares acquired with the note, or (4) within 90 days of the officer's termination of employment. The notes are included as subscriptions receivable from related parties in shareholders' equity on the consolidated balance sheet.

        The interest on both the lines of credit and the full recourse notes is forgiven if the executive is an employee of the Company at December 31 of the respective year. Compensation expense of $116 and $44 was recognized in 2001 and 2000, respectively, for interest forgiven.

8.    Lumera Subsidiary Equity Transactions

        In March 2000, Lumera issued 4,700,000 shares of its Class B common stock to the Company for services provided by the Company to Lumera of $94. At the same time, Lumera issued 670,000 shares of its Class B common stock to certain executives of the Company for $12 in cash. Shares of Lumera Class B common stock have ten votes per share.

        In January 2001, Lumera issued 802,414 shares of Lumera Class A common stock to the UW at a value of $3.75 per share in connection with a research agreement described in Note 13. Shares of Lumera Class A common stock have one vote per share. The valuation of the shares issued to the UW was more than the per share carrying amount of the Company's interest in Lumera. Although the Company's percentage ownership in Lumera was reduced as a result of this transaction, the increased value of Lumera stock created a gain for the Company on the change in ownership interest. The amount of the gain of $3,001 resulting from the revaluation of the Company's interest in Lumera was credited to paid-in capital.

        In March 2001, Lumera issued 2,400,000 shares of its Series A preferred stock at a price of $10.00 per share. Included in this total were 264,000 shares issued to the Company in repayment of intercompany borrowings. The Lumera Series A preferred stock is convertible into shares of Lumera Class A common stock and has voting rights equivalent to the Class A common stock. Holders of the Lumera Series A preferred stock are entitled to receive noncumulative dividends at a rate of $0.60 per share per annum, when and if declared by Lumera's Board of Directors. On any liquidation of Lumera, each holder of Lumera Series A preferred stock is entitled to receive an amount of $10 per share in preference to any distribution to the holders of Lumera common stock. Upon full payment of the Series A preferences, the holders of Lumera preferred and common stock share in any further distributions based on the number of shares of common stock held (on an as converted basis) until the holders of the Lumera Series A preferred stock receive an aggregate of $30.00 per share. Thereafter, any remaining funds and assets of Lumera are distributed pro rata among the holders of the common stock.

        Losses in Lumera are first allocated to the holders of the common stock and then to the holders of the preferred shareholders pro rata in accordance with their respective ownership interest. Losses are not allocated to the options and warrants until exercised.

        Lumera common stock and Series A preferred stock are eliminated in consolidation with Microvision interests in Lumera common stock and Series A preferred stock and options and warrants to purchase equity in Lumera held by investors other than the Company, and are presented as minority interests on the Company's consolidated balance sheet. A reconciliation of the movements in minority interests is as follows (in thousands):

		Minority Interests
	Microvision	Other Common	Other Preferred	Total
Balance at inception	$94	$12	—	$106
Loss allocation for 2000	(2,892)	(12)	—	(2,904)

Balance at December 31, 2000	(2,798)	—	—	(2,798)
Issuance of common stock to UW	—	3,009	—	3,009
Change in interest	3,001	(3,001)	—	—
Issuance of preferred stock, net	2,640	—	21,242	23,882
Options and warrants	719	168	—	887
Loss allocation for 2001	(3,045)	(8)	(6,586)	(9,639)

Balance at December 31, 2001	$517	$168	$14,656	$15,341

9.    Preferred stock

        In January 1999, the Company raised $5,000 (before issuance costs) from the sale of 5,000 shares of Series B-1 convertible preferred stock to a private investor, who was also a director, in a private placement. The preferred stock was immediately convertible into common stock at a rate of $12.50 in preferred stock per common share and carried a cumulative dividend of 4% per annum, payable in cash or additional convertible preferred stock at the election of the Company. The investor also acquired an option to purchase an additional 1,600 shares of Series B-2 convertible preferred stock with an exercise price of $16.00 per share with a six-month maturity and an option to purchase an additional 1,920 shares of Series B-3 convertible preferred stock with an exercise price of $19.20 per share with a nine-month maturity from the closing date of the transaction.

        The conversion prices of the Series B-1 and Series B-2 convertible preferred stock were less than the closing prices of the Company's common stock on the dates of commitment to purchase the preferred stock. This beneficial conversion feature was valued at $1,800. This "discount" is treated as a preferred stock dividend and recorded to accumulated deficit over the period between the date of sale and the date on which the preferred stock first becomes convertible. Because the preferred stock was immediately convertible, the entire value of the beneficial conversion feature was recorded as a dividend in 1999.

        In October 1999, the Company amended the option to purchase 1,920 shares of the Series B-3 Convertible preferred stock to extend the expiration date of the option to June 30, 2000. In consideration of the extension, the holder waived the right to receive dividends on the outstanding Series B-2 convertible preferred stock. The terms of the option were also amended to an option to purchase 100,000 shares of common stock at a conversion price of $19.20. The amendment was accounted for as a preferred stock dividend with a fair market value of $154.

        In March 2000, the Company redeemed 1,600 shares of Series B-2 mandatorily redeemable convertible preferred stock and issued 100,000 shares of common stock.

10.  Common stock

        In April 2000, the Company raised $25,000 (before issuance costs) from the issuance of 500,000 shares of common stock to Cree, Inc. and General Electric Pension Trust. Concurrently, the Company entered into a two-year, $10,000 extension of the development agreement with Cree. The Company was required to pay $4,500 during the first year of the extension in four equal quarterly payments. The first payment was made concurrently with the signing of the extension. During the second year of the extension, the Company is required to pay the remaining $5,500 in four equal quarterly payments.

        In June 2000, the Company raised $1,900 (before issuance costs) from the exercise, by an investor, of a warrant to purchase 100,000 shares of common stock at a price of $19.20 per share.

        As described in Note 13 in February 2001, the Company issued 37,000 shares of common stock valued at $1,000 to the UW in connection with the purchase of an exclusive license agreement.

        In October 2001, the Company raised $11,000 (before issuance costs) upon issuance of 971,000 shares of common stock to a group of private investors. The investors also acquired fully vested warrants to purchase an aggregate of 146,000 shares of common stock at a price of $14.62 per share for a period of four years.

        From 1996 until October 2001, the Company had a stock grant plan for its independent directors ("Directors Stock Plan"). The Directors Stock Plan provided for granting up to a total of 75,000 shares of common stock to non-employee directors of the Company. The Directors Stock Plan was terminated in October 2001 effective as of the vesting date of the annual awards granted as of the June 6, 2001 annual shareholder meeting.

11.  Warrants

        In April 1999, the Company issued two fully vested warrants to purchase common stock in connection with a sale of common stock. The first warrant provides the holder the right to purchase up to 418,848 shares of common stock at a price of $17.91 per share until April 1, 2000. The first warrant was exercised in full on April 1, 2000. The second warrant provides the holder the right to purchase up to 145,495 shares of common stock at a price of $19.05 per share until April 1, 2004. The value of the warrants of $3,690 was determined using the Black-Scholes option-pricing model with a dividend yield of zero percent, expected volatility of 83%, risk free interest rate of 5.6% and expected lives of one and 2.3 years for the first and second warrants, respectively. The value of the warrants was accounted for as issuance cost of the common stock and charged directly to common stock.

        On April 11, 2000, the Company received $7,500 (before issuance costs) upon exercise of a warrant to purchase 419,000 shares of common stock at a price of $17.91 per share. In December 2000, the Company issued fully vested warrants to purchase 5,000 shares of common stock, for $61.13 per share, to a consultant in payment of fees arising from this transaction.

        On August 10, 2000, the Company issued warrants to purchase an aggregate of 200,000 shares of common stock to two consultants in connection with entering into certain consulting agreements with the Company. One of the consultants subsequently became a director. The warrants grant each of the holders the right to purchase up to 100,000 shares of common stock at a price of $34.00 per share. The warrants to purchase an aggregate of 150,000 shares vest over three years and are subject to remeasurement at each balance sheet date during the vesting period. The remaining warrants to purchase an aggregate of 50,000 shares had a measurement date at the time of grant. The deferred compensation related to these warrants is being amortized to non-cash compensation expense over the five-year period of service under the agreements. The total original value of both warrants was estimated at $5,476. Due to stock price fluctuations, the subsequent values for those warrants subject to remeasurement were estimated at $3,441 and $3,740 as of December 31, 2001 and 2000, respectively. Total non-cash amortization expense was $775 and $345 for the years ended December 31, 2001 and 2000, respectively. The fair values of the warrants were estimated at December 31, 2001, 2000, and the issue date, using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of zero percent; and expected volatility of 83% for all measurement dates; risk-free interest rates of 5.9%, 6.0% and 6.0%; and expected lives of 9.2, 10 and 10 years.

        The following summarizes activity with respect to warrants during the three years ended December 31, 2001:

	Shares	Weighted- Average Exercise Price
	(In Thousands)
Outstanding at December 31, 1998	2,606	$11.78
Granted:
Exercise price greater than fair value	622	18.31
Exercise price less than fair value	31	13.20
Exercised	(2,533)	11.86
Canceled/expired	(22)	11.77

Outstanding at December 31, 1999	704	17.30
Granted:
Exercise price greater than fair value	255	38.25
Exercise price less than fair value	6	19.20
Exercised	(485)	17.12
Canceled/expired	(17)	15.26

Outstanding at December 31, 2000	463	29.11
Granted:
Exercise price greater than fair value	158	14.62
Exercise price less than fair value	1	8.00
Exercised	(7)	11.57
Canceled/expired	—	—

Outstanding and exercisable at December 31, 2001	615	$25.55

        The following table summarizes information about the weighted-average fair value of warrants granted:

	Year Ended December 31,
	2001	2000	1999
Exercise price greater than fair value	$5.82	$15.43	$6.73
Exercise price less than fair value	18.39	36.57	10.24

        The following table summarizes information about warrants outstanding and exercisable at December 31, 2001:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2001	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
	(In Thousands)	(Years)
$8.00	12	0.02	$8.00
$12.50 - $16.00	176	3.55	$14.52
$19.05 - $20.32	172	2.29	$19.21
$34.00	200	8.61	$34.00
$53.00 - $61.13	55	3.32	$53.73

$8.00 - $61.13	615

        The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of zero percent and expected volatility of 83% for all years; risk-free interest rates of 2.9%, 6.2% and 5.5%; and expected lives of 2, 2 and 1 years.

12.  Options

        The Company has various stock option plans ("Option Plans") which provide for granting incentive stock options ("ISOs") and nonqualified stock options ("NSOs") to employees, directors, officers and certain non-employees of the Company as determined by the Board of Directors, or its designated committee ("Plan Administrator"). The shareholders have authorized issuing options for the purchase of up to a total of 6,504,000 shares of the Company's authorized but unissued common stock. The date of grant, option price, vesting period and other terms specific to options granted under the Option Plans are determined by the Plan Administrator. The Company deems the fair market value of its stock on any given trading day to be the closing price of its stock on the Nasdaq National Market on that date.

        Stock options issued under the Option Plans, other than the 2000 Independent Director Stock Option Plan ("the Director Option Plan"), generally have vesting ranges from three years to four years; expiration ranges from five years to 10 years; and exercise prices are set equal to the fair market value of the Company's stock on the date of grant.

        The Director Option Plan provides for an annual NSO grant to each independent director to purchase 5,000 shares of the Company's authorized but unissued common stock. A total of 150,000 shares are authorized shares under the plan. Options are granted to new directors on their appointment dates and granted to continuing directors each year on the date of their re-elections to the Board of Directors. The options vest in full no later than the Company's next regularly scheduled annual shareholders' meeting. The exercise price is equal to the average closing price of the Company's common stock as reported on the Nasdaq National Market during the ten trading days prior to the date of grant. The options expire ten years after of the date of grant. Upon leaving the Board, a grant remains exercisable up through its expiration date.

        During 2001 and 2000, the Company issued 462,000 and 91,000 options, respectively, outside of its stock option plans to employees who are not executive officers of the Company. The terms and conditions of these options issued are the same as those issued under the Option Plans, except for the vesting provisions of the grants issued in 2001. These grants vest 25% on the grant date, 25% six months from the grant date, 25% one year from grant date and 25% eighteen months from grant date.

        In October 2001, the Company granted, subject to shareholder approval, 127,000 options to independent directors. As the issuance of these options is contingent upon shareholder approval, no deferred compensation or non-cash compensation amortization expense related to these options has been recorded during the year-ended December 31, 2001.

        The following table summarizes activity with respect to options for the three years ended December 31, 2001:

	Shares	Weighted-average exercise price
	(in thousands)
Outstanding at December 31, 1998	2,365	$12.75
Granted:
Exercise price greater than fair value	326	25.90
Exercise price equal to fair value	380	21.33
Exercised	(431)	7.45
Forfeited	(178)	17.90

Outstanding at December 31, 1999	2,462	16.38
Granted:
Exercise price greater than fair value	5	39.74
Exercise price equal to fair value	1,235	33.94
Exercise price less than fair value	85	35.58
Exercised	(519)	7.49
Forfeited	(214)	29.38

Outstanding at December 31, 2000	3,054	24.65
Granted:
Exercise price greater than fair value	1,566	18.35
Exercise price equal to fair value	934	19.24
Exercise price less than fair value	70	13.52
Exercised	(92)	11.85
Forfeited	(475)	27.30

Outstanding at December 31, 2001	5,057	$21.52

Exercisable at December 31, 2001	1,980	$18.32

        The following table summarizes information about the weighted-average fair value of options granted:

	Year ended December 31,
	2001	2000	1999
Exercise price greater than fair value	$8.89	$16.09	$9.31
Exercise price equal to fair value	12.84	23.70	14.88
Exercise price less than fair value	8.68	25.81	—

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2001	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable at December 31, 2001	Weighted- average exercise price
	(in thousands)	(years)		(in thousands)
$6.00 - $8.44	266	2.05	$6.73	266	$6.73
$8.50 - $16.53	1,854	9.06	$14.45	779	$14.04
$16.56 - $26.25	1,455	7.96	$21.23	585	$20.48
$26.38 - $40.88	1,442	8.25	$32.83	340	$32.48
$42.94 - $61.13	40	8.29	$50.21	10	$50.39

$6.00 - $61.13	5,057			1,980

        Deferred compensation of $0, $1,840 and $137 was recorded during 2001, 2000 and 1999, respectively, for stock options granted to employees and directors at exercise prices below fair market value.

        Lumera Subsidiary Stock Option Plans

        In 2000, Lumera adopted the 2000 Stock Option Plan (the "Lumera Plan"). The Lumera Plan provides for the granting of stock options to employees, consultants and non-employee directors of Lumera. Lumera has reserved 3,000,000 shares of Class A common stock for issuance pursuant to the Lumera Plan. The terms and conditions of any options granted, including date of grant, the exercise price and vesting period are to be determined by the Plan Administrator. Stock options issued under the Lumera Plan generally vest over four years and expire after ten years.

        In September 2001, Lumera issued fully vested options to purchase 33,300 shares of Class A common stock at an exercise price of $10.00 per share to a consultant for services completed. The options expire 10 years following the date of issue. The options were valued at $137,000 on the grant date, are not subject to remeasurement and were fully expensed in the period granted. The estimated fair value was determined using the Black-Scholes option-pricing model with the following assumptions: underlying security fair market value of $5.34, dividend yield of zero percent, expected volatility of 80%, risk-free interest rate of 4.0%, expected life of 10 years.

        The following table summarizes activity with respect to Lumera options for the two years ended December 31, 2001:

	Shares	Weighted- average exercise price
	(in thousands)
Granted:
Exercise price greater than fair value	42	$2.00
Exercise price equal to fair value	125	0.68
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2000	167	1.01
Granted:
Exercise price greater than fair value	412	10.00
Exercise price less than fair value	99	4.23
Exercised	—	—
Forfeited	(43)	0.76

Outstanding at December 31, 2001	635	$7.36

Exercisable at December 31, 2001	65	$5.70

        Lumera options outstanding at December 31, 2001 had a weighted average contractual life of 9.4 years.

        Fair Value Disclosures

        Had compensation cost for options issued been determined using the fair values at the grant dates consistent with the methodology prescribed under SFAS 123, the Company's consolidated net loss available to common shareholders and associated net loss per share would have increased to the pro forma amounts indicated below:

	Year ended December 31,
	2001	2000	1999
Net loss available for common shareholders
As reported	$(34,794)	$(26,601)	$(16,700)

Pro forma	$(53,130)	$(39,449)	$(20,236)

Net loss per share
As reported	$(2.85)	$(2.33)	$(2.04)

Pro forma	$(4.35)	$(3.45)	$(2.48)

        The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of zero percent; and expected volatility of 83% for all years; risk-free interest rates of 4.1%, 6.1% and 5.5% and expected lives of 4, 5 and 5 years. Actual forfeitures of 15.5% and 8.7% were used for the years ended December 31, 2001 and 2000, respectively. An assumed forfeiture rate of 5% was used for 1999.

        The fair value of the options granted by Lumera was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001 and 2000, respectively: dividend yield of zero percent and expected volatility of zero percent for all years; risk-free interest rates of 4.5%and 6.0%; and expected lives of 6, and 7 years. Actual forfeitures of 10% and zero percent were used for the years ended December 31, 2001 and 2000, respectively.

13.  Commitments and contingencies

  Agreements with the University of Washington

        In October 1993, the Company entered into a Research Agreement and an exclusive license agreement ("License Agreement") with the UW. The License Agreement grants the Company the rights to certain intellectual property, including the technology subsequently developed under the Microvision research agreement ("Research Agreement"), whereby the Company has an exclusive, royalty-bearing license to make, use and sell or sublicense the licensed technology. In consideration for the license, the Company agreed to pay a one-time nonrefundable license issue fee of $5,134. Payments under the Research Agreement were credited to the license fee. In addition to the nonrefundable fee, which has been paid in full, the Company is required to pay certain on going royalties. In 2000 and 1999 these royalties were not material. Beginning in 2001, the Company is required to pay the UW a nonrefundable license maintenance fee of $10 per quarter, to be credited against royalties due.

        In March 1994, the Company entered into an exclusive license agreement ("HALO Agreement") with the UW. This technology involves the projection of data and images onto the inside of a dome that is placed over the viewer's head. The HALO Agreement grants the Company the exclusive right to market the technical information for the purpose of commercial exploitation. Under the agreement, the Company was obligated to pay to the UW $75 and issue 31,250 shares of common stock upon filing of the first patent application and $100 and issue 62,500 shares of common stock upon issuance of the first patent awarded. In 1999, the UW filed a patent application under the HALO Agreement and the Company recorded $452, as an expense based on the value of the 31,250 shares of common stock on the patent filing date and the $75 cash payment, as an expense. The shares of common stock were issued and the cash payment was made in February 2000.

        In February 2001, the Company entered into an amendment to the HALO Agreement, whereby it purchased the rights to HALO display technology from the UW for an additional cash payment of $100 and 37,000 shares of Microvision common stock valued at the closing price of the Company's common stock on the date of the amendment. The Company recorded $1,100, the total value of the shares of common stock and the cash payment, as a research and development expense.

        In October 2000, Lumera entered into an exclusive license agreement ("Lumera License Agreement") and a Sponsored Research Agreement with the UW. The Lumera License Agreement grants Lumera exclusive rights to certain intellectual property including technology being developed under the Sponsored Research Agreement whereby Lumera has an exclusive royalty-bearing license to make, use, sell or sublicense the licensed technology. In consideration for the Lumera License Agreement, Lumera agreed to pay a one-time nonrefundable license issue fee of $200 to the UW, which was expensed as research and development, as there are no known alternative uses for the technology.

        Under the terms of the Sponsored Research Agreement, Lumera issued 802,414 shares of Lumera's Class A common stock. The shares were vested in full by mutual agreement between the UW and Lumera on January 8, 2001. The estimated fair value of the shares issued was $3,009 and has been recorded as prepaid research and development expense, and will be amortized over the term of the research plan. Amortization expense of $844 was recorded in 2001. The balance in prepaid research expenses at December 31, 2001 was $2,165.

        In connection with the Research Plan Lumera agreed to pay an aggregate of $9,000 in quarterly payments over three years. Lumera has also conditionally committed to provide $300 per year to the UW during the three-year term of the Research Agreement for additional research related to the Optical Materials. The first research payments were made upon Lumera's acceptance of the UW research plan on February 26, 2001, and total payments of $2,550 were made during 2001. These payments are recognized as research expense on a straight-line basis over the term of the Research Agreement. In February 2002, Lumera and the UW restructured the Sponsored Research Agreement to extend quarterly payments and performance through 2005. The following table reflects the revised payment schedule under the Sponsored Research Agreement:

	Research Plan Annual Payments	Optical Materials Payments	Total
2001	$2,250	$250	$2,500
2002	1,125	300	1,425
2003	3,000	300	3,300
2004	2,250	50	2,300
2005	375		375

Total	$9,000	$900	$9,900

        Under the terms of the agreements, Lumera is also required to pay certain costs related to filing and processing of patents and copyrights related to the agreements. Additionally, Lumera will pay certain ongoing royalties.

  Litigation

        The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. Management believes that the outcome of any such lawsuits would not have a materially adverse effect on the Company's financial position, results of operations or cash flows.

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

        Future minimum rental commitments under capital and operating leases for years ending December 31 are as follows:

	Capital leases	Operating leases
2002	$189	$1,997
2003	51	2,122
2004	17	1,726
2005	—	1,643
2006	—	406
Thereafter	—	—

Total minimum lease payments	257	$7,894

Less: Amount representing interest	(26)

Present value of capital lease obligations	231
Less: Current portion	(170)

Long-term obligation at December 31, 2001	$61

        The capital leases are collateralized by the related assets financed and by security deposits held by the lessors under the lease agreements. The cost and accumulated depreciation of equipment under capital leases was $1,101 and $592 respectively, at December 31, 2001; $1,083 and $396, respectively, at December 31, 2000.

        Rent expense was $1,557, $1,255 and $1,008, for 2001, 2000 and 1999, respectively.

  Long-term debt

        During 1999, the Company entered into a loan agreement with the lessor of the Company's corporate headquarters to finance $420 in tenant improvements. The loan carries a fixed interest rate of 10% per annum, is repayable over the initial term of the lease and is secured by a letter of credit.

14.  Income taxes

        A provision for income taxes has not been recorded for 2001, 2000 or 1999 due to taxable losses incurred during such periods. A valuation allowance has been recorded for deferred tax assets because realization is primarily dependent on generating sufficient taxable income prior to expiration of net operating loss carry-forwards.

        At December 31, 2001, the Company has net operating loss carry-forwards of approximately $94,200 for federal income tax reporting purposes. In addition the Company has research and development tax credits of $1,826. The net operating losses will expire from 2008 to 2021 if not previously utilized. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carry-forwards. The Company has determined that such a change occurred during 1995 and the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $1,100. An additional change occurred in 1996; and the limitation for losses generated in 1996 is approximately $1,600.

        Lumera files a separate tax return. At December 31, 2001, Lumera has net operating loss carry-forwards of approximately $12,300 for federal income tax reporting purposes. The net operating losses will expire from 2020 through 2021 if not previously utilized.

        Deferred tax assets are summarized as follows:

	December 31,
	2001	2000
Net operating loss carry-forwards—Microvision	$32,012	$22,293
Net operating loss carry-forwards—Lumera	4,186	—
Research and development credit carry-forwards	1,827	1,060
Other	1,946	502

	39,971	23,855
Less: Valuation allowance	(39,971)	(23,855)

Deferred tax assets	$—	$—

        Certain net operating losses arise from the deductibility for tax purposes of compensation under nonqualified stock options equal to the difference between the fair value of the stock on the date of exercise and the exercise price of the options. For financial reporting purposes, the tax effect of this deduction when recognized will be accounted for as a credit to shareholders' equity.

15.  Retirement savings plan

        The Company has a retirement savings plan ("the Plan") that qualifies under Internal Revenue Code Section 401(k). The Plan covers all qualified employees. Contributions to the Plan by the Company are made at the discretion of the Board of Directors. The Company did not contribute to the Plan in 1999.

        In February 2000, the Board of Directors approved a plan amendment to match 50% of employee contributions to the Plan up to 6% of the employee's per pay period compensation, starting on April 1, 2000. During 2001 and 2000, the Company contributed $271 and $134, respectively, to the Plan under the matching program.

16.  Quarterly Financial Information (Unaudited)

        The following table presents the Company's unaudited quarterly financial information for the years ending December 31, 2001 and 2000.

	Year ended December 31, 2001
	December 31	September 30	June 30	March 31
Revenue	$4,251	$2,402	$1,772	$2,337
Gross Margin	2,123	1,064	691	775
Net loss	(7,809)	(8,198)	(8,567)	(10,220)
Net loss per share—basic and diluted	(.61)	(.68)	(.72)	(.86)
	Year ended December 31, 2000
	December 31	September 30	June 30	March 31
Revenue	$2,865	$1,971	$1,176	$2,110
Gross Margin	857	254	292	642
Net loss	(6,913)	(7,683)	(6,932)	(5,073)
Net loss per share—basic and diluted	(.58)	(.65)	(.60)	(.48)

17.  Segment Information

        The Company is organized into two major groups—Microvision, which is engaged in retinal scanning displays and related technologies, and Lumera, which is engaged in optical systems components technology. The segments were determined based on how management views and evaluates the Company's operations.

        The accounting policies used to derive reportable segment results are generally the same as those described in Note 2, "Summary of Significant Accounting Policies."

        A significant portion of the segments' expenses arise from shared services and infrastructure that Microvision has provided to the segments in order to realize economies of scale and to efficiently use resources. These efficiencies include costs of centralized legal, accounting, human resources, real estate, information technology services, treasury and other Microvision corporate and infrastructure costs. These expenses are allocated to the segments and the allocation has been determined on a basis that the Company considered to be a reasonable reflection of the utilization of services provided to or benefits received by the segments.

        The following tables reflect the results of the Company's reportable segments under the Company's management system. The performance of each segment is measured based on several metrics. These results are used, in part, by management, in evaluating the performance of, and in allocation of resources to, each of the segments.

	Year ended December 31, 2001
	Microvision	Lumera	Elimination	Total
Revenues from external sources	$9,902	$860	$—	$10,762
Interest income	2,593	377	(447)	2,523
Interest expense	92	447	(447)	92
Depreciation	1,531	850	—	2,381
Segment loss	31,749	9,639	(6,594)	34,794
Segment assets	44,606	15,988	(6,539)	54,055
Purchases of capital assets	1,953	1,872	—	3,825
	Year ended December 31, 2000
	Microvision	Lumera	Elimination	Total
Revenues from external sources	$8,060	$61	$—	$8,121
Interest income	3,504	1	(400)	3,105
Interest expense	164	400	(400)	164
Depreciation	1,093	154	—	1,247
Segment loss	23,696	2,905	—	26,601
Segment assets	53,024	3,148	—	56,172
Purchases of capital assets	2,495	3,213	—	5,708

18.  Subsequent Events

        In March 2002, the Company raised $6,000, before issuance costs, from the sale of 524,000 shares of Microvision, Inc. common stock at a price of $11.50 per share to six investors.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in or disagreements with accountants in accounting or financial disclosure matters during the Company's fiscal years ended December 31, 2001 and 2000.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to directors and executive officers will be included under "Directors and Executive Officers of the Registrant" in our definitive proxy statement for our 2002 annual meeting of shareholders ("2002 Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this report and is incorporated by reference herein.

ITEM 11.    EXECUTIVE COMPENSATION

        Information with respect to executive compensation will be included under "Executive Compensation" in our 2002 Proxy Statement and is incorporated by reference herein.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information with respect to security ownership of certain beneficial owners and management will be included under "Security Ownership of Certain Beneficial Owners and Management" in our 2002 Proxy Statement and is incorporated by reference herein.

ITEM 13.    CERTAIN RELATIONSHIPS AND TRANSACTIONS

        Information with respect to certain relationships and related transactions with management will be included under "Certain Relationships and Related Transactions" in our 2002 Proxy Statement and is incorporated by reference herein.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)
Documents filed as part of the report

(1)
Financial Statements

    Balance Sheet as of December 31, 2001 and 2000

    Statement of Operations for the years ended December 31, 2001, 2000 and 1999

    Statement of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

    Statement of Comprehensive Loss for the years ended December 31, 2001, 2000 and 1999

    Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999

(2)
None

(3)
Exhibits

3.1	Amended and Restated Articles of Incorporation of Microvision, Inc., as filed on August 14, 1996 with the Secretary of State of the State of Washington(1)
3.1.1	Articles of Amendment of Articles of Incorporation Containing the Statement of Rights and Preferences of the Series B Convertible Preferred Stock of Microvision, Inc., dated January 13, 1999(2)
3.2	Amended and Restated Bylaws of Microvision, Inc.(3)
4.1	Form of specimen certificate for Common Stock(1)

4.2	Microvision, Inc. Series 2 Stock Purchase Warrant, dated April 1, 1999 issued to Capital Ventures International(5)
4.3	Common Stock Purchase Warrant, dated as of April 1, 1999, issued to Josephthal & Co, Inc.(11)
4.4	Form of Indenture(15)
4.5	Form of Warrant(16)
10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993(1)†
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993(1)†
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994(1)
10.5	Employment Agreement between Microvision, Inc., and Richard F. Rutkowski, effective October 1, 1997(4)
10.6	Employment Agreement between Microvision, Inc., and Stephen R. Willey, effective October 1, 1998(5)
10.7	Employment Agreement between Microvision, Inc., and Richard A. Raisig, effective October 1, 1998(4)
10.8	Form of First Amendment to the Employment Agreement for Richard F. Rutkowski, dated April 18, 2000 between Microvision, Inc. and Richard F. Rutkowski(8)
10.9	Form of First Amendment to the Employment Agreement for Stephen R. Willey, dated April 18, 2000 between Microvision, Inc. and Stephen R. Willey(8)
10.10	Form of First Amendment to the Employment Agreement for Richard A. Raisig, dated April 18, 2000 between Microvision, Inc. and Richard A. Raisig(8)
10.11	1993 Stock Option Plan(1)
10.12	1996 Stock Option Plan, as amended.(8)
10.13	1996 Independent Director Stock Plan, as amended(7)
10.14	Form of Executive Option Exercise Loan Plan(3)
10.15	Lease Agreement between S/I Northcreek II, LLC and Microvision, Inc., dated October 27, 1998(4)
10.15.1	Lease Amendment No 1 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated July 12, 1999(10)
10.15.2	Lease Amendment No 2 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated February 14, 2001(10)
10.16	Form of Consulting Agreement between Microvision, Inc. and Avram Miller and Jacqueline Brandwynne dated August 10, 2000(9)
10.17	Form of Common Stock Purchase Agreement issued to Avram Miller and Jacqueline Brandwynne dated August 10, 2000(9)

10.18	Exclusive Licensing Agreement between the University of Washington and Lumera Corporation dated October 20, 2000(12)†
10.19	Sponsored Research Agreement between the University of Washington and Lumera Corporation dated October 20, 2000(12)
10.20	Independent Director Stock Option Plan, as amended
10.21	Investor Right's Agreement, dated as of March 14, 2001 by and between Lumera Corporation and certain investors(13)
10.22	Employment Agreement for William L. Sydnes(14)
10.23	Executive Loan Plan as amended and Related Form of Note
23	Consent of PricewaterhouseCoopers LLP

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

(8)
Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2000.

(9)
Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2000.

(10)
Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1999, Registration No. 0-21221.

(11)
Incorporated by reference to Registration Statement on Form S-3, Registration No. 333-33612.

(12)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, Registration No. 0-21221

(13)
Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 2001.

(14)
Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2001.

(15)
Incorporated by reference to the Registration Statement on Form S-3, Registration No. 333-69652.

(16)
Incorporated by reference to the Company's current report on Form 8-K filed on October 9, 2001.

†
Subject to confidential treatment.

(b)  Reports on Form 8-K.

        Microvision filed the following reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2001.

  •
  Our Current Report on Form 8-K for the event of October 4, 2001 as filed on October 9, 2001.

  •
  Our Current Report on Form 8-K for the event of October 16, 2001 as filed on October 12, 2001.

  •
  Our Current Report on Form 8-K for the event of October 17, 2001 as filed on October 17, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.

Date: March 29, 2002	By	/s/ RICHARD F. RUTKOWSKI Richard F. Rutkowski President and Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 29, 2002.

Signature	Title

/s/ RICHARD F. RUTKOWSKI Richard F. Rutkowski	Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ STEPHEN R. WILLEY Stephen R. Willey	Executive Vice President and Director
/s/ RICHARD A. RAISIG Richard A. Raisig	Chief Financial Officer and Vice President, Operations and Director (Principal Financial Officer)
/s/ JEFF WILSON Jeff Wilson	Chief Accounting Officer (Principal Accounting Officer)
/s/ JACQUELINE BRANDWYNNE Jacqueline Brandwynne	Director
/s/ JACOB BROUWER Jacob Brouwer	Director
/s/ RICHARD A. COWELL Richard A. Cowell	Director

/s/ WALTER J. LACK Walter J. Lack	Director
/s/ WILLIAM A. OWENS William A. Owens	Director
/s/ ROBERT A. RATLIFFE Robert A. Ratliffe	Director
/s/ DENNIS J. REIMER Dennis J. Reimer	Director

EXHIBIT INDEX

        The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

3.1	Amended and Restated Articles of Incorporation of Microvision, Inc., as filed on August 14, 1996 with the Secretary of State of the State of Washington(1)
3.1.1	Articles of Amendment of Articles of Incorporation Containing the Statement of Rights and Preferences of the Series B Convertible Preferred Stock of Microvision, Inc., dated January 13, 1999(2)
3.2	Amended and Restated Bylaws of Microvision, Inc.(3)
4.1	Form of specimen certificate for Common Stock(1)
4.2	Microvision, Inc. Series 2 Stock Purchase Warrant, dated April 1, 1999 issued to Capital Ventures International(5)
4.3	Common Stock Purchase Warrant, dated as of April 1, 1999, issued to Josephthal & Co, Inc.(11)
4.4	Form of Indenture(15)
4.5	Form of Warrant(16)
10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993(1)†
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993(1)†
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994(1)
10.5	Employment Agreement between Microvision, Inc., and Richard F. Rutkowski, effective October 1, 1997(4)
10.6	Employment Agreement between Microvision, Inc., and Stephen R. Willey, effective October 1, 1998(5)
10.7	Employment Agreement between Microvision, Inc., and Richard A. Raisig, effective October 1, 1998(4)
10.8	Form of First Amendment to the Employment Agreement for Richard F. Rutkowski, dated April 18, 2000 between Microvision, Inc. and Richard F. Rutkowski(8)
10.9	Form of First Amendment to the Employment Agreement for Stephen R. Willey, dated April 18, 2000 between Microvision, Inc. and Stephen R. Willey(8)
10.10	Form of First Amendment to the Employment Agreement for Richard A. Raisig, dated April 18, 2000 between Microvision, Inc. and Richard A. Raisig(8)
10.11	1993 Stock Option Plan(1)
10.12	1996 Stock Option Plan, as amended.(8)

10.13	1996 Independent Director Stock Plan, as amended(7)
10.14	Form of Executive Option Exercise Loan Plan(3)
10.15	Lease Agreement between S/I Northcreek II, LLC and Microvision, Inc., dated October 27, 1998(4)
10.15.1	Lease Amendment No 1 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated July 12, 1999(10)
10.15.2	Lease Amendment No 2 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated February 14, 2001(10)
10.16	Form of Consulting Agreement between Microvision, Inc. and Avram Miller and Jacqueline Brandwynne dated August 10, 2000(9)
10.17	Form of Common Stock Purchase Agreement issued to Avram Miller and Jacqueline Brandwynne dated August 10, 2000(9)
10.18	Exclusive Licensing Agreement between the University of Washington and Lumera Corporation dated October 20, 2000(12)†
10.19	Sponsored Research Agreement between the University of Washington and Lumera Corporation dated October 20, 2000(12)
10.20	Independent Director Stock Option Plan, as amended
10.21	Investor Right's Agreement, dated as of March 14, 2001 by and between Lumera Corporation and certain investors(13)
10.22	Employment Agreement for William L. Sydnes(14)
10.23	Executive Loan Plan as amended and Related Form of Note
23	Consent of PricewaterhouseCoopers LLP

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

(8)
Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2000.

(9)
Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2000.

(10)
Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1999, Registration No. 0-21221.

(11)
Incorporated by reference to Registration Statement on Form S-3, Registration No. 333-33612.

(12)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, Registration No. 0-21221

(13)
Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 2001.

(14)
Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2001.

(15)
Incorporated by reference to the Registration Statement on Form S-3, Registration No. 333-69652.

(16)
Incorporated by reference to the Company's current report on Form 8-K filed on October 9, 2001.

†
Subject to confidential treatment.

QuickLinks

PART I
ITEM 1. DESCRIPTION OF BUSINESS
ITEM 2. DESCRIPTION OF PROPERTY
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.
ITEM 6. SELECTED FINANCIAL DATA
Selected Financial Data (in thousands, except per share data)
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS
INDEX TO FINANCIAL STATEMENTS
Report of Independent Accountants
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX