Form 10-Q
period 2002-03-31
MICROVISION INC
filed 2002-05-13
CIK 65770

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                .

Commission File Number 0-21221

MICROVISION, INC.

 (Exact Name of Registrant as Specified in Its Charter)

Washington	91-1600822
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or organization)

19910 North Creek Parkway, Bothell, Washington	98011-3008
(Address of Principal Executive Offices)	(zip code)

Issuer’s telephone number, including area code: (425) 415-6847

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

As of April 30, 2002, 13,530,374 shares of the Company’s common stock, no par value, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1 -	Financial Statements (unaudited)

Consolidated Balance Sheet as of March 31, 2002 and December 31, 2001

Consolidated Statement of Operations for the three months ended March 31, 2002 and 2001

Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2002 and 2001

Consolidated Statement of Cash Flows for the three months ended March 31, 2002 and 2001

Notes to Consolidated Financial Statements

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

PART II

OTHER INFORMATION

Item 6 -	Exhibits and Reports on Form 8-K

Microvision, Inc.

Consolidated Balance Sheet

(In thousands)

	March 31,	December 31,
	2002	2001
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$14,039	$15,587
Investment securities, available-for-sale	16,361	18,065
Accounts receivable, net of allowances of $109 and $109	1,369	1,712
Costs and estimated earnings in excess of billings on uncompleted contracts	1,369	1,584
Inventory, net	441	99
Current restricted investments	102	102
Other current assets	2,033	2,302
Total current assets	35,714	39,451

Long-term investment, at cost	624	624
Property and equipment, net	8,611	8,960
Restricted investments	1,381	1,434
Receivables from related parties	2,543	2,252
Other assets	1,083	1,334
Total assets	$49,956	$54,055

Liabilities, Minority Interests and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,196	$1,613
Accrued liabilities	4,782	4,298
Allowance for estimated contract losses	155	155
Billings in excess of costs and estimated earnings on uncompleted contracts	70	60
Current portion of capital lease obligations	98	170
Current portion of long-term debt	59	57
Total current liabilities	6,360	6,353

Capital lease obligations, net of current portion	49	61
Long-term debt, net of current portion	217	232
Deferred rent, net of current portion	263	259
Total liabilities	6,889	6,905

Commitments and Contingencies	—	—

Minority Interests	12,976	14,824

Shareholders’ Equity
Common stock and paid-in capital, no par value, 31,250 shares authorized; 13,529 and 12,998 shares issued and outstanding	141,547	135,954
Deferred compensation	(2,361)	(2,803)
Subscriptions receivable from related parties	(183)	(321)
Accumulated other comprehensive income	245	427
Accumulated deficit	(109,157)	(100,931)
Total shareholders’ equity	30,091	32,326
Total liabilities, minority interests and shareholders’ equity	$49,956	$54,055

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Operations

 (In thousands, except earnings per share data)

(Unaudited)

	Three months ended March 31,
	2002	2001

Revenue	$3,804	$2,337

Cost of revenue	1,811	1,562
Gross margin	1,993	775

Research and development expense (exclusive of non-cash compensation expense of $256 and $102 for the three months ended March 31, 2002 and 2001, respectively)	7,369	7,975

Marketing, general and administrative expense (exclusive of non-cash compensation expense of $259 and $453 for the three months ended March 31, 2002 and 2001, respectively)	4,509	3,701

Non-cash compensation expense	515	555
Total operating expenses	12,393	12,231

Loss from operations	(10,400)	(11,456)

Interest income	338	706
Interest expense	(18)	(24)

Loss before minority interests	(10,080)	(10,774)

Minority interests in loss of consolidated subsidiary	1,854	554

Net loss	$(8,226)	$(10,220)

Net loss per share — basic and diluted	$(0.63)	$(0.86)

Weighted-average shares outstanding — basic and diluted	13,042	11,917

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended March 31,
	2002	2001

Net loss	$(8,226)	$(10,220)

Other comprehensive income (loss) —
Unrealized gain (loss) on investment securities, available-for-sale:	(182)	333

Comprehensive loss	$(8,408)	$(9,887)

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2002	2001

Cash flows from operating activities
Net loss	$(8,226)	$(10,220)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	663	507
Non-cash expenses related to issuance of stock, warrants, options and amortization of deferred compensation	515	556
Non-cash expenses related to issuance of stock for an exclusive license agreement	—	970
Minority interests in loss of consolidated subsidiary	(1,854)	(554)
Non-cash deferred rent	4	4
Allowance for estimated contract losses	—	(45)
Change in:
Accounts receivable	343	(148)
Costs and estimated earnings in excess of billings on uncompleted contracts	215	1,041
Inventory	(342)	—
Other current assets	269	(597)
Other assets	—	(71)
Accounts payable	(417)	(628)
Accrued liabilities	484	1,043
Billings in excess of costs and estimated earnings on uncompleted contracts	10	(346)
Net cash used in operating activities	(8,336)	(8,488)

Cash flows from investing activities
Sales of investment securities	1,657	2,000
Purchases of investment securities	(135)	(41)
Sales of restricted investment securities	328	1,173
Purchases of restricted investment securities	(275)	—
Advances to related parties	(291)	(520)
Purchases of property and equipment	(314)	(514)
Net cash provided by investing activities	970	2,098

Cash flows from financing activities
Principal payments under capital leases	(84)	(92)
Principal payments under long-term debt	(13)	(13)
Payments received on subscriptions receivable	138	56
Net proceeds from issuance of common stock	5,777	175
Net proceeds from sale of subsidiary’s equity to minority interests	—	21,247
Net cash provided by financing activities	5,818	21,373

Net increase (decrease) in cash and cash equivalents	(1,548)	14,983
Cash and cash equivalents at beginning of period	15,587	7,307

Cash and cash equivalents at end of period	$14,039	$22,290

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Cash Flows (Continued)

(In thousands)

(Unaudited)

	Three months ended March 31,
	2002	2001

Supplemental disclosure of cash flow information

Cash paid for interest	$18	$24

Supplemental schedule of non-cash investing and financing activities

Effect of change in interest in subsidiary from issuance of subsidiary common stock	$—	$3,001

The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.

Notes to Consolidated Financial Statements

March 31, 2002

Management’s Statement

The Consolidated Balance Sheet as of March 31, 2002, the Consolidated Statements of Operations, Cash Flows and Comprehensive Loss for the three months ended March 31, 2002 and March 31, 2001, have been prepared by Microvision, Inc. (the “Company”) and have not been audited.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.  The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Lumera Corporation (“Lumera”).  As of March 31, 2002 and December 31, 2001, Microvision owned 76% and 11% of the outstanding common stock and mandatorily redeemable convertible preferred stock of Lumera, respectively.  The balance of Lumera is owned by its directors, Microvision employees, the University of Washington (“UW”) and other investors unaffiliated with Microvision.  Lumera’s losses were first allocated to its common shareholders until such losses exceeded its common equity and then to its preferred shareholders pro rata in accordance with their respective ownership interests.  All material intercompany accounts and transactions have been eliminated in consolidation.

Net Loss Per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods.  Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding.  Diluted net loss per share for the periods ended March 31, 2002 and March 31, 2001 is equal to basic net loss per share because the effect of potential common stock equivalents outstanding during the periods, including convertible preferred stock, options and warrants, is anti-dilutive.

The components of basic and diluted earnings per share were as follows:

	Three months ended
	March 31,
	2002	2001

Numerator:
Net loss available	$(8,226)	$(10,220)
Denominator:
Basic and diluted weighted-average common shares outstanding	13,042	11,917

Basic and diluted net loss per share	$(.63)	$(.86)

As of March 31, 2002 and 2001, the Company had outstanding options and warrants to purchase 5,665,000 and 3,681,000 shares of common stock, respectively.

Equity

In March 2002, the Company raised $6,028,000, before issuance costs, from the sale of 524,000 shares of Microvision, Inc. common stock at a price of $11.50 per share to six investors.

Segment Information

The Company is organized into two major segments — Microvision, which is engaged in retinal scanning displays and related technologies, and Lumera, which is engaged in optical systems components technology.  The segments were determined based on how management views and evaluates the Company’s operations.

A significant portion of the segments’ expenses arise from shared services that Microvision has provided to the segments in order to realize economies of scale and to efficiently use resources.  These shared services include centralized management, legal, accounting, human resources, real estate, management information systems, treasury and other Microvision corporate services.  These expenses are allocated to the segments on a basis that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received by the segments.

The following table reflects the results of the Company’s reportable segments under the Company’s management system.  The performance of each segment is measured based on several metrics.  These results are used, in part, by management in evaluating the performance of, and in allocation of resources to, each of the segments.

	Three months ended March 31, 2002
	Microvision	Lumera	Eliminations	Total
Revenues	$3,541	$263	$—	$3,804
Interest income	273	65	—	338
Interest expense	18	—	—	18
Depreciation	411	252	—	663
Segment loss	7,997	2,083	(1,854)	8,226
Segment assets	42,500	13,934	(6,478)	49,956
Expenditures for capital assets	275	39	—	314

	Three months ended March 31, 2001
	Microvision	Lumera	Eliminations	Total
Revenues	$2,321	$16	$—	$2,337
Interest income	1,017	43	(354)	706
Interest expense	24	354	(354)	24
Depreciation	360	147	—	507
Segment loss	7,922	2,852	(554)	10,220
Segment assets	55,252	23,493	(7,171)	71,574
Expenditures for capital assets	358	156	—	514

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  The Company adopted this statement during the first quarter of 2002.  As the Company has no recorded goodwill or intangible assets, there was no initial effect from adoption of this standard.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  Adoption of this statement is required no later than January 1, 2003.  The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  FAS 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale.  This statement applies to all long-lived assets, including discounted operations, and replaces the provisions of APB Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business”, for the disposal of segments of a business.  This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value.  Microvision adopted this statement during the first quarter of 2002 and there was no material impact on the Company’s results of operations, financial position or cash flows.

ITEM 2        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information set forth in this report in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 3, “Quantitative and Qualitative Disclosure about Market Risk,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by that section.  Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company, as well as assumptions relating to the foregoing.  The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Certain factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth below under the caption “Risk Factors Relating to the Company’s Business. “

Overview

Microvision, Inc. (“Microvision” or the “Company”) develops information display and related technologies that allow electronically generated images and information to be projected onto a viewer’s eye.  The Company has defined three distinct business platforms relating to the delivery of images and information in this manner:

•                  Retinal Scanning Displays — Utilizing the retinal scanning display technology to display information on the viewer’s retina.

•                  Image Capture Devices — Utilizing proprietary scanning technology to capture images and information in applications such as bar code readers or cameras.

•                  Electro-Optical Materials Technology — Utilizing a new class of organic non-linear chromophore materials technology which interact with, and can be used to change the properties of, light waves to transmit information.

Retinal Scanning Displays

The Company has developed prototype retinal scanning display technology devices, including head-worn, portable color versions as well as head-worn monochrome and color see-through versions, and is currently refining and developing its retinal scanning display technology for defense, medical, industrial and consumer applications.  The Company is commercializing its technology through the development of products and also plans to supply personal display technology to original equipment manufacturers.  The Company believes the retinal scanning display technology will be useful in a variety of applications, such as portable communications and visual simulation applications that will require images to be superimposed onto the user’s field of vision.  The Company expects that its retinal scanning display technology will allow for the production of highly miniaturized, lightweight, battery-operated displays that can be held or worn comfortably.

The Company’s retinal scanning display technology includes proprietary technology developed by the Company, technology licensed from other companies and the Virtual Retinal Display ™ technology licensed from the University of Washington.

Image Capture Devices

The Company is also developing products that capture images using the Company’s proprietary scanning technologies.  The Company believes that the basic scanning components of the retinal scanning display system can be used to develop products, such as bar code readers and miniature high-resolution cameras, that have higher performance and lower cost than those currently available.   The Company has developed proprietary scanner technology, which it plans to use in a low cost hand held bar code scanner targeted at industrial applications.  The laser-based hand held bar code device would allow the user to record information in a way that is both easy and quick.  The Company plans to continue to refine the design of the hand held scanner and introduce the device in mid-2002.

Electro-Optical Materials and Devices

During 2000, the Company formed a subsidiary company, Lumera Corporation (“Lumera”), to develop and commercialize a new class of non-linear organic electro-optical chromophores (“Optical Materials”) and devices that utilize the optical properties of these proprietary materials.  Non-linear organic electro-optical chromophores are materials that interact with and can be used to change the properties of light waves and can be used to transmit information.  The formation of Lumera was an outgrowth of the Company’s prior work on photonics.  In October 2000, Lumera entered into an exclusive license agreement with the University of Washington for certain Optical Materials technology.  Lumera expects that these materials and devices made from them will improve the performance and reduce the cost of electro-optic components used for fiber-optic telecommunications and data communications systems, phased-array antennas, optical computing and other photonics applications.

Plan of Operation

The Company introduced Nomad™, a production version of a retinal scanning display, in December 2001.  The Company plans to sell Nomad to customers in general aviation, industrial, medical and defense sectors.  The Company plans to distribute Nomad directly to end users and through value added resellers who will develop applications using Nomad.  As of March 31, 2002 the Company had entered into agreements with nine value added resellers to distribute Nomad.

The Company plans to introduce “Flic™”, a hand held bar code scanner, in mid-2002.  The Flic will be produced by a contract manufacturer.  The company plans to distribute Flic through the same channels as existing bar code products including value added resellers and original equipment manufacturers.

The Company also intends to continue entering into strategic relationships with systems integrators and original equipment manufacturers to pursue the development of commercial products incorporating the retinal scanning display technology.

In addition, the Company plans to continue to pursue, obtain and perform on development contracts.  The Company expects that such contracts will further the development of the retinal scanning display and Optical Materials technologies and lead to additional commercial products.  The Company also plans to invest funds for ongoing innovation and improvements to the retinal scanning display and optical materials technologies.  These innovations and improvements include developing component technology, building additional prototypes, and designing components and products for manufacturability.  The Company intends to continue hiring qualified sales, marketing, technical and other personnel and to continue investing in laboratory facilities and equipment to achieve development and production objectives.

Lumera plans to develop optical components that offer increased speed, reduced size and cost, greater reliability, and more efficient operation than existing electro-optic component technologies.  Moreover, Lumera believes that its Optical Materials technology is well suited to the manufacture of highly complex, highly integrated optical systems.  The first product planned for introduction is a high-speed electro-optical (“EO”) modulator that will provide a direct replacement for currently available lithium niobate modulators.  The function of an EO modulator is to encode data onto laser beams that carry and deliver data throughout optical fiber networks.  Lumera’s Optical Materials can be chemically designed to optimize performance for a specific application.  In addition, the Optical Materials technology has potential applications in a broad range of optical networking components.

Lumera’s Optical Materials technology may ultimately be sold in a variety of forms, including coated wafers, non-packaged discrete devices, non-packaged integrated devices, packaged discrete components, packaged integrated components, and intellectual property in the form of licenses, integrated cells and other forms.  Lumera’s target customers include strategic technology partners, sub-system manufacturers, private label component vendors, component distributors and systems manufacturers in the telecommunications industry.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO

THREE MONTHS ENDED MARCH 31, 2001

Contract Revenue.  The Company earns revenue from performance on development contracts, sales of demonstration products, and sales of Nomad.  Revenue in the three months ended March 31, 2002 increased by $1.5 million, or 63%, to $3.8 million from $2.3 million in the same period in 2001. For the three months ended March 31, 2002, 96% of revenue was derived from performance on development contracts, with the remainder from the sales of Nomad units.  The Company’s customers include both the United States government and commercial enterprises.

The backlog of development contracts and product sales at March 31, 2002 was $4.5 million of development contract work and product orders, all of which are scheduled for completion during the next twelve months.  The backlog is comprised of development contracts, including amendments thereto, and purchase orders that were entered into through March 31, 2002.

Cost of Revenue.  Cost of revenue includes both the direct and allocated indirect costs of performing on development contracts and producing Nomad. Indirect costs include staff and related support costs associated with building the Company’s technical capabilities and capacity to perform on development contracts the Company expects to enter into in the future.

Cost of revenue for the three months ended March 31, 2002 increased by $200,000, or 16%, to $1.8 million from $1.6 million in the same period in 2001.  Total direct costs for the three months ended March 31, 2002 were consistent with the same period in 2001.  However, the direct labor costs portion of direct cost for the three months ended March 31, 2002 increased by 140% over the same period in 2001.  The increase was a result of the higher volume of contract work that the Company was performing during the three months ended March 31, 2002 compared to the same period in 2001.  Research and development overhead is allocated to both cost of revenue and research and development expense based on the proportion of direct labor cost incurred in cost of revenue and research and development, respectively.  As a result of the higher direct labor cost in cost of revenue for the three months ended March 31, 2002 more overhead was allocated to cost of revenue than in the same period in 2001.

The Company is in the early phase of Nomad production and has not achieved production volumes to support commercial production as described in FAS 2.  The Company’s costs to produce Nomad units during the three months ended March 31, 2002 were substantially higher than product revenue.  The Company has classified production cost in excess of product revenue as research and development expense.  When the Company reaches normal Nomad production levels all manufacturing costs will be included in cost of revenue.

The Company expects that cost of revenue on an absolute dollar basis will increase in the future.  This increase will likely result from additional development contract work that the Company expects to perform and planned shipments of commercial products, and commensurate growth in the Company’s personnel and technical capacity required for performance on such contracts and product shipments.  The Company expects the cost of contract revenue as a percentage of contract revenue to remain relatively flat over time.  However, the cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract mix, the cost of future planned products and the level of direct and indirect cost incurred.

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

Research and development expense in the three months ended March 31, 2002 decreased by $600,000, or 8%, to $7.4 million from $8.0 million in the same period in 2001.

The decrease is primarily a result of a license fee paid to the University of Washington in February 2001 for the HALO Technology.  The HALO technology involves the projection of data and images onto the inside of a dome that is placed over the viewer’s head.  The Company issued 37,000 shares of Common Stock valued at $1.0 million and paid $100,000 to the University of Washington as final payment for the license.

The decrease in the HALO license fee was offset by increases in other costs, which reflect the continued implementation of the Company’s operating plan, which calls for building technical staff and supporting activities, establishing and equipping in-house laboratories, and developing and maintaining intellectual property.

The Company believes that a substantial level of continuing research and development expense will be required to develop additional commercial products using the retinal scanning display technology and the Optical Materials technology.  Accordingly, the Company anticipates that a high level of research and development spending will continue.  These expenses will be incurred as a result of:

•                  Hiring additional technical and support personnel,

•                  Expanding and equipping in-house laboratories,

•                  Acquiring rights to additional technologies,

•                  Subcontracting work to development partners, and

•                  Incurring related operating expenses.

The Company expects that the amount of spending on research and product development will continue to grow as the Company:

•                  Continues development of the Company’s retinal scanning display technology,

•      Develops and commercializes the Optical Materials technology,

•                  Prepares for the planned introduction of the Company’s first bar code product in mid-2002,

•      Accelerates development of microdisplays to meet emerging market opportunities, and

•                  Pursues other potential business opportunities.

Marketing, General and Administrative Expense.  Marketing, general and administrative expenses include compensation and support costs for sales, marketing, management and administrative staff, and for other general and administrative costs, including legal and accounting, consultants and other operating expenses.

The Company’s marketing activities include corporate awareness campaigns, such as web site development and participation at trade shows; corporate communications initiatives; and working with potential customers and joint venture partners to identify and evaluate product applications in which the Company’s technology could be integrated or otherwise used.

Marketing, general and administrative expenses in the three months ended March 31, 2002 increased by $800,000, or 22%, to $4.5 million from $3.7 million in the same period in 2001.  The increase includes increases in compensation expenses and support costs for employees and contractors.  The Company expects marketing, general and administrative expenses to increase substantially in future periods as the Company:

•                        Adds to its sales and marketing staff,

•                        Makes additional investments in sales and marketing activities, and

•                        Increases the level of corporate and administrative activity.

Non-Cash Compensation Expense.  Non-cash compensation expense in the three months ended March 31, 2002 was consistent with the same period in 2001.

The following table shows the major components of non-cash compensation expense for the three months ended March 31, 2002 and 2001, respectively.

	Three months ended
	March 31,
	2002	2001
Lumera stock issued to the University of Washington	$251,000	$92,000
Company and Lumera stock options issued to employees	81,000	155,000
Company and Lumera stock options issued to consultants	150,000	226,000
Stock and options issued to Independent Directors	33,000	82,000
	$515,000	$555,000

Interest Income and Expense.  Interest income in the three months ended March 31, 2002 decreased by $370,000, or 52%, to $340,000 from $710,000 in the same period in 2001.  This decrease resulted primarily from lower average cash and investment securities balances in the three months ended March 31, 2002 than the average cash and investment securities balances in the same period of the prior year.

Interest expense in the three months ended March 31, 2002 was consistent with the same period in 2001 as our borrowings remained relatively constant.

Liquidity and Capital Resources

The Company has funded operations to date primarily through the sale of common stock, convertible preferred stock and, to a lesser extent, revenues from development contracts and product sales. At March 31, 2002, the Company had $30.4 million in cash, cash equivalents and investment securities.

Cash used in operating activities totaled $8.3 million during the three months ended March 31, 2002, compared to $8.5 million during the same period in 2001.  Cash used in operating activities for each period resulted primarily from the net loss for the period.

Cash provided by investing activities totaled $1.0 million during the three months ended March 31, 2002, compared to $2.1 million during the same period of 2001.  The decrease resulted from less activity in the Company’s available-for-sale investment security portfolio.

The Company used $300,000 for capital expenditures during the three months ended March 31, 2002, compared to $500,000 during the same period in 2001.  Historically, capital expenditures have been used to make leasehold improvements to leased office space and to purchase computer hardware and software, laboratory equipment and furniture and fixtures to support growth.

Cash provided by financing activities totaled $5.8 million during the three months ended March 31, 2002, compared to $21.4 million during the same period in 2001.  During the three months ended March 31, 2002 the Company raised $6.0 million, before issuance cost, from the sale of 524,000 shares of Microvision, Inc. common stock at a price of $11.50 per share.  During the three months ended March 31, 2001 Lumera raised $21.4 million, before issuance costs, from the issuance of 2,136,000 shares of manditorily redeemable convertible preferred stock.

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

The Company’s investment policy restricts investments to ensure principal preservation and liquidity.  The Company invests cash for short-term requirements (approximately sixty days) in U.S. treasury-backed instruments. The Company invests cash in excess of its short-term requirements in high quality investment securities.  The investment securities portfolio is limited to U.S. government and U.S. government agency debt securities and other high-grade securities generally with maturities of three years or less.

Microvision and Lumera maintain separate cash and investment accounts.  Each Company’s cash and investments are generally used to fund its separate business activities.

At March 31, 2002, the Company had combined cash, cash equivalents and investment securities balances of $30.4 million.  Based on its current operating plan, these funds will meet the Company's cash requirements through the end of the current year.  In order to implement its operating plan for 2003, the Company will be required to raise additional financing within the next twelve months.  There can be no assurance that additional financing will be available to the Company or that, if available, it will be available on acceptable terms on a timely basis.  If adequate funds are not available to satisfy either short-term or long-term capital requirements, the Company may be required to reduce operations significantly.

Actual expenses may be higher than estimated and the Company may require additional capital earlier than anticipated to:

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

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  The Company adopted this statement during the first quarter of 2002.  As the Company has no recorded goodwill or intangible assets, there was no initial effect from adoption of this standard.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  Adoption of this statement is required no later than January 1, 2003.  The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  FAS 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale.  This statement applies to all long-lived assets, including discounted operations, and replaces the provisions of APB Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business”, for the disposal of segments of a business.  This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value.  Microvision adopted this statement during the first quarter of 2002 and there was no material impact on the Company’s results of operations, financial position or cash flows.

Risk Factors Relating to the Company’s Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception and we anticipate an operating loss during the year ending December 31, 2002.  We cannot assure you that we will ever become or remain profitable.

•      As of March 31, 2002, we had an accumulated deficit of $109.2 million.

•                  We incurred net losses of $39.6 million from inception through 1999, $26.6 million in 2000, $34.8 million in 2001 and $8.2 million during the three months ended March 31, 2002.

Our revenues to date have been generated principally from development contracts and sales of engineering demonstration units.  In December 2001, we introduced our first commercial product, Nomad.  We expect to generate material revenue from product sales in 2002 from Nomad and the planned introduction of Flic.  However, the likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered by companies formed to develop and market new technologies.  In particular, our operations to date have focused primarily on research and development of the retinal scanning display technology and development of demonstration units.  We are unable to accurately estimate future revenues and operating expenses based upon historical performance.

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

The electronic information display industry and the optical switching industries have been characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards.  Our success will depend upon our ability to further develop the retinal scanning display and the optical materials technologies and to cost effectively introduce new products and features in a timely manner to meet evolving customer requirements and compete with competitors’ product advances.  We may not succeed in these efforts because of:

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

We are aware of several patents held by third parties that relate to certain aspects of retinal scanning displays.  These patents could be used as a basis to challenge the validity of the University of Washington’s patents, to limit the scope of the University of Washington’s patent rights or to limit the University of Washington’s ability to obtain additional or broader patent rights.  A successful challenge to the validity of the University of Washington’s patents could limit our ability to commercialize the retinal scanning display technology and, consequently, materially reduce our revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us or by the University of Washington with respect to current and future technology.  Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually be issued with claims that will be infringed by our products or the retinal scanning display technology.  The defense and prosecution of a patent suit would be costly and time-consuming, even if the outcome were ultimately favorable to us.  An adverse outcome in the defense of a patent suit could subject us to significant cost, require others and us to cease selling products that incorporate retinal scanning display technology, to cease licensing the retinal scanning display technology, or to require disputed rights to be licensed from third parties.  Such licenses would increase our cost or may not be available at all.  Moreover, if claims of infringement are asserted against our future co-development partners or customers, those partners or customers may seek indemnification from us for damages or expenses they incur.

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

As of April 30, 2002, we had outstanding:

•                  options to purchase an aggregate of 5,393,000 shares of common stock, and

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

Lumera’s expected revenues will be derived from product sales to original equipment manufacturers and system integrators in the telecommunications industry.  We believe that sales of potential products in this market could represent a significant portion of our future revenues.  Developments that adversely affect the telecommunications sector, including delays in traffic growth, government regulation or a general economic downturn, could slow or halt our revenue growth.

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

•                  Potential customers for our future products are very focused on reducing cost.  This has reduced profit margins for telecommunications equipment suppliers.  Therefore, our future products must compete with products that are less expensive than before the telecommunications downturn.

•                  The building of a high-speed telecommunications infrastructure has slowed.  Currently companies are building networks using 10-gigabyte modulators, which has delayed the need for 40-gigabyte modulators.  We believe that our potential products will compete more effectively with existing technologies at higher modulating speeds.

Employees

As of April 30, 2002, the Company had 222 employees, 29 of which were employees of Lumera.  The Company also had 12 contractors.  The Company’s employees are not subject to any collective bargaining agreements and management regards its relations with employees to be good.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company’s cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates.  Due to the generally short-term maturities of these investment securities, the Company believes that the market risk arising from its holdings of these financial instruments is not significant.  A one-percent change in market interest rates would have approximately a $178,000 impact on the fair value of the investment securities.

The Company’s investment policy restricts investments to ensure principal preservation and liquidity.  The Company invests cash that it expects to use within approximately sixty days in U.S. treasury-backed instruments. The Company invests cash in excess of sixty days of its requirements in high quality investment securities.  The investment securities portfolio is limited to U.S. government and U.S. government agency debt securities and other high-grade securities generally with maturities of three years or less.

The weighted average maturities of cash equivalents and investment securities available-for-sale as of March 31, 2002, are as follows.

	Amount	Percent
Cash and equivalents	$7,540,000	24.8%
Less than one year	15,819,000	52.0%
One to two years	3,925,000	12.9%
Two to three years	3,116,000	10.3%
	$30,400,000	100.0%

Presently, all of the Company’s development contract payments are made in U.S. dollars and, consequently, the Company believes it has no foreign currency exchange rate risk.  However, in the future the Company may enter into development contracts in foreign currencies that may subject the Company to foreign exchange rate risk.  As of March 31, 2002 the Company has an open contract to purchase 12,745,000 Yen (approximately $100,000).  The contract was entered into as a foreign currency hedge for a firm purchase commitment by the Company.  The transaction is accounted for as a foreign currency cash flow hedge as defined by FAS 133.  The Company intends to enter into foreign currency hedges to offset the exposure to currency fluctuations when it enters into contracts denominated in foreign currencies.

ITEM 6.     Exhibits and Reports on Form 8-K

(a)                                  Exhibits

                                                None

(b)                                 Reports on Form 8-K

                                                The Company filed one current report on Form 8-K for the event of March 7, 2002 during the quarterly period ended

                March 31, 2002.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.

Date:  May 10, 2002

Richard F. Rutkowski
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2002
Jeff Wilson
Vice President, Accounting
(Principal Accounting Officer)

EXHIBIT INDEX

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

Exhibit
Number	Description