Form 10-Q/A
period 2002-03-31
MICROVISION INC
filed 2002-05-13
CIK 65770

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

MICROVISION, INC.

Date:  May 10, 2002

                /s/  Richard F. Rutkowski

Richard F. Rutkowski
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2002	/s/ Jeff Wilson
Jeff Wilson
Vice President, Accounting
(Principal Accounting Officer)

EXHIBIT INDEX

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

Exhibit
Number	Description