Form 10-Q
period 2002-06-30
MICROVISION INC
filed 2002-08-14
CIK 65770

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

As of July 31, 2002, 14,467,874 shares of the Company’s common stock, no par value, were outstanding.

PART I

FINANCIAL INFORMATION

Microvision, Inc.
Consolidated Balance Sheet
(In thousands)

	June 30,	December 31,
	2002	2001
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$11,120	$15,587
Investment securities, available-for-sale	12,118	18,065
Accounts receivable, net of allowances of $109 and $109	940	1,712
Costs and estimated earnings in excess of billings on uncompleted contracts	1,925	1,584
Inventory, net	473	99
Current restricted investments	102	102
Other current assets	1,990	2,302
Total current assets	28,668	39,451

Long-term investment, at cost	—	624
Property and equipment, net	8,256	8,960
Restricted investments	1,356	1,434
Receivables from related parties, net	2,143	2,252
Other assets	829	1,334
Total assets	$41,252	$54,055

Liabilities, Minority Interests and Shareholders' Equity
Current Liabilities
Accounts payable	$1,340	$1,613
Accrued liabilities	4,305	4,298
Allowance for estimated contract losses	155	155
Billings in excess of costs and estimated
earnings on uncompleted contracts	50	60
Current portion of capital lease obligations	78	170
Current portion of long-term debt	60	57
Total current liabilities	5,988	6,353

Capital lease obligations, net of current portion	34	61
Long-term debt, net of current portion	202	232
Deferred rent, net of current portion	267	259
Total liabilities	6,491	6,905

Commitments and Contingencies	—	—

Minority Interests	11,073	14,824

Shareholders' Equity
Common stock and paid-in capital, no par value, 31,250 shares authorized; 13,530 and 12,998 shares issued and outstanding	141,341	135,954
Deferred compensation	(1,938)	(2,803)
Subscriptions receivable from related parties	(183)	(321)
Accumulated other comprehensive income	273	427
Accumulated deficit	(115,805)	(100,931)
Total shareholders' equity	23,688	32,326
Total liabilities, minority interests and shareholders' equity	$41,252	$54,055

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Operations
(In thousands, except earnings per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Revenue	$4,734	$1,772	$8,538	$4,109

Cost of revenue	2,195	1,081	4,006	2,643
Gross margin	2,539	691	4,532	1,466

Research and development expense (exclusive of non-cash compensation expense of $245 and $250 for the three months and $501 and $352 for the six months ended June 30, 2002 and 2001, respectively)	5,960	8,035	13,329	16,009

Marketing, general and administrative expense (exclusive of non-cash compensation expense of $153 and $514 for the three months and $412 and $967 for the six months ended June 30, 2002 and 2001, respectively)	4,373	3,303	8,882	7,004

Non-cash compensation expense	398	764	913	1,319
Total operating expenses	10,731	12,102	23,124	24,332

Loss from operations	(8,192)	(11,411)	(18,592)	(22,866)

Interest income	281	723	619	1,429
Interest expense	(11)	(21)	(29)	(45)
Loss due to impairment of long-term investment	(624)	—	(624)	—

Loss before minority interests	(8,546)	(10,709)	(18,626)	(21,482)

Minority interests in loss of consolidated subsidiary	1,898	2,142	3,752	2,696

Net loss	$(6,648)	$(8,567)	$(14,874)	$(18,786)

Net loss per share - basic and diluted	$(0.49)	$(0.72)	$(1.12)	$(1.57)

Weighted-average shares outstanding - basic and diluted	13,530	11,974	13,287	11,945

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Comprehensive Loss
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Net loss	$(6,648)	$(8,567)	$(14,874)	$(18,786)

Other comprehensive income (loss) - Unrealized gain (loss) on investment securities, available-for-sale:	28	(99)	(154)	234

Comprehensive loss	$(6,620)	$(8,666)	$(15,028)	$(18,552)

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2002	2001

Cash flows from operating activities
Net loss	$(14,874)	$(18,786)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,354	1,077
Non-cash expenses related to issuance of stock, warrants, options and amortization of deferred compensation	913	1,321
Non-cash expenses related to issuance of stock for an exclusive license agreement	—	970
Impairment of long-term investment	624	—
Allowance for receivables from related parties	500	—
Minority interests in loss of consolidated subsidiary	(3,752)	(2,696)
Non-cash deferred rent	8	8
Allowance for estimated contract losses	—	(140)
Change in:
Accounts receivable	772	419
Costs and estimated earnings in excess of billings on uncompleted contracts	(341)	1,134
Inventory	(374)	—
Other current assets	312	(1,534)
Other assets	3	(58)
Accounts payable	(273)	(532)
Accrued liabilities	7	978
Billings in excess of costs and estimated earnings on uncompleted contracts	(10)	(373)
Net cash used in operating activities	(15,131)	(18,212)

Cash flows from investing activities
Sales of investment securities	5,919	5,000
Purchases of investment securities	(126)	(5,392)
Sales of restricted investment securities	1,434	1,173
Purchases of restricted investment securities	(1,356)	—
Advances to related parties	(391)	(620)
Purchases of property and equipment	(650)	(2,603)
Net cash provided by (used in) investing activities	4,830	(2,442)

Cash flows from financing activities
Principal payments under capital leases	(119)	(182)
Principal payments under long-term debt	(27)	(25)
Payments received on subscriptions receivable	138	80
Net proceeds from issuance of common stock	5,842	1,043
Net proceeds from sale of subsidiary's equity to minority interests	—	21,242
Net cash provided by financing activities	5,834	22,158

Net increase (decrease) in cash and cash equivalents	(4,467)	1,504
Cash and cash equivalents at beginning of period	15,587	7,307

Cash and cash equivalents at end of period	$11,120	$8,811

Supplemental disclosure of cash flow information

Cash paid for interest	$29	$45

Supplemental schedule of non-cash investing and financing activities

Effect of change in interest in subsidiary from issuance of subsidiary common stock	$—	$3,001

The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.

Notes to Consolidated Financial Statements

June 30, 2002

Management’s Statement

The Consolidated Balance Sheet as of June 30, 2002, the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2002 and June 30, 2001, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and June 30, 2001 have been prepared by Microvision, Inc. (the “Company”) and have not been audited.  In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 2002 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.  The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Lumera Corporation (“Lumera”).  As of June 30, 2002 and December 31, 2001, Microvision owned 76% of the outstanding common stock and 11% of the mandatorily redeemable convertible preferred stock of Lumera.  The balance of Lumera’s outstanding capital stock is owned by its directors, Microvision employees, the University of Washington (“UW”) and other investors unaffiliated with Microvision.  Lumera’s losses were first allocated to its common shareholders until such losses exceeded its common equity and then to its preferred shareholders pro rata in accordance with their respective ownership interests.  All material intercompany accounts and transactions have been eliminated in consolidation.

Long-Term Investment

In December 1999, the Company invested $624,000 in Gemfire Corporation (“Gemfire”), a privately held corporation.  Gemfire is a developer of diode laser components for display and telecommunication applications.  The Company accounts for the investment using the cost method.  In June 2002, Gemfire announced a recapitalization plan that would reduce the value of the Company’s investment.  In June 2002, the Company recorded an expense for a loss of the entire value of its investment in Gemfire.

Receivables from Related Parties

In 2000, the Board of Directors authorized the Company to provide an unsecured line of credit to four of the Company’s senior officers.  The limit of the line of credit is three times the respective executive’s base salary less any amounts outstanding under the Company’s Executive Option Exercise Loan Plan.  In October 2001 and July 2002, the Board of Directors authorized an additional $500,000 and $200,000, respectively, to the limit for one of the senior officers.

The Company establishes an allowance for doubtful accounts when it determines that a borrower may have insufficient net worth and short-term earnings potential to repay the outstanding balance under the Company-sponsored lines of credit.  The Company recorded an allowance for doubtful accounts for the receivables from related parties of $500,000 at June 30, 2002.  The Company has no plans to forgive any portion of the principal of the outstanding receivable balance.

Net Loss Per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods.  Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding.  Diluted net loss per share for the periods ended June 30, 2002 and 2001 is equal to basic net loss per share because the effect of potential common stock equivalents outstanding during the periods, including convertible preferred stock, options and warrants, is anti-dilutive.

The components of basic and diluted earnings per share were as follows (in thousands except earnings per share data):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Numerator:
Net loss available	$(6,648)	$(8,567)	$(14,874)	$(18,786)
Denominator:
Basic and diluted weighted-average common shares outstanding	13,530	11,974	13,287	11,945

Basic and diluted net loss per share	$(.49)	$(.72)	$(1.12)	$(1.57)

As of June 30, 2002 and 2001, the Company had outstanding options and warrants to purchase 6,200,000 and 3,868,000 shares of common stock, respectively.

Equity

In March 2002, the Company raised $6,028,000, before issuance costs, from the sale of 524,000 shares of its common stock at a price of $11.50 per share to six investors.

Segment Information

The Company is organized into two major segments - Microvision, which is engaged in the development and commercialization of retinal scanning displays and related technologies, and Lumera, which is engaged in the development and commercialization of optical systems components technology.  The segments were determined based on how management views and evaluates the Company’s operations.

A portion of the segments’ expenses arise from shared services that Microvision has provided to both segments in order to realize economies of scale and to efficiently use resources.  These shared services include centralized management, legal, accounting, human resources, real estate, management information systems, treasury and other corporate services.  These expenses are allocated to the segments on a basis that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received by the segments.

The following table reflects the results of the Company’s reportable segments under the Company’s financial management system.  The performance of each segment is measured based on several metrics.  These results are used, in part, by management in evaluating the performance of, and in allocation of resources to, each of the segments.

	Three months ended June 30, 2002
	(in thousands)
	Microvision	Lumera	Eliminations	Total

Revenues	$4,461	$273	$—	$4,734
Interest income	226	55	—	281
Interest expense	11	—	—	11
Depreciation	437	254	—	691
Segment loss	6,413	2,133	(1,898)	6,648
Segment assets	35,242	12,507	(6,497)	41,252
Expenditures for capital assets	191	145	—	336

	Three months ended June 30, 2001
	(in thousands)
	Microvision	Lumera	Eliminations	Total

Revenues	$1,749	$23	$—	$1,772
Interest income	619	143	(39)	723
Interest expense	21	39	(39)	21
Depreciation	360	210	—	570
Segment loss	8,302	2,407	(2,142)	8,567
Segment assets	48,375	20,139	(6,478)	62,036
Expenditures for capital assets	658	1,487	—	2,145

	Six months ended June 30, 2002
	(in thousands)
	Microvision	Lumera	Eliminations	Total

Revenues	$8,002	$536	$—	$8,538
Interest income	499	120	—	619
Interest expense	29	—	—	29
Depreciation	848	506	—	1,354
Segment loss	14,410	4,216	(3,752)	14,874
Segment assets	35,242	12,507	(6,497)	41,252
Expenditures for capital assets	466	184	—	650

	Six months ended June 30, 2001
	(in thousands)
	Microvision	Lumera	Eliminations	Total

Revenues	$4,070	$39	$—	$4,109
Interest income	1,636	186	(393)	1,429
Interest expense	45	393	(393)	45
Depreciation	720	357	—	1,077
Segment loss	16,223	5,259	(2,696)	18,786
Segment assets	48,375	20,139	(6,478)	62,036
Expenditures for capital assets	960	1,643	—	2,603

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets. “ The Company adopted this statement during the first quarter of 2002.  As the Company has no recorded goodwill or intangible assets, there was no initial effect from the adoption of this standard.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  Adoption of this statement is required no later than January 1, 2003.  The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  FAS 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale.  This statement applies to all long-lived assets, including discounted operations, and replaces the provisions of APB Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a

Business,” for the disposal of segments of a business.  This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value.  Microvision adopted this statement during the first quarter of 2002 and there was no material impact on the Company’s results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company will be required to adopt this statement for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 will not have a significant impact on its financial position, results of operations and cash flows.

Subsequent Event

In July 2002 the Company reduced its workforce by approximately 7%.  The Company will pay approximately $200,000 in involuntary termination benefits during the third quarter of 2002.  The liability for the involuntary termination benefits did not meet the criteria for accrual established in Emerging Issues Task Force 94-3, and therefore the related expense will be recognized in the third quarter of 2002.

In July 2002, the Company raised $3,000,000 before issuance costs from the sale of 937,500 shares of Microvision common stock at $3.20 per share and fully vested five-year warrants to purchase 234,375 shares of common stock at a price of $4.80 per share to two investors.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information set forth in this report in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 3, “Quantitative and Qualitative Disclosure about Market Risk,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by that section.  Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company, as well as assumptions relating to the foregoing.  The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Certain factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth below under the caption “Risk Factors Relating to the Company’s Business.”

Overview

Microvision, Inc. (“Microvision” or the “Company”) develops information display and capture devices and related technologies.  The Company is developing and seeks to commercialize technologies and products in three business platforms relating to the delivery of images and information:

•                  Retinal Scanning Displays - Uses the retinal scanning display technology to display information on the retina of the viewers eye.

•                  Image Capture Devices - Uses proprietary scanning technology to capture images and information in applications such as bar code readers or cameras.

•                  Electro-Optical Materials Technology - Uses a new class of organic non-linear materials technology that interact with, and can be used to change the properties of, light waves to transmit information.

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

The Company’s retinal scanning display technology includes proprietary technology developed by the Company, technology licensed from other companies and technology licensed from the University of Washington.

Image Capture Devices

The Company is also developing products that capture images using the Company’s proprietary scanning technologies.  The Company believes that the basic scanning components of the retinal scanning display system can be used to develop products, such as bar code readers and miniature high-resolution cameras, that have higher performance and lower cost than those currently available.   The Company has developed proprietary scanner technology, which it plans to use in a low cost hand held bar code scanner targeted at industrial applications.  The laser-based hand held bar code device would allow the user to record information in a way that is both easy and fast.  The Company plans to continue to refine the design of the hand held scanner and introduce the product in September 2002.

Electro-Optical Materials and Devices

During 2000, the Company formed a subsidiary company, Lumera Corporation (“Lumera”), to develop and commercialize a new class of non-linear organic electro-optical chromophores (“Optical Materials”) and devices that use the optical properties of these proprietary materials.  Non-linear organic electro-optical materials interact with and can be used to change the properties of light waves to transmit information.  The formation of Lumera was an outgrowth of the Company’s prior work in photonics.  In October 2000, Lumera entered into an exclusive license agreement with the University of Washington for certain Optical Materials technology.  Lumera expects that these materials and devices made from the Optical Materials will improve the performance and reduce the cost of electro-optic components used for fiber-optic telecommunications and data communications systems, phased-array antennas, optical computing and other photonics applications.

Plan of Operation

The Company introduced Nomad™, a production version of a retinal scanning display, in December 2001.   The Company plans to sell Nomad to customers in general aviation, industrial, medical and defense sectors.  The Company plans to distribute Nomad directly to end-users and through value added resellers who will develop applications using Nomad.  As of June 30, 2002 the Company had entered into agreements with 21 value added resellers to distribute Nomad.

The Company plans to introduce “Flic™”, a hand held bar code scanner, in September 2002.  Flic will be produced by a contract manufacturer.  The Company plans to distribute Flic through the same channels as existing bar code products including value added resellers and original equipment manufacturers.

The Company also intends to continue entering into strategic relationships with systems integrators and original equipment manufacturers to pursue the development of commercial products incorporating the retinal scanning display technology.

In addition, the Company plans to continue to pursue, obtain and perform on development contracts.  The Company expects that such contracts will further the development of the retinal scanning display and Optical Materials technologies and lead to additional commercial applications of its technologies.  The Company also plans to invest funds for ongoing innovation and improvements to the retinal scanning display and Optical Materials technologies.  These innovations and improvements include developing component technology, building additional prototypes, and designing components and products for manufacturability.  The Company intends to continue hiring qualified sales, technical and other personnel and to continue investing in laboratory facilities and equipment to achieve development and production objectives.

Lumera plans to develop optical components that offer increased speed, reduced size and cost, greater reliability, and more efficient operation than existing electro-optic component technologies.  Moreover, Lumera believes that its Optical Materials technology is well suited to the manufacture of highly complex, highly integrated optical systems.  The first product planned for introduction is a high-speed electro-optical (“EO”) modulator that will provide a direct replacement for currently available lithium niobate modulators.  The function of an EO modulator is to encode data onto laser beams that carry and deliver data throughout optical fiber networks.  Lumera’s Optical Materials and devices can be designed to optimize performance for a specific application.  In addition, the Optical Materials technology has potential applications in a broad range of optical networking components.

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO

THREE MONTHS ENDED JUNE 30, 2001

Revenue.  The Company earns revenue from performance on development contracts, sales of demonstration products, and sales of Nomad.  Revenue in the three months ended June 30, 2002 increased by $2.9 million, or 167%, to $4.7 million from $1.8 million in the same period in 2001. For the three months ended June 30, 2002, 78% of revenue was derived from performance on development contracts with the United States government, 18% from performance on development contracts with commercial customers, and the remainder from the sales of Nomad units.

In May 2002, the Company entered a $3.3 million contract modification with the U.S. Army’s Aviation Applied Technology Directorate to continue work on an advanced helmet mounted display and imaging system to be used in the virtual cockpit optimization program.

In June 2002, the Company entered a $1.9 million development contract with NASA Langley Research Center to deliver a prototype cockpit helmet display system.

The backlog of development contracts and product sales at June 30, 2002 was $5.7 million of development contract work and product orders, all of which are scheduled for completion during the next twelve months.  The backlog is comprised of development contracts, including amendments thereto, and purchase orders that were entered into through June 30, 2002.

Cost of Revenue.  Cost of revenue includes both the direct and allocated indirect costs of performing on development contracts and producing Nomad. Indirect costs include staff and related support costs associated with building the Company’s technical capabilities and capacity to perform on development contracts the Company expects to enter into in the future.

Cost of revenue for the three months ended June 30, 2002 increased by $1.1 million, or 103%, to $2.2 million from $1.1 million in the same period in 2001.  Total direct costs for the three months ended June 30, 2002 increased by approximately 90% over the same period in 2001.  The direct labor costs portion of direct cost for the three months ended June 30, 2002 increased by 200% over the same period in 2001.  The increase in direct cost was principally a result of the higher volume of contract work that the Company performed during the three months ended June 30, 2002 compared to the same period in 2001.  Research and development overhead is allocated to both cost of revenue and research and development expense based on the proportion of direct labor cost incurred in cost of revenue and research and development, respectively.  As a result of the higher direct labor cost in cost of revenue for the three months ended June 30, 2002 approximately 60% more overhead was allocated to cost of revenue than in the same period in 2001.

The Company is in the early phase of Nomad production and has not achieved production volumes to support commercial production as described in SFAS No. 2 “Accounting for Research and Development Cost.”  The Company’s costs to produce Nomad units during the three months ended June 30, 2002 were substantially higher than product revenue.  The Company has classified production cost in excess of product revenue as research and development expense.  When the Company reaches normal Nomad production levels all manufacturing costs will be included in cost of revenue.

The Company expects that cost of revenue on an absolute dollar basis will increase in the future.  This increase will likely result from anticipated sales of commercial products, additional development contract work that the Company expects to perform and commensurate growth in the Company’s personnel and technical capacity required for performance on such contracts and product sales.  The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract mix, the cost of future products and the level of direct and indirect cost incurred.

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

Research and development expense in the three months ended June 30, 2002 decreased by $2.0 million, or 26%, to $6.0 million from $8.0 million in the same period in 2001.  During the three month period ended June 30, 2001 the Company recorded $1.4 million in direct expense relating to light source research performed for the Company by CREE, Inc.  The Company’s development agreement with CREE ended in April 2002, resulting in a $1.4 million cost reduction in the three-month period ended June 30, 2002.

Due to the higher volume of work performed on revenue contracts during the three months ended June 30, 2002, more indirect research and development costs were allocated to cost of revenue than in the same period in 2001.

The Company believes that a substantial level of continuing research and development expense will be required to develop additional commercial products using the retinal scanning display technology and the Optical Materials technology.  Accordingly, the Company anticipates that a high level of research and development spending will continue.  These expenses will be incurred as a result of:

•                  Expanding and equipping in-house laboratories,

•                  Acquiring rights to additional technologies,

•                  Subcontracting work to development partners

•                  Incurring related operating expenses, and

•                  Hiring additional technical and support personnel.

The Company expects that the amount of spending on research and product development will grow as the Company:

•                  Continues development of the Company’s retinal scanning display technology,

•      Develops and commercializes the Optical Materials technology,

•                  Prepares for the planned introduction of the Company’s first bar code product in September 2002,

•      Accelerates development of microdisplays to meet emerging market opportunities, and

•                  Pursues other potential business opportunities.

Marketing, General and Administrative Expense.  Marketing, general and administrative expenses include compensation and support costs for sales, marketing, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The Company’s marketing activities include corporate awareness campaigns, such as web site development and participation at trade shows; corporate communications initiatives; and working with potential customers and joint venture partners to identify and evaluate product applications in which the Company’s technology could be integrated or otherwise used.

Marketing, general and administrative expenses in the three months ended June 30, 2002 increased by $1.1 million, or 32%, to $4.4 million from $3.3 million in the same period in 2001.  The increase includes increases in compensation expenses and support costs for employees and contractors.  The Company expects marketing, general and administrative expenses to increase substantially in future periods as the Company:

•                        Adds to its sales staff,

•                        Makes additional investments in sales and marketing activities, and

•                        Increases the level of corporate and administrative activity.

During the three months ended June 30, 2002 the Company determined that one of its senior officers may have insufficient net worth and short-term earnings potential to repay loans outstanding under the Company’s executive loan program.  The Company recorded an allowance for doubtful accounts for receivables from related parties of $500,000 in the three months ended June 30, 2002.

Non-Cash Compensation Expense.  Non-cash compensation expense in the three months ended June 30, 2002 decreased 48% or $366,000 to $398,000 from $764,000 in the same period in 2001.

The following table shows the major components of non-cash compensation expense for the three months ended June 30, 2002 and 2001, respectively.

	Three months ended June 30,
	2002	2001
Lumera stock issued to the University of Washington	$251,000	$251,000
Company and Lumera stock options issued to employees	44,000	86,000
Company and Lumera stock options issued to consultants	78,000	344,000
Stock and options issued to Independant Directors	25,000	83,000
	$398,000	$764,000

Interest Income and Expense.  Interest income in the three months ended June 30, 2002 decreased by $442,000, or 61%, to $281,000 from $723,000 in the same period in 2001.  This decrease resulted primarily from lower average cash and investment securities balances in the three months ended June 30, 2002 than the average cash and investment securities balances in the same period of the prior year.

Interest expense in the three months ended June 30, 2002 was consistent with the same period in 2001 as the Company’s borrowings remained relatively constant.

Loss in Long-Term Investment.  In December 1999, the Company invested $624,000 in Gemfire Corporation (“Gemfire”), a privately held corporation.  Gemfire is a developer of laser components for display and telecommunication applications.  The Company accounts for the investment using the cost method.

In June 2002, Gemfire announced a recapitalization plan that would reduce the value of the Company’s investment.  In June 2002, the Company recorded an expense for a loss of the entire value of its investment in Gemfire.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO

SIX MONTHS ENDED JUNE 30, 2001

Revenue.  The Company earns revenue from performance on development contracts, sales of demonstration products, and sales of Nomad.  Revenue in the six months ended June 30, 2002 increased by $4.4 million, or 108%, to $8.5 million from $4.1 million in the same period in 2001. For the six months ended June 30, 2002, 85% of revenue was derived from performance on development contracts with the United States government, 11% from performance on development contracts with commercial customers and the remainder from the sales of Nomad units.

Cost of Revenue.  Cost of revenue for the six months ended June 30, 2002 increased by $1.4 million, or 52%, to $4.0 million from $2.6 million in the same period in 2001.  Total direct costs for the six months ended June 30, 2002 increased approximately 30% from the same period in 2001.  The direct labor costs portion of direct cost for the six months ended June 30, 2002 increased by approximately 175% over the same period in 2001.  The increase in direct labor cost was a result of the higher volume of contract work that the Company was performing and increased product costs during the six months ended June 30,

2002 compared to the same period in 2001.  Research and development overhead is allocated to both cost of revenue and research and development expense based on the proportion of direct labor cost incurred in cost of revenue and research and development, respectively.  As a result of the higher direct labor cost in cost of revenue for the six months ended June 30, 2002 approximately 40% more overhead was allocated to cost of revenue than in the same period in 2001.

The Company is in the early phase of Nomad production and has not achieved production volumes to support commercial production as described in SFAS No. 2 “Accounting for Research and Development Costs.”  The Company’s costs to produce Nomad units during the six months ended June 30, 2002 were substantially higher than product revenue.  The Company has classified production cost in excess of product revenue as research and development expense.  When the Company reaches normal Nomad production levels all manufacturing costs will be included in cost of revenue.

Research and Development Expense.  Research and development expense in the six months ended June 30, 2002 decreased by $2.7 million, or 17%, to $13.3 million from $16.0 million in the same period in 2001.  The decrease is partially a result of a license fee paid to the University of Washington in February 2001 for the HALO Technology.  The HALO technology involves the projection of data and images onto the inside of a dome that is placed over the viewer’s head.  The Company issued 37,000 shares of Common Stock valued at $1.0 million and paid $100,000 to the University of Washington as final payment for the license.

In addition, during the six month period ended June 30, 2001 the Company recorded $2.3 million in expense relating to light source research performed for the Company by CREE Inc.  The Company’s research agreement with Cree ended in April 2002, resulting in a $900,000 cost reduction in the six-month period ended June 30, 2002.

The decrease in the HALO license fee and CREE research expense was offset by increases in other costs, which reflect the continued implementation of the Company’s operating plan, which calls for building technical staff and supporting activities, establishing and equipping in-house laboratories, and developing and maintaining intellectual property.

As discussed above, due to the higher volume of work performed on revenue contracts, more indirect research and development costs were allocated to cost of revenue during the three months ended June 30 than in the comparable period in 2001.

Marketing, General and Administrative Expense.  Marketing, general and administrative expenses in the six months ended June 30, 2002 increased by $1.9 million, or 27%, to $8.9 million from $7.0 million in the same period in 2001.  The increase includes increases in compensation expenses and support costs for employees and contractors.  The Company expects marketing, general and administrative expenses to increase substantially in future periods as the Company:

•                        Adds to its sales and marketing staff,

•                        Makes additional investments in sales and marketing activities, and

•                        Increases the level of corporate and administrative activity.

Non-Cash Compensation Expense.  Non-cash compensation expense in the six months ended June 30, 2002 decreased 31% or $406,000 to $913,000 from $1,319,000 for the same period in 2001.

The following table shows the major components of non-cash compensation expense for the six months ended June 30, 2002 and 2001, respectively.

	Six months ended
	June 30,
	2002	2001
Lumera stock issued to the University of Washington	$502,000	$343,000
Company and Lumera stock options issued to employees	125,000	241,000
Company and Lumera stock options issued to consultants	228,000	570,000
Stock and options issued to Independent Directors	58,000	165,000
	$913,000	$1,319,000

Interest Income and Expense.  Interest income in the six months ended June 30, 2002 decreased by $810,000, or 57%, to $619,000 from $1.4 million in the same period in 2001.  This decrease resulted primarily from lower average cash and investment securities balances in the six months ended June 30, 2002 than the average cash and investment securities balances in the same period of the prior year.

Interest expense in the six months ended June 30, 2002 was consistent with the same period in 2001, as our borrowings remained relatively constant.

Loss in Long-Term Investment.  In December 1999, the Company invested $624,000 in Gemfire Corporation (“Gemfire”), a privately held corporation.  Gemfire is a developer of diode laser components for display and telecommunication applications.  The Company accounts for the investment using the cost method.

In June 2002, Gemfire announced a recapitalization plan that would reduce the value of the Company’s investment.  In June 2002, the Company recorded an impairment for the entire value of its investment in Gemfire.

Liquidity and Capital Resources

The Company has funded operations to date primarily through the sale of common stock, convertible preferred stock and, to a lesser extent, revenues from development contracts and product sales. At June 30, 2002, the Company had $23.2 million in cash, cash equivalents and investment securities.

Cash used in operating activities totaled $15.1 million during the six months ended June 30, 2002, compared to $18.2 million during the same period in 2001.  Cash used in operating activities for each period resulted primarily from the net loss for the period.

In July 2002 the Company reduced its workforce by approximately 7% as part of the Company’s plan to reduce operating costs.  The reduction was a result of eliminating and consolidating certain positions.  The Company will pay approximately $200,000 in involuntary termination benefits during the third quarter of 2002.  The liability for the involuntary termination benefits did not meet the criteria for accrual established in Emerging Issues Task Force 94-3, and therefore the related expense will be recognized in the third quarter of 2002.  The Company expects that its work force will grow as it continues to hire qualified sales, technical and other personnel to meet its operating plan.

Cash provided by investing activities totaled $4.8 million during the six months ended June 30, 2002, compared to cash used in investing activities of $2.4 million during the same period of 2001.  During the six months ended June 30, 2002 the Company had net sales of investment securities of $5.8 million compared to net purchases of investment securities of $392,000 during the same period in 2001.  The proceeds from the sales of investment securities were used to fund the Company’s operations.

The Company used $650,000 for capital expenditures during the six months ended June 30, 2002, compared to $2.6 million during the same period in 2001.  Historically, capital expenditures have been used to make leasehold improvements to leased office space and to purchase computer hardware and software, laboratory equipment and furniture and fixtures to support growth.

Cash provided by financing activities totaled $5.8 million during the six months ended June 30, 2002, compared to $22.2 million during the same period in 2001.  In March 2002, the Company raised $6.0 million, before issuance costs, from the sale of 524,000 shares of its common stock at a price of $11.50 per share.  During the six months ended June 30, 2001, Lumera raised $21.4 million, before issuance costs, from the issuance of 2,136,000 shares of manditorily redeemable convertible preferred stock.

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

At June 30, 2002, the Company had combined cash, cash equivalents and investment securities balances of $23.2 million.  Based on its current operating plan, these funds along with the additional $3.0 million, before issuance costs raised in July 2002, will meet the Company’s cash requirements through the end of the first quarter of 2003.  In order to implement its operating plan thereafter, the Company will be required to raise additional financing.

Actual expenses may be greater than estimated and the Company may require additional capital earlier than anticipated to:

•                  Accelerate the development of retinal scanning display technology and the Optical Materials technology,

•                  Respond to competitive pressures, or

•                  Meet unanticipated development difficulties.

In addition, the Company’s operating plan calls for the addition of technical and business staff and the purchase of additional computer and laboratory equipment and leasehold improvements.  The operating plan also provides for the development of strategic relationships with systems and equipment manufacturers.  The Company’s capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can, directly or through arrangements with OEMs, introduce products incorporating the retinal scanning display technology and the market acceptance and competitive position of such products.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company will be required to adopt this statement for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 will not have a significant impact on its financial position, results of operations and cash flows.

Subsequent Event

In July 2002, the Company raised $3.0 million, before issuance costs, from the sale of 937,500 shares of common stock at $3.20 per share and fully vested five-year warrants to purchase 234,375 shares of common stock at a price of $4.80 per share to two investors.

Risk Factors Relating to the Company’s Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception and we anticipate an operating loss during the year ending December 31, 2002.  We cannot assure you that we will ever become or remain profitable.

•      As of June 30, 2002, we had an accumulated deficit of $115.8 million.

•                  We incurred net losses of $39.5 million from inception through 1999, $26.6 million in 2000, $34.8 million in 2001 and $14.9 million during the six months ended June 30, 2002.

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

We cannot be certain that we will succeed in obtaining additional development contracts or that we will be able to obtain customer orders for products incorporating the retinal scanning display technology.  In light of these factors, we expect to continue to incur substantial losses and negative cash flow at least through 2003 and likely thereafter.  We cannot be certain that we will become profitable or achieve positive cash flow at any time in the future.

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

It may become more difficult to sell our stock in the public market.

Our common stock is listed for quotation on the Nasdaq National Market.  To keep our listing on this market, we must meet Nasdaq’s listing maintenance standards.  If the bid price of our common stock falls below $1.00 for an extended period, or we are unable to continue to meet Nasdaq’s listing maintenance standards for any other reason, our common stock could be delisted from the Nasdaq National Market.  If our common stock were delisted, we likely would seek to list the common stock on the Nasdaq SmallCap Market, the American Stock Exchange or on a regional stock exchange.  Listing on such other market or exchange could reduce the liquidity for our common stock.  If our common stock were not listed on the SmallCap Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock.  If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock.  A delisting from the Nasdaq National Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities.  Consequently, removal from the Nasdaq National Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market.  In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on the Nasdaq National Market.  While the penny stock rules should not affect the quotation of our common stock on the Nasdaq National Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market.  During the third quarter of 2002 the market price of our stock has traded below $5.00 per share.

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

We began production of Nomad, our first commercial product, in December 2001.  Through June 2002, we have not built Nomads in the volumes necessary for profitable production.  We must improve our manufacturing processes and efficiency to build Nomads profitably.

In addition, we have developed demonstration units incorporating the retinal scanning technology, and demonstration units have been built using the optical materials technology.  However, we must undertake additional research, development and testing before we are able to produce additional products for commercial sale.  Product development delays or the inability to enter into relationships with potential product development partners may delay or prevent us from introducing products for commercial sale.

If we are unable to adequately protect our proprietary technology with patents and other intellectual property rights, we may be unable to compete with other companies.

Our success will depend in part on our ability and the ability of the University of Washington and our other licensors to maintain the proprietary nature of the retinal scanning display and related technologies.  We also rely on proprietary optical materials technology licensed from the University of Washington.  Although our licensors have patented and applied for patents on various aspects of the retinal scanning display technology and applied for patents on various aspects of the optical materials technology, and although we have patented and continue to file our own patent applications covering retinal scanning display features, optical materials technology and related technologies, we cannot be certain as to the degree of protection offered by these patents or as to the likelihood that patents will be issued from the pending patent applications.  Moreover, these patents may have limited commercial value or may lack sufficient breadth to protect adequately the aspects of our technology to which the patents relate.  We cannot be certain that our competitors, many of which have substantially greater resources than us and have made substantial investments in competing technologies, will not apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell products incorporating our technologies.

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

We are aware of several patents held by third parties that relate to certain aspects of retinal scanning displays.  These patents could be used as a basis to challenge the validity, limit the scope, or limit our ability to obtain additional or broader patent rights of our patents or patents we have licensed.  A successful challenge to the validity of our patents or patents we have licensed could limit our ability to commercialize the retinal scanning display technology and, consequently, materially reduce our revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us with respect to current and future technology.  Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually be issued with claims that will be infringed by our products or the retinal scanning display technology.  The defense and prosecution of a patent suit would be costly and time–consuming, even if the outcome were ultimately favorable to us.  An adverse outcome in the defense of a patent suit could subject us to significant cost, to require others and us to cease selling products that incorporate retinal scanning display technology, to cease licensing the retinal scanning display technology, or to require disputed rights to be licensed from third parties.  Such licenses would increase our cost or may not be available at all.  Moreover, if claims of infringement are asserted against our future co–development partners or customers, those partners or customers may seek indemnification from us for damages or expenses they incur.

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

We are developing our capability to manufacture products in commercial quantities.  Our success depends in part on our ability to provide our components and future products in commercial quantities at competitive prices.  Accordingly, we will be required to obtain access, through business partners or contract manufacturers, to manufacturing capacity and processes for the commercial production of our expected future products.  We cannot be certain that we will successfully obtain access to sufficient manufacturing resources. Future manufacturing limitations of our suppliers could result in a limitation on the number of products incorporating our technology that we are able to produce.

If we cannot manufacture products at competitive prices, our financial results will be adversely affected.

To date, we have produced limited quantities of Nomad, and demonstration units for research, development and demonstration purposes.  The cost per unit for these units currently exceeds the level at which we could expect to profitably sell these products.  If we cannot lower our cost of production, we may face increased demands on our financial resources, possibly requiring additional equity and/or debt financing to sustain our business operations.

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

As of July 31, 2002, we had outstanding:

•                  options to purchase an aggregate of 5,588,836 shares of common stock, and

•                  warrants to purchase 837,363 shares of common stock.

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

Our ability to successfully offer products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have significantly expanded the scope of our operations. The growth in business and relationships with customers and other third parties has placed and will continue to place a significant strain on our management systems and resources. We will need to continue to improve our financial and managerial controls, reporting systems and procedures and will need to continue to train and manage our work force.

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

The optical switching market is a highly competitive market.  Other companies, that have substantially greater financial, technical and other resources than us, are working on competing technologies.  Because of their greater resources, our competitors may develop products or technologies that are superior to our own.  The introduction of superior competing products or technology could cause our optical materials technology not to become commercially viable, which could reduce the value of our business.

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

We expect the current downturn in the telecommunications sector will have the following effects on Lumera:

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
MARKET RISK

Substantially all of the Company’s cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates.  Due to the generally short-term maturities of these investment securities, the Company believes that the market risk arising from its holdings of these financial instruments is not material.  A one-percent change in market interest rates would have approximately a $131,000 impact on the fair value of the investment securities.

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

The weighted average maturities of cash equivalents and investment securities available-for-sale as of June 30, 2002, are as follows.

	Amount	Percent
Cash and equivalents	$1,132,000	4.9%
Less than one year	15,590,000	67.1%
One to two years	5,463,000	23.5%
Two to three years	1,053,000	4.5%
	$23,238,000	100.0%

Presently, all of the Company’s development contract payments are denominated in U.S. dollars and, consequently, the Company believes it has no foreign currency exchange rate risk.  However, in the future the Company may enter into development contracts in foreign currencies that may subject the Company to foreign exchange rate risk.  As of June 30, 2002 the Company has an open forward contract to purchase 12,745,000 Yen (approximately $100,000) which matures in September 2002.  The contract was entered into as a foreign currency hedge for a firm purchase commitment by the Company.  The transaction is accounted for as a fair value hedge as defined by FAS 133 “Accounting for Derivatives”.  The Company intends to enter into foreign currency hedges to offset the exposure to currency fluctuations when it enters into contracts denominated in foreign currencies.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Shareholder’s Meeting was held on May 20, 2002.  The following proposals were introduced and voted on:

Proposal No. 1 - Election of Directors

Name	Votes For	Votes Withheld
Richard F. Rutkowski	12,400,380	177,797
Stephen R. Willey	12,400,380	177,797
Richard A. Raisig*	12,400,380	177,797
Jacqueline Brandwynne	12,400,380	177,797
Jacob Brouwer	12,400,380	177,797
Richard A. Cowell	12,400,380	177,797
Walter J. Lack	12,400,380	177,797
William A. Owens	12,400,380	177,797
Robert A. Ratliffe	12,400,380	177,797
Dennis Reimer	12,400,380	177,797

*Subsequent to the annual shareholders meeting Mr. Raisig resigned from the Board of Directors.  Mr. Raisig continues to serve as Vice President, Operations and Chief Financial Officer.

Proposal No. 2 - Proposal to amend the Company’s 1996 Stock Option Plan to increase the number of shares of common stock reserved for issuance under the plan.

For	3,839,603
Against	1,789,902
Abstained	13,191

Proposal No. 3 - Proposal to amend the Company’s Independent Director Stock Option Plan

For	4,243,421
Against	1,337,183
Abstained	62,093

Proposal No. 4 - Proposal to approve a special grant of options to purchase common stock made to the Independent Directors of the Company on October 24, 2001.

For	4,576,856
Against	999,390
Abstained	66,453

ITEM 6.

Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	1996 Independent Director Stock Option Plan, as Amended

10.2	1996 Stock Option Plan, as Amended

99.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18 United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18 United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.

Date:  August 14, 2002

 /s/ Richard F. Rutkowski

Richard F. Rutkowski
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2002	/s/ Jeff Wilson
Jeff Wilson
Vice President, Accounting
(Principal Accounting Officer)

EXHIBIT INDEX

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

Exhibit Number	Description

10.1	1996 Independent Director Stock Option Plan, as Amended

10.2	1996 Stock Option Plan, as Amended

99.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18 United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18 United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002