Form 10-Q
period 2002-09-30
MICROVISION INC
filed 2002-11-13
CIK 65770

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

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

As of October 31, 2002, 15,154,400 shares of the Company’s common stock, no par value, were outstanding.

PART I

FINANCIAL INFORMATION

Item 1 -	Financial Statements (unaudited)

Consolidated Balance Sheet as of September 30, 2002 and December 31, 2001

Consolidated Statement of Operations for the three and nine months ended September 30, 2002 and 2001

Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2002 and 2001

Consolidated Statement of Cash Flows for the nine months ended September 30, 2002 and 2001

Notes to Consolidated Financial Statements

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

Item 4 –	Controls and Procedure

PART II

OTHER INFORMATION

Item 6 -	Exhibits and Reports on Form 8-K

Microvision, Inc.

Consolidated Balance Sheet

(In thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$10,763	$15,587
Investment securities, available-for-sale	9,719	18,065
Accounts receivable, net of allowances of $109 and $109	2,703	1,712
Costs and estimated earnings in excess of billings on uncompleted contracts	1,797	1,584
Inventory, net	994	99
Current restricted investments	11	102
Other current assets	3,096	2,302
Total current assets	29,083	39,451

Long-term investment, at cost	—	624
Property and equipment, net	8,027	8,960
Restricted investments	1,356	1,434
Receivables from related parties, net	2,243	2,252
Other assets	568	1,334
Total assets	$41,277	$54,055

Liabilities, Minority Interests and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,942	$1,613
Accrued liabilities	4,893	4,298
Allowance for estimated contract losses	155	155
Billings in excess of costs and estimated earnings on uncompleted contracts	179	60
Current portion of capital lease obligations	91	170
Current portion of long-term debt	62	57
Total current liabilities	7,322	6,353

Capital lease obligations, net of current portion	97	61
Long-term debt, net of current portion	185	232
Deferred rent, net of current portion	271	259
Total liabilities	7,875	6,905

Commitments and Contingencies	—	—

Minority Interests	9,176	14,824

Shareholders’ Equity
Common stock and paid-in capital, no par value, 31,250 shares authorized; 15,154 and 12,998 shares issued and outstanding	147,042	135,954
Deferred compensation	(1,693)	(2,803)
Subscriptions receivable from related parties	(183)	(321)
Accumulated other comprehensive income	266	427
Accumulated deficit	(121,206)	(100,931)
Total shareholders’ equity	24,226	32,326
Total liabilities, minority interests and shareholders’ equity	$41,277	$54,055

The accompanying notes are an integral part of these consolidated financial statements.

Microvision, Inc.

Consolidated Statement of Operations

(In thousands, except earnings per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Revenue	$4,186	$2,402	$12,724	$6,511

Cost of revenue	1,919	1,338	5,925	3,981
Gross margin	2,267	1,064	6,799	2,530

Research and development expense (exclusive of non-cash compensation expense of $253 and $257 for the three months and $753 and $608 for the nine months ended September 30, 2002 and 2001, respectively)	5,433	8,479	18,762	24,489

Marketing, general and administrative expense (exclusive of non-cash compensation expense of $197 and $294 for the three months and $610 and $1,261 for the nine months ended September 30, 2002 and 2001, respectively)	3,904	3,816	12,786	10,820
Non-cash compensation expense	450	551	1,363	1,869
Total operating expenses	9,787	12,846	32,911	37,178

Loss from operations	(7,520)	(11,782)	(26,112)	(34,648)

Interest income	235	553	854	1,982
Interest expense	(16)	(25)	(45)	(70)
Realized gain on sale of investment securities	—	295	—	295
Loss due to impairment of long-term investment	—	—	(624)	—

Loss before minority interests	(7,301)	(10,959)	(25,927)	(32,441)

Minority interests in loss of consolidated subsidiary	1,900	2,761	5,652	5,457

Net loss	$(5,401)	$(8,198)	$(20,275)	$(26,984)

Net loss per share - basic and diluted	$(0.37)	$(0.68)	$(1.48)	$(2.25)

Weighted-average shares outstanding - basic and diluted	14,512	12,010	13,700	11,967

The accompanying notes are an integral part of these consolidated financial statements.

Microvision, Inc.

Consolidated Statement of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Net loss	$(5,401)	$(8,198)	$(20,275)	$(26,984)

Other comprehensive income (loss) - Unrealized gain (loss) on investment securities, available-for-sale:
Unrealized holding gains (losses) arising during period	(7)	164	(161)	398
Less: reclassification adjustment for gains realized in net loss	—	(295)	—	(295)
Net unrealized gain (loss)	(7)	(131)	(161)	103
Comprehensive loss	$(5,408)	$(8,329)	$(20,436)	$(26,881)

The accompanying notes are an integral part of these consolidated financial statements.

Microvision, Inc.

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2002	2001

Cash flows from operating activities
Net loss	$(20,275)	$(26,984)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	2,112	1,707
Non-cash expenses related to issuance of stock, warrants, options and amortization of deferred compensation	1,362	1,870
Non-cash expenses related to issuance of stock for an exclusive license agreement	—	970
Impairment of long-term investment	624	—
Allowance for receivables from related parties	500	—
Minority interests in loss of consolidated subsidiary	(5,652)	(5,457)
Non-cash deferred rent	12	13
Allowance for estimated contract losses	—	(140)
Change in:
Accounts receivable	(991)	149
Costs and estimated earnings in excess of billings on uncompleted contracts	(213)	845
Inventory	(895)	—
Other current assets	(794)	(750)
Other assets	14	(58)
Accounts payable	329	(358)
Accrued liabilities	595	2,621
Billings in excess of costs and estimated earnings on uncompleted contracts	119	(359)
Net cash used in operating activities	(23,153)	(25,931)

Cash flows from investing activities
Sales of investment securities	8,311	17,069
Purchases of investment securities	(126)	(5,439)
Sales of restricted investment securities	1,525	1,173
Purchases of restricted investment securities	(1,356)	—
Advances to related parties	(491)	(1,277)
Purchases of property and equipment	(1,074)	(3,084)
Net cash provided by investing activities	6,789	8,442

Cash flows from financing activities
Principal payments under capital leases	(148)	(257)
Principal payments under long-term debt	(42)	(39)
Payments received on subscriptions receivable	138	80
Net proceeds from issuance of common stock	11,592	1,147
Net proceeds from sale of subsidiary’s equity to minority interests	—	21,242
Net cash provided by financing activities	11,540	22,173

Net increase (decrease) in cash and cash equivalents	(4,824)	4,684
Cash and cash equivalents at beginning of period	15,587	7,307

Cash and cash equivalents at end of period	$10,763	$11,991

Supplemental disclosure of cash flow information

Cash paid for interest	$45	$70

Supplemental schedule of non-cash investing and financing activities

Property and equipment acquired under capital leases	$105	$56

Effect of change in interest in subsidiary from issuance of subsidiary common stock	$—	$3,001

The accompanying notes are an integral part of these consolidated financial statements.

MICROVISION, INC.

Notes to Consolidated Financial Statements

September 30, 2002

Management’s Statement

The Consolidated Balance Sheet as of September 30, 2002, the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2002 and September 30, 2001, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and September 30, 2001 have been prepared by Microvision, Inc. (the “Company”) and have not been audited.  In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 2002 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the SEC.  You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.  The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of Microvision, Inc. and Lumera Corporation (“Lumera”).  As of September 30, 2002 and December 31, 2001, Microvision owned 76% of the outstanding common stock and 11% of the mandatorily redeemable convertible preferred stock of Lumera.  The balance of Lumera’s outstanding capital stock is owned by its directors, Microvision employees, the University of Washington (“UW”) and other investors unaffiliated with Microvision.  Lumera’s losses were first allocated to its common shareholders until such losses exceeded its common equity and then to its preferred shareholders pro rata in accordance with their respective ownership interests.  All material intercompany accounts and transactions have been eliminated in consolidation.

Inventory

Inventory at September 30, 2002 and December 31, 2001 consisted of the following:

	September 30, 2002	December 31, 2001
Raw materials	$684,000	$99,000
Work in process	61,000	—
Finished goods	249,000	—
Inventory, net	$994,000	$99,000

The inventory at both September 30, 2002 and December 31, 2001 consisted primarily of raw materials for Nomad production.  Inventory is stated at the lower of cost or market, with cost determined on a weighted average basis.  Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

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

Receivables from Related Parties

The Board of Directors authorized the Company to provide an unsecured lines of credit to each four of the Company’s senior officers.  The limit of each line of credit is three times the respective executive’s base salary less any amounts outstanding under the Company’s Executive Option Exercise Loan Plan.  In October 2001 and July 2002, the Board of Directors authorized an additional $500,000 and $200,000, respectively, to the limit for one of the senior officers.

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

Net Loss Per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods.  Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding.  Diluted net loss per share for the periods ended September 30, 2002 and 2001 is equal to basic net loss per share because the effect of potential common stock equivalents outstanding during the periods, including options and warrants, is anti-dilutive.

The components of basic and diluted earnings per share were as follows (in thousands except earnings per share data):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Numerator:
Net loss available	$(5,401)	$(8,198)	$(20,275)	$(26,984)
Denominator:
Basic and diluted weighted-average common shares outstanding	14,512	12,010	13,700	11,967

Basic and diluted net loss per share	$(.37)	$(.68)	$(1.48)	$(2.25)

As of September 30, 2002 and 2001, the Company had outstanding options and warrants to purchase 6,587,000 and 4,157,000 shares of common stock, respectively.  As of September 30, 2002 and 2001, Lumera had outstanding options and warrants to purchase 781,700 and 775,300 shares of common stock respectively.

Equity

In March 2002, the Company raised $6,028,000, before issuance costs, from the sale of 524,000 shares of its common stock at a price of $11.50 per share to six investors.

In July 2002, the Company raised $3,000,000, before issuance costs, from the sale of 937,500 shares of Microvision common stock at $3.20 per share and fully vested five-year warrants to purchase 234,375 shares of common stock at an exercise price of $4.80 per share to two investors.

In August 2002, the Company raised $3,000,000, before issuance costs, from the sale of 686,500 shares of common stock at a price of $4.37 per share and fully vested five-year warrants to purchase 137,300 shares of common stock at an exercise price of $6.56 per share to two investors.

Segment Information

The Company is organized into two major segments - Microvision, which is engaged in the development and commercialization of retinal scanning displays and image capture technologies, and Lumera, which is engaged in the development and commercialization of optical systems components technology.  The segments were determined based on how management views and evaluates the Company’s operations.

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

	Three months ended September 30, 2002
	(in thousands)
	Microvision	Lumera	Eliminations	Total
Revenues	$3,920	$266	$—	$4,186
Interest income	190	45	—	235
Interest expense	16	—	—	16
Depreciation	496	262	—	758
Segment loss	5,166	2,135	(1,900)	5,401
Segment assets	36,879	10,867	(6,469)	41,277
Expenditures for capital assets	341	83	—	424

	Three months ended September 30, 2001
	(in thousands)
	Microvision	Lumera	Eliminations	Total
Revenues	$2,101	$301	$—	$2,402
Interest income	483	111	(41)	553
Interest expense	25	41	(41)	25
Depreciation	386	244	—	630
Segment loss	7,857	3,102	(2,761)	8,198
Segment assets	42,097	17,504	(6,505)	53,096
Expenditures for capital assets	332	149	—	481

	Nine months ended September 30, 2002
	(in thousands)
	Microvision	Lumera	Eliminations	Total

Revenues	$11,922	$802	$—	$12,724
Interest income	689	165	—	854
Interest expense	45	—	—	45
Depreciation	1,344	768	—	2,112
Segment loss	19,576	6,351	(5,652)	20,275
Segment assets	36,879	10,867	(6,469)	41,277
Expenditures for capital assets	807	267	—	1,074

	Nine months ended September 30, 2001
	(in thousands)
	Microvision	Lumera	Eliminations	Total

Revenues	$6,171	$340	$—	$6,511
Interest income	2,119	297	(434)	1,982
Interest expense	70	434	(434)	70
Depreciation	1,106	601	—	1,707
Segment loss	24,080	8,361	(5,457)	26,984
Segment assets	42,097	17,504	(6,505)	53,096
Expenditures for capital assets	1,292	1,792	—	3,084

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The Company will be required to adopt this statement for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS 146 will not have a material impact on its financial position, results of operations and cash flows.

Subsequent Event

On November 1, 2002 the Company announced a voluntary employee stock option exchange program for its employees.  Under the program, employees are given the opportunity to cancel outstanding stock options previously granted to them in exchange for replacement options to be granted at a future date, at least six months and a day from the cancellation date, which is planned for December 10, 2002.  Employees will generally receive fewer options based on the exercise price of the options exchanged and a tiered exchange rate.  The exercise price of the new options will be the higher of closing market price on the date of grant or $7.00 per share.

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

Overview

Microvision, Inc. (“Microvision” or the “Company”) develops information display and capture devices and related technologies.  The Company is developing and is commercializing technologies and products in three business categories relating to the delivery of images and information:

•                 Retinal Scanning Displays - Uses the retinal scanning display technology to display information onto the retina of the viewer’s eye.

•                 Image Capture Devices – Uses proprietary scanning technology to capture images and information in applications such as bar code readers or cameras.

•                 Electro-Optical Materials Technology - Uses a new class of organic non-linear materials technology that interact with, and can be used to change the properties of, light waves to transmit information.

Retinal Scanning Displays

The Company introduced Nomad™, a commercial version of a retinal scanning display, in December 2001.   The Company has also developed prototype retinal scanning display technology devices, including hand held color versions, head-worn, portable color versions as well as head-worn monochrome and color see-through versions, and is currently refining and developing its retinal scanning display technology for defense, medical, industrial and consumer applications.  The Company is commercializing its technology through the development of products it plans to distribute directly to customers and through value added resellers and original equipment manufacturers.  The Company also plans to supply personal display technology to original equipment manufactures.  The Company believes the retinal scanning display technology will be useful in a variety of applications, such as portable communications and visual simulation applications that will require images to be superimposed onto the user’s field of vision.  The Company expects that its retinal scanning display technology will allow for the production of highly miniaturized, lightweight, battery-operated displays that can be held or worn comfortably.

The Company’s retinal scanning display technology includes proprietary technology developed by the Company, technology licensed from other companies and technology licensed from the University of Washington.

Image Capture Devices

The Company introduced the Flic™ product, a low cost hand held bar code scanner, in September 2002.  The Company is currently contracting with resellers, supplying demonstration units to potential customers and taking orders for Flic.  The Company is in the final stages of design verification testing, and plans to start production after design verification testing has been satisfactorily completed.  The Company developed Flic using its proprietary scanner technology.  Flic is targeted at commercial applications and allows the user to record information in a way that is both easy and fast.  The Company is also developing products that capture images using the Company’s proprietary scanning technology.  The Company believes that the basic scanning components of the retinal scanning display system can be used to develop products, such as bar code readers and miniature high-resolution cameras, that have higher performance and lower cost than those currently available.

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

Plan of Operation

The Company plans to sell Nomad to customers in general aviation, industrial, medical and defense sectors.  The Company plans to sell Nomad directly to end-users and through value added resellers who will develop applications using Nomad and through original equipment manufacturers.  As of September 30, 2002, the Company had entered into agreements with 30 value added resellers to distribute Nomad.

The Company introduced Flic, a hand held bar code scanner, in September 2002.  Flic is produced by a contract manufacturer.  The Company plans to distribute Flic through the same channels as existing bar code products including resellers and original equipment manufacturers.

In August 2002, Lumera announced that it had designed and manufactured an optical modulator that outperforms existing products in power consumption, optical loss and device size.  Lumera believes that its Optical Materials technology is well suited to the manufacture of highly complex, highly integrated optical systems.  The first product planned for introduction is a high-speed electro-optical (“EO”) modulator that will provide a direct replacement for currently available lithium niobate modulators.  The function of an EO modulator is to encode data onto laser beams that carry and deliver data throughout optical fiber networks.  Lumera’s Optical Materials and devices can be designed to optimize performance for a specific application.  In addition, the Optical Materials technology has potential applications in a broad range of optical networking components.

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

The Company also intends to continue entering into strategic relationships with systems integrators and original equipment manufacturers to pursue the development of commercial products incorporating the Company's technologies.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenue.  The Company earns revenue from performance on development contracts, sales of demonstration products, and sales of Nomad.  Revenue in the three months ended September 30, 2002 increased by $1.8 million, or 74%, to $4.2 million from $2.4 million in the same period in 2001. For the three months ended September 30, 2002, 83% of revenue was derived from performance on development contracts with the United States government, 14% from performance on development contracts with commercial customers and the remainder from sales of Nomad units.

In August 2002, the Company entered into a $1.1 million contract modification with the U.S. Army’s Medical Research and Material Command, Telemedicine and Advanced Technology Research Center to continue to develop a mobile wireless personal display for medical applications.

The backlog of development contracts and product orders at September 30, 2002 was $4.0  million, all of which are scheduled for completion during the next twelve months.  The backlog is comprised of development contracts, including amendments thereto, that were entered into through September 30, 2002.

Cost of Revenue.  Cost of revenue includes both the direct and allocated indirect costs of performing on development contracts and producing Nomad. Indirect costs include staff and related support costs associated with building the Company’s technical capabilities and capacity to perform on development contracts the Company expects to enter into in the future.

Cost of revenue for the three months ended September 30, 2002 increased by $581,000, or 43%, to $1.9 million from $1.3 million in the same period in 2001.  Total direct costs for the three months ended September 30, 2002 increased by approximately 45% over the same period in 2001.  The direct labor component of direct costs for the three months ended September 30, 2002 increased by approximately 100% over the same period in 2001.  The increase in direct costs was principally a result of the higher volume of contract work performed during the three months ended September 30, 2002 compared to the same period in 2001.

Research and development overhead is allocated to both cost of revenue and research and development expense based on the proportion of direct labor cost incurred in cost of revenue and research and development, respectively.  As a result of the higher direct labor cost in cost of revenue for the three months ended September 30, 2002 approximately 65% more overhead was allocated to cost of revenue than in the same period in 2001.

The Company is in the early phase of Nomad production and the design and manufacturing processes are not sufficiently mature to support "commercial production" as described in SFAS No. 2 “Accounting for Research and Development Cost.”  The Company’s costs to produce Nomad units during the three months ended September 30, 2002 were substantially higher than product revenue.  The Company has classified production cost in excess of product revenue as research and development expense.  When the Nomad design and production processes reach a level to support commercial production all manufacturing costs will be included in cost of revenue.

The Company expects that cost of revenue on an absolute dollar basis will increase in the future.  This increase is expected to result from anticipated sales of commercial products and additional development contract work that the Company expects to perform.  The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract and product mix, the cost of future products and the levels of direct and indirect costs incurred.

Research and Development Expense.  Research and development expense consists of:

•                  Compensation related costs of employees and contractors engaged in internal research and product development activities,

•                  Laboratory operations, outsourced development and processing work,

•                  Fees and expenses related to patent applications, prosecution and protection, and

•                  Related operating expenses.

Included in research and development expenses are costs incurred in acquiring and maintaining licenses of technology from other companies and universities.

Research and development expense in the three months ended September 30, 2002 decreased by $3.0 million, or 36%, to $5.4 million from $8.5 million in the same period in 2001.

Due to the higher volume of work performed on revenue contracts during the three months ended September 30, 2002, less research and development work was performed than in the same period in 2001.  In addition, more indirect research and development costs were allocated to cost of revenue than in the same period in 2001.

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

The Company expects that the amount of spending on research and product development will remain high as the Company:

•                  Continues development and commercialization of the Company’s retinal scanning display technology,

•                  Accelerates development of microdisplays and imaging products to meet emerging market opportunities, and

•                  Develops and commercializes the Optical Materials technology,

•                  Pursues other potential business opportunities.

Marketing, General and Administrative Expense.  Marketing, general and administrative expense includes compensation and support costs for sales, marketing, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The Company’s marketing activities include corporate and product awareness campaigns, such as website development and participation at trade shows; corporate communications initiatives; and working with potential customers and joint venture partners to identify and evaluate product applications in which the Company’s technology could be integrated or otherwise used.

Marketing, general and administrative expenses in the three months ended September 30, 2002 increased by $88,000, or 2%, to $3.9 million from $3.8 million in the same period in 2001.  The increase includes increases in compensation expenses and support costs for employees and contractors.  The Company expects marketing, general and administrative expenses to increase, commensurate with increases in revenue, in future periods as the Company:

•                        Adds to its sales and marketing staff,

•                        Makes additional investments in sales and marketing activities, and

•                        Increases the level of corporate and administrative activity.

Non-Cash Compensation Expense.  Non-cash compensation expense in the three months ended September 30, 2002 decreased $101,000, or 18%, to $450,000 from $551,000 in the same period in 2001.

The following table shows the major components of non-cash compensation expense for the three months ended September 30, 2002 and 2001, respectively.

	Three months ended September 30,
	2002	2001
Lumera stock issued to the University of Washington	$251,000	$251,000
Company and Lumera stock options issued to consultants	152,000	182,000
Company and Lumera stock options issued to employees	47,000	85,000
Stock issued to Independent Directors	—	33,000
	$450,000	$551,000

Interest Income and Expense.  Interest income in the three months ended September 30, 2002 decreased by $318,000, or 58%, to $235,000 from $553,000 in the same period in 2001.  This decrease resulted primarily from lower average cash and investment securities balances in the three months ended September 30, 2002 than the average cash and investment securities balances in the same period of the prior year.

Interest expense in the three months ended September 30, 2002 was consistent with the same period in 2001 as the Company’s borrowings remained relatively constant.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenue.  The Company earns revenue from performance on development contracts, sales of demonstration products, and sales of Nomad.  Revenue in the nine months ended September 30, 2002 increased by $6.2 million, or 95%, to $12.7 million from $6.5 million in the same period in 2001. For the nine months ended September 30, 2002, 84% of revenue was derived from performance on development contracts with the United States government, 12% from performance on development contracts with commercial customers and the remainder from the sales of Nomad units.

Cost of Revenue.  Cost of revenue for the nine months ended September 30, 2002 increased by $1.9 million, or 49%, to $5.9 million from $4.0 million in the same period in 2001.  Total direct costs for the nine months ended September 30, 2002 increased approximately 35% from the same period in 2001.  The direct labor costs portion of direct cost for the nine months ended September 30, 2002 increased by approximately 140% over the same period in 2001.  The increase in direct labor cost resulted from a higher volume of contract work performed during the nine months ended September 30, 2002 compared to the same period in 2001.

Research and development overhead is allocated to both cost of revenue and research and development expense based on the proportion of direct labor cost incurred in cost of revenue and research and development, respectively.  As a result of the higher direct labor cost in cost of revenue for the nine months ended September 30, 2002, approximately 50% more overhead was allocated to cost of revenue than in the same period in 2001.

The Company is in the early phase of Nomad production and the design and manufacturing processes are not sufficiently mature to support "commercial production" as described in SFAS No. 2 “Accounting for Research and Development Costs.”  The Company’s costs to produce Nomad units during the nine months ended September 30, 2002 were substantially higher than product revenue.  The Company has classified production cost in excess of product revenue as research and development expense.  When the Nomad design and production processes reach a level to support commercial production all manufacturing costs will be included in cost of revenue.

Research and Development Expense.  Research and development expense in the nine months ended September 30, 2002 decreased by $5.7 million, or 23%, to $18.8 million from $24.5 million in the same period in 2001.  During the nine month period ended September 30, 2001 the Company recorded $3.6 million in expense relating to light source research performed for the Company by CREE Inc.  The Company’s research agreement with Cree ended in April 2002, resulting in a $2.2 million cost reduction in the nine-month period ended September 30, 2002.

The decrease in research and development expense is also partially a result of a license fee paid to the University of Washington in February 2001 for the HALO technology.  The HALO technology involves the projection of data and images onto the inside of a dome that is placed over the viewer’s head.  In February 2001, the Company issued 37,000 shares of Common Stock valued at $1.0 million and paid $100,000 to the University of Washington as final payment for the license.

The decrease in the Cree research and HALO license fee expenses was offset in part by increases in other costs, which reflect the continued implementation of the Company’s operating plan, which calls for building technical staff and supporting activities, establishing and equipping in-house laboratories, and developing and maintaining intellectual property.

As discussed above, due to the higher volume of work performed on revenue contracts, more indirect research and development costs were allocated to cost of revenue during the nine months ended September 30, 2002 than in the comparable period in 2001.

Marketing, General and Administrative Expense.  Marketing, general and administrative expenses in the nine months ended September 30, 2002 increased by $2.0 million, or 18%, to $12.8 million from $10.8 million in the same period in 2001.  The increase includes increases in compensation expenses and support costs for employees and contractors.  The Company expects marketing, general and administrative expenses to increase substantially in future periods as the Company:

•                        Adds to its sales and marketing staff,

•                        Makes additional investments in sales and marketing activities, and

•                        Increases the level of corporate and administrative activity.

During the nine months ended September 30, 2002, the Company determined that one of its senior officers may have insufficient net worth and short-term earnings potential to repay loans outstanding under the Company’s executive loan program.  The Company recorded an allowance for doubtful accounts for receivables from related parties of $500,000 in the nine months ended September 30, 2002.

Non-Cash Compensation Expense.  Non-cash compensation expense in the nine months ended September 30, 2002 decreased $506,000, or 27%, to $1.4 million from $1.9 million for the same period in 2001.

The following table shows the major components of non-cash compensation expense for the nine months ended September 30, 2002 and 2001, respectively.

	Nine months ended September 30,
	2002	2001
Lumera stock issued to the University of Washington	$752,000	$594,000
Company and Lumera stock options issued to consultants	380,000	752,000
Company and Lumera stock options issued to employees	173,000	325,000
Stock and options issued to Independent Directors	58,000	198,000
	$1,363,000	$1,869,000

Interest Income and Expense.  Interest income in the nine months ended September 30, 2002 decreased by $1.1 million, or 57%, to $854,000 from $2.0 million in the same period in 2001.  This decrease resulted primarily from lower average cash and investment securities balances in the nine months ended September 30, 2002 than the average cash and investment securities balances in the same period of the prior year.

Interest expense in the nine months ended September 30, 2002 was consistent with the same period in 2001, as our borrowings remained relatively constant.

Loss on Long-Term Investment.  In December 1999, the Company invested $624,000 in Gemfire Corporation (“Gemfire”), a privately held corporation.  Gemfire is a developer of diode laser components for display and telecommunication applications.  The Company accounts for the investment using the cost method.  In June 2002, Gemfire announced a recapitalization plan that would reduce the value of the Company’s investment.  In June 2002, the Company recorded an impairment for the entire value of its investment in Gemfire.

Liquidity and Capital Resources

The Company has funded operations to date primarily through the sale of common stock, convertible preferred stock and, to a lesser extent, revenues from development contracts and product sales. At September 30, 2002, the Company had $20.5 million in cash, cash equivalents and investment securities.

Cash used in operating activities totaled $23.2 million during the nine months ended September 30, 2002, compared to $25.9 million during the same period in 2001.  Cash used in operating activities for each period resulted primarily from the net loss for the period.

Cash provided by investing activities totaled $6.8 million during the nine months ended September 30, 2002, compared to cash provided by investing activities of $8.4 million during the same period of 2001.  During the nine months ended September 30, 2002, the Company had net sales of investment securities of $8.2 million compared to net sales of investment securities of $11.6 during the same period in 2001.  The proceeds from the sales of investment securities were used to fund the Company’s operations.

The Company used $1.1 million for capital expenditures during the nine months ended September 30, 2002, compared to $3.1 million during the same period in 2001.  Historically, capital expenditures have been used to make leasehold improvements to leased office space and to purchase computer hardware and software, laboratory equipment and furniture and fixtures to support growth.

Cash provided by financing activities totaled $11.5 million during the nine months ended September 30, 2002, compared to $22.2 million during the same period in 2001.

During 2002, the Company raised $12.0 million before issuance cost through three sales of Microvision common stock and warrants to purchase Microvision common stock.  The details of the sales were:

•                  In March 2002, the Company raised $6.0 million before issuance costs, from the sale of 524,000 shares of its common stock at a price of $11.50 per share to six investors.

•                  In July 2002, the Company raised $3.0 million before issuance costs from the sale of 937,500 shares of Microvision common stock at $3.20 per share and fully vested five-year warrants to purchase 234,375 shares of common stock at a price of $4.80 per share to two investors.

•                  In August 2002, the Company raised $3.0 million before issuance cost, from the sale of 686,500 shares of common stock at a price of $4.37 per share and fully vested, five year warrants to purchase 137,300 shares of common stock at a price of $6.56 per share, to two investors.

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

In order to maintain exclusive rights under its license agreements with the University of Washington, the Company is obligated to make royalty payments to the University of Washington.  If the Company is successful in establishing OEM, co-development and joint venture arrangements, the Company expects that its partners will fund a portion of non-recurring engineering costs for product development.

Microvision and Lumera maintain separate cash and investment accounts.  Each company’s cash and investments are generally used to fund its separate business activities.

At September 30, 2002, the Company had combined cash, cash equivalents and investment securities balances of $20.5 million.  Based on its current operating plan, these funds will meet the Company’s cash requirements through the end of the first quarter of 2003.  In order to implement its operating plan thereafter, the Company will be required to raise additional funds.

The Company’s operating plan calls for the addition of sales, technical and other staff and the purchase of additional capital equipment.  The operating plan also provides for the development of strategic relationships with systems and equipment manufacturers.  The Company’s capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can, directly or through arrangements with OEMs, introduce products incorporating the retinal scanning display technology and the market acceptance and competitive position of such products.

In addition, actual expenses may be greater than estimated and the Company may require additional capital earlier than anticipated to:

•                  Meet unanticipated development difficulties.

•                  Accelerate the development of retinal scanning display technology and the Optical Materials technology, or

•                  Respond to competitive pressures.

There can be no assurance that additional financing will be available to the Company or that, if available, it will be available on acceptable terms on a timely basis.  If adequate funds are not available to satisfy either short-term or long-term capital requirements, the Company would be required to reduce operations substantially.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The Company will be required to adopt this statement for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS 146 will not have a material impact on its financial position, results of operations and cash flows.

Subsequent Event

On November 1, 2002 the Company announced a voluntary employee stock option exchange program for its employees.  Under the program, employees are given the opportunity to cancel outstanding stock options previously granted to them in exchange for replacement options to be granted at a future date, at least six months and a day from the cancellation date, which is planned for December 10, 2002.  Employees will generally receive fewer options based on the exercise price of the options exchanged and a tiered exchange rate.  The exercise price of the new options will be the higher of closing market price on the date of grant or $7.00 per share.  On November 1, 2002 the Company filed a Tender Offer statement on schedule with the Securities and Exchange Commission that fully describes the terms and conditions of the exchange offer.

Risk Factors Relating to the Company’s Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception and we anticipate an operating loss at least through the year ending December 31, 2003.  We cannot assure you that we will ever become or remain profitable.

•                  As of September 30, 2002, we had an accumulated deficit of $121.2 million.

•                  We incurred net losses of $39.5 million from inception through 1999, $26.6 million in 2000, $34.8 million in 2001 and $20.3 million during the nine months ended September 30, 2002.

The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered by companies formed to develop and market new technologies.  In particular, our operations to date have focused primarily on research and development of the retinal scanning display technology and development of demonstration units.  We introduced our first two commercial products during 2002.  We are unable to accurately estimate future revenues and operating expenses based upon historical performance.

We cannot be certain that we will succeed in obtaining additional development contracts or that we will be able to obtain customer orders for our products.  In light of these factors, we expect to continue to incur substantial losses and negative cash flow at least through 2003 and likely thereafter.  We cannot be certain that we will achieve positive cash flow at any time in the future.

We will require additional capital to continue to fund our operations and to implement our business plan.  If we do not obtain additional capital, we would be required to limit our operations significantly.  Raising additional capital may dilute the value of current stockholders’ shares.

Based on our current operating plan, we will need additional funds by the end of the first quarter of 2003 to continue to fund our operations, including working capital requirements, operating losses and capital expenditures, and implement our business plan, including to:

•                  Further develop the retinal scanning display and optical materials technologies,

•                  Add manufacturing capacity,

•                  Add to our sales and marketing staff,

•                  Develop and protect our intellectual property rights, and

•                  Fund long-term business development opportunities.

If additional funds are raised through the issuance of equity, convertible debt or similar securities, current shareholders may experience dilution and the securities issued to the new investors may have rights or preferences senior to those of the holders of our common stock.  We cannot be certain that we will be able to obtain financing when needed or on satisfactory terms, if at all.  If adequate funds are not raised, we would be required to limit our operations by significantly reducing our research and development and sales, marketing, general and administrative expenses, and to modify or abandon some or all of our business plan.

We cannot be certain that the retinal scanning display technology or products incorporating this technology will achieve market acceptance.  If the retinal scanning display technology does not achieve market acceptance, our revenues may not grow.

Our success will depend in part on customer acceptance of the retinal scanning display technology.  The retinal scanning display technology may not be accepted by manufacturers who use display technologies in their products by systems integrators who incorporate our products into their products, or by consumers of these products. To be accepted, the retinal scanning display technology must meet the expectations of our potential customers in the defense, medical, industrial and consumer markets.  If our technology fails to achieve market acceptance, we may not be able to continue to develop the retinal scanning display technology.

It may become more difficult to sell our stock in the public market.

Our common stock is listed for quotation on the Nasdaq National Market.  To keep our listing on this market, we must meet Nasdaq’s listing maintenance standards.  If the bid price of our common stock falls below $1.00 for an extended period, or we are unable to continue to meet Nasdaq’s listing maintenance standards for any other reason, our common stock could be delisted from the Nasdaq National Market.  If our common stock were delisted, we likely would seek to list the common stock on the Nasdaq SmallCap Market, the American Stock Exchange or on a regional stock exchange.  Listing on such other market or exchange could reduce the liquidity for our common stock.  If our common stock were not listed on the SmallCap Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock.  If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock.  A delisting from the Nasdaq National Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities.  Consequently, removal from the Nasdaq National Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market.  In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on the Nasdaq National Market.  While the penny stock rules should not affect the quotation of our common stock on the Nasdaq National Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market.  During the third and fourth quarter of 2002 the market price of our stock has traded below $5.00 per share.

Our lack of the financial and technical resources relative to our competitors may limit our revenues, potential profits and overall market share.

Our current products and potential future products will compete with established manufacturers of existing products and companies developing new technologies.  Many of our competitors have substantially greater financial, technical and other resources than us.  Because of their greater resources, our competitors may develop products or technologies that are superior to our own.  The introduction of superior competing products or technologies could result in reduced revenues, lower margins or loss of market share, any of which could reduce the value of our business.

We may not be able to keep up with rapid technological change and our financial results may suffer.

The information display industry and the optical switching industry have been characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards.  Our success will depend upon our ability to further develop the retinal scanning display and the optical materials technologies and to cost effectively introduce new products and features in a timely manner to meet evolving customer requirements and compete with competitors’ product advances.  We may not succeed in these efforts because of:

•                  delays in product development,

•                  lack of market acceptance for our products, or

•                  lack of funds to invest in product development and marketing.

The occurrence of any of the above factors could result in decreased revenues and market share.

We could face lawsuits related to our use of the retinal scanning display technology or other technologies.  Defending these suits would be costly and time consuming.  An adverse outcome in any such matter could limit our ability to commercialize our technology and products, reduce our revenues, and increase our operating expenses.

We are aware of several patents held by third parties that relate to certain aspects of retinal scanning displays and image capture products.  These patents could be used as a basis to challenge the validity, limit the scope, or limit our ability to obtain additional or broader patent rights of our patents or patents we have licensed.  A successful challenge to the validity of our patents or patents we have licensed could limit our ability to commercialize the retinal scanning display technology and other technologies and, consequently, materially reduce our revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us with respect to current and future technology.  Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually be issued with claims that will be infringed by our products or the retinal scanning display technology.  The defense and prosecution of a patent suit would be costly and time consuming, even if the outcome were ultimately favorable to us.  An adverse outcome in the defense of a patent suit could subject us to significant cost, to require others and us to cease selling products that incorporate retinal scanning display technology, to cease licensing the retinal scanning display technology, or to require disputed rights to be licensed from third parties.  Such licenses, if available, would increase our operating expenses.  Moreover, if claims of infringement are asserted against our future co-development partners or customers, those partners or customers may seek indemnification from us for damages or expenses they incur.

Our planned future products are dependent on advances in technology by other companies.

We rely on and will continue to rely on technologies, such as light sources and optical components that are developed and produced by other companies.  The commercial success of certain of our planned future products will depend in part on advances in these and other technologies by other companies.  Due to the current business environment many companies that are developing new technologies are reducing expenditures on research and development.  This may delay the development and commercialization of components we would use to manufacture certain of our planned future products.

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

We began production of Nomad, our first commercial product, in December 2001.  Through September 2002, we have not built and sold Nomads in the volumes necessary for profitable production.  We must improve our manufacturing processes and efficiency to build Nomads profitably.

In September 2002, we introduced Flic, our second commercial product.  Flic is currently produced by a contract manufacturer.  We have not built Flic in the volumes necessary for profitable production.  We must work with our contract manufacturer to improve the manufacturing process and efficiencies to build Flic profitably.

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

To date, we have produced limited quantities of Nomad and Flic, and demonstration units for research, development and demonstration purposes.  The cost per unit for these units currently exceeds the level at which we could expect to profitably sell these products.  If we cannot lower our cost of production, we may face increased demands on our financial resources, possibly requiring additional equity and/or debt financing to sustain our business operations.

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

As of October 31, 2002, we had outstanding:

•                  options to purchase an aggregate of 5,602,000 shares of common stock, and

•                  warrants to purchase 974,700 shares of common stock.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company’s cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates.  Due to the generally short-term maturities of these investment securities, the Company believes that the market risk arising from its holdings of these financial instruments is not material.  A one-percent change in market interest rates would have approximately a $101,000 impact on the fair value of the investment securities.

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

The weighted average maturities of cash equivalents and investment securities available-for-sale as of September 30, 2002, are as follows.

	Amount	Percent
Cash and equivalents	$5,343,000	26.1%
Less than one year	11,547,000	56.4%
One to two years	3,592,000	17.5%
	$20,482,000	100.0%

Presently, all of the Company’s development contract payments are denominated in U.S. dollars and, consequently, the Company believes it has no foreign currency exchange rate risk.  However, in the future the Company may enter into development contracts in foreign currencies that may subject the Company to foreign exchange rate risk.  As of September 30, 2002 the Company has an open forward contract to purchase 5,098,000 Yen (approximately $43,000) which matures in November 2002.  The contract was entered into as a foreign currency hedge for a firm purchase commitment by the Company.  The transaction is accounted for as a fair value hedge as defined by FAS 133 “Accounting for Derivatives”.  The Company intends to enter into foreign currency hedges to offset the exposure to currency fluctuations when it enters into transactions denominated in foreign currencies.

ITEM 4.      CONTROLS AND PROCEDURE

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed the following current reports on Form 8-K during the quarter ended September 30, 2002:

Current report on Form 8-K for the event of August 23, 2002, as filed with the SEC on August 27, 2002;

Current report on Form 8-K for the event of August 12, 2002, as filed with the SEC on August 12, 2002; and

Current report on Form 8-K for the event of July 22, 2002, as filed with the SEC on July 23, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.

Date: November 13, 2002	/s/ Richard F. Rutkowski
Richard F. Rutkowski
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2002	/s/ Jeff Wilson
Jeff Wilson
Vice President, Accounting
(Principal Accounting Officer)

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard F. Rutkowski, Chief Executive Officer and Director of the Company, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Microvision, Inc. (the “registrant”) for the period ended September 30, 2002;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ RICHARD F. RUTKOWSKI
Chief Executive Officer

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard A. Raisig, Chief Financial Officer of the Company, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Microvision, Inc. (the “registrant”) for the period ended September 30, 2002;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ RICHARD A. RAISIG
Chief Financial Officer

EXHIBIT INDEX

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

Exhibit Number	Description

99.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002

99.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002