Form 10-K
period 2002-12-31
MICROVISION INC
filed 2003-03-26
CIK 65770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-21221

MICROVISION, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1600822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19910 North Creek Parkway, Bothell, Washington	98011
(Address of principal executive offices)	(Zip Code)

(425) 415-6847
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 10, 2003 was approximately $60,621,000 (based on the closing price for the registrant’s Common Stock on the Nasdaq National Market of $3.77 per share).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Act of 1933. Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2002 was approximately $62,533,000 (based on the closing price for the registrant’s Common Stock on the Nasdaq National Market of $5.23 per share).

The number of shares of the registrant’s Common stock outstanding as of March 10, 2003 was 17,799,000.

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s Annual Meeting of Shareholders to be held on June 2, 2003 are incorporated herein by reference into Part III, of this report.

PART I

Preliminary Note Regarding Forward-Looking Statements

The information set forth in this report in Item 1  “Description of Business” and in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by that section.  Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company, as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.  Certain factors that realistically could cause actual results to differ materially from those projected in the forward-looking statements are set forth in Item 1 “Description of Business – Risk Factors Related to the Company’s Business.”

ITEM 1.                                                     DESCRIPTION OF BUSINESS

Overview

Microvision, Inc. (“Microvision” or the “Company”) designs and markets information display and capture products and component technologies.  The Company is developing and seeks to commercialize technologies and products in two business segments relating to the display, capture and transmission of information:

•             Microvision Segment –    Develops and commercializes the scanned beam technology for information displays and image capture products

•                  Lumera Segment –         Develops and commercializes a new class of organic non-linear chromophore materials, which can be used to change the properties of light waves used to transmit information.

Financial information for these segments is included in Part II, Item 8 “Financial Statements” at Note 18.

Scanned Beam Displays

The Company is marketing the Nomad™ augmented vision system, a see-through monochrome head-worn display product that the Company introduced in 2001.  The Company has also developed prototype scanned beam displays, including hand-held and head-worn, color versions, and is currently refining and further developing its scanned beam display technology for defense, aerospace, industrial, medical and consumer applications.  The Company believes the scanned beam display technology may be useful in a variety of applications, including entertainment and consumer displays, mobile communications and computing and visual simulation applications that require images to be superimposed onto the user’s view of the external environment.  The Company expects that, in contrast to display solutions that use non-scanning technologies, its scanned beam display technology will enable the production of high quality displays that are small, lightweight and low power, and that can be held or worn comfortably.

The Company’s scanned beam technology includes proprietary technology developed by the Company, technology licensed from other companies and the Virtual Retinal Display™ technology licensed from the University of Washington.

Image Capture Devices

In September 2002, the Company introduced its Flic™ Laser Bar Code Scanner, a hand-held bar code scanner that uses proprietary scanning technology developed by the Company.  The Company believes that the basic scanning components of the scanned beam display technology may also be used to develop products, such as bar code readers and miniature high-resolution laser cameras that may have higher performance and lower cost than those currently available.

Electro-Optical Materials and Devices

In 2000, the Company formed a subsidiary company, Lumera Corporation (“Lumera”), to develop and commercialize a new class of non-linear organic electro-optical chromophore materials (“Optical Materials”) and devices that utilize the optical properties of these proprietary materials.  Optical Materials are materials that interact with and can be used to change the properties of light waves, including the speed and direction at which light waves travel.  Lumera believes that these materials and resulting devices could improve the performance and reduce the cost of electro-optic components used for fiber-optic telecommunications and data communications systems, phased-array antennas, optical computing and other photonics applications.

Microvision Segment

Technology

The Company develops prototypes to demonstrate both the technical and commercial feasibility of its scanned beam technology.  These prototypes are not commercial products or applications but rather are demonstrations of proposed products or applications.  The Company’s prototypes have demonstrated the technical feasibility of the scanned beam display system and the Company’s ability to miniaturize certain of its key components.  Additional work is in progress to achieve advances necessary for large-scale application, full-color capability in highly miniaturized versions and design of new architectures for specific applications.  Research and development expenses for the fiscal years ended December 31, 2002, 2001 and 2000 were $25.5 million, $31.9 million and $19.5 million, respectively, of which research and development expenses relating to the Microvision segment accounted for $18.4 million, $25.5 million and $18.3 million, respectively.  Substantially all of the Company’s revenue to date has been derived from performance on development contracts to develop the scanned beam display technology to meet customer specifications.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company’s scanned beam display technology is fundamentally different from existing commercialized display technologies in that it uses a single beam of light to create an image.

Scanned beam displays are usually worn or held and create an image, using a miniature video projector focused in the viewer’s eye. By continuously scanning a low power beam of light to create rows and columns of pixels on the retina of the eye, the scanned beam display creates a high resolution, full motion image that does not require an intermediate opaque screen.

The drive electronics of the scanned beam display acquire and process signals from the image or data source to control and synchronize the color mix and placement.  Color pixels are generated by modulated red, green and blue light sources from which the intensity of each is varied to generate a complete palette of colors and shades.  Optical elements direct the beam of light onto the retina of the viewer’s eye. The pixels are arranged by a horizontal scanner motion that rapidly sweeps the light beam to place the pixels into a row and a vertical scanner motion that moves the light beam downward where successive rows of pixels are drawn.  This process is continued until an entire field of rows has been placed and a full image appears to the user.

The image, in the form of light, is “directed” to the eye in much the same way as light is commonly “reflected” to the eye from our natural environment. It is possible to simultaneously “merge” the light that is reflected from the viewer’s ambient environment with light that is directed from the scanner.  This augmented vision display allows the user to annotate the user’s normal view with electronically displayed information. The user is able to retain full peripheral vision, and full hand-eye coordination while having electronic information displayed on the user’s field of view.

In applications where a worn or hand-held display is less suitable, the image can be focused to achieve a more conventional front or rear projection display. The screen may be opaque or it may be transparent, providing the user with a “head-out” capability and merging the electronic information with the view of the outside world. These form-factors could be used for applications that demand high brightness, high-resolution and long life in a rugged environment, such as automotive displays.  Scanned beam display technology could also be incorporated into other products such as video projectors, large-screen monitors, or rear-projection televisions or monitors.

Display Components

Scanned beam display technology consists of the following primary components:

Drive Electronics.  The drive electronics of the scanned beam display are the components that convert an image to a signal to drive the light sources and scanner to create the image.  The Company has identified three areas where additional development of the drive electronics is necessary:

•                  Further miniaturization using integrated circuits and improved packaging techniques.

•                  Refining the techniques of driving the light sources and scanners to improve display quality and reduce power consumption.

•                  Improving the compatibility of the drive electronics with existing and emerging video standards.  The Company’s current product and demonstration units are compatible with current North American video format standards and the output from most personal computers.

Light Sources.  The light source creates the light beam that paints the image on a screen or on the viewer’s eye.  In a full-color scanned beam display, red, green and blue light sources are modulated and mixed to generate the desired color and brightness.  Low power solid-state lasers, laser diodes and light-emitting diodes are suitable light sources for the scanned beam display.  Blue and green solid-state lasers are currently available but are useful only for scanned beam display applications where cost and size are less important.  Miniaturized visible laser diodes are currently commercially available only in red, although a number of other companies are developing blue laser diodes in anticipation of high volume consumer electronics applications.  Miniaturized light-emitting diodes are less expensive and consume less power than laser diodes.  The Company is working with other companies that have developed custom red, blue and green light-emitting diodes that provide sufficient brightness for many scanned beam display applications. The Company has built  working prototype full-color scanned beam displays with these light-emitting diodes.

The Company expects to continue using laser diodes for augmented vision and see-through projection display applications that require enhanced brightness.  The Company intends to rely on third party developments or to contract with other companies to continue development of the desired wavelengths of blue and green laser diodes.

Scanning. To produce an image, a horizontal and a vertical scanner or a single micro-electro-mechanical system (“MEMS”) bi-axial scanner directs the light beam that creates the image.  The Company currently uses these scanners in Nomad and other prototype displays.  The Company expects to continue development to reduce the size, cost and power consumption of the bi-axial MEMS scanner for use in miniature displays.

In a two scanner configuration, the Company uses its proprietary horizontal scan mechanical resonance scanner together with a commercially available galvanometer for the vertical axis.  In operation, the mechanical resonance scanner resembles a very small tuning fork with a mirrored surface.  It is tuned to resonate at the exact scanning frequency needed to generate the image, with very little power needed to keep it oscillating.  Directing the light beam at the vibrating mirror causes the light beam to be reflected rapidly back and forth horizontally.  The galvanometer also includes a moving mirror that is used to direct the pixels vertically from row to row, creating a full raster, or frame, of imagery. With the availability of both mechanical resonance scanner and MEMS scanning systems, the Company has achieved flexibility in developing optimal architectures for key resolution targets including SVGA and SXGA resolution.

Continued development of the scanning sub-system will be required to allow scanning capability for new standard video formats, including high definition television, as well as new digital video standards.  Existing designs for scanner and scanner electronics may prove inadequate at higher resolutions and may need to be replaced with alternative scanning methods.

Optics.  For applications where the scanned beam display is to be worn, it is desirable to have an exit pupil (the range within which the viewer’s eye can move and continue to see the image) of 10 to 15 millimeters.  The Company has developed optics designs that expand the exit pupil up to 15 millimeters. Additional design and engineering of the expanded exit pupil designs will improve the Company’s competitive position for commercial applications.  The Company has refined optics designs for both monocular (one-eye) and biocular (two-eye) systems.  The

Company also has developed a full “binocular” system, which incorporates two separate video channels (one for each eye) to provide the user with full stereoscopic viewing of three-dimensional imagery.  The Company’s ongoing optics development is directed at the creation of optical systems that exhibit lower distortion, are lighter weight and are more cost-effective to manufacture than previous optical systems.

Human Factors, Ergonomics and Safety

As part of its research and development activities, the Company conducts ongoing research as to the cognitive, physiological and ergonomic factors that must be addressed by products incorporating the scanned beam display technology and the safety of scanned beam display technology, including such issues as the maximum permissible laser exposure limits established by American National Standards Institute (“ANSI”).  Researchers from the University of Washington Human Interface Technology Lab have concluded that laser exposure to the eye resulting from use of the Company’s scanned beam displays under normal operating conditions would be below the calculated maximum permissible exposure level set by ANSI.  The Nomad display has been independently certified as a Class 1 laser product (“eye safe”) by Underwriters Laboratories.

Scanned Beam Displays

Industry Background

Information displays are the primary medium through which text and images generated by computer and other electronic systems are delivered to end-users.  While early computer systems were designed and used for tasks that involved little interaction between the user and the computer, today’s graphical and multimedia information and computing environments require information displays that have higher performance, smaller size and lower cost.

The market for display technologies also has been stimulated by the increasing popularity of hand-held computers, personal digital assistants and cellular phones; interest in simulated environments and augmented reality systems; and the recognition that an improved means of connecting people and machines can increase productivity and enhance the enjoyment of electronic entertainment and learning experiences.

For decades, the cathode ray tube has been the dominant display device.  The cathode ray tube creates an image by scanning a beam of electrons across a phosphor-coated screen, causing the phosphors to emit visible light.  The beam is generated by an electron gun and is passed through a deflection system that scans the beam rapidly left to right and top to bottom, a process called rastering.  A magnetic lens focuses the beam to create a small moving dot on the phosphor screen.  It is these rapidly moving spots of light (“pixels”) that raster or “paint” the image on the surface of the viewing screen.  The next generation of displays, flat panel displays, is now in widespread use in portable computers, calculators and other personal electronics devices. Flat panel displays can consist of hundreds of thousands of pixels, each of which is formed by one or more transistors acting on a crystalline material.

In recent years, as the computer and electronics industries have made substantial advances in miniaturization, manufacturers have sought lighter weight, lower power and more cost-effective displays to enable the development of smaller portable computers and other electronic devices.  Flat panel technologies have made meaningful advances in these areas.  Both cathode ray tubes and flat panel display technologies, however, pose difficult engineering and fabrication problems for more highly miniaturized, high-resolution displays because of inherent constraints in size, weight, cost and power consumption.  In addition, both cathode ray tubes and flat panel displays are difficult to see outdoors or in other settings where the ambient light is brighter than the light emitted from the screen.  Display mobility is also limited by size, brightness and power consumption.

The Company believes that, as display technologies attempt to keep pace with miniaturization and other advances in information delivery systems, conventional cathode ray tube and flat panel technologies will no longer be able to provide an acceptable range of performance characteristics, particularly the combination of high resolution, high level of brightness and low power consumption, required for state-of-the-art mobile computing or personal electronic devices.

Applications, Markets and Products

The Company has identified a variety of potential applications for its scanned beam display technology, including the following:

See-Through Display Applications Using Augmented Vision and Augmented Reality.  Augmented vision applications superimpose high contrast, monochromatic or color images and information on the user’s view of the surrounding environment as a means of enhancing the speed, precision or safety of the user’s performance of tasks.  For example, a head-worn display could superimpose critical patient information such as vital signs, EKG traces, reference materials, X-rays or MRI images in a surgeon’s field of vision, enabling the continual monitoring of vital information while focusing on the patient.  For military applications, troops could be equipped with field goggles that display maps, navigation information, or high definition imagery that could be viewed without blocking normal vision and could assist in threat detection, reconnaissance and other activities.

Augmented reality applications overlay targeting information on the user’s field of view.  The target maintains its position as the user’s point of reference changes.  For example, a head worn display could be used to overlay surgical navigation information on the patient.  The navigation information adjusts as the surgeon moves his head.

Occluded Display Applications Including Hand-Held or Worn Personal Communications Devices.  Manufacturers of wireless and cellular communications devices have identified the need for products that incorporate personal display units for viewing websites, electronic mail, fax and graphic images on highly miniaturized devices.  Existing display technologies have had difficulty satisfying this demand fully because of the requirements that such devices be highly miniaturized, full format, relatively low cost and offer high resolution without requiring high levels of battery power.  The Company expects that the range of potential products in this category may include digital camera electronic viewfinders, cellular phones, pagers, personal digital assistants and hand held computers.

The Company has targeted several market segments for these potential applications, including defense, aerospace, industrial, medical and consumer markets.  The following table identifies potential applications for products using the scanned beam display technology within each of these markets.

POTENTIAL MARKETS
POTENTIAL APPLICATIONS	Defense & Aerospace	Medical	Industrial	Consumer

Augmented Vision or Augmented Reality	Pilot Information Systems	Overlay of patient data during surgeries	Maintenance	Private viewing laptop display
	Tactical warfare data	“Head-down” viewing of patient vital information	Inventory control	Automotive Heads-up Display
	Personnel status monitor		Factory process control
	Marine vision		GPS machine control
Precision alignment

Handheld Communication Devices (“Reference Viewing”)	Command and control	Patient status monitoring	Maintenance and field service	Fax or E-mail viewing
	Tactical information systems	Low vision reading	Training	Internet access

	Portable maintenance	Surgical training		Gaming
	Public safety	Endoscopic surgeries		DVD viewing
Law enforcement
Battlefield simulation
Aircaft simulation

The Company is targeting early adopters of the scanned beam display technology who would achieve significant productivity or performance gains and associated cost savings.  The Company believes that military, aerospace, industrial and medical users will value the ability of personal scanned beam displays to provide augmented vision or augmented reality.  Similarly, the Company believes that users of wireless mobile devices, who have a need to receive critical or timely data through electronic mail, Internet or facsimile transmission, may value the performance characteristics that scanned beam display systems could deliver.

The Company has introduced a commercial product called Nomad.  Nomad is a monochrome, monocular display that the Company is marketing for augmented vision and augmented reality applications to aerospace, government /defense, industrial and medical customers. In addition, the Company continues to develop very bright and very high-resolution systems for defense aviation customers.

Image Capture Devices

Industry Background

The bar code industry is a mature, consolidating industry dominated by one company.  Bar code readers are used for a variety of applications including inventory control and retail checkout.  Most bar code readers in use today read one-dimensional bar codes, which are represented by a series of single vertical lines. There is a limit to the amount of information that can be stored in this one-dimensional code.  As companies need to store more information in the bar code, the industry has developed two-dimensional bar code symbology.  In order to read the two-dimensional symbology, bar code readers will require higher resolution and will become easier to use than those commonly available today.

The market for electronic image capture devices has grown significantly as the range of applications has grown.  These applications include automated data capture, machine vision-based inspection systems and image-based identity verification.  The current products that address these markets are based on pixellated light-to-charge or light-to-voltage converters such as CCD or CMOS arrays.  The Company believes that its scanned beam imaging engines have the potential to deliver superior performance at a lower price.

Applications, Markets and Products

The Company is applying its scanned beam and other proprietary technology to develop products that capture images and information, such as bar code readers and miniature high-resolution cameras.  The Company believes that certain components of the scanned beam technology can be used to develop both one-dimensional and two-dimensional bar code readers and miniature high resolution cameras that have higher performance and lower cost than those currently available.

Wand scanners are the least expensive type of bar code reading devices.  These devices are also the most difficult for the novice to use.  Hand-held laser and CCD scanners are easy to use but relatively expensive.  To address this issue the Company has developed Flic, a low cost hand-held bar code scanner that is as easy to use as more expensive laser scanners.  The device features a proprietary design that provides for lower power consumption and cost than those currently available. The Company is and expects to continue marketing Flic through established bar code distributors and selected original equipment manufacturers.  Flic may be used in established applications such as inventory and fixed asset tracking and point of sale terminals.  The Company plans to introduce a Bluetooth enabled wireless version of Flic during 2003.

Business Strategy

To date, substantially all of the Microvision segment’s revenue has been generated from development contracts.  Microvision’s customers have included both the United States government and commercial enterprises. In 2002, 82% of revenue was derived from performance on development contracts with the United States government, 15% from performance on development contracts with commercial customers and the remainder from sales of Nomad units. Each of Microvision’s contracts with the United States government can be terminated by the government for convenience at any time.

The Microvision segment had a backlog of $1.6 million at December 31, 2002 compared to a backlog of $6.0 million at December 31, 2001.  The backlog is composed primarily of development contracts, including amendments, entered into through December 31, 2002.  Microvision plans to complete all of the backlog contracts during 2003.

The Company’s objective is to be a leading provider of personal display and imaging technology in a broad range of professional and consumer applications.  Key elements of the Company’s strategy to achieve this objective include:

Strategic Partnering to Extend Marketing and Technical Reach

The Company’s key technologies have applications in several markets and products. The Company has contracted with, and plans to continue to pursue, strategic partners who can provide resources and services that otherwise would require substantial time and additional cost for the Company to develop independently. The Company will select strategic partners to provide support depending on the specific requirements of markets and products. Examples of activities that the Company plans to pursue through strategic partnering are:

Engineering Services to Develop Custom Products.  The Company expects that some customers will require unique designs for displays.  The Company expects that such relationships will generally involve a period of co-development during which engineering and marketing professionals from potential customers or original equipment manufacturers would work with the Company’s technical staff to specify, design and develop a product appropriate for the targeted market and application.  The Company would charge fees to its customers or original equipment manufacturers to compensate it for the costs of the engineering effort incurred on such development projects.  The nature of the relationships with such customers or original equipment manufacturers may vary from partner to partner depending on the proposed specifications for the scanned beam technology, the product to be developed, and the customers’ or original equipment manufacturers’ design, manufacturing and distribution capabilities.  The Company believes that by limiting its own direct manufacturing investment for consumer products, it will reduce the capital requirements and risks inherent in taking the scanned beam technology to the consumer market.

Manufacture and Sale of High Performance Products.  The Company anticipates providing high performance products to professional end-users in markets with lower product volume requirements.  The Company expects that end-users in this category will include professionals in defense, industry and medicine. Depending upon the circumstances, the Company may manufacture these products using standard component suppliers and contract manufacturers as required, may license its technology to original equipment manufactures or may seek to form one or more joint ventures to manufacture the products.

Sale of Components or “Engines” of Scanning Technology. Certain potential applications of the scanned beam display technology, such as electronic viewfinders, cellular phones or two-dimensional bar code readers could require integration of the Company’s technology with other unrelated technologies.  In markets requiring volume production of scanned beam components or subsystems that can be integrated with other components, the Company may provide designs for components, subsystems and systems to original equipment manufacturers under licensing agreements.

Licensing of Proprietary Technology to Original Equipment Manufacturers for Volume Manufacture of Products.  The Company believes that in consumer markets the ability of personal display products to compete effectively is largely driven by the ability to price aggressively for maximum market penetration.  Significant economies of scale in volume purchasing, manufacturing and distribution are important factors in driving costs down to achieve pricing objectives and profitability.  The Company’s plans to seek both initial license fees from such arrangements as well as ongoing per unit royalties.

Platform Model to Leverage Core Technologies

The Company is developing fundamental components of scanning technology that the Company believes will result in “modular engines” that, in turn, could be integrated to create commercial and defense products. Many of these potential products could share engines and other subsystems. Potential products could be customized by utilizing interchangeable components. The Company has currently defined the following key applications that could benefit from further development:

•                  High Performance Helmet-Mounted Displays

•                  Augmented Vision and Augmented Reality Displays

•                  Near-Eye, Mass-Market Occluded Displays

•                  Image Capture / Camera

•                  Projection Systems (Front- or Rear-Projection; Opaque or “Head-Up”)

As an example, products in any of these applications may utilize a common MEMS scanner to direct the beam of light.  A productivity display and a projection product may use the same MEMS scanner combined with different optics, photonic or drive electronic components.  The Company believes that this leverage of the MEMS scanner will allow greater economies of scale in its fabrication.

Development of an Intellectual Property Portfolio

The Company believes that it can enhance its competitive position by reducing the cost and improving the performance of its scanned beam technology and by developing an extensive portfolio of intellectual property and proprietary rights.  A key part of the Company’s technology development strategy includes developing and protecting (i) concepts relating to the function, design and application of the scanned beam display system; (ii) component technologies and integration techniques essential to the commercialization of the scanned beam display technology that are expected to reduce the cost and improve the performance of the system; and (iii) component technologies and integration techniques that reduce technical requirements and accelerate the pace of commercial development.  The Company is continuing to develop a portfolio of patents and proprietary processes and techniques that relate directly to the functionality and commercial viability of the scanned beam technology.

Microvision Segment Competition

The information display industry is highly competitive.  The Company’s products and the scanned beam display technology will compete with established manufacturers of miniaturized cathode ray tube and flat panel display devices.  Most of the Company’s competitors use a small screen placed in the viewer’s field of vision and rely on optics to expand the image.  In contrast, the Company’s technology allows images to be painted on the retina of the viewer’s eye with no screen to block the viewer’s field of vision.  The Company believes that its displays could provide higher brightness than competing devices and technologies and could provide true “see through” capability.  The Company also believes that the manufacturing cost of displays using its scanned beam display technology could be less than that of competing technologies, due principally to the lower cost of raw materials associated with scanned beam display and lower capital investment to build high volume manufacturing capacity compared to other technologies.  However, the Company’s competitors include companies such as Sony Corporation and Texas Instruments Incorporated, most of which have substantially greater financial, technical and other resources than the Company and many of which are developing alternative miniature display technologies.  The Company also will compete with other developers of miniaturized display devices. There can be no assurance that the Company’s competitors will not succeed in developing information display technologies and products that could render the scanned beam display technology or the Company’s proposed products commercially infeasible or technologically obsolete.

The electronic information display industry has been characterized by rapid and significant technological advances.  There can be no assurance that the scanned beam display technology or the Company’s proposed products will remain competitive with such advances or that the Company will have sufficient funds to invest in new technologies, products or processes.  Although the Company believes that its scanned beam display technology and proposed display products could deliver images of a quality and resolution substantially better than those of commercially available miniaturized liquid crystal displays and cathode ray tube based display products, there is no assurance that manufacturers of liquid crystal displays and cathode ray tubes will not develop further improvements of screen display technology that would eliminate or diminish the anticipated advantages of the Company’s proposed products.

The Company competes with other companies in the display industry and other technologies for government funding.  In general, the Company’s government customers plan to integrate the Company’s technology into a larger program.  Ongoing contracts are awarded based on the Company’s past performance on government contracts, the customer’s progress in integrating the Company’s technology into the customer’s overall program objectives, and the status of the customer’s overall program.  Each of the Company’s government contracts can be terminated for convenience at any time.

The bar code scanning industry is also highly competitive.  The Company’s current and planned bar code products will compete with existing laser and wand type scanners produced by established bar code companies.  The Company’s products will compete on the basis of price and performance.  The bar code industry is dominated by Symbol Technologies.  Symbol

Technologies sells products that directly compete with the Company’s current and planned bar code products.

Lumera Segment

Technology

The Company believes that Lumera’s Optical Materials will overcome some of the fundamental limitations of materials currently used in electro-optical modulators.  The Optical Materials are designed and created by incorporating specifically designed, highly electro-active chromophores into optical wave-guide quality polymer materials to build materials systems that suit specific applications requirements. The Company believes the advantage of Lumera’s approach is that the Optical Materials can be chemically and physically designed to optimize performance for a specific application.

Business Strategy

To date, substantially all of the Lumera segment’s revenue has been generated from performance on development contracts with the United States government. Each of Lumera’s contracts with the United States government can be terminated by the government for convenience at any time.

The Lumera segment had a backlog of $1.0 million at December 31, 2002 compared to a backlog of $800,000 at December 31, 2001.  The backlog is composed of one development contracts, including amendments, entered through December 31, 2002.  Lumera plans to complete all of the backlog contract work during 2003.

Lumera has established and built in-house laboratories and a test facility to develop and characterize new materials, create new device designs and perform small-scale production of new devices and systems based on the Optical Materials.  As of December 31, 2002, Lumera had 34 full time employees including chromophore chemists, material scientists and device engineers.

Lumera is developing a high-speed electro-optical modulator that may provide a direct replacement for currently available lithium niobate modulators.  The function of an electro-optical modulator is to encode data into laser beams that carry and deliver that data throughout optical fiber networks.  Currently, external electro-optical modulators are made from several kinds of inorganic crystalline materials.  These materials include lithium niobate and semiconductor III-V materials such as gallium arsenide and indium phosphide.  These materials allow fast modulation for large volume data delivery, but have the disadvantage that they require relatively high voltages to operate.  The current performance levels of inorganic materials cannot be easily improved because they are limited by the intrinsic properties of such materials.

Lumera plans to develop optical components that offer increased speed, reduced size and cost, greater reliability, and more efficient operation than existing electro-optic component technologies.  Moreover, Lumera believes that its Optical Materials technology is well suited to the manufacture of highly complex, highly integrated optical systems.  In 2002, Lumera completed the prototype phase of a 10GHz optical modulator based on its proprietary Optical

Materials technology.  Lumera plans to deliver engineering samples of 10 GHz optical modulators in early 2004.    Prototype devices based on the Optical Material have achieved bandwidth in excess of 100GHz and operating voltages below 1v. in demonstrations at both commercial and government research labs.

Lumera Segment Competition

The electro-optical component industry is highly competitive.  Lumera’s products and the Optical Materials technology will compete with established manufacturers of electro-optical components, including companies such as Cisco and Nortel, most of which have substantially greater financial, technical and other resources than Lumera.  There can be no assurance that Lumera’s competitors will not succeed in developing electro-optical components that could render the Optical Materials technology or Lumera’s proposed products commercially infeasible or technologically obsolete.

Intellectual Property and Proprietary Rights

In 1993, the Company acquired the exclusive rights to the Virtual Retinal Display technology under a license agreement with the University of Washington.  Additional development of the Virtual Retinal Display technology took place at the University of Washington Human Interface Technology Laboratory pursuant to the Company’s research agreement. The University of Washington has received thirty-seven patents on the Virtual Retinal Display technology and has an additional fifteen U.S. patent applications pending in the United States and thirty foreign counterpart applications in certain foreign countries.  In addition, the University of Washington has three patents pending relating to the Optical Materials technology.

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

During 1998, the Company entered into a license agreement with a third party whereby the Company acquired the exclusive license to certain intellectual property related to the design and fabrication of microminiature devices using semiconductor fabrication techniques.  The licensor has received thirteen patents and has thirty-one patent applications pending pertaining to the Company’s field of use.

The Company also generates intellectual property as a result of its ongoing performance on development contracts and as a result of the Company’s internal research and development activities.  The Company has filed thirty-nine patent applications and received eighteen patents in its own name resulting from these activities.  The inventions covered by such applications generally relate to component miniaturization, specific implementation of various system components and design elements to facilitate mass production.

The Company considers protection of these key enabling technologies and components to be a fundamental aspect of its strategy to penetrate diverse markets with unique products.  As such, it intends to continue to develop its portfolio of proprietary and patented technologies at the system, component and process levels.

The Company also relies on unpatented proprietary technology.  To protect its rights in these areas, the Company requires all employees and, where appropriate, contractors, consultants, advisors and collaborators, to enter into confidentiality and non-compete agreements.  There can be no assurance, however, that these agreements will provide meaningful protection for the Company’s trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

The Company has registered the mark “Microvision” with its associated “tri-curve” logo with the United States Patent and Trademark Office. The Company has filed for registration of various other marks including “Virtual Retinal Display”, “VRD”, “Nomad”, and “Flic” in the United States Patent and Trademark Office.  These marks were examined and entered into the opposition phase, where an opposition was filed against the Virtual Retinal Display mark.  The Company believes the opposition filing is without merit and that the Company should prevail in the proceedings.  Regardless of the outcome, the Company believes that it will be entitled to continue to use the terms “Virtual Retinal Display”, “VRD”, “Nomad”, and “Flic”.

University of Washington License Agreements

Virtual Retinal Display™ Technology

The Virtual Retinal Display technology comprises a substantial part of the Company’s scanned beam display technology. The Virtual Retinal Display technology was originally developed at the University of Washington’s Human Interface Technology Lab.  In 1993, the Company acquired the exclusive rights to the Virtual Retinal Display technology and associated intellectual property from the University of Washington pursuant to an exclusive license agreement.  The scope of the license covers all commercial uses of the Virtual Retinal Display technology worldwide, including the right to grant sublicenses.  The license expires upon the expiration of the last of the University of Washington’s patents that relate to the Virtual Retinal Display, unless sooner terminated by the Company or the University of Washington.  In granting the license, the University of Washington retained limited, non-commercial rights with respect to the Virtual Retinal Display technology, including the right to use the technology for non-commercial research and for instructional purposes and the right to comply with applicable laws regarding the non-exclusive use of the technology by the United States government.  The University of Washington also has the right to consent to the Company’s sublicensing arrangements and to the prosecution and settlement by the Company of infringement disputes. In addition, the University of Washington retains the right to publish information it creates regarding the Virtual Retinal Display technology for academic purposes.

The Company could lose the exclusivity under the license agreement if the Company fails to respond to any infringement action relating to the Virtual Retinal Display technology within 90 days of learning of such claim.  In the event of the termination of the Company’s exclusivity, the Company would lose its rights to grant sublicenses and would no longer have the first right to take action against any alleged infringement.  In addition, the Company or the University of

Washington has the right to terminate the license agreement in the event that the other party fails to cure a material breach within 30 days of written notice.  The Company may terminate the license agreement at any time by serving 90 days prior written notice on the University of Washington.  In the event of any termination of the license agreement, the license granted to the Company would terminate.

Under the terms of the license agreement, the Company agreed to pay a non-refundable fee of $5.1 million, which was fully paid in August 1997, and to issue to the University of Washington shares of the Company’s common stock, which shares have been issued.  In addition, the University of Washington is entitled to receive ongoing royalties. The Company also entered into a research agreement with the University of Washington to further develop the Virtual Retinal Display technology.

Optical Materials Technology

In October 2000, Lumera acquired the exclusive rights to the Optical Materials technology and associated intellectual property from the University of Washington pursuant to an exclusive license agreement. Lumera also entered into a sponsored research agreement with the University of Washington  (“Sponsored Research Agreement”) to further develop the Optical Materials technology.

Lumera’s exclusive license agreement terminates upon the expiration of the last of the University of Washington’s patents that relate to the Optical Materials technology, unless terminated sooner by Lumera or the University of Washington.  In granting the license, the University of Washington retained limited, non-commercial rights to the Optical Materials technology in Lumera’s field of use, including the right to use the Optical Materials technology for non-commercial research and instructional purposes and to comply with applicable laws regarding the non-exclusive use of the Optical Materials technology by the United States government. In addition, the University of Washington retained certain rights to publish information it creates regarding the Optical Materials technology for academic purposes.

Lumera could lose the exclusivity under the exclusive license agreement if Lumera fails to commercialize the Optical Materials technology within a specified period after it receives commercially viable Optical Materials from the University of Washington or fails to perform its obligations under the Sponsored Research Agreement.

Pursuant to the terms of the exclusive license agreement, Lumera approved a research plan submitted by the University of Washington and paid a $200,000 license fee to the University of Washington in March 2001.  The terms of the Sponsored Research Agreement require the University of Washington to use its best efforts to execute the research plan.  Lumera has an exclusive worldwide license in Lumera’s field for any intellectual property developed by the University of Washington under the Sponsored Research Agreement.  In addition, Lumera must pay royalties based on revenue from products incorporating the licensed technology.  Pursuant to the terms of the Sponsored Research Agreement, in January 2001 Lumera issued 802,414 shares of Lumera common stock to the University of Washington.  The shares were valued at the fair market price of $3.75 per share, as determined by the Lumera Board of Directors.  Lumera has also committed to pay to the University of Washington $9.9 million under the terms of the Sponsored Research Agreement for additional research related to the Optical Materials, of which $3.4 million has been paid at December 31, 2002.

Employees

As of March 10, 2003, the Company had 213 employees, 34 of which were employees of Lumera.

Further Information

The Company was incorporated under the laws of the State of Washington in 1993.  Our principal office is located at 19910 North Creek Parkway, Bothell, Washington 98011, and our telephone number is (425) 415-6847.

The Company’s Internet address is www.microvision.com.  The Company makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.  Investors can access this material by visiting the Company’s website, clicking on “Investors,” then “SEC Filings,” and then “Click here to continue on to view SEC Filings.”

Risk Factors Relating to the Company’s Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception and we anticipate an operating loss at least through the year ending December 31, 2003.  We cannot assure you that we will ever become or remain profitable.

•                  As of December 31, 2002, we had an accumulated deficit of $128.1 million.

•                  We incurred net losses of $39.5 million from inception through 1999, $26.6 million in 2000, $34.8 million in 2001 and $27.2 million in 2002.

The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered by companies formed to develop and market new technologies.  In particular, our operations to date have focused primarily on research and development of the scanned beam technology and development of demonstration units.  We introduced our first two commercial products during 2002.  We are unable to accurately estimate future revenues and operating expenses based upon historical performance.

We cannot be certain that we will succeed in obtaining additional development contracts or that we will be able to obtain customer orders for our products.  In light of these factors, we expect to continue to incur substantial losses and negative cash flow at least through 2003 and likely thereafter.  We cannot be certain that we will achieve positive cash flow at any time in the future.

We will require additional capital to continue to fund our operations and to implement our business plan.  If we do not obtain additional capital, we may be required to limit our operations substantially.  Raising additional capital may dilute the value of current shareholders’ shares.

Based on our current operating plan we believe that we can fund our operations through December 2003.  We will require additional capital to continue to fund our operations, including to:

•                  Further develop the scanned beam and optical materials technologies,

•                  Add manufacturing capacity,

•                  Develop and protect our intellectual property rights, and

•                  Fund long-term business development opportunities.

If revenues are less than we anticipate or if expenses exceed the amounts budgeted, we also may require additional capital earlier to further the development of our technologies, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties.  In addition, our operating plan provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by us.  Additional financing may not be available to us or, if available, may not be available on terms acceptable to us on a timely basis.  If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit our operations substantially.  Our capital requirements will depend on many factors, including, but not limited to, the rate at which we can, directly or through arrangements with OEMs, introduce products incorporating the scanned beam technology and the market acceptance and competitive position of such products.  Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of current shareholders’ shares.

We cannot be certain that the scanned beam technology or products incorporating this technology will achieve market acceptance.  If the scanned beam technology does not achieve market acceptance, our revenues may not grow.

Our success will depend in part on customer acceptance of the scanned beam technology.  The scanned beam technology may not be accepted by manufacturers who use display technologies in their products, by systems integrators who incorporate our products into their products or by consumers of these products. To be accepted, the scanned beam technology must meet the expectations of our potential customers in the defense, industrial, medical and consumer markets.  If our technology fails to achieve market acceptance, we may not be able to continue to develop the scanned beam technology.

It may become more difficult to sell our stock in the public market.

Our common stock is listed for quotation on the Nasdaq National Market.  To keep our listing on this market, we must meet Nasdaq’s listing maintenance standards.  If the bid price of our common stock falls below $1.00 for an extended period, or we are unable to continue to meet Nasdaq’s listing maintenance standards for any other reason, our common stock could be delisted from the Nasdaq National Market.  If our common stock were delisted, we likely would seek to list the common stock on the Nasdaq SmallCap Market, the American Stock Exchange or on a regional stock exchange.  Listing on such other market or exchange could reduce the liquidity for our common stock.  If our common stock were not listed on the SmallCap Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock.  If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock.  A delisting from the Nasdaq National Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities.  Consequently, removal from the Nasdaq National Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market.  In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on the Nasdaq National Market.  While the penny stock rules should not affect the quotation of our common stock on the Nasdaq National Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market.  During the second, third and fourth quarters of 2002 and the first quarter of 2003 the market price of our stock traded below $5.00 per share.

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

The information display industry and the optical switching industry have been characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards.  Our success will depend upon our ability to further develop the scanned beam and the optical materials technologies and to cost effectively introduce new products and features in a timely manner to meet evolving customer requirements and compete with competitors’ product advances.  We may not succeed in these efforts because of:

•                  delays in product development,

•                  lack of market acceptance for our products, or

•                  lack of funds to invest in product development and marketing.

The occurrence of any of the above factors could result in decreased revenues and market share.

We could face lawsuits related to our use of the scanned beam technology or other technologies.  Defending these suits would be costly and time consuming.  An adverse outcome in any such matter could limit our ability to commercialize our technology and products, reduce our revenues and increase our operating expenses.

We are aware of several patents held by third parties that relate to certain aspects of scanned beam displays and image capture products.  These patents could be used as a basis to challenge the validity, limit the scope or limit our ability to obtain additional or broader patent rights of our patents or patents we have licensed.  A successful challenge to the validity of our patents or patents we have licensed could limit our ability to commercialize the scanned beam technology and other technologies and, consequently, materially reduce our revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us with respect to current and future technology.  Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually be issued with claims that will be infringed by our products or the scanned beam technology.  The defense and prosecution of a patent suit would be costly and time consuming, even if the outcome were ultimately favorable to us.  An adverse outcome in the defense of a patent suit could subject us to significant cost, to require others and us to cease selling products that incorporate scanned beam technology, to cease licensing scanned beam technology or to require disputed rights to be licensed from third parties.  Such licenses, if available, would increase our operating expenses.  Moreover, if claims of infringement are asserted against our future co-development partners or customers, those partners or customers may seek indemnification from us for damages or expenses they incur.

Our planned future products are dependent on advances in technology by other companies.

We rely on and will continue to rely on technologies, such as light sources and optical components that are developed and produced by other companies.  The commercial success of certain of our planned future products will depend in part on advances in these and other technologies by other companies.  Due to the current business environment, many companies that are developing new technologies are reducing expenditures on research and development.  This may delay the development and commercialization of components we would use to manufacture certain of our planned future products.

Our products may be subject to future health and safety regulations that could increase our development and production costs.

Products incorporating scanned beam display technology could become subject to new health and safety regulations that would reduce our ability to commercialize the scanned beam display technology. Compliance with any such new regulations would likely increase our cost to develop and produce products using the scanned beam display technology and adversely affect our financial results.

If we cannot manufacture products at competitive prices, our financial results will be adversely affected.

To date, we have produced limited quantities of NomadTM and FlicTM, and demonstration units for research, development and demonstration purposes.  The cost per unit for these units currently exceeds the level at which we could expect to profitably sell these products.  If we cannot lower our cost of production, we may face increased demands on our financial resources, possibly requiring additional equity and/or debt financing to sustain our business operations.

Because we plan to continue using overseas contract manufacturers, our operating results could be harmed by economic, political, regulatory and other factors existing in foreign countries.

We currently use a contract manufacturer in Asia to manufacture FlicTM, and we plan to continue using overseas manufacturers to manufacture some of our products.  These international operations are subject to inherent risks, which may adversely affect us, including:

•                political and economic instability;

•                  high levels of inflation, historically the case in a number of countries in Asia;

•                  burdens and costs of compliance with a variety of foreign laws;

•                  foreign taxes; and

•                    changes in tariff rates or other trade and monetary policies.

If we experience delays or failures in developing commercially viable products, we may have lower revenues.

We began production of NomadTM, our first commercial product, in December 2001.  In September 2002, we introduced FlicTM, our second commercial product.  In addition, we have developed demonstration units incorporating the scanned beam technology, and demonstration units have been built using the optical materials technology.  However, we must undertake additional research, development and testing before we are able to develop additional products for commercial sale.  Product development delays by us or our potential product development partners, or the inability to enter into relationships with these partners, may delay or prevent us from introducing products for commercial sale.

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

If we and our licensors are unable to obtain effective intellectual property protection for our products and technology, we may be unable to compete with other companies.

Intellectual Property protection for our products is important and uncertain.  If we do not obtain effective intellectual property protection for our products, processes and technology, we may be subject to increased competition.  Our commercial success will likely depend in part on our ability and the ability of the University of Washington to maintain the proprietary nature of the scanned beam display and other key technologies by securing valid and enforceable patents and effectively maintaining unpatented technology as trade secrets.  We try to protect our proprietary technology by seeking to obtain United States and foreign patents in our name, or licenses to third-party patents, related to proprietary technology, inventions, and improvements that may be important to the development of our business.  However, our patent position and the patent position of the University of Washington involves complex legal and factual questions. The standards that the United States Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change.  Additionally, the scope of patents are subject to interpretation by courts and their validity can be subject to challenges and defenses, including challenges and defenses based on the existence of prior art. Consequently, we cannot be certain as to the extent to which we will be able to obtain patents for our new products and technology or the extent to which the patents that we already own or license from others protect our products and technology.  Reduction in scope of protection or invalidation of our licensed or owned patents, or our inability to obtain new patents, may enable other companies to develop products that compete with ours on the basis of the same or similar technology.

We also rely on the law of trade secrets to protect unpatented know-how and technology to maintain our competitive position. We try to protect this know-how and technology by limiting access to the trade secrets to those of our employees with a need to know such information and by entering into confidentiality agreements with parties that have access to it, such as our employees, consultants and business partners. Any of these parties could breach the agreements and disclose our trade secrets or confidential information, or our competitors might learn of the information in some other way.  If any trade secret not protected by a patent were to be disclosed to or independently developed by a competitor, our competitive position could be materially harmed.

We could be exposed to significant product liability claims that could be time-consuming and costly, divert management attention and adversely affect our ability to obtain and maintain insurance coverage.

We may be subject to product liability claims if any of our product applications are alleged to be defective or cause harmful effects.  For example, because our scanned beam displays are designed to scan a low power beam of colored light directly on the user’s retina, the testing, manufacture, marketing and sale of these products involve an inherent risk that product liability claims will be asserted against us.  Product liability claims or other claims related to our products, regardless of their outcome, could require us to spend significant time and money in litigation, divert management time and attention, require us to pay significant damages, harm our reputation or hinder acceptance of our products.  Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms.  An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products.

We rely heavily on a limited number of development contracts with the U.S. government, which are subject to immediate termination by the government for convenience at any time, and the termination of one or more of these contracts could have a material negative impact on our operations.

In 2002, 83% of our revenue was derived from performance on a limited number of development contracts with the U.S. government.  Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues.  Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding.  The total amount and levels of funding are susceptible to significant fluctuations on a year to year basis.  Our competitors continuously engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future.  Our contracts with the government are subject to immediate termination by the government for convenience at any time.  The government may choose to use contractors with competing display technologies or it may decide to discontinue any of our programs altogether.  In addition, those development contracts that we do obtain require ongoing compliance with applicable government regulations.  Termination of our development contracts, a shift in government spending to other programs in which we are not involved, a reduction in government spending generally, or our failure to meet applicable government regulations could have severe consequences for our results of operations.

Our products have long sales cycles, which make it difficult to plan our expenses and forecast our revenues.

We have a lengthy sales cycle that involves numerous steps including discussion of a product application, exploring the technical feasibility of a proposed product, evaluating the costs of manufacturing a product and manufacturing or contracting out the manufacturing of the product.  Our long sales cycle, which can last several years, makes it difficult to predict the quarter in which sales will occur.  Delays in sales could cause significant variability in our revenues and operating results for any particular quarterly period.

Our exploratory arrangements may not lead to products that will be profitable.

Our developmental contracts, including our relationships with parties such as the U.S. government, BMW and Canon, are exploratory in nature and are intended to develop new types of technology or applications.  These efforts may prove unsuccessful, and these relationships may not result in the development of products that will be profitable.

Our revenues are highly sensitive to developments in the defense and aerospace industries.

Our revenues to date have been derived principally from product development research relating to defense applications of the scanned beam display technology.  We believe that development programs and sales of potential products in this market will represent a significant portion of our future revenues.  Developments that adversely affect the defense sector, including delays in government funding and a general economic downturn, could cause our revenues to decline substantially.

Our Virtual Retinal Display technology and optical materials technology depend on our licenses from the University of Washington.  If we lose our rights under the licenses themselves, our operations could suffer.

We have acquired the exclusive rights to the Virtual Retinal Display and optical materials technology under two licenses from the University of Washington.  These licenses expire upon expiration of the last of the University of Washington’s patents that relate to this technology, which we currently anticipate will occur after 2011 and 2019, respectively.  We could lose our exclusivity under these licenses if we fail to respond to an infringement action or fail to use our best efforts to commercialize the licensed technology.  In addition, the University of Washington may terminate the licenses upon our breach and has the right to consent to all sublicense arrangements.  If we were to lose our rights under the licenses, or if the University of Washington were to refuse to consent to future sublicenses, we would lose a competitive advantage in the market, and may even lose the ability to commercialize our products completely.  Either of these results could substantially decrease our revenues.

We are dependent on third parties in order to develop, manufacture, sell and market our products.

Our strategy for commercializing the scanned beam technology and products incorporating the scanned beam technology includes entering into cooperative development, sales and marketing arrangements with corporate partners, original equipment manufacturers and other third parties.  We cannot be certain that we will be able to negotiate arrangements on acceptable terms, if at all, or that these arrangements will be successful in yielding commercially viable products.  If we cannot establish these arrangements, we would require additional capital to undertake such activities on our own and would require extensive manufacturing, sales and marketing expertise that we do not currently possess and that may be difficult to obtain.  In addition, we could encounter significant delays in introducing the scanned beam technology or find that the development, manufacture or sale of products incorporating the scanned beam technology would not be feasible.  To the extent that we enter into cooperative development, sales and marketing or other joint venture arrangements, our revenues will depend upon the efforts of third parties.  We cannot be certain that any such arrangements will be successful.

Loss of any of our key personnel could have a negative effect on the operation of our business.

Our success depends on our executive officers and other key personnel and on the ability to attract and retain qualified new personnel.  Achievement of our business objectives will require substantial additional expertise in the areas of sales and marketing, research and product development and manufacturing.  Competition for qualified personnel in these fields is intense, and the inability to attract and retain additional highly skilled personnel, or the loss of key personnel, could reduce our revenues and adversely affect our business.

Our quarterly performance may vary substantially and this variance, as well as general market conditions, may cause our stock price to fluctuate greatly and potentially expose us to litigation.

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

•                  changes in evaluations and recommendations by securities analysts following our stock or our industry generally;

•                  announcements by other companies in our industry;

•                  changes in business or regulatory conditions;

•                  announcements or implementation by us or our competitors of technological innovations or new products;

•                  the status of particular development programs and the timing of performance under specific development agreements;

•                  economic and stock market conditions; or

•                  other factors unrelated to our company or industry.

In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors and the trading price of our common stock may decline as a consequence.  In addition, following periods of volatility in the market price of a company’s securities, shareholders often have instituted securities class action litigation against that company.  If we become involved in a class action suit, it could divert the attention of management, and, if adversely determined, could require us to pay significant damages.

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

Additional risks associated with the Lumera segment.

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

The optical switching market is a highly competitive market.  Other companies, that have substantially greater financial, technical and other resources than us, are working on competing technologies.  Because of their greater resources, our competitors may develop products or technologies that are superior to our own, and may more successfully market and sell their products.  These advantages may make it difficult for the optical materials technology to become commercially viable, which could reduce the value of our business.

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

ITEM 2.                                                     DESCRIPTION OF PROPERTY

The Company currently leases approximately 92,500 square feet of combined use office and laboratory space at its headquarters facility in Bothell, Washington.  The seven-year lease expires in 2006.

Lumera subleases space within the Company’s headquarters facility in Bothell, Washington.

The Company also leases approximately 5,200 square feet of combined use office and laboratory space in San Mateo, California.  The 42 month lease expires in 2005.

ITEM 3.                                                     LEGAL PROCEEDINGS

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business.  Management believes that the outcome of any resulting lawsuits would not have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of the year ending December 31, 2002.

PART II

ITEM 5.                                                     MARKET FOR THE REGISTRANT’S COMMON STOCK AND
  RELATED SHAREHOLDER MATTERS.

The Company’s Common Stock trades on the Nasdaq National Market under the symbol “MVIS.”  As of March 10, 2003, there were 338 holders of record of 17,799,000 shares of Common Stock.  The Company has never declared or paid cash dividends on the Common Stock.  The Company currently anticipates that it will retain all future earnings to fund the operation of its business and does not anticipate paying dividends on the Common Stock in the foreseeable future.

The Company’s Common Stock began trading publicly on August 27, 1996.  The quarterly high and low sales prices of the Company’s Common Stock for each full quarterly period in the last two fiscal years and the year to date as reported by the Nasdaq National Market are as follows:

	Common Stock
Quarter Ended	High	Low

March 31, 2001	29.00	13.00
June 30, 2001	27.50	12.88
September 30, 2001	22.00	9.00
December 31, 2001	16.32	10.92

March 31, 2002	15.45	9.60
June 30, 2002	12.85	4.55
September 30, 2002	5.45	2.64
December 31, 2002	7.69	3.23

January 1, 2003 to
March 10, 2003	8.20	3.43

On March 10, 2003, the last sale price for the Common Stock was $3.77

ITEM 6.                                                     SELECTED FINANCIAL DATA

A summary of selected financial data as of and for the five years ended December 31, 2002 is set forth below:

Selected Financial Data
(in thousands, except per share data)
(unaudited)

	Year ended December 31,
	2002	2001	2000	1999	1998

Statement of Operations Data:
Revenue	$15,917	$10,762	$8,121	$6,903	$7,074
Net loss available for common shareholders	(27,176)	(34,794)	(26,601)	(16,700)	(7,328)
Basic and diluted net loss per share	(1.93)	(2.85)	(2.33)	(2.04)	(1.22)
Weighted average shares outstanding - basic and diluted	14,067	12,200	11,421	8,169	5,994

Balance Sheet Data:
Cash, cash equivalents and investments available-for-sale	$15,176	$33,652	$40,717	$32,167	$2,269
Working capital	14,511	33,098	40,551	32,802	1,358
Total assets	32,267	54,055	56,172	41,619	6,362
Long-term liabilities	1,480	552	714	836	282
Mandatorily redeemable preferred stock	—	—	—	1,536	—
Total shareholders’ equity	17,416	32,326	50,042	35,359	2,589

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

Overview

The Company commenced operations in May 1993 to develop and commercialize technology for displaying images and information onto the retina of the eye.  In 1993, the Company acquired an exclusive license to the Virtual Retinal Display technology from the University of Washington and entered into a research agreement with the University of Washington to further develop the Virtual Retinal Display technology. The Company has continued to develop the Virtual Retinal Display technology as part of its broader research and development efforts relating to the scanned beam technology.

The Company introduced a see-through monochrome head-worn display called Nomad™ in 2001.  In 2002 the Company introduced Flic™, a hand-held bar code scanner.  The Company has also developed demonstration scanned beam displays, including hand-held and head-worn color versions and is currently refining and developing its scanned beam display technology for defense, aerospace, industrial, medical and consumer applications.  The Company expects to continue funding prototype and demonstration versions of products incorporating the scanned beam technology at least through 2003.  Future revenues, profits and cash flow and the Company’s ability to achieve its strategic objectives as described herein will depend on a number of factors, including acceptance of the scanned beam technology by various industries and original equipment manufacturers, market acceptance of products incorporating the scanned beam technology and the technical performance of such products.

The Company has incurred substantial losses since its inception and expects to incur a loss during the year ended December 31, 2003.

In November 2002, the Company offered to exchange most of its outstanding options to purchase common stock for new options scheduled to be granted on or after June 11, 2003.  Employees tendered options to purchase an aggregate of 2,521,714 shares of the Company’s common stock.  Under the terms of the exchange program the Company will be required to grant new options to purchase an aggregate of 1,760,321 shares of the Company’s common stock.  All eligible options that were properly submitted for exchange were accepted and cancelled effective December 10, 2002.  The exercise price of the new options will equal the greater of the closing price of our common stock on the grant date of the new options or $7.00 per share.  Issuance of these new options may dilute the interest of existing shareholders.  The Company expects there will be no compensation charge as a result of the stock option exchange program.

The Company formed a subsidiary, Lumera Corporation (“Lumera”), to develop and commercialize a new class of non-linear optical chromophores (“Optical Materials”) that interact with and can be used to change the properties of light waves, including the speed and direction at which light waves travel.

Lumera, which is a development stage enterprise, has incurred significant net losses since inception.  Lumera initially satisfied its capital requirements through the sale of mandatorily redeemable convertible preferred stock.

Lumera has established and built in-house laboratories to develop and characterize new materials, create new device designs and perform small-scale production of new devices and systems based on the Optical Materials.  As of December 31, 2002, Microvision owned 76% of the common stock and 11% of the mandatorily redeemable convertible preferred stock of Lumera.

Key Accounting Policies and Estimates

The Company’s discussions and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, contract losses, bad debts, investments and contingencies and litigation.  The Company bases its estimates on historical experience, terms of existing contracts, our evaluation of trends in the display and optical systems components industries, information provided by our current and prospective customers and strategic partners, information available from other outside sources, and on various other assumptions management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following key accounting policies require its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition.  The Company recognizes revenue as work progresses on long-term, cost plus fixed fee and fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs.  The Company uses this revenue recognition methodology because it can make reasonably dependable estimates of the revenue and costs.  Recognized revenues are subject to revisions as the contract progresses to completion and actual revenue and cost become certain.  Revisions in revenue estimates are reflected in the period in which the facts that give rise to the revision become known.

The Company’s product sales generally include acceptance provisions.  Acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Losses on Uncompleted Contracts.  The Company maintains an allowance for estimated losses if a contract has an estimated cost to complete that is in excess of the remaining contract value.  The entire estimated loss is recorded in the period in which the loss is first determined.  The Company determines the estimated cost to complete a contract through a detail review of the work to be completed, the resources available to complete the work and the technical difficulty of the remaining work.  If the actual cost to complete the contract is higher than the estimated cost additional loss will be recognized.  The actual cost to complete a contract can vary significantly from the estimated cost, due to a variety of factors including availability of technical staff, availability of materials and technical difficulties that arise during a project.  Most of the Company’s development contracts are cost plus fixed fee type contracts.  Under these types of contracts the Company is not required to spend more than the contract value to complete the contracted work.

Allowance for uncollectible receivables.  The Company maintains a general allowance for uncollectible receivables, including accounts receivable, cost and estimated earnings in excess of billings on uncompleted contracts and receivables from related parties.  The Company reviews several factors in determining the allowance including the customer’s past payment history and financial condition.  If the financial condition of our customers or the related parties who have receivable balances with the Company were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

Inventory.  The Company values inventory at the lower of cost or market with cost determined on a weighted average basis.  The Company reviews several factors in determining the market value of its inventory including evaluating the replacement cost of the raw materials and the net realizable value of the finished goods.  If we do not achieve our targeted sales prices or if market conditions for our components were to decline, additional reductions in the carrying value of the inventory would be required.

Litigation.  The Company believes that the probability of an unfavorable outcome in its pending or threatened litigation is low and therefore has not recorded an accrual for any potential loss.  The Company’s current estimated range of liability related to pending litigation is based on claims for which our management can estimate the amount and range of potential loss.  As additional information becomes available, the Company will assess the potential liability related to its pending litigation and, if appropriate, revise its estimates.  Such revisions in the Company’s estimates of the potential liability could materially impact our results of operation and financial position.

The key accounting policies described above are not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management to apply its judgment or make estimates.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result to the Company’s consolidated financial statements.  Additional information about Microvision’s accounting policies, and other disclosures required by generally accepted accounting principles, are set forth in the notes to the Company’s consolidated financial statements, which begin on page 61 of this Annual Report on Form 10-K.

Results of Operations

YEAR ENDED DECEMBER 31, 2002 COMPARED TO
YEAR ENDED DECEMBER 31, 2001

Revenue.  Revenue increased by $5.1 million, or 48%, to $15.9 million from $10.8 million in 2001. The increase resulted from a higher level of development contract business in 2002 than that performed in 2001 on contracts entered into in both 2002 and 2001.

To date, substantially all of the Company’s revenue has been generated from development contracts.  The Company’s customers have included both the United States government and commercial enterprises. In 2002, 83% of revenue was derived from performance on development contracts with the United States government, 14% from performance on development contracts with commercial customers and the remainder from sales of Nomad units.  This compared to 93% of revenue was derived from performance on development contracts with the United States government, 7% from performance on development contracts with commercial customers in 2001.  The Company expects revenue to fluctuate from year to year.

During 2002, the Company entered into several development contracts with both commercial and government entities for further development of the scanned beam technology to meet specific customer applications.

•                  In March 2002, the Company entered into a $1.0 million contract with a commercial company to begin work on integrating the Company’s technology into the commercial company’s products.

•                  In May 2002, the Company entered into a $3.3 million contract modification with the U.S. Army’s Aviation Applied Technology Directorate to continue work on an advanced helmet-mounted display and imaging system to be used in the Virtual Cockpit Optimization Program.

•                  In July 2002, the Company entered into a $1.9 million contract with the NASA Langley Research Center to deliver a prototype cockpit helmet display for the Synthetic Visions Systems project.

•                  In August 2002, the Company entered into a $1.1 million contract modification with the U.S. Army’s Medical Research Acquisition Activities, Telemedicine and Advanced Technology Research Center to continue development of a mobile wireless personal display system for medical applications.

•                  In November 2002, Lumera entered into a $1.0 million contract modification with the U.S. government to design new Optical Materials appropriate for the fabrication of a wideband optical modulator demonstration system.

The Company also delivered a prototype rear seat entertainment display to BMW, which was integrated into a BMW 7 Series sedan research car and shown at the World Congress on Intelligent Transport Systems.

The Company continued production of Nomad, a monochrome head-worn display.  The Company delivered 55 units during 2002 to customers for use in industrial, medical, defense and aviation applications.

The Company had a backlog of $2.6 million at December 31, 2002.  The backlog is composed of development contracts, including amendments, entered through December 31, 2002.  The Company plans to complete all of the backlog contracts during 2003.

Cost of Revenue.  Cost of revenue includes both the direct and allocated indirect costs of performing on development contracts and the Nomad and Flic product costs.  Direct costs include labor, materials and other costs incurred directly in performing specific projects.  Indirect costs include labor and other costs associated with operating the Company’s research and product development department and building the technical capabilities of the Company.   Cost of revenue is determined both by the level of direct costs incurred on development contracts and by the level of indirect costs incurred in managing and building the technical capabilities and capacity of the Company.  The cost of revenue can fluctuate substantially from period to period depending on the level of both the direct costs incurred in the performance of projects and the level of indirect costs incurred.

Cost of revenue increased by approximately $900,000, or 15%, to $7.0 million from $6.1 million in 2001.  On a percentage of revenue basis, cost of revenue declined by 23 % to 44% from 57% in 2001.  Total direct costs increased approximately 7% from 2001.  The direct labor costs portion of direct cost increased by approximately 80% over the 2001.  The increase in direct labor cost resulted from a higher volume of contract work performed during 2002 compared to 2001.

Research and development overhead is allocated to both cost of revenue and research and development expense based on the proportion of direct labor cost incurred in cost of revenue and research and development, respectively.  As a result of the higher direct labor cost in cost of revenue in 2002, approximately 25% more overhead was allocated to cost of revenue than in 2001.

The Company is in the early phase of Nomad production and the design and manufacturing processes are not sufficiently mature to support “commercial production” as described in SFAS No. 2 “Accounting for Research and Development Costs.”  The Company’s costs to produce Nomad units during 2002 were substantially higher than product revenue.  The Company has classified production cost in excess of product revenue as research and development expense.  When the Nomad design and production processes reach a level to support commercial production, all manufacturing costs will be included in cost of revenue.

The Company expects that cost of revenue on an absolute dollar basis will increase in the future.  This increase will likely result from planned shipments of commercial products, additional development contract work that the Company expects to perform, and commensurate growth in the Company’s personnel and technical capacity required to perform on such contracts.  The cost of revenue, as a percentage of revenue, can fluctuate significantly from period to period depending on the contract mix, the cost of future planned products and the level of direct and indirect cost incurred.  The Company expects the cost of contract revenue, as a percentage of contract revenue, to remain relatively flat over time.

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

Research and development expense decreased by $6.4 million, or 20%, to $25.5 million from $31.9 million in 2001.  During 2002, the Company recorded $1.5 million in expense relating to light source research performed for the Company by Cree Inc.  The Company’s research agreement with Cree ended in April 2002, resulting in a $3.5 million expense reduction in 2002 from 2001.

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

As discussed above, due to the higher volume of work performed on revenue contracts, more indirect costs were allocated to cost of revenue during 2002 than in 2001.

The decreases in the Cree research and HALO license fee expenses were offset in part by increases in other costs, reflecting the continued implementation of the Company’s operating plan, which calls for building technical staff and supporting activities, establishing and equipping in-house laboratories, and developing and maintaining intellectual property.

Research and development expense for Lumera during 2002, including the payments under the Sponsored Research Agreement, was $7.2 million compared to $6.4 million in 2001.

The Company believes that a substantial level of continuing research and development expense will be required to develop commercial products using the scanned beam technology and the Optical Materials technology.  Accordingly, the Company anticipates that its research and development expenditures will continue to be significant.  These expenses could be incurred as a result of:

•                  Subcontracting work to development partners,

•                  Expanding and equipping in-house laboratories,

•                  Acquiring rights to additional technologies,

•                  Incurring related operating expenses, and

•                  Hiring additional technical and support personnel.

The Company expects that the amount of spending on research and product development will remain high in future quarters as we:

•                  Continue development and commercialization of the Company’s scanned beam technology,

•                  Develop and commercialize the Optical Materials technology,

•                  Accelerate development of microdisplays and imaging products to meet emerging market opportunities, and

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

Marketing, general and administrative expenses increased by $2.4 million, or 17%, to $16.8 million from $14.4 million in 2001.  The increase includes increased compensation and support costs for employees and contractors.  The Company expects marketing, general and administrative expenses to increase in future periods as the Company:

•                  Adds to its sales and marketing staff,

•                  Makes additional investments in sales and marketing activities, and

•                  Increases the level of corporate and administrative activity.

During 2002, the Company determined that one of its senior officers may have insufficient net worth and short-term earnings potential to repay loans outstanding under the Company’s executive loan program.  The Company recorded an allowance for doubtful accounts for receivables from related parties of $700,000 during 2002.

Marketing, general and administrative expenses for Lumera during 2002 were $1.2 million compared to $2.8 million in 2001.

Non-Cash Compensation Expense.  Non-cash compensation expense includes the amortization of the value of stock options granted to individuals who are not employees or directors of the Company for services provided to the Company.  Non-cash compensation expense in 2002 decreased by approximately $500,000, or 22%, to $2.0 million from $2.5 million in 2001.

In October 2002, Lumera paid $200,000 cash and issued a warrant to purchase 164,000 shares of Lumera Class A Common Stock at an exercise price of $3.65 per share to Arizona Microsystems, Inc. in exchange for a license of certain Arizona Microsystems, Inc technology.  The warrant expires 10 years following the date of grant, and vests 25% on the date of grant and 25% annually from the date of grant.  The warrant was valued at the date of grant at $133,000.

The total purchase price of $333,000 was recorded as capitalized licensing costs and is included in “Other Assets” at December 31,2002.  The fair value of the warrant was estimated using the Black Scholes option pricing model with a stock price of $0.98 per share, dividend yield of zero percent; expected volatility of 100%; risk-free interest rate of 4.0% and expected life of ten years.  Lumera is required to pay an additional $200,000 to Arizona Microsystems, Inc. if Lumera completes a financing transaction greater than $10,000,000.

In January 2001, Lumera issued 802,000 shares of its Class A Common Stock to the University of Washington pursuant to the Sponsored Research Agreement.  The shares were valued at the fair market price of $3.75 per share, as determined by the board of directors.  The total value of the stock of $3.0 million was recorded as a prepaid research expense and is being amortized over the term of the Sponsored Research Agreement.  The total amortization expense relating to the Sponsored Research Agreement was $1.0 million in 2002.

In August 2000, the Company entered into five-year consulting agreements with two independent consultants to provide strategic business and financial consulting services to the Company.  Under the terms of the agreements, each consultant received a warrant to purchase 100,000 shares of common stock at an exercise price of $34.00 per share.  The warrants vest over three years and the unvested shares are subject to remeasurement at each balance sheet date during the vesting period.  The original value of the warrants was estimated at $5.5 million.  Due to a decrease in the Company stock price, the value at December 31, 2002 was estimated at $3.0 million.  In 2002, total non-cash amortization for these agreements was $542,000 compared to $775,000 in 2001.  The fair values of the warrants were determined at December 31, 2002, 2001 and the issue date, using the Black-Scholes option-pricing model with the following weighted-average assumptions:  dividend yield of zero percent; and expected volatility of 83% for all measurement dates; risk-free interest rates of 5.0%, 5.9% and 6.0%; and expected lives of 8.1, 9.2 and 10 years.

The following table shows the major components of non-cash compensation expense for 2002 and 2001 respectively.

	2002	2001
Lumera stock issued to the University of Washington	$1,003,000	$844,000
Company and Lumera stock options issued to consultants	571,000	1,047,000
Lumera stock warrant issued to Arizona Microsystems	133,000	—
Company and Lumera stock options issued to employees	219,000	411,000
Company stock and options issued to Independent Directors	58,000	231,000
	$1,984,000	$2,533,000

At December 31, 2002, the Company had $2.7 million of unamortized non-cash compensation expense that will be amortized over the next three years.

Interest Income and Expense.  Interest income in 2002 decreased by $1.4 million, or 58%, to $1.1 million from $2.5 million in 2001.  This decrease resulted primarily from lower average cash and investment securities balances in 2002 than the average cash and investment securities balances in the prior year.

Interest expense was consistent with 2002 because the amount of borrowings did not change significantly.

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

Income Taxes.  No provision for income taxes has been recorded because the Company has experienced net losses from inception through December 31, 2002. At December 31, 2002, the Company had net operating loss carry-forwards of approximately $116.7 million for federal income tax reporting purposes.  In addition, the Company has research and development tax credits of $2.1 million.  The net operating losses begin expiring in 2008 if not previously utilized.  In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of the Company’s shareholders during any three-year period would result in a limitation on the Company’s ability to utilize its net operating loss carry-forwards.  The Company has determined that such a change of ownership occurred during 1995 and that the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $761,000.  An additional change of ownership occurred in 1996 and the limitation for losses generated in 1996 is approximately $1.6 million.  Lumera has additional net operating loss carry forwards of $20.0 million and research and development tax credits of $273,000 which are available only to Lumera.

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

During 2001, the Company entered into several development contracts with both commercial and government entities for further development of the scanned beam display technology to meet specific customer applications.

•                  In the defense sector, the Company entered into a $2.9 million contract modification with the U.S. Army’s Aviation Applied Technology Directorate to continue work on an advanced helmet-mounted display and imaging system to be used in the Virtual Cockpit Optimization Program.  In addition, the Company was awarded a $4.2 million contract modification with the U.S. Army’s Aircrew Integrated Helmet Systems Program office to further advance the form and functional development of a helmet-mounted display.

•                  In October 2001, the Company entered into a $1.5 million subcontract with Concurrent Technologies Corporation in support of the Office of Naval Research’s Battlespace Information Display Technology program.  The purpose of the program is to develop improved MEMS for use in displaying information on the battlefield.

•                  In December 2001, the Company entered into a $3.3 million contract with the U.S. Army’s Medical Research Acquisition Activities, Telemedicine and Advanced Technology Research Center for the initial phase in the development of a mobile wireless personal display system for medical applications.

•                  In August 2001, Lumera entered into a $1.6 million contract with the U.S. government to design new Optical Materials appropriate for the fabrication of a wideband optical modulator demonstration system.

During 2001, the Company delivered a full-color demonstration display to the Cleveland Clinic.  Cleveland Clinic will use the display to develop and evaluate clinical applications of the retinal scanning display technology.

In December 2001, the Company started production of Nomad.  The Company deferred revenue of $50,000 on Nomad units shipped in December 2001 pending customer acceptance.  As of December 31, 2001, the Company had received orders for 31 Nomads.

The Company had a backlog of $6.8 million, including approximately $250,000 in Nomad orders, at December 31, 2001.

Cost of Revenue.  Cost of revenue was $6.1 million in both 2001 and 2000.  On a percentage of revenue basis, cost of revenue declined by 24% to 57% in 2001 from 75% in 2000.  The decline in cost of revenue as a percentage of sales is due to declines in:

•                  the allocation of indirect cost to cost of revenue,

•                  the reduction in losses on uncompleted contracts, and

•                  the mix of development contracts and product cost.

The lower level of indirect expense in 2001, as compared to 2000, resulted from a higher level of investment the Company made in developing its technologies through work performed on internal research and development projects, which resulted in greater overhead absorption by these research and development projects.

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

Marketing, General and Administrative Expense.  Marketing, general and administrative expenses increased by $3.9 million, or 37%, to $14.4 million from $10.5 million in 2000.  The increase includes increased compensation and support costs for employees and contractors.

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

In September 2001, Lumera issued options to purchase 33,000 shares of Lumera Class A Common Stock at an exercise price of $10.00 per share to a consultant that provided professional services to Lumera.  These options expire 10 years following the date of grant, are non-forfeitable, fully vested and were exercisable at date of issuance. The options were valued at the date of grant at $137,000 and this amount was recorded as an expense in 2001.  The fair value of the options was estimated using the Black-Scholes option pricing model with a stock price of $5.34 per share, dividend yield of zero percent; expected volatility of 80%; risk-free interest rate of 4.0% and expected life of ten years.

In August 2000, the Company entered into five-year consulting agreements with two independent consultants to provide strategic business and financial consulting services to the Company.  Under the terms of the agreements, each consultant received a warrant to purchase 100,000 shares of common stock at an exercise price of $34.00 per share.  The warrants vest over three years and the unvested shares are subject to remeasurement at each balance sheet date during the vesting period.  The original value of the warrants was estimated at $5.5 million.  Due to a decrease in the Company stock price, the value at December 31, 2001 was estimated at $3.4 million.  In 2001, total non-cash amortization for these agreements was $775,000 compared to $345,000 in 2000.  The fair values of the warrants were determined at December 31, 2001 and 2000, using the Black-Scholes option-pricing model with the following weighted-average assumptions:  dividend yield of zero percent; and expected volatility of 83% for all measurement dates; risk-free interest rates of 5.9% and 6.0%; and expected lives of 9.2 and 10 years.

The following table shows the major components of non-cash compensation expense for 2001 and 2000 respectively.

	2001	2000
Lumera stock issued to the University of Washington	$844,000	—
Company and Lumera stock options issued to employees	411,000	469,000
Company and Lumera stock options issued to consultants	1,047,000	591,000
Stock and options issued to Independent Directors	231,000	532,000
	$2,533,000	$1,592,000

Interest Income and Expense.  Interest income decreased by $600,000 or 19%, to $2.5 million from $3.1 million in 2000.  This decrease resulted primarily from lower average cash and investment securities balances in 2001 than the average cash and investment securities balances in the prior year.

Interest expense was consistent with 2000 because the amount of borrowings did not change significantly.

Income Taxes.  No provision for income taxes has been recorded because the Company has experienced net losses from inception through December 31, 2001. At December 31, 2001, the Company had net operating loss carry-forwards of approximately $94.2 million for federal income tax reporting purposes.  In addition, the Company has research and development tax credits of $1.8 million.  Lumera has additional net operating loss carry forwards of $12.3 million, which are available only to Lumera.

Liquidity and Capital Resources

The Company has funded its operations to date primarily through the sale of common stock and convertible preferred stock and, to a lesser extent, revenues from development contracts and product sales. At December 31, 2002, the Company had $15.2 million in cash, cash equivalents and investment securities.

The Company had the following material changes in assets and liabilities during the year ended December 31, 2002:

•                  “Inventory” increased by $648,000 to $747,000 at December 31, 2002 from $99,000 at December 31, 2001.  The increase was primarily attributable to Nomad.  The following table shows the composition of the inventory at December 31, 2002 and 2001, respectively:

The Company values the inventory at the lower of cost or market with cost determined on a weighted average cost basis.

	December 31, 2002	December 31, 2001
Raw materials	$456,000	$99,000
Work in process	92,000	—
Finished goods	199,000	—
Inventory	$747,000	$99,000

•                  “Other current assets” remained constant at $2.3 million.  “Other assets” decreased by $800,000 to $537,000 at December 31, 2002 from $1.3 million at December 31, 2001.  The overall decrease in “other current assets” and “other assets” was attributable to the amortization of the value of Lumera common stock issued to the University of Washington for continued research under the Sponsored Research Agreement.  The Company recognizes the expense on the Sponsored Research Agreement on a straight-line basis over the term of the agreement. The portion of the payments that will be amortized to expense during the next twelve months is classified as “other current assets,” and the portion that will be amortized to expense more than twelve months from the balance sheet date is classified as “other assets.”

•                  “Accrued liabilities” increased by $1.0 million to $5.3 million at December 31, 2002 from $4.3 million at December 31, 2001.  In February 2002, Lumera and the University of Washington restructured the payments under the Sponsored Research Agreement.  As a result of the deferral of payments to the University of Washington, Lumera has accrued $1.0 million for expense in excess of payments made to the University of Washington.

•      "Research liability" is due to the timing difference of expense recognition and cash payments made to the University of Washington under the sponsored research agreement.  As of December 31, 2002 the Company had recognized cumulative expense of $4.4 million and made cumulative cash payments of $3.4 million.  In March 2003, Lumera and the University of Washington entered into an amendment to the sponsored research agreement that deferred certain 2003 payments until 2004.  Under the terms of the amendment, Lumera's required payments under the sponsored research agreement during 2003 are reduced from $3.0 million to $2.1 and will be further reduced to $875,000 in the event the University of Washington receives sufficient funding from another specific source.  Amounts deferred under this amendment are due on April 1, 2004.  In addition, Lumera is required to make payments of $2.3 million and $375,000 in 2004 and 2005, respectively.

Cash used in operating activities totaled $28.0 million in 2002 compared to $35.0 million in 2001. Cash used in operating activities for each period resulted primarily from the net loss for the period.

Cash provided by investing activities totaled $10.8 million in 2002, compared to  $10.8 million in 2001. The Company used cash for capital expenditures of $1.4 million in 2002 compared to $3.8 million in 2001. Historically, capital expenditures have been used to make leasehold improvements to leased office space and to purchase computer hardware and software, laboratory equipment and furniture and fixtures to support the Company’s growth. Capital expenditures are expected to increase as the Company expands its operations. The Company currently has no material commitments for capital expenditures.

Cash provided by financing activities totaled $11.5 million in 2002 compared to $32.5 million in 2001. The decrease in cash provided by financing activities resulted primarily from decreases in the net proceeds from the issuance of stock.  The following is a list of stock issuances during 2002 and 2001.

•                  In August 2002, the Company raised $3.0 million before issuance costs, from the sale of 686,000 shares of common stock at a price of $4.37 per share and fully vested, five year warrants to purchase 137,000 shares of common stock at a price of $6.56 per share, to two investors.

•                  In July 2002, the Company raised $3.0 million, before issuance costs, from the sale of 938,000 shares of Microvision common stock at $3.20 per share and fully vested five-year warrants to purchase 234,000 shares of common stock, at a price of $4.80 per share, to two investors.

•                  In March 2002, the Company raised $6.0 million before issuance costs, from the sale of 524,000 shares of its common stock, at a price of $11.50 per share, to six investors.

•                  In October 2001, the Company raised $11.0 million, before issuance costs, from the issuance of 971,000 shares of Microvision common stock and warrants to purchase 146,000 shares of common stock.  The warrants have an exercise price of $14.62 per share and a four-year term.

•                  In March 2001, Lumera raised $21.4 million, before issuance costs, from the issuance of 2,136,000 shares of Lumera mandatorily redeemable convertible preferred stock.

In March 2003, the Company raised $12.6 million before issuance costs, from the sale of 2,644,000 shares of common stock and warrants to purchase 529,000 shares of common stock at an exercise price of $6.50 per share to a group of private investors.  Each share of common stock and accompanying partial warrant was sold for $4.75.   The five year warrants vest in September 2003.

The Company’s investment policy restricts investments to ensure principal preservation and liquidity.  Generally the Company invests cash that it expects to use within approximately sixty days in U.S. treasury-backed instruments. The Company invests cash in excess of sixty days of its requirements in high quality investment securities.  The investment securities portfolio is limited to U.S. government and U.S. government agency debt securities and other high-grade securities generally with maturities of three years or less.

Microvision and Lumera maintain separate cash and investment accounts.  Each Company’s cash and investments are generally used to fund its own business activities.

The Company’s future expenditures and capital requirements will depend on numerous factors, including the progress of its research and development program, the progress in commercialization activities and arrangements, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments and the ability of the Company to establish cooperative development, joint venture and licensing arrangements.  In order to maintain its exclusive rights under the Company’s license agreement with the University of Washington, the Company is obligated to make royalty payments to the University of Washington with respect to the Virtual Retinal Display technology. If the Company is successful in establishing original equipment manufacturer co-development and joint venture arrangements, the Company expects its partners to fund certain non-recurring engineering costs for technology development and/or for product development.  Nevertheless, the Company expects its cash requirements to increase at a rate consistent with revenue growth as it expands its activities and operations with the objective of commercializing the scanned beam technology and Optical Materials technologies.

The following table lists the Company’s material known future cash commitments including the amendment to the sponsored research agreement discussed below (in thousands):

	Year Ending December 31st
	2003	2004	2005	2006	2007
Commitments:
Minimum payments under capital leases	$99	$66	$36	—	—
Minimum payments under operating leases	$2,076	$1,989	$1,991	$470	$46
Minimum payments under research, royalty and licensing agreements	$2,720	$3,465	$665	$465	$465
Budgeted expeditures:
Budgeted capital equipment purchases to support planned production	$2,100

The Company believes that Microvision's cash, cash equivalent and investment securities balances as of December 31, 2002 totaling $12.1 million, in addition to the $11.6 million cash, net of issuance costs, raised in March 2003, will satisfy its budgeted cash requirements through December 2003 based on Microvision's current operating plan.

The Company believes that Lumera's cash, cash equivalent and investment securities balances totaling $3.1 million as of December 31, 2002 will satisfy Lumera's current budgeted cash requirements through June 30, 2003.  As part of its efforts to reduce current cash requirements, Lumera and the University of Washington entered into an amendment to the sponsored research agreement in March 2003, which deferred certain 2003 payments until 2004.  Under the terms of the amendment, Lumera's required payments under the sponsored research agreement during 2003 are reduced from $3.0 million to at most $2.1 million and will be further reduced to $875,000 in the event the University of Washington receives sufficient funding from a government entity.  Based on current U.S. government appropriations and negotiations with the University of Washington, the Company expects Lumera's payment obligations to be reduced below $2.1 million.  The amounts deferred under this amendment are due on April 1, 2004.  In addition, Lumera plans to seek additional financing or to negotiate an additional extension or modification of payment terms with the University of Washington under the sponsored research agreement in order to fund operations beyond June 30, 2003.  There can be no assurance that Lumera will obtain additional financing or complete an additional extension or modification of the payment terms.  Microvision is not contractually obligated to provide additional funding to Lumera and will not provide additional funds to Lumera unless Microvision believes that it has sufficient funds to finance Microvision's 2003 operating plan as well as any additional funding for Lumera.

The Company’s operating plan calls for the addition of sales, marketing, technical and other staff and the purchase of additional laboratory and production equipment. The operating plan also provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by the Company. There can be no assurance that additional financing will be available to the Company or that, if available, it will be available on terms acceptable to the Company on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements or planned revenues are not generated, the Company may be required to limit its operations substantially. This limitation of operations may include reduction in capital expenditures, deferral of salary increases and reductions in staff and discretionary costs, which may include non-contractual Microvision and Lumera research costs. The Company’s capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can, directly or through arrangements with original equipment manufacturers, introduce products incorporating the retinal scanning display technology and the market acceptance and competitive position of such products.

New accounting pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  The adoption of SFAS 143 on January 1, 2003 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The Company’s adoption of this statement on January 1, 2003 did not have a material impact on the Company’s results of operation, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (Interpretation No. 45). This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees including product warranties. It requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company’s initial adoption of this statement on January 1, 2003 did not have a material impact on the Company’s results of operations, financial position and cash flows. Guarantees issued or modified after January 1, 2003 will be recognized at their fair value in the Company’s financial statements.

In November 2002, the EITF reached consensus on EITF No. 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor.” This consensus establishes that cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s statement of operations. This presumption is overcome when the consideration is either a reimbursement of costs incurred by the customer to sell the vendor’s products, in which case it should be characterized as a reduction of that cost, or a payment for assets or services delivered to the vendor, in which case it should be characterized as revenue. The Company’s adoption of this consensus on January 1, 2003 did not have a material impact on The Company’s results of operations, financial position or cash flows.

In November 2002, the EITF reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The Company will be required to adopt the provisions of this consensus for revenue arrangements entered into after June 30, 2003. The Company is currently assessing the impact of this consensus on its results of operations, financial position and cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure – an amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company’s adoption of this statement during the year ended December 31, 2002 did not have an impact on its results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the company is required to apply FIN 46 on July 1, 2003. The Company’s adoption of this interpretation will not have a material impact on its results of operations, financial position, and cash flows.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company’s cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates.  Due to the generally short-term maturities of these investment securities, the Company believes that the market risk arising from its holdings of these financial instruments is not significant.  A one-percent change in market interest rates would have approximately a $57,000 impact on the fair value of the investment securities.

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

The maturities of cash equivalents and investment securities, available-for-sale, as of December 31, 2002, are as follows.

	Amount	Percent
Cash	$1,499,000	9.9%
Less than one year	10,247,000	67.5%
One to two years	3,430,000	22.6%
Two to three years	—
	$15,176,000	100.0%

Presently, all of the Company’s development contract payments are made in U.S. dollars and, consequently, the Company believes it has no foreign currency exchange rate risk.  However, in the future the Company may enter into development contracts in foreign currencies that may subject the Company to foreign exchange rate risk.    The Company intends to enter into foreign currency hedges to offset the exposure to currency fluctuations when it can determine the timing and amounts of the foreign currency exposure.

ITEM 8.                                                     FINANCIAL STATEMENTS

Report of Independent Accountants

To the Board of Directors

and Shareholders of

Microvision, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Microvision, Inc. and its subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Seattle, Washington

March 25, 2003

Microvision, Inc.

Consolidated Balance Sheets (in thousands)

	December 31,
	2002	2001
Assets
Current assets
Cash and cash equivalents	$9,872	$15,587
Investment securities, available-for-sale	5,304	18,065
Accounts receivable, net of allowances of $109 and $109	1,315	1,712
Costs and estimated earnings in excess of billings on uncompleted contracts	1,073	1,584
Inventory	747	99
Current restricted investments	—	102
Other current assets	2,348	2,302

Total current assets	20,659	39,451

Long-term investment, at cost	—	624
Property and equipment, net	7,672	8,960
Restricted investments	1,356	1,434
Receivables from related parties, net	2,043	2,252
Other assets	537	1,334
Total assets	$32,267	$54,055

The accompanying notes are an integral part of these financial statements.

	December 31,
	2002	2001
Liabilities, Minority Interests and Shareholders’ Equity
Current liabilities
Accounts payable	$1,462	$1,613
Accrued liabilities	4,309	4,298
Allowance for estimated contract losses	—	155
Billings in excess of costs and estimated earnings on uncompleted contracts	230	60
Current portion of capital lease obligations	84	170
Current portion of long-term debt	63	57
Total current liabilities	6,148	6,353

Research liability	1,025	—
Capital lease obligations, net of current portion	94	61
Long-term debt, net of current portion	169	232
Deferred rent, net of current portion	192	259
Total liabilities	7,628	6,905

Commitments and contingencies (Note 14)	—	—

Minority interests	7,223	14,824
Shareholders’ equity
Common stock, no par value, 31,250 shares authorized; 15,154 and 12,998 shares issued and outstanding	147,058	135,954
Deferred compensation	(1,490)	(2,803)
Subscriptions receivable from related parties	(166)	(321)
Accumulated other comprehensive income	121	427
Accumulated deficit	(128,107)	(100,931)
Total shareholders’ equity	17,416	32,326
Total liabilities, minority interests and shareholders’ equity	$32,267	$54,055

The accompanying notes are an integral part of these financial statements

Microvision, Inc.

Consolidated Statements of Operations (in thousands, except per share information)

	Year ended December 31,
	2002	2001	2000

Revenue	$15,917	$10,762	$8,121

Cost of revenue	6,997	6,109	6,076

Gross margin	8,920	4,653	2,045

Research and development expense (exclusive of non-cash compensation expense of $1,138, $865 and $7 for 2002, 2001 and 2000, respectively)	25,519	31,899	19,520

Marketing, general and administrative expense (exclusive of non-cash compensation expense of $846, $1,668 and $1,585 for 2002, 2001 and 2000, respectively)	16,798	14,356	10,475

Non-cash compensation expense	1,984	2,533	1,592

Total operating expenses	44,301	48,788	31,587

Loss from operations	(35,381)	(44,135)	(29,542)

Interest income	1,059	2,523	3,105
Interest expense	(59)	(92)	(164)
Realized gain on sale of investment securities	88	316	—
Loss due to impairment of long-term investment	(624)	—	—

Loss before minority interests	(34,917)	(41,388)	(26,601)

Minority interests in loss of consolidated subsidiary	7,741	6,594	—

Net loss available for common shareholders	$(27,176)	$(34,794)	$(26,601)

Net loss per share - basic and diluted	$(1.93)	$(2.85)	$(2.33)

Weighted-average shares outstanding - basic and diluted	14,067	12,200	11,421

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statements of Shareholders’ Equity (in thousands)

	Common stock		Deferred compensation	Subscriptions receivable from related parties	Accumulated other comprehensive (loss) income	Accumulated deficit	Shareholders’ equity

	Shares	Amount
Balance at December 31, 1999	10,141	75,518	(213)	(349)	(61)	(39,536)	35,359

Issuance of stock and options to board members for services	4	623	(623)				—
Exercise of warrants and options	1,108	13,342		(285)			13,057
Sales of common stock	500	23,977					23,977
Issuance of stock for acquisition of license	31	376					376
Conversion of mandatorily redeemable preferred stock	100	1,536					1,536
Deferred compensation on warrants and options		6,870	(6,870)				—
Revaluations of warrants		(1,736)	1,736				—
Collection of subscriptions receivable				231			231
Amortization of deferred compensation			1,592				1,592
Other comprehensive income					515		515
Net loss						(26,601)	(26,601)
Balance at December 31, 2000	11,884	120,506	(4,378)	(403)	454	(66,137)	50,042

The accompanying notes are an integral part of these financial statements.

	Common stock		Deferred compensation	Subscriptions receivable from related parties	Accumulated other comprehensive (loss) income	Accumulated deficit	Shareholders’ equity

	Shares	Amount
Balance at December 31, 2000	11,884	$120,506	$(4,378)	$(403)	$454	$(66,137)	$50,042

Issuance of stock to board members for services	6	133	(133)				—
Issuance of stock and options to non-employees for services	1	108	(52)				56
Exercise of warrants and options	99	1,177					1,177
Sales of common stock	971	10,355					10,355
Effect of change in interest in subsidiary from issuance of subsidiary common stock		3,001					3,001
Issuance of stock for acquisition of license	37	970					970
Revaluations of warrants and options		(296)	296				—
Collection of subscriptions receivable				82			82
Amortization of deferred compensation			1,464				1,464
Other comprehensive income					(27)		(27)
Net loss						(34,794)	(34,794)
Balance at December 31, 2001	12,998	135,954	(2,803)	(321)	427	(100,931)	32,326

The accompanying notes are an integral part of these financial statements

	Common stock		Deferred compensation	Subscriptions receivable from related parties	Accumulated other comprehensive (loss) income	Accumulated deficit	Shareholders’ equity

	Shares	Amount
Balance at December 31, 2001	12,998	$135,954	$(2,803)	$(321)	$427	$(100,931)	$32,326

Exercise of warrants and options	8	15					15
Sales of common stock	2,148	11,560					11,560
Revaluations of warrants and options		(471)	471				—
Collection of subscriptions receivable				155			155
Amortization of deferred compensation			842				842
Other comprehensive income					(306)		(306)
Net loss						(27,176)	(27,176)
Balance at December 31, 2002	15,154	$147,058	$(1,490)	$(166)	$121	$(128,107)	$17,416

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statements of Comprehensive Loss (in thousands)

	Year ended December 31,
	2002	2001	2000

Net loss	$(27,176)	$(34,794)	$(26,601)

Other comprehensive income (loss) - unrealized gain (loss) on investment securities, available-for-sale:

Unrealized holding gains (losses) arising during period	(218)	289	515

Less: reclassification adjustment for gains realized in net loss	(88)	(316)	—

Net unrealized gain (loss)	(306)	(27)	515

Comprehensive loss	$(27,482)	$(34,821)	$(26,086)

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Cash Flows (in thousands)

	Year ended December 31,
	2002	2001	2000
Cash flows from operating activities
Net loss	$(27,176)	$(34,794)	$(26,601)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	2,943	2,381	1,247
Non-cash expenses related to issuance of stock, warrants and options, and amortization of deferred compensation	1,984	2,533	1,592
Non-cash expenses related to issuance of stock, for an exclusive license agreement	—	970	377
Impairment of long-term investment	624	—	—
Allowance for receivables from related parties	700	—	—
Minority interests in loss of consolidated subsidiary	(7,741)	(6,594)	—
Non-cash deferred rent	(9)	17	27
Allowance for estimated contract losses	(155)	(140)	295
Change in
Accounts receivable	397	(679)	(8)
Costs and estimated earnings in excess of billings on uncompleted contracts	511	532	(116)
Inventory	(648)	(99)	—
Other current assets	(46)	(323)	(128)
Other assets	(206)	(59)	37
Accounts payable	(325)	(361)	521
Accrued liabilities	(47)	1,939	359
Billings in excess of costs and estimated earnings on uncompleted contracts	170	(359)	252
Research liability	1,025	—	—

Net cash used in operating activities	(27,999)	(35,036)	(22,146)

Cash flows from investing activities
Sales of investment securities	12,701	23,874	29,686
Purchases of investment securities	(246)	(8,556)	(33,212)
Sales of restricted investment securities	1,536	1,748	4,174
Purchases of restricted investment securities	(1,356)	(1,208)	(4,500)
Collections of receivables from related parties	—	25	—
Advances under receivables from related parties	(491)	(1,277)	(1,000)
Purchases of property and equipment	(1,354)	(3,769)	(5,429)

Net cash provided by (used in) investing activities	10,790	10,837	(10,281)

The accompanying notes are an integral part of these financial statements.

	Year ended December 31,
	2002	2001	2000
Cash flows from financing activities
Principal payments under capital leases	(180)	(324)	(280)
Principal payments under long-term debt	(57)	(53)	(47)
Payments received on subscriptions receivable	155	82	230
Net proceeds from issuance of common stock and warrants	11,576	11,532	37,033
Net proceeds from sale of subsidiary’s equity to minority interests	—	21,242	—

Net cash provided by financing activities	11,494	32,479	36,936

Net increase (decrease) in cash and cash equivalents	(5,715)	8,280	4,509

Cash and cash equivalents at beginning of year	15,587	7,307	2,798

Cash and cash equivalents at end of year	$9,872	$15,587	$7,307

Supplemental disclosure of cash flow information

Cash paid for interest	$59	$92	$164

Supplemental schedule of non-cash investing and financing activities

Property and equipment acquired under capital leases	$127	$56	$279

Other non-cash additions to property and equipment	$173	$—	$—

Conversion of preferred stock to common stock	$—	$—	$1,536

Effect of change in interest in subsidiary from issuance of subsidiary common stock	$—	$3,001	$—

Issuance of subsidiary stock and stock options for services rendered	$—	$1,013	$—

The accompanying notes are an integral part of these financial statements

Microvision, Inc.

Notes to Consolidated Financial Statements

1.                                      The Company

Microvision, Inc. (“the Company”), a Washington corporation, was established to acquire, develop, manufacture and market scanned beam technology, which projects images using a single beam of light. The Company has entered into contracts with commercial and U.S. government customers to develop applications using the scanned beam technology. The Company has introduced two commercial products, Nomad, a see through head-worn display, and Flic, a hand-held bar code scanner.  In addition, the Company has produced and delivered various demonstration units using the Company’s display technology.  The Company is working to commercialize additional products for potential defense, aviation, medical, industrial and consumer applications.

Lumera Corporation (“Lumera”), a majority owned subsidiary of Microvision, is a development stage company.  Lumera was established to develop, manufacture and market optical devices using organic non-linear electro-optical chromophore materials (“Optical Materials”).  Lumera is working to commercialize the devices for potential optical networking applications.

The Company has incurred significant losses since inception.  The Company believes that Microvision's cash, cash equivalent and investment securities balances totaling $12,060,000 at December 31, 2002, in addition to the $11,640,000, net of issuance costs, raised in March 2003, as described in Note 19, will satisfy its budgeted cash requirements through December 31, 2003 based on Microvision’s current operating plan.

The Company believes that Lumera's cash, cash equivalent and investment securities balances totaling $3,116,000 as of December 31, 2002 will satisfy Lumera's current budgeted cash requirements until June 30, 2003.  As part of its efforts to reduce current cash requirements, Lumera and the University of Washington ("UW") entered into an amendment to the sponsored research agreement, which is described in Note 14.  In addition, Lumera plans to seek additional financing or to negotiate an additional extension or modification of payment terms with the UW under the sponsored research agreement or in order to fund operations beyond June 30, 2003.  There can be no assurance that Lumera will obtain additional financing or complete an additional extension or modification of the payment terms.  Microvision is not contractually obligated to provide additional funding to Lumera and will not provide additional funds to Lumera unless Microvision believes that it has sufficient funds to finance Microvision's 2003 operating plan as well as any additional funding for Lumera.

The Company's operating plan calls for the addition of sales, marketing, technical and other staff and the purchase of additional laboratory and production equipment.  The operating plan also provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by the Company.  There can be no assurance that additional financing will be available to the Company or that if available, it will be available on terms acceptable to the Company on a timely basis.  If adequate funds are not available to satisfy either short-term or long-term capital requirements or planned revenues are not generated, the Company may be required to limit its operations substantially.  This limitation of operations may include reduction in capital expenditures, deferral of salary increases and reductions in staff and discretionary cost, which may include non-contractual Microvision and Lunera research costs.  The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can, directly or through arrangements with original equipment manufacturers, introduce products incorporating the retinal scanning display technology and the market acceptance and competitive position of such products.

2.                                      Summary of significant accounting policies

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s management has identified the following areas where significant estimates and assumptions have been made in preparing the financial statements:  revenue recognition, allowance for uncollectable receivables, inventory valuation and potential losses from litigation.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and Lumera.  As of December 31, 2002, Microvision owns 76% and 11% of the outstanding common stock and mandatorily redeemable convertible preferred stock of Lumera, respectively.  The balance of Lumera is owned by public companies and private investors, directors, Microvision employees and the UW.  Lumera’s losses were first allocated to its common shareholders until such losses exceeded its common equity and then to its preferred shareholders pro rata in accordance with their respective ownership interest.  All material intercompany accounts and transactions have been eliminated in consolidation.

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

Restricted Investments

The current portion of restricted investments at December 31, 2001 represents a certificate of deposit held as collateral for a letter of credit issued to secure payment on a fixed asset purchase.

The long-term portion of restricted investments represents a certificate of deposit held as collateral for letters of credit issued in connection with a lease agreement for the corporate headquarters building.  Substantially all of the balance is required to be maintained for the term of the lease, which expires in 2006.

Inventory

Inventory consists of raw material, work in process and finished goods for the Company’s Nomad and Flic products.  Inventory is recorded at the lower of cost or market with cost determined on the weighted-average method.

Long-term investment

In December 1999, the Company invested $624,000 in Gemfire Corporation (“Gemfire”), a privately held corporation. Gemfire is a developer of diode laser components for display applications. The Company accounts for the investment in Gemfire using the cost method.

In June 2002, Gemfire announced a recapitalization plan that reduced the value of the Company’s investment.  In June 2002, the Company recorded an impairment for the entire value of the investment in Gemfire.

Property and equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method.  Leasehold improvements are depreciated over the shorter of estimated useful lives or the lease term.

Revenue recognition

Revenue has primarily been generated from contracts for further development of the scanned beam technology and to produce demonstration units for commercial enterprises and the United States government.  Revenue on such contracts is recorded using the percentage-of-completion method measured on a cost incurred basis.  The percentage of completion method is used because the Company can make reasonably dependable estimates of the contract cost.  Changes in contract performance, contract conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined.  Profit incentives are included in revenue when realization is assured.

The Company recognizes losses, if any, as soon as identified.  Losses occur when the estimated direct and indirect costs to complete the contract exceed unrecognized revenue.  The Company evaluates the reserve for contract losses on a contract-by-contract basis.

Revenue for product shipments is recognized upon acceptance of the product by the customer or expiration of the contractual acceptance period.  There are no rights of return on product shipments.  Provision is made for warranties at the time revenue is recorded.  Warranty expense was not material during 2002, 2001 or 2000.

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

The United States government accounted for approximately 83%, 93% and 91% of total revenue during 2002, 2001 and 2000, respectively.  Three commercial enterprises represented 14%, 6% and 5% of total revenues during 2002, 2001, and 2000, respectively.  The United States government accounted for approximately 80% and 87% of the accounts receivable balance at December 31, 2002 and 2001, respectively.

Income taxes

Deferred tax assets and liabilities are recorded for differences between the financial statement and tax bases of the assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Net loss per share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods.  Net loss per share assuming dilution is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities.  Net loss per share assuming dilution for 2002, 2001 and 2000 is equal to basic net loss per share because the effect of dilutive securities outstanding during the periods, including convertible preferred stock, options and warrants computed using the treasury stock method, is anti-dilutive.  The dilutive securities and convertible securities that were not included in earnings per share were 4,051,000, 5,672,000, and 3,517,000 at December 31, 2002, 2001 and 2000, respectively.  Additionally, as discussed in Note 13, the Company is required, under the terms of a November 2002 exchange program, to issue options to purchase 1,760,321 shares of common stock on or after June 11, 2003.

Research and development

Research and development costs are expensed as incurred.  As described in Note 9, Lumera issued shares of its common stock in connection with a research agreement.  The value of these shares is amortized over the period of the research agreement.

Fair value of financial instruments

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts receivable, accounts payable, accrued liabilities, derivative instruments and long-term debt.  Except for long-term debt, the carrying amounts of financial instruments approximate fair value due to their short maturities.  The carrying amount of long-term debt at December 31, 2002 and 2001 was not materially different from the fair value based on rates available for similar types of arrangements.

Derivatives

The Company does not hold or issue derivative financial instruments for trading purposes.  The purpose of the Company’s hedging activities is to reduce the risk that the eventual cash flows of the underlying assets and liabilities will be adversely affected by changes in exchange rates.  Counterparties to derivative financial instruments expose the Company to credit-related losses in the event of nonperformance.  However, the Company has entered into these instruments with creditworthy financial institutions and considers the risk of nonperformance to be remote.  At December 31, 2001 the Company had an open contract to purchase 12.7 million Yen (approximately $100,000) in connection with a firm purchase commitment by the Company.  The transaction was accounted for as a foreign currency cash flow hedge as defined by FAS 133.  Changes in the fair value of the derivative instrument are (1) initially reported as a component of other comprehensive income outside earnings and (2) later reclassified as earnings in the same period during which the hedged transaction affects earnings.  The contract was settled in November 2002.

Long-lived assets

The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows and recognizes impairment of the carrying value of long-lived assets, if any, based on the fair value of such assets.

Research liability

As described in Note 14, the Company recognizes expense under the Sponsored Research Agreement with the UW on a straight-line basis over the term of the agreement.  The Company has recorded a liability for difference between the expense recognized and cash payments.  As of December 31, 2002 the Company had recognized cumulative expense of $4,400,000 and made cumulative cash payments of $3,375,000.

Stock-based compensation

The Company and its subsidiary have stock-based employee compensation plans, which are more fully described in Note 13.

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related amendments and interpretations, including FASB Interpretation Number (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18.

Total non-cash stock option expense related to employee and director awards included in the determination of net loss was $277,000, $642,000, and $1,000,000 for the years ended December 31, 2002, 2001 and 2000, respectively.  Had compensation cost for employee and director options been determined using the fair values at the grant dates consistent with the methodology prescribed under SFAS 123, the Company’s consolidated net loss available to common shareholders and associated net loss per share would have increased to the pro forma amounts indicated below (in thousands):

		Year ended December 31,
		2002	2001	2000
Net loss available for common shareholders, as reported		$(27,176)	$(34,794)	$(26,601)

Deduct : Incremental stock-based employee compensation expense determined under fair value based method for all awards		(16,140)	(18,336)	(12,848)

Net loss available for common shareholders, pro forma		$(43,316)	$(53,130)	$(39,449)

Net loss per share	As reported	$(1.93)	$(2.85)	$(2.33)
Basic and diluted
	Pro forma	$(3.08)	$(4.35)	$(3.45)

New accounting pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  The Company’s adoption of SFAS 143 on January 1, 2003 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The Company’s adoption of this statement on January 1, 2003 did not have a material impact on the Company’s results of operation, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (Interpretation No. 45). This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees. It requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company’s initial adoption of this statement on January 1, 2003 did not have a material impact on the Company’s results of operations, financial position and cash flows. Guarantees issued or modified after January 1, 2003 will be recognized at their fair value in the Company’s financial statements.

In November 2002, the EITF reached consensus on EITF No. 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor.”  This consensus establishes that cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s statement of operations. This presumption is overcome when the consideration is either a reimbursement of costs incurred by the customer to sell the vendor’s products, in which case it should be characterized as a reduction of that cost, or a payment for assets or services delivered to the vendor, in which case it should be characterized as revenue. The Company’s adoption of this consensus on January 1, 2003 did not have a material impact on The Company’s results of operations, financial position or cash flows.

In November 2002, the EITF reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The Company will be required to adopt the provisions of this consensus for revenue arrangements entered into after June 30, 2003. The Company is currently assessing the impact of this consensus on its results of operations, financial position and cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.”  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company’s adoption of this statement during the year ended December 31, 2002 did not have an impact on its results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company is required to apply FIN 46 on July 1, 2003. The Company’s adoption of this interpretation will not have a material impact on its results of operations, financial position and cash flows.

3.                                      Long-term contracts

Cost and estimated earnings in excess of billings on uncompleted contracts comprises amounts of revenue recognized on contracts that the Company has not yet billed to customers because the amounts were not contractually billable at December 31, 2002 and 2001.   The following table summarizes when the Company will be contractually able to bill the balance as of December 31, 2002 and 2001.

	December 31,
	2002	2001

Billable within 30 days	$821,000	$1,473,000
Billable between 31 and 90 days	105,000	—
Billable after 90 days	147,000	111,000

	$1,073,000	$1,584,000

The Company’s current contracts with the U.S. government are primarily cost plus fixed fee type contracts.  Under the terms of a cost plus fixed fee contract, the U.S. government reimburses the Company for negotiated actual direct and indirect cost incurred in performing the contracted services.  The Company is under no obligation to spend more than the contract value to complete the contracted services.  The period of performance is generally one year.

In May 2002, the Company entered into a $3,300,000 contract modification with the U.S. Army’s Aviation Applied Technology Directorate to continue work on an advanced helmet-mounted display and imaging system to be used in the Virtual Cockpit Optimization Program.

In July 2002, the Company entered into a $1,900,000 contract with the NASA Langley Research Center to deliver a prototype cockpit helmet display for the Synthetic Visions Systems project.

In August 2002, the Company entered into a $1,100,000 contract modification with the U.S. Army’s Medical Research Acquisition Activities Telemedicine and Advanced Technology Research Center to continue development of a mobile wireless personal display system for medical applications.

In November 2002, Lumera entered into a $1,000,000 contract modification with the U.S. government to design new Optical Materials appropriate for the fabrication of a wideband optical modulator demonstration system.

In April 2001, the Company entered into a $2,900,000 contract modification with the U.S. Army’s Aviation Applied Technology Directorate to continue work on an advanced helmet-mounted display and imaging system to be used in the Virtual Cockpit Optimization Program.  In addition, the Company entered into a $4,200,000 contract modification with the U.S. Army’s Aircrew Integrated Helmet Systems Program office to further advance the form and functional development of a helmet-mounted display.

In October 2001, the Company entered into a $1,500,000 subcontract with Concurrent Technologies Corporation in support of the Office of Naval Research’s Battlespace Information Display Technology program.  The purpose of the program is to develop micro-electrical mechanical systems for use in displaying information on the battlefield.

In December 2001, the Company entered into a $3,300,000 contract with the U.S. Army’s Medical Research Acquisition Activities Telemedicine and Advanced Technology Research Center for the initial phase in the development of a mobile wireless personal display system for medical applications.

During 2000, the Company entered into a $5,000,000 contract modification with the U.S. Army’s Aviation Applied Technology Directorate to continue work on an advanced helmet-mounted display and imaging system to be used in the

Virtual Cockpit Optimization Program.  In addition, the Company was awarded a $2,800,000 contract with the U.S. Army’s Aircrew Integrated Helmet Systems Program office to further advance the form and functional development of a helmet-mounted display.

During 2000, the Company entered into a $600,000 contract to provide a Nomad demonstrator unit and a full color prototype display to the Cleveland Clinic.

The following table summarizes the cost incurred on the Company’s revenue contracts:

	December 31, 2002	December 31, 2001

Costs and estimated earnings incurred on uncompleted contracts	$18,909,000	$23,587,000

Billings on uncompleted contracts	(18,066,000)	(22,063,000)
	$843,000	$1,524,000

Included in accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,073,000	$1,584,000

Billings in excess of costs and estimated earnings on uncompleted contracts	(230,000)	(60,000)

	$843,000	$1,524,000

4.                                      Investments available-for-sale

The following table summarizes the composition of the Company’s available-for-sale investment securities at December 31, 2002 and 2001.

	December 31,
	2002	2001
U.S. corporate debt securities	$3,768,000	$15,262,000
U.S. government debt securities	1,536,000	2,803,000
	$5,304,000	$18,065,000

The fair value of the available-for-sale investment securities by contractual maturity at December 31, 2002 is as follows:

Fair value
Due in one year or less	$1,874,000
Due in one year through two years	3,430,000
Due in two years through three years	—
$5,304,000

5.                 Inventory

Inventory consists of the following:

	December 31, 2002	December 31, 2001
Raw materials	$456,000	$99,000
Work in process	92,000	—
Finished goods	199,000	—
	$747,000	$99,000

6.             Accrued liabilities

Accrued liabilities consist of the following:

	December 31,
	2002	2001
Bonuses	$1,413,000	$1,111,000
Payroll and payroll taxes	831,000	865,000
Compensated absences	512,000	371,000
Professional fees	408,000	227,000
Taxes other than income	324,000	324,000
Relocation	196,000	329,000
Subcontractors	163,000	774,000
Other	462,000	297,000

	$4,309,000	$4,298,000

7.                                      Property and equipment, net

Property and equipment consists of the following:

	December 31,
	2002	2001

Lab and production equipment	$6,261,000	$5,318,000
Leasehold improvements	4,606,000	4,356,000
Computer hardware and software	3,648,000	3,209,000
Office furniture and equipment	1,043,000	1,021,000

	15,558,000	13,904,000

Less: Accumulated depreciation	(7,886,000)	(4,944,000)

	$7,672,000	$8,960,000

8.                                      Receivables from related parties

In 2000, the Board of Directors authorized the Company to provide an unsecured line of credit to each of the Company’s three senior officers.  The limit of the line of credit is three times the executives’ base salary less any amounts outstanding under the Executive Option Exercise Loan Plan.  In 2002 and 2001, the Board of Directors authorized a $200,000 and $500,000 addition, respectively, to the limit for one executive, and expanded the group of eligible executives to four.  The lines of credit carry interest rates of 5.4% to 6.2%.  The lines of credit must be repaid within one year of the earlier of the executive’s termination or Plan termination.  At December 31, 2002 and 2001, a total of $2,743,000 and $2,252,000, respectively, was outstanding under the lines of credit.

During 2002, the Company determined that one of its senior officers may have insufficient net worth and short-term earnings potential to repay loans outstanding under the Company’s lines of credit.  The Company recorded an allowance for doubtful accounts for receivables from related parties of $700,000 in 2002.

In 2000, three executive officers of the Company exercised a total of 128,284 stock options, in exchange for full recourse notes totaling $285,000.  These notes bear interest at 4.6% to 6.2% per annum.  Each note is payable in full upon the earliest of (1) a fixed date ranging from January 31, 2001 to December 31, 2004 depending on the expiration of the options exercised; (2) the sale of all of the shares acquired with the note; (3) on a pro rata basis upon the partial sale of shares acquired with the note, or (4) within 90 days of the officer’s termination of employment.  The notes are included as subscriptions receivable from related parties in shareholders’ equity on the consolidated balance sheet.

The interest on both the lines of credit and the full recourse notes is forgiven if the executive is an employee of the Company at December 31 of the respective year.  Compensation expense of $159,000 and $116,000 was recognized in 2002 and 2001, respectively, for interest forgiven.

9.                                      Lumera Subsidiary Equity Transactions

In March 2000, Lumera issued 4,700,000 shares of its Class B common stock to the Company for services provided by the Company to Lumera valued at $94,000.  At the same time, Lumera issued 670,000 shares of its Class B common stock to certain Microvision employees for $12,000 in cash.  Shares of Lumera Class B common stock have ten votes per share.

In January 2001, Lumera issued 802,000 shares of Lumera Class A common stock to the University of Washington (“UW”) at a value of $3.75 per share in connection with the research agreement described in Note 14.  Shares of Lumera Class A common stock have one vote per share.  The valuation of the shares issued to the UW was more than the per share carrying amount of the Company’s interest in Lumera.  Although the Company’s percentage ownership in Lumera was reduced as a result of this transaction, the increased value of Lumera stock created a gain for the Company on the change in ownership interest.  The amount of the gain of $3,001,000 resulting from the revaluation of the Company’s interest in Lumera was credited to paid-in capital.

In March 2001, Lumera issued 2,400,000 shares of its Series A preferred stock at a price of $10.00 per share.  Included in this total were 264,000 shares issued to the Company in repayment of intercompany borrowings.  The Lumera Series A preferred stock is convertible into shares of Lumera Class A common stock and has voting rights equivalent to the Class A common stock.  Holders of the Lumera Series A preferred stock are entitled to receive noncumulative dividends at a rate of $0.60 per share per annum, when and if declared by Lumera’s Board of Directors.  On any liquidation of Lumera, each holder of Lumera Series A preferred stock is entitled to receive an amount of $10.00 per share in preference to any distribution to the holders of Lumera common stock.  Upon full payment of the Series A preferences, the holders of Lumera preferred and common stock share in any further distributions based on the number of shares of common stock held (on an as converted basis) until the holders of the Lumera Series A preferred stock receive an aggregate of $30.00 per share.  Thereafter, any remaining funds and assets of Lumera are distributed pro rata among the holders of the common stock.

In October 2002, Lumera paid $200,000 and issued a warrant to purchase 164,000 shares of Lumera Class A Common Stock at an exercise price of $3.65 per share to Arizona Microsystems, Inc. in exchange for a license of certain Arizona Microsystems, Inc technology.  The warrant expires 10 years following the date of grant, and vests 25% on the date of grant and 25% annually from the date of grant.  The warrant was valued at the date of grant at $133,000.  The total purchase price of $333,000 was recorded as capitalized licensing costs and is included in “Other Assets” at December 31,2002.  The fair value of the warrant was estimated using the Black Scholes option pricing model with a stock price of $0.98 per share, dividend yield of zero percent; expected volatility of 100%; risk-free interest rate of 4.0% and expected life of ten years.  Lumera is required to pay an additional $200,000 to Arizona Microsystems, Inc. if Lumera completes a financing transaction greater than $10,000,000.

Losses in Lumera are first allocated to the holders of the common stock and then to the holders of the preferred shareholders pro rata in accordance with their respective ownership interest.  Losses are not allocated to the options and warrants until exercised.

Lumera common stock and Series A preferred stock are eliminated in consolidation with Microvision interests in Lumera common stock and Series A preferred stock and options and warrants to purchase equity in Lumera held by investors other than the Company, and are presented as minority interests on the Company’s consolidated balance sheet.  A reconciliation of the movements in minority interests is as follows (in thousands):

		Minority Interests
	Microvision	Other Common	Other Preferred	Total
Balance at inception	$94	$13	$—	$107
Loss allocation for 2000	(2,892)	(13)	—	(2,905)
Balance at December 31, 2000	(2,798)			(2,798)
Issuance of common stock to UW	—	3,009	—	3,009
Change in interest	3,001	(3,001)	—	—
Issuance of preferred stock, net	2,640	—	21,242	23,882
Options and warrants	719	168	—	887
Loss allocation for 2001	(3,045)	(8)	(6,586)	(9,639)
Balance at December 31, 2001	517	168	14,656	15,341
Options and warrants	—	140	—	140
Loss allocation for 2002	(957)	—	(7,741)	(8,698)
Balance at December 31, 2002	$(440)	$308	$6,915	$6,783

10.          Preferred stock

In January 1999, a private investor acquired an option to purchase 1,600 shares of Series B-2 convertible preferred stock with an exercise price of $16.00 per share with a six-month maturity.  In March 2000, the Company redeemed 1,600 shares of Series B-2 mandatorily redeemable convertible preferred stock and issued 100,000 shares of common stock.

11.                               Common stock

As described in Note 14, in February 2001 the Company issued 37,000 shares of common stock valued at $1,000,000 to the UW in connection with the purchase of an Exclusive License Agreement.

In October 2001, the Company raised $11,000,000 (before issuance costs) upon issuance of 971,000 shares of common stock to a group of private investors.  The investors also acquired fully vested warrants to purchase an aggregate of 146,000 shares of common stock at a price of $14.62 per share for a period of four years.

In March 2002, the Company raised $6,028,000 (before issuance costs) upon issuance of 524,000 shares of common stock to a group of private investors.

In July 2002, the Company raised $3,000,000 (before issuance costs) upon issuance of 938,000 shares of common stock to a group of private investors.  The investors also acquired fully vested warrants to purchase 234,000 shares of common stock at a price of $4.80 per share, for a period of five years.

In August 2002, the Company raised $3,000,000 (before issuance costs) upon issuance of 686,000 shares of common stock to a group of private investors.  The investors also acquired fully vested warrants to purchase 137,000 shares of common stock at a price of $6.56 per share, for a period of five years.

From 1996 until October 2001, the Company had a stock grant plan for its independent directors (“Directors Stock Plan”).  The Directors Stock Plan provided for granting up to a total of 75,000 shares of common stock to non-employee directors of the Company.  The Directors Stock Plan was terminated in October 2001, effective as of the vesting date of the annual awards granted as of the June 6, 2001 annual shareholder meeting.

12.                               Warrants

On April 11, 2000, the Company received $7,500,000 (before issuance costs) upon exercise of a warrant to purchase 419,000 shares of common stock at a price of $17.91 per share.In December 2000, the Company issued fully vested warrants to purchase 5,000 shares of common stock, for $61.13 per share, to a consultant in payment of fees arising from this transaction.

On August 10, 2000, the Company issued warrants to purchase an aggregate of 200,000 shares of common stock to two consultants in connection with entering into certain consulting agreements with the Company.  One of the consultants subsequently became a director.  The warrants grant each of the holders the right to purchase up to 100,000 shares of common stock at a price of $34.00 per share.

The warrants to purchase an aggregate of 150,000 shares vest over three years and are subject to remeasurement at each balance sheet date during the vesting period.  The remaining warrants to purchase an aggregate of 50,000 shares had a measurement date at the time of grant. The deferred compensation related to these warrants is being amortized to non-cash compensation expense over the five-year period of service under the agreements.  The total original value of both warrants was estimated at $5,476,000.  Due to stock price fluctuations, the subsequent values for those warrants subject to remeasurement were estimated at $2,979,000, $3,441,000 and $3,740,000 as of December 31, 2002, 2001 and 2000, respectively.  Total non-cash amortization expense was $542,000, $775,000 and $345,000 for the years ended December 31, 2002, 2001 and 2000, respectively.  The fair values of the warrants were estimated at December 31, 2002, 2001, and 2000, using the Black-Scholes option-pricing model with the following weighted-average assumptions:  dividend yield of zero percent; and expected volatility of 83% for all measurement dates; risk-free interest rates of 5.0%, 5.9% and 6.0%; and expected lives of 8.1, 9.2 and 10 years.

The following summarizes activity with respect to Microvision common stock warrants during the three years ended December 31, 2002:

	Shares	Weighted- average exercise price

Outstanding at December 31, 1999	704,000	$17.30
Granted:
Exercise price greater than fair value	255,000	38.25
Exercise price less than fair value	6,000	19.20
Exercised	(485,000)	17.12
Canceled/expired	(17,000)	15.26
Outstanding at December 31, 2000	463,000	29.11
Granted:
Exercise price greater than fair value	158,000	14.62
Exercise price less than fair value	1,000	8.00
Exercised	(7,000)	11.57
Canceled/expired	—
Outstanding at December 31, 2001	615,000	25.55
Granted:
Exercise price greater than fair value	372,000	5.45
Exercised	(5,000)	8.00
Canceled/expired	(7,000)	8.00
Outstanding at December 31, 2002	975,000	$18.10
Exercisable at December 31, 2002	952,000	$17.71

The following table summarizes information about the weighted-average fair value of Microvision common stock warrants granted:

	Year ended December 31,
	2002	2001	2000

Exercise price greater than fair value	$1.29	$5.82	$15.43
Exercise price less than fair value	—	18.39	36.57

The following table summarizes information about Microvision common stock warrants outstanding and exercisable at December 31, 2002:

	Warrants outstanding			Warrants exercisable
Range of exercise prices	Number outstanding at December 31, 2002	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable at December 31, 2002	Weighted- average exercise price
$4.80-$6.56	372,000	4.59	$5.45	372,000	$5.45
$12.50-$16.00	176,000	2.55	$14.52	176,000	$14.52
$19.05-$20.32	172,000	1.30	$19.21	172,000	$19.21
$34.00	200,000	7.61	$34.00	177,000	$34.00
$53.00-$61.13	55,000	2.32	$53.73	55,000	$53.73
$4.80-$61.13	975,000			952,000

The fair value of the Microvision common stock warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of zero percent and expected volatility of 83% for all years; risk-free interest rates of 2.2%, 2.9% and 6.2%; and expected lives of 2 years for all years.

13.                               Options

The Company has several stock option plans (“Option Plans”) that provide for granting incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) to employees, directors, officers and certain non-employees of the Company as determined by the Board of Directors, or its designated committee (“Plan Administrator”).  The Company deems the fair market value of its stock on any given trading day to be the closing price of its stock on the Nasdaq National Market on that date.

In November 2002, the Company offered to exchange most of its outstanding options to purchase common stock for new options scheduled to be granted on or after June 11, 2003.  All eligible options that were properly submitted for exchange were accepted and cancelled effective December 10, 2002.  Employees tendered options to purchase an aggregate of 2,521,714 shares of the Company’s common stock.  Under the terms of the exchange program the Company will be required to grant new options to purchase an aggregate of 1,760,321 shares of the Company’s common stock.  The exercise price of the new options will equal the greater of the closing price of the Company’s common stock on the grant date of the new options or $7.00 per share.  The Company expects there will be no compensation charge as a result of the stock option exchange program.

In May 2002, shareholders approved an amendment to the 1996 Stock Option Plan, increasing the number of shares reserved for the Plan by 2,500,000 to 8,000,000.  The shareholders also approved amendments to the Independent Director Stock Option Plan (“Director Option Plan”) that increased the total shares reserved for the Plan by 350,000 to 500,000 shares; established a fully vested option grant to purchase 15,000 shares to each independent director upon initial election or appointment to the Board of Directors; increased the number of shares granted in the annual initial and reelection grants from 5,000 to 15,000; granted a one-time option to each independent director to purchase 10,000 shares; and, authorized the Board of Directors to make discretionary grants.

In October 2001 the Board of Directors granted the independent directors option to purchase an aggregate of 57,232 shares subject to shareholder approval.  In May 2002, the shareholders approved the grant.

For Option Plan grants, other than non-discretionary grants to directors, the date of grant, option price, vesting period and other terms specific to options granted are determined by the Plan Administrator.  The specific terms of Mandatory Director Grants are specified by the plan document.

Stock options issued under the Option Plans, other than the Director Option Plan, generally have vesting ranges from three years to four years; expiration ranges from five years to 10 years; and exercise prices greater than or equal to the fair market value of the Company’s stock on the date of grant.

The Director Option Plan provides for two types of Mandatory Grants:  a fully vested option to purchase 15,000 shares of common stock, to each independent director upon initial election or appointment to the Board of Directors, and an additional initial or annual reelection option to purchase 15,000 shares of common stock, which vests no later than the Company’s subsequent regularly scheduled annual shareholders’ meeting.  For both types of Mandatory Grants, the exercise prices are set equal to the average closing price of the Company’s common stock as reported on the Nasdaq National Market during the ten trading days prior to the date of grant and have ten year expiry terms.  Upon leaving the Board, a grant remains exercisable until its expiration date.

During 2001 and 2000, the Company issued 462,000 and 91,000 options, respectively, outside of its stock option plans, to employees who are not executive officers of the Company.   The terms and conditions of these options issued are the same as those issued under the Option Plans, except for the vesting provisions of the grants issued in 2001.  These grants vest 25% on the grant date, 25% six months from the grant date, 25% one year from grant date and 25% eighteen months from grant date.

In October 2001, the Company granted, subject to shareholder approval, 127,000 options to independent directors.  As the issuance of these options was contingent upon shareholder approval, there was no measurement date for these options at December 31, 2001.  In May 2002, shareholders approved these issuances.  Deferred compensation of $133,000 was recorded related to these options as the fair value of the stock at the measurement date was greater than the exercise price.

The following table summarizes activity with respect to Microvision, Inc. Common Stock options for the three years ended December 31, 2002:

	Shares	Weighted- average exercise price

Outstanding at December 31, 1999	2,462,000	$16.38

Granted:
Exercise price greater than fair value	5,000	39.74
Exercise price equal to fair value	1,235,000	33.94
Exercise price less than fair value	85,000	35.58
Exercised	(519,000)	7.49
Forfeited	(214,000)	29.38
Outstanding at December 31, 2000	3,054,000	24.65

Granted:
Exercise price greater than fair value	1,566,000	18.35
Exercise price equal to fair value	934,000	19.24
Exercise price less than fair value	70,000	13.52
Exercised	(92,000)	11.85
Forfeited	(475,000)	27.30
Outstanding at December 31, 2001	5,057,000	21.52

Granted:
Exercise price greater than fair value	106,000	10.23
Exercise price equal to fair value	694,000	9.71
Exercised	(3,000)	7.40
Cancelled under exchange program	(2,522,000)	24.63
Forfeited	(256,000)	20.28
Outstanding at December 31, 2002	3,076,000	$16.03
Exercisable at December 31, 2002	1,712,000	$15.74

The following table summarizes information about the weighted-average fair value of Microvision common stock options granted:

	Year ended December 31,
	2002	2001	2000

Exercise price greater than fair value	$5.45	$8.89	$16.09
Exercise price equal to fair value	6.58	12.84	23.70
Exercise price less than fair value	—	8.68	25.81

The following table summarizes information about Microvision common stock options outstanding and exercisable at December 31, 2002:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2002	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable at December 31, 2002	Weighted- average exercise price
		(years)
$3.25-$4.34	70,000	9.59	$3.75	—	$0.00
$4.37-$7.20	264,000	4.42	$6.10	170,000	$6.81
$7.50-$11.85	589,000	8.23	$10.70	105,000	$9.46
$11.95-$19.56	1,578,000	8.49	$15.19	1,229,000	$15.05
$20.00-$29.85	288,000	8.09	$24.31	114,000	$24.55
$30.88-$44.00	278,000	7.32	$34.94	89,000	$36.62
$47.13-$60.75	9,000	7.18	$49.26	5,000	$49.26
$3.25-$60.75	3,076,000			1,712,000

Deferred compensation of $1,840,000 was recorded during 2000, for stock and stock options granted to employees and directors at exercise prices below fair market value.

Lumera Subsidiary Stock Option Plans

In 2000, Lumera adopted the 2000 Stock Option Plan (the “Lumera Plan”).  The Lumera Plan provides for the granting of stock options to employees, consultants and non-employee directors of Lumera.  Lumera has reserved 3,000,000 shares of Class A common stock for issuance pursuant to the Lumera Plan. The terms and conditions of any options granted, including date of grant, the exercise price and vesting period are to be determined by the Plan Administrator.  Stock options issued under the Lumera Plan generally vest over four years and expire after ten years.

In September 2001, Lumera issued fully vested options to purchase 33,000 shares of Class A common stock at an exercise price of $10.00 per share to a consultant for services completed.  The options expire 10 years following the date of issue.  The options were valued at $137,000 on the grant date, are not subject to remeasurement and were fully expensed in the period granted. The estimated fair value was determined using the Black-Scholes option-pricing model with the following assumptions: underlying security fair market value of $5.34, dividend yield of zero percent, expected volatility of 80%, risk-free interest rate of 4.0%, expected life of 10 years.

The following table summarizes activity with respect to Lumera common stock options for the period from inception to December 31, 2002:

	Shares	Weighted- average exercise price

Granted:
Exercise price greater than fair value	42,000	$2.00
Exercise price equal to fair value	125,000	0.68
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2000	167,000	1.01

Granted:
Exercise price greater than fair value	412,000	10.00
Exercise price less than fair value	99,000	4.23
Exercised	—	—
Forfeited	(43,000)	0.76
Outstanding at December 31, 2001	635,000	7.36

Granted:
Exercise price equal to fair value	96,000	10.00
Forfeited	(98,000)	4.63
Outstanding at December 31, 2002	633,000	$8.18
Exercisable at December 31, 2002	209,000	$8.65

Lumera options outstanding at December 31, 2002, 2001 and 2000 had a weighted average contractual lives of 8.5, 9.4 and 9.5 years, respectively.

The following table summarizes consolidated non-cash compensation expense related to options and warrants:

	2002	2001	2000
Lumera stock issued to the University of Washington	$1,003,000	$844,000	—
Company and Lumera stock options issued to consultants	571,000	1,047,000	$591,000
Lumera stock warrant issued to Arizona Microsystems	133,000	—	—
Company and Lumera stock options issued to employees	219,000	411,000	469,000
Company stock and options issued to Independent directors	58,000	231,000	532,000
	$1,984,000	$2,533,000	$1,592,000

Fair Value Disclosures

The fair value of Microvision common stock options granted was estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of zero percent; expected volatility of 83% for all years; risk-free interest rates of 4.2%, 4.1% and 6.1%; and expected lives of 5, 4 and 5 years.  Actual forfeitures of 54.9%, 15.5% and 8.7% were used for the years ended December 31, 2002, 2001 and 2000, respectively.  Excluding shares cancelled under the November 1, 2002 voluntary stock option exchange offer, the actual forfeiture rate for 2002 was 5.0%.

The fair value of the options granted by Lumera was estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of zero percent; expected volatility of zero percent for all years;  risk-free interest rates of 4.6%, 4.5% and 6.0%; and expected lives of 7, 6 and 7 years.  Actual forfeitures of 15.4%, 10% and zero percent were used for the years ended December 31, 2002, 2001 and 2000, respectively.

14.                               Commitments and contingencies

Agreements with the University of Washington

In October 1993, the Company entered into a Research Agreement and an exclusive license agreement (“License Agreement”) with the UW.  The License Agreement grants the Company the rights to certain intellectual property, including the technology being subsequently developed under the Microvision research agreement (“Research Agreement”), whereby the Company has an exclusive, royalty-bearing license to make, use and sell or sublicense the licensed technology.  In consideration for the license, the Company agreed to pay a one-time nonrefundable license issue fee of $5,134,000.  Payments under the Research Agreement were credited to the license fee.  In addition to the nonrefundable fee, which has been paid in full, the Company is required to pay certain ongoing royalties.  Beginning in 2001, the Company is required to pay the UW a nonrefundable license maintenance fee of $10,000 per quarter, to be credited against royalties due.

In March 1994, the Company entered into an exclusive license agreement (“HALO Agreement”) with the UW.  This technology involves the projection of data and images onto the inside of a dome that is placed over the viewer’s head.  The HALO Agreement grants the Company the exclusive right to market the technical information for the purpose of commercial exploitation.  Under the agreement, the Company was obligated to pay to the UW $75,000 and issue 31,250 shares of common stock upon filing of the first patent application and $100,000 and issue 62,500 shares of common stock upon issuance of the first patent awarded. In 1999, the UW filed a patent application under the HALO Agreement and the Company recorded $452,000 as an expense, based on the value of the 31,250 shares of common stock on the patent filing date and the

$75,000 cash payment, as an expense.  The shares of common stock were issued and the cash payment was made in February 2000.

In February 2001, the Company entered into an amendment to the HALO Agreement, whereby it purchased the rights to HALO display technology from the UW for an additional cash payment of $100,000 and 37,000 shares of Microvision common stock valued at the closing price of the Company’s common stock on the date of the amendment.  The Company recorded $1,100,000, the total value of the shares of common stock and the cash payment, as a research and development expense.

In October 2000, Lumera entered into an exclusive license agreement (“Lumera License Agreement”) and a Sponsored Research Agreement with the UW.  The Lumera License Agreement grants Lumera exclusive rights to certain intellectual property including technology being developed under the Sponsored Research Agreement whereby Lumera has an exclusive royalty-bearing license to make, use, sell or sublicense the licensed technology. In consideration for the Lumera License Agreement, Lumera agreed to pay a one-time nonrefundable license issue fee of $200,000 to the UW, which was expensed as research and development, as there are no known alternative uses for the technology.

Under the terms of the Sponsored Research Agreement, Lumera issued 802,414 shares of Lumera’s Class A common stock.  The shares were vested in full by mutual agreement between the UW and Lumera on January 8, 2001.  The estimated fair value of the shares issued was $3,009,000 and has been recorded as prepaid research and development expense, and will be amortized over the term of the research plan.  Amortization expense of $1,003,000 and $844,000 was recorded as non-cash compensation expense in 2002 and 2001, respectively.  The balance in prepaid research expenses at December 31, 2002 and December 31, 2001 was $1,162,000 and $2,165,000, respectively.

In connection with the Research Plan, Lumera agreed to pay an aggregate of $9,000,000 in quarterly payments over three years.  Lumera has also conditionally committed to provide $300,000 per year to the UW during the three-year term of the Research Agreement for additional research related to the Optical Materials.  The first research payments were made upon Lumera’s acceptance of the UW research plan on February 26, 2001, and total payments of $1,125,000 and $2,550,000 were made during 2002 and 2001, respectively.  These payments are recognized as research expense on a straight-line basis over the term of the Research Agreement.  In February 2002, Lumera and the UW restructured the Sponsored Research Agreement to extend quarterly payments and performance through 2005.

In March 2003, Lumera and the UW entered into an amendment to the sponsored research agreement, which deferred certain 2003 payments until 2004.  Under the terms of the amendment Lumera's payments for the sponsored research agreement during 2003 are reduced from $3,000,000 to at most $2,125,000 and will be further reduced to $875,000 in the event the UW receives sufficient funding from another specific source.  The amounts deferred under this amendment are due on April 1, 2004.  In addition, Lumera is required to pay $2,250,000 and $375,000 in 2004 and 2005, respectively.

Under the terms of the agreements, Lumera is also required to pay certain costs related to filing and processing of patents and copyrights related to the agreements.  Additionally, Lumera will pay certain ongoing royalties.

As described in Note 9, Lumera is required to make an additional payment of $200,000 to Arizona Microsystems, Inc. if Lumera completes a financing transaction greater than $10,000,000.

Litigation

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business.  Management believes that the outcome of any such lawsuits would not have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

Lease commitments

The Company leases its office space and certain equipment under noncancelable capital and operating leases with initial or remaining terms in excess of one year.  The Company entered into a facility lease that commenced in April 1999, which includes extension and rent escalation provisions over the seven-year term of the lease. Rent expense is recognized on a straight-line basis over the lease term.

Future minimum rental commitments under capital and operating leases for years ending December 31 are as follows:

	Capital leases	Operating leases

2003	$99,000	$2,076,000
2004	66,000	1,989,000
2005	36,000	1,991,000
2006	—	470,000
2007	—	46,000
Thereafter	—	—
Total minimum lease payments	201,000	$6,572,000
Less: Amount representing interest	(23,000)
Present value of capital lease obligations	178,000
Less: Current portion	(84,000)
Long-term obligation at December 31, 2002	$94,000

The capital leases are collateralized by the related assets financed and by security deposits held by the lessors under the lease agreements.  The cost and accumulated depreciation of equipment under capital leases was $1,231,000 and $810,000 respectively, at December 31, 2002; $1,100,000 and $592,000, respectively, at December 31, 2001.

Rent expense was $1,639,000, $1,557,000 and $1,255,000, for 2002, 2001 and 2000, respectively.

Long-term debt

During 1999, the Company entered into a loan agreement with the lessor of the Company’s corporate headquarters to finance $420,000 in tenant improvements.  The loan carries a fixed interest rate of 10% per annum, is repayable over the initial term of the lease which expires in 2006 and is secured by a letter of credit.

15.                               Income taxes

A provision for income taxes has not been recorded for 2002, 2001 or 2000 due to taxable losses incurred during such periods.  A valuation allowance has been recorded for deferred tax assets because realization is primarily dependent on generating sufficient taxable income prior to expiration of net operating loss carry-forwards.

At December 31, 2002, the Company has net operating loss carry-forwards of approximately $116,719,000, for federal income tax reporting purposes.  In addition the Company has research and development tax credits of $2,127,000.

The net operating losses will expire from 2008 to 2022 if not previously utilized.  In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of the Company’s stockholders during any three-year period would result in limitations on the Company’s ability to utilize its net operating loss carry-forwards.  The Company has determined that such a change occurred during 1995 and the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $761,000.  An additional change occurred in 1996; and the limitation for losses generated in 1996 is approximately $1,600,000.

Lumera files a separate tax return.  At December 31, 2002, Lumera has net operating loss carry-forwards of approximately $19,954,000 for federal income tax reporting purposes.  The net operating losses will expire from 2020 through 2022 if not previously utilized.

Deferred tax assets are summarized as follows:

	December 31,
	2002	2001

Net operating loss carry-forwards –Microvision	$39,684,000	$32,012,000
Net operating loss carry-forwards –Lumera	6,784,000	4,186,000
R&D credit carry-forwards –Microvision	2,127,000	1,827,000
R&D credit carry-forwards –Lumera	273,000	151,000
Other	3,191,000	1,795,000
	52,059,000	39,971,000
Less: Valuation allowance	(52,059,000)	(39,971,000)

Deferred tax assets	$—	$—

The valuation allowance and the research and development credit carry forwards account for substantially all of the difference between the Company’s effective income tax rate and the federal statutory rate of 34%.

Certain net operating losses arise from the deductibility for tax purposes of compensation under nonqualified stock options equal to the difference between the fair value of the stock on the date of exercise and the exercise price of the options.  For financial reporting purposes, the tax effect of this deduction when recognized will be accounted for as a credit to shareholders’ equity.

16.                               Retirement savings plan

The Company has a retirement savings plan (“the Plan”) that qualifies under Internal Revenue Code Section 401(k).  The Plan covers all qualified employees.  Contributions to the Plan by the Company are made at the discretion of the Board of Directors.

In February 2000, the Board of Directors approved a plan amendment to match 50% of employee contributions to the Plan up to 6% of the employee’s per pay period compensation, starting on April 1, 2000.  During 2002, 2001 and 2000, the Company contributed $351,000, $271,000 and $134,000, respectively, to the Plan under the matching program.

17.                               Quarterly Financial Information (Unaudited)

The following table presents the Company’s unaudited quarterly financial information for the years ending December 31, 2002 and 2001:

	Year ended December 31, 2002
	December 31	September 30	June 30	March 31

Revenue	$3,193,000	$4,186,000	$4,734,000	$3,804,000
Gross Margin	2,121,000	2,267,000	2,539,000	1,993,000
Net loss	(6,901,000)	(5,401,000)	(6,648,000)	(8,226,000)
Net loss per share - basic and diluted	(.46)	(.37)	(.49)	(.63)

	Year ended December 31, 2001
	December 31	September 30	June 30	March 31

Revenue	$4,251,000	$2,402,000	$1,772,000	$2,337,000
Gross Margin	2,123,000	1,064,000	691,000	775,000
Net loss	(7,809,000)	(8,198,000)	(8,567,000)	(10,220,000)
Net loss per share - basic and diluted	(.61)	(.68)	(.72)	(.86)

18.                               Segment Information

The Company is organized into two major segments - Microvision, which is engaged in scanned beam displays and related technologies, and Lumera, which is engaged in optical systems components technology.  The segments were determined based on how management views and evaluates the Company’s operations.

The accounting policies used to derive reportable segment results are generally the same as those described in Note 2, “Summary of Significant Accounting Policies.”

A portion of the segments’ expenses arise from shared services and infrastructure that Microvision has provided to the segments in order to realize economies of scale and to efficiently use resources.  These efficiencies include costs of centralized legal, accounting, human resources, real estate, information technology services, treasury and other Microvision corporate and infrastructure costs.  These expenses are allocated to the segments and the allocation has been determined on a basis that the Company considered to be a reasonable reflection of the utilization of services provided to, or benefits received by, the segments.

The following tables reflect the results of the Company’s reportable segments under the Company’s management system.  The performance of each segment is measured based on several metrics.  These results are used, in part, by management, in evaluating the performance of, and in allocation of resources to, each of the segments (in thousands).

	Year ended December 31, 2002
	Microvision	Lumera	Elimination	Total
Revenues from external sources	$14,971	$946		$15,917
Interest income	860	199		1,059
Interest expense	59			59
Depreciation	1,894	1,049		2,943
Segment loss	26,219	8,698	(7,741)	27,176
Segment assets	30,144	8,589	(6,466)	32,267
Cash purchases of capital assets	792	562		1,354

	Year ended December 31, 2001
	Microvision	Lumera	Elimination	Total
Revenues from external sources	$9,902	$860	$—	$10,762
Interest income	2,593	377	(447)	2,523
Interest expense	92	447	(447)	92
Depreciation	1,531	850	—	2,381
Segment loss	31,749	9,639	(6,594)	34,794
Segment assets	44,606	15,988	(6,539)	54,055
Cash purchases of capital assets	1,897	1,872	—	3,769

19.                               Subsequent Events

In March 2003, the Company raised $12,560,000, before issuance costs of $920,000, from the sale of 2,644,000 shares of common stock at a price of $4.75 per share and warrants to purchase 529,000 shares of common stock at a price of $6.50 per share to a group of private investors.  The warrants vest in September 2003 and expire in March 2008.

In March 2003, Lumera and the UW entered into an amendment to the sponsored research agreement, which deferred certain payments until 2004.  Under the terms of the amendment Lumera's required payments to the UW during 2003 are reduced from $3,000,000 to at most $2,125,000 and will be further reduced to $875,000 in the event the UW receives sufficient funding from a government entity.

MICROVISION, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

Description	Balance at beginning of period	Charges to costs & expenses	Charges to other accounts	Deductions	Balance at end of period
Year Ended December 31, 2000
Allowance for receivables from related parties	—	—	—	—	—
Tax Valuation allowance	$13,384	—	$10,471	—	$23,855
Year Ended December 31, 2001
Allowance for receivables from related parties	—	—	—	—	—
Tax Valuation allowance	23,855	—	16,116	—	39,971
Year Ended December 31, 2002
Allowance for receivables from related parties	—	700	—	—	700
Tax Valuation allowance	39,971	—	12,088	—	52,059

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants in accounting or financial disclosure matters during the Company’s fiscal years ended December 31, 2002 and 2001.

PART III

ITEM 10.                                            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers is incorporated by reference to the section entitled “Election of Directors” in the Microvision, Inc., definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the next Annual Meeting of Shareholders to be held on June 2, 2003 (the “Proxy Statement”).

ITEM 11.                                              EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation.”

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants and the remaining shares available for future issuance as of December 31, 2002.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by shareholders	2,646,000	16.13	5,310,000
Equity compensation plans not approved by shareholders	743,000	23.38	—

Total	3,389,000	17.72	5,310,000

The Company will issue options to purchase 1,760,321 shares of Microvision common stock as part of its November 2002 option exchange offer.  All regrant options will be granted from the remaining available securities under the shareholder approved 1996 plan, except for options granted in exchange for the Non-Plan Grants, which may be granted from outside the 1996 plan on term substantially similar to those of the 1996 plan.  See the Notes to Consolidated Financial Statements, Note 13, “Options”, for discussion of the exchange offer.

As of December 31, 2002, there were non-plan options to purchase a total of 431,000 shares of Microvision common stock outstanding.  420,000 of these were options approved by the Board of Directors and issued in October 2001 with an exercise price in excess of the fair value of Microvision common stock on the date of grant.  The October 2001 options have a $15.00 exercise price and vest 25% on the grant date and 25% at six month intervals thereafter.  The remaining 11,000 non-plan options were granted at fair value on the date of grant and vest 25% at each annual anniversary date of the grant.

All non-plan options are non-qualified options with 10 year terms granted to non-executive employees.  The options are administered by the Compensation Committee of the Board of Directors or its authorized agents.  Options surrendered, exchanged for another option, canceled or terminated without having been exercised in full will again be available for issuance by the Company.  The options are not transferable other than by will or the laws of descent and distribution.  Each option is exercisable during the lifetime of the optionee only by such optionee, upon its vest date and thereafter through the expiration date, subject to the termination of employment provisions.  Following termination of employment by the Company other than for cause, resignation in lieu of dismissal, disability or death, an option holder may exercise options, vested as of the date of termination, within three months before the options will automatically expire, and any unvested options will automatically expire upon the termination date.  The number and class of shares covered by the options and the exercise price per share shall be proportionately adjusted for any change in the number of issued shares of common stock of the Company resulting from a stock split, stock dividend or consolidation of shares or any like capital stock adjustment.  In the event of a merger, consolidation or plan of exchange to which the Company is a party or a sale of all or substantially all of the Company's assets, the Board of Directors may elect to treat the options in one of the following ways: (i) outstanding options would remain in effect in accordance with their terms; (ii) outstanding options would be converted into options to purchase stock in the surviving or acquiring corporation in the transaction; or (iii) outstanding options would be exercised within a period determined by the Board of Directors prior to the consummation of the transaction, after which time the options automatically expire.  The Board may accelerate the vesting of the options so they are exercisable in full.

In August 2000, the Company issued two non-plan warrants to purchase an aggregate of 200,000 shares of Microvision common stock to two consultants in connection with entering into certain consulting agreements with the Company.  Subsequently, one of the consultants was elected to the Board of Directors by shareholders.  The warrants were fully outstanding as of December 31, 2002.  The warrants have an exercise price of $34.00 per share and are exercisable prior to their expiration in August 2010.  As of the date of grant, all but 25,000 of the underlying shares of common stock issuable to each consultant upon exercise of the warrants were subject to lock-up restrictions that prevent the holder from transferring such shares.  The number of shares subject to the lock-up restrictions is reduced by 25,000 for each consultant on each June 7 subsequent to the grant date.  Rather than issue shares of common stock upon exercise of the warrants, the Company may elect to redeem the warrants if, in the opinion of the Board of Directors upon advice of counsel, it would be unlawful to issue the underlying securities.  The warrants are transferable upon prior written approval of the Company.  The Company cannot unreasonably withhold such approval with respect to transfers of warrants to purchase at least 10,000 shares that are not subject to the lock-up restrictions.  If the Company terminates the consulting agreement due to the consultant’s failure to provide consulting services during the first three years of the agreement, the consultant must return to the Company a pro-rata portion of the 75,000 warrants initially subject to the lock-up restrictions based on the number of calendar days remaining in the initial three year period.  The number, class and price of securities for which the warrants may be exercised are subject to adjustment for certain changes in the Company’s capital structure.  The number of securities and exercise price per share will be proportionately adjusted if outstanding shares of the Company’s common stock are divided into a greater number of shares or combined into a smaller number of shares, or a stock dividend is paid on the common stock.  In the event of a change in the common stock from a merger, consolidation, reclassification, reorganization, partial or complete liquidation, or other change in the capital structure of the Company, the Company will, as a condition of the change in capital structure, make provision for the warrant holder to receive upon the exercise of the warrants the kind and amount of shares of stock, other securities or property to which the holder would have been entitled if, immediately prior to the change in capital structure, the warrant holder had held the number of shares of common stock obtainable upon the exercise of the warrants, and the exercise price will be proportionately adjusted.

The Company has a warrant outstanding to purchase 50,000 shares of Microvision common stock that was issued in April 2000 in exchange for equity placement services by a non-employee.  The warrant was issued fully vested, has an exercise price of $53.00 per share and is exercisable prior to its expiration in April 2005.  Rather than issue shares of common stock upon exercise of the warrant, the Company may elect to redeem the warrant if, in the opinion of the Board of Directors upon advice of counsel, it would be unlawful to issue the underlying securities.  The warrant is not transferable without prior written approval of the Company.  The number, class and price of securities for which the warrant may be exercised are subject to adjustment for certain changes in the Company’s capital structure.  The number of securities and exercise price per share shall all be proportionately adjusted where outstanding shares of common stock are divided into a greater number of shares or combined into a smaller number of shares, or a stock dividend is paid on the common stock.  In the event of a change in the common stock from a merger, consolidation, reclassification, reorganization, partial or complete liquidation, or other change in the capital structure of the Company, the Company will, as a condition of the change in capital structure, make provision for the warrant holder to receive upon the exercise of the warrants the kind and amount of shares of stock, other securities or property to which the holder would have been entitled if, immediately prior to the change in capital structure, the warrant holder had held the number of shares of common stock obtainable upon the exercise of the warrants, and the exercise price will be proportionately adjusted.

The Company has three warrants outstanding to purchase an aggregate of 24,500 shares of Microvision common stock issued in exchange for equity placement services by a non-employee.  The first warrant was issued fully vested in January 1999 for 25,000 shares, of which 12,000 shares remain outstanding, with an exercise price of $12.50 per share and is exercisable prior to its expiration in January 2004.  The second warrant was issued fully vested in July 1999 for 6,250 shares with an exercise price of $16.00 per share and is exercisable prior to its expiration in July 2004.  The third warrant was issued fully vested in June 2000 for 6,250 shares with an exercise price of $19.20 per share and is exercisable prior to its expiration in June 2005.  Rather than issue shares of common stock upon exercise of the warrants, the Company may elect to redeem the warrants if, in the opinion of the Board of Directors upon advice of counsel, it would be unlawful to issue the underlying securities.  The warrants are not transferable without prior written approval of the Company.  The number, class and price of securities for which the warrants may be exercised are subject to adjustment for certain changes in the Company’s capital structure.  The number of securities and exercise price per share shall all be proportionately adjusted where outstanding shares of common stock are divided into a greater number of shares or combined into a smaller number of shares, or a stock dividend is paid on the common stock.  In the event of a change in the common stock from a merger, consolidation, reclassification, reorganization, partial or complete liquidation, or other change in the capital structure of the Company, the Company will, as a condition of the change in capital structure, make provision for the warrant holder to receive upon the exercise of the warrants the kind and amount of shares of stock, other securities or property to which the holder would have been entitled if, immediately prior to the change in capital structure, the warrant holder had held the number of shares of common stock obtainable upon the exercise of the warrants, and the exercise price will be proportionately adjusted.

The Company has five warrants outstanding to purchase an aggregate of 20,425 shares of Microvision common stock.  These warrants are the remainder resulting from a subdivision of a warrant that was issued to purchase 32,695 shares of common stock in April 1999 in exchange for equity placement services by a non-employee.  The warrants were issued fully vested, have an exercise price of $20.32 per share and are exercisable prior to their expiration in April 2004.  Rather than issue shares of common stock upon exercise of the warrants, the Company may elect to redeem the warrants if, in the opinion of the Board of Directors upon advice of counsel, it would be unlawful to issue the underlying securities.  The warrants are not transferable without prior written approval of the Company.  The number, class and price of securities for which the warrants may be exercised are subject to adjustment for certain changes in the Company’s capital structure.  The number of securities and exercise price per share shall all be proportionately adjusted where outstanding shares of common stock are divided into a greater number of shares or combined into a smaller number of shares, or a stock dividend is paid on the common stock.  In the event of a change in the common stock from a merger, consolidation, reclassification, reorganization, partial or complete liquidation, or other change in the capital structure of the Company, the Company will, as a condition of the change in capital structure, make provision for the warrant holders to receive upon the exercise of the warrants the kind and amount of shares of stock, other securities or property to which the holder would have been entitled if, immediately prior to the change in capital structure, the warrant holders had held the number of shares of common stock obtainable upon the exercise of the warrants, and the exercise price will be proportionately adjusted.

The Company has a warrant outstanding to purchase 11,938 shares of Microvision common stock that was issued in October 2001 in exchange for equity placement services by an unrelated professional services firm.  The warrant was issued fully vested, has an exercise price of $14.62 per share and is exercisable prior to its expiration in October 2004.  Any whole number of shares of common stock may be purchased prior to the expiration date by surrendering the warrant certificate and presenting a purchase form to the Company with either (i) the full amount of funds received by the Company by wire transfer or (ii) if the resale of the shares issuable upon exercise of the warrants is not registered as of one year from the date the warrant was issued, an election on the purchase form choosing to receive a lower number of shares of common stock per a “cashless exercise” procedure.  The warrant and shares of common stock issuable upon exercise of the warrant are not saleable or transferable unless either (i) they first shall have been registered under the Securities Act of 1933, as amended (the “Act”), or (ii) the Company is first furnished with an opinion of legal counsel, satisfactory to the Company, that the transfer is exempt from registration requirements of the Act.  The number of shares of common stock issuable upon exercise and the exercise price per share shall all be proportionately adjusted where the Company effects a subdivision or combination of its outstanding shares of common stock or pays a stock dividend on its common stock, in order to, as nearly as practicable, preserve the percentage of the outstanding equity of the Company that the warrant is exercisable for as well as the purchase price for such percentage.  If any reorganization, recapitalization, consolidation or merger, reclassification, partial or complete liquidation in which the common stock of the Company is converted into or exchanged for securities, cash or other property occurs, the warrant holder will receive, upon the exercise of the warrants, the kind and amount of shares of stock, other securities or property to which the holder would have been entitled if, immediately prior to the change in the Company’s capital structure, the warrant holder had held the number of shares of common stock obtainable upon the exercise of the warrants.  Under certain circumstances, the warrant holder has specific rights to acquire securities of a publicly traded acquiring company upon exercise of its warrants.

The Company has a warrant outstanding to purchase 4,907 shares of Microvision common stock that was issued in December 2000 in exchange for equity placement services by a non-employee.  The warrant was issued fully vested, has an exercise price of $61.13 per share and is exercisable prior to its expiration in April 2005.  Rather than issue shares of common stock upon exercise of the warrant, the Company may elect to redeem the warrant if, in the opinion of the Board of Directors upon advice of counsel, it would be unlawful to issue the underlying securities.  The warrant is not transferable without prior written approval of the Company.  The number, class and price of securities for which the warrant may be exercised are subject to adjustment for certain changes in the Company’s capital structure.  The number of securities and exercise price per share shall all be proportionately adjusted where outstanding shares of common stock are divided into a greater number of shares or combined into a smaller number of shares, or a stock dividend is paid on the common stock.  In the event of a change in the common stock from a merger, consolidation, reclassification, reorganization, partial or complete liquidation, or other change in the capital structure of the Company, the Company will, as a condition of the change in capital structure, make provision for the warrant holder to receive upon the exercise of the warrants the kind and amount of securities or property to which the holder would have been entitled if, immediately prior to the change in capital structure, the warrant holder had held the number of shares of common stock obtainable upon the exercise of the warrants, and the exercise price will be proportionately adjusted.

The other information required by this item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Transactions.”

ITEM 14.                                              CONTROLS AND PROCEDURE

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

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)	Documents filed as part of the report

(1)	Financial Statements

Balance Sheets as of December 31, 2002 and 2001

Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Statements of Comprehensive Loss for the years ended December 31, 2002, 2001 and 2000

Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Valuation and Qualified Accounts and Reserves for the years ended December 31, 2002, 2001 and 2000

(2)	None

(3)	Exhibits

3.1	Amended and Restated Articles of Incorporation of Microvision, Inc., as filed on August 14, 1996 with the Secretary of State of the State of Washington(1)
3.1.1	Articles of Amendment of Articles of Incorporation Containing the Statement of Rights and Preferences of the Series B Convertible Preferred Stock of Microvision, Inc., dated January 13, 1999(2)
3.2	Amended and Restated Bylaws of Microvision, Inc. (3)
4.1	Form of specimen certificate for Common Stock(1)
4.2	Microvision, Inc. Series 2 Stock Purchase Warrant, dated April 1, 1999 issued to Capital Ventures International(5)
4.3	Common Stock Purchase Warrant, dated as of April 1, 1999, issued to Josephthal & Co, Inc.(11)
4.4	Form of Indenture(14)
4.5	Form of Warrant issued on October 9, 2001(15)
4.6	Form of Warrant issued on July 22, 2002(19)
4.7	Form of Warrant issued on March 5, 2003(18)
10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993 (1)†
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993 (1)†
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994(18)

10.5	Employment Agreement between Microvision, Inc., and Richard F. Rutkowski, effective October 1, 1997(4)
10.6	Employment Agreement between Microvision, Inc., and Stephen R. Willey, effective October 1, 1998(5)
10.7	Employment Agreement between Microvision, Inc., and Richard A. Raisig, effective October 1, 1998(4)
10.8	Form of First Amendment to the Employment Agreement for Richard F. Rutkowski, dated April 18, 2000 between Microvision, Inc. and Richard F. Rutkowski(7)
10.9	Form of First Amendment to the Employment Agreement for Stephen R. Willey, dated April 18, 2000 between Microvision, Inc. and Stephen R. Willey(7)
10.10	Form of First Amendment to the Employment Agreement for Richard A. Raisig, dated April 18, 2000 between Microvision, Inc. and Richard A. Raisig(7)
10.11	1993 Stock Option Plan(1)
10.12	1996 Stock Option Plan, as amended.(17)
10.13	1996 Independent Director Stock Plan, as amended(17)
10.14	Form of Executive Option Exercise Loan Plan(3)
10.15.	Lease Agreement between S/I Northcreek II, LLC and Microvision, Inc., dated October 27, 1998(4)
10.15.1	Lease Amendment No 1 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated July 12, 1999(9)
10.15.2	Lease Amendment No 12 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated February 14, 2001(9)
10.16	Form of Consulting Agreement between Microvision, Inc. and Avram Miller and Jacqueline Brandwynne dated August 10, 2000(8)
10.17	Form of Common Stock Purchase Warrant issued to Avram Miller and Jacqueline Brandwynne dated August 10, 2000(8)
10.18	Exclusive Licensing Agreement between the University of Washington and Lumera Corporation dated October 20, 2000(11).†
10.19	Sponsored Research Agreement between the University of Washington and Lumera Corporation dated October 20, 2000(11).
10.20	Independent Director Stock Option Plan, as amended(16)
10.21	Investors’ Rights Agreement, dated as of March 14, 2001 by and between Lumera Corporation and certain investors(12)
10.22	Employment Agreement for William L. Sydnes(13)
10.23	Executive Loan Plan and Related Form of Note(16)
10.24	Microvision, Inc. Series 1 Stock Purchase Warrant, dated April 1, 1999, issued to Capital Ventures International(18)
10.25	Form of Stock Purchase Agreement dated March 22, 2002(20)
10.26	Form of Stock Purchase Agreement dated July 22, 2002(19)
10.27	Form of Securities Purchase Agreement dated as of March 3, 2003(18)
10.28	Form of the Option Agreement for options granted outside of the Plans (21)
10.29	Common Stock Purchase Warrant, dated as of January 14,1999, issued to Stan Berk
10.30	Common Stock Purchase Warrant, dated as of July 13,1999, issued to Stan Berk
10.31	Common Stock Purchase Warrant, dated as of April 13,2000, issued to Burt S. Davis
10.32	Common Stock Purchase Warrant, dated as of June 21,2000, issued to Stan Berk
10.33	Common Stock Purchase Warrant, dated as of October 15, 2001, issued to Ladenburg Thalmann & Co. Inc.
23	Consent of PricewaterhouseCoopers LLP
99.1	Chief Executive Officer certification pursuant to Section 1350, Chapter 63 of Title 18 United States Code as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.2	Chief Financial Officer certification pursuant to Section 1350, Chapter 63 of Title 18 United States Code as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)                                  Incorporated by reference to the Company’s Form SB-2 Registration Statement, Registration No. 333-5276-LA.

(2)                                  Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 28, 1999.

(3)                                  Incorporated by reference to the Company’s Form 10-QSB for the quarterly period ended June 30, 1998.

(4)                                  Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, Registration No. 0-21221.

(5)                                  Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(6)                                  Incorporated by reference to Registration Statement on Form S-3, Registration No. 333-33612.

(7)                                  Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2000.

(8)                                  Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2000.

(9)                                  Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Registration No. 0-21221.

(10)                            Incorporated by reference to Registration Statement on Form S-3, Registration No. 333-33612.

(11)                            Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, Registration No. 0-21221.

(12)                            Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2001.

(13)                            Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001.

(14)                            Incorporated by reference to the Registration Statement on Form S-3, Registration No. 333-69652.

(15)                            Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 9, 2001.

(16)                            Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Registration No. 0-21221.

(17)                            Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2002.

(18)                            Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 5, 2003.

(19)                            Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 23, 2002.

(20)                            Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 26, 2002.

(21)                            Incorporated by reference to the Company’s Schedule TO filed on November 1, 2002.

†                                          Subject to confidential treatment.

(b)                                  Reports on Form 8-K.

Microvision filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.

Date: March 25, 2003	By	Richard F. Rutkowski
Richard F. Rutkowski
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 25, 2003.

Signature	Title

Richard F. Rutkowski	Chief Executive Officer and Director (Principal Executive Officer)
Richard F. Rutkowski

Stephen R. Willey	President and Director
Stephen R. Willey

Richard A. Raisig	Chief Financial Officer and Vice President, Operations (Principal Financial Officer)
Richard A. Raisig

Jeff Wilson	Chief Accounting Officer (Principal Accounting Officer)
Jeff Wilson

Jacqueline Brandwynne	Director
Jacqueline Brandwynne

Jacob Brouwer	Director
Jacob Brouwer

Richard A. Cowell	Director
Richard A. Cowell

Walter J. Lack	Director
Walter J. Lack

William A. Owens	Director
William A. Owens

Robert A. Ratliffe	Director
Robert A. Ratliffe

Dennis J. Reimer	Director
Dennis J. Reimer

CERTIFICATION PURSUANT TO

RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard F. Rutkowski, Chief Executive Officer and Director of the Company, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Microvision, Inc. (the “registrant”) for the year ended December 31, 2002.

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ Rick Rutkowski
Chief Executive Officer

CERTIFICATION PURSUANT TO

RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard A. Raisig, Chief Financial Officer of the Company, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Microvision, Inc. (the “registrant”) for the period ended December 31, 2002.

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ Richard Raisig
Chief Financial Officer

EXHIBIT INDEX

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

3.1	Amended and Restated Articles of Incorporation of Microvision, Inc., as filed on August 14, 1996 with the Secretary of State of the State of Washington(1)
3.1.1	Articles of Amendment of Articles of Incorporation Containing the Statement of Rights and Preferences of the Series B Convertible Preferred Stock of Microvision, Inc., dated January 13, 1999(2)
3.2	Amended and Restated Bylaws of Microvision, Inc. (3)
4.1	Form of specimen certificate for Common Stock(1)
4.3	Microvision, Inc. Series 2 Stock Purchase Warrant, dated April 1, 1999 issued to Capital Ventures International(5)
4.4	Common Stock Purchase Warrant, dated as of April 1, 1999, issued to Josephthal & Co, Inc.(11)
4.4	Form of Indenture(14)
4.5	Form of Warrant issued on October 9, 2001.(15)
4.6	Form of Warrant issued on July 22, 2002(19)
4.7	Form of Warrant issued on March 5, 2003(18)
10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993 (1)†
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993 (1)†
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994(18)
10.5	Employment Agreement between Microvision, Inc., and Richard F. Rutkowski, effective October 1, 1997(4)
10.6	Employment Agreement between Microvision, Inc., and Stephen R. Willey, effective October 1, 1998(5)
10.7	Employment Agreement between Microvision, Inc., and Richard A. Raisig, effective October 1, 1998(4)
10.8	Form of First Amendment to the Employment Agreement for Richard F. Rutkowski, dated April 18, 2000 between Microvision, Inc. and Richard F. Rutkowski(7)
10.9	Form of First Amendment to the Employment Agreement for Stephen R. Willey, dated April 18, 2000 between Microvision, Inc. and Stephen R. Willey(7)
10.10	Form of First Amendment to the Employment Agreement for Richard A. Raisig, dated April 18, 2000 between Microvision, Inc. and Richard A. Raisig(7)
10.11	1993 Stock Option Plan(1)
10.12	1996 Stock Option Plan, as amended.(17)
10.13	1996 Independent Director Stock Plan, as amended(17)
10.14	Form of Executive Option Exercise Loan Plan(3)
10.15	Lease Agreement between S/I Northcreek II, LLC and Microvision, Inc., dated October 27, 1998(4)
10.15.1	Lease Amendment No 1 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated July 12, 1999(9)
10.15.2	Lease Amendment No 2 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated February 14, 2001(9)

10.16	Form of Consulting Agreement between Microvision, Inc. and Avram Miller and Jacqueline Brandwynne dated August 10, 2000(8)
10.17	Form of Common Stock Purchase Warrant issued to Avram Miller and Jacqueline Brandwynne dated August 10, 2000(8)
10.18	Exclusive Licensing Agreement between the University of Washington and Lumera Corporation dated October 20, 2000(11)†
10.19	Sponsored Research Agreement between the University of Washington and Lumera Corporation dated October 20, 2000(11)
10.20	Independent Director Stock Option Plan, as amended(16)
10.21	Investors’ Rights Agreement, dated as of March 14, 2001 by and between Lumera Corporation and certain investors(12)
10.22	Employment Agreement for William L. Sydnes(13)
10.23	Executive Loan Plan and Related Form of Note(16)
10.24	Microvision, Inc. Series 1 Stock Purchase Warrant, dated April 1, 1999, issued to Capital Ventures International(18)
10.25	Form of Stock Purchase Agreement dated March 22, 2002(20)
10.26	Form of Stock Purchase Agreement dated July 22, 2002(19)
10.27	Form of Securities Purchase Agreement dated as of March 3, 2003(18)
10.28	Form of the Option Agreement for options granted outside of the Plans (21)
10.29	Common Stock Purchase Warrant, dated as of January 14,1999, issued to Stan Berk
10.30	Common Stock Purchase Warrant, dated as of July 13,1999, issued to Stan Berk
10.31	Common Stock Purchase Warrant, dated as of April 13,2000, issued to Burt S. Davis
10.32	Common Stock Purchase Warrant, dated as of June 21,2000, issued to Stan Berk
10.33	Common Stock Purchase Warrant, dated as of October 15, 2001, issued to Ladenburg Thalmann & Co. Inc.
23	Consent of PricewaterhouseCoopers LLP
99.1	Chief Executive Officer certification pursuant to Section 1350, Chapter 63 of Title 18 United States Code as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.2	Chief Financial Officer certification pursuant to Section 1350, Chapter 63 of Title 18 United States Code as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)                                  Incorporated by reference to the Company’s Form SB-2 Registration Statement, Registration No. 333-5276-LA.

(2)                                  Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 28, 1999.

(3)                                  Incorporated by reference to the Company’s Form 10-QSB for the quarterly period ended June 30, 1998.

(4)                                  Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, Registration No. 0-21221.

(5)                                  Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(6)                                  Incorporated by reference to Registration Statement on Form S-3, Registration No. 333-33612.

(7)                                  Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2000.

(8)                                  Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2000.

(9)                                  Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Registration No. 0-21221.

(10)                            Incorporated by reference to Registration Statement on Form S-3, Registration No. 333-33612.

(11)                            Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, Registration No. 0-21221.

(12)                            Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2001.

(13)                            Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001.

(14)                            Incorporated by reference to the Registration Statement on Form S-3, Registration No. 333-69652.

(15)                            Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 9, 2001.

(16)                            Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Registration No. 0-21221.

(17)                            Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2002.

(18)                            Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 5, 2003.

(19)                            Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 23, 2002.

(20)                            Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 26, 2002.

(21)                            Incorporated by reference to the Company’s Schedule TO filed on November 1, 2002.