Form 10-Q
period 2003-03-31
MICROVISION INC
filed 2003-05-14
CIK 65770

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

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

Registrant’s telephone number, including area code: (425) 415-6847

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of April 30, 2003, 17,799,000 shares of the Company’s common stock, no par value, were outstanding.

PART I

FINANCIAL INFORMATION

Item 1 -	Financial Statements (unaudited)

Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002

Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002

Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2003 and 2002

Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002

Notes to Consolidated Financial Statements

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

Item 4 –	Controls and Procedures

PART II

OTHER INFORMATION

Item 6 -	Exhibits and Reports on Form 8-K

Microvision, Inc.

Consolidated Balance Sheet

(In thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$16,911	$9,872
Investment securities, available-for-sale	3,037	5,304
Accounts receivable, net of allowances of $109 and $109	2,013	1,315
Costs and estimated earnings in excess of billings on uncompleted contracts	955	1,073
Inventory, net	244	747
Other current assets	2,134	2,348
Total current assets	25,294	20,659

Property and equipment, net	7,077	7,672
Restricted investments	1,297	1,356
Receivables from related parties, net	1,843	2,043
Other assets	392	537
Total assets	$35,903	$32,267

Liabilities, Minority Interests and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,576	$1,462
Accrued liabilities	5,011	4,309
Billings in excess of costs and estimated earnings on uncompleted contracts	184	230
Current portion of capital lease obligations	79	84
Current portion of long-term debt	65	63
Total current liabilities	6,915	6,148

Research liability	1,477	1,025
Capital lease obligations, net of current portion	73	94
Long-term debt, net of current portion	152	169
Deferred rent, net of current portion	170	192
Total liabilities	8,787	7,628

Commitments and Contingencies	—	—

Minority Interests	5,334	7,223

Shareholders’ Equity
Common stock and paid-in capital, no par value, 31,250 shares authorized; 17,799 and 15,154 shares issued and outstanding	158,644	147,058
Deferred compensation	(1,273)	(1,490)
Subscriptions receivable from related parties	(166)	(166)
Accumulated other comprehensive income	80	121
Accumulated deficit	(135,503)	(128,107)
Total shareholders’ equity	21,782	17,416
Total liabilities, minority interests and shareholders’ equity	$35,903	$32,267

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Operations

(In thousands, except earnings per share data)

(Unaudited)

	Three months ended March 31,
	2003	2002

Revenue	$3,537	$3,804

Cost of revenue	1,409	1,811
Gross margin	2,128	1,993

Research and development expense (exclusive of non-cash compensation expense of $251 and $256 for the three months ended March 31, 2003 and 2002, respectively)	6,800	7,369

Marketing, general and administrative expense (exclusive of non-cash compensation expense of $214 and $259 for the three months ended March 31, 2003 and 2002, respectively)	4,285	4,509

Non-cash compensation expense	465	515
Total operating expenses	11,550	12,393

Loss from operations	(9,422)	(10,400)

Interest income	123	338
Interest expense	(14)	(18)
Realized gain on sale of investment securities	27	—

Loss before minority interests	(9,286)	(10,080)

Minority interests in loss of consolidated subsidiary	1,890	1,854

Net loss	$(7,396)	$(8,226)

Net loss per share - basic and diluted	$(0.46)	$(0.63)

Weighted-average shares outstanding - basic and diluted	15,948	13,042

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Comprehensive Loss
(In thousands)
(Unaudited)

	Three months ended March 31,
	2003	2002

Net loss	$(7,396)	$(8,226)

Other comprehensive loss -
Unrealized loss on investment securities, available-for-sale:
Unrealized holding losses arising during period	(14)	(182)

Less: reclassification adjustment for gains realized in net loss	(27)	—

Net unrealized loss	(41)	(182)

Comprehensive loss	$(7,437)	$(8,408)

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2003	2002

Cash flows from operating activities
Net loss	$(7,396)	$(8,226)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	809	663
Non-cash expenses related to issuance of stock, warrants, options and amortization of deferred compensation	465	515
Allowance for receivables from related parties	200	—
Realized gain on sale of investment securities	(27)	—
Minority interests in loss of consolidated subsidiary	(1,890)	(1,854)
Non-cash deferred rent	(22)	4
Change in:
Accounts receivable	(698)	343
Costs and estimated earnings in excess of billings on uncompleted contracts	118	215
Inventory	503	(342)
Other current assets	122	269
Other assets	(14)	—
Accounts payable	(53)	(417)
Accrued liabilities	702	484
Billings in excess of costs and estimated earnings on uncompleted contracts	(46)	10
Research liability	452	—
Net cash used in operating activities	(6,775)	(8,336)

Cash flows from investing activities
Sales of investment securities	2,285	1,657
Purchases of investment securities	(32)	(135)
Sales of restricted investment securities	275	328
Purchases of restricted investment securities	(216)	(275)
Advances to related parties	—	(291)
Purchases of property and equipment	(338)	(314)
Net cash provided by investing activities	1,974	970

Cash flows from financing activities
Principal payments under capital leases	(26)	(84)
Principal payments under long-term debt	(15)	(13)
Payments received on subscriptions receivable	—	138
Net proceeds from issuance of common stock	11,881	5,777
Net cash provided by financing activities	11,840	5,818

Net increase (decrease) in cash and cash equivalents	7,039	(1,548)
Cash and cash equivalents at beginning of period	9,872	15,587

Cash and cash equivalents at end of period	$16,911	$14,039

Supplemental disclosure of cash flow information

Cash paid for interest	$14	$18

Supplemental schedule of non-cash investing and financing activities

Other non-cash additions to property and equipment	$49	$—

The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.

Notes to Consolidated Financial Statements

March 31, 2003

Management’s Statement

The Consolidated Balance Sheet as of March 31, 2003, the Consolidated Statements of Operations, Comprehensive Loss and Cash Flows for the three months ended March 31, 2003 and March 31, 2002, have been prepared by Microvision, Inc. (the “Company”) and have not been audited.  In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 2003 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the SEC.  You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of Microvision, Inc. and Lumera Corporation (“Lumera”).  As of March 31, 2003 and December 31, 2002, Microvision owned 76% of the outstanding common stock and 11% of the mandatorily redeemable convertible preferred stock of Lumera.  The balance of Lumera’s outstanding capital stock is owned by its directors, Microvision employees, the University of Washington (“UW”) and other investors unaffiliated with Microvision.  Lumera’s losses were first allocated to its common shareholders until such losses exceeded its common equity and then to its preferred shareholders pro rata in accordance with their respective ownership interests.  All material intercompany accounts and transactions have been eliminated in consolidation.

Inventory

Inventory at March 31, 2003 and December 31, 2002 consisted of the following:

	March 31, 2003	December 31, 2002
Raw Materials	$87,000	$456,000
Work in process	70,000	92,000
Finished goods	87,000	199,000
	$244,000	$747,000

The inventory at March 31, 2003 consisted of raw material, work in process and finished goods for Nomad and Flic.  The inventory at December 31, 2002 consisted primarily of raw materials, work-in-process and finished goods for Nomad stated at the lower of cost or market, with cost determined on a weighted average basis.  Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.  During the three months ended March 31, 2003 the Company recorded a write down of Nomad inventory of approximately $450,000.

Receivables from Related Parties

The Board of Directors authorized the Company to provide unsecured lines of credit to each of the Company’s four senior officers.  The limit of each line of credit is three times the respective executive’s base salary less any amounts outstanding under the Company’s Executive Option Exercise Note Plan.  In October 2001 and July 2002, the Board of Directors authorized an additional $500,000 and $200,000, respectively, to the limit for one of the senior officers.  No additional loans have been made under either the Company's Executive Option Exercise Note Plan or the Executive Loan Plan since July 2002.

The Company establishes an allowance for doubtful accounts when it determines that a borrower may have insufficient net worth and short-term earnings potential to repay the outstanding balance under the Company-sponsored lines of credit.  The Company recorded an additional allowance for doubtful accounts for the receivables from related parties of $200,000 in the three months ended March 31, 2003.  The balance of the allowance for doubtful accounts for receivables from related parties was $900,000 at March 31, 2003. The Company has no plans to forgive any portion of the principal of the outstanding receivable balance.

Net Loss Per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods.  Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding.  Diluted net loss per share for the periods ended March 31, 2003 and 2002 is equal to basic net loss per share because the effect of potential common stock equivalents outstanding during the periods, including options and warrants, is anti-dilutive.

The components of basic and diluted earnings per share were as follows (in thousands except earnings per share data):

	Three months ended March 31,
	2003	2002

Numerator
Net loss available	$(7,396)	$(8,226)
Denominator:
Basic and diluted weighted-average common shares outstanding	15,948	13,042

Basic and diluted net loss per share	$(.46)	$(.63)

As of March 31, 2003 and 2002, the Company had outstanding options and warrants to purchase 4,564,000 and 5,665,000 shares of common stock, respectively.  As of March 31, 2003 and 2002, Lumera had outstanding options and warrants to purchase 939,000 and 849,000 shares of common stock, respectively.

In November 2002, the Company offered to exchange most of its outstanding options to purchase common stock for new options scheduled to be granted on or after June 11, 2003.  All eligible options that were properly submitted for exchange were accepted and cancelled effective December 10, 2002.  Employees tendered options to purchase an aggregate of 2,521,714 shares of the Company’s common stock.  Under the terms of the exchange program the Company will be required to grant new options to purchase an aggregate of 1,760,321 shares of the Company’s common stock.  The exercise price of the new options will equal the greater of the closing price of the Company’s common stock on the grant date of the new options or $7.00 per share.  The Company does not expect a compensation charge as a result of the stock option exchange program.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related amendments and interpretations including FASB Interpretation Number (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18.

Total non-cash stock option expense related to employee and director awards included in the determination of net loss was $45,000 and $114,000 for the three months ended March 31, 2003, and 2002, respectively.  Had compensation cost for employee and director options been determined using the fair values at the grant dates consistent with the methodology prescribed under SFAS 123, the Company’s consolidated net loss available to common shareholders and associated net loss per share would have increased to the pro forma amounts indicated below (in thousands):

		Three months ended March 31,
		2003	2002
Net loss available for common shareholders, as reported		$(7,396)	$(8,226)

Deduct: Incremental stock-based employee compensation expense determined under fair value based method for all awards		(3,625)	(5,488)

Net loss available for common shareholders, pro forma		$(11,021)	$(13,714)

Net loss per share	As reported	$(.46)	$(.63)
Basic and diluted
	Proforma	$(.69)	$(1.05)

Equity

In March 2003, the Company raised $12,560,000, before issuance costs of $970,000, from the sale of 2,644,000 shares of common stock and warrants to purchase 529,000 shares of common stock at an exercise price of $6.50 per share.  Each share of common stock and accompanying partial warrant was sold for $4.75.  The warrants are first exercisable in September 2003 and expire in March 2008.

Segment Information

The Company is organized into two segments - Microvision, which is engaged in the development and commercialization of scanned beam technology for information displays and image capture products, and Lumera, which is engaged in the development and commercialization of optical systems components technology.  The segments were determined based on how management views and evaluates the Company’s operations.

The following table reflects the results of the Company’s reportable segments under the Company’s financial management system.  The performance of each segment is measured based on several metrics.  These results are used, in part, by management in evaluating the performance of, and in allocation of resources to, each of the segments.

	Three months ended March 31, 2003
	Microvision	Lumera	Eliminations	Total
	(in thousands)
Revenues	$3,168	$369	$—	$3,537
Interest income	100	23	—	123
Interest expense	14	—	—	14
Depreciation	511	298	—	809
Segment loss	7,162	2,124	(1,890)	7,396
Segment assets	35,576	6,916	(6,589)	35,903
Expenditures for capital assets	15	323	—	338

	Three months ended March 31, 2002
	Microvision	Lumera	Eliminations	Total
	(in thousands)
Revenues	$3,541	$263	$—	$3,804
Interest income	273	65	—	338
Interest expense	18	—	—	18
Depreciation	411	252	—	663
Segment loss	7,997	2,083	(1,854)	8,226
Segment assets	42,500	13,934	(6,478)	49,956
Expenditures for capital assets	275	39	—	314

New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria.  In addition, arrangement consideration must be allocated among the separate units of accounting if the deliverables in the arrangement meet specific criteria.  In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations.  The Company will be required to adopt the provisions of this consensus for revenue arrangements entered into after June 30, 2003, and has decided to apply it on a prospective basis.  The Company is currently assessing the impact of this consensus on its results of operations, financial position, and cash flows.

Subsequent Event

In April 2003, the Company commenced steps to close its 11 person, approximately 5,000 square foot facility in San Mateo, California and consolidate operations in Bothell, Washington.  The Company expects to recognize approximately $500,000 in expense in the second quarter of 2003 relating to the closing of the facility and relocation of certain employees.

ITEM 2                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information set forth in this report in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 3, “Quantitative and QualitativeDisclosure about Market Risk,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by that section.  Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company, as well as assumptions relating to the foregoing.  The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Factors that could cause results to differ materially from those projected or implied in the forward-looking statements are set forth below under the caption “Risk Factors Relating to the Company’s Business.”

Overview

Microvision, Inc. (“Microvision” or the “Company”) designs and markets information display and capture products and component technologies.  The Company is developing and seeks to commercialize technologies and products in two business segments relating to the display, capture and transmission of information:

•                  Microvision Segment –         Develops and commercializes the scanned beam technology for information displays and image capture products

•                  Lumera Segment -                 Develops and commercializes a new class of organic non-linear chromophore materials, which can be used to change the properties of light waves used to transmit information.

Microvision Segment

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

Lumera Segment

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

The Company also intends to continue entering into strategic relationships with systems integrators and original equipment manufacturers to pursue the development of commercial products incorporating the Company’s technologies.

In addition, the Company plans to continue to pursue, obtain and perform on development contracts.  The Company expects that such contracts will further the development of the scanned beam technology and Optical Materials technologies and lead to additional commercial applications of its technologies.  The Company also plans to invest funds for ongoing innovation and improvements to the scanned beam technology and Optical Materials technologies.  These innovations and improvements include developing component technology, building additional prototypes, and designing components and products for manufacturability.  The Company intends to continue hiring qualified sales, technical and other personnel and to continue investing in laboratory facilities and equipment to achieve development and production objectives.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO
THREE MONTHS ENDED MARCH 31, 2002

Revenue.  The Company earns revenue from performance on development contracts, sales of demonstration products, and sales of Nomad and Flic.  Revenue in the three months ended March 31, 2003 decreased by $300,000, or 7%, to $3.5 million from $3.8 million in the same period in 2002. For the three months ended March 31, 2003, 41% of revenue was derived from performance on development contracts with the United States government, 55% from performance on development contracts with commercial customers and the remainder from sales of Nomad and Flic units.

The backlog of development contracts and product orders at March 31, 2003 was $4.4 million, all of which are scheduled for completion during the next twelve months.  The backlog is comprised of development contracts, including amendments thereto, that were entered into through March 31, 2003.

Cost of Revenue.  Cost of revenue includes both the direct and allocated indirect costs of performing on development contracts and the Nomad and Flic product costs.  Direct costs include labor, materials and other costs incurred directly in performing on a contract.  Indirect costs include labor and other costs associated with operating the Company’s research and  development departments and building the technical capabilities and capacity of the Company.  Cost of revenue is determined both by the level of direct costs incurred on development contracts and by the level of indirect costs incurred in managing and building the technical capabilities and capacity of the Company.  The cost of revenue can fluctuate substantially from period to period depending on the level of both the direct costs incurred in the performance of projects and the level of indirect costs incurred.

Cost of revenue for the three months ended March 31, 2003 decreased by approximately  $400,000, or 22%, to $1.4 million from $1.8 million in the same period in 2002.  Total direct costs for the three months ended March 31, 2003 decreased by approximately 25% over the same period in 2002.  The direct labor component of direct costs for the three months ended March 31, 2003 decreased by approximately 15% over the same period in 2002.  The decrease in direct costs was principally a result of the lower amount of contract work performed during the three months ended March 31, 2003 compared to the same period in 2002.

Research and development overhead is allocated to both cost of revenue and research and development expense based on the proportion of direct labor cost incurred in cost of revenue and research and development, respectively.  As a result of the lower direct labor cost in cost of revenue for the three months ended March 31, 2003 approximately 15% less overhead was allocated to cost of revenue than in the same period in 2002.

The Company does not expect Nomad production and the design and manufacturing processes to become sufficiently mature to support “commercial production” as described in SFAS No. 2 “Accounting for Research and Development Costs.”  The Company’s costs to produce Nomad units during the three months ended March 31, 2003 were substantially higher than product revenue.  The Company has classified production cost in excess of product revenue as research and development expense.

Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.  During the three months ended March 31, 2003 the Company recorded a write down of Nomad inventory of approximately $450,000.

The Company expects that cost of revenue on an absolute dollar basis will increase in the future.  This increase will likely result from planned sales of commercial products and additional development contract work that the Company expects to perform.  The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract and product mix, the cost of future products and the levels of direct and indirect costs incurred.  The Company expects the cost of contract revenue, as a percentage of contract revenue, to remain relatively flat over time.

Research and Development Expense.  Research and development expense consists of:

•                  Compensation related costs of employees and contractors engaged in internal research and product development activities,

•                  Research fees paid to the University of Washington under Sponsored Research Agreement,

•                  Laboratory operations, outsourced development and processing work,

•                  Fees and expenses related to patent applications, prosecution and protection, and

•                  Related operating expenses.

Included in research and development expenses are costs incurred in acquiring and maintaining licenses of technology from other companies and universities.

Research and development expense in the three months ended March 31, 2003 decreased by $569,000, or 8%, to $6.8 million from $7.4 million in the same period in 2002.  During the three month period ending March 31, 2002 the Company recorded $1.4 million in expense related to light source research performed for the Company by Cree, Inc.  The Company’s research agreement with Cree ended in April 2002, resulting in a $1.4 million expense reduction in the three months ended March 31, 2003 from the same period in 2002.

The Company believes that a substantial level of continuing research and development expense will be required to develop additional commercial products using the scanned beam display technology and the Optical Materials technology.  Accordingly, the Company anticipates its level of research and development spending will continue to be significant.  These expenses could be incurred as a result of:

•                  Subcontracting work to development partners,

•                  Expanding and equipping in-house laboratories,

•                  Acquiring rights to additional technologies,

•                  Incurring related operating expenses, and

•                  Hiring additional technical and support personnel.

The Company expects that the amount of spending on research and product development will remain high in future quarters as the Company:

•                  Continues development and commercialization of the Company’s scanned beam technology,

•                  Develops and commercializes the Optical Materials technology,

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

The Company’s marketing activities include corporate and product awareness campaigns, such as website development and participation at trade shows; corporate communications initiatives; and work with potential customers and joint venture partners to identify and evaluate product applications in which the Company’s technology could be integrated or otherwise used.

Marketing, general and administrative expenses in the three months ended March 31, 2003 decreased by $224,000, or 5%, to $4.3 million from $4.5 million in the same period in 2002.  The decrease is a result of the Company’s efforts to control cost.  The Company expects marketing, general and administrative expenses to increase, commensurate with increases in revenue, in future periods as the Company:

•                        Adds to its sales and marketing staff,

•                        Makes additional investments in sales and marketing activities, and

•                        Increases the level of corporate and administrative activity.

The Board of Directors authorized the Company to provide an unsecured lines of credit to each four of the Company’s senior officers.  The limit of each line of credit is three times the respective executive’s base salary less any amounts outstanding under the Company’s Executive Option Exercise Note Plan.  In October 2001 and July 2002, the Board of Directors authorized an additional $500,000 and $200,000, respectively, to the limit for one of the senior officers.  No additional loans have been made under either the Company's Executive Option Exercise Note Plan or the Executive Loan Plan since July 2002, and the Company does not intend to make any additional loans under these plans.

The Company establishes an allowance for doubtful accounts when it determines that a borrower may have insufficient net worth and short-term earnings potential to repay the outstanding balance under the Company-sponsored lines of credit.  The Company recorded an additional allowance for doubtful accounts for the receivables from related parties of $200,000 at March 31, 2003.  The balance of the allowance for doubtful accounts for receivables from related parties was $900,000 at March 31, 2003.  The Company has no plans to forgive any portion of the principal of the outstanding receivable balance.

Non-Cash Compensation Expense.  Non-cash compensation expense in the three months ended March 31, 2003 decreased $50,000, or 10%, to $465,000 from $515,000 in the same period in 2002.

The following table shows the major components of non-cash compensation expense for the three months ended March 31, 2003 and 2002, respectively.

	Three months ended March 31,
	2003	2002
Lumera stock issued to the University of Washington	$251,000	$251,000
Company and Lumera stock options issued to consultants	169,000	150,000
Company and Lumera stock options issued to employees	45,000	81,000
Company Stock and options issued to Independent Directors	—	33,000
	$465,000	$515,000

At March 31, 2003, the Company had $2.2 million of unamortized non-cash compensation expense that will be amortized over the next three years.

Interest Income and Expense.  Interest income in the three months ended March 31, 2003 decreased by $215,000, or 64%, to $123,000 from $338,000 in the same period in 2002.  This decrease resulted primarily from lower average cash and investment securities balances in the three months ended March 31, 2003 than the average cash and investment securities balances in the same period of the prior year.

Interest expense in the three months ended March 31, 2003 was consistent with the same period in 2002 as the Company’s borrowings remained relatively constant.

Liquidity and Capital Resources

The Company has funded operations to date primarily through the sale of common stock, convertible preferred stock and, to a lesser extent, revenues from development contracts and product sales. At March 31, 2003, the Company had $19.9 million in cash, cash equivalents and investment securities.

Cash used in operating activities totaled $6.8 million during the three months ended March 31, 2003, compared to $8.3 million during the same period in 2002.  Cash used in operating activities for each period resulted primarily from the net loss for the period.

Cash provided by investing activities totaled $2.0 million during the three months ended March 31, 2003, compared to $1.0 million during the same period of 2002.  During the three months ended March 31, 2003, the Company had net sales of investment securities of $2.3 million compared to net sales of investment securities of $1.5 during the same period in 2002.  The proceeds from the sales of investment securities were used to fund the Company’s operations.

The Company used cash of $338,000 for capital expenditures during the three months ended March 31, 2003, compared to $314,000 during the same period in 2002.  Historically, capital expenditures have been used to make leasehold improvements to leased office space and to purchase computer hardware and software, laboratory equipment and furniture and fixtures to support growth.   The Company currently has no material commitments for capital expenditures.

Cash provided by financing activities totaled $11.8 million during the three months ended March 31, 2003, compared to $5.8 million during the same period in 2002.

In March 2003, the Company raised $12.6 million, before issuance costs of $970,000, from the sale of 2,644,000 shares of common stock and warrants to purchase 529,000 shares of common stock at an exercise price of $6.50 per share.  Each share of common stock and accompanying partial warrant was sold for $4.75. The warrants are first exercisable in September 2003 and expire in March 2008.

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

The Company believes that Microvision’s cash, cash equivalent and investment securities balances as of March 31, 2003 totaling $18.3 million will satisfy its budgeted cash requirements through December 2003 based on Microvision’s current operating plan.

The Company believes that Lumera’s cash, cash equivalent and investment securities balances totaling $1.6 million as of March 31, 2003 will satisfy Lumera’s current budgeted cash requirements through June 30, 2003.  As part of its efforts to reduce current cash requirements, Lumera and the University of Washington entered into an amendment to the sponsored research agreement in March 2003, which deferred certain 2003 payments until 2004.  Under the terms of the amendment, Lumera’s required payments under the sponsored research agreement during 2003 are reduced from $3.0 million to $2.1 million and will be further reduced to $875,000 in the event the University of Washington receives sufficient funding from a specific government entity.  Based on current U.S. government appropriations and negotiations with the University of Washington, the Company expects Lumera’s payment obligations to be reduced below $2.1 million however, there can be no assurance that such a reduction will occur.  The amounts deferred under this amendment are due on April 1, 2004.  In addition, Lumera plans to seek additional financing or to negotiate an additional extension or modification of payment terms with the University of Washington under the sponsored research agreement in order to fund operations beyond June 30, 2003.  There can be no assurance that Lumera will obtain additional financing or complete an additional extension or modification of the payment terms.  Microvision is not contractually obligated to provide additional funding to Lumera and will not provide additional funds to Lumera unless Microvision believes that it has sufficient funds to finance Microvision’s 2003 operating plan as well as any additional funding for Lumera.

Microvision’s and Lumera’s capital requirements will depend on many factors, including, with respect to Microvision, the rate at which Microvision can directly, or through arrangements with original equipment manufacturers’ introduce additional products incorporating the scanned beam technology and the market acceptance and competitive position of such products and with respect to Lumera, the rate at which Lumera can directly or through arrangements with original equipment manufacturers, introduce products incorporating the optical materials technology and the market acceptance and competitive position of such products. Should expenses of Microvision or Lumera exceed the amounts budgeted, both or either of them may require additional capital to continue to fund their operations and implement their business plans. There can be no assurance that additional financing will be available to either Microvision or Lumera or that, if available, it will be available on terms acceptable to them on a timely basis.  If adequate funds are not available to satisfy either short-term or long-term capital requirements or planned revenues are not generated, either or both of them may be required to limit their operations substantially.  This limitation of operations may include reduction in capital expenditures, deferral of salary increases and reductions in staff and discretionary costs, which may include non-contractual Microvision and Lumera research costs.

New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria.  In addition, arrangement consideration must be allocated among the separate units of accounting if the deliverables in the arrangement meet specific criteria.  In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations.  The Company will be required to adopt the provisions of this consensus for revenue arrangements entered into after June 30, 2003, and has decided to apply it on a prospective basis.  The Company is currently assessing the impact of this consensus on its results of operations, financial position, and cash flows.

Subsequent Event

In April 2003, the Company commenced steps to close its 11 person, approximately 5,000 square foot facility in San Mateo, California and consolidate operations in Bothell, Washington.  The Company expects to recognize approximately $500,000 in expense in the second quarter of 2003 relating to the closing of the facility and relocation of certain employees.  The Company estimates that it will save approximately $1.0 million over the next year from the consolidation.

Risk Factors Relating to the Company’s Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception and we anticipate an operating loss at least through the year ending December 31, 2003.  We cannot assure you that we will ever become or remain profitable.

•                  As of March 31, 2003, we had an accumulated deficit of $135.5 million.

•                  We incurred net losses of $66.1 million from inception through 2000, $34.8 million in 2001, $27.2 million in 2002, and $7.4 million in the three months ended March 31, 2003.

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

If revenues are less than we anticipate or if expenses exceed the amounts budgeted, we also may require additional capital earlier to further the development of our technologies, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties.  In addition, our operating plan provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by us.  Additional financing may not be available to us or, if available, may not be available on terms acceptable to us on a timely basis.  If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit our operations substantially.  Our capital requirements will depend on many factors, including, but not limited to, the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce products incorporating the scanned beam technology and the market acceptance and competitive position of such products.  Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of current shareholders’ shares.

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

Our common stock is listed for quotation on the Nasdaq National Market.  To keep our listing on this market, we must meet Nasdaq’s listing maintenance standards.  If the bid price of our common stock falls below $1.00 for an extended period, or we are unable to continue to meet Nasdaq’s listing maintenance standards for any other reason, our common stock could be delisted from the Nasdaq National Market.  If our common stock were delisted, we likely would seek to list the common stock on the Nasdaq SmallCap Market, the American Stock Exchange or on a regional stock exchange.  Listing on such other market or exchange could reduce the liquidity for our common stock.  If our common stock were not listed on the SmallCap Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock.  If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock.  A delisting from the Nasdaq National Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities.  Consequently, removal from the Nasdaq National Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market.  In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on the Nasdaq National Market.  While the penny stock rules should not affect the quotation of our common stock on the Nasdaq National Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market.  During the second, third and fourth quarters of 2002 and the first and second quarter of 2003 the market price of our stock traded below $5.00 per share.

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

We currently use a contract manufacturer in Asia to manufacture Flic, and we plan to continue using overseas manufacturers to manufacture some of our products.  These international operations are subject to inherent risks, which may adversely affect us, including:

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

We began production of Nomad, our first commercial product, in December 2001.  In September 2002, we introduced Flic, our second commercial product.  In addition, we have developed demonstration units incorporating the scanned beam technology, and demonstration units have been built using the optical materials technology.  However, we must undertake additional research, development and testing before we are able to develop additional products for commercial sale.  Product development delays by us or our potential product development partners, or the inability to enter into relationships with these partners, may delay or prevent us from introducing products for commercial sale.

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

If our licensors and we are unable to obtain effective intellectual property protection for our products and technology, we may be unable to compete with other companies.

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

In 2002, 83% of our revenue was derived from performance on a limited number of development contracts with the U.S. government.  Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues.  Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding.  The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis.  Our competitors continuously engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future.  Our contracts with the government are subject to immediate termination by the government for convenience at any time.  The government may choose to use contractors with competing display technologies or it may decide to discontinue any of our programs altogether.  In addition, those development contracts that we do obtain require ongoing compliance with applicable government regulations.  Termination of our development contracts, a shift in government spending to other programs in which we are not involved, a reduction in government spending generally, or our failure to meet applicable government regulations could have severe consequences for our results of operations.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company’s cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates.  Due to the generally short-term maturities of these investment securities, the Company believes that the market risk arising from its holdings of these financial instruments is not material.  A one-percent change in market interest rates would have approximately a $39,000 impact on the fair value of the investment securities.

The Company’s investment policy restricts investments to ensure principal preservation and liquidity.  The Company invests cash that it expects to use within approximately sixty days in U.S. treasury-backed instruments. The Company generally invests cash in excess of sixty days of its requirements in high quality investment securities.  The investment securities portfolio is limited to U.S. government and U.S. government agency debt securities and other high-grade securities generally with maturities of three years or less.

The weighted average maturities of cash equivalents and investment securities available-for-sale as of March 31, 2003, are as follows:

	Amount	Percent
Cash	$10,384,000	52.05%
Less than one year	7,510,000	37.65%
One to two years	2,054,000	10.30%
	$19,948,000	100.00%

Presently, all of the Company’s development contract payments are denominated in U.S. dollars and, consequently, the Company believes it has no foreign currency exchange rate risk.  However, in the future the Company may enter into development contracts in foreign currencies that may subject the Company to foreign exchange rate risk.

ITEM 4.                             CONTROLS AND PROCEDURES

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

PART II

OTHER INFORMATION

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

The Company filed the following current reports on Form 8-K during the quarter ended March 31, 2003:

Current report on Form 8-K for the event of March 5, 2003, as filed with the SEC on March 5, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.

Date:  May 14, 2003

/s/ Richard F. Rutkowski

Richard F. Rutkowski
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2003	/s/ Jeff Wilson
Jeff Wilson
Vice President, Accounting (Principal Accounting Officer)

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Richard F. Rutkowski, Chief Executive Officer and Director of the Company, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Microvision, Inc. (the “registrant”) for the period ended March 31, 2003;

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

Date:	May 14, 2003

/s/ Richard F. Rutkowski
Chief Executive Officer

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Richard A. Raisig, Chief Financial Officer of the Company, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Microvision, Inc. (the “registrant”) for the period ended March 31, 2003;

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

Date:	May 14, 2003

/s/ Richard A. Raisig
Chief Financial Officer

EXHIBIT INDEX

The following documents are filed.

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