Form 10-Q
period 2003-06-30
MICROVISION INC
filed 2003-08-14
CIK 65770

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]  Yes    [  ]  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [  ]  Yes    [X]  No

As of August 1, 2003, 17,799,000 shares of the Company’s common stock, no par value, were outstanding.

PART I

FINANCIAL INFORMATION

Microvision, Inc.

Consolidated Balance Sheet

(In thousands)

(Unaudited)

	June 30, 2003	December 31, 2002
Assets
Current Assets
Cash and cash equivalents	$9,275	$9,872
Investment securities, available-for-sale	2,495	5,304
Accounts receivable, net of allowances of $109 and $109	2,476	1,315
Costs and estimated earnings in excess of billings on uncompleted contracts	1,445	1,073
Inventory, net	450	747
Other current assets	1,680	2,348
Total current assets	17,821	20,659

Property and equipment, net	6,509	7,672
Restricted investments	1,269	1,356
Receivables from related parties, net	1,843	2,043
Other assets	358	537
Total assets	$27,800	$32,267

Liabilities, Minority Interests and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,261	$1,462
Accrued liabilities	5,189	4,309
Current portion of research liability	2,002	—
Billings in excess of costs and estimated earnings on uncompleted contracts	119	230
Current portion of capital lease obligations	77	84
Current portion of long-term debt	67	63
Total current liabilities	8,715	6,148

Research liability, net of current portion	—	1,025
Capital lease obligations, net of current portion	56	94
Long-term debt, net of current portion	135	169
Deferred rent, net of current portion	149	192
Total liabilities	9,055	7,628

Commitments and Contingencies	—	—

Minority Interests	3,482	7,223

Shareholders’ Equity
Common stock and paid-in capital, no par value, 31,250 shares authorized; 17,799 and 15,154 shares issued and outstanding	158,644	147,058
Deferred compensation	(1,072)	(1,490)
Subscriptions receivable from related parties	(166)	(166)
Accumulated other comprehensive income	52	121
Accumulated deficit	(142,195)	(128,107)
Total shareholders’ equity	15,263	17,416
Total liabilities, minority interests and shareholders’ equity	$27,800	$32,267

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Operations

(In thousands, except earnings per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenue	$4,511	$4,734	$8,048	$8,538

Cost of revenue	2,201	2,195	3,610	4,006
Gross margin	2,310	2,539	4,438	4,532

Research and development expense (exclusive of non-cash compensation expense of $251 and $245 for the three months and $503 and $501 for the six months ended June 30, 2003 and 2002, respectively)	6,079	5,960	12,879	13,329

Marketing, general and administrative expense (exclusive of non-cash compensation expense of $201 and $153 for the three months and $414 and $412 for the six months ended June 30, 2003 and 2002, respectively)	4,386	4,373	8,671	8,882

Non-cash compensation expense	452	398	917	913
Total operating expenses	10,917	10,731	22,467	23,124

Loss from operations	(8,607)	(8,192)	(18,029)	(18,592)

Interest income	91	281	214	619
Interest expense	(10)	(11)	(24)	(29)
Loss on disposal of fixed assets	(31)	—	(31)	—
Realized gain on sale of investment securities	12	—	39	—
Loss due to impairment of long-term investment	—	(624)	—	(624)

Loss before minority interests	(8,545)	(8,546)	(17,831)	(18,626)

Minority interests in loss of consolidated subsidiary	1,853	1,898	3,743	3,752

Net loss	$(6,692)	$(6,648)	$(14,088)	$(14,874)

Net loss per share - basic and diluted	$(0.38)	$(0.49)	$(0.83)	$(1.12)

Weighted-average shares outstanding - basic and diluted	17,799	13,530	16,878	13,287

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net loss	$(6,692)	$(6,648)	$(14,088)	$(14,874)

Other comprehensive income (loss) - Unrealized gain (loss) on investment securities, available-for-sale:

Unrealized holding gains (losses) arising during period	(16)	28	(30)	(154)

Less: reclassification adjustment for gains realized in net loss	(12)	—	(39)	—

Net unrealized gain (loss)	(28)	28	(69)	(154)

Comprehensive loss	$(6,720)	$(6,620)	$(14,157)	$(15,028)

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2003	2002

Cash flows from operating activities
Net loss	$(14,088)	$(14,874)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,632	1,354
Non-cash expenses related to issuance of stock, warrants, options and amortization of deferred compensation	917	913
Loss on disposal of fixed assets	31	—
Impairment of long-term investment	—	624
Allowance for receivables from related parties	200	500
Realized gain on sale of investment securities	(39)	—
Minority interests in loss of consolidated subsidiary	(3,743)	(3,752)
Non-cash deferred rent	(43)	8
Change in:
Accounts receivable	(1,161)	772
Costs and estimated earnings in excess of billings on uncompleted contracts	(372)	(341)
Inventory	297	(374)
Other current assets	325	312
Other assets	20	3
Accounts payable	(73)	(273)
Accrued liabilities	880	7
Billings in excess of costs and estimated earnings on uncompleted contracts	(111)	(10)
Research liability, current and long-term	977	—
Net cash used in operating activities	(14,351)	(15,131)

Cash flows from investing activities
Sales of investment securities	2,779	5,919
Purchases of investment securities	—	(126)
Sales of restricted investment securities	1,356	1,434
Purchases of restricted investment securities	(1,269)	(1,356)
Advances to related parties	—	(391)
Purchases of property and equipment	(628)	(650)
Net cash provided by investing activities	2,238	4,830

Cash flows from financing activities
Principal payments under capital leases	(45)	(119)
Principal payments under long-term debt	(30)	(27)
Payments received on subscriptions receivable	—	138
Net proceeds from issuance of common stock	11,591	5,842
Net cash provided by financing activities	11,516	5,834

Net decrease in cash and cash equivalents	(597)	(4,467)
Cash and cash equivalents at beginning of period	9,872	15,587

Cash and cash equivalents at end of period	$9,275	$11,120

	Six months ended June 30,
	2003	2002

Supplemental disclosure of cash flow information

Cash paid for interest	$24	$29

Supplemental schedule of non-cash investing and financing activities

Other non-cash additions to property and equipment	$45	$—

The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.

Notes to Consolidated Financial Statements

June 30, 2003

Management’s Statement

The Consolidated Balance Sheet as of June 30, 2003, the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2003 and June 30, 2002, and the Consolidated Statement of Cash Flows for the six months ended June 30, 2003 and June 30, 2002, have been prepared by Microvision, Inc. (the “Company”) and have not been audited.  In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 2003 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the SEC.  You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.  The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of Microvision, Inc. and Lumera Corporation (“Lumera”).  As of June 30, 2003 and December 31, 2002, Microvision owned 76% of the outstanding common stock and 11% of the mandatorily redeemable convertible preferred stock of Lumera.  The balance of Lumera’s outstanding capital stock is owned by its directors, Microvision employees, the University of Washington (“UW”) and other investors unaffiliated with the Company.  Lumera’s losses were first allocated to its common shareholders until such losses exceeded its common equity and then to its preferred shareholders pro rata in accordance with their respective ownership interests.  All material intercompany accounts and transactions have been eliminated in consolidation.

Inventory

Inventory at June 30, 2003 and December 31, 2002 consisted of the following:

	June 30, 2003	December 31, 2002
Raw materials	$154,000	$456,000
Work in process	—	92,000
Finished goods	296,000	199,000
	$450,000	$747,000

The inventory at June 30, 2003 consisted of raw material and finished goods for Nomad and Flic.  The inventory at December 31, 2002 consisted primarily of raw materials, work in process and finished goods for Nomad.  Inventory is stated at the lower of cost or market, with cost determined on a weighted average basis.  Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.  During the six months ended June 30, 2003, the Company recorded a write down of Nomad inventory of approximately $450,000.

Receivables from Related Parties

The Board of Directors authorized the Company to provide unsecured lines of credit to each of the Company’s four senior officers.  The limit of each line of credit is three times the respective executive’s base salary less any amounts outstanding under the Company’s Executive Option Exercise Note Plan.  In October 2001 and July 2002, the Board of Directors authorized an additional $500,000 and $200,000, respectively, to the limit for one of the senior officers.  No additional loans have been made under either the Company’s Executive Option Exercise Note Plan or the Executive Loan Plan since July 2002.

The Company establishes an allowance for doubtful accounts when it determines that a borrower may have insufficient net worth and short-term earnings potential to repay the outstanding balance under the Company-sponsored lines of credit.  The Company recorded an additional allowance for doubtful accounts for the receivables from related parties of $200,000 for the six months ended June 30, 2003.  The balance of the allowance for doubtful accounts for receivables from related parties was $900,000 at June 30, 2003.  The Company has no plans to forgive any portion of the principal of the outstanding receivable balance.

San Mateo Closure

In May 2003, Microvision closed its research and development facility in San Mateo, California and consolidated its research and development activities in Bothell, Washington.  Research and development expense for the three months ended June 30, 2003 includes $370,000 for the closing of the Company’s approximately 5,000 square foot facility in San Mateo and $275,000 for severance or relocation of 11 employees.  The Company paid $100,000 in severance cost during the second quarter of 2003.

Net Loss Per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods.  Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding.  Diluted net loss per share for the three and six month periods ended June 30, 2003 and 2002 is equal to basic net loss per share because the effect of potential common stock outstanding during the periods, including options and warrants, is anti-dilutive.

The components of basic and diluted earnings per share were as follows (in thousands except earnings per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Numerator:
Net loss available	$(6,692)	$(6,648)	$(14,088)	$(14,874)
Denominator:
Basic and diluted weighted-average common shares outstanding	17,799	13,530	16,878	13,287

Basic and diluted net loss per share	$(.38)	$(.49)	$(.83)	$(1.12)

As of June 30, 2003 and 2002, the Company had outstanding options and warrants to purchase 6,317,000 and 6,200,000 shares of common stock, respectively.  As of June 30, 2003 and 2002, Lumera had outstanding options and warrants to purchase 943,000 and 803,000 shares of common stock, respectively.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related amendments and interpretations including FASB Interpretation Number (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18.

In November 2002, the Company offered to exchange most of its outstanding options to purchase common stock for new options scheduled to be granted on or after June 11, 2003.  All eligible options that were properly submitted for exchange were accepted and cancelled effective December 10, 2002.  Employees tendered options to purchase an aggregate of 2,521,714 shares of the Company’s common stock.  On June 13, 2003, under the terms of this exchange program, the Company granted new options to purchase an aggregate of 1,732,000 shares of the Company’s common stock.  The exercise price of the new options is $7.00 per share.  The Company did not record a compensation charge as a result of the stock option exchange program.

Total non-cash stock option expense related to employee and director awards included in the determination of net loss was $28,000 and $69,000 for the three months ended June 30, 2003 and 2002, respectively, and $73,000 and $183,000 for the six months ended June 30, 2003 and 2002, respectively.  Had compensation cost for employee and director options been determined using the fair values at the grant dates consistent with the methodology prescribed under SFAS 123, the Company’s consolidated net loss available to common shareholders and associated net loss per share would have increased to the pro forma amounts indicated below (in thousands):

		Three Months Ended June 30		Six Months Ended June 30
		2003	2002	2003	2002
Net Loss available for common shareholders, as reported		$(6,692)	$(6,648)	$(14,088)	$(14,874)

Deduct: Incremental stock-based employee compensation expense determined under fair value based method for all awards		(2,044)	(4,413)	(5,669)	(9,901)

Net Loss available for common shareholders, pro forma		$(8,736)	$(11,061)	$(19,757)	$(24,775)

Net Loss per share (Basic and diluted)	As reported	$(.38)	$(.49)	$(.83)	$(1.12)

	Pro Forma	$(.49)	$(.82)	$(1.17)	$(1.86)

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

	Three months ended June 30, 2003
	(in thousands)
	Microvision	Lumera	Eliminations	Total
Revenues	$4,115	$396	$—	$4,511
Interest income	80	11	—	91
Interest expense	10	—	—	10
Depreciation	527	296	—	823
Segment loss	6,463	2,082	(1,853)	6,692
Segment assets	28,893	5,604	(6,697)	27,800
Expenditures for capital assets	262	28	—	290

	Three months ended June 30, 2002
	(in thousands)
	Microvision	Lumera	Eliminations	Total
Revenues	$4,461	$273	$—	$4,734
Interest income	226	55	—	281
Interest expense	11	—	—	11
Depreciation	437	254	—	691
Segment loss	6,413	2,133	(1,898)	6,648
Segment assets	35,242	12,507	(6,497)	41,252
Expenditures for capital assets	191	145	—	336

	Six months ended June 30, 2003
	(in thousands)
	Microvision	Lumera	Eliminations	Total
Revenues	$7,283	$765	$—	$8,048
Interest income	180	34	—	214
Interest expense	24	—	—	24
Depreciation	1,038	594	—	1,632
Segment loss	13,625	4,206	(3,743)	14,088
Segment assets	28,893	5,604	(6,697)	27,800
Expenditures for capital assets	277	351	—	628

	Six months ended June 30, 2002
	(in thousands)
	Microvision	Lumera	Eliminations	Total
Revenues	$8,002	$536	$—	$8,538
Interest income	499	120	—	619
Interest expense	29	—	—	29
Depreciation	848	506	—	1,354
Segment loss	14,410	4,216	(3,752)	14,874
Segment assets	35,242	12,507	(6,497)	41,252
Expenditures for capital assets	466	184	—	650

New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria.  In addition, arrangement consideration must be allocated among the separate units of accounting if the deliverables in the arrangement meet specific criteria.  In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations.  The Company will be required to adopt the provisions of this consensus for revenue arrangements entered into after June 30, 2003, and has decided to apply it on a prospective basis.  Based on the nature of the Company’s current revenue-generating activities, the Company does not expect the adoption of EITF No. 00-21 to have a material impact on its results of operations, financial position, or cash flows.

ITEM 2                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information set forth in this report in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 3, “Quantitative and Qualitative Disclosure about Market Risk,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by that section.  Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company, as well as assumptions relating to the foregoing.  The words “believe,” “expect,” “will,” “anticipate,” “estimate,” “project,” “plan,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Factors that could cause results to differ materially from those projected or implied in the forward-looking statements are set forth below under the caption “Risk Factors Relating to the Company’s Business.”

Overview

Microvision, Inc. (“Microvision” or the “Company”) designs and markets information display and capture products and component technologies.  The Company is developing and seeks to commercialize technologies and products in two business segments relating to the display, capture and transmission of information:

•                    Microvision Segment -    Develops and commercializes the scanned beam technology for information displays and image capture products.

•                    Lumera Segment -          Develops and commercializes a new class of organic non-linear chromophore materials, which can be used to change the properties of light waves used to transmit information.

Microvision Segment

Scanned Beam Displays

The Company is marketing the Nomad™ Augmented Vision System, a see-through monochrome head-worn display product that the Company introduced in 2001.  The Company has also developed prototype scanned beam displays, including hand-held and head-worn color versions, and is currently refining and further developing its scanned beam display technology for defense, aerospace, industrial, medical and consumer applications.  The Company believes the scanned beam display technology may be useful in a variety of applications, including entertainment and consumer displays, mobile communications and computing and visual simulation applications that require images to be superimposed onto the user’s view of the external environment.  The Company expects that, in contrast to display solutions that use non-scanning technologies, its scanned beam display technology will enable the production of high quality displays that are small, lightweight and low power, and that can be held or worn comfortably.

The Company’s scanned beam technology includes proprietary technology developed by the Company, technology licensed from other companies and the Virtual Retinal Display ™ technology licensed from the University of Washington.

Image Capture Devices

In September 2002, the Company introduced its Flic™ Laser Bar Code Scanner, a hand-held bar code scanner that uses proprietary scanning technology developed by the Company.  The Company believes that the basic scanning components of the scanned beam display technology may also be used to develop products, such as bar code scanners and miniature high-resolution laser cameras that may have higher performance and lower cost than those currently available.

Lumera Segment

Electro-Optical Polymer Materials and Devices

In 2000, the Company formed a subsidiary company, Lumera Corporation (“Lumera”).  Lumera is developing and commercializing a new class of electro-optic materials and devices that utilize proprietary polymer compounds and processing technologies.  Lumera believes that these materials may improve performance and reduce the costs of electro-optic components used in fiber-optic telecommunications and data communications systems, phased array antenna systems, optical computing, optical signal processing and optical interconnects.  These materials may also be used in additional applications such as organic light emitting diode displays and other coating materials.

Lumera has completed sample prototypes for a 10GHz electro-optic modulator for the telecommunications industry and in February 2003 announced the demonstration of a new polymer-based radio frequency phase shifter.  Lumera believes that, for some combinations of phase shift, drive voltage, power handling and speed, it can produce phase shifting devices at lower costs than competiting alternatives.

Lumera’s primary source of revenue to date has been from U.S. Government contracts for materials development.

Plan of Operation

The Company initially plans to sell Nomad to customers in general aviation, automotive, industrial, medical and defense sectors.  The Company plans to sell Nomad directly to end-users and through value added resellers who will develop applications using Nomad and through original equipment manufacturers.  In July 2003, the Company announced plans to introduce a next generation Nomad system in late 2003.

The Company introduced Flic, a hand-held bar code scanner, in September 2002.  Flic is produced by a contract manufacturer.  The Company plans to distribute Flic through the same channels as existing bar code products including resellers and original equipment manufacturers.  The Company is also planning to introduce a wireless version of the Flic bar code scanner in September 2003.

Lumera’s polymer materials and processing technology may ultimately be sold in a variety of forms, including coated wafers, non-packaged discrete devices, non-packaged integrated devices, packaged discrete components, packaged integrated components, and intellectual property in the form of licenses, integrated cells and other forms.  Lumera’s target customers include strategic technology partners, sub-system manufacturers, private label component vendors, component distributors and systems manufacturers in the telecommunications industry.

The Company also intends to continue entering into strategic relationships with systems integrators and original equipment manufacturers to pursue the development of commercial products incorporating the Company’s technologies.  The Company is currenty working with Canon, Johnson & Johnson’s Ethicon Endo Surgery subsidiary, BMW and Volkswagon of America to further develop potential products.

In addition, the Company plans to continue to pursue, obtain and perform on development contracts.  The Company expects that such contracts will further the development of the scanned beam technology and polymer technologies and lead to additional commercial applications of its technologies.  The Company also plans to invest funds for ongoing innovation and improvements to the scanned beam technology and polymer technologies.  These innovations and improvements include developing component technology, building additional prototypes, and designing components and products for manufacturability.  The Company intends to continue hiring qualified sales, technical and other personnel and to continue investing in laboratory facilities and equipment to achieve development and production objectives.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO
THREE MONTHS ENDED JUNE 30, 2002

Revenue.  The Company earns revenue from performance on development contracts, and sales of Nomad and Flic.  Revenue in the three months ended June 30, 2003 decreased by approximately $200,000, or 5%, to $4.5 million from $4.7 million in the same period in 2002. For the three months ended June 30, 2003, 60% of revenue was derived from performance on development contracts with the United States government, 36% from performance on development contracts with commercial customers and the remainder from sales of Nomad and Flic units.  For the three months ended June 30, 2002, 78% of revenue was derived from performance on development contracts with the United States government, 18% from performance on development contracts with commercial customers and the remainder from the sale of Nomad units.

The backlog of development contracts at June 30, 2003 was $3.4 million, all of which is scheduled for completion during the next twelve months.

During the three months ended June 30, 2003 the Company entered into the following material development contracts:

•                  In April 2003, the Company entered into a $2.2 million contract modification with the U.S. Army’s Aviation Applied Technology Directorate to continue work on an advanced helmet-mounted display and imaging system to be used in the Virtual Cockpit Optimization Program.

•                  In April 2003, the Company entered into a $1.6 million contract modification with the U.S. Army’s Medical Research Acquisition Activities, Telemedicine and Advanced

Technology Research Center to continue development of a mobile wireless personal display system for medical applications.

•                  In May 2003, the Company entered into a $900,000 commercial contract to develop prototype displays for automotive applications.

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

Cost of revenue for both the three months ended June 30, 2003 and June 30, 2002 was $2.2 million.  Total direct costs for the three months ended June 30, 2003 decreased by approximately 15% from the same period in 2002.  The direct labor component of direct costs for the three months ended June 30, 2003 increased by approximately 10% over the same period in 2002.  The increase in direct cost is a result of the change in the cost structure of contract work performed during the three months end June 30, 2003 from the same period in 2002.

Research and development overhead is allocated to both cost of revenue and research and development expense based on the proportion of direct labor cost incurred in cost of revenue and research and development, respectively.  As a result of the higher direct labor cost in cost of revenue and a higher overhead rate for the three months ended June 30, 2003 approximately 25% more overhead was allocated to cost of revenue than in the same period in 2002.

The Company’s costs to produce Nomad units during the three months ended June 30, 2003 were substantially higher than Nomad revenue.  The Company has classified production cost in excess of product revenue as research and development expense.  The Company does not expect Nomad production and the design and manufacturing processes to become sufficiently mature to support “commercial production” as described in SFAS No. 2 “Accounting for Research and Development Costs” during 2003.

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

•                  Compensation related costs of employees and contractors engaged in internal research and product development activities,

•                  Research fees paid to the University of Washington under Sponsored Research Agreement,

•                  Laboratory operations, outsourced development and processing work,

•                  Fees and expenses related to patent applications, prosecution and protection,

•                  Related operating expenses, and

•                  Nomad production cost in excess of Nomad revenue.

Included in research and development expenses are costs incurred in acquiring and maintaining licenses of technology from other companies and universities.

Research and development expense in the three months ended June 30, 2003 increased by approximately $100,000, or 2%, to $6.1 million from $6.0 million in the same period in 2002.

In May 2003, Microvision closed its research and development facility in San Mateo, California and consolidated its research and development activities in Bothell, Washington.  Research and development expense for the three months ended June 30, 2003 includes $370,000 for the closing of the Company’s approximately 5,000 square foot facility in San Mateo and $275,000 for severance or relocation of 11 employees.  The Company paid $100,000 in severance costs during the second quarter of 2003.

The Company believes that a substantial level of continuing research and development expense will be required to develop additional commercial products using the scanned beam display technology and the polymer materials technology.  Accordingly, the Company anticipates its level of research and development spending will continue to be significant.  These expenses could be incurred as a result of:

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

•      Develops and commercializes the polymer materials technology,

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

Marketing, general and administrative expenses in the three months ended June 30, 2003 were unchanged from the same period in 2002 at $4.4 million.  The Company did not experience increases in marketing, general and administrative expenses in part as a result of the Company’s efforts to control costs.  The Company expects marketing, general and administrative expenses to increase, commensurate with increases in revenue, in future periods as the Company:

•                        Adds to its sales and marketing staff,

•                        Makes additional investments in sales and marketing activities, and

•                        Increases the level of corporate and administrative activity.

Non-Cash Compensation Expense.  Non-cash compensation expense in the three months ended June 30, 2003 increased $54,000, or 14%, to $452,000 from $398,000 in the same period in 2002.

The following table shows the major components of non-cash compensation expense for the three months ended June 30, 2003 and 2002, respectively.

	Three months ended June 30,
	2003	2002
Lumera stock issued to the University of Washington	$251,000	$251,000
Microvision and Lumera stock options issued to consultants	173,000	78,000
Microvision and Lumera stock options issued to employees	28,000	44,000
Microvision Stock and options issued to Independent Directors	—	25,000
	$452,000	$398,000

At June 30, 2003, the Company had $1.7 million of unamortized non-cash compensation expense that will be amortized over the next three years.

Interest Income and Expense.  Interest income in the three months ended June 30, 2003 decreased by $190,000, or 68%, to $91,000 from $281,000 in the same period in 2002.  This decrease resulted primarily from lower average cash and investment securities balances in the three months ended June 30, 2003 than the average cash and investment securities balances in the same period of the prior year.

Interest expense in the three months ended June 30, 2003 was consistent with the same period in 2002 as the Company’s borrowings remained relatively constant.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO
SIX MONTHS ENDED JUNE 30, 2002

Revenue.  Revenue in the six months ended June 30, 2003 decreased by approximately $500,000, or 6%, to $8.0 million from $8.5 million in the same period in 2002. For the six months ended June 30, 2003, 52% of revenue was derived from performance on development contracts with the United States government, 45% from performance on development contracts with commercial customers and the remainder from sales of Nomad and Flic units.  For the six months ended June 30, 2002, 85% of revenue was derived from performance on development contracts with the United States government, 11% from performance on development contracts with commercial customers and the remainder from the sales of Nomad units.

Cost of Revenue.  Cost of revenue for the six months ended June 30, 2003 decreased by approximately  $400,000, or 10%, to $3.6 million from $4.0 million in the same period in 2002.  Total direct costs for the six months ended June 30, 2003 decreased by approximately 20% from the same period in 2002.  The direct labor component of direct costs for the six months ended June 30, 2003 was unchanged from the same period in 2002.  The decrease in direct costs was principally a result of the lower volume of work on revenue contracts during the six months ended June 30, 2003 compared to the same period in 2002.

Research and development overhead is allocated to both cost of revenue and research and development expense based on the proportion of direct labor cost incurred in cost of revenue and research and development, respectively.  As a result of a higher overhead rate for the six months ended June 30, 2003, approximately 5% more overhead was allocated to cost of revenue than in the same period in 2002.

The Company’s costs to produce Nomad units during the six months ended June 30, 2003 were substantially higher than product revenue.  The Company has classified production cost in excess of product revenue as research and development expense.  The Company does not expect Nomad production and the design and manufacturing processes to become sufficiently mature to support “commercial production” as described in SFAS No. 2 “Accounting for Research and Development Costs” in 2003.

Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.  During the six months ended June 30, 2003, the Company recorded a write down of Nomad inventory of approximately $450,000.

Research and Development Expense.  Research and development expense in the six months ended June 30, 2003 decreased by approximately $400,000, or 3%, to $12.9 million from $13.3 million in the same period in 2002.  During the six month period ending June 30, 2002 the Company recorded $1.4 million in expense related to light source development performed for the Company by Cree, Inc.  The Company’s development agreement with Cree ended in April 2002, resulting in a $1.4 million expense reduction in the six months ended June 30, 2003 from the same period in 2002.

In May 2003, Microvision closed its research and development facility in San Mateo, California and consolidated its research and development activities in Bothell, Washington.  Research and development expense for the three months ended June 30, 2003 includes $370,000 for the closing of the Company’s approximately 5,000 square foot facility in San Mateo and $275,000 for severance or relocation of 11 employees.  The Company paid $100,000 in severance costs during the second quarter of 2003.

Marketing, General and Administrative Expense.  Marketing, general and administrative expenses in the six months ended June 30, 2003 decreased by approximately $200,000, or 2%, to $8.7 million from $8.9 million in the same period in 2002.  The decrease is due in part to the company's effort to control cost.

The Board of Directors authorized the Company to provide unsecured lines of credit to each of the Company’s four senior officers.  The limit of each line of credit is three times the respective executive’s base salary less any amounts outstanding under the Company’s Executive Option Exercise Note Plan.  In October 2001 and July 2002, the Board of Directors authorized an additional $500,000 and $200,000, respectively, to the limit for one of the senior officers.  No additional loans have been made under either the Company’s Executive Option Exercise Note Plan or the Executive Loan Plan since July 2002, and the Company does not intend to make any additional loans under these plans.

The Company establishes an allowance for doubtful accounts when it determines that a borrower may have insufficient net worth and short-term earnings potential to repay the outstanding balance under the Company-sponsored lines of credit.  The Company recorded an additional allowance for doubtful accounts for the receivables from related parties of $200,000 for the six months ended June 30, 2003.  The balance of the allowance for doubtful accounts for receivables from related parties was $900,000 at June 30, 2003.  The Company has no plans to forgive any portion of the principal of the outstanding receivable balance.

Non-Cash Compensation Expense.  Non-cash compensation expense in the six months ended June 30, 2003 of $900,000 was comparable to the same period in 2002.

The following table shows the major components of non-cash compensation expense for the six months ended June 30, 2003 and 2002, respectively.

	Six months ended June 30,
	2003	2002
Lumera stock issued to the University of Washington	$502,000	$502,000
Microvision and Lumera stock options issued to consultants	342,000	228,000
Microvision and Lumera stock options issued to employees	73,000	125,000
Microvision Stock and options issued to Independent Directors	—	58,000
	$917,000	$913,000

Interest Income and Expense.  Interest income in the six months ended June 30, 2003 decreased by $405,000, or 65%, to $214,000 from $619,000 in the same period in 2002.  This decrease resulted primarily from lower average cash and investment securities balances in the six months ended June 30, 2003 than the average cash and investment securities balances in the same period of the prior year.

Interest expense in the six months ended June 30, 2003 was consistent with the same period in 2002 as the Company’s borrowings remained relatively constant.

Liquidity and Capital Resources

The Company has funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants and, to a lesser extent, from development contract revenues and product sales. At June 30, 2003, the Company had $11.8 million in cash, cash equivalents and investment securities.

Cash used in operating activities totaled $14.4 million during the six months ended June 30, 2003, compared to $15.1 million during the same period in 2002.  Cash used in operating activities for each period resulted primarily from the net loss for the period.

Cash provided by investing activities totaled $2.2 million during the six months ended June 30, 2003, compared to $4.8 million during the same period of 2002.  During the six months ended June 30, 2003, the Company had net sales of investment securities of $2.8 million compared to $5.8 million during the same period in 2002.  The proceeds from the sales of investment securities were used to fund the Company’s operations.

The Company used cash of $628,000 for capital expenditures during the six months ended June 30, 2003, compared to $650,000 during the same period in 2002.  Capital expenditures include leasehold improvements to leased office space and computer hardware and software, laboratory equipment and furniture and fixtures to support growth.  The Company plans to spend approximately $1.2 million during the remainder of 2003 for production equipment for Flic and Nomad.

Cash provided by financing activities totaled $11.5 million during the six months ended June 30, 2003, compared to $5.8 million during the same period in 2002.

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

The Company believes that Microvision’s cash, cash equivalent and investment securities balances as of June 30, 2003 totaling $10.7 million will satisfy its budgeted cash requirements, including its planned investment in Lumera, through December 2003 based on Microvision’s current operating plan.

Lumera expects to complete a private placement of approximately $1.7 million of preferred stock shortly.  The Company believes that Lumera’s cash, cash equivalent and investment securities balances totaling $1.1 million as of June 30, 2003, together with the $1.7 million expected to be raised, will satisfy Lumera’s current budgeted cash requirements through October 2003.  Microvision expects to participate in the amount of approximately $870,000 and maintain a majority ownership in Lumera following the close of the financing.  Microvision is not contractually obligated to provide additional funding to Lumera.  In addition, Lumera is continuing to seek additional financing to fund operations beyond October 2003.  There can be no assurance that the private placement will be consummated or that Lumera will obtain additional financing.

As part of its efforts to reduce current cash requirements, Lumera and the University of Washington entered into an amendment to the sponsored research agreement in March 2003, which deferred certain 2003 payments until April 1, 2004.  Under the amended agreement Lumera’s required payments during 2003 are $2.9 million as a result of a late payment which accelerated $750,000 which was otherwise payable in 2004.  Lumera currently owes the University of Washington  $1,600,000 under the sponsored research agreement, which payment must be made by September 30, 2003 or Lumera could lose its use of the licensed technology.  Lumera is currently negotiating with the University of Washington and expects to either enter into a revised agreement or to make the payment to the University of Washington by September 30, 2003.  There can be no assurance that Lumera will make the payment or enter a revised agreement.

Microvision is not contractually obligated to provide additional funding to Lumera.

Microvision’s and Lumera’s capital requirements will depend on many factors, including, with respect to Microvision, the rate at which Microvision can directly, or through arrangements with original equipment manufacturers, introduce additional products incorporating the scanned beam technology and the market acceptance and competitive position of such products and with respect to Lumera, the rate at which Lumera can directly or through arrangements with original equipment manufacturers, introduce products incorporating the polymer materials technology and the market acceptance and competitive position of such products. Should expenses of Microvision or Lumera exceed the amounts budgeted, both or either of them may require additional capital to continue to fund their operations and implement their business plans. There can be no assurance that additional financing will be available to either Microvision or Lumera or that, if available, it will be available on terms acceptable to them on a timely basis.  If adequate funds are not available to satisfy either short-term or long-term capital requirements or planned revenues are not generated, either or both of them may be required to limit their operations substantially.  This limitation of operations may include reduction in capital expenditures, deferral of salary increases and reductions in staff and discretionary costs, which may include non-contractual Microvision and Lumera research costs.

New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria.  In addition, arrangement consideration must be allocated among the separate units of accounting if the deliverables in the arrangement meet specific criteria.  In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations.  The Company will be required to adopt the provisions of this consensus for revenue arrangements entered into after June 30, 2003, and has decided to apply it on a prospective basis.  Based on the nature of the Company’s current revenue-generating activities, the Company does not expect the adoption of EITF No. 00-21 to have a material impact on its results of operations, financial position, or cash flows.

Risk Factors Relating to the Company’s Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception and we anticipate an operating loss at least through the year ending December 31, 2003.  We cannot assure you that we will ever become or remain profitable.

•                  As of June 30, 2003, we had an accumulated deficit of $142.2 million.

•                  We incurred net losses of $66.1 million from inception through 2000, $34.8 million in 2001, $27.2 million in 2002, and $14.1 million in the six months ended June 30, 2003.

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

•                    Further develop the scanned beam and polymer materials technologies,

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

The information display industry and the optical switching industry have been characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards.  Our success will depend upon our ability to further develop the scanned beam and the polymer materials technologies and to cost effectively introduce new products and features in a timely manner to meet evolving customer requirements and compete with competitors’ product advances.  We may not succeed in these efforts because of:

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

We began production of Nomad, our first commercial product, in December 2001.  In September 2002, we introduced Flic, our second commercial product.  In addition, we have developed demonstration units incorporating the scanned beam technology, and demonstration units have been built using the polymer materials technology.  However, we must undertake additional research, development and testing before we are able to develop additional products for commercial sale.  Product development delays by us or our potential product development partners, or the inability to enter into relationships with these partners, may delay or prevent us from introducing products for commercial sale.

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

In 2002, 83% of our revenue was derived from performance on a limited number of development contracts with the U.S. government.  For the three months and six months ended June 30, 2003, 60% and 52% of our revenue, respectively, was derived from performance on development contracts with the U.S. government.  Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues.  Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding.  The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis.  Our competitors continuously engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future.  Our contracts with the government are subject to immediate termination by the government for convenience at any time.  The government may choose to use contractors with competing display technologies or it may decide to discontinue any of our programs altogether.  In addition, those development contracts that we do obtain require ongoing compliance with applicable government regulations.  Termination of our development contracts, a shift in government spending to other programs in which we are not involved, a reduction in government spending generally, or our failure to meet applicable government regulations could have severe consequences for our results of operations.

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

Our developmental contracts, including our relationships with parties such as the U.S. government, Canon, Johnson & Johnson, BMW and Volkswagon of America, are exploratory in nature and are intended to develop new types of technology or applications.  These efforts may prove unsuccessful, and these relationships may not result in the development of products that will be profitable.

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

Our Virtual Retinal Display technology and polymer materials technology depend on our licenses from the University of Washington.  If we lose our rights under the licenses themselves, our operations could suffer.

We have acquired the exclusive rights to the Virtual Retinal Display and polymer materials technology under two licenses from the University of Washington.  These licenses expire upon expiration of the last of the University of Washington’s patents that relate to this technology, which we currently anticipate will occur after 2011 and 2019, respectively.  We could lose our exclusivity under these licenses if we fail to respond to an infringement action or fail to use our best efforts to commercialize the licensed technology.  In addition, the University of Washington may terminate the licenses upon our breach and has the right to consent to all sublicense arrangements.  If we were to lose our rights under the licenses, or if the University of Washington were to refuse to consent to future sublicenses, we would lose a competitive advantage in the market, and may even lose the ability to commercialize our products completely.  Either of these results could substantially decrease our revenues.

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

We cannot be certain that our polymer materials will achieve market acceptance.

Lumera’s success will depend in part on the commercial acceptance of the polymer materials technology.  The optical switching industry is currently fragmented with many competitors developing different technologies.  We expect that only a few of these technologies ultimately will gain market acceptance.  The polymer materials may not be accepted by original equipment manufacturers and systems integrators of optical switching networks.  To be accepted, the polymer material must meet the technical and performance requirements of our potential customers in the telecommunications industry.  If our optical materials technology fails to achieve market acceptance, we may not be able to continue to develop the technology.

Our lack of the financial and technical resources relative to our competitors may affect our ability to commercialize the polymer materials.

The optical switching market is a highly competitive market.  Other companies, that have substantially greater financial, technical and other resources than us, are working on competing technologies.  Because of their greater resources, our competitors may develop products or technologies that are superior to our own, and may more successfully market and sell their products.  These advantages may make it difficult for the polymer materials technology to become commercially viable, which could reduce the value of our business.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company’s cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates.  Due to the generally short-term maturities of these investment securities, the Company believes that the market risk arising from its holdings of these financial instruments is not material.  A one-percent change in market interest rates would have approximately a $28,000 impact on the fair value of the investment securities.

The Company’s investment policy restricts investments to ensure principal preservation and liquidity.  The Company invests cash that it expects to use within approximately sixty days in U.S. treasury-backed instruments. The Company invests cash in excess of approximately sixty to ninety days of its requirements in high quality investment securities.  The investment securities portfolio is limited to U.S. government and U.S. government agency debt securities and other high-grade securities generally with maturities of three years or less.

The weighted average maturities of cash equivalents and investment securities available-for-sale as of June 30, 2003, are as follows (dollar amounts in thousands):

	Amount	Percent
Cash and equivalents	$2,747	23.34%
Less than one year	7,994	67.92%
One to two years	1,029	8.74%
	$11,770	100.00%

Presently, all of the Company’s development contract payments are denominated in U.S. dollars and, consequently, the Company believes it has no foreign currency exchange rate risk.  However, in the future the Company may enter into development contracts in foreign currencies that may subject the Company to foreign exchange rate risk.

ITEM 4.                             CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these controls.  Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Shareholder’s Meeting was held on June 24, 2003.  The following proposal was introduced and voted on:

Proposal No. 1 – Election of Directors

Name	Votes For	Votes Withheld

Richard F. Rutkowski	15,410,479	1,242,068
Stephen R. Willey	16,438,540	214,007
Jacqueline Brandwynne	15,277,033	1,375,514
Jacob Brouwer	15,346,734	1,305,813
Richard A. Cowell	15,086,867	1,565,680
Walter J. Lack	16,367,073	285,474
William A. Owens	16,416,890	235,657
Robert A. Ratliffe	16,390,454	262,093
Dennis Reimer	16,390,954	261,593

In order to give shareholders an opportunity to review and act upon a change to Proposal 2, the Company adjourned the annual meeting after voting was completed with respect to Proposal 1 until July 16, 2003.   On July 16, 2003, at the adjourned meeting, the following proposal was introduced and voted on:

Proposal No. 2 – Proposal to adopt and approve the Agreement and Plan of Merger with a newly-formed, wholly owned subsidiary of the Company to effect a reincorporation of the Company from the state of Washington to the state of Delaware.

For	9,441,924
Against	526,578
Abstained	86,939

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed the following current reports on Form 8-K during the quarter ended June 30, 2003:

Current report on Form 8-K announcing financial results for the quarter ended March 31, 2003, as filed with the SEC on May 9, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.

Date: August 14, 2003	/s/ Richard F. Rutkowski
Richard F. Rutkowski
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2003	/s/ Jeff Wilson
Jeff Wilson
Vice President, Accounting
(Principal Accounting Officer)

EXHIBIT INDEX

The following documents are filed.

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002