Form 10-Q
period 2003-09-30
MICROVISION INC
filed 2003-11-14
CIK 65770

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

As of November 7, 2003, 21,437,000 shares of the Company’s common stock, no par value, were outstanding.

Microvision, Inc.

Consolidated Balance Sheet

(In thousands)

(Unaudited)

	September 30, 2003	December 31, 2002
Assets
Current Assets
Cash and cash equivalents	$4,149	$9,872
Investment securities, available-for-sale	2,069	5,304
Accounts receivable, net of allowances of $109 and $109	1,362	1,315
Costs and estimated earnings in excess of billings on uncompleted contracts	936	1,073
Inventory, net	612	747
Other current assets	1,805	2,348
Total current assets	10,933	20,659

Property and equipment, net	6,057	7,672
Restricted investments	1,269	1,356
Receivables from related parties, net	1,823	2,043
Other assets	374	537
Total assets	$20,456	$32,267

Liabilities, Minority Interests and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,314	$1,462
Accrued liabilities	5,527	4,309
Current portion of research liability	1,652	—
Billings in excess of costs and estimated earnings on uncompleted contracts	51	230
Current portion of capital lease obligations	73	84
Current portion of long-term debt	68	63
Total current liabilities	8,685	6,148

Research liability, net of current portion	—	1,025
Capital lease obligations, net of current portion	45	94
Long-term debt, net of current portion	117	169
Deferred rent, net of current portion	128	192
Other long-term liabilities	4	—
Total liabilities	8,979	7,628

Commitments and Contingencies	—	—

Minority Interests	2,852	7,223

Shareholders’ Equity
Common stock and paid-in capital, no par value, 31,250 shares authorized; 17,807 and 15,154 shares issued and outstanding	158,804	147,058
Deferred compensation	(990)	(1,490)
Subscriptions receivable from related parties	(166)	(166)
Accumulated other comprehensive income	37	121
Accumulated deficit	(149,060)	(128,107)
Total shareholders’ equity	8,625	17,416
Total liabilities, minority interests and shareholders’ equity	$20,456	$32,267

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Operations

(In thousands, except earnings per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Revenue	$2,565	$4,186	$10,613	$12,724

Cost of revenue	1,499	1,919	5,109	5,925
Gross margin	1,066	2,267	5,504	6,799

Research and development expense (exclusive of non-cash compensation expense of $252 and $253 for the three months and $755 and $753 for the nine months ended September 30, 2003 and 2002, respectively)	5,524	5,433	18,403	18,762

Marketing, general and administrative expense (exclusive of non-cash compensation expense of $292 and $197 for the three months and $706 and $610 for the nine months ended September 30, 2003 and 2002, respectively)	3,615	3,904	12,286	12,786

Non-cash compensation expense	544	450	1,461	1,363
Total operating expenses	9,683	9,787	32,150	32,911

Loss from operations	(8,617)	(7,520)	(26,646)	(26,112)

Interest income	76	235	290	854
Interest expense	(11)	(16)	(35)	(45)
Gain on disposal of fixed assets	64	—	33	—
Realized gain on sale of investment securities	—	—	39	—
Loss due to impairment of long-term investment	—	—	—	(624)

Loss before minority interests	(8,488)	(7,301)	(26,319)	(25,927)

Minority interests in loss of consolidated subsidiary	1,623	1,900	5,366	5,652

Net loss	$(6,865)	$(5,401)	$(20,953)	$(20,275)

Net loss per share - basic and diluted	$(0.39)	$(0.37)	$(1.22)	$(1.48)

Weighted-average shares outstanding - basic and diluted	17,799	14,512	17,188	13,700

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net loss	$(6,865)	$(5,401)	$(20,953)	$(20,275)

Other comprehensive income (loss) -
Unrealized gain (loss) on investment securities, available-for-sale:
Unrealized holding gains (losses) arising during period	(15)	(7)	(45)	(161)
Less: reclassification adjustment for gains realized in net loss	—	—	(39)	—
Net unrealized gain (loss)	(15)	(7)	(84)	(161)
Comprehensive loss	$(6,880)	$(5,408)	$(21,037)	$(20,436)

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2003	2002

Cash flows from operating activities
Net loss	$(20,953)	$(20,275)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	2,432	2,112
Gain on disposal of fixed assets, net	(33)	—
Non-cash expenses related to issuance of stock, warrants, options and amortization of deferred compensation	1,461	1,362
Impairment of long-term investment	—	624
Allowance for receivables from related parties	200	500
Realized gain on sale of investment securities	(39)	—
Minority interests in loss of consolidated subsidiary	(5,366)	(5,652)
Non-cash deferred rent	(64)	12
Change in:
Accounts receivable	(47)	(991)
Costs and estimated earnings in excess of billings on uncompleted contracts	137	(213)
Inventory	135	(895)
Other current assets	37	(794)
Other assets	4	14
Accounts payable	(30)	329
Accrued liabilities	1,169	595
Billings in excess of costs and estimated earnings on uncompleted contracts	(179)	119
Research liability, current and long-term	627	—
Net cash used in operating activities	(20,509)	(23,153)

Cash flows from investing activities
Sales of investment securities	3,190	8,311
Purchases of investment securities	—	(126)
Sales of restricted investment securities	1,356	1,525
Purchases of restricted investment securities	(1,269)	(1,356)
Collections of receivables from related parties	20	—
Advances to related parties	—	(491)
Purchases of property and equipment	(981)	(1,074)
Net cash provided by investing activities	2,316	6,789

Cash flows from financing activities
Principal payments under capital leases	(68)	(148)
Principal payments under long-term debt	(47)	(42)
Payments received on subscriptions receivable	—	138
Net proceeds from issuance of common stock	11,589	11,592
Net proceeds from sale of subsidiary’s equity to minority interests	996	—
Net cash provided by financing activities	12,470	11,540

Net decrease in cash and cash equivalents	(5,723)	(4,824)
Cash and cash equivalents at beginning of period	9,872	15,587

Cash and cash equivalents at end of period	$4,149	$10,763

Supplemental disclosure of cash flow information

Cash paid for interest	$35	$45

Supplemental schedule of non-cash investing and financing activities

Property and equipment acquired under capital leases	$8	$105

Other non-cash additions to property and equipment	$55	$—

Issuance of common stock and warrants for services	$159

The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.

Notes to Consolidated Financial Statements

September 30, 2003

Management’s Statement

The Consolidated Balance Sheet as of September 30, 2003, the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2003 and September 30, 2002, and the Consolidated Statement of Cash Flows for the nine months ended September 30, 2003 and September 30, 2002, have been prepared by Microvision, Inc. (the “Company”) and have not been audited.  In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 2003 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the SEC.  You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.  The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of Microvision, Inc. and Lumera Corporation (“Lumera”).  As of September 30, 2003, Microvision owned 76% of the common stock, 11% of the Series A and 46% of the Series B convertible preferred stock.  As of December 31, 2002, Microvision owned 76% of the outstanding common stock and 11% of the Series A convertible preferred stock of Lumera.  The balance of Lumera’s outstanding capital stock is owned by its directors, Microvision employees, the University of Washington (“UW”) and other investors unaffiliated with the Company.  Lumera’s losses were first allocated to its common shareholders until such losses exceeded its common equity and then to its preferred shareholders pro rata in accordance with their respective liquidation values.  All material intercompany accounts and transactions have been eliminated in consolidation.

Inventory

Inventory at September 30, 2003 and December 31, 2002 consisted of the following:

	September 30, 2003	December 31, 2002
Raw materials	$157,000	$456,000
Work in process	141,000	92,000
Finished goods	314,000	199,000
	$612,000	$747,000

The inventory at September 30, 2003 consisted of raw materials, work in process and finished goods for Nomad and Flic.  The inventory at December 31, 2002 consisted primarily of raw materials, work in process and finished goods for Nomad.  Inventory is stated at the lower of cost or market, with cost determined on a weighted average basis.  Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.  During the nine months ended September 30, 2003, the Company recorded a write down of Nomad inventory of approximately $450,000.

Receivables from Related Parties

The Board of Directors authorized the Company to provide unsecured lines of credit to each of the Company’s three senior officers.  The limit of each line of credit is three times the respective executive’s base salary less any amounts outstanding under the Company’s Executive Option Exercise Note Plan.  In October 2001 and July 2002, the Board of Directors authorized an additional $500,000 and $200,000, respectively, to the limit for one of the senior officers.  No additional loans have been made under either the Company’s Executive Option Exercise Note Plan or the Executive Loan Plan since July 2002.

The Company establishes an allowance for doubtful accounts when it determines that a borrower may have insufficient net worth and short-term earnings potential to repay the outstanding balance under the Company-sponsored lines of credit.  The Company recorded an additional allowance for doubtful accounts for the receivables from related parties of $200,000 for the nine months ended September 30, 2003.  The balance of the allowance for doubtful accounts for receivables from related parties was $900,000 at September 30, 2003.  The Company has no plans to forgive any portion of the principal of the outstanding receivable balance.

San Mateo Closure

In May 2003, Microvision closed its research and development facility in San Mateo, California and consolidated its research and development activities in Bothell, Washington.  Research and development expense includes $90,000 and $460,000 for the closing of the Company’s approximately 5,200 square foot facility in San Mateo and  $23,000 and $290,000 for severance or relocation of 11 employees for the three and nine months ended September 30, 2003, respectively. The expense during the three months ended September 30, 2003 is a result of changes to the originally estimated closing cost.  The Company has paid $170,000 in severance cost related to the San Mateo closure during 2003.  Accrued liabilities at September 30, 2003 includes $510,000 of accrued costs related to this closure.

Net Loss Per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods.  Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding.  Diluted net loss per share for the three and nine month periods ended September 30, 2003 and 2002 is equal to basic net loss per share because the effect of potential common stock outstanding during the periods, including options and warrants, is anti-dilutive.

The components of basic and diluted earnings per share were as follows (in thousands except earnings per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Numerator:
Net loss available	$(6,865)	$(5,401)	$(20,953)	$(20,275)
Denominator:
Basic and diluted weighted-average common shares outstanding	17,799	14,512	17,188	13,700

Basic and diluted net loss per share	$(.39)	$(.37)	$(1.22)	$(1.48)

As of September 30, 2003 and 2002, the Company had outstanding options and warrants to purchase 6,513,000 and 6,587,000 shares of common stock, respectively.  As of September 30, 2003 and 2002, Lumera had outstanding options and warrants to purchase 1,098,000 and 782,000 shares of common stock, respectively.

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

Total non-cash stock-based compensation expense related to employee and director awards included in the determination of net loss was $28,000 and $47,000 for the three months ended September 30, 2003 and 2002, respectively, and $101,000 and $231,000 for the nine months ended September 30, 2003 and 2002, respectively.  Had compensation expense for employee and director options been determined using the fair values at the grant dates consistent with the methodology prescribed under SFAS 123, the Company’s consolidated net loss available to common shareholders and associated net loss per share would have increased to the pro forma amounts indicated below (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2003	2002	2003	2002
Net Loss available for common shareholders, as reported		$(6,865)	$(5,401)	$(20,953)	$(20,275)

Deduct: Incremental stock-based employee compensation expense determined under fair value based method for all awards		(1,393)	(3,096)	(7,062)	(12,997)

Net Loss available for common shareholders, pro forma		$(8,258)	$(8,497)	$(28,015)	$(33,272)

Net Loss per share	As reported	$(.39)	$(.37)	$(1.22)	$(1.48)
(Basic and diluted)
	Pro Forma	$(.46)	$(.59)	$(1.63)	$(2.43)

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

In August 2003, Lumera raised $1,900,000, before issuance costs of $34,000, from the sale of 944,000 shares of Series B convertible preferred stock to Microvision and other purchasers.  Microvision purchased 434,000 of these shares for an aggregate purchase price of $868,000.  Each share of Series B preferred stock is convertible into one share of Lumera common stock. While not redeemable, the Series B preferred stock contains a provision which, in the event of a change in control of Lumera, gives the holders of the preferred stock the right to receive a cash distribution equal to the liquidation preference on the preferred stock.

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

	Three months ended September 30, 2003
	(in thousands)
	Microvision	Lumera	Eliminations and Minority Interest	Total
Revenue	$1,889	$676	$—	$2,565
Cost of revenue	1,126	373	—	1,499
Research and development expense	3,902	1,622	—	5,524
Marketing, general and administrative expense	3,348	267	—	3,615
Non-cash compensation expense	279	265	—	544
Interest income	73	3	—	76
Interest expense	11	—	—	11
Segment loss	6,640	1,848	(1,623)	6,865
Depreciation	504	296	—	800
Expenditures for capital assets	328	25	—	353
Segment assets	22,551	5,277	(7,372)	20,456

	Three months ended September 30, 2002
	(in thousands)
	Microvision	Lumera	Eliminations and Minority Interest	Total
Revenue	$3,920	$266	$—	$4,186
Cost of revenue	1,830	89	—	1,919
Research and development expense	3,649	1,784	—	5,433
Marketing, general and administrative expense	3,585	319	—	3,904
Non-cash compensation expense	196	254	—	450
Interest income	190	45	—	235
Interest expense	16	—	—	16
Segment loss	5,166	2,135	(1,900)	5,401
Depreciation	496	262	—	758
Expenditures for capital assets	341	83	—	424
Segment assets	36,879	10,867	(6,469)	41,277

	Nine months ended September 30, 2003
	(in thousands)
	Microvision	Lumera	Eliminations and Minority Interest	Total
Revenue	$9,172	$1,441	$—	$10,613
Cost of revenue	4,353	756	—	5,109
Research and development expense	13,244	5,159	—	18,403
Marketing, general and administrative expense	11,399	887	—	12,286
Non-cash compensation expense	692	769	—	1,461
Interest income	253	37	—	290
Interest expense	35	—	—	35
Segment loss	20,265	6,054	(5,366)	20,953
Depreciation	1,542	890	—	2,432
Expenditures for capital assets	605	376	—	981
Segment assets	22,551	5,277	(7,372)	20,456

	Nine months ended September 30, 2002
	(in thousands)
	Microvision	Lumera	Eliminations and Minority Interest	Total
Revenue	$11,922	$802	$—	$12,724
Cost of revenue	5,659	266	—	5,925
Research and development expense	13,403	5,359	—	18,762
Marketing, general and administrative expense	11,850	936	—	12,786
Non-cash compensation expense	606	757	—	1,363
Interest income	689	165	—	854
Interest expense	45	—	—	45
Segment loss	19,576	6,351	(5,652)	20,275
Depreciation	1,344	768	—	2,112
Expenditures for capital assets	807	267	—	1,074
Segment assets	36,879	10,867	(6,469)	41,277

New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria.  In addition, arrangement consideration must be allocated among the separate units of accounting if the deliverables in the arrangement meet specific criteria.  In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations.  The Company adopted the provisions of this consensus for revenue arrangements entered into after June 30, 2003, and has decided to apply it on a prospective basis.  The adoption of this pronouncement did not have a material impact on the Company’s results of operations, financial position or cash flows.

Subsequent Events

On November 3, 2003, the Company raised $22,250,000, before issuance costs of $1,500,000, from the sale of 3,560,000 shares of common stock.

On October 30, 2003, Lumera raised $782,000, before issuance costs, from the sale of 391,000 shares of Series B convertible preferred stock.  Microvision did not purchase additional shares of Series B preferred stock.

On November 6, 2003, Lumera and the University of Washington agreed to amend terms for the Sponsored Research Agreement.  Under the terms of the modification, Lumera’s payment obligation to the University of Washington is reduced to $125,000 per quarter from October 1, 2003 to September 30, 2004, and $300,000 for the quarter ending December 31, 2004.  If Lumera and the University of Washington agree to extend the Sponsored Research Agreement through 2006, Lumera would be required to pay the University of Washington $325,000 per quarter in 2005 and $375,000 per quarter in 2006.  The revised terms also provide that Lumera will endeavor to make its unpaid payments of $1,875,000 that would otherwise be due currently by May 2005 unless making the payment would materially adversely affect Lumera’s ability to continue operations.

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

Overview

The Company (the “Company”) includes both Microvision, Inc. (“Microvision”) and its consolidated subsidiary Lumera Corporation (“Lumera”).  The Company designs and markets information display and capture products and component technologies.  The Company is developing and seeks to commercialize technologies and products in two business segments relating to the display, capture and transmission of information:

•                  Microvision -        Develops and commercializes scanned beam technology for information displays and image capture products.

•                  Lumera -                                                  Develops and commercializes a new class of optical materials, which can be used to change the properties of light waves used to transmit information.

Microvision Segment

Scanned Beam Displays

Microvision is marketing the Nomad™ Augmented Vision System, a see-through monochrome head-worn display product that was introduced in 2001.  Microvision has also developed prototype scanned beam displays, including hand-held and head-worn color versions, and is currently refining and further developing its scanned beam display technology for defense, industrial, aerospace, medical and consumer applications.  Microvision believes the scanned beam display technology may be useful in a variety of applications, including entertainment and consumer displays, mobile communications and computing and visual simulation applications that require images to be superimposed onto the user’s view of the external environment.

Microvision expects that, in contrast to display solutions that use non-scanning technologies, its scanned beam display technology will enable the production of high quality displays that are small, lightweight and low power, and that can be held or worn comfortably.

Microvision’s scanned beam technology includes proprietary technology developed internally, technology licensed from other companies and the Virtual Retinal Display ™ technology licensed from the University of Washington.

Image Capture Devices

In September 2002, Microvision introduced its Flic™ Laser Bar Code Scanner, a hand-held bar code scanner that uses Microvision’s proprietary scanning technology.  Microvision believes that the basic scanning components of the scanned beam display technology may also be used to develop products, such as bar code scanners and miniature high-resolution laser cameras that may have higher performance and lower cost than those currently available.

Lumera Segment

Electro-Optical Polymer Materials and Devices

In 2000, the Company formed a subsidiary company, Lumera.  Lumera is developing and commercializing a new class of electro-optic materials and devices that utilize proprietary polymer compounds and processing technologies.  Lumera expects these materials can be used to improve the performance and reduce the costs of electronic components used in phased array antenna systems and electro-optic components.

Lumera has completed sample prototypes for a 10 GHz electro-optic modulator for the telecommunications industry and in September 2003 announced advances in the design of polymer-based radio frequency phase shifters and a new antenna.  Together, the antenna and phase shifters could form the basis for a family of smart antennas with lower cost and power consumption to address a broad range of wireless network applications.

Lumera’s primary source of revenue to date has been from U.S. government contracts for materials development.

Plan of Operation

Microvision initially plans to sell Nomad to customers in the defense, general aviation, automotive, industrial and medical sectors.  Microvision plans to sell Nomad directly to end-users and through value added resellers who will develop applications using Nomad and through original equipment manufacturers.  In September 2003, Microvision announced that the U.S. Army agreed to purchase 100 Nomad systems for the Stryker brigade.  Microvision plans to introduce a new version of Nomad in the first quarter of 2004.  Microvision expects the new version will be smaller, lighter and less expensive to produce than the current version.

Microvision introduced Flic, a hand-held bar code scanner, in September 2002.  Flic is produced by a contract manufacturer.  Microvision distributes Flic through the same channels as existing bar code products including resellers and original equipment manufacturers.  Microvision introduced a wireless version of the Flic bar code scanner in October 2003.

Microvision also intends to continue entering into strategic relationships with systems integrators and original equipment manufacturers to pursue the development of commercial products incorporating the Company’s technologies.  Microvision is currently working with American Honda, Canon, BMW and Volkswagen of America to further develop potential products.

In addition, Microvision plans to continue to pursue, obtain and perform on development contracts.  Microvision expects that such contracts will further the development of the scanned beam technology and polymer technologies and lead to additional commercial applications of its technologies.  Microvision also plans to invest funds for ongoing innovation and improvements to the scanned beam technology.  These innovations and improvements include developing component technology, building additional prototypes, and designing components and products for manufacturability.  The Company intends to continue hiring qualified sales, technical and other personnel and to continue investing in laboratory facilities and equipment to achieve development and production objectives.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenue.  The Company earns revenue from performance on development contracts and sales of Nomad and Flic.  Revenue in the three months ended September 30, 2003 decreased by approximately $1.6 million, or 39%, to $2.6 million from $4.2 million in the same period in 2002. For the three months ended September 30, 2003, 69% of revenue was derived from performance on development contracts with the United States government, 29% from performance on development contracts with commercial customers and the remainder from sales of Nomad and Flic units.  For the three months ended September 30, 2002, 83% of revenue was derived from performance on development contracts with the United States government, 14% from performance on development contracts with commercial customers and the remainder from the sale of Nomad units.

The decline in revenue was largely attributable to delays in completing contract negotiations with development partners.  Subsequent to September 30, 2003, the Company entered into three development contracts totaling approximately $4.3 million dollars, which are scheduled for completion during the next twelve months.  The Company believes that as long as most of its revenue is earned from performance on development contracts there may be a high degree of variability in earnings from quarter to quarter.

The backlog of development contracts and product orders at September 30, 2003 was $1.9 million and $600,000 respectively, all of which is scheduled for completion and delivery during the next twelve months.

Cost of Revenue.  Cost of revenue includes both the direct and allocated indirect costs of performing on development contracts and the Nomad and Flic product costs.  Direct costs include labor, materials and other costs incurred directly in performing on a contract.  Indirect costs include labor and other costs associated with operating the Company’s research and development department and building the Company’s technical capabilities and capacity.  Cost of revenue is determined both by the level of direct costs incurred on development contracts and by the level of indirect costs incurred in operating and building the Company’s technical capabilities and capacity.  The cost of revenue can fluctuate substantially from period to period depending on the level of both the direct costs incurred in the performance of projects and the level of indirect costs incurred.

Cost of revenue for the three months ended September 30, 2003 decreased by $420,000 or 22% to $1.5 million from $1.9 million in the same period in 2002.  Total direct costs for the three months ended September 30, 2003 decreased by 8% from the same period in 2002.  The total direct labor component of direct costs for the three months ended September 30, 2003 decreased by 28% from the same period in 2002.

Research and development overhead is allocated to both cost of revenue and research and development expense based on the proportion of direct labor cost incurred in cost of revenue and research and development, respectively.  As a result of the lower direct labor cost in cost of revenue and a lower overhead rate for the three months ended September 30, 2003, 34% less overhead was allocated to cost of revenue than in the same period in 2002.

Microvision’s costs to produce Nomad and Flic units during the three months ended September 30, 2003 were substantially higher than Nomad and Flic revenue, respectively.  The Company has classified production cost in excess of product revenue as research and development expense.  During 2003 Microvision does not expect Nomad production and the design and manufacturing processes to become sufficiently mature to support “commercial production” as described in SFAS No. 2 “Accounting for Research and Development Costs”.

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

•                  Compensation related costs of employees and contractors engaged in internal research and product development activities,

•                  Research fees paid to the University of Washington under Sponsored Research Agreement,

•                  Laboratory operations, outsourced development and processing work,

•                  Fees and expenses related to patent applications, prosecution and protection,

•                  Nomad and Flic production cost in excess of Nomad and Flic revenue, respectively, and

•                  Other operating expenses.

Included in research and development expenses are costs incurred in acquiring and maintaining licenses of technology from other companies and universities.

Research and development expense in the three months ended September 30, 2003 increased by  $91,000, or 2%, to $5.5 million from $5.4 million in the same period in 2002.

The Company believes that a substantial level of continuing research and development expense will be required to complete development of a new version of Nomad and to develop additional commercial products using the scanned beam display technology and the polymer materials technology.  Accordingly, the Company anticipates its level of research and development spending will continue to be substantial.  These expenses could be incurred as a result of:

•                  Subcontracting work to development partners,

•                  Expanding and equipping in-house laboratories,

•                  Acquiring rights to additional technologies,

•                  Hiring additional technical and support personnel, and

•                  Operating expenses.

The Company expects that the amount of spending on research and product development will remain substantial in future quarters as the Company:

•                  Continues development and commercialization of the scanned beam technology,

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

Marketing, general and administrative expenses in the three months ended September 30, 2003 decreased by $289,000, or 7%, to $3.6 million from $3.9 million in the same period in 2002.  The decrease was due in part to the Company’s ongoing efforts to control costs.  The Company expects marketing, general and administrative expenses to increase, commensurate with increases in revenue, in future periods as the Company:

•                  Adds to its sales and marketing staff,

•                  Makes additional investments in sales and marketing activities, and

•                  Increases the level of corporate and administrative activity.

Non-Cash Compensation Expense.  Non-cash compensation expense in the three months ended September 30, 2003 increased $94,000, or 21%, to $544,000 from $450,000 in the same period in 2002.

The following table shows the major components of non-cash compensation expense for the three months ended September 30, 2003 and 2002, respectively.

	Three months ended September 30,
	2003	2002
Lumera stock issued to the University of Washington	$251,000	$251,000
Microvision and Lumera securities issued to consultants	265,000	152,000
Microvision and Lumera stock options issued to employees	27,000	47,000
Microvision stock and options issued to Independent Directors	1,000	—
	$544,000	$450,000

In September 2003, Microvision issued two warrants to purchase an aggregate of 70,000 shares of common stock to a consultant.  One warrant grants holder the right to purchase up to 60,000 shares of common stock at a price of $7.50 per share.  The warrant vests in three equal traunches on the date of grant, in December 2003, and in March 2004.  The other warrant to purchase up to 10,000 shares of common stock at a price of $12.00 per share vests in March 2004.  The unvested warrants are subject to remeasurement at each balance sheet date.  The deferred compensation related to these warrants is being amortized to non-cash compensation expense over the fourteen month service period of the agreement.  Non-cash amortization expense related to these warrants was $50,000 for the three month period ended September 30, 2003.  The total value of the warrants was estimated on the grant date and September 30, 2003 at $328,000 and $333,000, respectively.  The fair values of the warrants were estimated on the date of grant and September 30, 2003, using the Black-Scholes option-pricing model with the following weighted-average assumptions:  expected volatilities of 83%, risk-free interest rates of 2.7%, and dividend yields of zero percent.  The expected lives used at the measurement dates above were 4 years and 3.9 years, respectively.

At September 30, 2003, the Company had $1.4 million of unamortized non-cash compensation expense that will be amortized over the next three years.

Interest Income and Expense.  Interest income in the three months ended September 30, 2003 decreased by $159,000, or 68%, to $76,000 from $235,000 in the same period in 2002.  This decrease resulted primarily from lower average cash and investment securities balances in the three months ended September 30, 2003 than the average cash and investment securities balances in the same period of the prior year.

Interest expense in the three months ended September 30, 2003 was consistent with the same period in 2002, as the Company’s borrowings remained relatively constant.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenue.  Revenue in the nine months ended September 30, 2003 decreased by approximately $2.1 million, or 17%, to $10.6 million from $12.7 million in the same period in 2002. For the nine months ended September 30, 2003, 56% of revenue was derived from performance on development contracts with the United States government, 41% from performance on development contracts with commercial customers and the remainder from sales of Nomad and Flic units.  For the nine months ended September 30, 2002, 84% of revenue was derived from performance on development contracts with the United States government, 12% from performance on development contracts with commercial customers and the remainder from the sales of Nomad units.

During the nine months ended September 30, 2003, the Company entered into the following material development contracts:

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

Cost of Revenue.  Cost of revenue for the nine months ended September 30, 2003 decreased by approximately  $816,000, or 14%, to $5.1 million from $5.9 million in the same period in 2002.

Total direct costs for the nine months ended September 30, 2003 decreased by 17% from the same period in 2002.  The direct labor component of direct costs for the nine months ended September 30, 2003 decreased by 12% from the same period in 2002.  The decrease in direct costs was principally a result of the lower volume of work on revenue contracts during the nine months ended September 30, 2003 compared to the same period in 2002.

Research and development overhead is allocated to both cost of revenue and research and development expense based on the proportion of direct labor cost incurred in cost of revenue and research and development, respectively.  As a result of lower direct labor cost for the nine months ended September 30, 2003, 10% less overhead was allocated to cost of revenue than in the same period in 2002.

Microvision’s costs to produce Nomad units during the nine months ended September 30, 2003 were substantially higher than product revenue.  The Company has classified production cost in excess of product revenue as research and development expense.  During 2003, Microvision does not expect Nomad production and the design and manufacturing processes to become sufficiently mature to support “commercial production” as described in SFAS No. 2 “Accounting for Research and Development Costs”.

Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.  During the nine months ended September, 30, 2003, the Company recorded a write down of Nomad inventory of approximately $450,000.

Research and Development Expense.  Research and development expense in the nine months ended September 30, 2003 decreased by $359,000, or 2%, to $18.4 million from $18.8 million in the same period in 2002.  During the nine month period ending September 30, 2002, Microvision recorded $1.4 million in expense related to light source development performed for Microvision by Cree, Inc.  Microvision’s development agreement with Cree ended in April 2002, resulting in a $1.3 million expense reduction in the nine months ended September 30, 2003 from the same period in 2002.

In May 2003, Microvision closed its research and development facility in San Mateo, California and consolidated its research and development activities in Bothell, Washington.  Research and development expense for the nine months ended September 30, 2003 includes $460,000 for the closing of Microvision’s approximately 5,200 square foot facility in San Mateo and $290,000 for severance or relocation of 11 employees.  Microvision paid $170,000 in severance costs through September 30, 2003, and expects to pay  an additional $180,000 through December 31, 2003.  The related accrual at September 30, 2003 is $510,000.

Marketing, General and Administrative Expense.  Marketing, general and administrative expenses in the nine months ended September 30, 2003 decreased by approximately $500,000, or 4%, to $12.3 million from $12.8 million in the same period in 2002.

The Board of Directors authorized Microvision to provide unsecured lines of credit to each of its three senior officers.  The limit of each line of credit is three times the respective executive’s base salary less any amounts outstanding under Microvision’s Executive Option Exercise Note Plan.  In October 2001 and July 2002, the Board of Directors authorized an additional $500,000 and $200,000, respectively, to the limit for one of the senior officers.  No additional loans have been made under either Microvision’s Executive Option Exercise Note Plan or the Executive Loan Plan since July 2002, and Microvision does not intend to make any additional loans under these plans.

Microvision establishes an allowance for doubtful accounts when it determines that a borrower may have insufficient net worth and short-term earnings potential to repay the outstanding balance under the company-sponsored lines of credit.  Microvision recorded an additional allowance for doubtful accounts for the receivables from related parties of $200,000 for the nine months ended September 30, 2003.  The balance of the allowance for doubtful accounts for receivables from related parties was $900,000 at September 30, 2003.  Microvision has no plans to forgive any portion of the principal of the outstanding receivable balance.

Non-Cash Compensation Expense.  Non-cash compensation expense in the nine months ended September 30, 2003 increased by $98,000 or 7% to $1.5 million from $1.4 million for the same period in 2002.

The following table shows the major components of non-cash compensation expense for the nine months ended September 30, 2003 and 2002, respectively.

	Nine months ended September 30,
	2003	2002
Lumera stock issued to the University of Washington	$752,000	$752,000
Microvision and Lumera securities issued to consultants	608,000	380,000
Microvision and Lumera stock options issued to employees	100,000	173,000
Microvision stock and options issued to Independent Directors	1,000	58,000
	$1,461,000	$1,363,000

Interest Income and Expense.  Interest income in the nine months ended September 30, 2003 decreased by $564,000, or 66%, to $290,000 from $854,000 in the same period in 2002.  This decrease resulted primarily from lower average cash and investment securities balances in the nine months ended September 30, 2003 than the average cash and investment securities balances in the same period of the prior year.

Interest expense in the nine months ended September 30, 2003 was consistent with the same period in 2002, as the Company’s borrowings remained relatively constant.

Liquidity and Capital Resources

The Company has funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants and, to a lesser extent, from development contract revenues and product sales. At September 30, 2003, the Company had $6.2 million in cash, cash equivalents and investment securities.

Cash used in operating activities totaled $20.5 million during the nine months ended September 30, 2003, compared to $23.2 million during the same period in 2002.  Cash used in operating activities for each period resulted primarily from the net loss for the period.

Cash provided by investing activities totaled $2.3 million during the nine months ended September 30, 2003, compared to $6.8 million during the same period of 2002.  During the nine months ended September 30, 2003, the Company had net sales of investment securities of $3.2 million compared to $8.2 million during the same period in 2002.  The proceeds from the sales of investment securities were used to fund the Company’s operations.

The Company used cash of $1.0 million for capital expenditures during the nine months ended September 30, 2003, compared to $1.1 million during the same period in 2002.  Capital expenditures include leasehold improvements to leased office space and computer hardware and software, laboratory equipment and furniture and fixtures to support growth.   The Company plans to spend approximately $1.2 million during the remainder of 2003 for fixed assets, including production equipment for Nomad.

Cash provided by financing activities totaled $12.5 million during the nine months ended September 30, 2003, compared to $11.5 million during the same period in 2002.

In March 2003, Microvision raised $12.6 million, before issuance costs of $970,000, from the sale of 2,644,000 shares of common stock and warrants to purchase 529,000 shares of common stock at an exercise price of $6.50 per share.  Each share of common stock and accompanying partial warrant was sold for $4.75. The warrants are first exercisable in September 2003 and expire in March 2008.

On November 6, 2003, Microvision raised $22.3 million before issuance costs of $1.5 million on the sale of 3,560,000 shares of common stock.

In August 2003, Lumera raised $1.9 million before issuance costs of $34,000 from the sale of 944,000 shares of Series B convertible preferred stock to Microvision and other purchasers.  Microvision purchased 434,000, of these shares of Series B preferred stock for an aggregate purchase price of $868,000.  On October 30, 2003, Lumera raised $782,000, before issuance costs, from the sale of 391,000 shares of Series B preferred stock.  Each share of Series B preferred stock is convertable into one share of Lumera common stock.

to a group of investors.  Microvision did not purchase additional shares of the Series B preferred stock.  Microvision owns 33% of the Series B preferred stock.  Each share of Series B preferred stock is convertible into one share of Lumera common stock.  The conversion rate may be subject to adjustment in the event of future equity issuance by Lumera at prices below the purchase price paid for the Series B preferred stock.

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

The Company believes that Microvision’s current cash, cash equivalents and investment securities balances as of September 30, 2003 will satisfy its budgeted cash requirements, for at least one year based on Microvision’s current operating plan.

The Company believes that Lumera’s current cash, cash equivalents and investment securities balance will satisfy Lumera’s budgeted cash requirements through at least the first quarter of 2004.

The Lumera budgeted cash requirements include the effects of the modification of Lumera’s sponsored research agreement with the University of Washington entered into on November 6, 2003.  Under the terms of the modification, Lumera’s payment obligation to the University of Washington is reduced to $125,000 per quarter from October 1, 2003 to September 30, 2004, and $300,000 for the quarter ending December 31, 2004.  If Lumera and the University of Washington agree to extend the Sponsored Research Agreement through 2006, Lumera would be required to pay the University of Washington $325,000 per quarter in 2005 and $375,000 per quarter in 2006.  The revised terms also provide that Lumera will endeavor to make its unpaid payments of $1,875,000 that would otherwise be due currently by May 2005 unless making the payment would materially adversely affect Lumera’s ability to continue operations.

Microvision is not contractually obligated to provide additional funding to Lumera.

Microvision’s and Lumera’s capital requirements will depend on many factors, including, with respect to Microvision, the level and mix of revenue, the rate at which Microvision can directly, or through arrangements with original equipment manufacturers, introduce additional products incorporating the scanned beam technology and the market acceptance and competitive position of such products and with respect to Lumera, the rate at which Lumera can directly or through arrangements with original equipment manufacturers, introduce products incorporating the polymer materials technology and the market acceptance and competitive position of such products.  Both Microvision and Lumera may require additional capital to fund their operations and implement their business plans. There can be no assurance that additional financing will be available to either Microvision or Lumera or that, if available, it will be available on terms acceptable to them on a timely basis.  If adequate funds are not available to satisfy either short-term or long-term capital requirements or planned revenues are not generated, either or both of them may be required to limit their operations substantially.  This limitation of operations may include reduction in capital expenditures, deferral of salary increases and reductions in staff and discretionary costs, which may include non-contractual Microvision and Lumera research costs.

New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria.  In addition, arrangement consideration must be allocated among the separate units of accounting if the deliverables in the arrangement meet specific criteria.  In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations.  The Company adopted the provisions of this consensus for revenue arrangements entered into after June 30, 2003, and has decided to apply it on a prospective basis.  The adoption of this pronouncement did not have a material impact on the Company's results of operations, financial position or cash flows.

Risk Factors Relating to the Company’s Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception and we anticipate an operating loss at least through the year ending December 31, 2003.  We cannot assure you that we will ever become or remain profitable.

•                  As of September 30, 2003, we had an accumulated deficit of $149.1 million.

•                  We incurred net losses of $66.1 million from inception through 2000, $34.8 million in 2001, $27.2 million in 2002, and $21.0 million in the nine months ended September 30, 2003.

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

We cannot be certain that we will succeed in obtaining additional development contracts or that we will be able to obtain customer orders for our products.  In light of these factors, we expect to continue to incur substantial losses and negative cash flow at least through 2004 and likely thereafter.  We cannot be certain that we will achieve positive cash flow at any time in the future.

We will require additional capital to continue to fund our operations and to implement our business plan.  If we do not obtain additional capital, we may be required to limit our operations substantially.  Raising additional capital may dilute the value of current shareholders’ shares.

Based on our current operating plan and budgeted cash requirements, we believe that we can fund our operations for at least one year.  We will require additional capital to continue to fund our operations, including to:

•                  Further develop the scanned beam and polymer materials technologies,

•                  Add manufacturing capacity,

•                  Develop and protect our intellectual property rights, and

•                  Fund long-term business development opportunities.

If revenues are less than we anticipate, if the level and mix of revenues vary from anticipated amounts and allocations or if expenses exceed the amounts budgeted, we also may require additional capital earlier to further the development of our technologies, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. In addition, our operating plan provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by us.  Additional financing may not be available to us or, if available, may not be available on terms acceptable to us on a timely basis.  If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit our operations substantially.  Our capital requirements will depend on many factors, including, but not limited to, the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce products incorporating the scanned beam technology and the market acceptance and competitive position of such products.  Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of current shareholders’ shares.

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

Our future growth may suffer if we do not achieve broad acceptance of our products and compete effectively.

Our success, in part, depends up on our ability to gain acceptance of our current and future products by a large number of customers.  Achieving market-based acceptance for our products will require marketing efforts and the expenditure of financial and other resources to create product awareness and demand by potential customers.  We may be unable to offer products consistently or at all that compete effectively with products of others on the basis of price or performance.  Failure to achieve broad acceptance of our products by potential customers and to effectively compete would have a material adverse effect on our operating results.

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

We may be subject to product liability claims if any of our product applications are alleged to be defective or cause harmful effects.  For example, because our scanned beam displays are designed to scan a low power beam of colored light into the user’s eye, the testing, manufacture, marketing and sale of these products involve an inherent risk that product liability claims will be asserted against us.  Product liability claims or other claims related to our products, regardless of their outcome, could require us to spend significant time and money in litigation, divert management time and attention, require us to pay significant damages, harm our reputation or hinder acceptance of our products.  Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms.  An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products.

We rely heavily on a limited number of development contracts with the U.S. government, which are subject to immediate termination by the government for convenience at any time, and the termination of one or more of these contracts could have a material negative impact on our operations.

In 2002, 83% of our revenue was derived from performance on a limited number of development contracts with the U.S. government.  For the three months and nine months ended September 30, 2003, 69% and 56% of our revenue, respectively, was derived from performance on development contracts with the U.S. government.  Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues.  Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding.  The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis.  Our competitors continuously engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future.  Our contracts with the government are subject to immediate termination by the government for convenience at any time.  The government may choose to use contractors with competing display technologies or it may decide to discontinue any of our programs altogether.  In addition, those development contracts that we do obtain require ongoing compliance with applicable government regulations.  Termination of our development contracts, a shift in government spending to other programs in which we are not involved, a reduction in government spending generally, or our failure to meet applicable government regulations could have severe consequences for our results of operations.

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

Our developmental contracts, including our relationships with parties such as the U.S. government, Canon, BMW and Volkswagen of America, are exploratory in nature and are intended to develop new types of products for new applications.  These efforts may prove unsuccessful, and these relationships may not result in the development of products that will be profitable.

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

We have acquired the exclusive rights to the Virtual Retinal Display and polymer materials technology under two licenses from the University of Washington.  These licenses expire upon expiration of the last of the University of Washington’s patents that relate to this technology, which we currently anticipate will not occur until after 2011 and 2019, respectively.  We could lose our exclusivity under these licenses if we fail to respond to an infringement action or fail to use our best efforts to commercialize the licensed technology.  In addition, the University of Washington may terminate the licenses upon our breach and has the right to consent to all sublicense arrangements.  If we were to lose our rights under the licenses, or if the University of Washington were to refuse to consent to future sublicenses, we would lose a competitive advantage in the market, and may even lose the ability to commercialize our products completely.  Either of these results could substantially decrease our revenues.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company’s cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates.  Due to the generally short-term maturities of these investment securities, the Company believes that the market risk arising from its holdings of these financial instruments is not material.  A one-percent change in market interest rates would have approximately a $14,000 impact on the fair value of the investment securities.

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

The weighted average maturities of cash equivalents and investment securities available-for-sale as of September 30, 2003, are as follows (dollar amounts in thousands):

	Amount	Percent
Cash and equivalents	$2,070	33.30%
Less than one year	4,148	66.70%
One to two years	0	0.00%
	$6,218	100.00%

Presently, all of the Company’s development contract payments are denominated in U.S. dollars and, consequently, the Company believes it has no foreign currency exchange rate risk.  However, in the future the Company may enter into development contracts or product sales in foreign currencies that may subject the Company to foreign exchange rate risk.

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

PART II

OTHER INFORMATION

ITEM 2.                             CHANGES IN UNREGISTERED SECURITIES

In August 2003, Microvision issued 8,625 shares of common stock to a consultant for services rendered to the Company.  The shares were issued in a transaction not involving any public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In September 2003, Microvision issued two warrants to purchase an aggregate of 70,000 shares of common stock to a consultant in connection with services rendered to the Company.  One warrant grants holder the right to purchase up to 60,000 shares of common stock at a price of $7.50 per share.  The warrant vests in three equal traunches on the date of grant, in December 2003, and March 2004.  The other warrant grants the holder the right to purchase up to 10,000 shares at a price of $12.00 per share and vests in March 2004.  The warrants were issued in a transaction not including any public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

(b)                                                         Reports on Form 8-K

The Company filed the following current reports on Form 8-K during the quarter ended September 30, 2003:

Current report on Form 8-K announcing financial results for the quarter ended June 30, 2003, as filed with the SEC on August 12, 2003.

Current report on Form 8-K announcing the sale of 944,000 shares of Lumera Corporation Series B preferred stock for $1.9 million, as filed with the SEC on August 26, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.

Date: November 14, 2003	/s/	Richard F. Rutkowski
Richard F. Rutkowski
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2003	/s/	Jeff Wilson
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