Form 10-K
period 2003-12-31
MICROVISION INC
filed 2004-03-15
CIK 65770

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-21221

MICROVISION, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1600822 (I.R.S. Employer Identification No.)
19910 North Creek Parkway, Bothell, Washington (Address of principal executive offices)	98011 (Zip Code)

(425) 415-6847
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Act of 1933. Yes ☒ No ☐

        The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $106,104,000 (based on the closing price for the registrant's Common Stock on the Nasdaq National Market of $6.20 per share).

        The number of shares of the registrant's Common Stock outstanding as of March 1, 2004 was 21,460,000.

Documents Incorporated by Reference

        Portions of the registrant's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant's Annual Meeting of Shareholders to be held on June 9, 2004 are incorporated herein by reference into Part III of this report.

PART I

Preliminary Note Regarding Forward-Looking Statements

        The information set forth in this report in Item 1 "Description of Business" and in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by that section. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company, as well as assumptions relating to the foregoing. The words "believe," "expect," "will," "anticipate," "estimate," "target," "project," "plan," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Certain factors that realistically could cause actual results to differ materially from those projected in the forward-looking statements are set forth in Item 1 "Description of Business—Risk Factors Related to the Company's Business."

ITEM 1.    DESCRIPTION OF BUSINESS

Overview

        The company includes both Microvision, Inc. ("Microvision") and its consolidated subsidiary, Lumera Corporation ("Lumera"), (collectively the "Company"). The Company designs and markets information display and image capture products and products utilizing its optical and related materials technology. The Company is developing and seeks to commercialize technologies and products in two business segments relating to the display, capture and transmission of information:

  •
  Microvision—Develops and commercializes scanned beam technology for information displays and image capture products.

  •
  Lumera—Develops and commercializes a new class of organic non-linear optical materials, that can be used to change the properties of light waves used to transmit information.

        Financial information for these segments is included in Part II, Item 8 "Financial Statements" at Note 16.

Scanned Beam Displays

        Microvision is marketing the Nomad® Expert Technician System, a wireless, wearable computer with a head-worn see-through display. Microvision introduced this second generation version of the Nomad Augmented Vision System in March 2004 and initially is targeting the automotive repair market and military applications. During 2003, Microvision shipped 100 Nomads to the US Army's Stryker Brigade Combat Team in Iraq. Microvision has also developed prototype color scanned beam displays, including hand-held and head-worn versions, and is currently refining and further developing its scanned beam display technology for potential defense, aerospace, industrial, medical and consumer applications. Microvision believes the scanned beam display technology may be useful in a variety of applications, including mobile communications, entertainment and consumer displays, and computing and visual simulation applications. Microvision expects that, in contrast to display solutions that use non-scanning technologies, its scanned beam display technology will enable the production of high quality displays that are small, lightweight and use low power, that can be held or worn comfortably, and that are competitively priced.

        Microvision's scanned beam technology includes proprietary technology it has developed, technology licensed from other companies and the Virtual Retinal Display ™ technology licensed from the University of Washington.

Image Capture Devices

        In September 2002, Microvision introduced its Flic® Laser Bar Code Scanner, a hand-held bar code scanner that uses proprietary scanning technology developed by Microvision. In October 2003, Microvision introduced a Bluetooth wireless version, the Flic cordless scanner. Microvision believes that the basic scanning components of the scanned beam display technology may also be used to develop image capture products, such as 2D bar code readers and miniature high-resolution laser cameras that may have higher performance and lower cost than those currently available.

Polymer Materials and Products

        Microvision formed its subsidiary, Lumera, in 2000. Lumera is developing and commercializing a new class of optical polymer materials and processing technologies. Lumera expects these materials can be used to improve the performance and reduce the costs in a variety of electronic components used in modulators, phased array antenna systems and other electro-optic and electronic components.

Microvision Segment

Technology

        Microvision's scanned beam display technology is fundamentally different from existing commercialized display technologies in that it uses a fast-moving single beam of light to create an image. By continuously scanning a rapidly moving low power beam of light, the scanned beam display creates a high resolution, full motion image on the retina of the eye or an intermediate opaque screen.

        The drive electronics of the scanned beam display acquire and process signals from the image or data source to control and synchronize the color mix and placement. Color pixels are generated by modulated red, green and blue light sources. The intensity of each of the light sources is varied to generate a complete palette of colors and shades. Optical elements direct the beam of light onto the viewer's eye or an intermediate screen. The pixels are arranged by a horizontal scanner motion that sweeps the light beam to place the pixels into a row and a vertical scanner motion that moves the light beam downward where successive rows of pixels are drawn. This process is continued until an entire field of rows has been placed and a full image appears to the user.

        The scanned beam technology can be used to create an augmented vision display that allows the user to annotate the user's normal view with electronically displayed information. The user is able to retain full binocular vision and full hand-eye coordination while having electronic information displayed on the user's field of view. The image, in the form of light, is directed to the eye in much the same way as light is commonly reflected from our natural environment. With the scanned beam technology, an image can be overlayed on a users field of view.

        The scanned beam display technology can also be used to achieve a more conventional front or rear projection display. The screen may be opaque or it may be transparent, providing the user with a head-up capability and overlaying the digital information on the view of the outside world. A projection architecture could be used for applications that demand high brightness, high-resolution and long life in a rugged environment, such as automotive displays. Scanned beam display technology could also be incorporated into other products such as video projectors, large-screen monitors, or rear-projection televisions or monitors.

Display Components

        Scanned beam display technology consists of the following primary components:

        Scanners.    To produce an image, a horizontal and a vertical scanner or a single micro-electro-mechanical system ("MEMS") bi-axial scanner directs the light beam that creates the image. Microvision currently uses these scanners in Nomad products and in other prototype displays. Microvision expects to continue development to reduce the size, cost and power consumption of the bi-axial MEMS scanner for use in miniature displays.

        Continued development of the scanning sub-system will be required to allow scanning capability for new standard video formats, including high definition television, as well as new digital video standards.

        Optics.    For applications where the scanned beam display is to be worn, it is desirable to have an exit pupil (the range within which the viewer's eye can move and continue to see the image) of 10 to 15 millimeters. Microvision has developed optics and system designs that produce exit pupils up to 15 millimeters. Additional design and engineering of the optics and systems designs will improve Microvision's competitive position for commercial applications. Microvision has refined optics designs for both monocular (one-eye) and bilocular (two-eye) systems. Microvision also has developed a full binocular system, which incorporates two separate video channels (one for each eye) to provide the user with full stereoscopic viewing of three-dimensional imagery. Microvision's ongoing optics development is directed at the creation of optical systems that exhibit lower distortion, are lighter weight and are more cost-effective to manufacture than previous optical systems.

        Light Sources.    The light source creates the light beam that paints the image on a screen or on the viewer's eye. In a full-color scanned beam display, red, green and blue light sources are modulated and mixed to generate the desired color and brightness. Low power solid-state lasers, laser diodes and light-emitting diodes are suitable light sources for the scanned beam display. Blue and green solid-state lasers are currently available but are useful only for scanned beam display applications where cost and size are less important. Miniaturized laser diodes are commercially available in red, and a number of companies are developing blue laser diodes in anticipation of high volume consumer electronics applications. Miniaturized light-emitting diodes are less expensive and consume less power than laser diodes. Microvision is working with companies that have developed custom red, blue and green light-emitting diodes that provide sufficient brightness for many scanned beam display applications. Microvision has built working prototype full-color scanned beam displays with these light-emitting diodes.

        Microvision expects to continue using laser diodes for augmented vision and projection display applications that require enhanced brightness. Microvision intends to rely on third party developments or to contract with other companies to continue development of the desired wavelengths of blue and green laser diodes.

        Drive Electronics.    The drive electronics of the scanned beam display are the components that convert an image to a signal to drive the light sources and scanner to create the image. Microvision has identified three areas where additional development of the drive electronics is necessary:

  •
  Further miniaturization using integrated circuits or ASICs and improved packaging techniques.

  •
  Refining the techniques of driving the light sources and scanners to improve display quality and reduce power consumption.

  •
  Improving the compatibility of the drive electronics with existing and emerging video standards. Microvision's current product and demonstration units are compatible with North American video format standards and accomodate output from most personal computers.

Human Factors, Ergonomics and Safety

        As part of its research and development activities, Microvision conducts ongoing research on the cognitive, physiological and ergonomic factors that must be addressed by products incorporating the scanned beam display technology and the safety of scanned beam display technology, including such issues as the maximum permissible laser exposure limits established by American National Standards Institute ("ANSI") and others. Researchers from the University of Washington Human Interface Technology Lab have concluded that laser exposure to the eye resulting from use of the scanned beam displays under normal operating conditions would be below the calculated maximum permissible exposure level set by ANSI. The Nomad display has been certified as a Class 1 laser product ("eye safe").

Products

Nomad

        In March 2004 Microvision introduced a new version of the Nomad Expert Technician System, ("Nomad") a head worn, monochrome red, see-through display. The new version is about 40% smaller, lighter and costs less to manufacture than the prior version. Microvision has worked closely with automotive companies, including Honda Motor Company of North America, to develop the Nomad for automotive maintenance applications. In maintenance applications, the automotive technician uses the Nomad to provide repair instructions directly in his or her field of view while he or she is performing the repair. The Nomad is linked to a computer or thin client that along with a wireless network card allows the technician wireless access to service information. In trials, technicians using the Nomad have reported substantial time savings in performing repairs. There are over 850,000 automotive technicians in the United States who work in facilities that have, or can easily acquire, the digital content to take advantage of the Nomad display.

        The U.S. Army has deployed 100 Nomad systems in the US Army's Stryker Brigade Combat Team, in Iraq. The helmet-mounted Nomad Augmented Vision System provides the vehicle commander with a head-up, daylight-readable, remote display of the Stryker's onboard battlefield computer while operating from the commander's hatch opening. The Nomad allows the commander to observe the surroundings, while choosing the optimum path ahead, commanding the vehicle and better using tactical information to his advantage.

        Microvision plans to use a contract manufacturer in Washington State to build the Nomad. Microvision will distribute the Nomad directly to end customers through its sales force, through independent manufacturers' representatives and through original equipment manufacturers.

        Microvision believes Nomad will compete with other products that bring information to the point of task, including laptop and notebook computers, tablet computers, and personal digital assistants. These other devices must be held, wrist mounted or placed on a stationary object to be used and the user must look away from the task to get information. In contrast, the Nomad is head-worn (i.e. hands free) and allows images to be painted on the viewer's eye with no screen to block the viewer's field of vision. Other companies are marketing head-worn displays, but the displays are generally occluded and typically provide a fraction of the full-page view provided by Nomad. Microvision believes that Nomad provides higher brightness, higher resolution, and higher contrast than competing devices and provides true "see through" capability with lower power consumption. Microvision also believes that the manufacturing cost of Nomad and potential future displays using its scanned beam display technology could be less than that of competing technologies, due principally to the lower cost of scanned beam displays components and lower capital investment to build high volume manufacturing capacity compared to other technologies.

Flic

        In 2002, Microvision introduced Flic, a hand held bar code scanner. The Flic features a proprietary design that provides for lower power consumption and cost than those currently available. In 2003, Microvision introduced Flic Cordless, a Bluetooth enabled version of the Flic. During 2003, Microvision worked with its customers to add required features for specific markets, and with application developers to develop integrated solutions that utilize the Flic. This work resulted in an order for over 5,000 Flics from NCR during the fourth quarter of 2003. Microvision expects that the sales volume for Flic will grow as customers complete their trials and application developers release products incorporating the Flic.

        Flic is manufactured for Microvision by a contract manufacturer located in Batam, Indonesia. Microvision distributes Flic directly to end users through phone and internet orders, through value added resellers and original equipment manufacturers such as NCR.

        The bar code scanning industry is highly competitive. Flic competes with existing laser, wand, and CCD imager scanners produced by established bar code scanner companies. Flic competes on the basis of price and performance. The bar code industry is dominated by Symbol Technologies, which sells products that directly compete with the Flic and Flic cordless products.

Automotive Head Up Display

        During 2003, Microvision developed prototype automotive head-up displays for automotive companies and tier 1 suppliers to automotive companies. These head-up displays use a scanner, light source and electronic components similar to those in the Nomad display, but the optics are unique for this head-up display application. These prototypes demonstrate that scanned beam display technology can be used in a head-up display that projects a daylight or night readable image onto the windscreen of an automobile to provide the vehicle operator with a variety of information related to the car's operation. Microvision believes that it can further develop these prototypes into products that will meet the automotive companies' specifications for size, brightness, image quality and cost. Microvision plans to continue this sponsored research and development work in 2004 and is targeting introduction into an automobile during 2006 or 2007.

Microdisplays

        Microvision continues to develop color prototype microdisplays that can be integrated into an electronic viewfinder in a digital still camera, digital videocamera or cell phone. Microvision continues to reduce the size, cost and power requirements of its prototype micro displays. Microvison believes that the advances in the scanned beam display technology that are achieved for the microdisplay platform will migrate to Nomad and other products resulting in lower cost. Microvision is performing sponsored research and development with Canon and other companies and internally funded research and development to develop a low-cost color microdisplay product offering.

Image capture

        Microvision is applying its scanned beam and other proprietary technology to develop products that capture images and other information. Such products include bar code readers and miniature high-resolution "laser cameras". During 2003, Microvision demonstrated a high resolution laser camera utilizing its core scanned beam technology. Microvision believes that certain components of the scanned beam technology can be used to develop two-dimensional bar code readers as well as high resolution laser cameras that have cost and performance advantages over existing imaging technologies for certain applications.

Business Strategy

        Microvision's objective is to be a leading provider of personal display and imaging products and technologies for a broad range of professional and consumer applications. Key elements of Microvision's strategy to achieve this objective include:

Strategic Partnering to Extend Marketing and Technical Reach

        Microvision's key technologies have applications in several markets and products. Microvision has contracted with, and plans to continue to pursue, strategic partners who can provide resources and services that otherwise would require substantial time and additional cost for Microvision to develop independently. Microvision will select strategic partners to provide support depending on the specific requirements of markets and products. Examples of activities that Microvision plans to pursue through strategic partnering are:

        Engineering Services to Develop Custom Products.    Microvision expects that some customers will require unique designs for displays. Microvision expects that such relationships will generally involve a period of co-development during which engineering and marketing professionals from potential customers or original equipment manufacturers would work with Microvision's technical staff to specify, design and develop a product appropriate for the targeted market and application. Microvision would charge fees to its customers or original equipment manufacturers to fund the costs of the engineering effort incurred on such development projects. The nature of the relationships with such customers or original equipment manufacturers may vary from partner to partner depending on the proposed specifications for the scanned beam technology, the product to be developed, and the customers' or original equipment manufacturers' design, manufacturing and distribution capabilities. Microvision believes that by limiting its own direct manufacturing investment for consumer products, it will reduce the capital requirements and risks inherent in taking the scanned beam technology to the consumer market.

        Manufacture and Sale of High Performance Products.    Microvision anticipates providing high performance products to professional end-users in markets with lower product volume requirements. Microvision expects that end-users in this category will include professionals in defense, industry and medicine. Depending upon the circumstances, Microvision may manufacture these products using standard component suppliers and contract manufacturers as required, may license its technology to original equipment manufacturers or may seek to form one or more joint ventures to manufacture the products.

        Sale of Components or "Engines" of Scanning Technology.    Certain potential applications of the scanned beam display technology, such as electronic viewfinders, cellular phones or two-dimensional bar code readers could require integration of Microvision's technology with other unrelated technologies. In markets requiring high volume production of scanned beam components or subsystems that can be integrated with other components, Microvision may provide designs for components, subsystems and systems to original equipment manufacturers under licensing agreements.

        Licensing of Proprietary Technology to Original Equipment Manufacturers for Volume Manufacture of Products.    Microvision believes that, in consumer markets, the ability of personal display products to compete effectively is largely driven by the ability to price aggressively for maximum market penetration. Significant economies of scale in volume purchasing, manufacturing and distribution are important factors in driving costs down to achieve pricing objectives and profitability. Microvision may seek both initial license fees from such arrangements as well as ongoing per unit royalties.

Platform Model to Leverage Core Technologies and Components

        Microvision is developing the scanned beam display technology as a platform technology. Microvision believes that modularized scanning components or subsystems could be integrated with a variety of other interchangeable system components to more efficiently create a wide range of commercial and defense products. Such products could use the same platform scanning component or subsystem but would be configured for a particular application by using other interchangeable system components. Microvision has currently identified the following key product categories that could benefit from further modular scanning component development:

  •
  High Performance Helmet-Mounted Displays

  •
  Augmented Vision and Augmented Reality Displays

  •
  Near-Eye, Mass-Market Color Displays

  •
  Image Capture / Professional Cameras

  •
  Projection Systems (Front- or Rear-Projection)

        For example, products in any of these categories could utilize a common MEMS scanner to direct the beam of light. A wearable Nomad display and a projection display could use the same MEMS scanner combined with different optics, light source or drive electronics components. Microvision believes that this leverage of the MEMS scanner with other components will allow greater economies of scale in its fabrication.

Development of an Intellectual Property Portfolio

        Microvision believes that it can enhance its competitive position by reducing the cost and improving the performance of its scanned beam technology and by developing an extensive portfolio of intellectual property and proprietary rights. A key part of Microvision's technology development strategy includes developing and protecting (i) concepts relating to the function, design and application of the scanned beam display system; (ii) component technologies and integration techniques essential to the commercialization of the scanned beam display technology that are expected to reduce the cost and improve the performance of the system; and (iii) component technologies and integration techniques that reduce technical requirements and accelerate the pace of commercial development. Microvision is continuing to develop a portfolio of patents and proprietary processes and techniques that relate directly to the functionality and commercial viability of the scanned beam technology.

Additional information

        Microvision performs research and development to achieve advances necessary for large-scale application, full-color capability in highly miniaturized versions and design of new architectures for specific applications. Research and development expense for the Company for the fiscal years ended December 31, 2003, 2002 and 2001 were $23.3 million, $25.5 million and $31.9 million, respectively, of which research and development expense relating to the Microvision segment accounted for $16.8 million, $18.4 million and $25.5 million, respectively.

        To date, substantially all of the Microvision segment's revenue has been generated from development contracts to develop the scanned beam display technology to meet customer specifications. Microvision's customers have included both the United States government and commercial enterprises. In 2003, 42% of revenue was derived from performance on development contracts with the United States government, 49% from performance on development contracts with commercial customers and the remainder from sales of Nomad and Flic units. In 2003, 30% of Microvision's revenue was earned from development contracts with a single commercial customer. Each of Microvision's contracts with the United States government can be terminated for convenience by the government at any time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Microvision segment had a backlog of $2.6 million at December 31, 2003 compared to a backlog of $1.6 million at December 31, 2002. The backlog is composed of $2.2 million in development contracts, including amendments, entered into through December 31, 2003 and $378,000 in orders for Flic. Microvision plans to complete all of the backlog contracts during 2004.

Microvision Segment Competition

        The information display industry is highly competitive. Microvision's products and the scanned beam display technology will compete with established manufacturers of miniaturized cathode ray tube and flat panel display devices. Microvision's competitors include companies such as Sony Corporation and Texas Instruments Incorporated, most of which have substantially greater financial, technical and other resources than Microvision and many of which are developing alternative miniature display technologies. Microvision will also compete with other developers of miniaturized display devices. Microvision's competitors may succeed in developing information display technologies and products that could render the scanned beam display technology or Microvision's proposed products commercially infeasible or technologically obsolete.

        The electronic information display industry has been characterized by rapid and significant technological advances. The scanned beam display technology and Microvision's proposed products may not remain competitive with such advances, and Microvision may not have sufficient funds to invest in new technologies, products or processes. Although Microvision believes that its scanned beam display technology and proposed display products could deliver images of a quality and resolution substantially better than those of commercially available miniaturized liquid crystal displays and cathode ray tube based display products, manufacturers of liquid crystal displays and cathode ray tubes may develop further improvements of screen display technology that could reduce or eliminate the anticipated advantages of Microvision's proposed products.

        Microvision competes with other companies in the display industry and other technologies for government funding. In general, Microvision's government customers plan to integrate Microvision's technology into a larger system. Ongoing contracts are awarded based on Microvision's past performance on government contracts, the customer's progress in integrating Microvision's technology into the customer's overall program objectives, and the status of the customer's overall program.

        The image capture industry is also highly competitive. Microvision's current and planned bar code products will compete with existing laser and wand type scanners produced by established bar code companies. Microvision's current products compete on the basis of price and performance. The bar code industry is dominated by Symbol Technologies. Symbol Technologies sells products that directly compete with Microvision's current and planned bar code products.

Lumera Segment

Technology

        Lumera believes that its organic non-linear Optical Materials will overcome some of the fundamental limitations of competitive materials currently used in inorganic electro-optical components. The Optical Materials are designed and created by incorporating specifically designed, highly electro-active chromophores into optical wave-guide quality polymer materials to build photonic devices that suit specific applications requirements. Lumera believes the advantage of its approach is that the Optical Materials can be chemically and physically designed to optimize performance for a specific application by lowering voltages and reducing component cost.

Products

WiFi Antennas

        In February 2004, Lumera introduced indoor/outdoor directional antennas for 802.11a and 802.11b/g wireless networks that incorporate its technology. Lumera believes its antennas will have better range, security and quality of service at lower prices than competing antennas. The antennas are designed to help customers with wireless networks improve security by containing the network signal within a well-defined perimeter, effectively preventing any access to the RF signal from outside the premises. The antennas are compact enough to be integrated into a laptop computer and other types of consumer electronic devices.

        Lumera plans to distribute the antennas to WiFi network operators and systems integrators. The antennas are currently being evaluated and tested by a provider of wireless network services and also a computer manufacturer. Lumera plans to perform small scale production of the antennas in its facility in Bothell, Washington. Lumera plans to use contract manufacturers for volume production.

Electro-Optical Modulators

        Lumera is developing a high-speed electro-optical modulator that may provide a direct replacement for currently available lithium niobate modulators. The function of an electro-optical modulator is to encode data into laser beams that carry and deliver data throughout optical fiber networks. Currently, external electro-optical modulators are made from several kinds of inorganic crystalline materials. These materials include lithium niobate and semiconductor III-V materials such as gallium arsenide and indium phosphide. These materials allow fast modulation for large volume data delivery, but have the disadvantage that they require relatively high voltages to operate. The current performance levels of inorganic materials cannot be easily improved because they are limited by the intrinsic properties of such materials.

        Lumera plans to develop optical components that offer increased speed, reduced size and cost, greater reliability, and more efficient operation than existing electro-optic component technologies. Moreover, Lumera believes that its Optical Materials technology is well suited to the manufacture of highly complex, highly integrated optical systems. In 2002, Lumera completed the prototype phase of optical modulator based on its proprietary Optical Materials technology. Lumera plans to deliver engineering samples of 10 GHz optical modulators in late 2004. Prototype devices based on the Optical Material have achieved bandwidth in excess of 100GHz and operating voltages below 1v. in demonstrations at both commercial and government research labs.

MicroArray Platform Chip

        In February 2004, Lumera announced a new MicroArray platform chip for bio-analysis and genomic testing. Lumera has received a request from a DNA analysis company to provide sample quantities of chips for evaluation and testing. The MicroArray chip uses Lumera's proprietary polymer materials and processes to create a coating for chips that increase the number of sample spots on the chip and thereby reducing the cost of testing. The Micro-Array chip will be initially used to test for SNPs (single nucleotide polymorphisms) associated with inherited susceptibility to certain diseases. Lumera plans future versions of the MicroArray chip with an intelligent surface designed to meet specific customer testing requirements for low cost disposable diagnositics. Lumera plans to initially manufacture the MicroArray chip in its facility in Bothell, Washington.

Lumera Segment Competition

        The electro-optical component Wi-Fi antenna and micro markets are highly competitive. Lumera's products and the Optical Materials technology will compete with established manufacturers of electro-optical components, including companies such as Cisco, Nortel, and Sumitomo, which have substantially greater financial, technical and other resources than Lumera. Lumera's competitors may succeed in developing electro-optical components that could render the Optical Materials technology or Lumera's proposed products commercially infeasible or technologically obsolete.

Additional Information

        To date, substantially all of the Lumera's revenue has been generated from performance on development contracts with the United States government. Each of Lumera's contracts with the United States government can be terminated by the government for convenience at any time.

        The Lumera segment had a backlog of $1.2 million at December 31, 2003 compared to a backlog of $1.0 million at December 31, 2002. The backlog is composed of development contracts, including amendments, entered into through December 31, 2003. Lumera plans to complete all of the backlog contract work during 2004.

        Lumera has established and built in-house laboratories and a test facility to develop and characterize new materials, create new device designs and perform small-scale production of new devices and systems based on the Optical Materials.

Intellectual Property and Proprietary Rights

Microvision Segment

University of Washington

        In 1993, Microvision acquired the exclusive rights to the Virtual Retinal Display technology under a license agreement with the University of Washington. Additional development of the Virtual Retinal Display technology took place at the University of Washington Human Interface Technology Laboratory pursuant to Microvision's research agreement. The University of Washington has received forty-one patents on the Virtual Retinal Display technology and has an additional fourteen U.S. patent applications pending in the United States and twenty-four foreign counterpart applications in certain foreign countries.

        Microvision's ability to compete effectively in the information display market will depend, in part, on its ability and the ability of the University of Washington and other licensors to maintain the proprietary nature of the Virtual Retinal Display technology or other technologies, including claims related to the ability to superimpose images on the user's field of view, a Virtual Retinal Display using optical fibers, an expanded exit pupil and the mechanical resonance scanner.

        The Virtual Retinal Display technology comprises a substantial part of Microvision's scanned beam display technology. The Virtual Retinal Display technology was originally developed at the University of Washington's Human Interface Technology Lab. In 1993, Microvision acquired the exclusive rights to the Virtual Retinal Display technology and associated intellectual property from the University of Washington pursuant to an exclusive license agreement. The scope of the license covers all commercial uses of the Virtual Retinal Display technology worldwide, including the right to grant sublicenses. The license expires upon the expiration of the last of the University of Washington's patents that relate to the Virtual Retinal Display, unless sooner terminated by Microvision or the University of Washington. In granting the license, the University of Washington retained limited, non-commercial rights with respect to the Virtual Retinal Display technology, including the right to use the technology for non-commercial research and for instructional purposes and the right to comply with applicable laws regarding the non-exclusive use of the technology by the United States government. The University of Washington also has the right to consent to Microvision's sublicensing arrangements and to the prosecution and settlement by Microvision of infringement disputes. In addition, the University of Washington retains the right to publish information it creates regarding the Virtual Retinal Display technology for academic purposes.

        Microvision could lose the exclusivity under the license agreement if it fails to respond to any infringement action relating to the Virtual Retinal Display technology within 90 days of learning of such claim. In the event of the termination of its exclusivity, Microvision would lose its rights to grant sublicenses and would no longer have the first right to take action against any alleged infringement. In addition, each of Microvision or the University of Washington has the right to terminate the license agreement in the event that the other party fails to cure a material breach within 30 days of written notice. Microvision may terminate the license agreement at any time by serving 90 days prior written notice on the University of Washington. In the event of any termination of the license agreement, the license granted to Microvision would terminate.

        Under the terms of the license agreement, Microvision agreed to pay a non-refundable fee of $5.1 million, which was fully paid in August 1997, and to issue to the University of Washington shares of Microvision's common stock, which shares have been issued. In addition, the University of Washington is entitled to receive ongoing royalties. Microvision also entered into a research agreement with the University of Washington to further develop the Virtual Retinal Display technology, payments of which were credited to the license fee.

Other Licenses and Intellectual Property

        During 1998, Microvision entered into a license agreement with a third party whereby it acquired the exclusive license to certain intellectual property related to the design and fabrication of microminiature devices using semiconductor fabrication techniques. The licensor has received fifteen patents and has twenty-nine patent applications pending pertaining to the Microvision field of use.

        Microvision also generates intellectual property as a result of its ongoing performance on development contracts and as a result of its internal research and development activities. Microvision has filed thirty-five patent applications and received twenty-two patents in its own name resulting from these activities. The inventions covered by such applications generally relate to component miniaturization, specific implementation of various system components and design elements to facilitate mass production.

        Microvision considers protection of these key enabling technologies and components to be a fundamental aspect of its strategy to penetrate diverse markets with unique products. As such, it intends to continue to develop its portfolio of proprietary and patented technologies at the system, component and process levels.

        Microvision also relies on unpatented proprietary technology. To protect its rights in these areas, Microvision requires all employees and, where appropriate, contractors, consultants, advisors and collaborators, to enter into confidentiality and non-compete agreements. There can be no assurance, however, that these agreements will provide meaningful protection for Microvision's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

        Microvision has registered the mark "Microvision" with its associated "tri-curve" logo with the United States Patent and Trademark Office. Microvision has filed for registration of various other marks including "Virtual Retinal Display", "VRD", "Nomad", and "Flic" in the United States Patent and Trademark Office. These marks were examined and entered into the opposition phase, where an opposition was filed against the Virtual Retinal Display mark. Microvision believes the opposition filing is without merit and that it should prevail in the proceedings. Regardless of the outcome, Microvision believes that it will be entitled to continue to use the terms "Virtual Retinal Display", "VRD", "Nomad" and "Flic".

Lumera Segment

University of Washington

        In October 2000, Lumera acquired the exclusive rights to the Optical Materials technology and associated intellectual property from the University of Washington pursuant to an exclusive license agreement. Lumera also entered into a sponsored research agreement with the University of Washington ("Sponsored Research Agreement") to further develop the Optical Materials technology.

        Lumera's exclusive license agreement terminates upon the expiration of the last of the University of Washington's patents that relate to the Optical Materials technology, unless terminated sooner by Lumera or the University of Washington. In granting the license, the University of Washington retained limited, non-commercial rights to the Optical Materials technology in Lumera's field of use, including the right to use the Optical Materials technology for non-commercial research and instructional purposes and to comply with applicable laws regarding the non-exclusive use of the Optical Materials technology by the United States government. In addition, the University of Washington retained certain rights to publish information it creates regarding the Optical Materials technology for academic purposes. In addition, the University of Washington has four patents pending relating to the Optical Materials technology.

        Lumera could lose the exclusivity under the exclusive license agreement if Lumera fails to commercialize the Optical Materials technology within a specified period after it receives commercially viable Optical Materials from the University of Washington or fails to perform its obligations under the Sponsored Research Agreement.

        Pursuant to the terms of the exclusive license agreement, Lumera approved a research plan submitted by the University of Washington and paid a $200,000 license fee to the University of Washington in March 2001. The terms of the Sponsored Research Agreement require the University of Washington to use its best efforts to execute the research plan. Lumera has an exclusive worldwide license in Lumera's field of use for any intellectual property developed by the University of Washington under the Sponsored Research Agreement. In addition, Lumera must pay royalties based on revenue from products incorporating the licensed technology. Pursuant to the terms of the Sponsored Research Agreement, in January 2001 Lumera issued 802,414 shares of Lumera common stock to the University of Washington. The shares were valued at the fair market price of $3.75 per share, as determined by the Lumera Board of Directors. Lumera has also committed to pay to the University of Washington $9.0 million and conditionally committed to pay an additional $900,000 under the terms of the Sponsored Research Agreement for additional research related to the Optical Materials. The terms of the Sponsored Research Agreement were amended in November 2003 and the obligation of $9.0 million was reduced to $7.1 million of which $4.4 million has been paid at December 31, 2003. As of December 31, 2003 Lumera has also paid $800,000 of the $900,000 that it is conditionally obligated to pay.

Other Licenses and Intellectual Property

        During 2002, Lumera entered into a license agreement with Arizona Microsystems whereby it acquired the exclusive license to certain intellectual property related to organic non-linear optical materials. Arizona Microsystems has received seven patents and has two applications pending pertaining to organic non-linear optical materials.

        Lumera also generates intellectual property as a result of its ongoing performance on development contracts and as a result of its internal research and development activities. Lumera has filed twenty-five patent applications in its own name resulting from these activities. The inventions covered by such applications generally relate to organic non-linear optical materials processing and device design.

Employees

        As of March 1, 2004, the Company had 191 employees, 34 of which were employees of Lumera.

Further Information

        Microvision was founded in 1993 as a Washington corporation and reincorporated in 2003 under the laws of the State of Delaware. Our principal office is located at 19910 North Creek Parkway, Bothell, Washington 98011, and our telephone number is (425) 415-6847.

        Microvision's Internet address is www.microvision.com. Microvision makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. Investors can access this material by visiting Microvision's website, clicking on "Investors," then "SEC Filings," and then "Click here to continue on to view SEC Filings."

Risk Factors Relating to the Company's Business

We have a history of operating losses and expect to incur significant losses in the future.

        We have had substantial losses since our inception and we anticipate an operating loss at least through the year ending December 31, 2004. We cannot assure you that we will ever become or remain profitable.

  •
  As of December 31, 2003, we had an accumulated deficit of $154.3 million.

  •
  We incurred consolidated net losses of $66.1 million from inception through 2000, $34.8 million in 2001, $27.2 million in 2002, and $26.2 million in 2003.

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

We will require additional capital to continue to fund our operations and to implement our business plan. If we do not obtain additional capital, we may be required to limit our operations substantially. Raising additional capital may dilute the value of current shareholders' shares.

        Based on our current operating plan and budgeted cash requirements, we believe that we can fund our operations through 2004. We will require additional capital to continue to fund our operations, including to:

  •
  Further develop the scanned beam and polymer materials technologies,

  •
  Add manufacturing capacity,

  •
  Develop and protect our intellectual property rights, and

  •
  Fund long-term business development opportunities.

        If revenues are less than we anticipate, if the level and mix of revenues vary from anticipated amounts and allocations or if expenses exceed the amounts budgeted, we may require additional capital earlier to further the development of our technologies, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. In addition, our operating plan provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by us. Additional financing may not be available to us or, if available, may not be available on terms acceptable to us on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit our operations substantially. Our capital requirements will depend on many factors, including, but not limited to, the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce products incorporating the scanned beam and optical material technologies and the market acceptance and competitive position of such products. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of current shareholders' shares.

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

        Our common stock is listed for quotation on the Nasdaq National Market. To keep our listing on this market, we must meet Nasdaq's listing maintenance standards. If we are unable to continue to meet Nasdaq's listing maintenance standards our common stock could be delisted from the Nasdaq National Market. If our common stock were delisted, we likely would seek to list the common stock on the Nasdaq SmallCap Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity for our common stock. If our common stock were not listed on the SmallCap Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from the Nasdaq National Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from the Nasdaq National Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on the Nasdaq National Market. While the penny stock rules should not affect the quotation of our common stock on the Nasdaq National Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. During the second, third and fourth quarters of 2002 and the first and second quarter of 2003, the market price of our stock traded below $5.00 per share.

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

        The information display industry, Wi-Fi industry and the optical communications industry have been characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards. Our success will depend upon our ability to further develop the scanned beam and the polymer materials technologies and to cost effectively introduce new products and features in a timely manner to meet evolving customer requirements and compete with competitors' product advances. We may not succeed in these efforts because of:

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

        We are aware of several patents held by third parties that relate to certain aspects of scanned beam displays, image capture products, Wi-Fi antennas and organic materials. These patents could be used as a basis to challenge the validity, limit the scope or limit our ability to obtain additional or broader patent rights of our patents or patents we have licensed. A successful challenge to the validity of our patents or patents we have licensed could limit our ability to commercialize the scanned beam technology and other technologies and, consequently, materially reduce our revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us with respect to current and future technology. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually be issued with claims that will be infringed by our products or the scanned beam technology. The defense and prosecution of a patent suit would be costly and time consuming, even if the outcome were ultimately favorable to us. An adverse outcome in the defense of a patent suit could subject us to significant cost, to require others and us to cease selling products that incorporate scanned beam technology, to cease licensing scanned beam technology or to require disputed rights to be licensed from third parties. Such licenses, if available, would increase our operating expenses. Moreover, if claims of infringement are asserted against our future co-development partners or customers, those partners or customers may seek indemnification from us for damages or expenses they incur.

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

Our future growth will suffer if we do not achieve sufficient market acceptance of our products to compete effectively.

        Our success depends, in part, up on our ability to gain acceptance of our current and future products by a large number of customers. Achieving market-based acceptance for our products will require marketing efforts and the expenditure of financial and other resources to create product awareness and demand by potential customers. We may be unable to offer products consistently or at all that compete effectively with products of others on the basis of price or performance. Failure to achieve broad acceptance of our products by potential customers and to effectively compete would have a material adverse effect on our operating results.

Because we plan to continue using foreign contract manufacturers, our operating results could be harmed by economic, political, regulatory and other factors existing in foreign countries.

        We currently use a contract manufacturer in Asia to manufacture Flic, and we plan to continue using foreign manufacturers to manufacture some of our products where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including:

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

        Intellectual property protection for our products is important and uncertain. If we do not obtain effective intellectual property protection for our products, processes and technology, we may be subject to increased competition. Our commercial success will depend in part on our ability and the ability of the University of Washington and our other licensors to maintain the proprietary nature of the scanned beam display, organic materials and other key technologies by securing valid and enforceable patents and effectively maintaining unpatented technology as trade secrets. We try to protect our proprietary technology by seeking to obtain United States and foreign patents in our name, or licenses to third-party patents, related to proprietary technology, inventions, and improvements that may be important to the development of our business. However, our patent position and the patent position of the University of Washington and other licensors involves complex legal and factual questions. The standards that the United States Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. Additionally, the scope of patents are subject to interpretation by courts and their validity can be subject to challenges and defenses, including challenges and defenses based on the existence of prior art. Consequently, we cannot be certain as to the extent to which we will be able to obtain patents for our new products and technology or the extent to which the patents that we already own or license from others protect our products and technology. Reduction in scope of protection or invalidation of our licensed or owned patents, or our inability to obtain new patents, may enable other companies to develop products that compete with ours on the basis of the same or similar technology.

        We also rely on the law of trade secrets to protect unpatented know-how and technology to maintain our competitive position. We try to protect this know-how and technology by limiting access to the trade secrets to those of our employees, contractors and partners with a need to know such information and by entering into confidentiality agreements with parties that have access to it, such as our employees, consultants and business partners. Any of these parties could breach the agreements and disclose our trade secrets or confidential information, or our competitors might learn of the information in some other way. If any trade secret not protected by a patent were to be disclosed to or independently developed by a competitor, our competitive position could be materially harmed.

We could be exposed to significant product liability claims that could be time-consuming and costly, divert management attention and adversely affect our ability to obtain and maintain insurance coverage.

        We may be subject to product liability claims if any of our product applications are alleged to be defective or cause harmful effects. For example, because our scanned beam displays are designed to scan a low power beam of colored light into the user's eye, the testing, manufacture, marketing and sale of these products involve an inherent risk that product liability claims will be asserted against us. Product liability claims or other claims related to our products, regardless of their outcome, could require us to spend significant time and money in litigation, divert management time and attention, require us to pay significant damages, harm our reputation or hinder acceptance of our products. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products.

We rely heavily on a limited number of development contracts with the U.S. government, which are subject to immediate termination by the government for convenience at any time, and the termination of one or more of these contracts could have a material adverse impact on our operations.

        In 2003 and 2002, 49% and 83%, respectively, of our consolidated revenue was derived from performance on a limited number of development contracts with the U.S. government. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues. Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors continuously engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. Our contracts with the government are subject to immediate termination by the government for convenience at any time. The government may choose to use contractors with competing display technologies or it may decide to discontinue any of our programs altogether. In addition, those development contracts that we do obtain require ongoing compliance with applicable government regulations. Termination of our development contracts, a shift in government spending to other programs in which we are not involved, a reduction in government spending generally, or our failure to meet applicable government regulations could have severe consequences for our results of operations.

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

Our Virtual Retinal Display technology and polymer materials technology depend on our licenses from the University of Washington. If we lose our rights under the licenses, our operations would be adversely affected.

        We have acquired the exclusive rights to the Virtual Retinal Display and polymer materials technology under two licenses from the University of Washington. These licenses expire upon expiration of the last of the University of Washington's patents that relate to this technology, which we currently anticipate will not occur until after 2011 and 2019, respectively. We could lose our exclusivity under these licenses if we fail to respond to an infringement action or fail to use our best efforts to commercialize the licensed technology. In addition, the University of Washington may terminate the licenses upon our breach and has the right to consent to all sublicense arrangements. If we were to lose our rights under the licenses, or if the University of Washington were to refuse to consent to future sublicenses, we would lose a competitive advantage in the market, and may even lose the ability to commercialize our products completely. Either of these results could substantially decrease our revenues.

We are dependent on third parties in order to develop, manufacture, sell and market our products.

        Our strategy for commercializing the scanned beam technology and products incorporating the scanned beam technology includes entering into cooperative development, sales and marketing arrangements with corporate partners, original equipment manufacturers and other third parties. We cannot be certain that we will be able to negotiate arrangements on acceptable terms, if at all, or that these arrangements will be successful in yielding commercially viable products. If we cannot establish these arrangements, we would require additional capital to undertake such activities on our own and would require extensive manufacturing, sales and marketing expertise that we do not currently possess and that may be difficult to obtain. In addition, we could encounter significant delays in introducing the scanned beam technology or find that the development, manufacture or sale of products incorporating the scanned beam technology would not be feasible. To the extent that we enter into cooperative development, sales and marketing or other joint venture arrangements, our revenues will depend upon the performance of third parties. We cannot be certain that any such arrangements will be successful.

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

  •
  changes in evaluations and recommendations by any securities analysts following our stock or our industry generally;

  •
  announcements by other companies in our industry;

  •
  changes in business or regulatory conditions;

  •
  announcements or implementation by our competitors of technological innovations or new products;

  •
  the status of particular development programs and the timing of performance under specific development agreements;

  •
  economic and stock market conditions; or

  •
  other factors unrelated to our company or industry.

        In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors and the trading price of our common stock may decline as a consequence. In addition, following periods of volatility in the market price of a company's securities, shareholders often have instituted securities class action litigation against that company. If we become involved in a class action suit, it could divert the attention of management, and, if adversely determined, could require us to pay significant damages.

If we fail to manage expansion effectively, our revenue and expenses could be adversely affected.

        Our ability to successfully offer products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have significantly expanded the scope of our operations. The growth in business and relationships with customers and other third parties has placed, and will continue to place, a significant strain on our management systems and resources. We will need to continue to improve our financial and managerial controls, reporting systems and procedures and will need to continue to train and manage our work force.

Additional risks associated with the Lumera segment.

We cannot be certain that products based on our polymer materials will achieve market acceptance.

        Lumera's success will depend in part on the commercial acceptance of the polymer materials technology. The optical communications industry is currently fragmented with many competitors developing different technologies. We expect that only a few of these technologies ultimately will gain market acceptance. Products based on polymer materials may not be accepted by original equipment manufacturers and systems integrators of optical communications networks. The Wi-Fi antenna market is evolving rapidly and involves many competitors and competing technologies. To be accepted, the polymer material based products must meet the technical and performance requirements of our potential customers in the telecommunications industry. If our optical materials technology fails to achieve market acceptance, we may not be able to continue to develop the technology.

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

Lumera's revenues are highly sensitive to developments in the telecommunications and networking industries.

        A substantial portion of Lumera's expected revenues will be derived from product sales to original equipment manufacturers and system integrators in the telecommunications and the networking industry. We believe that sales of potential products in this market could represent a significant portion of our future revenues. Developments that adversely affect the telecommunications or networking sectors, including delays in traffic growth, government regulation or a general economic downturn, could slow or halt our revenue growth.

We expect that the following effects of the current downturn in the telecommunications sector will continue to affect Lumera:

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

        The Company also leases an additional 17,000 square feet of office space in Bothell, Washington which lease expires in June 2004.

        Lumera rents approximately 15,000 square feet space from Microvision within the Company's headquarters facility in Bothell, Washington.

        The Company also leases approximately 5,200 square feet of combined use office and laboratory space in San Mateo, California. The 42 month lease expires in 2005. Microvision discontinued operations in the San Mateo, California facility during 2003 and currently subleases this office space.

ITEM 3.    LEGAL PROCEEDINGS

        The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently party to any legal proceedings that management believes the adverse outcome of which would have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of shareholders during the fourth quarter of the year ending December 31, 2003.

ITEM 4A.    EXECUTIVE OFFICERS

        Executive officers are appointed by our Board of Directors and hold office until their successors are elected and duly qualified. Messrs. Rutkowski and Willey also serve as directors of Microvision. The following persons serve as executive officers of Microvision:

        Richard F. Rutkowski, age 47, has served as Chief Executive Officer of Microvision since September 1995 and as a director since August 1995. Mr. Rutkowski served as Microvision's President from July 1996 to August 2002. From November 1992 to May 1994, Mr. Rutkowski served as Executive Vice President of Medialink Technologies Corporation (formerly Lone Wolf Corporation), a developer of high-speed digital networking technology for multimedia applications in audio-video computing, consumer electronics and telecommunications. From February 1990 to April 1995, Mr. Rutkowski was a principal of Rutkowski, Erickson, Scott, a consulting firm. Mr. Rutkowski also serves as a director of CMT Crimble Microvision.

        Stephen R. Willey, age 50, has served as President of Microvision since August 2002 and as a director since June 1995. Mr. Willey served as Microvision's Executive Vice President from October 1995 to August 2002, and an Industrial Fellow for the University of Washington's HIT Lab from October 1993 to October 1996. From January 1994 to April 1996, Mr. Willey served as an outside consultant to Microvision through The Development Group, Inc. ("DGI"), a business and technology consulting firm founded by Mr. Willey in 1985. Mr. Willey served as Division Manager CREO Products, Inc., an electro-optics equipment manufacturer, from June 1989 to December 1992. Mr. Willey serves as a director of Pro.Net Communications, Inc., AirIQ, Inc., CMT Crimble Microtest and eVenture Capital Corporation.

        Richard A. Raisig, age 56, has served as Chief Financial Officer of Microvision since August 1996 and Vice President, Operations, from August 1996 to August 2002. Mr. Raisig served as Microvision's Secretary from April 1998 to May 2002 and as a director of Microvision from March 1996 to August 2002. From June 1995 to August 1996, Mr. Raisig was Chief Financial Officer of Videx Equipment Corporation, a manufacturer and rebuilder of wire processing equipment for the cabling industry. From July 1992 to

May 1995, Mr. Raisig was Chief Financial Officer and Senior Vice President-Finance for Killion Extruders, Inc., a manufacturer of plastic extrusion equipment. From February 1990 to July 1992, Mr. Raisig was Managing Director of Crimson Capital Company, an investment banking firm. Prior to 1990, Mr. Raisig was a Senior Vice President of Dean Witter Reynolds, Inc. Mr. Raisig is a Certified Public Accountant.

        Dr. V. G. Veeraraghavan, age 53, has served as Senior Vice President, Research & Product Development of Microvision since July 2001. Prior to joining Microvision, from 1998 to 2001, Dr. Veeraraghavan served in senior management with Standard MEMS, a MEMS semiconductor fabrication, end-product packaging and systems integration firm. During his service with Standard MEMS, Dr. Veeraraghavan was, first, Vice President of its operations wafer foundry responsible for engineering and production of MEMS wafers and, second, was Vice President Business Development. From 1991 to 1998, Dr. Veeraraghavan served in various management positions at Lexmark International, Inc., a developer and manufacturer of novel color laser and inkjet solutions. Dr. Veeraraghavan holds an M.S. and a Doctorate in Materials Engineering from Purdue University and an M.B.A. from the University of Kentucky. He also received a B.S. in Science from the University of Madras (India) and a B.S. in Metallurgy from the Indian Institute of Science.

        Andrew U. Lee, age 52, has served as Vice President, Sales of Microvision since 1997. Prior to joining Microvision, from 1992 to 1997, Mr. Lee was Senior Director, National Systems Sales for AEI Music Network, Inc., the largest audio-visual systems integrator in the United States. From 1988 to 1991, Mr. Lee was Vice President of Sales and Marketing for ADB Industries, Inc., a manufacturer of precision mechanical assemblies for the medical, defense and aerospace industries. Mr. Lee holds a B.S. in Political Science from the University of California at Berkeley.

        Todd R. McIntyre, age 41, has served as Senior Vice President of Business Development since November 2003, and Vice President of Business Development of Microvision from January 1996 to November 2003. Mr. McIntyre's experience in emerging markets includes business development and marketing with development stage companies in a variety of technology segments including wireless telecommunications products and services, internet software products, and digital and print media. Mr. McIntyre holds an M.B.A. from Stanford University and a B.A. from Hendrix College.

        Thomas E. Sanko, age 49, has served as Vice President of Marketing and Product Management at Microvision since February 2001. Prior to joining Microvision, from 1999 to 2001, Mr. Sanko was a consultant to Guidant Corp., a manufacturer of cardiovascular surgery products. From 1996 to 1999, Mr. Sanko was Business Manager at InControl, Inc., a manufacturer of electrophysiology products. Prior to 1996, Mr. Sanko served as Director of Marketing for Heart Technology, Inc., and earlier, for Davis and Geck. Both companies are medical device manufacturers. Mr. Sanko has an M.B.A. from the University of Michigan and a B.S. in Mechanical Engineering from the University of Pittsburgh.

        Thomas M. Walker, age 39, joined Microvision in May 2002 and serves as Vice President, General Counsel and Secretary. Prior to joining, Mr. Walker served as Senior Vice President, General Counsel and Secretary of Advanced Radio Telecom Corp., a publicly held technology and services company where he managed domestic and international legal affairs from April 1996 to April 2002. Prior to that, Mr. Walker advised publicly and privately held businesses while practicing in the Los Angeles offices of the law firms of Pillsbury Winthrop and Buchalter, Nemer Fields and Younger. Mr. Walker holds a B.A. from Claremont McKenna College and a J.D. from the University of Oregon.

        Jeff T. Wilson, age 43, has served as Vice President, Accounting of Microvision since April 2002, as Controller and Principal Accounting Officer of Microvision since August 1999 and as Director of Accounting of Microvision from August 1999 to March 2002. Prior to joining the Company, from 1991 to 1999 Mr. Wilson served in various accounting positions for Siemens Medical Systems, Inc., a developer and manufacturer of medical imaging equipment. Prior to 1991, Mr. Wilson served as a manager with the accounting firm Price Waterhouse (currently PricewaterhouseCoopers LLP). Mr. Wilson is a certified public accountant. Mr. Wilson holds a B.S. in Accounting from Oklahoma State University.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

        The Company's Common Stock trades on the Nasdaq National Market under the symbol "MVIS." As of March 1, 2004, there were 367 holders of record of 21,460,000 shares of Common Stock outstanding. The Company has never declared or paid cash dividends on the Common Stock. The Company currently anticipates that it will retain all future earnings to fund the operation of its business and does not anticipate paying dividends on the Common Stock in the foreseeable future.

        The Company's Common Stock began trading publicly on August 27, 1996. The quarterly high and low sales prices of the Company's common stock for each full quarterly period in the last two fiscal years and the year to date as reported by the Nasdaq National Market are as follows:

	Common Stock
Quarter Ended
	High	Low
March 31, 2002	15.45	9.60
June 30, 2002	12.85	4.55
September 30, 2002	5.45	2.64
December 31, 2002	7.69	3.23
March 31, 2003	8.20	3.43
June 30, 2003	6.76	3.85
September 30, 2003	9.38	5.89
December 31, 2003	9.09	6.50
January 1, 2004 to March 1, 2004	10.79	7.34

        On March 1, 2004, the last sale price for the Common Stock was $10.29.

        In August 2003, Microvision issued 8,625 shares of common stock to third parties for services. The shares were issued in a transaction not involving any public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended.

        In September 2003, Microvision issued two warrants to purchase an aggregate of 70,000 shares of common stock to a third party for services. One warrant grants holder the right to purchase up to 60,000 shares of common stock at a price of $7.50 per share. The warrant vests in three equal tranches on the date of grant, in December 2003, and March 2004. The other warrant grants the holder the right to purchase up to 10,000 shares at a price of $12.00 per share and vests in March 2004. The warrants were issued in a transaction not including any public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended.

        The information under the heading "Equity Compensation Plan Information" in the Company's definitive Proxy Statement for the Annual Meeting of Share Owners to be held June 9, 2004, to be filed with the SEC, is incorporated into Item 12 of this report by reference.

ITEM 6.    SELECTED FINANCIAL DATA

        A summary of selected financial data as of and for the five years ended December 31, 2003 is set forth below:

Selected Financial Data
(in thousands, except per share data)
(unaudited)

	Year ended December 31,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenue	$14,652	$15,917	$10,762	$8,121	$6,903
Net loss available for common shareholders	(26,163)	(27,176)	(34,794)	(26,601)	(16,700)
Basic and diluted net loss per share	(1.46)	(1.93)	(2.85)	(2.33)	(2.04)
Weighted average shares outstanding—basic and diluted	17,946	14,067	12,200	11,421	8,169
Balance Sheet Data:
Cash, cash equivalents and investments available-for-sale	$21,778	$15,176	$33,652	$40,717	$32,167
Working capital	19,781	14,511	33,098	40,551	32,802
Total assets	33,918	32,267	54,055	56,172	41,619
Long-term liabilities	2,204	1,480	552	714	836
Mandatorily redeemable preferred stock	—	—	—	—	1,536
Total shareholders' equity	23,295	17,416	32,326	50,042	35,359

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

        In February 2004, Microvision introduced a new version of its see-through monochrome head-worn display called Nomad Expert Technician System.

        In 2002, the Company introduced Flic®, a hand-held bar code scanner. The Company has also developed demonstration scanned beam displays, including hand-held and head-worn color versions and is currently refining and developing its scanned beam display technology for potential defense, industrial, medical, aerospace and consumer applications. The Company expects to continue funding prototype and demonstration versions of products incorporating the scanned beam technology at least through 2004. Future revenues, profits and cash flow and the Company's ability to achieve its strategic objectives as described herein will depend on a number of factors, including acceptance of the scanned beam technology by various industries and original equipment manufacturers, market acceptance of products incorporating the scanned beam technology and the technical performance of such products.

        The Company has incurred substantial losses since its inception and expects to incur a substantial loss during the year ended December 31, 2004.

        In 2000, Microvision formed a subsidiary, Lumera Corporation ("Lumera"), to develop and commercialize a new class of non-linear optical chromophores ("Optical Materials") that interact with and can be used to change the properties of light waves, including the speed and direction at which light waves travel.

        Lumera, which is a development stage enterprise, has incurred substantial net losses since inception. Lumera has satisfied its capital requirements through the sale of convertible preferred stock.

        Lumera has established and built in-house laboratories to develop and characterize new materials, create new device designs and perform small-scale production of new devices and systems based on the Optical Materials. As of December 31, 2003, Microvision owned 76% of the common stock, 11% of the Series A convertible preferred stock and 32% of the Series B convertible preferred stock of Lumera.

Key Accounting Policies and Estimates

        The Company's discussions and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, contract losses, bad debts, investments and contingencies and litigation. The Company bases its estimates on historical experience, terms of existing contracts, its evaluation of trends in the display and optical systems components industries, information provided by its current and prospective customers and strategic partners, information available from other outside sources, and on various other assumptions management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        The Company's product sales generally include acceptance provisions. The Company recognizes revenue for product shipments upon acceptance of the product by the customer or expiration of the contractual acceptance period.

        Losses on Uncompleted Contracts.    The Company maintains an allowance for estimated losses if a contract has an estimated cost to complete that is in excess of the remaining contract value. The entire estimated loss is recorded in the period in which the loss is first determined. The Company determines the estimated cost to complete a contract through a detail review of the work to be completed, the resources available to complete the work and the technical difficulty of the remaining work. If the actual cost to complete the contract is higher than the estimated cost, the entire loss is recognized. The actual cost to complete a contract can vary significantly from the estimated cost, due to a variety of factors including availability of technical staff, availability of materials and technical difficulties that arise during a project. Most of the Company's development contracts are cost plus fixed fee type contracts. Under these types of contracts, the Company is not required to spend more than the contract value to complete the contracted work.

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

        Inventory.    The Company values inventory at the lower of cost or market with cost determined on a weighted average basis. The Company reviews several factors in determining the market value of its inventory including evaluating the replacement cost of the raw materials and the net realizable value of the finished goods. If we do not achieve our targeted sales prices or if market conditions for our components or products were to decline, additional reductions in the carrying value of the inventory would be required.

        Litigation.    The Company believes that the probability of an unfavorable outcome to any potential pending or threatened litigation is low and therefore has not recorded an accrual for any potential loss. The Company's current estimated range of liability related to any potential pending litigation is based on claims for which our management can estimate the amount and range of potential loss. As additional information becomes available, the Company will assess the potential liability related to any pending litigation and, if appropriate, revise its estimates. Such revisions in the Company's estimates of the potential liability could materially impact our results of operation and financial position.

        The key accounting policies described above are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management to apply its judgment or make estimates. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result to the Company's consolidated financial statements. Additional information about Microvision's accounting policies, and other disclosures required by generally accepted accounting principles, are set forth in the notes to the Company's consolidated financial statements, which begin on page 52 of this Annual Report on Form 10-K.

        Inflation has not had a material impact on the Company's net sales, revenues, or income from continuing operations over the Company's three most recent fiscal years.

Results of Operations

YEAR ENDED DECEMBER 31, 2003 COMPARED TO
YEAR ENDED DECEMBER 31, 2002

        Revenue.    Revenue decreased by $1.3 million, or 8%, to $14.7 million from $15.9 million in 2002. The decrease resulted from a lower level of development contract business in 2003 than that performed in 2002 on contracts entered into in both 2003 and 2002.

        To date, substantially all of the Company's revenue has been generated from development contracts. The Company's customers have included both the United States government and commercial enterprises. In 2003, 49% of revenue was derived from performance on development contracts with the United States government, 44% from performance on development contracts with commercial customers and the remainder from sales of Nomad and Flic units. This compared to 83% of revenue was derived from performance on development contracts with the United States government and 14% from performance on development contracts with commercial customers and the reminder from product sales in 2002. In 2003, 27% of consolidated revenue was earned from development contracts with a single commercial customer. The Company expects contract revenue to fluctuate significantly from year to year.

        Microvision expects that product revenue will grow in both absolute volume and as a percentage of total revenue.

        During 2003, Microvision recorded $855,000 in revenue from the sale of 133 Nomads. In September 2003, Microvision entered into a contract with the Program Executive Office Soldier within the U.S. Army to supply the Stryker Brigade Combat Team with 100 Nomads. In addition, Microvision continued development of a next generation Nomad that was launched in February 2004. In July 2003, America Honda Motor Company, Inc. signed a non-binding letter of intent to purchase 3,800 of the next generation Nomads. Microvision has been working closely with Honda to meet their product performance requirements. Microvision is also participating in trials with other automotive service providers. Based on its work with Honda and other automotive service providers, Microvision expects Nomad revenue to increase in 2004.

        During 2003, Microvision recorded $280,000 in revenue from sales of Flic barcode scanners. In January 2003, Microvision entered into a supply agreement to provide a private labeled Flic bar code scanner to NCR. During 2003, Microvision and NCR worked together to optimize the Flic performance for NCR's customers. NCR placed orders for $392,000 of product during the fourth quarter of 2003. Microvision ended the year with a backlog of $378,000 in Flic product and accessories. Microvision expects revenue from Flic to increase in 2004.

        During 2003, the Company entered into several development contracts with both commercial and government entities for further development of the scanned beam technology to meet specific customer applications.

  •
  In February 2003, Microvision extended a development agreement with Canon to further develop miniature displays for use in consumer products including digital cameras and digital video equipment. In October 2003, Microvision entered into a new agreement with Canon to further develop miniature displays for use in consumer products including digital cameras and digital video equipment.

  •
  In April 2003, the Company entered into a $2.2 million contract modification with the U.S. Army's Aviation Applied Technology Directorate to continue work on an advanced helmet mounted display and imaging system to be used in the Virtual Cockpit Optimization Program.

  •
  In April 2003, the Company entered into a $1.6 million contract modification with the U.S. Army's Medical Research Acquisition Activities, Telemedicine and Advanced Technology Research Center to continue development of a mobile wireless personal display system for medical applications.

  •
  In December 2003, Lumera entered into a contract extension with a U.S. government agency to continue development of electro-optical polymer materials and devices for wideband optical modulators.

  •
  During 2003, Microvision performed development work for several automotive companies including BMW and Volkswagen of America, to develop automotive displays using the scanned beam technology. The total value of these contracts was approximately $1.3 million.

        The Company had a backlog of $3.8 million at December 31, 2003. The backlog is composed primarily of development contracts, including amendments, entered through December 31, 2003. The Company plans to complete all of the contracts backlog during 2004.

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

        Cost of revenue increased by $49,000, or 1%, to $7.0 million. On a percentage of revenue basis, cost of revenue increased by 9% to 48% from 44% in 2002. The change in cost of revenue as a percentage of revenue is primarily attributable to changes in the contract mix. Total direct costs decreased approximately 7% from 2002. The direct labor cost portion of direct cost decreased by approximately 10% from 2002. The decrease in direct labor cost resulted from a lower volume of contract work performed during 2003 compared to 2002.

        Research and development overhead is allocated to both cost of revenue and research and development expense based on the proportion of direct labor cost incurred in cost of revenue and research and development, respectively.

        Microvision's costs to produce Nomad units during 2003 were substantially higher than product revenue. Microvision has classified production cost in excess of product revenue as research and development expense. Through December 31, 2003, Nomad production and the design and manufacturing processes did not become sufficiently mature to support "commercial production" as described in SFAS No. 2 "Accounting for Research and Development Costs."

        Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. During 2003, Microvision recorded a write down of Nomad inventory of approximately $450,000.

        The Company expects that cost of revenue on an absolute dollar basis will increase in the future. This increase will likely result from planned shipments of commercial products, additional development contract work that the Company expects to perform, and commensurate growth in the Company's personnel and technical capacity required to perform on such contracts. The cost of revenue, as a percentage of revenue, can fluctuate significantly from period to period depending on the contract mix, the cost of future planned products and the level of direct and indirect cost incurred. The Company expects the cost of contract revenue, as a percentage of contract revenue, to remain relatively flat over time.

        Research and Development Expense.    Research and development expense consists of:

  •
  Compensation related costs of employees and contractors engaged in internal research and product development activities,

  •
  Research fees paid to the University of Washington under the Lumera Sponsored Research Agreement,

  •
  Laboratory operations, outsourced development and processing work,

  •
  Fees and expenses related to patent applications, prosecution and protection, and

  •
  Related operating expenses.

        Included in research and development expenses are costs incurred in acquiring and maintaining licenses.

        Research and development expense decreased by $2.2 million, or 9%, to $23.3 million from $25.5 million in 2002. During 2002, the Company recorded $1.5 million in expense relating to light source research performed for the Company by Cree Inc. The Company's research agreement with Cree ended in April 2002, resulting in a $1.4 million expense reduction in 2003 from 2002.

        In 2003, Lumera recorded $1.9 million expense on its sponsored research agreement with the University of Washington compared to $2.4 million in 2002. The reduction in expense is the result of two modifications to the sponsored research agreement. In March 2003, Lumera and the University of Washington entered into an amendment to the sponsored research agreement, which deferred certain 2003 payments until 2004 and extended the period of the sponsored research agreement. The amounts deferred under this amendment were to be due on April 1, 2004.

        In November 2003, Lumera and the University of Washington entered a third amendment to the sponsored research agreement. Under the terms of the amendment, Lumera's payment obligation to the University of Washington is reduced to $125,000 per quarter from October 1, 2003 to September 30, 2004, and $300,000 for the quarter ending December 31, 2004. If Lumera and the University of Washington agree to extend the sponsored research agreement through 2006, Lumera would be required to pay the University of Washington $325,000 per quarter in 2005 and $375,000 per quarter in 2006. The amendment requires that Lumera will make its unpaid payments of totaling $2.0 million by May 2005, unless making the payment would materially adversely affect Lumera's ability to continue operations.

        Under the terms of the third amendment, Lumera's payment obligation to the University of Washington is reduced to $7.1 million from $9.0 million.

        In May 2003, Microvision closed its research and development facility in San Mateo, California and consolidated its research and development activities in Bothell, Washington. Research and development expense for 2003 includes $540,000 for the closing of Microvision's approximately 5,200 square foot facility in San Mateo and $290,000 for severance and relocation of 11 employees. Microvision paid $270,000 in severance and relocation costs in 2003, and expects to pay the remaining $20,000 in 2004. The accrual related the closing of the facility at December 31, 2003 is $431,000.

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

  •
  Continue development and commercialization of the Company's scanned beam technology,

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

        Marketing, general and administrative expenses decreased by $971,000, or 6%, to $15.8 million from $16.8 million in 2002. The decrease is primarily attributable to a reduction in the charge to the allowance for receivables from senior officers. The Company expects marketing, general and administrative expenses to increase in future periods as the Company:

  •
  Adds to its sales and marketing staff,

  •
  Makes additional investments in sales and marketing activities, and

  •
  Increases the level of corporate and administrative activity.

        The Board of Directors authorized Microvision to provide unsecured lines of credit to each of its three senior officers. No loans have been made under either Microvision's Executive Option Exercise Note Plan or the Executive Loan Plan since July 2002, and Microvision does not intend to make any additional loans under these plans. In 2002 and again in 2003, Microvision determined that certain of its senior officers may have insufficient net worth and short-term earnings potential to repay their outstanding loans. As a result Microvision recorded an allowance for doubtful accounts for the receivables from senior officers of $200,000 and $700,000 during 2003 and 2002, respectively. The balance of the allowance for doubtful accounts for receivables from senior officers was $900,000 at December 31, 2003. Microvision has no plans to forgive any portion of the principal of the outstanding receivable balance.

        Non-Cash Compensation Expense.    Non-cash compensation expense includes the amortization of the value of stock options granted to individuals who are not employees or directors of the Company for services provided to the Company as well as employee, stock based compensation expense. Non-cash compensation expense increased by $172,000 or 9% to $2.2 million from $2.0 million in 2002.

        In September 2003, Microvision issued two warrants to purchase an aggregate of 70,000 shares of common stock to a third party for services provided to Microvision. One warrant grants the holder the right to purchase up to 60,000 shares of common stock at a price of $7.50 per share. The warrant vests in three equal tranches on the date of grant, in December 2003 and in March 2004. The other warrant to purchase up to 10,000 shares of common stock at a price of $12.00 per share vests in March 2004. The unvested warrants are subject to remeasurement at each balance sheet date. The deferred compensation related to these warrants is being amortized to non-cash compensation expense over the fourteen month service period of the agreement. Non-cash amortization expense related to these warrants was $192,000 for 2003. The total value of the warrants was estimated on December 31, 2003 and the grant date at $318,000 and $328,000, respectively. The fair values of the warrants were estimated on the date of grant and December 31, 2003, using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatilities of 83%, risk-free interest rates of 2.7% and dividend yields of zero percent. The expected lives used at the measurement dates above were 4 years and 3.9 years, respectively.

        In August 2003, Lumera issued options to purchase an aggregate of 164,000 shares of its Class A Common Stock to two consultants in connection with entering into consulting agreements. Each holder was granted a warrant to purchase up to 82,000 shares of Class A Common Stock at a price of $3.65 per share with a ten year life. In aggregate, 41,000 of the options were vested on the grant date. The remaining 123,000 shares vest one-third on each subsequent annual anniversary of the grant date and are subject to remeasurement at each balance sheet date during the vesting period. The deferred compensation and liability related to these options is being amortized to non-cash compensation expense over the two year period of service under the agreements. The aggregate value of both options was estimated at $136,000 at the grant date and December 31, 2003. Total non-cash compensation expense was $32,000 for the year ended December 31, 2003. The fair values of the options were estimated at the grant date and December 31, 2003, using the Black-Scholes option pricing model with the following weighted-average assumptions: underlying security fair market value of $0.98, dividend yield of zero percent; expected volatility of 100% for both measurement dates; risk-free interest rates of 4.4% and 4.3%; and expected lives of 10 and 9.7 years, respectively.

        In January 2001, Lumera issued 802,000 shares of its Class A Common Stock to the University of Washington pursuant to the Sponsored Research Agreement. The shares were valued at the fair market price of $3.75 per share, as determined by the board of directors. The total value of the stock of $3.0 million was recorded as a prepaid research expense and is being amortized over the term of the Sponsored Research Agreement. The total amortization expense relating to the Sponsored Research Agreement was $1.0 million in both 2003 and 2002.

        In August 2000, Microvision entered into five-year consulting agreements with two independent consultants to provide strategic business and financial consulting services. Under the terms of the agreements, each consultant received a warrant to purchase 100,000 shares of common stock at an exercise price of $34.00 per share. The warrants vested over three years and the unvested shares were subject to remeasurement at each balance sheet date the vesting period until the end of the vesting period on June 7, 2003. The original value of the warrants was estimated to be $5.5 million. Due to a decrease in the Company stock price, the value at June 7, 2003 was estimated at $3.0 million. In 2003, total non-cash amortization for these agreements was $595,000 compared to $542,000 recognized in 2002. The fair values of the warrants were determined at June 7, 2003, December 31, 2002, 2001 and the issue date, using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of zero percent; and expected volatility of 83% for all measurement dates; risk-free interest rates of 4.0%, 5.0% and 5.9%; and expected lives of 7.4, 8.1 and 9.2 years.

The following table shows components of non-cash compensation expense for 2003 and 2002, respectively.

	2003	2002
Lumera stock issued to the University of Washington	$1,003,000	$1,003,000
Microvision and Lumera stock options issued to third parties	882,000	571,000
Lumera stock warrant issued to Arizona Microsystems	—	133,000
Microvision and Lumera stock options issued to employees	270,000	219,000
Microvision stock and options issued to independent directors	1,000	58,000

	$2,156,000	$1,984,000

        At December 31, 2003, the Company had $1.0 million of unamortized non-cash compensation expense that will be amortized over the next three years.

        Interest Income and Expense.    Interest income in 2003 decreased by $678,000, or 64%, to $381,000 from $1.1 million in 2002. This decrease resulted primarily from lower average cash and investment securities balances in 2003 than the average cash and investment securities balances in the prior year.

        Interest expense was consistent with 2003 because the amount of borrowings did not change significantly.

        Income Taxes.    No provision for income taxes has been recorded because the Company has experienced net losses from inception through December 31, 2003. At December 31, 2003, Microvision had net operating loss carry-forwards of approximately $139.3 million for federal income tax reporting purposes. In addition, Microvision has research and development tax credits of $1.9 million. The net operating losses begin expiring in 2008 if not previously utilized. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of Microvision's shareholders during any three-year period would result in a limitation on Microvision's ability to utilize a portion of its net operating loss carry-forwards. Microvision has determined that such a change of ownership occurred during 1995 and that the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $761,000. An additional change of ownership occurred in 1996 and the limitation for losses generated in 1996 is approximately $1.6 million. Lumera has net operating loss carry forwards of $27.2 million and research and development tax credits of $692,000, which are available only to Lumera.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO
YEAR ENDED DECEMBER 31, 2001

        Revenue.    Revenue increased by $5.1 million, or 48%, to $15.9 million from $10.8 million in 2001. The increase resulted from a higher level of development contract business in 2002 than that performed in 2001 on contracts entered into in both 2002 and 2001.

        In 2002, 83% of revenue was derived from performance on development contracts with the United States government, 14% from performance on development contracts with commercial customers and the remainder from sales of Nomad units. This compared to 93% of revenue was derived from performance on development contracts with the United States government and 7% from performance on development contracts with commercial customers in 2001.

        During 2002, the Company entered into several development contracts with both commercial and government entities for further development of the scanned beam technology to meet specific customer applications.

  •
  In March 2002, the Company entered into a $1.0 million contract with a commercial company to begin work on integrating the Company's technology into the commercial company's products.

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

  •
  In August 2002, the Company entered into a $1.1 million contract modification with the U.S. Army's Medical Research Acquisition Activities, Telemedicine and Advanced Technology Research Center to continue development of a mobile wireless personal display system for medical applications.

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

        The Company had a backlog of $2.6 million at December 31, 2002. The backlog was composed of development contracts, including amendments, entered through December 31, 2002.

Cost of Revenue.

        Cost of revenue increased by approximately $900,000, or 15%, to $7.0 million from $6.1 million in 2001. On a percentage of revenue basis, cost of revenue declined by 23% to 44% from 57% in 2001. Total direct costs increased approximately 7% from 2001. The direct labor costs portion of direct cost increased by approximately 80% over 2001. The increase in direct labor cost resulted from a higher volume of contract work performed during 2002 compared to 2001.

        Research and development overhead is allocated to both cost of revenue and research and development expense based on the proportion of direct labor cost incurred in cost of revenue and research and development, respectively. As a result of the higher direct labor cost in cost of revenue in 2002, approximately 25% more overhead was allocated to cost of revenue than in 2001.

Research and Development Expense.

        Research and development expense decreased by $6.4 million, or 20%, to $25.5 million from $31.9 million in 2001. During 2002, the Company recorded $1.5 million in expense relating to light source research performed for the Company by Cree Inc. The Company's research agreement with Cree ended in April 2002, resulting in a $3.5 million expense reduction in 2002 from 2001.

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

        The decreases in the Cree research and HALO license fee expenses were offset in part by increases in other costs, reflecting the continued implementation of the Company's operating plan, which calls for building technical staff and supporting activities, establishing and equipping in-house laboratories, and developing and maintaining intellectual property.

        Research and development expense for Lumera during 2002, including the payments under the Sponsored Research Agreement, was $7.2 million compared to $6.4 million in 2001.

Marketing, General and Administrative Expense.

        Marketing, general and administrative expenses increased by $2.4 million, or 17%, to $16.8 million from $14.4 million in 2001. The increase includes increased compensation and support costs for employees and contractors.

        During 2002, the Company determined that certain of its senior officers may have insufficient net worth and short-term earnings potential to repay loans outstanding under the Company's executive loan program. The Company recorded an allowance for doubtful accounts for receivables from related parties of $700,000 during 2002.

        Marketing, general and administrative expenses for Lumera during 2002 were $1.2 million compared to $2.8 million in 2001.

        Non-Cash Compensation Expense.    Non-cash compensation expense in 2002 decreased by approximately $549,000, or 22%, to $2.0 million from $2.5 million in 2001.

        In October 2002, Lumera paid $200,000 cash and issued a warrant to purchase 164,000 shares of Lumera Class A Common Stock at an exercise price of $3.65 per share to Arizona Microsystems, Inc. in exchange for a license of certain Arizona Microsystems, Inc technology. The warrant will expire in 2012, and vested 25% on the date of grant with the remainder vesting 25% annually from the date of grant. The warrant was valued at the date of grant at $133,000. The total purchase price of $333,000 was recorded as capitalized licensing costs and is included in "Other Assets" at December 31, 2002. The fair value of the warrant was estimated using the Black Scholes option pricing model with a stock price of $0.98 per share, dividend yield of zero percent; expected volatility of 100%; risk-free interest rate of 4.0% and expected life of ten years. Lumera is required to pay an additional $200,000 to Arizona Microsystems, Inc. if Lumera completes financing transactions accumulating to greater than $10,000,000.

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

        The following table shows the major components of non-cash compensation expense for 2002 and 2001 respectively.

	2002	2001
Lumera stock issued to the University of Washington	$1,003,000	$844,000
Microvision and Lumera stock options issued third parties	571,000	1,047,000
Lumera stock warrant issued to Arizona Microsystems	133,000	—
Microvision and Lumera stock options issued to employees	219,000	411,000
Microvision stock and options issued to Independent Directors	58,000	231,000

	$1,984,000	$2,533,000

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

        Loss on Long-Term Investment.    In December 1999, Microvision invested $624,000 in Gemfire Corporation ("Gemfire"), a privately held corporation. Gemfire is a developer of diode laser components for display and telecommunication applications. Microvision accounts for the investment using the cost method. In June 2002, Gemfire announced a recapitalization plan that would reduce the value of Microvision's investment. In June 2002, Microvision recorded an impairment for the entire value of its investment in Gemfire.

        Income Taxes.    At December 31, 2002, Microvision had net operating loss carry-forwards of approximately $116.7 million for federal income tax reporting purposes. In addition, Microvision has research and development tax credits of $2.1 million. Lumera has net operating loss carry forwards of $20.0 million and research and development tax credits of $273,000 which are available only to Lumera.

Liquidity and Capital Resources

        The Company has funded its operations to date primarily through the sale of common stock and convertible preferred stock and, to a lesser extent, revenues from development contracts and product sales. As of December 31, 2003, the Company had an accumulated deficit of $154.3 million. At December 31, 2003, the Company had $21.8 million in cash, cash equivalents and investment securities.

        The Company had the following material changes in assets and liabilities during the year ended December 31, 2003:

  •
  "Inventory" decreased by $416,000 to $331,000 at December 31, 2003 from $747,000 at December 31, 2002. The decrease was primarily attributable to the phase out of the first generation Nomad and includes the effect of the $450,000 valuation adjustment recorded in 2003. The following table shows the composition of the inventory at December 31, 2003 and 2002, respectively:

  The Company values the inventory at the lower of cost or market with cost determined on a weighted average cost basis.

	December 31, 2003	December 31, 2002
Raw materials	$98,000	$456,000
Work in process	—	92,000
Finished goods	233,000	199,000

	$331,000	$747,000

  •
  "Other current assets" decreased by $664,000 to $1.7 million at December 31, 2003 from $2.3 million at December 31, 2002. "Other assets" decreased by $199,000 to $338,000 at December 31, 2003 from $537,000 at December 31, 2002. The overall decrease in "other current assets" and "other assets" was attributable to the amortization of the value of Lumera common stock issued to the University of Washington for continued research under the Sponsored Research Agreement. The Company recognizes the expense on the Sponsored Research Agreement on a straight-line basis over the remaining term of the agreement. The portion of the payments that will be amortized to expense during the next twelve months is classified as "other current assets," and the portion that will be amortized to expense more than twelve months from the balance sheet date is classified as "other assets."

  •
  "Receivables from related parties" relates to unsecured lines of credit the Board of Directors had authorized Microvision to provide to each of its three senior officers. No loans have been made under Microvision's Executive Loan Plan since July 2002, and Microvision does not intend to make any additional loans under this plan.

    The lines of credit must be repaid within one year of the senior officer's termination or within 30 days of plan termination, provided that in the event of a plan termination, the senior officer may elect to deliver a promissory note with a one-year term in lieu of payment. Under the current SEC rules, Microvision is prohibited from changing the repayment terms of the lines of credit. No repayments have been made on the outstanding lines of credit. At December 31, 2003, Microvision reclassified the loan balance to shareholder's equity under the guidance provided by the SEC for loans to shareholders due to the absense of any repayment of the loans to date. Microvision has no plans to forgive the principal balance outstanding under the lines of the credit.

  •
  "Research liability" is due to the timing difference of expense recognition and cash payments made to the University of Washington under the Sponsored Research Agreement. As of December 31, 2003, the Company had recognized cumulative expense of $6.3 million and made cumulative cash payments of $4.4 million. In March 2003, Lumera and the University of Washington entered an amendment to the sponsored research agreement that deferred certain 2003 payments until 2004. In November 2003, Lumera and the University of Washington entered an amendment to the Sponsored Research Agreement. Under the terms of the amendment, Lumera's payment obligation to the University of Washington is reduced to $125,000 per quarter from October 1, 2003 to September 30, 2004, and $300,000 for the quarter ending December 31, 2004. If Lumera and the University of Washington agree to extend the Sponsored Research Agreement through 2006, Lumera would be required to pay the University of Washington $325,000 per quarter in 2005 and $375,000 per quarter in 2006. The amendment requires Lumera to make its unpaid payments of totaling $2.0 million by May 2005, unless making the payment would materially adversely affect Lumera's ability to continue operations.

        Cash used in operating activities totaled $26.4 million in 2003 compared to $28.0 million in 2002. Cash used in operating activities for each period resulted primarily from the net loss for the period.

        Cash used in investing activities totaled $7.3 million in 2003, compared to cash provided by investing activities of $10.8 million in 2002. The Company used cash for capital expenditures of $1.5 million in 2003 compared to $1.4 million in 2002. The Company had net purchases of investment securities of $5.8 million in 2003 compared to net sales of $12.5 million in 2002. Historically, capital expenditures have been used to make leasehold improvements to leased office space and to purchase production equipment, computer hardware and software, laboratory equipment and furniture and fixtures to support the Company's growth. Capital expenditures are expected to increase as the Company expands its operations. The Company had open purchase commitments at December 31, 2003 to purchase $192,000 in capital equipment.

        Cash provided by financing activities totaled $34.5 million in 2003 compared to $11.5 million in 2002. The increase in cash provided by financing activities resulted primarily from increases in the net proceeds from the issuance of stock. The following is a list of stock issuances during 2003 and 2002.

  •
  In November 2003, Microvision raised $22.3 million before issuance costs of $1.5 million from the sale of 3,560,000 shares of common stock.

  •
  In August 2003, Lumera raised $1.9 million before issuance costs of $34,000, from the sale of 944,000 shares of Series B convertible preferred stock to Microvision and other purchasers. Microvision purchased 434,000 of these shares of Series B preferred stock for an aggregate purchase price of $868,000. On October 30, 2003, Lumera raised $782,000, before issuance costs, from the sale of 391,000 shares of Series B preferred stock to a group of investors. Microvision did not purchase additional shares of the Series B preferred stock in the October 2003 offering. Microvision owns 32% of the Series B preferred stock. Each share of Series B preferred stock is convertible into one share of Lumera common stock. The conversion rate may be subject to adjustment in the event of future equity issuance by Lumera at prices below the purchase price paid for the Series B preferred stock.

  •
  In March 2003, Microvision raised $12.6 million before issuance costs of $970,000, from the sale of 2,644,000 shares of common stock and warrants to purchase 529,000 shares of common stock at an exercise price of $6.50 per share to a group of private investors. Each share of common stock and accompanying partial warrant was sold for $4.75. The five year warrants are first exercisable in September 2003 and expire in March 2008.

  •
  In August 2002, Microvision raised $3.0 million before issuance costs of $100,000, from the sale of 686,000 shares of common stock at a price of $4.37 per share and fully vested, five year warrants to purchase 137,000 shares of common stock at a price of $6.56 per share, to two investors.

  •
  In July 2002, Microvision raised $3.0 million, before issuance costs of $150,000, from the sale of 938,000 shares of common stock at $3.20 per share and fully vested five-year warrants to purchase 234,000 shares of common stock, at a price of $4.80 per share, to two investors.

  •
  In March 2002, Microvision raised $6.0 million before issuance costs of $141,000, from the sale of 524,000 shares of common stock, at a price of $11.50 per share, to six investors.

        The Company's investment policy restricts investments to ensure principal preservation and liquidity. Generally, the Company invests cash that it expects to use within approximately sixty days in U.S. treasury-backed instruments. The Company invests the balance of its cash in high quality investment securities. The investment securities portfolio is limited to U.S. government and U.S. government agency debt securities and other high-grade securities generally with maturities of three years or less.

        Microvision and Lumera maintain separate cash and investment accounts. Each company's cash and investments are generally used to fund its own business activities.

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

        The following table lists the Company's contractual obligations including the amendment to the sponsored research agreement discussed above (in thousands):

	Year Ending December 31st
	2004	2005	2006	2007	2008	After 2008
Contractual Obligations:
Open purchase orders	$3,948	$—	$—	$—	$—	$—
Minimum payments under capital leases	68	36	—	—	—
Minimum payments under operating leases	1,988	1,992	473	46	—
Minimum payments under research, royalty and licensing agreements	1,065	2,290	465	465	290	(†	)

Total	$7,069	$4,378	$938	$511	290	—

        * Open purchase orders represent commitments to purchase inventory, materials, capital equipment and other goods used in the normal course of the Company's business.

        (†) License and royalty obligations continue through the lives of the underlying patents, which is currently at least 2017.

        The Company believes that Microvision's cash, cash equivalent and investment securities balances as of December 31, 2003 totaling $21.2 million, will satisfy its budgeted cash requirements through December 2004 based on Microvision's current operating plan.

        On March 12, 2004 Lumera raised $500,000, before issuance costs, from the sale of 250,000 shares of Series B convertible preferred stock to a group of private investors. Microvision did not participate in the offering.

        The Company believes that Lumera's cash, cash equivalent and investment securities balances totaling $560,000 as of December 31, 2003, in addition to the $500,000 raised on March 12, 2004, will satisfy Lumera's current budgeted cash requirements through April 2004. Lumera plans to seek additional financing in order to fund operations beyond April, 2004. There can be no assurance that Lumera will obtain additional financing. Microvision is not contractually obligated to provide additional funding to Lumera and will not provide additional funds to Lumera unless Microvision believes that it has sufficient funds to finance Microvision's 2004 operating plan as well as any additional funding for Lumera.

        Should expenses exceed the amounts budgeted, the Company may require additional capital earlier to further the development of its technology, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. In addition, the Company's operating plan calls for the addition of sales, marketing, technical and other staff and the purchase of additional laboratory and production equipment. The operating plan also provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by the Company. There can be no assurance that additional financing will be available to the Company or that, if available, it will be available on terms acceptable to the Company on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements or planned revenues are not generated, the Company may be required to limit its operations substantially. This limitation of operations may include reduction in capital expenditures and reductions in staff and discretionary costs, which may include non-contractual Microvision and Lumera research costs. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can, directly or through arrangements with Original Equipment Manufacturers, introduce products incorporating the scanned beam technology and the market acceptance and competitive position of such products.

New accounting pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." In December 2003, the FASB revised this interpretation. The Company is required to adopt the provisions of FIN 46 no later than March 31, 2004. At December 31, 2003, the Company does not own an interest in any entities which meet the definition of a "variable interest entity." As a result, the Company does not anticipate that the adoption of FIN 46 during the first quarter of 2004 will have a material impact on its results of operations, financial position, or cash flows.

        In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. On October 29, 2003, the FASB voted to defer the provisions of paragraphs 9 and 10 of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling interests. The Company adopted the non-deferred provisions of SFAS No. 150 effective July 1, 2003. The Company will evaluate the applicability of any changes to the deferred provisions upon their reissuance, but does not anticipate the adoption of these provisions to have a material impact on its financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Substantially all of the Company's cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates. Due to the generally short-term maturities of these investment securities, the Company believes that the market risk arising from its holdings of these financial instruments is not significant. A one-percent change in market interest rates would have approximately a $52,000 impact on the fair value of the investment securities.

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

        The maturities of cash equivalents and investment securities, available-for-sale, as of December 31, 2003, are as follows.

	Amount	Percent
Cash	$3,371,000	15.5%
Less than one year	18,407,000	84.5%

	$21,778,000	100.0%

        Presently, the Company has one development contract denominated in yen, all of the Company's other development contract payments are made in U.S. dollars. However, in the future the Company may enter into additional development contracts in foreign currencies that may subject the Company to additional foreign exchange rate risk. The Company intends to enter into foreign currency hedges to offset the exposure to currency fluctuations when it can determine the timing and amounts of the foreign currency exposure.

ITEM 8.    FINANCIAL STATEMENTS

Report of Independent Auditors

To the Board of Directors
and Shareholders of
Microvision, Inc.

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Microvision, Inc. and its subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Seattle, Washington
March 12, 2004

Microvision, Inc.

Consolidated Balance Sheets

(in thousands, except per share information)

	December 31,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$10,700	$9,872
Investment securities, available-for-sale	11,078	5,304
Accounts receivable, net of allowances of $109 and $109	1,896	1,315
Costs and estimated earnings in excess of billings on uncompleted contracts	664	1,073
Inventory	331	747
Other current assets	1,684	2,348

Total current assets	26,353	20,659
Property and equipment, net	5,958	7,672
Restricted investments	1,269	1,356
Receivables from related parties, net	—	2,043
Other assets	338	537

Total assets	$33,918	$32,267

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Balance Sheets (Continued)

(in thousands, except per share information)

	December 31,
	2003	2002
Liabilities, Minority Interests and Shareholders' Equity
Current liabilities
Accounts payable	$1,223	$1,462
Accrued liabilities	5,164	4,309
Billings in excess of costs and estimated earnings on uncompleted contracts	53	230
Current portion of capital lease obligations	62	84
Current portion of long-term debt	70	63

Total current liabilities	6,572	6,148
Research liability, net of current portion	1,948	1,025
Capital lease obligations, net of current portion	34	94
Long-term debt, net of current portion	99	169
Deferred rent, net of current portion	107	192
Other long-term liabilities	16	—

Total liabilities	8,776	7,628

Commitments and contingencies (note 13)
Minority interests	1,847	7,223

Shareholders' equity
Common stock, par value $.001; 73,000 shares authorized; 21,449 and 0 shares issued and outstanding	21	—
Paid-in capital and common stock, no par value; 0 and 31,250 shares authorized; 0 and 15,154 shares issued and outstanding	180,354	147,058
Preferred stock, par value $.001 and $0; 25,000 and 31,250 shares authorized; 0 and 0 shares issued and outstanding	—	—
Deferred compensation	(846)	(1,490)
Subscriptions receivable from related parties	(166)	(166)
Receivables from related parties, net	(1,823)	—
Accumulated other comprehensive income	25	121
Accumulated deficit	(154,270)	(128,107)

Total shareholders' equity	23,295	17,416

Total liabilities, minority interests and shareholders' equity	$33,918	$32,267

The accompanying notes are an integral part of these financial statements

Microvision, Inc.

Consolidated Statements of Operations

(in thousands, except per share information)

	Year ended December 31,
	2003	2002	2001
Revenue	$14,652	$15,917	$10,762
Cost of revenue	7,046	6,997	6,109

Gross margin	7,606	8,920	4,653

Research and development expense (exclusive of non-cash compensation expense of $1,006, $1,138 and $865 for 2003, 2002 and 2001, respectively)	23,316	25,519	31,899
Marketing, general and administrative expense (exclusive of non-cash compensation expense of $1,150, $846 and $1,668 for 2003, 2002 and 2001, respectively)	15,827	16,798	14,356
Non-cash compensation expense	2,156	1,984	2,533

Total operating expenses	41,299	44,301	48,788

Loss from operations	(33,693)	(35,381)	(44,135)
Interest income	381	1,059	2,523
Interest expense	(51)	(59)	(92)
Gain on disposal of fixed assets, net	36	—	—
Realized gain on sale of investment securities	39	88	316
Loss due to impairment of long-term investment	—	(624)	—

Loss before minority interests	(33,288)	(34,917)	(41,388)
Minority interests in loss of consolidated subsidiary	7,125	7,741	6,594

Net loss available for common shareholders	$(26,163)	$(27,176)	$(34,794)

Net loss per share—basic and diluted	$(1.46)	$(1.93)	$(2.85)

Weighted-average shares outstanding—basic and diluted	17,946	14,067	12,200

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statements of Shareholders' Equity

(in thousands)

	Common stock		Paid in Capital and Common stock no par value		Subscriptions receivable from related parties	Receivables from related parties	Accumulated other comprehensive (loss) income
				Deferred compensation				Accumulated deficit	Shareholders' equity
	Shares	Par value
Balance at December 31, 2000	11,884	$—	$120,506	$(4,378)	$(403)	$—	$454	$(66,137)	$50,042
Issuance of stock to board members for services	6		133	(133)					—
Issuance of stock and options to non-employees for services	1		108	(52)					56
Exercise of warrants and options	99		1,177						1,177
Sales of common stock	971		10,355						10,355
Effect of change in interest in subsidiary from issuance of subsidiary common stock			3,001						3,001
Issuance of stock for acquisition of license	37		970						970
Revaluations of warrants and options			(296)	296					—
Collection of subscriptions receivable					82				82
Amortization of deferred compensation				1,464					1,464
Other comprehensive income							(27)		(27)
Net loss								(34,794)	(34,794)

Balance at December 31, 2001	12,998	—	135,954	(2,803)	(321)	—	427	(100,931)	32,326
Exercise of warrants and options	8		15						15
Sales of common stock	2,148		11,560						11,560
Revaluations of warrants and options			(471)	471					—
Collection of subscriptions receivable					155				155
Amortization of deferred compensation				842					842
Other comprehensive income							(306)		(306)
Net loss								(27,176)	(27,176)

Balance at December 31, 2002	15,154	—	147,058	(1,490)	(166)	—	121	(128,107)	17,416
Issuance of options to board members for services			1	(1)					—
Issuance of stock, options and warrants to non-employees for services	9		252	(189)					63
Exercise of warrants and options	82		538						538
Sales of common stock	6,204		32,385						32,385
Revaluations of warrants and options			(4)	4					—
Extension of expiring employee options			145						145
Amortization of deferred compensation				830					830
Reclassification of receivables from related parties						(1,823)			(1,823)
Establishment of par value of common stock		21	(21)						—
Other comprehensive income							(96)		(96)
Net loss								(26,163)	(26,163)

Balance at December 31, 2003	21,449	$21	$180,354	$(846)	$(166)	$(1,823)	$25	$(154,270)	$23,295

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year ended December 31,
	2003	2002	2001
Net loss, available for common shareholders	$(26,163)	$(27,176)	$(34,794)

Other comprehensive income (loss)—unrealized gain (loss) on investment securities, available-for-sale:
Unrealized holding gains (losses) arising during period	(57)	(218)	289
Less: reclassification adjustment for gains realized in net loss	(39)	(88)	(316)

Net unrealized gain (loss)	(96)	(306)	(27)

Comprehensive loss	$(26,259)	$(27,482)	$(34,821)

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Cash Flows

(in thousands)

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net loss	$(26,163)	$(27,176)	$(34,794)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	3,109	2,943	2,381
Gain (loss) on disposal of fixed assets, net	(36)
Non-cash expenses related to issuance of stock, warrants and options, and amortization of deferred compensation	2,156	1,984	2,533
Non-cash expenses related to issuance of stock, for an exclusive license agreement	—	—	970
Impairment of long-term investment	—	624	—
Allowance for receivables from related parties	200	700	—
Realized gain on sale of investment securities	(39)
Minority interests in loss of consolidated subsidiary	(7,125)	(7,741)	(6,594)
Non-cash deferred rent	(85)	(9)	17
Allowance for estimated contract losses	—	(155)	(140)
Change in
Accounts receivable	(581)	397	(679)
Costs and estimated earnings in excess of billings on uncompleted contracts	409	511	532
Inventory	416	(648)	(99)
Other current assets	(93)	(46)	(323)
Other assets	40	(206)	(59)
Accounts payable	(68)	(325)	(361)
Accrued liabilities	705	(47)	1,939
Billings in excess of costs and estimated earnings on uncompleted contracts	(177)	170	(359)
Research liability, current and long-term	923	1,025	—

Net cash used in operating activities	(26,409)	(27,999)	(35,036)

Cash flows from investing activities
Sales of investment securities	3,249	12,701	23,874
Purchases of investment securities	(9,080)	(246)	(8,556)
Sales of restricted investment securities	1,356	1,536	1,748
Purchases of restricted investment securities	(1,269)	(1,356)	(1,208)
Collections of receivables from related parties	20	—	25
Advances under receivables from related parties	—	(491)	(1,277)
Purchases of property and equipment	(1,549)	(1,354)	(3,769)
Proceeds from sale of fixed assets	4	—	—

Net cash provided by (used in) investing activities	(7,269)	10,790	10,837

The accompanying notes are an integral part of these financial statements

Microvision, Inc.

Consolidated Statement of Cash Flows (Continued)

(in thousands)

	Year ended December 31,
	2003	2002	2001
Cash flows from financing activities
Principal payments under capital leases	(90)	(180)	(324)
Principal payments under long-term debt	(63)	(57)	(53)
Payments received on subscriptions receivable	—	155	82
Net proceeds from issuance of common stock and warrants	32,924	11,576	11,532
Net proceeds from sale of subsidiary's equity to minority interests	1,735	—	21,242

Net cash provided by financing activities	34,506	11,494	32,479

Net increase (decrease) in cash and cash equivalents	828	(5,715)	8,280
Cash and cash equivalents at beginning of year	9,872	15,587	7,307

Cash and cash equivalents at end of year	$10,700	$9,872	$15,587

Supplemental disclosure of cash flow information
Cash paid for interest	$51	$59	$92

Supplemental schedule of non-cash investing and financing activities
Property and equipment acquired under capital leases	$8	$127	$56

Other non-cash additions to property and equipment	$66	$173	$—

Issuance of common stock and warrants for services	$159	$—	$—

Effect of change in interest in subsidiary from issuance of subsidiary common stock	$—	$—	$3,001

Issuance of subsidiary stock and stock options for services rendered	$—	$—	$1,013

The accompanying notes are an integral part of these financial statements

Microvision, Inc.

Notes to Consolidated Financial Statements

1.    The Company

        The Consolidated financial statements include the accounts of Microvision, Inc. ("Microvision"); a Delaware corporation, and its subsidiary Lumera Corporation ("Lumera"), a Washington corporation, (collectively the "Company"). In 2003, Microvision was reincorporated under the laws of the State of Delaware. Microvision was established to acquire, develop, manufacture and market scanned beam technology, which projects images using a single beam of light. Microvision has entered into contracts with commercial and U.S. government customers to develop applications using the scanned beam technology. Microvision has introduced two commercial products, Nomad, a see through head-worn display, and Flic, a hand-held bar code scanner. In addition, Microvision has produced and delivered various demonstration units using the Company's display technology. Microvision is working to commercialize additional products for potential defense, industrial, aviation, medical and consumer applications.

        Lumera, a majority owned subsidiary of Microvision, is a development stage company. Lumera was established to develop, manufacture and market optical devices using organic non-linear electro-optical chromophore materials ("Optical Materials"). Lumera is working to commercialize the devices for potential wireless networking and optical networking applications.

        The Company has incurred significant losses since inception. The Company believes that Microvision's cash, cash equivalent and investment securities balances totaling $21,200,000 at December 31, 2003, will satisfy its budgeted cash requirements through December 31, 2004 based on Microvision's current operating plan.

        The Company believes that Lumera's cash, cash equivalent and investment securities balances totaling $560,000 as of December 31, 2003, in addition to the $500,000 before issuance costs, raised on March 12, 2004, (see Note 18 "Subsequent Event") will satisfy Lumera's current budgeted cash requirements until April 2004. Lumera plans to seek additional financing in order to fund operations beyond April 2004. There can be no assurance that Lumera will obtain additional financing. Microvision is not contractually obligated to provide additional funding to Lumera and will not provide additional funds to Lumera unless Microvision believes that it has sufficient funds to finance Microvision's 2004 operating plan as well as any additional funding for Lumera.

        The Company's operating plan calls for the addition of sales, marketing, technical and other staff and the purchase of additional laboratory and production equipment. The Company's future expenditures and capital requirements will depend on numerous factors, including the progress of its research and development program, the progress in commercialization activities and arrangements, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments and the ability of the Company to establish cooperative development, joint venture and licensing arrangements There can be no assurance that additional financing will be available to the Company or that, if available, it will be available on terms acceptable to the Company on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements or planned revenues are not generated, the Company may be required to limit its operations substantially. This limitation of operations may include reduction in capital expenditures and reductions in staff and discretionary costs, which may include non-contractual Microvision and Lumera research costs. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can, directly or through arrangements with original equipment manufacturers, introduce products incorporating the scanned beam technology and optical polymer based products and the market acceptance and competitive position of such products.

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

Principles of consolidation

        The consolidated financial statements include the accounts of the Company and Lumera. As of December 31, 2003, Microvision owns 76%, 11% and 32% of the outstanding common stock, Series A convertible preferred stock and Series B convertible preferred stock of Lumera, respectively. The balance of Lumera is owned by public companies and private investors, directors, Microvision employees and the University of Washington ("UW"). Lumera's losses were first allocated to their common shareholders until such losses exceeded its common equity and then to its preferred shareholders pro rata in accordance with their respective ownership interest. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Inventory

        Inventory consists of raw material, work in process and finished goods for the Company's Nomad and Flic products. Inventory is recorded at the lower of cost or market with cost determined on the weighted-average method.

Restricted Investments

        Restricted investments represents certificates of deposit held as collateral for letters of credit issued in connection with a lease agreement for the corporate headquarters building. Substantially all of the balance is required to be maintained for the term of the lease, which expires in 2006.

Long-term investment

        In December 1999, the Company invested $624,000 in Gemfire Corporation ("Gemfire"), a privately held corporation. Gemfire is a developer of diode laser components for display applications. The Company accounts for the investment in Gemfire using the cost method.

        In June 2002, Gemfire announced a recapitalization plan that reduced the value of the Company's investment, as a result, in June 2002, the Company recorded an impairment for the entire value of the investment in Gemfire.

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

        Revenue from product shipments is recognized in accordance with Staff Accounting Bulletin No. 104 "Revenue Recognition." Revenue is recognized when there is sufficient evidence of an arrangement, the selling price is fixed and determinable and collection is reasonably assured. Revenue for product shipments is recognized upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. Provision is made for warranties at the time revenue is recorded. Warranty expense was not material during 2003, 2002 or 2001.

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

        The United States government accounted for approximately 49%, 83% and 93% of total revenue during 2003, 2002 and 2001, respectively. Three commercial enterprises represented 35%, 14% and 6% of total revenues during 2003, 2002, and 2001, respectively. The United States government accounted for approximately 34% and 80% of the accounts receivable balance at December 31, 2003 and 2002, respectively. In 2003, 27% of consolidated revenue was earned from development contracts with a single commercial customer.

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

Net loss per share

        Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods. Net loss per share assuming dilution is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities. Net loss per share assuming dilution for 2003, 2002 and 2001 is equal to basic net loss per share because the effect of dilutive securities outstanding during the periods, including options and warrants computed using the treasury stock method, is anti-dilutive. The dilutive securities and convertible securities that were not included in earnings per share were 6,295,000, 4,051,000, and 5,672,000 at December 31, 2003, 2002 and 2001, respectively.

Research and development

        Research and development costs are expensed as incurred. As described in Note 9, Lumera issued shares of its common stock in connection with a research agreement. The value of these shares is amortized over the period of the research agreement.

Fair value of financial instruments

        The Company's financial instruments include cash and cash equivalents, investment securities, accounts receivable, accounts payable, accrued liabilities, and long-term debt. The carrying amount of long-term debt at December 31, 2003 and 2002 was not materially different from the fair value based on rates available for similar types of arrangements.

Long-lived assets

        The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows and recognizes impairment of the carrying value of long-lived assets, if any, based on the fair value of such assets.

Research liability

        As described in Note 14, the Company recognizes expense under the Sponsored Research Agreement with the UW on a straight-line basis over the remaining term of the agreement. The Company has recorded a liability for difference between the expense recognized and cash payments. As of December 31, 2003. The Company had recognized cumulative expense of $6,323,000 and made cumulative cash payments of $4,375,000.

Stock-based compensation

        The Company and its subsidiary each have stock-based employee compensation plans, which are more fully described in Note 12.

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

        Total non-cash stock option expense related to employee and director awards was $271,000, $277,000, and $642,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Had compensation cost for employee and director options been determined using the fair values at the grant dates consistent with the methodology prescribed under SFAS 123, the Company's consolidated net loss available to common shareholders and associated net loss per share would have increased to the pro forma amounts indicated below (in thousands):

	Year ended December 31,
	2003	2002	2001
Net loss available for common shareholders, as reported	$(26,163)	$(27,176)	$(34,794)
Add: Stock-based employee compensation expense included in net loss available for common shareholders, as reported	266	270	618
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(8,915)	(16,410)	(18,954)

Net loss available for common shareholders, pro forma	$(34,812)	$(43,316)	$(53,130)

Net loss per share As reported	$(1.46)	$(1.93)	$(2.85)

Basic and diluted Pro forma	$(1.94)	$(3.08)	$(4.35)

New accounting pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." In December 2003, the FASB revised this interpretation. The Company is required to adopt the provisions of FIN 46 no later than March 31, 2004. At December 31, 2003, the Company does not own an interest in any entities which meet the definition of a "variable interest entity." As a result, the Company does not anticipate that the adoption of FIN 46 during the first quarter of 2004 will have a material impact on its results of operations, financial position, or cash flows.

        In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. On October 29, 2003, the FASB voted to defer the provisions of paragraphs 9 and 10 of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling interests. The Company adopted the non-deferred provisions of SFAS No. 150 effective July 1, 2003. The Company will evaluate the applicability of any changes to the deferred provisions upon their reissuance, but does not anticipate the adoption of these provisions to have a material impact on its financial position or results of operations.

3.    Long-term contracts

        Cost and estimated earnings in excess of billings on uncompleted contracts comprises amounts of revenue recognized on contracts that the Company has not yet billed to customers because the amounts were not contractually billable at December 31, 2003 and 2002. The following table summarizes when the Company will be contractually able to bill the balance as of December 31, 2003 and 2002.

	December 31,
	2003	2002
Billable within 30 days	$392,000	$821,000
Billable between 31 and 90 days	204,000	105,000
Billable after 90 days	68,000	147,000

	$664,000	$1,073,000

        The Company's current contracts with the U.S. government are primarily cost plus fixed fee type contracts. Under the terms of a cost plus fixed fee contract, the U.S. government reimburses the Company for negotiated actual direct and indirect cost incurred in performing the contracted services. The Company is under no obligation to spend more than the contract value to complete the contracted services. The period of performance is generally one year. Each of the Company's contracts with the United States government can be terminated for convenience by the government at any time.

        In April 2003, the Company entered into a $2,200,000 contract modification with the U.S. Army's Aviation Applied Technology Directorate to continue work on an advanced helmet mounted display and imaging system to be used in the Virtual Cockpit Optimization Program.

        In April 2003, the Company entered into a $1,600,000 contract modification with the U.S. Army's Medical Research Acquisition Activities, Telemedicine and Advanced Technology Research Center to continue development of a mobile wireless personal display system for medical applications.

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

        In August 2002, the Company entered into a $1,100,000 contract modification with the U.S. Army's Medical Research Acquisition Activities Telemedicine and Advanced Technology Research Center to continue development of a mobile wireless personal display system for medical applications.

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

        The following table summarizes the costs incurred on the Company's revenue contracts:

	December 31, 2003	December 31, 2002
Costs and estimated earnings incurred on uncompleted contracts	$15,478,000	$18,909,000
Billings on uncompleted contracts	(14,867,000)	(18,066,000)

	$611,000	$843,000

Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$664,000	$1,073,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(53,000)	(230,000)

	$611,000	$843,000

4.    Investments available-for-sale

        The following table summarizes the composition of the Company's available-for-sale investment securities at December 31, 2003 and 2002.

	December 31,
	2003	2002
U.S. government debt securities	$6,976,000	$3,768,000
U.S. corporate debt securities	4,102,000	1,536,000

	$11,078,000	$5,304,000

        The fair value of the available-for-sale investment securities by contractual maturity at December 31, 2003 is as follows:

Fair value
Due in one year or less	$11,078,000
Due in one year through two years	—
Due in two years through three years	—

$11,078,000

5.    Inventory

        Inventory consists of the following:

	December 31, 2003	December 31, 2002
Raw materials	$98,000	$456,000
Work in process	—	92,000
Finished goods	233,000	199,000

	$331,000	$747,000

6.    Accrued liabilities

        Accrued liabilities consist of the following:

	December 31,
	2003	2002
Bonuses	$1,487,000	$1,413,000
Payroll and payroll taxes	858,000	831,000
Compensated absences	508,000	512,000
Taxes other than income taxes	429,000	324,000
Facility closing cost	431,000	—
Professional fees	236,000	408,000
Relocation	205,000	196,000
Subcontractors	81,000	163,000
Other	929,000	462,000

	$5,164,000	$4,309,000

7.    Property and equipment, net

        Property and equipment consists of the following:

	December 31,
	2003	2002
Lab and production equipment	$7,152,000	$6,261,000
Leasehold improvements	4,666,000	4,606,000
Computer hardware and software	3,874,000	3,648,000
Office furniture and equipment	1,030,000	1,043,000

	16,722,000	15,558,000
Less: Accumulated depreciation	(10,764,000)	(7,886,000)

	$5,958,000	$7,672,000

8.    Receivables from related parties

        In 2000, the Board of Directors authorized the Company to provide unsecured lines of credit to each of the Company's three senior officers. The limit of the line of credit is three times the executives' base salary less any amounts outstanding under the Executive Option Exercise Note Plan. In 2002 and 2001, the Board of Directors authorized a $200,000 and $500,000 addition, respectively, to the limit for one senior officer. The lines of credit carry interest rates of 5.4% to 6.2%. The lines of credit must be repaid within one year of the senior officer's termination or within thirty days of demand by the Company in the event of a plan termination, provided that in the event of such a demand the senior officer may elect to deliver a promissory note with a one-year term in lieu of payment. At December 31, 2003 and 2002, a total of $2,723,000 and $2,743,000, respectively, was outstanding under the lines of credit.

        The Company determined that one of its senior officers may have insufficient net worth and short-term earnings potential to repay loans outstanding under the Company's lines of credit. In 2003 and 2002 the Company recorded an allowance for doubtful accounts for receivables from senior officers of $200,000 and $700,000, respectively. The balance of the allowance for doubtful accounts for receivables from senior officers was $900,000 and $700,000 at December 31, 2003 and 2002, respectively.

        Under current SEC rules, the Company is prohibited from changing the repayment terms of the lines of credit. No repayments have been made on the outstanding lines of credit. At December 31, 2003, the Company reclassified the loan balance to shareholder's equity under the guidance provided by the SEC for loans to shareholders due to the absense of any repayment of the loans to date. The Company has no plans to forgive the principal balance outstanding of the lines of credit.

        In 2000, three executive officers of the Company exercised a total of 128,284 stock options, in exchange for full recourse notes totaling $285,000. These notes bear interest at 4.6% to 6.2% per annum. Each note is payable in full upon the earliest of (1) a fixed date ranging from January 31, 2001 to December 31, 2004 depending on the expiration of the options exercised; (2) the sale of all of the shares acquired with the note; (3) on a pro rata basis upon the partial sale of shares acquired with the note, or (4) within 90 days of the officer's termination of employment. At both December 31, 2003 and 2002, a total of $165,600 was outstanding under the full recourse notes. The notes are included as subscriptions receivable from related parties in shareholders' equity on the consolidated balance sheet.

        The interest on both the lines of credit and the full recourse notes is forgiven if the executive is an employee of the Company at December 31 of the respective year. Compensation expense of $163,000 and $159,000 was recognized in 2003 and 2002, respectively, for interest forgiven.

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

        In January 2001, Lumera issued 802,000 shares of Lumera Class A common stock to the UW at a value of $3.75 per share in connection with the research agreement described in Note 13. Shares of Lumera Class A common stock have one vote per share. The valuation of the shares issued to the UW was more than the per share carrying amount of the Company's interest in Lumera. Although the Company's percentage ownership in Lumera was reduced as a result of this transaction, the increased value of Lumera stock on the change in ownership interest resulted in a gain for the Company. The amount of the gain of $3,001,000 resulting from the revaluation of the Company's interest in Lumera was credited to paid-in capital.

        In March 2001, Lumera issued 2,400,000 shares of its Series A preferred stock at a price of $10.00 per share. Included in this total were 264,000 shares issued to the Company in repayment of intercompany borrowings. The Lumera Series A preferred stock is convertible into shares of Lumera Class A common stock and has voting rights equivalent to the Class A common stock. Holders of the Lumera Series A preferred stock are entitled to receive noncumulative dividends at a rate of $0.60 per share per annum, when and if declared by Lumera's Board of Directors. On any liquidation of Lumera, each holder of Lumera Series A preferred stock is entitled to receive an amount of $10.00 per share in preference to any distribution to the holders of Lumera common stock. Upon full payment of the Series A preferences, the holders of Lumera preferred and common stock share in any further distributions based on the number of shares of common stock held (on an as converted basis) until the holders of the Lumera Series A preferred stock receive an aggregate of $30.00 per share. Thereafter, any remaining funds and assets of Lumera are distributed pro rata among the holders of the common stock. While not redeemable, the Series A preferred stock contains a provision which, in the event of a change in control of Lumera, gives the holders of the preferred stock the right to receive a cash distribution equal to the liquidation preference on the preferred stock.

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

        In October 2002, Lumera paid $200,000 and issued a warrant to purchase 164,000 shares of Lumera Class A Common Stock at an exercise price of $3.65 per share to Arizona Microsystems, Inc. in exchange for a license of certain Arizona Microsystems, Inc. technology. The warrant expires 10 years following the date of grant, and vests 25% on the date of grant and 25% annually from the date of grant. The warrant was valued at the date of grant at $133,000. The total purchase price of $333,000 was recorded as capitalized licensing costs and is included in "Other Assets" at December 31, 2002. The fair value of the warrant was estimated using the Black Scholes option pricing model with a stock price of $0.98 per share, dividend yield of zero percent; expected volatility of 100%; risk-free interest rate of 4.0% and expected life of ten years. Lumera is required to pay an additional $200,000 to Arizona Microsystems, Inc. if Lumera completes financing transactions accumulating to greater than $10,000,000.

        In August 2003, Lumera raised $1,900,000, before issuance costs of $34,000, from the sale of 944,000 shares of Series B convertible preferred stock to Microvision and other purchasers. Microvision purchased 434,000 of these shares for an aggregate purchase price of $868,000. In October 2003, Lumera raised $782,000 before issuance costs of $32,000, from the sale of 391,000 shares of Series B convertible preferred stock. Microvision did not purchase additional shares of Series B preferred stock in the October 2003 offering. Each share of Series B preferred stock is convertible into one share of Lumera common stock. The Lumera Series B preferred stock is convertible into shares of Lumera Class A common stock and has voting rights equivalent to the Class A common stock. Holders of the Lumera Series B preferred stock are entitled to receive noncumulative dividends at a rate of $0.12 per share per annum, when and if declared by Lumera's Board of Directors. On any liquidation of Lumera, each holder of Lumera Series B preferred stock is entitled to receive an amount of $2.00 per share in preference to any distribution to the holders of Lumera common stock. Upon full payment of the Series B preferences, the holders of Lumera preferred and common stock share in any further distributions based on the number of shares of common stock held

(on an as converted basis) until the holders of the Lumera Series B preferred stock receive an aggregate of $6.00 per share. Thereafter, any remaining funds and assets of Lumera are distributed pro rata among the holders of the common stock. While not redeemable, the Series B preferred stock contains a provision which, in the event of a change in control of Lumera, gives the holders of the preferred stock the right to receive a cash distribution equal to the liquidation preference on the preferred stock.

        In August 2003, Lumera issued options to purchase an aggregate of 164,000 shares of its Class A Common Stock to two consultants in connection with entering into certain consulting agreements. Each holder was granted a warrant to purchase up to 82,000 shares of Class A Common Stock at a price of $3.65 per share with a ten year life. In aggregate, 41,000 of the options were vested on the grant date. The remaining 123,000 shares vest one-third on each subsequent annual anniversary of the grant date and are subject to remeasurement at each balance sheet date during the vesting period. The deferred compensation and liability related to these options is being amortized to non-cash compensation expense over the two year period of service under the agreements. The aggregate value of both options was estimated at $136,000 at the grant date and December 31, 2003. Total non-cash compensation expense was $32,000 for the year ended December 31, 2003. The fair values of the options were estimated at the grant date and December 31, 2003, using the Black-Scholes option pricing model with the following weighted-average assumptions: underlying security fair market value of $0.98, dividend yield of zero percent; expected volatility of 100% for both measurement dates; risk-free interest rates of 4.4% and 4.3%; and expected lives of 10 and 9.7 years, respectively.

        Lumera common stock, Series A preferred stock and Series B preferred stock are eliminated in consolidation with Microvision interests in Lumera common stock, Series A preferred stock, Series B preferred stock and options and warrants to purchase equity in Lumera held by investors other than the Company, and are presented as minority interests on the Company's consolidated balance sheet. A reconciliation of the changes in ownership interests is as follows (in thousands):

	Minority Interests
	Common	Preferred	Total	Microvision	Total
Balance at December 31, 2000	—	—	—	(2,798)	(2,798)
Issuance of common stock to UW	3,009	—	3,009	—	3,009
Change in interest	(3,001)	—	(3,001)	3,001	—
Issuance of preferred stock, net	—	21,242	21,242	2,640	23,882
Options and warrants	168	—	168	719	887
Loss allocation for 2001	(8)	(6,586)	(6,594)	(3,045)	(9,639)

Balance at December 31, 2001	168	14,656	14,824	517	15,341
Options and warrants	140	—	140	—	140
Loss allocation for 2002	—	(7,741)	(7,741)	(957)	(8,698)

Balance at December 31, 2002	308	6,915	7,223	(440)	6,783
Issuance of preferred stock, net	—	1,735	1,735	868	2,603
Options and warrants	14	—	14	—	14
Loss allocation for 2001	—	(7,125)	(7,125)	(958)	(8,083)

Balance at December 31, 2003	$322	$1,525	$1,847	$(530)	$1,317

10.    Common stock

        As described in Note 13 "Commitments and Contingencies", in February 2001 the Company issued 37,000 shares of common stock valued at $1,000,000 to the UW in connection with the purchase of an exclusive license agreement.

        In October 2001, the Company raised $11,000,000 (before issuance costs) upon issuance of 971,000 shares of common stock to a group of private investors. The investors also acquired fully vested warrants to purchase an aggregate of 146,000 shares of common stock at a price of $14.62 per share for a period of four years. The exercise price of the warrants was greater than the fair market value of the common stock on the date of issue.

        In March 2002, the Company raised $6,028,000 (before issuance costs) upon issuance of 524,000 shares of common stock to a group of private investors.

        In July 2002, the Company raised $3,000,000 (before issuance costs) upon issuance of 938,000 shares of common stock to a group of private investors. The investors also acquired fully vested warrants to purchase 234,000 shares of common stock at a price of $4.80 per share, for a period of five years. The exercise price of the warrants was greater than the fair market value of the common stock on the date of issue.

        In August 2002, the Company raised $3,000,000 (before issuance costs) upon issuance of 686,000 shares of common stock to a group of private investors. The investors also acquired fully vested warrants to purchase 137,000 shares of common stock at a price of $6.56 per share, for a period of five years. The exercise price of the warrants was greater than the fair market value of the common stock on the date of issue.

        In March 2003, the Company raised $12,560,000, before issuance costs of $970,000, from the sale of 2,644,000 shares of common stock and warrants to purchase 529,000 shares of common stock at an exercise price of $6.50 per share. Each share of common stock and accompanying partial warrant was sold for $4.75. The warrants are first exercisable in September 2003 and expire in March 2008. The exercise price of the warrants was greater than the fair market value of the common stock on the date of issue.

        In August 2003, the Company issued 8,600 fully vested shares of Microvision common stock to a professional services firm in connection with consulting services provided to the Company. The shares were valued at $7.28, the closing price on the date of issuance, and the full value of the shares, $63,000, was charged to non-cash compensation at the time of issuance.

        In November 2003, the Company raised $22,250,000, before issuance costs of $1,454,000, from the sale of 3,560,000 shares of common stock to a group of private investors.

11.    Warrants

        In September 2003, Microvision issued two warrants to purchase an aggregate of 70,000 shares of common stock to a third party in exchange for services provided to the Company. One warrant grants the holder the right to purchase up to 60,000 shares of common stock at a price of $7.50 per share. The warrant vests in three equal tranches on the date of grant, in December 2003, and March 2004. The other warrant grants the holder the right to purchase up to 10,000 shares at a price of $12.00 per share and vests in March 2004. The unvested warrants are subject to remeasurement at each balance sheet date. The deferred compensation related to these warrants is being amortized to non-cash compensation expense over the fourteen month service period of the agreement. Non-cash amortization expense related to these warrants was $192,000 for 2003. The total value of the warrants was estimated on December 31, 2003 and the grant date at $318,000 and $328,000, respectively. The fair values of the warrants were estimated on the date of grant and December 31, 2003, using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatilities of 83%, risk-free interest rates of 2.7% and dividend yields of zero percent. The expected lives used at the measurement dates above were 4 years and 3.9 years, respectively.

        In August 2000, the Company issued warrants to purchase an aggregate of 200,000 shares of common stock to two consultants in connection with entering into certain consulting agreements with the Company. One of the consultants subsequently became a director. The warrants grant each of the holders the right to purchase up to 100,000 shares of common stock at a price of $34.00 per share. The warrants to purchase an aggregate of 150,000 shares vested over three years and were subject to remeasurement at each balance sheet date during the vesting period. The remaining warrants to purchase an aggregate of 50,000 shares had a measurement date at the time of grant. The deferred compensation related to these warrants is being amortized to non-cash compensation expense over the five-year period of service under the agreements. The total original value of both warrants was estimated at $5,476,000. Due to stock price fluctuations, the subsequent values for those warrants subject to remeasurement were estimated at $2,975,000, $2,979,000 and $3,441,000 as of June 7, 2003, December 31, 2002 and 2001, respectively. On June 7, 2003, the warrants became fully vested and the value of both warrants was fixed. Total non-cash amortization expense was $595,000, $542,000 and $775,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The fair values of the warrants were estimated at June 7, 2003, December 31, 2002 and 2001, using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of zero percent; and expected volatility of 83% for all measurement dates; risk-free interest rates of 4.0%, 5.0% and 5.9%; and expected lives of 7.4, 8.1 and 9.2 years.

        The following summarizes activity with respect to Microvision common stock warrants during the three years ended December 31, 2003:

	Shares	Weighted- average exercise price
Outstanding at December 31, 2000	463,000	$29.11
Granted:
Exercise price greater than fair value	158,000	14.62
Exercise price less than fair value	1,000	8.00
Exercised	(7,000)	11.57
Canceled/expired	—	—

Outstanding at December 31, 2001	615,000	25.55
Granted:
Exercise price greater than fair value	372,000	5.45
Exercised	(5,000)	8.00
Canceled/expired	(7,000)	8.00

Outstanding at December 31, 2002	975,000	18.10
Granted:
Exercise price greater than fair value	539,000	6.60
Exercise price less than fair value	60,000	7.50
Exercised	—	—
Canceled/expired	—	—

Outstanding at December 31, 2003	1,574,000	$13.76

Exercisable at December 31, 2003	1,544,000	$13.85

        The following table summarizes information about the weighted-average fair value of Microvision common stock warrants granted:

	Year ended December 31,
	2003	2002	2001
Exercise price greater than fair value	$1.69	$1.29	$5.82
Exercise price less than fair value	4.10	—	18.39

        The following table summarizes information about Microvision common stock warrants outstanding and exercisable at December 31, 2003:

	Warrants outstanding			Warrants exercisable
Range of exercise prices	Number outstanding at December 31, 2003	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable at December 31, 2003	Weighted- average exercise price
		(years)
$ 4.80-$ 6.50	763,000	3.99	$5.98	763,000	$5.98
$ 6.56-$ 7.50	197,000	3.67	6.85	177,000	6.77
$12.00-$14.62	180,000	1.70	14.33	170,000	14.47
$16.00-$20.32	179,000	0.30	19.09	179,000	19.09
$34.00	200,000	6.61	34.00	200,000	34.00
$53.00-$61.13	55,000	1.28	53.73	55,000	53.73

$ 4.80-$61.13	1,574,000			1,544,000

        The fair value of the Microvision common stock warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of zero percent and expected volatility of 83% for all years; risk-free interest rates of 2.1%, 2.2% and 2.9%; and expected lives of 3, 2 and 2 years, respectively.

12.    Options

        The Company has several stock option plans ("Option Plans") that provide for granting incentive stock options ("ISOs") and nonqualified stock options ("NSOs") to employees, directors, officers and certain non-employees of the Company as determined by the Board of Directors, or its designated committee ("Plan Administrator"). The Company deems the fair market value of its stock on any given trading day to be the closing price of its stock on the Nasdaq National Market on that date.

        In December 2003, the Board of Directors authorized extending the original expiration date for all outstanding employee options with original expiration terms of less than 10 years. Under terms of the offer, employees could extend the life of options that had original lives less than ten years by five years from the original expiration date. No other terms of the options were amended. All options with lives less than 10 years were fully vested on the offer date. The extensions were voluntary and, in total, holders elected to extend 263,000 of the 264,000 eligible shares. At the time of the extensions, the company recorded $145,000 in non-cash compensation expense for the excess of the fair market value of the common stock over the relevant exercise price of the options on the modification date.

        In November 2002, the Company offered to exchange most of its outstanding options to purchase common stock for new options scheduled to be granted on or after June 11, 2003. All eligible options that were properly submitted for exchange were accepted and cancelled effective December 10, 2002. Employees tendered options to purchase an aggregate of 2,521,714 shares of the Company's common stock. Under the terms of the exchange program, the Company granted new options to purchase an aggregate of 1,731,825 shares of the Company's common stock on June 13, 2003. The exercise price of the new options was $7.00 per share.

        In May 2002, shareholders approved an amendment to the 1996 Stock Option Plan, increasing the number of shares reserved for the Plan by 2,500,000 to 8,000,000. The shareholders also approved amendments to the Independent Director Stock Option Plan ("Director Option Plan") that increased the total shares reserved for the Plan by 350,000 to 500,000 shares; established a fully vested option grant to purchase 15,000 shares to each independent director upon initial election or appointment to the Board of Directors; increased the number of shares granted in the annual initial and reelection grants from 5,000 to 15,000; granted a one-time option to each independent director to purchase 10,000 shares; and, authorized the Board of Directors to make discretionary grants.

        In October 2001, the Board of Directors granted the independent directors options to purchase an aggregate of 57,232 shares subject to shareholder approval. In May 2002, the shareholders approved the grants.

        For Option Plan grants, other than non-discretionary grants to directors, the date of grant, option price, vesting period and other terms specific to options granted are determined by the Plan Administrator. The specific terms of Mandatory Director Grants are specified by the plan document.

        Stock options issued under the Option Plans, other than the Director Option Plan, generally have vesting ranges from three years to four years; expirations of 10 years; and exercise prices greater than or equal to the fair market value of the Company's stock on the date of grant.

        The Director Option Plan provides for two types of Mandatory Grants: a fully vested option to purchase 15,000 shares of common stock to each independent director upon initial election or appointment to the Board of Directors, and an additional initial or annual reelection option to purchase 15,000 shares of common stock, which vests no later than the Company's subsequent regularly scheduled annual shareholders' meeting. For both types of Mandatory Grants, the exercise prices are set equal to the average closing price of the Company's common stock as reported on the Nasdaq National Market during the ten trading days prior to the date of grant and have ten year terms. Upon leaving the Board, the director's grants remain exercisable until their expiration dates.

        During 2001, the Company issued 462,000 options, outside of its stock option plans, to employees who are not executive officers of the Company. The terms and conditions of these options issued are the same as those issued under the Option Plans, except for the vesting provisions. These grants vest 25% on the grant date, 25% six months from the grant date, 25% one year from grant date and 25% eighteen months from grant date.

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

        The following table summarizes activity with respect to Microvision common stock options for the three years ended December 31, 2003:

	Shares	Weighted- average exercise price
Outstanding at December 31, 2000	3,054,000	$24.65
Granted:
Exercise price greater than fair value	1,566,000	18.35
Exercise price equal to fair value	934,000	19.24
Exercise price less than fair value	70,000	13.52
Exercised	(92,000)	11.85
Forfeited	(475,000)	27.30

Outstanding at December 31, 2001	5,057,000	21.52
Granted:
Exercise price greater than fair value	106,000	10.23
Exercise price equal to fair value	694,000	9.71
Exercised	(3,000)	7.40
Cancelled under exchange program	(2,522,000)	24.63
Forfeited	(256,000)	20.28

Outstanding at December 31, 2002	3,076,000	16.03

Granted:
Exercise price greater than fair value	1,935,000	7.15
Exercise price equal to fair value	378,000	6.76
Exercise price less than fair value	197,000	6.93
Exercised	(82,000)	6.60
Forfeited	(783,000)	10.06

Outstanding at December 31, 2003	4,721,000	$12.43

Exercisable at December 31, 2003	3,030,000	$13.56

        The following table summarizes information about the weighted-average fair value of Microvision common stock options granted:

	Year ended December 31,
	2003	2002	2001
Exercise price greater than fair value	$3.19	$5.45	$8.89
Exercise price equal to fair value	4.26	6.58	12.84
Exercise price less than fair value	2.69	—	8.68

        The following table summarizes information about Microvision common stock options outstanding and exercisable at December 31, 2003:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2003	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable at December 31, 2003	Weighted- average exercise price
		(years)
$ 3.25-$ 3.25	5,000	8.55	$3.25	1,000	$3.25
$ 3.37-$ 5.25	96,000	8.59	4.36	21,000	4.41
$ 5.32-$ 6.21	140,000	9.23	5.93	13,000	5.43
$ 6.25-$ 7.02	1,808,000	9.21	6.97	932,000	6.95
$ 7.06-$10.21	498,000	7.88	8.88	304,000	8.89
$10.31-$15.00	1,439,000	7.23	14.27	1,282,000	14.56
$15.13-$20.00	227,000	7.08	18.34	142,000	18.40
$20.25-$30.88	233,000	7.04	25.33	146,000	25.27
$31.11-$42.94	266,000	6.33	35.02	182,000	35.39
$47.13-$60.75	9,000	6.18	49.26	7,000	49.26

$ 3.25-$60.75	4,721,000			3,030,000

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

        The following table summarizes activity with respect to Lumera common stock options for the period from inception to December 31, 2003:

	Shares	Weighted- average exercise price
Outstanding at December 31, 2000	167,000	$1.01
Granted:
Exercise price greater than fair value	412,000	10.00
Exercise price equal to fair value	99,000	4.23
Exercised	—	—
Forfeited	(43,000)	0.76

Outstanding at December 31, 2001	635,000	7.36
Granted:
Exercise price equal to fair value	96,000	10.00
Forfeited	(98,000)	4.63

Outstanding at December 31, 2002	633,000	8.18
Granted:
Exercise price greater than fair value	309,000	3.38
Forfeited	(37,000)	10.00

Outstanding at December 31, 2003	905,000	$6.47

Exercisable at December 31, 2003	463,000	$7.26

        Lumera options outstanding at December 31, 2003, 2002 and 2001 had a weighted average contractual lives of 8.2, 8.5 and 9.4 years, respectively.

        The following table summarizes consolidated non-cash compensation expense related to options and warrants:

	2003	2002	2001
Lumera stock issued to the University of Washington	$1,003,000	$1,003,000	$844,000
Company and Lumera stock options issued to consultants	882,000	571,000	1,047,000
Lumera stock warrant issued to Arizona Microsystems	—	133,000	—
Company and Lumera stock options issued to employees	270,000	219,000	411,000
Company stock and options issued to Independent directors	1,000	58,000	231,000

	$2,156,000	$1,984,000	$2,533,000

Fair Value Disclosures

        The fair values of Microvision common stock options granted were estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of zero percent; expected volatility of 83% for all years; risk-free interest rates of 2.2%, 4.2% and 4.1%; and expected lives of 3, 5 and 4 years. Actual forfeitures of 25.4%, 54.9% and 15.5% were used for the years ended December 31, 2003, 2002 and 2001, respectively. Excluding shares cancelled under the voluntary extension for grants with terms less than ten years, the actual forfeiture rate for 2003 was 16.3%. Excluding shares cancelled under the November 1, 2002 voluntary stock option exchange offer, the actual forfeiture rate for 2002 was 5.0%.

        The fair values of the options granted by Lumera was estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of zero percent; expected volatility of zero percent for all years; risk-free interest rates of 3.8%, 4.6% and 4.5%; and expected lives of 7, 7 and 6 years. Actual forfeitures of 5.8%, 15.4% and 10.0% were used for the years ended December 31, 2003, 2002 and 2001, respectively.

13.    Commitments and contingencies

Agreements with the University of Washington

        In October 1993, the Company entered into a Research Agreement and an exclusive license agreement ("License Agreement") with the UW. The License Agreement grants the Company the rights to certain intellectual property, including the technology being subsequently developed under the Microvision research agreement ("Research Agreement"), whereby the Company has an exclusive, royalty-bearing license to make, use and sell or sublicense the licensed technology. In consideration for the license, the Company agreed to pay a one-time nonrefundable license issue fee of $5,134,000. Payments under the Research Agreement were credited to the license fee. In addition to the nonrefundable fee, which has been paid in full, the Company is required to pay certain ongoing royalties. Beginning in 2001, the Company is required to pay the UW a nonrefundable license maintenance fee of $10,000 per quarter, to be credited against royalties due.

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

        Under the terms of the Sponsored Research Agreement, Lumera issued 802,000 shares of Lumera's Class A common stock. The shares were vested in full by mutual agreement between the UW and Lumera on January 8, 2001. The estimated fair value of the shares issued was $3,009,000 and has been recorded as prepaid research and development expense, and will be amortized over the term of the research plan. Amortization expense of $1,003,000, $1,003,000 and $844,000 was recorded as non-cash compensation expense in 2003, 2002 and 2001, respectively. The balance in prepaid research expenses at December 31, 2003, December 31, 2002 and December 31, 2001 was $159,000, $1,162,000 and $2,165,000, respectively.

        In connection with the Sponsored Research Agreement, Lumera agreed to pay an aggregate of $9,000,000 in quarterly payments over three years. The first payment was made upon Lumera's acceptance of the UW research plan on February 26, 2001.

        In February 2002, Lumera and the UW amended the Sponsored Research Agreement to extend quarterly payments and performance through 2005. In March 2003, Lumera and the UW entered into a second amendment to the Sponsored Research Agreement, which deferred certain 2003 payments until 2004. The amounts deferred under this second amendment were due on April 1, 2004.

        In November 2003, Lumera and the UW entered into a third amendment to the Sponsored Research Agreement. Under the terms of the amendment, Lumera's payment obligation to the UW is reduced to $125,000 per quarter from October 1, 2003 to September 30, 2004, and $300,000 for the quarter ending December 31, 2004. If Lumera and the UW agree to extend the Sponsored Research Agreement though 2006, Lumera would be required to pay the UW $325,000 per quarter in 2005 and $375,000 per quarter in 2006. The amendment requires Lumera to make its unpaid payments of $2,000,000 by May 2005, unless making the payment would materially adversely affect Lumera's ability to continue operations.

        Under the terms of the third modification, Lumera's payment obligation to the University of Washington is reduced to $7,050,000 from $9,000,000. Lumera has made payments to the Univerysity of Washington of $1,000,000, $1,125,000 and $2,250,000 and recognized expense of $1,924,000, $2,400,000 and $2,000,000 during 2003, 2002 and 2001, respectively under the Sponsored Research Agreement.

        Lumera has also conditionally committed to provide $300,000 per year to the UW during the original three-year term of the Sponsored Research Agreement for additional research related to the Optical Materials. Lumera has paid $800,000 of this conditional commitment as of December 31, 2003.

        Under the terms of the agreements, Lumera is also required to pay certain costs related to filing and processing of patents and copyrights related to the agreements. Additionally, Lumera will pay certain ongoing royalties.

        As described in Note 9, Lumera is required to make an additional payment of $200,000 to Arizona Microsystems, Inc. if Lumera completes financing transactions accumulating to greater than $10,000,000.

Litigation

        The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently party to any legal proceedings that management believes the adverse outcome of which would have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

        The Company entered into a 42 month facility lease in July 2002 for office space in San Mateo, California. The Company has entered into a sublease agreement for this office space. Future minimum rental commitments under capital and operating leases for years ending December 31 are as follows:

	Capital leases	Operating leases
2004	$68,000	$1,988,000
2005	36,000	1,992,000
2006	—	473,000
2007	—	46,000
2008	—	—
Thereafter	—	—

Total minimum lease payments	104,000	$4,499,000

Less: Amount representing interest	(8,000)

Present value of capital lease obligations	96,000
Less: Current portion	(62,000)

Long-term obligation at December 31, 2003	$34,000

        Operating lease commitments amounts do not include the impact of contractual sublease receipts of $179,000 and $144,000 for the years ended December 31, 2004 and 2005, respectively.

        The capital leases are collateralized by the related assets financed and by security deposits held by the lessors under the lease agreements. The cost and accumulated depreciation of equipment under capital leases was $1,160,000 and $928,000, respectively, at December 31, 2003 and $1,231,000 and $810,000 respectively, at December 31, 2002.

        Rent expense was $2,302,000, $1,639,000 and $1,557,000, for 2003, 2002 and 2001, respectively. Rent expense in 2003 includes $540,000 for the closure of the Company's facility in San Mateo, California.

Long-term debt

        During 1999, the Company entered into a loan agreement with the lessor of the Company's corporate headquarters to finance $420,000 in tenant improvements. The loan carries a fixed interest rate of 10% per annum, is repayable over the initial term of the lease, which expires in 2006, and is secured by a letter of credit.

14.    Income taxes

        A provision for income taxes has not been recorded for 2003, 2002 or 2001 due to valuation allowances placed against the net operating losses and deferred tax asset arising during such periods. A valuation allowance has been recorded for deferred tax assets because based on the Companies' history of losses since inception, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets.

        At December 31, 2003, Microvision has net operating loss carry forwards of approximately $139,268,000, for federal income tax reporting purposes. In addition, Microvision has research and development tax credits of $1,927,000. The net operating loss carry forwards and research and development credits available to offset future taxable income, if any will expire in varying amounts from 2008 through 2023 if not previously utilized. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of the Microvision's stockholders during any three-year period would result in limitations on the Microvision's ability to utilize its net operating loss carry forwards. The Company has determined that such a change occurred during 1995 and the annual utilization of loss carry forwards generated through the period of that change will be limited to approximately $761,000. An additional change occurred in 1996; and the limitation for losses generated in 1996 is approximately $1,600,000.

        Lumera files a separate tax return. At December 31, 2003, Lumera has net operating loss carry forwards of approximately $27,241,000 for federal income tax reporting purposes. In addition, Lumera has research and development tax credits of $692,000. The net operating loss carry forwards and research and development credits available to offset future taxable income, if any will expire in varying amounts from 2020 through 2023, if not previously utilized.

        Deferred tax assets are summarized as follows:

	December 31,
	2003	2002
Net operating loss carry forwards—Microvision	$47,351,000	$39,684,000
Net operating loss carry forwards—Lumera	9,262,000	6,784,000
R&D credit carry forwards—Microvision	1,927,000	2,127,000
R&D credit carry forwards—Lumera	692,000	273,000
Other	4,281,000	3,191,000

	63,513,000	52,059,000
Less: Valuation allowance	(63,513,000)	(52,059,000)

Deferred tax assets	$—	$—

        The valuation allowance and the research and development credit carry forwards account for substantially all of the difference between the Company's effective income tax rate and the Federal statutory tax rate of 34%.

        Certain net operating losses arise from the deductibility for tax purposes of compensation under nonqualified stock options equal to the difference between the fair value of the stock on the date of exercise and the exercise price of the options. For financial reporting purposes, the tax effect of this deduction when recognized is accounted for as a credit to shareholders' equity.

15.    Retirement savings plan

        The Company has a retirement savings plan ("the Plan") that qualifies under Internal Revenue Code Section 401(k). The Plan covers all qualified employees. Contributions to the Plan by the Company are made at the discretion of the Board of Directors.

        In February 2000, the Board of Directors approved a plan amendment to match 50% of employee contributions to the Plan up to 6% of the employee's per pay period compensation, starting on April 1, 2000. During 2003, 2002 and 2001, the Company contributed $392,000, $351,000 and $271,000, respectively, to the Plan under the matching program.

16.    Segment Information

        The Company is organized into two segments—Microvision, which is engaged in scanned beam displays and related technologies, and Lumera, which is engaged in optical systems components technology. The segments were determined based on how management views and evaluates the Company's operations.

        The accounting policies used to derive reportable segment results are generally the same as those described in Note 2, "Summary of Significant Accounting Policies."

        A portion of each segments' administration expenses arise from shared services and infrastructure that Microvision has provided to both segments in order to realize economies of scale and to efficiently use resources. These efficiencies include costs of certain legal, accounting, human resources and other Microvision corporate and infrastructure costs. These expenses are allocated to the segments and the allocation has been determined on a basis that the Company considered to be a reasonable reflection of the utilization of services provided to, or benefits received by, the segments.

        The following tables reflect the results of the Company's reportable segments under the Company's management system. The performance of each segment is measured based on several metrics. These results are used, in part, by management, in evaluating the performance of, and in allocation of resources to, each of the segments (in thousands).

	Year ended December 31, 2003
	Microvision	Lumera	Elimination	Total
Revenues	$12,927	$1,725	$—	$14,652
Cost of revenue	6,032	1,014	—	7,046
Research and development expense	16,755	6,561	—	23,316
Marketing, general and administrative expense	14,557	1,270	—	15,827
Non-cash compensation expense	1,115	1,041	—	2,156
Interest income	342	39	—	381
Interest expense	51	—	—	51
Segment loss	25,205	8,083	(7,125)	26,163
Depreciation	1,924	1,185	—	3,109
Expenditures for capital assets	1,094	455	—	1,549
Segment assets	37,224	4,058	(7,364)	33,918

	Year ended December 31, 2002
	Microvision	Lumera	Elimination	Total
Revenues	$14,971	$946	$—	$15,917
Cost of revenue	6,667	330	—	6,997
Research and development expense	18,362	7,157	—	25,519
Marketing, general and administrative expense	15,577	1,221	—	16,798
Non-cash compensation expense	841	1,143	—	1,984
Interest income	860	199		1,059
Interest expense	59	—	—	59
Segment loss	26,219	8,698	(7,741)	27,176
Depreciation	1,894	1,049	—	2,943
Expenditures for capital assets	792	562	—	1,354
Segment assets	30,144	8,589	(6,466)	32,267
	Year ended December 31, 2001
	Microvision	Lumera	Elimination	Total
Revenues	$9,902	$860	$—	$10,762
Cost of revenue	5,799	310	—	6,109
Research and development expense	25,513	6,386	—	31,899
Marketing, general and administrative expense	11,635	2,849	(128)	14,356
Non-cash compensation expense	1,521	1,012	—	2,533
Interest income	2,593	377	(447)	2,523
Interest expense	92	447	(447)	92
Segment loss	31,749	9,639	(6,594)	34,794
Depreciation	1,531	850	—	2,381
Expenditures for capital assets	1,897	1,872	—	3,769
Segment assets	44,606	15,988	(6,539)	54,055

17.    Quarterly Financial Information (Unaudited)

        The following table presents the Company's unaudited quarterly financial information for the years ending December 31, 2003 and 2002:

	Year ended December 31, 2003
	December 31	September 30	June 30	March 31
Revenue	$4,039,000	$2,565,000	$4,511,000	$3,537,000
Gross Margin	2,102,000	1,066,000	2,310,000	2,128,000
Net loss	(5,210,000)	(6,865,000)	(6,692,000)	(7,396,000)
Net loss per share—basic and diluted	(.26)	(.39)	(.38)	(.46)

	Year ended December 31, 2002
	December 31	September 30	June 30	March 31
Revenue	$3,193,000	$4,186,000	$4,734,000	$3,804,000
Gross Margin	2,121,000	2,267,000	2,539,000	1,993,000
Net loss	(6,901,000)	(5,401,000)	(6,648,000)	(8,226,000)
Net loss per share—basic and diluted	(.46)	(.37)	(.49)	(.63)

18.    Subsequent Events

        On March 12, 2004 Lumera raised $500,000, before issuance costs, from the sale of 250,000 shares of Series B convertible preferred stock to a group of private investors. Microvision did not participate in the offering.

MICROVISION, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

Description	Balance at beginning of fiscal period	Charges to costs & expenses	Charges to other accounts	Deductions	Balance at end of fiscal period
Year Ended December 31, 2001
Allowance for receivables from related parties	—	—	—	—	—
Tax valuation allowance	23,855	—	16,116	—	39,971
Year Ended December 31, 2002
Allowance for receivables from related parties	—	700	—	—	700
Tax valuation allowance	39,971	—	12,088	—	52,059
Year ended December 31, 2003
Allowance for receivables from related parties	700	200	—	—	900
Tax valuation allowance	52,059		11,454	—	63,513

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in or disagreements with accountants in accounting or financial disclosure matters during the Company's fiscal years ended December 31, 2003 and 2002.

ITEM 9A.    CONTROLS AND PROCEDURES

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information under the headings "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Audit Committee Report" in the Microvision, Inc., definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the next Annual Meeting of Shareholders to be held on June 9, 2004 (the "Proxy Statement") is incorporated herein by reference. See Item 4A in Part 1 of this report for information regarding executive officers of the Company.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants and the remaining shares available for future issuance as of December 31, 2003.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	4,324,000	$12.15	3,432,000
Equity compensation plans not approved by shareholders	779,000	22.37	—

Total	5,103,000	$13.71	3,432,000

        In June 2003, the Company issued options to purchase 1,731,825 shares of Microvision common stock as part of its November 2002 option exchange offer. All regrant options were granted from the remaining available securities under the shareholder approved 1996 Plan. See the Notes to Consolidated Financial Statements, Note 12, "Options", for discussion of the exchange offer.

        As of December 31, 2003, there were non-plan options to purchase a total of 397,000 shares of Microvision common stock outstanding. 386,000 of these were options approved by the Board of Directors and issued in October 2001, with an exercise price in excess of the fair value of Microvision common stock on the date of grant. The October 2001 options have a $15.00 exercise price and vest 25% on the grant date and 25% at six-month intervals thereafter. The remaining 11,000 non-plan options were granted at fair value on the date of grant and vest 25% at each annual anniversary date of the grant.

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

        In August 2000, the Company issued two non-plan warrants to purchase an aggregate of 200,000 shares of Microvision common stock to two consultants in connection with entering into certain consulting agreements with the Company. Subsequently, one of the consultants was elected to the Board of Directors by shareholders. The warrants were fully outstanding as of December 31, 2003. The warrants have an exercise price of $34.00 per share and are exercisable prior to their expiration in August 2010. As of the date of grant, all but 25,000 of the underlying shares of common stock issuable to each consultant upon exercise of the warrants were subject to lock-up restrictions that prevent the holder from transferring such shares. The number of shares subject to the lock-up restrictions is reduced by 25,000 for each consultant on each June 7 subsequent to the grant date. Rather than issue shares of common stock upon exercise of the warrants, the Company may elect to redeem the warrants if, in the opinion of the Board of Directors upon advice of counsel, it would be unlawful to issue the underlying securities. The warrants are transferable upon prior written approval of the Company. The Company cannot unreasonably withhold such approval with respect to transfers of warrants to purchase at least 10,000 shares that are not subject to the lock-up restrictions. If the Company terminates the consulting agreement due to the consultant's failure to provide consulting services during the first three years of the agreement, the consultant must return to the Company a pro-rata portion of the 75,000 warrants initially subject to the lock-up restrictions based on the number of calendar days remaining in the initial three year period. The number, class and price of securities for which the warrants may be exercised are subject to adjustment for certain changes in the Company's capital structure. The number of securities and exercise price per share will be proportionately adjusted if outstanding shares of the Company's common stock are divided into a greater number of shares or combined into a smaller number of shares, or a stock dividend is paid on the common stock. In the event of a change in the common stock from a merger, consolidation, reclassification, reorganization, partial or complete liquidation, or other change in the capital structure of the Company, the Company will, as a condition of the change in capital structure, make provision for the warrant holder to receive upon the exercise of the warrants the kind and amount of shares of stock, other securities or property to which the holder would have been entitled if, immediately prior to the change in capital structure, the warrant holder had held the number of shares of common stock obtainable upon the exercise of the warrants, and the exercise price will be proportionately adjusted.

        The Company has a warrant outstanding to purchase 50,000 shares of Microvision common stock that was issued in April 2000 in exchange for equity placement services by a non-employee. The warrant was issued fully vested, has an exercise price of $53.00 per share and is exercisable prior to its expiration in April 2005. Rather than issue shares of common stock upon exercise of the warrant, the Company may elect to redeem the warrant if, in the opinion of the Board of Directors upon advice of counsel, it would be unlawful to issue the underlying securities. The warrant is not transferable without prior written approval of the Company. The number, class and price of securities for which the warrant may be exercised are subject to adjustment for certain changes in the Company's capital structure. The number of securities and exercise price per share shall all be proportionately adjusted where outstanding shares of common stock are divided into a greater number of shares or combined into a smaller number of shares, or a stock dividend is paid on the common stock. In the event of a change in the common stock from a merger, consolidation, reclassification, reorganization, partial or complete liquidation, or other change in the capital structure of the Company, the Company will, as a condition of the change in capital structure, make provision for the warrant holder to receive upon the exercise of the warrants the kind and amount of shares of stock, other securities or property to which the holder would have been entitled if, immediately prior to the change in capital structure, the warrant holder had held the number of shares of common stock obtainable upon the exercise of the warrants, and the exercise price will be proportionately adjusted.

        The Company has three warrants outstanding to purchase an aggregate of 24,500 shares of Microvision common stock issued in exchange for equity placement services by a non-employee. The first warrant was issued fully vested in January 1999 for 25,000 shares, of which 12,000 shares remain outstanding, with an exercise price of $12.50 per share and is exercisable prior to its expiration in January 2004. The second warrant was issued fully vested in July 1999 for 6,250 shares with an exercise price of $16.00 per share and is exercisable prior to its expiration in July 2004. The third warrant was issued fully vested in June 2000 for 6,250 shares with an exercise price of $19.20 per share and is exercisable prior to its expiration in June 2005. Rather than issue shares of common stock upon exercise of the warrants, the Company may elect to redeem the warrants if, in the opinion of the Board of Directors upon advice of counsel, it would be unlawful to issue the underlying securities. The warrants are not transferable without prior written approval of the Company. The number, class and price of securities for which the warrants may be exercised are subject to adjustment for certain changes in the Company's capital structure. The number of securities and exercise price per share shall all be proportionately adjusted where outstanding shares of common stock are divided into a greater number of shares or combined into a smaller number of shares, or a stock dividend is paid on the common stock. In the event of a change in the common stock from a merger, consolidation, reclassification, reorganization, partial or complete liquidation, or other change in the capital structure of the Company, the Company will, as a condition of the change in capital structure, make provision for the warrant holder to receive upon the exercise of the warrants the kind and amount of shares of stock, other securities or property to which the holder would have been entitled if, immediately prior to the change in capital structure, the warrant holder had held the number of shares of common stock obtainable upon the exercise of the warrants, and the exercise price will be proportionately adjusted.

        The Company has five warrants outstanding to purchase an aggregate of 20,425 shares of Microvision common stock. These warrants are the remainder resulting from a subdivision of a warrant that was issued to purchase 32,695 shares of common stock in April 1999 in exchange for equity placement services by a non-employee. The warrants were issued fully vested, have an exercise price of $20.32 per share and are exercisable prior to their expiration in April 2004. Rather than issue shares of common stock upon exercise of the warrants, the Company may elect to redeem the warrants if, in the opinion of the Board of Directors upon advice of counsel, it would be unlawful to issue the underlying securities. The warrants are not transferable without prior written approval of the Company. The number, class and price of securities for which the warrants may be exercised are subject to adjustment for certain changes in the Company's capital structure. The number of securities and exercise price per share shall all be proportionately adjusted where outstanding shares of common stock are divided into a greater number of shares or combined into a smaller number of shares, or a stock dividend is paid on the common stock. In the event of a change in the common stock from a merger, consolidation, reclassification, reorganization, partial or complete liquidation, or other change in the capital structure of the Company, the Company will, as a condition of the change in capital structure, make provision for the warrant holders to receive upon the exercise of the warrants the kind and amount of shares of stock, other securities or property to which the holder would have been entitled if, immediately prior to the change in capital structure, the warrant holders had held the number of shares of common stock obtainable upon the exercise of the warrants, and the exercise price will be proportionately adjusted.

        The Company has a warrant outstanding to purchase 11,938 shares of Microvision common stock that was issued in October 2001 in exchange for equity placement services by an unrelated professional services firm. The warrant was issued fully vested, has an exercise price of $14.62 per share and is exercisable prior to its expiration in October 2004. Any whole number of shares of common stock may be purchased prior to the expiration date by surrendering the warrant certificate and presenting a purchase form to the Company with either (i) the full amount of funds received by the Company by wire transfer or (ii) if the resale of the shares issuable upon exercise of the warrants is not registered as of one year from the date the warrant was issued, an election on the purchase form choosing to receive a lower number of shares of common stock per a "cashless exercise" procedure. The warrant and shares of common stock issuable upon exercise of the warrant are not saleable or transferable unless either (i) they first shall have been registered under the Securities Act of 1933, as amended (the "Act"), or (ii) the Company is first furnished with an opinion of legal counsel, satisfactory to the Company, that the transfer is exempt from registration requirements of the Act. The number of shares of common stock issuable upon exercise and the exercise price per share shall all be proportionately adjusted where the Company effects a subdivision or combination of its outstanding shares of common stock or pays a stock dividend on its common stock, in order to, as nearly as practicable, preserve the percentage of the outstanding equity of the Company that the warrant is exercisable for as well as the purchase price for such percentage. If any reorganization, recapitalization, consolidation or merger, reclassification, partial or complete liquidation in which the common stock of the Company is converted into or exchanged for securities, cash or other property occurs, the warrant holder will receive, upon the exercise of the warrants, the kind and amount of shares of stock, other securities or property to which the holder would have been entitled if, immediately prior to the change in the Company's capital structure, the warrant holder had held the number of shares of common stock obtainable upon the exercise of the warrants. Under certain circumstances, the warrant holder has specific rights to acquire securities of a publicly traded acquiring company upon exercise of its warrants.

        The Company has a warrant outstanding to purchase 4,907 shares of Microvision common stock that was issued in December 2000 in exchange for equity placement services by a non-employee. The warrant was issued fully vested, has an exercise price of $61.13 per share and is exercisable prior to its expiration in April 2005. Rather than issue shares of common stock upon exercise of the warrant, the Company may elect to redeem the warrant if, in the opinion of the Board of Directors upon advice of counsel, it would be unlawful to issue the underlying securities. The warrant is not transferable without prior written approval of the Company. The number, class and price of securities for which the warrant may be exercised are subject to adjustment for certain changes in the Company's capital structure. The number of securities and exercise price per share shall all be proportionately adjusted where outstanding shares of common stock are divided into a greater number of shares or combined into a smaller number of shares, or a stock dividend is paid on the common stock. In the event of a change in the common stock from a merger, consolidation, reclassification, reorganization, partial or complete liquidation, or other change in the capital structure of the Company, the Company will, as a condition of the change in capital structure, make provision for the warrant holder to receive upon the exercise of the warrants the kind and amount of securities or property to which the holder would have been entitled if, immediately prior to the change in capital structure, the warrant holder had held the number of shares of common stock obtainable upon the exercise of the warrants, and the exercise price will be proportionately adjusted.

        The Company has two warrants outstanding to purchase an aggregate of 70,000 shares of Microvision common stock that were issued in September 2003 in exchange for consulting services to a professional services firm. The first warrant for 60,000 shares has an exercise price of $7.50 per share and vests in three equal traunches. The first traunche vests on the issue date, the second and third traunches vest three and six months following the issue date, respectively. The second warrant for 10,000 shares has an exercise price of $12.00 per share and vests six months after the issue date. The Company may cancel unvested traunches or the second warrant prior to their respective vest dates if it determines in good faith, and notifies the holder, that it is not satisfied with the holder's performance under the agreement. Vested warrants are exercisable prior to their expiration in September 2007. The warrant holder may transfer any portion or all of the warrant shares by delivering the original warrant certificate and a form of assignment to the Company. The number and price of securities for which the warrant may be exercised are subject to adjustment for certain changes in the Company's capital structure. Where the outstanding shares of common stock are divided into a greater number of shares, combined into a smaller number of shares, or a stock dividend is paid on the common stock, the exercise price per share shall be proportionately adjusted by the ratio of common shares outstanding immediately before and after the transaction. In the event of a change in the common stock from a merger, consolidation, reclassification, tender offer or exchange offer, or partial or complete liquidation, the holder will be entitled to receive, upon the exercise of the warrants, the same amount and kind of securities, cash or property to which the holder would have been entitled if, immediately prior to the change in capital structure, the warrant holder had held the number of shares of common stock obtainable upon the exercise of warrants.

        The other information required by this item is incorporated by reference in the Proxy Statement under the heading "Information about Microvision Common Stock Ownership."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Relationships and Related Transactions."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Independent Accountants".

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)
Documents filed as part of the report

(1)
Financial Statements

    Balance Sheets as of December 31, 2003 and 2002

    Statements of Operations for the years ended December 31, 2003, 2002 and 2001

    Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001

    Statements of Comprehensive Loss for the years ended December 31, 2003, 2002 and 2001

    Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

    Valuation and Qualified Accounts and Reserves for the years ended December 31, 2003, 2002 and 2001

(2)
None

(3)
Exhibits

3.1	Certificate of Incorporation of Microvision, Inc.(2)
3.2	Bylaws of Microvision, Inc.(2)
4.1	Form of Specimen Stock Certificate for Common Stock(2)
4.2	Microvision, Inc. Series 2 Stock Purchase Warrant, dated April 1, 1999 issued to Capital Ventures International(5)
4.3	Common Stock Purchase Warrant, dated as of April 1, 1999, issued to Josephthal & Co, Inc.(6)
4.4	Form of Indenture(14)
4.5	Form of Warrant issued on October 9, 2001(15)
4.6	Form of Warrant issued on July 22, 2002(19)
4.7	Form of Warrant issued on March 5, 2003(18)
10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993(1)†
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993(1)†
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994(18)
10.5	Employment Agreement between Microvision, Inc., and Richard F. Rutkowski, effective October 1, 1997(4)*
10.6	Form of First Amendment to the Employment Agreement for Richard F. Rutkowski, dated April 18, 2000 between Microvision, Inc. and Richard F. Rutkowski(7)*
10.7	1993 Stock Option Plan(1)*

10.8	1996 Stock Option Plan, as amended.(17)*
10.9	1996 Independent Director Stock Plan, as amended(17)*
10.10	Form of Executive Option Exercise Loan Plan(3)*
10.11.	Lease Agreement between S/I Northcreek II, LLC and Microvision, Inc., dated October 27, 1998(23)
10.11.1	Lease Amendment No 1 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated July 12, 1999(9)
10.11.2	Lease Amendment No 12 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated February 14, 2001(9)
10.12	Form of Consulting Agreement between Microvision, Inc. and Avram Miller and Jacqueline Brandwynne dated August 10, 2000(8)
10.13	Form of Common Stock Purchase Warrant issued to Avram Miller and Jacqueline Brandwynne dated August 10, 2000(8)
10.14	Exclusive Licensing Agreement between the University of Washington and Lumera Corporation dated October 20, 2000(11). †
10.15	Sponsored Research Agreement between the University of Washington and Lumera Corporation dated October 20, 2000(11).
10.16	Independent Director Stock Option Plan, as amended(16)*
10.17	Investors' Rights Agreement, dated as of March 14, 2001 by and between Lumera Corporation and certain investors(12)
10.18	Executive Loan Plan and Related Form of Note(16)*
10.19	Microvision, Inc. Series 1 Stock Purchase Warrant, dated April 1, 1999, issued to Capital Ventures International(18)
10.20	Form of Stock Purchase Agreement dated March 22, 2002(20)
10.21	Form of Stock Purchase Agreement dated July 22, 2002(19)
10.22	Form of Securities Purchase Agreement dated as of March 3, 2003(18)
10.23	Form of the Option Agreement for options granted outside of the Plans(21)
10.24	Common Stock Purchase Warrant, dated as of January 14, 1999, issued to Stan Berk(22)
10.25	Common Stock Purchase Warrant, dated as of July 13, 1999, issued to Stan Berk(22)
10.26	Common Stock Purchase Warrant, dated as of April 13, 2000, issued to Burt S. Davis(22)
10.27	Common Stock Purchase Warrant, dated as of June 21, 2000, issued to Stan Berk(22)
10.28	Common Stock Purchase Warrant, dated as of October 15, 2001, issued to Ladenburg Thalmann & Co. Inc.(22)
23	Consent of PricewaterhouseCoopers LLP
31.1	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Chief Executive Officer certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2
Chief Financial Officer certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Company's Form SB-2 Registration Statement, Registration No. 333-05276-LA.

(2)
Incorporated by reference to the Company's Post-Effective Amendment to Form S-3 Registration Statement, Registration No. 333-102244.

(3)
Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended June 30, 1998.

(4)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

(9)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(10)
Incorporated by reference to Registration Statement on Form S-3, Registration No. 333-33612.

(11)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(12)
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

(14)
Incorporated by reference to the Registration Statement on Form S-3, Registration No. 333-69652.

(15)
Incorporated by reference to the Company's Current Report on Form 8-K filed on October 9, 2001.

(16)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(17)
Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2002.

(18)
Incorporated by reference to the Company's Current Report on Form 8-K filed on March 5, 2003.

(19)
Incorporated by reference to the Company's Current Report on Form 8-K filed on July 23, 2002.

(20)
Incorporated by reference to the Company's Current Report on Form 8-K filed on March 26, 2002.

(21)
Incorporated by reference to the Company's Schedule TO filed on November 1, 2002.

(22)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

(23)
Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended September 30, 1998.

†
Subject to confidential treatment.

*
Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(c) of this report.

(b)   Reports on Form 8-K.

  The Company filed the following reports on Form 8-K during the quarter ended December 31, 2003.

  Current report on Form 8-K announcing financial results for the quarter ended September 30, 2003 as filed with the SEC on November 12, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.

Date: March 15, 2004	By	/s/ RICHARD F. RUTKOWSKI Richard F. Rutkowski Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 15, 2004.

Signature	Title

/s/ RICHARD F. RUTKOWSKI Richard F. Rutkowski	Chief Executive Officer and Director (Principal Executive Officer)
/s/ STEPHEN R. WILLEY Stephen R. Willey	President and Director
/s/ RICHARD A. RAISIG Richard A. Raisig	Chief Financial Officer and Vice President, Operations (Principal Financial Officer)
/s/ JEFF WILSON Jeff Wilson	Chief Accounting Officer (Principal Accounting Officer)
/s/ JACQUELINE BRANDWYNNE Jacqueline Brandwynne	Director
/s/ RICHARD A. COWELL Richard A. Cowell	Director
/s/ SLADE GORTON Slade Gorton	Director

/s/ WALTER J. LACK Walter J. Lack	Director
/s/ ROBERT A. RATLIFFE Robert A. Ratliffe	Director
/s/ DENNIS J. REIMER Dennis J. Reimer	Director

EXHIBIT INDEX

        The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

3.1	Certificate of Incorporation of Microvision, Inc.(2)
3.2	Bylaws of Microvision, Inc.(2)
4.1	Form of Specimen Stock Certificate for Common Stock(2)
4.2	Microvision, Inc. Series 2 Stock Purchase Warrant, dated April 1, 1999 issued to Capital Ventures International(5)
4.3	Common Stock Purchase Warrant, dated as of April 1, 1999, issued to Josephthal & Co, Inc.(6)
4.4	Form of Indenture(14)
4.5	Form of Warrant issued on October 9, 2001(15)
4.6	Form of Warrant issued on July 22, 2002(19)
4.7	Form of Warrant issued on March 5, 2003(18)
10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993(1)†
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993(1)†
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994(18)
10.5	Employment Agreement between Microvision, Inc., and Richard F. Rutkowski, effective October 1, 1997(4)*
10.6	Form of First Amendment to the Employment Agreement for Richard F. Rutkowski, dated April 18, 2000 between Microvision, Inc. and Richard F. Rutkowski(7)*
10.7	1993 Stock Option Plan(1)*
10.8	1996 Stock Option Plan, as amended.(17)*
10.9	1996 Independent Director Stock Plan, as amended(17)*
10.10	Form of Executive Option Exercise Loan Plan(3)*
10.11	Lease Agreement between S/I Northcreek II, LLC and Microvision, Inc., dated October 27, 1998(23)
10.11.1	Lease Amendment No 1 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated July 12, 1999(9)
10.11.2	Lease Amendment No 2 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated February 14, 2001(9)
10.12	Form of Consulting Agreement between Microvision, Inc. and Avram Miller and Jacqueline Brandwynne dated August 10, 2000(8)

10.13	Form of Common Stock Purchase Warrant issued to Avram Miller and Jacqueline Brandwynne dated August 10, 2000(8)
10.14	Exclusive Licensing Agreement between the University of Washington and Lumera Corporation dated October 20, 2000(11) †
10.15	Sponsored Research Agreement between the University of Washington and Lumera Corporation dated October 20, 2000(11)
10.16	Independent Director Stock Option Plan, as amended(16)*
10.17	Investors' Rights Agreement, dated as of March 14, 2001 by and between Lumera Corporation and certain investors(12)
10.18	Executive Loan Plan and Related Form of Note(16)*
10.19	Microvision, Inc. Series 1 Stock Purchase Warrant, dated April 1, 1999, issued to Capital Ventures International(18)
10.20	Form of Stock Purchase Agreement dated March 22, 2002(20)
10.21	Form of Stock Purchase Agreement dated July 22, 2002(19)
10.22	Form of Securities Purchase Agreement dated as of March 3, 2003(18)
10.23	Form of the Option Agreement for options granted outside of the Plans(21)
10.24	Common Stock Purchase Warrant, dated as of January 14, 1999, issued to Stan Berk(22)
10.25	Common Stock Purchase Warrant, dated as of July 13, 1999, issued to Stan Berk(22)
10.26	Common Stock Purchase Warrant, dated as of April 13, 2000, issued to Burt S. Davis(22)
10.27	Common Stock Purchase Warrant, dated as of June 21, 2000, issued to Stan Berk(22)
10.28	Common Stock Purchase Warrant, dated as of October 15, 2001, issued to Ladenburg Thalmann & Co. Inc.(22)
23	Consent of PricewaterhouseCoopers LLP
31.1	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Chief Executive Officer certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2
Chief Financial Officer certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Company's Form SB-2 Registration Statement, Registration No. 333-05276-LA.

(2)
Incorporated by reference to the Company's Post-Effecive Amendment to Form S-3 Registration Statement, Registration No. 333-102244.

(3)
Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended June 30, 1998.

(4)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

(9)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(10)
Incorporated by reference to Registration Statement on Form S-3, Registration No. 333-33612.

(11)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(12)
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

(14)
Incorporated by reference to the Registration Statement on Form S-3, Registration No. 333-69652.

(15)
Incorporated by reference to the Company's Current Report on Form 8-K filed on October 9, 2001.

(16)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(17)
Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2002.

(18)
Incorporated by reference to the Company's Current Report on Form 8-K filed on March 5, 2003.

(19)
Incorporated by reference to the Company's Current Report on Form 8-K filed on July 23, 2002.

(20)
Incorporated by reference to the Company's Current Report on Form 8-K filed on March 26, 2002.

(21)
Incorporated by reference to the Company's Schedule TO filed on November 1, 2002.

(22)
Incorporated by reference to the Company's Annual Report on Form 10K for the year ended December 31, 2002.

(23)
Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended September 30, 1998.

†
Subject to confidential treatment.

*
Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(c) of this report.

QuickLinks

PART I
  ITEM 1. DESCRIPTION OF BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTY
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A. EXECUTIVE OFFICERS
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
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX