Form 10-Q
period 2004-03-31
MICROVISION INC
filed 2004-05-10
CIK 65770

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission File Number 0-21221

MICROVISION, INC.

 (Exact Name of Registrant as Specified in Its Charter)

Delaware	91-1600822
(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

19910 North Creek Parkway, Bothell, Washington	98011-3008
(Address of Principal Executive Offices)	(Zip Code)

(425) 415-6847
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

As of April 30, 2004, 21,497,000 shares of the Company’s common stock, $0.001 par value, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003

Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003

Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2004 and 2003

Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003

Notes to Consolidated Financial Statements

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Item 4 - Controls and Procedures

PART II
OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

Microvision, Inc.

Consolidated Balance Sheet

(In thousands, except per share data)

(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$5,716	$10,700
Investment securities, available-for-sale	9,074	11,078
Accounts receivable, net of allowances of $109 and $109	1,377	1,896
Costs and estimated earnings in excess of billings on uncompleted contracts	890	664
Inventory	1,569	331
Other current assets	1,512	1,684
Total current assets	20,138	26,353

Property and equipment, net	5,484	5,958
Restricted investments	1,269	1,269
Other assets	303	338
Total assets	$27,194	$33,918

Liabilities, Minority Interests and Shareholders’ Equity
Current Liabilities
Accounts payable	$2,304	$1,223
Accrued liabilities	4,625	5,164
Current portion of research liability	130	—
Billings in excess of costs and estimated earnings on uncompleted contracts	50	53
Current portion of capital lease obligations	54	62
Current portion of long-term debt	72	70
Total current liabilities	7,235	6,572

Research liability, net of current portion	2,000	1,948
Capital lease obligations, net of current portion	23	34
Long-term debt, net of current portion	80	99
Deferred rent, net of current portion	85	107
Other long-term liabilities	96	16
Total liabilities	9,519	8,776

Commitments and Contingencies	—	—

Minority Interests	582	1,847

Shareholders’ Equity
Common stock, par value $.001; 73,000 shares authorized; 21,486 and 21,449 shares issued and outstanding	21	21
Paid-in capital	180,739	180,354
Preferred stock, par value $.001; 25,000 shares authorized; 0 shares issued and outstanding	—	—
Deferred compensation	(729)	(846)
Subscriptions receivable from related parties	(166)	(166)
Receivables from related parties, net	(1,823)	(1,823)
Accumulated other comprehensive income	11	25
Accumulated deficit	(160,960)	(154,270)
Total shareholders’ equity	17,093	23,295
Total liabilities, minority interests and shareholders’ equity	$27,194	$33,918

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Operations

(In thousands, except earnings per share data)

(Unaudited)

	Three months ended March 31,
	2004	2003

Contract revenue	$2,299	$3,402
Product revenue	675	135
Total revenue	2,974	3,537

Cost of contract revenue	1,205	1,304
Cost of product revenue	665	105
Total cost of revenue	1,870	1,409

Gross margin	1,104	2,128

Research and development expense (exclusive of non-cash compensation expense of $285 and $252 for the three months ended March 31, 2004 and 2003, respectively)	4,619	6,800

Marketing, general and administrative expense (exclusive of non-cash compensation expense of $398 and $213 for the three months ended March 31, 2004 and 2003, respectively)	4,573	4,285

Non-cash compensation expense	683	465
Total operating expenses	9,875	11,550

Loss from operations	(8,771)	(9,422)

Interest income	102	123
Interest expense	(8)	(14)
Realized gain on sale of investment securities	—	27

Loss before minority interests	(8,677)	(9,286)

Minority interests in loss of consolidated subsidiary	1,987	1,890

Net loss	$(6,690)	$(7,396)

Net loss per share - basic and diluted	$(0.31)	$(0.46)

Weighted-average shares outstanding - basic and diluted	21,459	15,948

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended March 31,
	2004	2003

Net loss	$(6,690)	$(7,396)

Other comprehensive income (loss) - Unrealized gain (loss) on investment securities, available-for-sale:

Unrealized holding gains (losses) arising during period	(14)	(14)

Less: reclassification adjustment for gains realized in net loss	—	(27)

Net unrealized gain (loss)	(14)	(41)

Comprehensive loss	$(6,704)	$(7,437)

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2004	2003

Cash flows from operating activities
Net loss	$(6,690)	$(7,396)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	683	809
Non-cash expenses related to issuance of stock, warrants, options and amortization of deferred compensation	683	465
Allowance for receivables from related parties	—	200
Realized gain on sale of investment securities	—	(27)
Minority interests in loss of consolidated subsidiary	(1,987)	(1,890)
Non-cash deferred rent	(22)	(22)
Change in:
Accounts receivable	519	(698)
Costs and estimated earnings in excess of billings on uncompleted contracts	(226)	118
Inventory	(1,238)	503
Other current assets	13	122
Other assets	35	(14)
Accounts payable	1,084	(53)
Accrued liabilities	(501)	702
Billings in excess of costs and estimated earnings on uncompleted contracts	(3)	(46)
Research liability, current and long-term	182	452
Net cash used in operating activities	(7,468)	(6,775)

Cash flows from investing activities
Sales of investment securities	3,052	2,285
Purchases of investment securities	(1,062)	(32)
Sales of restricted investment securities	216	275
Purchases of restricted investment securities	(216)	(216)
Purchases of property and equipment	(212)	(338)
Net cash provided by investing activities	1,778	1,974

Cash flows from financing activities
Principal payments under capital leases	(19)	(26)
Principal payments under long-term debt	(17)	(15)
Net proceeds from issuance of common stock	242	11,881
Net proceeds from sale of subsidiary’s equity to minority interests	500	—
Net cash provided by financing activities	706	11,840

Net increase (decrease) in cash and cash equivalents	(4,984)	7,039
Cash and cash equivalents at beginning of period	10,700	9,872

Cash and cash equivalents at end of period	$5,716	$16,911

	Three months ended March 31,
	2004	2003

Supplemental disclosure of cash flow information

Cash paid for interest	$8	$14

Supplemental schedule of non-cash investing and financing activities

Other non-cash additions to property and equipment	$26	$49

The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.

Notes to Consolidated Financial Statements

March 31, 2004

Management’s Statement

The Consolidated Balance Sheet as of March 31, 2004, the Consolidated Statements of Operations, Comprehensive Loss and Cash Flows for the three months ended March 31, 2004 and March 31, 2003, have been prepared by Microvision, Inc. and have not been audited.  In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 2004 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the SEC.  You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in Microvision, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of Microvision, Inc. (“Microvision”); a Delaware corporation, and its subsidiary Lumera Corporation (“Lumera”), a Washington corporation, (collectively the “Company”).  As of March 31, 2004, Microvision owned 76% of the common stock, 11% of the Series A and 27% of the Series B convertible preferred stock.  As of December 31, 2003, Microvision owned 76% of the common stock, 11% of the Series A and 32% of the Series B convertible preferred stock.  The balance of Lumera’s outstanding capital stock is owned by its directors, Microvision employees, the University of Washington and other investors unaffiliated with the Company.  Lumera’s losses were first allocated to its common shareholders until such losses exceeded its common equity and then to its preferred shareholders pro rata in accordance with their respective liquidation values.  All material intercompany accounts and transactions have been eliminated in consolidation.

Inventory

Inventory at March 31, 2004 and December 31, 2003 consisted of the following:

	March 31, 2004	December 31, 2003
Raw materials	$1,014,000	$98,000
Work in process	9,000	—
Finished goods	546,000	233,000
	$1,569,000	$331,000

The inventory at March 31, 2004 and December 31, 2003 consisted of raw materials, work in process and finished goods for Nomad and Flic.  Inventory is stated at the lower of cost or market, with cost determined on a weighted average basis.  Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

Net Loss Per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods.  Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding.  Diluted net loss per share for the three months ended March 31, 2004 and 2003 is equal to basic net loss per share because the effect of potential common stock outstanding during the periods, including options and warrants, is anti-dilutive.

The components of basic and diluted earnings per share were as follows (in thousands except earnings per share data):

	Three months ended March 31,
	2004	2003
Numerator:
Net loss available	$(6,690)	$(7,396)
Denominator:
Basic and diluted weighted-average common shares outstanding	21,459	15,948

Basic and diluted net loss per share	$(.31)	$(.46)

As of March 31, 2004 and 2003, the Company had outstanding options and warrants to purchase 6,230,000 and 4,564,000 shares of common stock, respectively.  As of March 31, 2004 and 2003, Lumera had outstanding options and warrants to purchase 1,699,000 and 939,000 shares of common stock, respectively.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related amendments and interpretations including FASB Interpretation Number (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18 “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Total non-cash stock-based compensation expense related to employee and director awards was $240,000 and $45,000 for the three months ended March 31, 2004 and 2003, respectively.  Had compensation expense for employee and director options been determined using the fair values at the grant dates consistent with the methodology prescribed under SFAS 123, the Company’s consolidated net loss available to common shareholders and associated net loss per share would have increased to the pro forma amounts indicated below (in thousands):

	Three Months Ended March 31,
	2004	2003
Net Loss available for common shareholders, as reported	$(6,690)	$(7,396)

Add: Stock-based employee compensation expense included in net loss available for common shareholders, as reported	52	44

Deduct: Incremental stock-based employee compensation expense determined under fair value based method for all awards	(2,429)	(3,669)

Net Loss available for common shareholders, pro forma	$(9,067)	$(11,021)

Net Loss per share As reported	$(.31)	$(.46)
(Basic and diluted)
Pro Forma	$(.42)	$(.69)

Equity

In March 2004, Lumera raised $500,000, before issuance costs, from the sale of 250,000 shares of Series B convertible preferred stock to a group of private investors.  Microvision did not participate in the offering.

Segment Information

The Company is organized into two segments - Microvision, which is engaged in the development and commercialization of scanned beam technology for information displays and image capture products, and Lumera, which is engaged in the development and commercialization of products utilizing its optical materials technology.  The segments were determined based on how management views and evaluates the Company’s operations.

The following table reflects the results of the Company’s reportable segments under the Company’s financial management system.  The performance of each segment is measured based on several metrics.  These results are used, in part, by management in evaluating the performance of, and in allocation of resources to, each of the segments.

	Three months ended March 31, 2004
	(in thousands)
	Microvision	Lumera	Eliminations	Total
Contract revenue	$1,983	$316	$—	$2,299
Product revenue	675			675
Cost of contract revenue	1,011	194	—	1,205
Cost of product revenue	665	—	—	665
Research and development expense	3,152	1,467	—	4,619
Marketing, general and administrative expense	4,133	440	—	4,573
Non-cash compensation expense	182	501	—	683
Interest income	102	—	—	102
Interest expense	8	—	—	8
Segment loss	6,391	2,286	(1,987)	6,690
Depreciation	386	297	—	683
Expenditures for capital assets	197	15	—	212
Segment assets	31,282	3,361	(7,449)	27,194

	Three months ended March 31, 2003
	(in thousands)
	Microvision	Lumera	Eliminations	Total
Contract revenue	$3,033	$369	$—	$3,402
Product revenue	135	—	—	135
Cost of contract revenue	1,106	198	—	1,304
Cost of product revenue	105	—	—	105
Research and development expense	5,047	1,753	—	6,800
Marketing, general and administrative expense	3,945	340	—	4,285
Non-cash compensation expense	213	252	—	465
Interest income	100	23	—	123
Interest expense	14	—	—	14
Segment loss	7,162	2,124	(1,890)	7,396
Depreciation	511	298	—	809
Expenditures for capital assets	15	323	—	338
Segment assets	35,576	6,916	(6,589)	35,903

Subsequent Events

In April 2004, Lumera raised $2,300,000, from the issuance of a convertible notes to investors.  The notes accrue interest at a rate of 6.5% per annum and are payable on demand at the earlier of March 31, 2004 or upon closing of a specified financing.  The principal and any accrued but unpaid interest is convertible at any time, at the option of the holder into shares of Lumera Class A common stock.  The conversion price is the lesser of $6.00 per share of common stock or the price per share offered in a specified financing.  In connection with the offering, Lumera also issued warrants to purchase up to 30% of the number of shares to which the notes could be converted, of Lumera common stock.  The exercise price of the warrants is equal to the lesser of $7.20 per share or 120% of the price per share offered in a specified financing.  All of the warrants are exercisable on the date of grant and expire in April 2009.

In April 2004, Lumera and the University of Washington entered into a fourth amendment to the Sponsored Research Agreement.  Under terms of the amendment Lumera’s total payment obligation to the University of Washington is reduced to $5,750,000.  As of March 31, 2004, Lumera has made payments totaling $4,375,000 under the agreement.  The remaining payments are $125,000 in the second quarter of 2004, $250,000 in third and fourth quarters of 2004 and $375,000 in the first and second quarters of 2005.

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

Overview

The company includes both Microvision, Inc. (“Microvision”) and its consolidated subsidiary, Lumera Corporation (“Lumera”) (collectively the “Company”).  The Company designs and markets information display and image capture products and products utilizing its optical and related materials technology.  The Company is developing and seeks to commercialize technologies and products in two business segments relating to the display, capture and transmission of information:

•	Microvision - Develops and commercializes scanned beam technology for information displays and image capture products.
•	Lumera - Develops proprietary polymer materials and products based on those materials for a broad range of applications.

Microvision

Nomad

In March 2004, Microvision introduced a new version of the Nomad Expert Technician System (“Nomad”), a head worn, monochrome red, see-through display.  The new version is about 40% smaller, lighter and costs less to manufacture than the prior version. Microvision has worked closely with automotive companies, including Honda Motor Company of North America, to develop the Nomad for automotive maintenance applications. In maintenance applications, the automotive technician uses the Nomad to provide repair instructions directly in his or her field of view while he or she is performing the repair.  The Nomad is linked to a computer or thin client that, along with a wireless network card, allows the technician wireless access to service information.  In trials, technicians using the Nomad have reported substantial time savings in performing repairs.  There are over 850,000 automotive technicians in the United States who work in facilities that have, or can easily acquire, the digital content to take advantage of the Nomad display.

The U.S. Army has deployed 100 Nomad systems in the U.S. Army’s Stryker Brigade Combat Team, in Iraq.  The helmet-mounted Nomad Augmented Vision System provides the vehicle commander with a head-up, daylight-readable, remote display of the Stryker’s onboard battlefield computer while operating from the commander’s hatch.  The Nomad allows the commander to observe the surroundings, while choosing the optimum path ahead, commanding the vehicle and better using tactical information.

Microvision plans to use a contract manufacturer in Washington State to build the Nomad.  Microvision will distribute the Nomad directly to end customers through its sales force, through independent manufacturers’ representatives and through original equipment manufacturers.

Flic

In 2002, Microvision introduced Flic, a hand-held bar code scanner.  Flic features a proprietary design that provides for lower power consumption and lower cost than other currently available bar code scanners.  In 2003, Microvision introduced Flic cordless, a Bluetooth enabled version of Flic.  During 2003, Microvision worked with its customers to add required features for specific markets, and with application developers to develop integrated solutions that utilize Flic.  This work resulted in an order for over 5,000 Flics from NCR during the fourth quarter of 2003, which units were delivered to NCR during the first quarter of 2004.  Microvision expects that the sales volume for Flic will grow as customers complete their trials and application developers release products incorporating Flic.

Flic is manufactured for Microvision by a contract manufacturer located in Batam, Indonesia.  Microvision distributes Flic directly to end users through value added resellers, original equipment manufacturers such as NCR, and through phone and internet orders.

Other Applications

Microvision is continuing to develop prototype automotive head-up displays, electronic view finders, and image capture products.  These prototypes demonstrate that scanned beam display technology can be used in different potential display and image capture products.  Microvision believes that it can further develop these prototypes into products that will meet the customers specifications for size, image quality and cost.  Microvision plans to continue development work on these potential products in 2004.

Lumera

WiFi Antennas

In February 2004, Lumera introduced indoor/outdoor directional antennas for 802.11a and 802.11b/g wireless networks that incorporate its technology.  Lumera believes its antennas will have better range, security and quality of service at lower prices than competing antennas.  The antennas are designed to help customers with wireless networks improve security by containing the network signal within a well-defined perimeter, effectively preventing any access to the radio frequency signal from outside the premises.  The antennas are compact enough to be integrated into a laptop computer and other types of consumer electronic devices.

Lumera plans to distribute the antennas to WiFi network operators and systems integrators.  The antennas are currently being evaluated and tested by a major provider of wireless network services and also a computer manufacturer.  Lumera plans to perform small scale production of the antennas in its facility in Bothell, Washington.  Lumera plans to use contract manufacturers for volume production.

Electro-Optical Modulators

Lumera is developing a high-speed electro-optical modulator based on its proprietary materials technology that may provide a direct replacement for currently available lithium niobate modulators.  The function of an electro-optical modulator is to encode data into laser beams that carry and deliver data throughout optical fiber networks.  Currently, external electro-optical modulators are made from several kinds of inorganic crystalline materials.  These materials include lithium niobate and semiconductor III-V materials such as gallium arsenide and indium phosphide.  These materials allow fast modulation for large volume data delivery, but have the disadvantage that they require relatively high voltages to operate.  The current performance levels of inorganic materials cannot be easily improved because they are limited by the intrinsic properties of such materials.

Lumera plans to develop optical components that offer increased speed, reduced size and cost, greater reliability, and more efficient operation than existing electro-optic component technologies.  Moreover, Lumera believes that its materials technology is well suited to the manufacture of highly complex, highly integrated optical systems.

MicroArray Platform Chip

In February 2004, Lumera announced a new MicroArray platform chip for bio-analysis and genomic testing.  Lumera has received a request from a DNA analysis company to provide sample quantities of chips for evaluation and testing.  The MicroArray chip uses Lumera’s proprietary polymer materials and processes to create a coating for chips that increase the number of sample spots on the chip, thereby reducing the cost of testing.  The Micro-Array chip will initially be used to test for SNPs (single nucleotide polymorphisms) associated with inherited susceptibility to certain diseases.  Lumera plans future versions of the MicroArray chip with an intelligent surface designed to meet specific customer testing requirements for low cost disposable diagnostics.  Lumera plans initially to manufacture the MicroArray chip in its facility in Bothell, Washington.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO

THREE MONTHS ENDED MARCH 31, 2003

Contract Revenue The Company earns contract revenue from performance on development contracts with United States government and commercial customers.  Contract revenue in the three months ended March 31, 2004 decreased by approximately $1.1 million, or 32%, to $2.3 million from $3.4 million in the same period in 2003.  The decline in contract revenue is due to a decline in contract volume and backlog in the three months ended March 31, 2004 compared to the same period in 2003.  For the three months ended March 31, 2004, 54% of contract revenue was derived from performance on development contracts with the United States government and 46% from performance on development contracts with commercial customers.  For the three months ended March 31, 2003, 43% of contract revenue was derived from performance on development contracts with the United States government, and 57% from performance on development contracts with commercial customers.

The Company believes that as long as the majority of its revenue is earned from performance on development contracts there may be a high degree of variability in revenue from quarter to quarter.

The backlog of development contracts at March 31, 2004 was $2.7 million, compared to $4.4 million at March 31, 2003 all of which is scheduled for completion during the next twelve months.

Product Revenue.  The Company earns product revenue from sales of Nomad and Flic.  Product revenue in the three months ended March 31, 2004 increased by $540,000, or 400%, to $675,000 from $135,000 in the same period in 2003. For the three months ended March 31, 2004, substantially all product revenue was derived from the sales of Flic units.  For the three months ended March 31, 2003, 54% of product revenue was derived from the sales of Flic units and 46% from the sales of Nomad units, respectively.  The increase in product revenue is attributable to an increase in sales of Flic units and accessories to NCR and other customers.

The Company believes that product revenue will increase from both Flic and Nomad as the products gain market acceptance.  Quarterly revenue may vary substantially due to the timing of product orders from customers, production capacity, and raw material availability.

The backlog of product orders at March 31, 2004 was approximately $300,000, all of which is scheduled for delivery during the next twelve months.  Approximately 72% of the backlog is for Nomad units and the remainder is for Flic units and accessories.

Cost of Contract Revenue.  Cost of contract revenue includes both the direct and allocated indirect costs of performing on development contracts.  Direct costs include labor, materials and other costs incurred directly in performing on a contract.  Indirect costs include labor and other costs associated with operating the Company’s research and development department and building the Company’s technical capabilities and capacity.  Cost of contract revenue is determined both by the level of direct costs incurred on development contracts and by the level of indirect costs incurred in operating and building the Company’s technical capabilities and capacity.  The cost of contract revenue can fluctuate substantially from period to period depending on the level of both the direct costs incurred in the performance of projects and the level of indirect costs incurred.

Cost of contract revenue for the three months ended March 31, 2004 decreased by $99,000 or 8% to $1,205,000 from $1,304,000 in the same period in 2003.  Total direct costs for the three months ended March 31, 2004 decreased by 14% from the same period in 2003.  The total direct labor component of direct costs for the three months ended March 31, 2004 decreased by 11% from the same period in 2003.

Research and development overhead is allocated to both cost of contract revenue and research and development expense based on the proportion of direct labor cost incurred in cost of contract revenue and research and development, respectively.  As a result of the lower direct labor cost for the three months ended March 31, 2004, approximately 2% less overhead was allocated to cost of contract revenue than in the same period in 2003.  The lower labor cost was partially offset by higher overhead rates in 2004 compared to the same period in 2003

The Company expects that cost of contract revenue on an absolute dollar basis will increase in the future.  This increase will likely result from additional development contract work that the Company expects to perform.  The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract structure and the levels of direct and indirect costs incurred.  The Company expects the cost of contract revenue, as a percentage of contract revenue, will fluctuate modestly over time.

Cost of Product Revenue.  Cost of product revenue includes both the direct and allocated indirect costs of manufacturing Nomad and Flic units sold to customers.  Direct costs include labor, materials and other costs incurred directly in the manufacture of Flic and Nomad.  Indirect costs include labor and other costs associated with operating the Company’s manufacturing operations.

Cost of product revenue for the three months ended March 31, 2004 increased by $560,000 or 533% to $665,000 from $105,000 in the same period in 2003.  The increase is directly related to the increase in product revenue.

Manufacturing overhead is allocated to inventory, product cost of revenue, contract cost of revenue, and research and development expense based on the proportion of direct material purchased during the period for the respective activity.

The Company expects that cost of product revenue on an absolute dollar basis will increase in the future.  This increase will likely result from planned sales of commercial products.  The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the volume of direct materials purchased, the level of overhead expense and the product mix.

Research and Development Expense.  Research and development expense consists of:

•      Compensation related costs of employees and contractors engaged in internal research and product development activities,

•      Research fees paid to the University of Washington under Sponsored Research Agreement,

•      Costs incurred in acquiring and maintaining licenses,

•      Laboratory operations, outsourced development and processing work,

•      Fees and expenses related to patent applications, prosecution and protection,

•      Nomad production costs in excess of Nomad revenue, respectively, and

•      Other operating expenses.

Research and development expense in the three months ended March 31, 2004 decreased by $2.2 million, or 32%, to $4.6 million from $6.8 million in the same period in 2003.

During 2003, manufacturing overhead was expensed to research and development cost because the Flic and Nomad production capacity was not mature.  In the first quarter of 2004, Microvision applied manufacturing overhead to material purchases. In addition, in the first quarter of 2003 Microvision recorded a $450,000 write down of Nomad inventory.  These changes resulted in approximately $1.0 million reduction in research and development expense during the first quarter of 2004 compared to the same period in 2003.  The remaining reduction is related to the closing of Microvision’s facility in San Mateo, California during the second quarter of 2003, and other cost reductions.

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

Marketing, General and Administrative Expense.  Marketing, general and administrative expenses include compensation and support costs for sales, marketing, management and administrative staff, and for other general and administrative costs, including legal and accounting expenses, consultants and other operating expenses.

Marketing, general and administrative expenses in the three months ended March 31, 2004 increased by $288,000, or 7%, to $4.6 million from $4.3 million in the same period in 2003.  The increase was primarily attributable to an increase in marketing costs in support of the new version of Nomad product introduction.  The Company expects marketing, general and administrative expenses to increase, commensurate with increases in revenue, in future periods as the Company:

•        Adds to its sales and marketing staff,

•        Incurs additional costs in sales and marketing activities, and

•        Increases the level of corporate and administrative activity.

Non-Cash Compensation Expense.  Non-cash compensation expense in the three months ended March 31, 2004 increased $218,000, or 47%, to $683,000 from $465,000 in the same period in 2003.

The following table shows the major components of non-cash compensation expense for the three months ended March 31, 2004 and 2003, respectively.

	Three months ended March 31,
	2004	2003
Lumera stock issued to the University of Washington	$159,000	$251,000
Microvision and Lumera securities issued to third parties	284,000	169,000
Microvision and Lumera stock options issued to employees	37,000	45,000
Lumera options issued to independent directors	203,000	—
	$683,000	$465,000

At March 31, 2004, the Company had $1,091,000 of unamortized non-cash compensation expense that will be amortized over the next three years.

Interest Income and Expense.  Interest income in the three months ended March 31, 2004 decreased by $21,000, or 17%, to $102,000 from $123,000 in the same period in 2003.  This decrease resulted primarily from lower average cash and investment securities balances in the three months ended March 31, 2004 than the average cash and investment securities balances in the same period of the prior year.

Interest expense in the three months ended March 31, 2004 was relatively consistent with the same period in 2003, as the Company’s borrowings also remained relatively constant.

Liquidity and Capital Resources

The Company has funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants and, to a lesser extent, from development contract revenues and product sales. At March 31, 2004, the Company had $14.8 million in cash, cash equivalents and investment securities.

Cash used in operating activities totaled $7.5 million during the three months ended March 31, 2004, compared to $6.8 million during the same period in 2003.  Cash used in operating activities for each period resulted primarily from the net loss for the period.

The Company also had the following significant changes in assets and liabilities:

•        “Inventory”.  Inventory increased $1.2 million to $1.6 million at March 31, 2004 from $331,000 at December 31, 2003.  The increase is primarily attributable to the start of production of the new version of Nomad.  Microvision plans to begin delivery of Nomads to customers during the second quarter of 2004.

•        “Accounts Payable”.  Accounts payable increased $1.1 million to $2.3 million at March 31, 2004 from $1.2 million at December 31, 2003.  The increase is attributable to the increase in inventory purchases as described above.  The Company generally has 30 day payment terms with its vendors.

Cash provided by investing activities totaled $1.8 million during the three months ended March 31, 2004, compared to $2.0 million during the same period of 2003.  During the three months ended March 31, 2004, the Company had net sales of investment securities of $2.0 million compared to $2.3 million during the same period in 2003.  The proceeds from the net sales of investment securities were used to fund the Company’s operations.

The Company used cash of $212,000 for capital expenditures during the three months ended March 31, 2004, compared to $338,000 during the same period in 2003.  Capital expenditures include leasehold improvements to leased office space and computer hardware and software, laboratory equipment and furniture and fixtures to support growth.

Cash provided by financing activities totaled $706,000 during the three months ended March 31, 2004, compared to $11.8 million during the same period in 2003.

In March 2004, Lumera raised $500,000 from the sale of 250,000 shares of Series B convertible preferred stock to a group of private investors.  Microvision did not participate in the offering.

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

The Company believes that Microvision’s current cash, cash equivalents and investment securities balances of $14.4 million as of March 31, 2004 will satisfy its budgeted cash requirements through at least December 31, 2004, based on Microvision’s current operating plan.

The Company believes that Lumera’s cash, cash equivalents and investment securities balance of approximately $400,000 as of March 31, 2004, plus the amounts raised in its April 2004 issuance of a convertible note, will satisfy Lumera’s budgeted cash requirements through the second quarter of 2004.

Microvision’s and Lumera’s capital requirements will depend on many factors.  With respect to Microvision such factors include, the level and mix of revenue, the rate at which Microvision can directly, or through arrangements with original equipment manufacturers, introduce additional products incorporating the scanned beam technology and the market acceptance and competitive position of such products.  With respect to Lumera such factors include, the rate at which Lumera can directly or through arrangements with original equipment manufacturers, introduce products incorporating the polymer materials technology and the market acceptance and competitive position of such products.  Both Microvision and Lumera may require additional capital to fund their operations and implement their business plans. There can be no assurance that additional financing will be available to either Microvision or Lumera or that, if available, it will be available on terms acceptable to them on a timely basis.  If adequate funds are not available to satisfy either short-term or long-term capital requirements or planned revenues are not generated, either or both companies may be required to limit their operations substantially.  This limitation of operations may include reduction in capital expenditures and reductions in staff and discretionary operating costs, which may include non-contractual Microvision and Lumera research costs.

Microvision is not contractually obligated to provide additional funding to Lumera.

Subsequent Events

In April 2004, Lumera raised $2,300,000, from the issuance of a convertible notes to investors.  The notes accrue interest at a rate of 6.5% per annum and are payable on demand at the earlier of March 31, 2004 or upon closing of a specified financing.  The principal and any accrued but unpaid interest is convertible at any time, at the option of the holder into shares of Lumera Class A common stock.  The conversion price is the lesser of $6.00 per share of common stock or the price per share offered in a specified financing.  In connection with the offering, Lumera also issued warrants to purchase up to 30% of the number of shares to which the notes could be converted, of Lumera common stock.  The exercise price of the warrants is equal to the lesser of $7.20 per share or 120% of the price per share offered in a specified financing.  All of the warrants are exercisable on the date of grant and expire in April 2009.

In April 2004, Lumera and the University of Washington entered into a fourth amendment to the Sponsored Research Agreement.  Under terms of the amendment Lumera’s total payment obligation to the University of Washington is reduced to $5,750,000.  As of March 31, 2004 Lumera has made payments totaling $4,375,000 under the agreement.  The remaining payments are $125,000 in the second quarter of 2004, $250,000 in third and fourth quarters of 2004, and $375,000 in the first and second quarters of 2005.

Risk Factors Relating to the Company’s Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception and we anticipate an operating loss at least through the year ending December 31, 2004.  We cannot assure you that we will ever become or remain profitable.

•      As of March 31, 2004, we had an accumulated deficit of $161.0 million.

•      We incurred consolidated net losses of $100.9 million from inception through 2001, $27.2 million in 2002, $26.2 million in 2003, and $6.7 million for the three months ended March 31, 2004.

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

Our common stock is listed for quotation on the Nasdaq National Market.  To keep our listing on this market, we must meet Nasdaq’s listing maintenance standards.  If we are unable to continue to meet Nasdaq’s listing maintenance standards, our common stock could be delisted from the Nasdaq National Market.  If our common stock were delisted, we likely would seek to list the common stock on the Nasdaq SmallCap Market, the American Stock Exchange or on a regional stock exchange.  Listing on such other market or exchange could reduce the liquidity for our common stock.  If our common stock were not listed on the SmallCap Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock.  If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock.  A delisting from the Nasdaq National Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities.  Consequently, removal from the Nasdaq National Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market.  In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on the Nasdaq National Market.  While the penny stock rules should not affect the quotation of our common stock on the Nasdaq National Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market.  During the second, third and fourth quarters of 2002 and the first and second quarter of 2003, the market price of our stock traded below $5.00 per share.

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

We are aware of several patents held by third parties that relate to certain aspects of scanned beam displays, image capture products, Wi-Fi antennas, and organic materials.  These patents could be used as a basis to challenge the validity, limit the scope or limit our ability to obtain additional or broader patent rights of our patents or patents we have licensed.  A successful challenge to the validity of our patents or patents we have licensed could limit our ability to commercialize the scanned beam technology and other technologies and, consequently, materially reduce our revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us with respect to current and future technology.  Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually be issued with claims that will be infringed by our products or the scanned beam technology.  The defense and prosecution of a patent suit would be costly and time consuming, even if the outcome were ultimately favorable to us.  An adverse outcome in the defense of a patent suit could subject us to significant cost, to require others and us to cease selling products that incorporate scanned beam technology, to cease licensing scanned beam technology or to require disputed rights to be licensed from third parties.  Such licenses, if available, would increase our operating expenses.  Moreover, if claims of infringement are asserted against our future co-development partners or customers, those partners or customers may seek indemnification from us for damages or expenses they incur.

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

Our success depends, in part, on our ability to gain acceptance of our current and future products by a large number of customers.  Achieving market-based acceptance for our products will require marketing efforts and the expenditure of financial and other resources to create product awareness and demand by potential customers.  We may be unable to offer products consistently or at all that compete effectively with products of others on the basis of price or performance.  Failure to achieve broad acceptance of our products by potential customers and to effectively compete would have a material adverse effect on our operating results.

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

We also rely on the law of trade secrets to protect unpatented know-how and technology to maintain our competitive position. We try to protect this know-how and technology by limiting access to the trade secrets to those of our employees contractors and partners with a need to know such information and by entering into confidentiality agreements with parties that have access to it, such as our employees, consultants and business partners. Any of these parties could breach the agreements and disclose our trade secrets or confidential information, or our competitors might learn of the information in some other way.  If any trade secret not protected by a patent were to be disclosed to or independently developed by a competitor, our competitive position could be materially harmed.

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

In 2003 and 2002, 49% and 83%, respectively, of our consolidated revenue was derived from performance on a limited number of development contracts with the U.S. government.  For the three months ended March 31, 2004, 42% of our revenue was derived from performance on development contracts with the U.S. government.  Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues.  Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding.  The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis.  Our competitors continuously engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future.  Our contracts with the government are subject to immediate termination by the government for convenience at any time.  The government may choose to use contractors with competing display technologies or it may decide to discontinue any of our programs altogether.  In addition, those development contracts that we do obtain require ongoing compliance with applicable government regulations.  Termination of our development contracts, a shift in government spending to other programs in which we are not involved, a reduction in government spending generally, or our failure to meet applicable government regulations could have severe consequences for our results of operations.

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

Lumera’s success will depend in part on the commercial acceptance of the polymer materials technology.  The optical communications industry is currently fragmented with many competitors developing different technologies.  We expect that only a few of these technologies ultimately will gain market acceptance.  Products based on the polymer materials may not be accepted by original equipment manufacturers and systems integrators of optical communications networks.  The Wi-Fi antenna market is evolving rapidly and involves many competitors and competing technologies.  To be accepted, the polymer material based products must meet the technical and performance requirements of our potential customers in the telecommunications industry.  If our optical materials technology fails to achieve market acceptance, we may not be able to continue to develop the technology.

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

Some of our products are directed at the telecommunications and networking markets, which have recently been subject to overcapacity and slow growth or decline.  Lumera’s revenues are highly sensitive to developments in the telecommunications and networking industries.

A substantial portion of our future sales may be derived from product sales in the telecommunications and the networking markets.  Developments that adversely affect the telecommunications or networking markets, including delays in traffic growth, government regulation or a general economic downturn, could slow or halt our revenue growth.  The recent downturn in the telecommunications market may continue to adversely affect our business.  Reduced capital spending and technology investment by telecommunications companies may make it more difficult for our products to gain market acceptance.  Customers may be less willing to purchase new technology such as ours or invest in new technology development when they have limited cash.  A substantial portion of Lumera’s expected revenues will be derived from product sales to original equipment manufacturers and system integrators in the telecommunications and the networking industry.  We believe that sales of potential products in this market could represent a significant portion of our future revenues.  Developments that adversely affect the telecommunications or networking sectors, including delays in traffic growth, government regulation or a general economic downturn, could slow or halt our revenue growth.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company’s cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates.  Due to the generally short-term maturities of these investment securities, the Company believes that the market risk arising from its holdings of these financial instruments is not material.  A one-percent change in market interest rates would have approximately a $41,000 impact on the fair value of the investment securities.

The Company’s investment policy restricts investments to ensure principal preservation and liquidity.  The Company invests cash that it expects to use within approximately sixty days in U.S. treasury-backed instruments. The Company invests cash in excess of that amount in high quality investment securities.  The investment securities portfolio is limited to U.S. government and U.S. government agency debt securities and other high-grade securities generally with maturities of three years or less.

The weighted average maturities of cash equivalents and investment securities available-for-sale as of March 31, 2004, are as follows (dollar amounts in thousands):

	Amount	Percent
Cash and equivalents	$1,171	7.92%
Less than one year	13,619	92.08%
	$14,790	100.00%

Presently, all of the Company’s development contract payments are denominated in U.S. dollars and, consequently, the Company believes it has no foreign currency exchange rate risk.  However, in the future the Company may enter into development contracts or product sales in foreign currencies that may subject the Company to foreign exchange rate risk.

From time to time the company makes purchases denominated in foreign currencies.  Due to the short maturity and low value of these purchases, the company believes its foreign exchange risk from these purchases is immaterial.

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

The Company filed the following current reports on Form 8-K during the quarter ended March 31, 2004:

Current report on 8-K announcing financial results for the year ended December 31, 2003, as filed with the SEC on March 15, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.

Date:  May 10, 2004

/s/  Richard F. Rutkowski

Richard F. Rutkowski
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2004	/s/ Jeff Wilson
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