Form 10-Q
period 2004-06-30
MICROVISION INC
filed 2004-08-09
CIK 65770

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

As of August 1, 2004, 21,508,000 shares of the Company’s common stock, .001 par value, were outstanding.

Microvision, Inc.

Consolidated Balance Sheet

(In thousands, except per share data)

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$3,133	$10,700
Investment securities, available-for-sale	3,521	11,078
Accounts receivable, net of allowances of $133 and $109	1,577	1,896
Costs and estimated earnings in excess of billings on uncompleted contracts	785	664
Inventory	2,821	331
Other current assets	2,122	1,684
Total current assets	13,959	26,353

Property and equipment, net	5,224	5,958
Restricted investments	1,238	1,269
Other assets	267	338
Total assets	$20,688	$33,918

Liabilities, Minority Interests and Shareholders’ Equity
Current Liabilities
Accounts payable	$3,303	$1,223
Accrued liabilities	4,781	5,164
Current portion of research liability	78	—
Billings in excess of costs and estimated earnings on uncompleted contracts	50	53
Current portion of notes payable	2,085	—
Current portion of capital lease obligations	45	62
Current portion of long-term debt	74	70
Total current liabilities	10,416	6,572

Research liability, net of current portion	—	1,948
Capital lease obligations, net of current portion	11	34
Long-term debt, net of current portion	62	99
Deferred rent, net of current portion	64	107
Other long-term liabilities	244	16
Total liabilities	10,797	8,776

Commitments and Contingencies	—	—

Minority Interests	1,030	1,847

Shareholders’ Equity
Common stock, par value $.001; 73,000 shares authorized; 21,506 and 21,449 shares issued and outstanding	22	21
Paid-in capital	180,940	180,354
Preferred stock, par value $.001; 25,000 shares authorized; 0 shares issued and outstanding	—	—
Deferred compensation	(642)	(846)
Subscriptions receivable from related parties	(166)	(166)
Receivables from related parties, net	(1,823)	(1,823)
Accumulated other comprehensive income	2	25
Accumulated deficit	(169,472)	(154,270)
Total shareholders’ equity	8,861	23,295
Total liabilities, minority interests and shareholders’ equity	$20,688	$33,918

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Operations

(In thousands, except earnings per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Contract revenue	$1,811	$4,364	$4,110	$7,767
Product revenue	587	147	1,262	281
Total revenue	2,398	4,511	5,372	8,048

Cost of contract revenue	1,192	2,052	2,397	3,356
Cost of product revenue	638	149	1,303	254
Total cost of revenue	1,830	2,201	3,700	3,610

Gross margin	568	2,310	1,672	4,438

Research and development expense (exclusive of non-cash compensation expense of $281 and $251 for the three months and $566 and $503 for the six months ended June 30, 2004 and 2003, respectively)	3,343	6,079	7,962	12,879

Marketing, general and administrative expense (exclusive of non-cash compensation expense of $652 and $201 for the three months and $1,050 and $414 for the six months ended June 30, 2004 and 2003, respectively)	5,191	4,386	9,764	8,671

Non-cash compensation expense	933	452	1,616	917
Total operating expenses	9,467	10,917	19,342	22,467

Loss from operations	(8,899)	(8,607)	(17,670)	(18,029)

Interest income	79	91	181	214
Interest expense	(89)	(10)	(97)	(24)
Gain (loss) on disposal of fixed assets, net	—	(31)	—	(31)
Realized gain on sale of investment securities	—	12	—	39

Loss before minority interests	(8,909)	(8,545)	(17,586)	(17,831)

Minority interests in loss of consolidated subsidiary	397	1,853	2,384	3,743

Net loss	$(8,512)	$(6,692)	$(15,202)	$(14,088)

Net loss per share - basic and diluted	$(0.40)	$(0.38)	$(0.71)	$(0.83)

Weighted-average shares outstanding - basic and diluted	21,497	17,799	21,478	16,878

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net loss	$(8,512)	$(6,692)	$(15,202)	$(14,088)

Other comprehensive income (loss) - Unrealized gain (loss) on investment securities, available-for-sale:

Unrealized holding gains (losses) arising during period	(9)	(16)	(23)	(30)

Less: reclassification adjustment for gains realized in net loss	—	(12)	—	(39)

Net unrealized gain (loss)	(9)	(28)	(23)	(69)

Comprehensive loss	$(8,521)	$(6,720)	$(15,225)	$(14,157)

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2004	2003

Cash flows from operating activities
Net loss	$(15,202)	$(14,088)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,378	1,632
Gain (loss) on disposal of fixed assets	—	31
Non-cash expenses related to issuance of stock, warrants, options and amortization of deferred compensation	1,616	917
Allowance for receivables from related parties	—	200
Realized gain on sale of investment securities	—	(39)
Minority interests in loss of consolidated subsidiary	(2,384)	(3,743)
Non-cash deferred rent	(43)	(43)
Interest on Notes Payable	86	—
Change in:
Accounts receivable	319	(1,161)
Costs and estimated earnings in excess of billings on uncompleted contracts	(121)	(372)
Inventory	(2,490)	297
Other current assets	(597)	325
Other assets	71	20
Accounts payable	2,021	(73)
Accrued liabilities	(418)	880
Billings in excess of costs and estimated earnings on uncompleted contracts	(3)	(111)
Research liability, current and long-term	(1,870)	977
Net cash used in operating activities	(17,637)	(14,351)

Cash flows from investing activities
Sales of investment securities	8,589	2,779
Purchases of investment securities	(1,055)	—
Sales of restricted investment securities	1,269	1,356
Purchases of restricted investment securities	(1,238)	(1,269)
Purchases of property and equipment	(585)	(628)
Net cash provided by investing activities	6,980	2,238

Cash flows from financing activities
Principal payments under capital leases	(40)	(45)
Proceeds from issuance of short-term notes	2,300	—
Principal payments under long-term debt	(33)	(30)
Net proceeds from issuance of common stock	363	11,591
Net proceeds from sale of subsidiary’s equity to minority interests	500	—
Net cash provided by financing activities	3,090	11,516

Net decrease in cash and cash equivalents	(7,567)	(597)
Cash and cash equivalents at beginning of period	10,700	9,872

Cash and cash equivalents at end of period	$3,133	$9,275

The accompanying notes are an integral part of these financial statements.

	Six months ended June 30,
	2004	2003

Supplemental disclosure of cash flow information

Cash paid for interest	$11	$24

Supplemental schedule of non-cash investing and financing activities

Other non-cash additions to property and equipment	$88	$45

The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.

Notes to Consolidated Financial Statements

June 30, 2004

Management’s Statement

The Consolidated Balance Sheet as of June 30, 2004, the Consolidated Statements of Operations, and Comprehensive Loss for the three and six months ended June 30, 2004 and June 30, 2003, and the Consolidated Statement of Cash Flows for the six months ended June 30, 2004 and June 30, 2003 have been prepared by Microvision, Inc. (the “Company”) and have not been audited.  In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 2004 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the SEC.  You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

At June 30,2004 Microvision had $6.0 million in cash, cash equivalents and marketable investment securities.  Microvision will require additional financing to fund its current operating plan beyond September 30, 2004.  Microvision plans to raise additional cash to continue to fund its operating plan past that date.  There can be no assurance that additional financing will be available to Microvision or that, if available, it will be available on terms acceptable to Microvision on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, Microvision will be required to limit its operations substantially.  This limitation of operations may include reduction in capital expenditures, as well as reductions in staff and operating costs.

Principles of Consolidation

The consolidated financial statements include the accounts of Microvision, Inc. (“Microvision”); a Delaware corporation, and its subsidiary Lumera Corporation (“Lumera”), a Washington corporation, (collectively the “Company”).  As of June 30, 2004 and December 31, 2003 Microvision owned 76% of the common stock, 11% of the Series A and 27% of the Series B convertible preferred stock and 76% of the common stock, 11% of the Series A and 32% of the Series B convertible preferred stock, respectively.  At June 30, 2004 balance of Lumera’s outstanding capital stock was owned by its directors, Microvision employees, the University of Washington and other investors unaffiliated with the Company.  Lumera’s losses were first allocated to its common shareholders until such losses exceeded its common equity and then to its preferred shareholders pro rata in accordance with their respective liquidation values.  All material intercompany accounts and transactions have been eliminated in consolidation.

In July 2004, Lumera completed an initial public offering of its common stock.  In connection with the offering, all Lumera Series A and Series B, Preferred Stock was converted to Lumera common stock.  Immediately after the offering Microvision owned 5,434,000 shares or 33% of the common stock of Lumera. As a result of the change in ownership percentage, Microvision will change the method of accounting for its investment in Lumera to the equity method.  Microvision expects to record a non-cash change in interest gain of approximately $13.0 million during the third quarter as a result of the public offering.  In connection with initial public offering, Microvision entered into a six month lock-up agreement. During the lock-up period, Microvision can not sell or pledge as collateral its shares of Lumera stock.

Inventory

Inventory at June 30, 2004 and December 31, 2003 consisted of the following:

	June 30 2004	December 31, 2003
Raw materials	$1,700,000	$98,000
Work in process	112,000	—
Finished goods	1,009,000	233,000
	$2,821,000	$331,000

The inventory at June 30, 2004 and December 31, 2003 consisted of raw materials, work in process and finished goods for Nomad and Flic.  Inventory is stated at the lower of cost or market, with cost determined on a weighted average basis.  Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

Amendment to University of Washington Agreement

In April 2004, Lumera and the University of Washington entered into a fourth amendment to the Sponsored Research Agreement that requires payments of $125,000 for the quarters ending March 31, 2004 and June 30, 2004 and eliminates a contingent payment of $2,000,000.  For each of the quarters ending September 30, 2004 and December 31, 2004 Lumera is required to pay $250,000.  The agreement will terminate in 2005 after payments of $375,000 are made in each of the quarters ending March 31, 2005 and June 30, 2005.  Total payments under the Sponsored Research Agreement will be $5,750,000 instead of the original $9,000,000.

Lumera recognizes research and development expense under the Sponsored Research Agreement on a straight line basis over the term of the agreement.  At the time of the fourth amendment to the Sponsored Research Agreement, Lumera had recognized $6.5 million in cumulative expense related to the Sponsored Research Agreement.  In April 2004, Lumera recorded a reduction in its liability and an offsetting reduction in expense of $2.4 million to reduce the cumulative expense recognized under the Sponsored Research Agreement to the expense incurred under the fourth amendment on a straight line basis.  Lumera will continue to recognize approximately $325,000 per quarter in expense on the Sponsored research agreement until it expires in June 2005.

Convertible Promissory Notes

In April 2004, Lumera raised $2,300,000 from the issuance of convertible promissory notes.  The notes accrue interest at a rate of 6.5% per annum and are payable on demand following the closing of the underwritten public offering of Lumera’s common stock in July 2004.  The principal amount and any accrued but unpaid interest in respect of each note is convertible at any time, at the option of the holder, into shares of Lumera’s common stock.  The conversion price is $6.00 per share of common stock.

In connection with the sale of the convertible notes, Lumera also issued warrants to purchase shares of common stock.  The number of shares is based on a formula based on the exercise price of the warrant and the face amount of the holder’s convertible note.  The exercise price of the warrants is $7.20 per share.  All of the warrants are exercisable on the date of grant and expire in April 2009.  The value of the warrants granted was estimated to be approximately $344,000 using the Black Scholes option pricing model.  The relative fair value of the warrants of $299,000 will be treated as a debt issuance cost and is being amortized to interest expense over the one year term of the convertible notes.

Net Loss Per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods.  Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding.  Diluted net loss per share for the three and six months ended June 30, 2004 is equal to basic net loss per share because the effect of potential common stock outstanding during the periods, including options and warrants, is anti-dilutive.

The components of basic and diluted earnings per share were as follows (in thousands except earnings per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Numerator:
Net loss available	$(8,512)	$(6,692)	$(15,202)	$(14,088)
Denominator:
Basic and diluted weighted-average common shares outstanding	21,497	17,799	21,478	16,878

Basic and diluted net loss per share	$(.40)	$(.38)	$(.71)	$(.83)

As of June 30, 2004 and 2003, Microvision had outstanding options and warrants to purchase 6,029,000 and 6,317,000 shares of common stock, respectively.  As of June 30, 2004 and 2003, Lumera had outstanding options and warrants to purchase 1,941,000 and 943,000 shares of common stock, respectively.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related amendments and interpretations including the Financial Accounting Standards Board (FASB) Interpretation Number (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18.

Total non-cash stock-based compensation expense related to employee and director awards included in the determination of net loss was $558,000 and $28,000 for the three months ended June 30, 2004 and 2003; and $798,000 and $73,000 for the six months ended June 30, 2004 and 2003, respectively.  Had compensation expense for employee and director options been determined using the fair values at the grant dates consistent with the methodology prescribed under SFAS No. 123, the Company’s consolidated net loss available to common shareholders and associated net loss per share would have increased to the pro forma amounts indicated below (in thousands):

		Three Months Ended June 30		Six Months Ended June 30
		2004	2003	2004	2003
	Net Loss available for common shareholders, as reported	$(8,512)	$(6,692)	$(15,202)	$(14,088)

	Add: Stock-based employee compensation expense included in net loss available for common shareholders, as reported	86	27	139	71

	Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,141)	(2,071)	(3,571)	(5,740)

	Net Loss available for common shareholders, pro forma	$(9,567)	$(8,736)	$(18,634)	$(19,757)

Net Loss per share	As reported	$(.40)	$(.38)	$(.71)	$(.83)
	(Basic and diluted)
	Pro Forma	$(.45)	$(.49)	$(.87)	$(1.17)

	Weighted average Shares outstanding	21,497	17,799	21,478	16,878

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

The following table reflects the results of the Company’s reportable segments under the Company’s financial management system.  The performance of each segment is measured based on several metrics.  These results are used, in part, by management in evaluating the performance of, and in allocation of resources to, each of the segments.  The Company does not expect Lumera to be a reportable segment begining in the third quarter of 2004.

	Three months ended June 30, 2004
	(in thousands)
	Microvision	Lumera	Eliminations	Total
Contract revenue	$1,523	$288	$—	$1,811
Product revenue	587	—		587
Cost of contract revenue	1,004	188	—	1,192
Cost of product revenue	638	—	—	638
Research and development expense	4,306	(963)	—	3,343
Marketing, general and administrative expense	4,440	751	—	5,191
Non-cash compensation expense	168	765	—	933
Interest income	78	1	—	79
Interest expense	3	86	—	89
Segment loss	8,371	538	(397)	8,512
Depreciation	397	298	—	695
Expenditures for capital assets	291	82	—	373
Segment assets	23,794	4,253	(7,359)	20,688

	Three months ended June 30, 2003
	(in thousands)
	Microvision	Lumera	Eliminations	Total
Contract revenue	$3,968	$396	$—	$4,364
Product revenue	147	—	—	147
Cost of contract revenue	1,867	185	—	2,052
Cost of product revenue	149	—	—	149
Research and development expense	4,295	1,784	—	6,079
Marketing, general and administrative expense	4,106	280	—	4,386
Non-cash compensation expense	200	252	—	452
Interest income	80	11	—	91
Interest expense	10	—	—	10
Segment loss	6,463	2,082	(1,853)	6,692
Depreciation	527	296	—	823
Expenditures for capital assets	262	28	—	290
Segment assets	28,893	5,604	(6,697)	27,800

	Six months ended June 30, 2004
	(in thousands)
	Microvision	Lumera	Eliminations	Total

Contract revenue	$3,506	$604	$—	$4,110
Product revenue	1,262	—	—	1,262
Cost of contract revenue	2,015	382	—	2,397
Cost of product revenue	1,303	—	—	1,303
Research and development expense	7,458	504	—	7,962
Marketing, general and administrative expense	8,573	1,191	—	9,764
Non-cash compensation expense	350	1,266	—	1,616
Interest income	180	1	—	181
Interest expense	11	86	—	97
Segment loss	14,762	2,824	(2,384)	15,202
Depreciation	783	595	—	1,378
Expenditures for capital assets	488	97	—	585
Segment assets	23,794	4,253	(7,359)	20,688

	Six months ended June 30, 2003
	(in thousands)
	Microvision	Lumera	Eliminations	Total

Contract revenue	$7,002	$765	$—	$7,767
Product revenue	281	—	—	281
Cost of contract revenue	2,973	383	—	3,356
Cost of product revenue	254	—	—	254
Research and development expense	9,342	3,537	—	12,879
Marketing, general and administrative expense	8,051	620	—	8,671
Non-cash compensation expense	413	504	—	917
Interest income	180	34	—	214
Interest expense	24	—	—	24
Segment loss	13,625	4,206	(3,743)	14,088
Depreciation	1,038	594	—	1,632
Expenditures for capital assets	277	351	—	628
Segment assets	28,893	5,604	(6,697)	27,800

ITEM 2           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information set forth in this report in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 3, “Quantitative and Qualitative Disclosure about Market Risk,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by that section.  Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Microvision, as well as assumptions relating to the foregoing.  The words “believe,” “expect,” “will,” “anticipate,” “estimate,” “project,” “plan,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Factors that could cause results to differ materially from those projected or implied in the forward-looking statements are set forth below under the caption “Risk Factors Relating to the Microvision’s Business.”

Overview

The company has historically included both Microvision, Inc. (“Microvision”) and its consolidated subsidiary, Lumera Corporation (“Lumera”) (collectively the “Company”).  The Company designs and markets information display and image capture products and products utilizing its optical and related materials technology.  Historically, the Company has developed and sought to commercialize technologies and products in two business segments relating to the display, capture and transmission of information:

•      Microvision -        Develops and commercializes scanned beam technology for information displays and image capture products.

•      Lumera -                 Develops and commercializes a new class of organic non-linear optical materials that can be used to change the properties of light waves used to transmit information.

In July 2004, Lumera completed an initial public offering of its common stock.  In connection with the offering, all Lumera Series A and Series B Preferred Stock was converted to Lumera common stock.  Immediately after the offering Microvision owns 5,434,000 shares or 33% of the common stock of Lumera. As a result of the change in ownership percentage, Microvision will change the method of accounting for its investment in Lumera to the equity method.  Microvision expects to record a non-cash change in interest gain of approximately $13.0 million during the third quarter as a result of the public offering.  In connection with the Lumera initial public offering, Microvision entered into a six month lock-up agreement. During the lock-up period, Microvision can not sell or pledge as collateral its shares of Lumera stock.

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

The U.S. Army has deployed 100 Nomad systems in the US Army’s Stryker Brigade Combat Team, in Iraq.  The helmet-mounted Nomad Augmented Vision System provides the vehicle commander with a head-up, daylight-readable, remote display of the Stryker’s onboard battlefield computer while operating from the commander’s hatch opening.  The Nomad allows the commander to observe the surroundings, while choosing the optimum path ahead, commanding the vehicle and better using tactical information.

Microvision is using a contract manufacturer in Washington State to build the Nomad.  Microvision will distribute the Nomad directly to end customers through its sales force, through independent manufacturers’ representatives and through original equipment manufacturers.

Flic

In 2002, Microvision introduced Flic, a hand held bar code scanner. The Flic features a proprietary design that provides for lower power consumption and cost than other currently available bar code scanners.  In 2003, Microvision introduced Flic cordless, a Bluetooth enabled version of the Flic.  During 2003, Microvision worked with its customers to add required features for specific markets, and with application developers to develop integrated solutions that utilize the Flic.  This work resulted in an order for over 5,000 Flics from NCR during the fourth quarter of 2003.  Microvision expects that the sales volume for Flic will grow as customers complete their trials and application developers release products incorporating Flic.

Flic is manufactured for Microvision by a contract manufacturer located in Batam, Indonesia.  Microvision distributes Flic directly to end users through value added resellers, original equipment manufacturers such as NCR, and through phone and internet orders.

Other Applications

Microvision is continuing to develop prototype automotive head-up displays, electronic view finders, and image capture products.  These prototypes demonstrate that scanned beam display technology can be used in different potential display and image capture products.  Microvision believes that it can further develop these prototypes into products that will meet the customer’s specifications for size, brightness, image quality and cost.  Microvision has continued development work on these potential products in 2004.

Lumera

Lumera continues to develop WiFi antennas, electro-optical modulators and micro array platform chips that are based on its proprietary technology.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO
THREE MONTHS ENDED JUNE 30, 2003

Contract Revenue The Company earns contract revenue from performance on development contracts with United States government and commercial customers.  Contract revenue in the three months ended June 30, 2004 decreased by approximately $2.6 million, or 59% to $1.8 million from $4.4 million in the same period in 2003. For the three months ended June 30, 2004, 55% of contract revenue was derived from performance on development contracts with the United States government and 45% from performance on development contracts with commercial customers.  For the three months ended June 30, 2003, 62% of revenue was derived from performance on development contracts with the United States government, 38% from performance on development contracts with commercial customers.  Contract revenue for Lumera was $288,000 and $396,000 for the three months ended June 30, 2004 and 2003, respectively.

In May, 2004, the Microvision entered into a $3.9 million contract modification with the U.S. Army’s Aviation Applied Technology Directorate to continue work on an advanced helmet mounted display and imaging system to be used in the Virtual Cockpit Optimization Program.

Contract revenue is dependant upon the timing and volume of contracts the Company has entered into and the availability of technical resources to perform work on the contracts.  Contract revenue was lower during the three months end June 30, 2004 than the same period in 2003, due to fewer new contracts being executed and lower backlog and the need to allocate resources to Nomad product support.

The Company believes that, as long as most of its revenue is earned from performance on development contracts, there may be a high degree of variability in revenue from quarter to quarter.

The backlog of development contracts at June 30, 2004 was $4.9 million, of which $4.3 million was attributable to Microvision.  All development contracts in backlog are scheduled for completion and delivery during the next twelve months.  The backlog of development contracts at June 30, 2003 was $3.4 million

Product Revenue.  Microvision earns product revenue from sales of Nomad and Flic.  Product revenue in the three months ended June 30, 2004 increased by $440,000, or 299%, to $587,000 from $147,000 in the same period in 2003. For the three months ended June 30, 2004, 71% of product revenue was derived from the sales of Flic units and 29% from sales of Nomad units.  For the three months ended June 30, 2003, 39% of product revenue was derived from the sales of Flic units and 61% from the sales of Nomad units.

Microvision believes that product revenue will increase from both Flic and Nomad sales as the products gain market acceptance.  Quarterly revenue may vary substantially due to the timing of product orders from customers, production constraints, and raw material availability.

The backlog of product orders at June 30, 2004 was approximately $233,000, all of which is scheduled for delivery during the next twelve months.

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

Cost of contract revenue for the three months ended June 30, 2004 decreased by $860,000 or 42% to $1.2 million from $2.1 million in the same period in 2003.  Cost of contract revenue for Lumera was $188,000 and $185,000 for the three months ended June 30, 2004 and 2003, respectively.  Total direct costs for the three months ended June 30, 2004 decreased by 37% from the same period in 2003.  The total direct labor component of direct costs for the three months ended June 30, 2004 decreased by 45% from the same period in 2003.  The Company experienced unplanned technical difficulties on one project.  As a result of the difficulties more direct cost than usual was incurred in completing the project resulting in a lower gross margin during the three months ended June 30, 2004 than the same period in 2003.

Research and development overhead is allocated to both cost of contract revenue and research and development expense based on the proportion of direct labor cost incurred in cost of contract revenue and research and development, respectively.  As a result of the lower direct labor cost in cost of revenue and a lower overhead rate for the three months ended June 30, 2004, approximately 46% less overhead was allocated to cost of revenue than in the same period in 2003.

Microvision expects that cost of contract revenue on an absolute dollar basis will increase in the future.  This increase will likely result from additional development contract work that Microvision expects to perform.  The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract and contract cost mix and the levels of direct and indirect costs incurred.  Microvision expects the cost of contract revenue, as a percentage of contract revenue, to fluctuate modestly over time.

Cost of Product Revenue.  Cost of product revenue includes both the direct and allocated indirect costs of manufacturing Nomads and Flics sold to customers.  Direct costs include labor, materials and other costs incurred directly in the manufacture of Flic and Nomad.  Indirect costs include labor and other costs associated with operating Microvision’s manufacturing capabilities and capacity.

Cost of product revenue for the three months ended June 30, 2004 increased by $489,000 or 328% to $638,000 from $149,000 in the same period in 2003.

Microvision’s costs to produce Nomad units during the three months ended June 30, 2004 were substantially higher than product revenue.  Microvision has classified production cost in excess of product revenue as research and development expense.  Microvision does not expect Nomad production and the design and manufacturing processes to become sufficiently mature to support “commercial production” as described in SFAS No. 2 “Accounting for Research and Development Costs” until at least the fourth quarter of 2004.

At June 30, 2004, Microvision had Flic units that contain older versions of components or firmware in inventory.  Microvision determined that these units will be upgraded to current standard or scrapped depending on the technical feasibility of upgrading the individual unit. In the three months ended June 30, 2004, Microvision recorded a write down of Flic inventory of $100,000 to reduce the Flics to their estimated value. This write down was included in cost of product revenue in the three months ended June 30, 2004.

Manufacturing overhead is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the proportion of direct material purchased for the respective activity.

Microvision expects that cost of product revenue on an absolute dollar basis will increase in the future.  This increase will likely result from expected sales of commercial products.  The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the volume of direct materials purchased, the level of overhead expense and the product mix.

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

•      Nomad production cost in excess of Nomad revenue, respectively, and

•      Other operating expenses.

Included in research and development expenses are costs incurred in acquiring and maintaining licenses.

Research and development expense in the three months ended June 30, 2004 decreased by $2.8 million, or 45%, to $3.3 million from $6.1 million in the same period in 2003.  Research and development expense for Lumera was ($963,000) and $1.8 million for the three months ended June 30, 2004 and 2003, respectively.

In April 2004, Lumera and the University of Washington entered into a fourth amendment to the Sponsored Research Agreement that requires payments of $125,000 for quarters ending March 31, 2004 and June 30, 2004 and eliminates a contingent payment of $2.0 million.  For each of the quarters ending September 30, 2004 and December 31, 2004 Lumera is required to pay $250,000.  The agreement will terminate in 2005 after payments of $375,000 are made in each of the quarters ending March 31, 2005 and June 30, 2005.  Total payments under the Sponsored Research Agreement will be $5.8 million instead of the original $9.0 million.

Lumera recognizes research and development expense under the Sponsored Research Agreement on a straight line basis over the term of the agreement.  At the time of the fourth amendment to the Sponsored Research Agreement, Lumera had recognized $6.5 million in expense related to the Sponsored Research Agreement.  In April 2004, Lumera recorded a reduction in its liability and an offsetting reduction in expense of $2.4 million to reduce the cumulative expense recognized under the Sponsored Research Agreement to the expense incurred under the fourth amendment on a straight line basis.  Lumera will continue to recognize approximately $325,000 per quarter in expense on the Sponsored research agreement until it expires in June 2005.

Research and development costs in 2003 include $645,000 for the closure of Microvision’s research and development facility in San Mateo, California.  Microvision consolidated its research and development activities in Bothell, Washington in May 2003.

Microvision believes that a substantial level of continuing research and development expense will be required to complete development of a new version of Nomad and to develop additional commercial products using the scanned beam display technology. Accordingly, Microvision anticipates its level of research and development spending will continue to be substantial.  These expenses could be incurred as a result of:

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

Marketing, general and administrative expenses in the three months ended June 30, 2004 increased by $805,000, or 18%, to $5.2 million from $4.4 million in the same period in 2003.  Marketing general and administrative expense for Lumera was $751,000 and $280,000 for the three months ended June 30, 2004 and 2003, respectively.

Microvision’s increase is attributable to increased sales and marketing costs for the Nomad product.  The increased costs have included salaries, travel and promotion costs directly related Nomad sales activity.  Lumera’s increased costs include salaries and consulting fees related to preparing for its initial public offering.

Microvision expects marketing, general and administrative expenses to increase, commensurate with increases in revenue, in future periods as Microvision:

•        Adds to its sales and marketing staff,

•        Makes additional investments in sales and marketing activities, and

•        Increases the level of corporate and administrative activity.

Non-Cash Compensation Expense.  Non-cash compensation expense in the three months ended June 30, 2004 increased $481,000, or 106%, to $933,000 from $452,000 in the same period in 2003. During the three months ended March 31, 2004, Lumera granted options to purchase 415,000 shares of Class A common stock to Lumera employees and directors with a weighted-average exercise price of $2.00. Lumera determined that the fair market value of its common stock was $3.35 per share on the grant date.  The Company recorded an aggregate charge of $216,000 of non-cash compensation expense during the three months ended March 31, 2004 related to these grants as the exercise price was deemed to be below the fair value of the common stock.  In addition the Company recorded amortization of deferred stock-based compensation of $278,000 during the three months ended June 30, 2004 related to Lumera’s option grants to employees and its Board of Directors. In July 2004, Lumera revised its estimate of the fair value of its common stock. This revision resulted in an adjustment to Lumera stock based compensation charge during the first quarter of 2004 of $305,000.  The Company recorded this revision to the consolidated non-cash compensation expense amount during the second quarter of 2004.  The net impact to the consolidated net loss for the three months ended June 30, 2004 was to increase the net loss by $39,000.

The following table shows the major components of non-cash compensation expense for the three months ended June 30, 2004 and 2003, respectively.

	Three months ended June 30,
	2004	2003
Lumera stock issued to the University of Washington	$—	$251,000
Microvision and Lumera securities issued to third parties	375,000	173,000
Microvision and Lumera stock options issued to employees	216,000	28,000
Microvision and Lumera options issued to Non-Management Directors	342,000	—
	$933,000	$452,000

At June 30, 2004, Microvision and Lumera had $642,000 and $1,043,000 respectively, of unamortized non-cash compensation expense that will be amortized over the next three years.

Interest Income and Expense.  Interest income in the three months ended June 30, 2004 decreased by $12,000, or 13%, to $79,000 from $91, 000 in the same period in 2003.  This decrease resulted primarily from lower average cash and investment securities balances in the three months ended June 30, 2004 than the average cash and investment securities balances in the same period of the prior year.

Interest expense increased due to interest expense on Lumera’s $2.3 million promissory notes.

Results of Operations

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO
SIX MONTHS ENDED JUNE 30, 2003

Contract Revenue.  Contract revenue in the six months ended June 30, 2004 decreased by approximately $3.7 million, or 47%, to $4.1 million from $7.8 million in the same period in 2003. For the six months ended June 30, 2004, 54% of contract revenue was derived from performance on development contracts with the United States government and 46% from performance on development contracts with commercial customers.  For the six months ended June 30, 2003, 54% of revenue was derived from performance on development contracts with the United States government, 46% from performance on development contracts with commercial customers.  Contract revenue for Lumera was $604,000 and $765,000 for the six months ended June 30, 2004 and 2003, respectively.

In May 2004, the Microvision entered into a $3.9 million contract modification with the U.S. Army’s Aviation Applied Technology Directorate to continue work on an advanced helmet mounted display and imaging system to be used in the Virtual Cockpit Optimization Program.

Contract revenue is dependant upon the timing and volume of contracts the Company has entered into and the availability of technical resources to perform work on the contracts.  Contract revenue was lower during the six months ended June 30, 2004 than the same period in 2003, due to fewer new contracts being executed and lower backlog and the need to allocate resources to Nomad product support.

Product Revenue.  Product revenue in the six months ended June 30, 2004 increased by $1.0 million, or 349%, to $1.3 million from $281,000 in the same period in 2003. For the six months ended June 30, 2004, 86% of product revenue was derived from the sales of Flic units and 14% form the sales of Nomad units, respectively.  For the six months ended June 30, 2003, 46% of product revenue was derived from the sales of Flic units and 54% from the sales of Nomad units, respectively.

Microvision believes that product revenue will increase from both Flic and Nomad sales as the products gain market acceptance.  Quarterly revenue may vary substantially due to the timing of product orders from customers, production constraints, and raw material availability.

Cost of Contract Revenue.  Cost of contract revenue for the six months ended June 30, 2004 decreased by $959,000 or 29% to $2.4 million from $3.4 million in the same period in 2003.  Cost of contract revenue for Lumera was $382,000 and $383,000 for the six months ended June 30, 2004 and 2003, respectively.  Total direct costs for the six months ended June 30, 2004 decreased by 27% from the same period in 2003.  The total direct labor component of direct costs for the six months ended June 30, 2004 decreased by 33% from the same period in 2003.  The Company experienced unplanned technical difficulties on one project as a result of the difficulties more direct cost than plan was incurred in completing the project resulting in a lower gross margin during the three months ended June 30, 2004 than the same period in 2003.

Research and development overhead is allocated to both cost of contract revenue and research and development expense based on the proportion of direct labor cost incurred in cost of contract revenue and research and development, respectively.  As a result of the lower direct labor cost in cost of revenue and a lower overhead rate for the six months ended June 30, 2004, approximately 30% less overhead was allocated to cost of revenue than in the same period in 2003.

Cost of Product Revenue.  Cost of product revenue for the six months ended June 30, 2004 increased by $1.0 million or 413% to $1.3 million from $254,000 in the same period in 2003.

Microvision’s costs to produce Nomad units during the three months ended June 30, 2004 were substantially higher than product revenue.  Microvision has classified production cost in excess of product revenue as research and development expense.  The Company does not expect Nomad production and the design and manufacturing processes to become sufficiently mature to support “commercial production” as described in SFAS No. 2 “Accounting for Research and Development Costs” until at least the fourth quarter of 2004.

Research and Development Expense.  Research and development expense in the six months ended June 30, 2004 decreased by $4.9 million, or 38%, to $8.0 million from $12.9 million in the same period in 2003.  Research and development expense for Lumera was $504,000 and $3,537,000 for the six months ended June 30, 2004 and 2003, respectively.

In April 2004, Lumera and the University of Washington entered into a fourth amendment to the Sponsored Research Agreement that requires payments of $125,000 for quarters ending March 31, 2004 and June 30, 2004 and eliminates the contingent payment of $2.0 million.  For each of the quarters ending September 30, 2004 and December 31, 2004 Lumera is required to pay $250,000.  The agreement will terminate in 2005 after payments of $375,000 are made in quarters ending March 31, 2005 and June 30, 2005.  Total payments under the Sponsored Research Agreement will be $5.8 million instead of the original $9.0 million. Lumera recognizes research and development expense under the Sponsored Research Agreement on a straight line basis over the term of the agreement.  At the time of the fourth amendment to the Sponsored Research Agreement, Lumera had recognized $6.5 million in expense related to the Sponsored Research Agreement.  In April 2004, Lumera recorded a reduction in its liability and an offsetting reduction in expense of $2.4 million to reduce the cumulative expense recognized under the Sponsored Research Agreement to the expense incurred under the fourth amendment on a straight line basis.  Lumera will continue to recognize approximately $325,000 per quarter in expense on the Sponsored research agreement until it expires in June 2005.

Research and development costs in 2003 include $645,000 for the closure of Microvision’s research and development facility in San Mateo, California.  Microvision consolidated its research and development activities in Bothell, Washington in May 2003

Marketing, General and Administrative Expense.  Marketing, general and administrative expenses in the six months ended June 30, 2004 increased by $1.1 million, or 13%, to $9.8 million from $8.7 million in the same period in 2003.  The increase is attributable to increased sales and marketing costs for the Nomad product.  The increased costs have included salaries, travel and promotion costs directly related Nomad sales activity.  Marketing general and administrative expense for Lumera was $1.2 million and $620,000 for the six months ended June 30, 2004 and 2003, respectively.

Non-Cash Compensation Expense.  Non-cash compensation expense in the six months ended June 30, 2004 increased by $699,000 or 76%, to $1.6 million from $917,000 in the same period in 2003.

During the six months ended June 30, 2004, the Lumera granted options to purchase 415,000 shares of Class A common stock to Lumera employees and directors with a weighted-average exercise price of $2.00. Lumera determined that the fair market value of its common stock was $3.35 per share on the grant date.  Lumera recorded an aggregate charge of $216,000 of non-cash compensation expense during the three months ended March 31, 2004 related to these grants as the exercise price was deemed to be below the fair value of the common stock.  In addition the Company recorded amortization of deferred stock-based compensation of $278,000 during the three months ended June 30, 2004 related to Lumera’s option grants to employees and its Board of Directors.  In July 2004, Lumera revised its estimate of the fair value of its common stock. This revision resulted in an adjustment to Lumera’s stock based compensation charge during the first quarter of 2004 of $305,000.  The Company recorded this revision to the consolidated non-cash compensation expense amount during the second quarter of 2004.  The net impact to the consolidated net loss for the three months ended June 30, 2004 was to increase the net loss by $39,000.  The adjustment had no impact on the Company’s consolidated net loss for the six months ended June 30, 2004.

The following table shows the major components of non-cash compensation expense for the six months ended June 30, 2004 and 2003, respectively.

	Six months ended June 30,
	2004	2003
Lumera stock issued to the University of Washington	$159,000	$502,000
Microvision and Lumera securities issued to third parties	659,000	342,000
Microvision and Lumera stock options issued to employees	253,000	73,000
Microvision and Lumera stock and options issued to Non-Management Directors	545,000	—
	$1,616,000	$917,000

Interest Income and Expense.  Interest income in the six months ended June 30, 2004 decreased by $33,000, or 15%, to $181,000 from $214,000 in the same period in 2003.  This decrease resulted primarily from lower average cash and investment securities balances in the six months ended June 30, 2004 than the average cash and investment securities balances in the same period of the prior year.

Interest expense increased due to interest expense on Lumera’s $2.3 million promissory notes.

Liquidity and Capital Resources

The Company has funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants and, to a lesser extent, from development contract revenues and product sales. At June 30, 2004, Microvision had $6.0 million and Lumera had $657,000 in cash, cash equivalents and investment securities.

Cash used in operating activities totaled $17.6 million during the six months ended June 30, 2004, compared to $14.4 million during the same period in 2003.  Cash used in operating activities for each period resulted primarily from the net loss for the period.

•      “Inventory” increased by $2.5 million to $2.8 million at June 30, 2004 from $331,000 at December 31, 2003.  The increase was primarily attributable to purchases of Nomad inventory.  The Company made commitments to purchase minimum quantities of inventory at the start of Nomad production.  Microvision has taken delivery of most of this inventory and plans for inventory as a percent of revenue to decline as the nomad product revenue is expected to increase.  The Company values inventory at the lower of cost or market with cost determined on a weighted average cost basis.  The following table shows the composition of the inventory at June 30,3004 and December 31, 2003, respectively:

	June 30 2004	December 31, 2003
Raw materials	$1,700,000	$98,000
Work in process	112,000	—
Finished goods	1,009,000	233,000
	$2,821,000	$331,000

•      “Account Payable” increased $2.1 million to $3.3 million at June 30, 2004 from $1.2 million at December 31, 2003.  The increase in Accounts Payable is directly attributable to the increase in inventory.  The Company has thirty day payment terms with most of its vendors.

•      “Current portion of notes payable” increased $2.4 million to $2.4 million at June 30, 2004 from $0 at December 31, 2003. The increase is attributable to Lumera’s issuance of $2.3 million in convertible promissory notes in April 2004.  The notes accrue interest at a rate of 6.5% per annum and are payable on demand upon the closing of an underwritten public offering of Lumera’s common stock.  Lumera completed an initial public offering in July 2004.  The principal amount and any accrued but unpaid interest in respect of each note is convertible at any time, at the option of the holder, into shares of Lumera’s Class A common stock.  The conversion price is $6.00 per share of common stock.  In connection with the sale of these convertible notes, Lumera also issued warrants to purchase shares of common stock.  The number of shares is based on a formula based on the exercise price of the warrant and the face amount of the holder’s convertible note.  The exercise price of the warrants is $7.20 per share.  All of the warrants are exercisable on the date of grant and expire in April 2009.  The value of the warrants granted was estimated to be approximately $344,000 using the Black Scholes option pricing model.  The relative fair value of the warrants of $299,000 will be treated as a debt issuance cost and is being amortized to interest expense over the one year term of the convertible notes

•      “Research liability” decreased $1.9 million to $78,000 at June 30, 2004 from $1.9 million at December 31, 2003.  In April 2004, Lumera and the University of Washington entered into a fourth amendment to the Sponsored Research Agreement that requires payments of $125,000 for the quarters ending March 31, 2004 and June 30, 2004 and eliminates a contingent payment of $2.0 million.  For each of the quarters ending September 30, 2004 and December 31, 2004 Lumera is required to pay $250,000.  The agreement will terminate in 2005 after payments of $375,000 are made in each of the quarters ending March 31, 2005 and June 30, 2005.  Total payments under the Sponsored Research Agreement will be $5.8 million instead of the original $9.0 million.  Lumera recognizes research and development expense under the Sponsored Research Agreement on a straight line basis over the remaining term of the agreement.  At the time of the fourth amendment to the Sponsored Research Agreement, Lumera had recognized $6.5 million in cumulative expense related to the Sponsored Research Agreement.  In April 2004, Lumera recorded a reduction in its liability and an offsetting reduction in expense of $2.4 million to reduce the cumulative expense recognized under the Sponsored Research Agreement to the expense incurred under the fourth amendment on a straight line basis.  Lumera will continue to recognize approximately $325,000 per quarter in expense on the Sponsored research agreement until it expires in June 2005.

Cash provided by investing activities totaled $7.0 million during the six months ended June 30, 2004, compared to $2.2 million during the same period of 2003.  During the six months ended June 30, 2004, the Company had net sales of investment securities of $7.5 million compared to $2.8 million during the same period in 2003.  The proceeds from the sales of investment securities were used to fund the Company’s operations.

The Company used cash of $585,000 for capital expenditures during the six months ended June 30, 2004, compared to $628,000 during the same period in 2003.  Capital expenditures include leasehold improvements to leased office space and computer hardware and software, laboratory equipment and furniture and fixtures to support operations.

Cash provided by financing activities totaled $3.1 million during the six months ended June 30, 2004, compared to $11.5 million during the same period in 2003.

On March 12, 2004 Lumera raised $500,000, before issuance costs, from the sale of 250,000 shares of Series B convertible preferred stock to a group of private investors.  Microvision did not participate in the offering.

In April 2004, Lumera raised $2.3 million from the issuance of convertible promissory notes.  The notes accrue interest at a rate of 6.5% per annum and are payable on demand upon the closing of an underwritten public offering of Lumera’s common stock.  Lumera completed an initial public offering in July 2004.  The principal amount and any accrued but unpaid interest in respect of each note is convertible at any time, at the option of the holder, into shares of Lumera’s Class A common stock.  The conversion price is $6.00 per share of common stock. In connection with the sale of these convertible notes, Lumera also issued warrants to purchase shares of common stock.  The number of shares is based on a formula based on the exercise price of the warrant and the face amount of the holder’s convertible note.  The exercise price of the warrants is equal to $7.20 per share.  All of the warrants are exercisable on the date of grant and expire in April 2009.  The value of the warrants granted was estimated to be approximately $344,000 using the Black Scholes option pricing model.  The relative fair value of the warrants of $299,000 will be treated as a debt issuance cost and is being amortized to interest expense over the one year term of the convertible notes.

In July 2004 Lumera raised $42.0 million before issuance costs of $4.3 million from an initial public offering of its common stock.  In connection with the offering of its common stock, all Lumera Series A and Series B Preferred Stock was converted to Lumera common stock.  Immediately after the offering Microvision owns 5,434,000 shares or 33% of the common stock of Lumera. As a result of the change in ownership percentage, Microvision will change the method of accounting for its investment in Lumera to the equity method.  Microvision expects to record a non-cash change in interest gain of approximately $13.0 million during the third quarter as a result of the public offering.  In connection with the Lumera initial public offering, Microvision entered into a six month lock-up agreement. During the lock-up period, Microvision cannot sell or pledge as collateral its shares of Lumera stock.

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

•      The progress of research and development programs,

•      The progress in commercialization activities and arrangements,

•      The cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights,

•      Competing technological and market developments, and

•      Microvision’s ability to establish cooperative development, joint venture and licensing arrangements.

Microvision and Lumera maintain separate cash and investment accounts.  Each company’s cash and investments are generally used to fund its own business activities.

Microvision believes that its current cash, cash equivalents and marketable investment securities balances as of June 30, 2004 totaling $6.0 million will satisfy its budgeted cash requirements, at least through September 30, 2004 based on it’s current operating plan.

Microvision will require additional financing to fund its current operating plan beyond September 30,2004.  Microvision plans to raise additional cash to continue to fund its operating plan past that date.  There can be no assurance that additional financing will be available to Microvision or that, if available, it will be available on terms acceptable to Microvision on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, Microvision will be required to limit its operations substantially.  This limitation of operations may include reduction in capital expenditures, as well as reductions in staff and operating costs.

Risk Factors Relating to the Microvision’s Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception and we anticipate an operating loss at least through the year ending December 31, 2004.  We cannot assure you that we will ever become or remain profitable.

•      As of June 30, 2004, we had an accumulated deficit of $169.5 million.

•      We incurred consolidated net losses of $100.9 million from inception through 2001, $27.2 million in 2002, $26.2 million in 2003, and $15.2 million for the six months ended June 30, 2004.

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

We cannot be certain that we will succeed in obtaining additional development contracts or that we will be able to obtain substantial customer orders for our products.  In light of these factors, we expect to continue to incur substantial losses and negative cash flow at least through Mid 2005 and likely thereafter.  We cannot be certain that we will achieve positive cash flow at any time in the future.

We will require additional capital to continue to fund our operations and to implement our business plan.  If we do not obtain additional capital, we may be required to limit our operations substantially.  Raising additional capital may dilute the value of current shareholders’ shares.

Based on our current operating plan and budgeted cash requirements, we believe that we can fund our operations through September 2004.  We will require additional capital to continue to fund our operations, including to:

•      Further develop the scanned beam and polymer materials technologies,

•      Add manufacturing capacity,

•      Develop and protect our intellectual property rights, and

•      Fund long-term business development opportunities.

We will require additional capital prior to September 30, 2004.  If revenues are less than we anticipate, if the level and mix of revenues vary from anticipated amounts and allocations or if expenses exceed the amounts budgeted, we may require additional capital earlier to further the development of our technologies, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties.  In addition, our operating plan provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by us.  Additional financing may not be available to us or, if available, may not be available on terms acceptable to us on a timely basis.  If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit our operations substantially.  Our capital requirements will depend on many factors, including, but not limited to, the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce products incorporating the scanned beam and optical material technologies and the market acceptance and competitive position of such products.  Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of current shareholders’ shares.

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

Our common stock is listed for quotation on the Nasdaq National Market.  To keep our listing on this market, we must meet Nasdaq’s listing maintenance standards.  If we are unable to continue to meet

Nasdaq’s listing maintenance standards, our common stock could be delisted from the Nasdaq National Market.  If our common stock were delisted, we likely would seek to list the common stock on the Nasdaq SmallCap Market, the American Stock Exchange or on a regional stock exchange.  Listing on such other market or exchange could reduce the liquidity for our common stock.  If our common stock were not listed on the SmallCap Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock.  If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock.  A delisting from the Nasdaq National Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities.  Consequently, removal from the Nasdaq National Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market.  In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on the Nasdaq National Market.  While the penny stock rules should not affect the quotation of our common stock on the Nasdaq National Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market.  During the second, third and fourth quarters of 2002 and the first and second quarter of 2003, the market price of our stock traded below $5.00 per share.  On August 6, 2004 the closing price of our stock was $4.26.

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

The information display industry has been characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards.  Our success will depend upon our ability to further develop the scanned beam technology and to cost effectively introduce new products and features in a timely manner to meet evolving customer requirements and compete with competitors’ product advances.

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

Intellectual property protection for our products is important and uncertain.  If we do not obtain effective intellectual property protection for our products, processes and technology, we may be subject to increased competition.  Our commercial success will depend in part on our ability and the ability of the University of Washington and our other licensors to maintain the proprietary nature of the scanned beam display and other key technologies by securing valid and enforceable patents and effectively maintaining unpatented technology as trade secrets.  We try to protect our proprietary technology by seeking to obtain United States and foreign patents in our name, or licenses to third-party patents, related to proprietary technology, inventions, and improvements that may be important to the development of our business.  However, our patent position and the patent position of the University of Washington and other licensors involves complex legal and factual questions. The standards that the United States Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change.  Additionally, the scope of patents are subject to interpretation by courts and their validity can be subject to challenges and defenses, including challenges and defenses based on the existence of prior art. Consequently, we cannot be certain as to the extent to which we will be able to obtain patents for our new products and technology or the extent to which the patents that we already own or license from others protect our products and technology.  Reduction in scope of protection or invalidation of our licensed or owned patents, or our inability to obtain new patents, may enable other companies to develop products that compete with ours on the basis of the same or similar technology.

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

During the first six months of 2004 and for the years 2003 and 2002, 42%, 49% and 83%, respectively, of our consolidated revenue was derived from performance on a limited number of development contracts with the U.S. government.  Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues.  Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding.  The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis.  Our competitors continuously engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future.  Our contracts with the government are subject to immediate termination by the government for convenience at any time.  The government may choose to use contractors with competing display technologies or it may decide to discontinue any of our programs altogether.  In addition, those development contracts that we do obtain require ongoing compliance with applicable government regulations.  Termination of our development contracts, a shift in government spending to other programs in which we are not involved, a reduction in government spending generally, or our failure to meet applicable government regulations could have severe consequences for our results of operations.

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

Our Virtual Retinal Display technology depends on our licenses from the University of Washington.  If we lose our rights under the licenses, our operations would be adversely affected.

We have acquired the exclusive rights to the Virtual Retinal Display under a license from the University of Washington.  The license expires upon expiration of the last of the University of Washington’s patents that relate to this technology, which we currently anticipate will not occur until after 2011.  We could lose our exclusivity under the license if we fail to respond to an infringement action or fail to use our best efforts to commercialize the licensed technology.  In addition, the University of Washington may terminate the license upon our breach and has the right to consent to all sublicense arrangements.  If we were to lose our rights under the license, or if the University of Washington were to refuse to consent to future sublicenses, we would lose a competitive advantage in the market, and may even lose the ability to commercialize our products completely.  Either of these results could substantially decrease our revenues.

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

If the value of our investment in Lumera decreases, our income will be adversely affected.

A significant portion of our assets include an investment in Lumera.  Lumera’s stock price is subject to fluctuation and may decrease, lowering the value of our investment.  We also hold approximately 33% of Lumera’s common stock.  Since we a large percentage of Lumera’s common stock, if an active market does not develop or is not sustained, it may be difficult for us to sell our shares of common stock at an attractive price or at all.  In connection with the Lumera initial public offering we entered into a six month lock-up agreement. During the lock-up period we cannot sell or pledge as collateral our shares of Lumera stock.  The likelihood of Lumera’s success, and the value of the common stock we hold, must be considered in light of the risks frequently encountered by early stage companies, especially those formed to develop and market new technologies. These risks include Lumera’s potential inability to establish product sales and marketing capabilities; to establish and maintain markets for their potential products; and to continue to develop and upgrade their technologies to keep pace with changes in technology and the growth of markets using polymer materials.  If Lumera is unsuccessful in meeting these challenges, its stock price, and the value of our investment, could decrease.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company’s cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates.  Due to the generally short-term maturities of these investment securities, Microvision believes that the market risk arising from its holdings of these financial instruments is not material.  A one-percent change in market interest rates would have approximately a $6,000 impact on the fair value of the investment securities.

The Company’s investment policy restricts investments to ensure principal preservation and liquidity.  The Company invests cash that it expects to use within approximately sixty days in U.S. treasury-backed instruments. The Company invests cash in excess of approximately sixty days of its requirements in high quality investment securities.  The investment securities portfolio is limited to U.S. government and U.S. government agency debt securities and other high-grade securities generally with maturities of three years or less.

The weighted average maturities of cash equivalents and investment securities available-for-sale as of June 30, 2004, are as follows (dollar amounts in thousands):

	Amount	Percent
Cash and equivalents	$3,133	47.08%
Less than one year	3,521	52.92%
	$6,654	100.00%

Presently, all of the Company’s development contract payments are denominated in U.S. dollars and, consequently, the Company believes it has no material foreign currency exchange rate risk.  However, in the future Microvision may enter into development contracts or product sales in foreign currencies that may subject Microvision to foreign exchange rate risk.

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

PART II

OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Shareholder’s Meeting was held on June 9, 2004.  The following proposal was introduced and voted on:

Proposal No. 1 – Election of Directors

Name	Votes For	Votes Against

Richard F. Rutkowski	19,960,663	121,290
Stephen R. Willey	19,984,313	97,640
Jacqueline Brandwynne	18,998,786	1,083,167
Richard A. Cowell	19,767,613	314,340
Slade Gorton	19,996,613	85,340
Walter J. Lack	19,949,913	132,040
Robert A. Ratliffe	19,974,913	107,040
Dennis Reimer	19,974,713	107,240

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

(b)                   Reports on Form 8-K

The Company filed the following current reports on Form 8-K during the quarter ended June 30, 2004:

Current report on 8-K announcing financial results for the quarter ended March 31, 2004 as filed with the SEC on May 5, 2004.

Current report on 8-K announcing that Microvision’s majority owned subsidiary, Lumera Corporation, filed an S-1 with the SEC May 19, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.

Date: August 9, 2004	/s/ Richard F. Rutkowski
Richard F. Rutkowski
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2004	/s/ Jeff Wilson
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