Form 10-Q
period 2004-09-30
MICROVISION INC
filed 2004-11-09
CIK 65770

DRAFT:  November 3, 2004

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

As of November 1, 2004, 21,508,000 shares of the Company’s common stock, $0.001 par value, were outstanding.

PART I

FINANCIAL INFORMATION

Microvision, Inc.

Consolidated Balance Sheet

(In thousands, except per share data)

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$8,752	$10,700
Investment securities, available-for-sale	—	11,078
Accounts receivable, net of allowances of $133 and $109	789	1,896
Costs and estimated earnings in excess of billings on uncompleted contracts	960	664
Receivable from Lumera	46	—
Inventory	2,781	331
Other current assets	800	1,684
Total current assets	14,128	26,353

Investment in Lumera	11,162	—
Property and equipment, net	2,776	5,958
Restricted investments	1,238	1,269
Other assets	232	338
Total assets	$29,536	$33,918

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Shareholders’ Equity
Current Liabilities
Accounts payable	$2,621	$1,223
Accrued liabilities	3,977	5,164
Allowance for estimated contract losses	31
Billings in excess of costs and estimated earnings on uncompleted contracts	56	53
Current portion of capital lease obligations	48	62
Current portion of long-term debt	75	70
Total current liabilities	6,808	6,572

Research liability, net of current portion	—	1,948
Capital lease obligations, net of current portion	12	34
Long-term debt, net of current portion	42	99
Deferred rent, net of current portion	43	107
Other long-term liabilities	—	16
Total liabilities	6,905	8,776

Commitments and contingencies	—	—

Minority Interest	—	1,847

Mandatorily redeemable convertible preferred stock, par value $.001; 25,000 shares authorized; 10 and 0 shares issued and outstanding (liquidation preference of $10,043)	7,487	—

Shareholders’ Equity
Common stock, par value $.001; 73,000 shares authorized; 21,508 and 21,449 shares issued and outstanding	22	21
Additional paid-in capital	197,096	180,354
Deferred compensation	(462)	(846)
Subscriptions receivable from related parties	(166)	(166)
Receivables from related parties, net	(1,823)	(1,823)
Accumulated other comprehensive income	—	25
Accumulated deficit	(179,523)	(154,270)
Total shareholders’ equity	15,144	23,295
Total liabilities, mandatorily redeemable convertible preferred stock and shareholders’ equity	$29,536	$33,918

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Operations

(In thousands, except earnings per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Contract revenue	$2,157	$2,523	$6,267	$10,290
Product revenue	572	42	1,834	323
Total revenue	2,729	2,565	8,101	10,613

Cost of contract revenue	1,580	1,469	3,977	4,825
Cost of product revenue	886	30	2,189	284
Total cost of revenue	2,466	1,499	6,166	5,109

Gross margin	263	1,066	1,935	5,504

Research and development expense (exclusive of non-cash compensation expense of ($18) and $252 for the three and $548 and $755 for the nine months ended September 30, 2004 and 2003)	4,666	5,524	12,628	18,403

Marketing, general and administrative expense (exclusive of non-cash compensation expense of $230 and $292 for the three and $1,280 and $706 for the nine months ended September 30, 2004 and 2003)	4,722	3,615	14,486	12,286

Non-cash compensation expense	212	544	1,828	1,461
Total operating expenses	9,600	9,683	28,942	32,150

Loss from operations	(9,337)	(8,617)	(27,007)	(26,646)

Interest income	43	76	224	290
Interest expense	(40)	(11)	(137)	(35)
Gain (loss) on disposal of fixed assets, net	(1)	64	(1)	33
Realized gain on sale of investment securities	—	—	—	39

Loss before minority interests and equity in losses of Lumera	(9,335)	(8,488)	(26,921)	(26,319)

Minority interests in loss of consolidated subsidiary	54	1,623	2,438	5,366
Equity in losses of Lumera	(750)	—	(750)	—

Net loss	(10,031)	(6,865)	(25,233)	(20,953)

Less: Stated dividend on mandatorily redeemable convertible preferred stock	(20)	—	(20)	—
Non-cash accretion on preferred stock	(43)	—	(43)	—

Net loss available for common shareholders	$(10,094)	$(6,865)	$(25,296)	$(20,953)

Net loss per share - basic and diluted	$(0.47)	$(0.39)	$(1.18)	$(1.22)

Weighted-average shares outstanding - basic and diluted	21,508	17,799	21,488	17,188

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net loss	$(10,031)	$(6,865)	$(25,233)	$(20,953)

Other comprehensive income (loss) - Unrealized gain (loss) on investment securities, available-for-sale:

Unrealized holding gains (losses) arising during period	(2)	(15)	(25)	(45)

Less: reclassification adjustment for gains realized in net loss	—	—	—	(39)

Net unrealized loss	(2)	(15)	(25)	(84)

Comprehensive loss	$(10,033)	$(6,880)	$(25,258)	$(21,037)

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Changes in Mandatorily Redeemable Convertible Preferred Stock and Shareholders’ Equity

For the Period from December 31, 2002 to September 30,2004

(In thousands)

(Unaudited)

			Shareholders’ Equity
	Mandatorily redeemable convertible preferred stock		Common stock		Additional	Deferred	Subscriptions receivable from related	Receivables from related	Accumulated other comprehensive	Accumulated	Total shareholders’
	Shares	Amount	Shares	Par value	paid-in capital	compensation	parties	parties	(loss) income	deficit	equity
Balance at December 31, 2002	—	$—	15,154	$—	$147,058	$(1,490)	$(166)	$—	$121	$(128,107)	$17,416

Issuance of options to board members for services					1	(1)					—
Issuance of stock, options and warrants to non-employees for services			9		252	(189)					63
Exercise of warrants and options			82		538						538
Sales of common stock			6,204		32,385						32,385
Revaluations of warrants and options					(4)	4					—
Extension of expiring employee options					145						145
Amortization of deferred compensation						830					830
Reclassification of receivables from related parties								(1,823)			(1,823)
Establishment of par value common stock				21	(21)						—
Other comprehensive income									(96)		(96)
Net loss										(26,163)	(26,163)
Balance at December 31, 2003	—	$—	21,449	$21	$180,354	$(846)	$(166)	$(1,823)	$25	$(154,270)	$23,295

Issuance of options to board members for services					81	(81)					—
Issuance of stock, options and warrants to non-employees for services					143	(143)					—
Amortization of deferred compensation						608					608
Exercise of warrants and options			59	1	376						377
Sales of common stock					(8)						(8)
Sale of preferred stock and warrants	10	8,625			1,285						1,285
Beneficial conversion feature of mandatorily redeemable convertible preferred stock		(1,181)			1,181						1,181
Dividend on preferred stock										(20)	(20)
Non-cash accretion on mandatorily redeemable convertible preferred stock		43			(43)						(43)
Change in interest gain from Lumera initial public offering					13,727						13,727
Other comprehensive income									(25)		(25)
Net loss										(25,233)	(25,233)
Balance at September 30, 2004	10	$7,487	21,508	$22	$197,096	$(462)	$(166)	$(1,823)	$—	$(179,523)	$15,144

Microvision, Inc.

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2004	2003

Cash flows from operating activities
Net loss	$(25,233)	$(20,953)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	1,937	2,432
Gain on disposal of fixed asset		(33)
Non-cash expenses related to issuance of stock, warrants, options and amortization of deferred compensation	1,828	1,461
Allowance for receivables from related parties	—	200
Realized gain on sale of investment securities	—	(39)
Minority interests in loss of consolidated subsidiary	(2,438)	(5,366)
Equity in losses of Lumera	750	—
Non-cash deferred rent	(64)	(64)
Non-cash interest on notes payable	125	—
Allowance for estimated contract losses	31	—
Change in
Accounts receivable	1,018	(47)
Intercompany receivable	(4)	—
Costs and estimated earnings in excess of billings on uncompleted contracts	(328)	137
Inventory	(2,450)	135
Other current assets	62	37
Other assets	84	4
Accounts payable	2,525	(30)
Accrued liabilities	304	1,169
Billings in excess of costs and estimated earnings on uncompleted contracts	3	(179)
Research liability, current and long-term	(1,762)	627
Net cash used in operating activities	(23,612)	(20,509)

Cash flows from investing activities
Sales of investment securities	12,053	3,190
Purchases of investment securities	(1,000)	—
Sales of restricted investment securities	1,269	1,356
Purchases of restricted investment securities	(1,238)	(1,269)
Collections of receivables from related parties	—	20
Purchases of property and equipment	(925)	(981)
Net cash provided by investing activities	10,159	2,316

Cash flows from financing activities
Principal payments under capital leases	(51)	(68)
Proceeds from issuance of notes	2,300	—
Principal payments under long-term debt	(52)	(47)
Payment of preferred dividend	(20)	—
Net proceeds from issuance of common stock	328	11,589
Net proceeds from issuance of preferred stock and warrants	9,950	—
Net proceeds from sale of subsidiary’s equity to minority interests	500	996
Net cash provided by financing activities	12,955	12,470

Net increase (decrease) in cash and cash equivalents	(498)	(5,723)
Cash and cash equivalents at beginning of period	10,700	9,872
Change in cash due to Lumera deconsolidation	(1,450)	—

Cash and cash equivalents at end of period	$8,752	$4,149

Supplemental disclosure of cash flow information

Cash paid for interest	$137	$35

Supplemental schedule of non-cash investing and financing activities

Property and equipment acquired under capital leases	$15	$8

Other non-cash additions to property and equipment	$82	$54

Other current asset received in exchange for fixed assets	$—	$87

The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.

Notes to Consolidated Financial Statements

September 30, 2004

(Unaudited)

Management’s Statement

The Consolidated Balance Sheet as of September 30, 2004, the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2004 and September 30, 2003, and the Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 and September 30, 2003 have been prepared by Microvision, Inc. (the “Company”) and have not been audited.  In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 2004 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the SEC.  You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

At September 30, 2004 Microvision had $8.8 million in cash and cash equivalents.  Microvision will require additional financing to fund its current operating plan beyond the middle of January 2005.  Microvision plans to raise additional cash to continue to fund its operating plan past that date. There can be no assurance that additional financing will be available to Microvision or that, if available, it will be available on terms acceptable to Microvision on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, Microvision will be required to limit its operations substantially.  This limitation of operations may include reduction in capital expenditures, reductions in staff as well as operating costs.

Principles of Consolidation

Until July 2004, the consolidated financial statements included the accounts of Microvision, Inc. (“Microvision”); a Delaware corporation, and its subsidiary Lumera Corporation (“Lumera”), a Washington corporation, (collectively the “Company”).  In July 2004, Microvision’s ownership interest in Lumera was reduced to 33% as a result of Lumera completing an initial public offering of its common stock.  As a result of the reduction in ownership, Microvision changed to the equity method of accounting for its investment in Lumera. Microvision recorded a non-cash change in interest gain of $13.7 million during the third quarter. Because of uncertainty surrounding the ultimate realizability of the gain, the gain was recorded as an increase to stockholders' equity as a component of additional paid-in capital.  In connection with the initial public offering, Microvision entered into a six month lock-up agreement. During the lock-up period, Microvision cannot sell or pledge as collateral its shares of Lumera common stock. As of September 30, 2004, Microvision owned 33% of Lumera’s common stock.

At December 31, 2003, Microvision owned 76% of the common stock, 11% of the Series A and 32% of the Series B convertible preferred stock of Lumera. During the period that Lumera was consolidated,  Lumera’s losses were first allocated to its common shareholders until such losses exceeded its common equity and then to its preferred shareholders pro rata in accordance with their respective liquidation values.  All material intercompany accounts and transactions were eliminated in consolidation.

Inventory

Inventory at September 30, 2004 and December 31, 2003 consisted of the following:

	September 30, 2004	December 31, 2003
Raw materials	$1,563,000	$98,000
Work in process	192,000	—
Finished goods	1,026,000	233,000
	$2,781,000	$331,000

The inventory at September 30, 2004 and December 31, 2003 consisted of raw materials, work in process and finished goods for Nomad and Flic.  Inventory is stated at the lower of cost or market, with cost determined on a weighted average basis.  Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.  In addition, Microvision reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through normal production during the next twelve months.  During the third quarter of 2004 Microvision wrote off $ 800,000 in inventory.

Convertible Preferred Stock

In September 2004, Microvision raised $10,000,000 before issuance costs of $90,000, from the sale of 10,000 shares of convertible preferred stock and a warrant to purchase 361,795 shares of common stock.  The preferred stock is convertible on demand by the holder into common stock at a conversion price of $6.91 per share of common stock.  The initial conversion price is subject to adjustment in the event Microvision issues common stock or derivative securities at a price per share of common stock below the market price or the conversion price of the preferred stock.  In addition, upon the request of the preferred stockholder, Microvision is required to redeem the preferred stock for cash in certain circumstances, including in the event of a material breach of representations, warranties or covenants under the purchase agreement or a change in control.  Accordingly, Microvision has classified the preferred stock as “mandatorily redeemable convertible preferred stock” in its consolidated balance sheet. The preferred stock terms include a dividend of 3.5% per anum, payable quarterly in cash or registered common stock, at the election of the Company, subject to certain conditions.  The preferred stock matures on September 10, 2007, at which time it is payable in cash or registered common stock, at the election of the Company, subject to certain conditions.  Some of the conditions which would preclude the Company from paying in common stock are not within the Company’s immediate control.  The Company can elect to convert the preferred stock into common stock if the stock price exceeds $12.09 per share, subject to certain conditions. The warrant is immediately exercisable, has an exercise price of $8.16 per share and expires on September 10, 2009. The initial exercise price is subject to adjustment in the event Microvision issues common stock or derivative securities at a price per share of common stock below the market price or the exercise price of the warrant.

The net cash proceeds of $9,910,000 were allocated to the preferred stock and the warrant based on the relative fair values of the securities.  The warrants were valued using the Black-Scholes option-pricing model with the following assumptions:  expected volatility, 75%; risk free interest rate, 3.4; and contractual life five years.  $1.3 million of the proceeds were allocated to the warrant and was recorded as an increase to additional paid-in capital.

Subsequent to the relative fair value allocation, the effective conversion price of the convertible preferred stock was less than the closing price of Microvision’s common stock on the date of commitment to purchase the preferred stock. This beneficial conversion feature was measured as $1,181,000 which represents the difference between the fair value of the common stock and the effective conversion price. This beneficial conversion feature was recorded to additional paid-in capital and will be recorded as a deemed dividend to preferred stock holders (accretion) over the stated life of the preferred stock which is three years.

Net Loss Per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods.  Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding.  Diluted net loss per share for the three and nine months ended September 30, 2004 is equal to basic net loss per share because the effect of potential common stock outstanding during the periods, including options and warrants, is anti-dilutive.

The components of basic and diluted earnings per share were as follows (in thousands, except earnings per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Numerator:
Net loss available for common shareholders	$(10,094)	$(6,865)	$(25,296)	$(20,953)
Denominator:
Basic and diluted weighted-average common shares outstanding	21,508	17,799	21,488	17,188

Basic and diluted net loss per share	$(.47)	$(.39)	$(1.18)	$(1.22)

As of September 30, 2004 and 2003, Microvision had outstanding options and warrants to purchase 6,898,000 and 6,513,000 shares of common stock, respectively.

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

Total non-cash stock-based compensation expense related to employee and director awards included in the determination of non-cash compensation expense was $95,000 and $28,000 for the three months ended September 30, 2004 and 2003 respectively; and $893,000 and $101,000 for the nine months ended September 30, 2004 and 2003, respectively.  Had compensation expense for employee and director options been determined using the fair values at the grant dates consistent with the methodology prescribed under SFAS No. 123, the Company’s consolidated net loss available to common shareholders and associated net loss per share would have increased to the pro forma amounts shown below (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2004	2003	2004	2003
	Net Loss available for common shareholders, as reported	$(10,094)	$(6,865)	$(25,296)	$(20,953)

	Add: Stock-based employee compensation expense included in net loss available for common shareholders, as reported, net of minority interest	37	24	175	95

	Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of minority interest	(1,563)	(1,417)	(5,133)	(7,157)

	Net Loss available for common shareholders, pro forma	$(11,620)	$(8,258)	$(30,254)	$(28,015)

Net Loss per share	As reported	$(.47)	$(.39)	$(1.18)	$(1.22)
	(Basic and diluted)
	Pro Forma	$(.54)	$(.46)	$(1.41)	$(1.63)

	Weighted average shares outstanding	21,508	17,799	21,488	17,188

Segment Information

The Company was previously organized into two segments - Microvision, which is engaged in the development and commercialization of scanned beam technology for information displays and image capture products, and Lumera, which is engaged in the development and commercialization of products utilizing its optical materials technology.  The segments were determined based on how management views and evaluates the Company’s operations.

The following table reflects the results of the Company’s reportable segments under the Company’s financial management system.  The performance of each segment is measured based on several metrics.  These results are used, in part, by management in evaluating the performance of, and in allocation of resources to, each of the segments. As of July 2004, Lumera is no longer consolidated in Microvision’s consolidated financial statements.  Therefore, Lumera is no longer a reportable segment.  The segment information is provided for comparative purposes only.

	Three months ended September 30, 2004
	(in thousands)
	Microvision	Lumera (A)	Eliminations	Total

Contract revenue	$2,075	$82	$—	$2,157
Product revenue	572	—	—	572
Cost of contract revenue	1,528	52	—	1,580
Cost of product revenue	886	—	—	886
Research and development expense	4,043	623	—	4,666
Marketing, general and administrative expense	4,480	242	—	4,722
Non-cash compensation expense	181	31	—	212
Interest income	42	1	—	43
Interest expense	6	34	—	40
Segment loss	9,249	899	(54)	10,094
Depreciation	459	100	—	559
Expenditures for capital assets	367	(27)	—	340
Segment assets	29,536	—	—	29,536

	Three months ended September 30, 2003
	(in thousands)
	Microvision	Lumera	Eliminations	Total

Contract revenue	$1,847	$676	$—	$2,523
Product revenue	42	—	—	42
Cost of contract revenue	1,096	373	—	1,469
Cost of product revenue	30	—	—	30
Research and development expense	3,902	1,622	—	5,524
Marketing, general and administrative expense	3,348	267	—	3,615
Non-cash compensation expense	279	265	—	544
Interest income	73	3	—	76
Interest expense	11	—	—	11
Segment loss	6,640	1,848	(1,623)	6,865
Depreciation	504	296	—	800
Expenditures for capital assets	328	25	—	353
Segment assets	22,551	5,277	(7,372)	20,456

	Nine months ended September 30, 2004
	(in thousands)
	Microvision	Lumera (A)	Eliminations	Total

Contract revenue	$5,581	$686	$—	$6,267
Product revenue	1,834	—	—	1,834
Cost of contract revenue	3,544	433	—	3,977
Cost of product revenue	2,189	—	—	2,189
Research and development expense	11,499	1,129	—	12,628
Marketing, general and administrative expense	13,053	1,433	—	14,486
Non-cash compensation expense	531	1,297	—	1,828
Interest income	222	2	—	224
Interest expense	17	120	—	137
Segment loss	24,010	3,724	(2,438)	25,296
Depreciation	1,242	695	—	1,937
Expenditures for capital assets	855	70	—	925
Segment assets	29,536	—		29,536

	Nine months ended September 30, 2003
	(in thousands)
	Microvision	Lumera	Eliminations	Total

Contract revenue	$8,849	$1,441	$—	$10,290
Product revenue	323	—	—	323
Cost of contract revenue	4,069	756	—	4,825
Cost of product revenue	284	—	—	284
Research and development expense	13,244	5,159	—	18,403
Marketing, general and administrative expense	11,399	887	—	12,286
Non-cash compensation expense	692	769	—	1,461
Interest income	253	37	—	290
Interest expense	35	—	—	35
Segment loss	20,265	6,054	(5,366)	20,953
Depreciation	1,542	890	—	2,432
Expenditures for capital assets	605	376	—	981
Segment assets	22,551	5,277	(7,372)	20,456

(A) Amount units represents balances in 2004 that are included in Microvison’s consolidated financial statements, reflecting Lumera’s results through July 2004.  After 2004 Lumera’s results are included in “Equity in losses of Lumera”.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information set forth in this report in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 3, “Quantitative and Qualitative Disclosure about Market Risk,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by that section.  Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of Microvision, as well as assumptions relating to the foregoing.  The words “believe,” “expect,” “will,” “anticipate,” “estimate,” “project,” “plan,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Factors that could cause results to differ materially from those projected or implied in the forward-looking statements are set forth below under the caption “Risk Factors Relating to Microvision’s Business.”

Overview

The company has historically included both Microvision, Inc. (“Microvision” or the “Company”) and Lumera Corporation (“Lumera”), a subsidiary that was consolidated prior to July 2004.  In July 2004, Lumera completed an initial public offering of its common stock.  Microvision designs and markets information display and image capture products, and Lumera designs and markets products utilizing its optical and related materials technology.  Historically, Microvision and Lumera developed and sought to commercialize technologies and products in two business segments relating to the display, capture and transmission of information.

Microvision consolidated Lumera’s results through July 2004 in its consolidated financial statements.  After July 2004, Microvision changed to the equity method of accounting for its investment in Lumera.

In connection with the Lumera initial public offering, all Lumera Series A and Series B Preferred Stock was converted into Lumera common stock. Immediately after the offering, Microvision owned 5,434,000 shares, or 33%, of the common stock of Lumera. As a result of the change in ownership percentage, Microvision changed the method of accounting for its investment in

Lumera to the equity method as a result of the initial public offering.  Microvision recorded a non-cash change in ownership interest gain of  $13.7 million to stockholders equity as a component of additional paid-in capital during the third quarter.  In connection with the Lumera initial public offering, Microvision entered into a six month lock-up agreement during which period Microvision cannot sell or pledge as collateral its shares of Lumera common stock.

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

The U.S. Army has deployed 100 Nomad systems in the US Army’s Stryker Brigade Combat Team in Iraq.  The helmet-mounted Nomad Augmented Vision System provides the vehicle commander with a head-up, daylight-readable, remote display of the Stryker’s onboard battlefield computer while operating from the commander’s hatch opening.  The Nomad allows the commander to observe the surroundings, while choosing the optimum path ahead, commanding the vehicle and better using tactical information.

Microvision uses a contract manufacturer located in Washington state to build the Nomad.  Microvision will distribute the Nomad directly to end customers through its sales force, through independent manufacturers’ representatives and through original equipment manufacturers.

Flic

In 2002, Microvision introduced Flic, a hand held bar code scanner. The Flic features a proprietary design that provides for lower power consumption and cost than other currently available bar code scanners.  In 2003, Microvision introduced Flic Cordless, a Bluetooth enabled version of the Flic. During 2004, Microvision has worked with application developers to develop integrated solutions that utilize the Flic.  Some of these integrated solutions are currently in trials with customers. Microvision expects the sales volume of Flic to grow as customers complete their trials and application developers release products incorporating Flic.

Flic is manufactured for Microvision by a contract manufacturer located in Batam, Indonesia.  Microvision distributes Flic directly to end users through value added resellers, original equipment manufacturers and through phone and internet orders.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Contract Revenue The Company earns contract revenue from performance on development contracts with the United States government and commercial customers.  Contract revenue in the three months ended September 30, 2004 decreased by $366,000, or 15%, to $2.2 million from $2.5 million in the same period in 2003. For the three months ended September 30, 2004, 61% of contract revenue was derived from performance on development contracts with the United States government and 39% from performance on development contracts with commercial customers.  For the three months ended September 30, 2003, 71% of contract revenue was derived from performance on development contracts with the United States government and 29% from performance on development contracts with commercial customers.  Contract revenue included in Microvision’s consolidated financial statements for Lumera was $82,000 and $676,000 for the three months ended September 30, 2004 and 2003, respectively.

Contract revenue is dependent upon the timing and volume of contracts the Company has entered into and the availability of technical resources to perform work on the contracts.  Contract revenue was lower during the three months ended September 30, 2004 than the same period in 2003, due to lower beginning backlog fewer new contracts being executed and the need to reallocate resources to Nomad product support.

The Company believes that, as long as most of its revenue is earned from performance on development contracts, there may be a high degree of variability in revenue from quarter to quarter.

Microvision’s backlog of development contracts at September 30, 2004 was $2.9 million. All development contracts in backlog are scheduled for completion and delivery during the next twelve months.  Microvision’s  backlog of development contracts at September 30, 2003 was $1.4 million

Product Revenue.  Historically, all of the product revenue has been generated by Microvision.  Microvision earns product revenue from sales of Nomad and Flic.  Product revenue in the three months ended September 30, 2004 increased by $530,000, or 1,262%, to $572,000 from $42,000 in the same period in 2003. For the three months ended September 30, 2004, 61% of product revenue was derived from the sales of Flic units and 39% from sales of Nomad units.  For the three months ended September 30, 2003, 66% of product revenue was derived from the sales of Flic units and 34% from the sales of Nomad units.  The increase in Flic revenue is attributable to increased sales of Flic units.  Microvision introduced a new version of Nomad during the first quarter of 2004.  The increase in Nomad sales is attributable to sales of Nomad units to automotive dealerships for use in repair and maintenance applications.

Microvision believes that product revenue will increase from both Flic and Nomad sales as the products gain market acceptance.  Quarterly revenue may vary substantially due to the timing of product orders from customers, production constraints and raw material availability.

The backlog of product orders at September 30, 2004 was approximately $280,000, all of which is scheduled for delivery during the next twelve months.

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

Cost of contract revenue for the three months ended September 30, 2004 increased by $111,000, or 8%, to $1.6 million from $1.5 million in the same period in 2003.  Cost of contract revenue included in Microvision’s consolidated financial statements for Lumera was $52,000 and $373,000 for the three months ended September 30, 2004 and 2003, respectively.  Total direct costs for the three months ended September 30, 2004 increased by 7% from the same period in 2003.  The total direct labor component of direct costs for the three months ended September 30, 2004 increased by 22% from the same period in 2003.  The Company experienced unplanned technical difficulties on one project.  As a result of the difficulties more direct costs than planned were incurred in completing the project resulting in a lower gross margin during the three months ended September 30, 2004 than the same period in 2003.

Research and development overhead is allocated to both cost of contract revenue and research and development expense based on the proportion of direct labor cost incurred in cost of contract revenue and research and development, respectively.  As a result of the higher direct labor cost in cost of revenue partially off set by the effect of a lower overhead rate for the three months ended September 30, 2004, approximately 2% more overhead was allocated to cost of revenue than in the same period in 2003.

Microvision expects that cost of contract revenue on an absolute dollar basis may increase in the future.  This increase will likely result from additional development contract work that Microvision expects to perform.  The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract and contract cost mix and the levels of direct and indirect costs incurred.  Microvision expects the cost of contract revenue, as a percentage of contract revenue, to fluctuate modestly over time.

Cost of Product Revenue.  Cost of product revenue includes both the direct and allocated indirect costs of manufacturing Nomads and Flics sold to customers.  Direct costs include labor, materials and other costs incurred directly in the manufacture of Flic and Nomad.  Indirect costs include labor and other costs associated with operating Microvision manufacturing capabilities and capacity.

Cost of product revenue for the three months ended September 30, 2004 increased by $856,000 or 2,853%, to $886,000 from $30,000 in the same period in 2003.

Cost of product revenue for the three months ended September 30, 2004 includes the write off of $388,000 of Flic inventory.  The write off’s were due to changes in product design and customer demand that caused components and accessories to become obsolete or slow moving.  Microvision values inventory at the lower of cost or market.  Microvision also reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be utilized through normal production during the next 12 months.

Microvision’s costs to produce Nomad units during the three months ended September 30, 2004 were substantially higher than product revenue.  Microvision has classified Nomad production cost in excess of Nomad product revenue as research and development expense.  Microvision expects Nomad production and the design and manufacturing processes to become sufficiently mature to support “commercial production” as described in SFAS No. 2 “Accounting for Research and Development Costs” in the fourth quarter of 2004 at which time production cost will be fully absorbed in cost of product revenue.  Microvision expects product cost to exceed product revenue during the fourth quarter of 2004 and possibly longer.

Manufacturing overhead is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the proportion of direct material purchased for the respective activity.

Microvision expects that cost of product revenue on an absolute dollar basis will increase in the future.  This increase will likely result from expected sales of commercial products.  The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix, the level of overhead expense and the volume of direct materials purchased.

Research and Development Expense.  Research and development expense consists of:

•                  Compensation related costs of employees and contractors engaged in internal research and product development activities,

•                  Research fees paid to the University of Washington under Sponsored Research Agreement for Lumera,

•                  Laboratory operations, outsourced development and processing work,

•                  Fees and expenses related to patent applications, prosecution and protection,

•                  Nomad production cost in excess of Nomad revenue

•                  Other operating expenses and

•                  Costs incurred in acquiring and maintaining licenses.

Research and development expense in the three months ended September 30, 2004 decreased by $858,000, or 16%, to $4.7 million from $5.5 million in the same period in 2003.  Research and development expense included in Microvision’s consolidated financial statements for Lumera was $623,000 and $1.6 million for the three months ended September 30, 2004 and 2003, respectively.

Microvision believes that a substantial level of continuing research and development expense will be required to develop additional commercial products using the scanned beam display technology. Accordingly, Microvision anticipates its level of research and development spending will continue to be substantial.  These expenses could be incurred as a result of:

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

Marketing, general and administrative expenses in the three months ended September 30, 2004 increased by $1.1 million, or 31%, to $4.7 million from $3.6 million in the same period in 2003.  Marketing, general and administrative expense included in Microvision’s consolidated financial statements for Lumera was $242,000 and $267,000 for the three months ended September 30, 2004 and 2003, respectively.  Microvision’s increase is attributable to increased sales and marketing costs for the Nomad product.  Microvision’s increased costs included salaries, travel and promotion costs directly related to Nomad sales activity.

Microvision expects marketing, general and administrative expenses to increase, commensurate with increases in revenue, in future periods as Microvision:

•                  Adds to its sales and marketing staff,

•                  Makes additional investments in sales and marketing activities, and

•                  Increases the level of corporate and administrative activity.

Non-Cash Compensation Expense.  Non-cash compensation expense in the three months ended September 30, 2004 decreased  $332,000, or 61%, to $212,000 from $544,000 in the same period in 2003.

The following table shows the major components of non-cash compensation expense for the three months ended September 30, 2004 and 2003, respectively.

	Three months ended September 30,
	2004	2003
Microvision securities issued to third parties	152,000	253,000
Microvision stock options issued to employees	9,000	25,000
Microvision options issued to non-management Directors	20,000	1,000
Lumera non-cash compensation expense	31,000	265,000
	$212,000	$544,000

At September 30, 2004, Microvision had $462,000 of unamortized non-cash compensation expense that will be amortized over the next three years.

Interest Income and Expense.  Interest income in the three months ended September 30, 2004 decreased by $33,000, or 43%, to $43,000 from $76,000 in the same period in 2003.  This decrease resulted primarily from lower average cash and investment securities balances in the three months ended September 30, 2004 than the average cash and investment securities balances in the same period of the prior year.

Non-cash Beneficial Conversion Feature of Preferred Stock.  In September 2004, Microvision raised $10.0 million before issuance costs of $90,000 from the sale of 10,000 shares of convertible preferred stock and a warrant to purchase 361,795 shares of common stock.  The preferred stock is convertible on demand by the holder into common stock at a conversion price of $6.91 per share of common stock.  The initial conversion price is subject to adjustment in the event Microvision issues common stock or derivative securities at a price per share of common stock below the market price or the conversion price of the preferred stock.  In addition, upon the request of the preferred stockholder, Microvision is required to redeem the preferred stock for cash in certain circumstances, including in the event of a material breach of our representations, warranties or covenants under the purchase agreement or a change in control. Accordingly, Microvision has classified the preferred stock as “mandatorily redeemable convertible preferred stock” in its consolidated balance sheet.

The preferred stock terms include a dividend of 3.5% per anum, payable quarterly in cash or registered common stock, at the election of the Company, subject to certain conditions.  The preferred stock matures on September 10, 2007, at which time it is payable in cash or registered common stock, at the election of the Company, subject to certain conditions.  Some of the conditions which would preclude the Company from paying in common stock are not within the Company’s immediate control. The Company can elect to convert the preferred stock into common stock if the common stock price exceeds $12.09 per share, subject to certain conditions.  The warrant is immediately exercisable and has an exercise price of $8.16 per share and expires on September 10, 2009.  The initial exercise price is subject to adjustment in the event we issue common stock or derivative securities at a price per share of common stock below the market price or the exercise price of the warrant.

The net cash proceeds of $9,910,000 were allocated to the preferred stock and the warrant based on the relative fair values of the securities.  The warrants were valued using the Black-Scholes option-pricing model with the following assumptions:  expected volatility, 75%; risk free interest rate, 3.4; and contractual life five years.  $1.3 million of the proceeds were allocated to the warrant and was recorded as an increase to additional pain-in capital.

Subsequent to the relative fair value allocation, the effective conversion price of the convertible preferred stock was less than the closing price of  Microvision’s common stock on the date of commitment to purchase the preferred stock. This beneficial conversion feature was measured as $1.2 million, which represents the difference between the fair value of the common stock and the effective conversion price. This beneficial conversion feature was recorded to additional paid-in capital and will be recorded as a deemed dividend to preferred stock holders (accretion) over the stated life of the preferred stock which is three years.

Results of Operations

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Contract Revenue.  Contract revenue in the nine months ended September 30, 2004 decreased by approximately $4.0 million, or 39%, to $6.3 million from $10.3 million in the same period in 2003. For the nine months ended September 30, 2004, 57% of contract revenue was derived from performance on development contracts with the United States government and 43% from performance on development contracts with commercial customers.  For the nine months ended September 30, 2003, 58% of revenue was derived from performance on development contracts with the United States government, and 42% from performance on development contracts with commercial customers. Contract revenue included in Microvision’s consolidated financial statements for Lumera was $686,000 and $1.4 million for the nine months ended September 30, 2004 and 2003, respectively.

In May 2004, Microvision entered into a $3.9 million contract modification with the U.S. Army’s Aviation Applied Technology Directorate to continue work on an advanced helmet mounted display and imaging system to be used in the Virtual Cockpit Optimization Program

Contract revenue is dependant upon the timing and volume of contracts the Company has entered into and the availability of technical resources to perform work on the contracts.  Contract revenue was lower during the nine months ended September 30, 2004 than the same period in 2003, due to lower begining backlog, fewer new contracts being executed and the need to allocate resources to Nomad product support.

Product Revenue.  Historically, all of the product revenue has been generated by Microvision.  Product revenue in the nine months ended September 30, 2004 increased by $1.5 million, or 467%, to $1.8 million from $323,000 in the same period in 2003. For the nine months ended September 30, 2004, 78% of product revenue was derived from the sales of Flic units and 22% from the sales of Nomad units, respectively.  For the nine months ended September 30, 2003, 49% of product revenue was derived from the sales of Flic units and 51% from the sales of Nomad units, respectively.

Microvision believes that product revenue will increase from both Flic and Nomad sales as the products gain market acceptance.  Quarterly revenue may vary substantially due to the timing of product orders from customers, production constraints and raw material availability.

Cost of Contract Revenue. Cost of contract revenue for the nine months ended September 30, 2004 decreased by $848,000, or 18%, to $4.0 million from $4.8 million in the same period in 2003.  Cost of contract revenue included in Microvision’s consolidated financial statements for Lumera was $433,000 and $756,000 for the nine months ended September 30, 2004 and 2003, respectively. Total direct costs for the nine months ended September 30, 2004 decreased by 16% from the same period in 2003.  The total direct labor component of direct costs for the nine months ended September 30, 2004 decreased by 17% from the same period in 2003.  The Company experienced unplanned technical difficulties on one project. As a result of the difficulties, more direct costs than planned were incurred in completing the project resulting in a lower gross margin during the nine months ended September 30, 2004 than the same period in 2003.

Research and development overhead is allocated to both cost of contract revenue and research and development expense based on the proportion of direct labor cost incurred in cost of contract revenue and research and development, respectively.  As a result of the lower direct labor cost in cost of revenue and a lower overhead rate for the nine months ended September 30, 2004, approximately 24% less overhead was allocated to cost of revenue than in the same period in 2003.

Cost of Product Revenue.  Cost of product revenue for the nine months ended September 30, 2004 increased by $1.9 million, or 671%, to $2.2 million from $284,000 in the same period in 2003.

Cost of product revenue for the nine months ended September 30, 2004 includes the write off of $497,000 of Flic inventory. The write off’s were due to changes in product design and customer demand that cause components and accessories to become obsolete or slow moving.  Microvision values inventory at the lower of cost or market.  Microvision also reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be utilized through normal production during the next 12 months.

Microvision’s costs to produce Nomad units during the nine months ended September 30, 2004 were substantially higher than product revenue.  Microvision has classified Nomad production cost in excess of Nomad product revenue as research and development expense.  The Company does not expect Nomad production and the design and manufacturing processes to become sufficiently mature to support “commercial production” as described in SFAS No. 2 “Accounting for Research and Development Costs” in the fourth quarter of 2004 at which time production cost will be fully absorbed in cost of product revenue.  Microvision expects product cost to exceed product revenue during the fourth quarter of 2004 and possibly longer.

Research and Development Expense.  Research and development expense in the nine months ended September 30, 2004 decreased by $5.8 million, or 31%, to $12.6 million from $18.4 million in the same period in 2003. Research and development expense included in Microvision’s consolidated financial statements for Lumera was $1.1 million and $5.2 million for the nine months ended September 30, 2004 and 2003, respectively.

In April 2004, Lumera and the University of Washington entered into a fourth amendment to the Sponsored Research Agreement that requires payments of $125,000 for quarters ending March 31, 2004 and June 30, 2004 and eliminates the contingent payment of $2.0 million.  For each of the quarters ending September 30, 2004 and December 31, 2004, Lumera is required to pay $250,000.  The agreement will terminate in 2005 after payments of $375,000 are made in quarters ending March 31, 2005 and June 30, 2005.  Total payments under the Sponsored Research Agreement will be $5.8 million instead of the original $9.0 million. Lumera recognizes research and development expense under the Sponsored Research Agreement on a straight line basis over the term of the agreement.  At the time of the fourth amendment to the Sponsored Research Agreement, Lumera had recognized $6.5 million in expense related to the Sponsored Research Agreement.  In April 2004, Lumera recorded a reduction in its liability and an offsetting reduction in expense of $2.4 million to reduce the cumulative expense recognized under the Sponsored Research Agreement to the expense incurred under the fourth amendment on a straight line basis.

Research and development expense in 2003 include $645,000 for the closure of Microvision’s research and development facility in San Mateo, California.  Microvision consolidated its research and development activities in Bothell, Washington in May 2003.

Marketing, General and Administrative Expense.  Marketing, general and administrative expenses in the nine months ended September 30, 2004 increased by $2.2 million, or 18%, to $14.5 million from $12.3 million in the same period in 2003.  The increase is primarily attributable to increased sales and marketing costs for the Nomad product.  The increased costs have included salaries, travel and promotion costs directly related Nomad sales activity.  Marketing, general and administrative expense for Lumera included in Microvision’s consolidated financial statements was $1.4 million and $887,000 for the nine months ended September 30, 2004 and 2003, respectively.

Non-Cash Compensation Expense.  Non-cash compensation expense in the nine months ended September 30, 2004 increased by $367,000, or 25%, to $1.8 million from $1.5 million in the same period in 2003.

During the nine months ended September 30, 2004, Lumera granted options to purchase 415,000 shares of Class A common stock to Lumera employees and directors with a weighted-average exercise price of $2.00. Lumera determined that the fair market value of its common stock was $3.35 per share on the grant date.  Lumera recorded an aggregate charge of $216,000 during the three months ended March 31, 2004 related to these grants as the exercise price was deemed to be below the fair value of the common stock. In addition, Microvision recorded amortization of deferred stock-based compensation of $278,000 during the three months ended June 30, 2004 related to Lumera’s option grants to employees and its Board of Directors.

In July 2004, Lumera revised its estimate of the fair value of its common stock. This revision resulted in an adjustment to Lumera’s stock based compensation charge during the first quarter of 2004 of $305,000.  Microvision recorded this revision to the consolidated non-cash compensation expense amount during the second quarter of 2004.  The net impact to the consolidated net loss for the three months ended June 30, 2004 was to increase the net loss by $39,000.

The following table shows the major components of non-cash compensation expense for the nine months ended September 30, 2004 and 2003, respectively.

	Nine months ended September 30,
	2004	2003
Microvision securities issued to third parties	461,000	595,000
Microvision stock options issued to employees	45,000	96,000
Microvision stock and options issued to non-management directors	25,000	1,000
Lumera non-cash compensation expense	1,297,000	769,000
	$1,828,000	$1,461,000

Interest Income and Expense.  Interest income in the nine months ended September 30, 2004 decreased by $66,000, or 23%, to $224,000 from $290,000 in the same period in 2003.  This decrease resulted primarily from lower average cash and investment securities balances in the nine months ended September 30, 2004 than the average cash and investment securities balances in the same period of the prior year.

Interest expense increased due to interest expense on Lumera’s $2.3 million promissory notes.

Non-cash Beneficial Conversion Feature of Preferred Stock.  In September 2004, Microvision raised $10.0 million before issuance costs of $90,000 from the sale of 10,000 shares convertible preferred stock and a warrant to purchase 361,795 shares of common stock.  The preferred stock is convertible on demand by the holder into common stock at a conversion rate of $6.91 per common stock.  The initial conversion price is subject to adjustment in the event Microvision issues common stock or derivative securities at a price per share of common stock below the market price or the conversion price of the preferred stock. In addition, upon the request of the preferred stockholder, Microvision is required to redeem the preferred stock for cash in certain circumstances including in the event of a material breach of our representations, warranties or covenants under the purchase agreement or a change in control.  Accordingly, Microvision has classified the preferred stock as “mandatorily redeemable convertible preferred stock” in its consolidated balance sheet.

The preferred stock terms include a dividend of 3.5% per anum, payable quarterly in cash or registered common stock, at the election of the Company, subject to certain conditions.  The preferred stock matures on September 10, 2007, at which time it is payable in cash or registered common stock, at the election of the Company, subject to certain conditions.  Some of the conditions which would preclude the Company from paying in common stock are not within the Company’s immediate control. The Company can elect to convert the preferred stock into common stock if the common stock price exceeds $12.09 per share, subject to certain conditions. The warrant is immediately exercisable, has an exercise price of $8.16 per share and expires on September 10, 2009.  The initial exercise price is subject to adjustment in the event we issue common stock or derivative securities at a price per share of common stock below the market price or the exercise price of the warrant.

The net cash proceeds of $9,910,000 were allocated to the preferred stock and the warrant based on the relative fair values of the securities.  The warrants were valued using the Black-Scholes option-pricing model with the following assumptions:  expected volatility, 75%; risk free interest rate, 3.4; and contractual life five years.  $1.3 million of the proceeds were allocated to the warrant and was recorded as an increase to additional pain-in capital.

Subsequent to the relative fair value allocation, the effective conversion price of the convertible preferred stock was less than the closing price of Microvision’s common stock on the date of commitment to purchase the preferred stock. This beneficial conversion feature was measured as $1.2 million, which represents the difference between the fair value of the common stock and the effective conversion price. This beneficial conversion feature was recorded to additional paid in capital and will be recorded as a deemed dividend to preferred stockholders (accretion) over the stated life of the preferred stock which is three years.

Liquidity and Capital Resources

The Company has funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants and, to a lesser extent, from development contract revenues and product sales. At September 30, 2004, Microvision had $8.8 million in cash and cash equivalents.

Microvision believes that its current cash and cash equivalents balance as of September 30, 2004 totaling $8.8 million will satisfy its budgeted cash requirements to the middle of January 2005 based on its current operating plan.  Microvision will require additional financing to fund its current operating plan beyond the middle of January 2005.  Microvision plans to raise additional cash to continue to fund its operating plan past that date. There can be no assurance that additional financing will be available to Microvision or that, if available, it will be available on terms acceptable to Microvision on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, Microvision will be required to limit its operations substantially.  This limitation of operations may include reduction in capital expenditures, as well as reductions in staff and operating costs.

Cash used in operating activities totaled $23.6 million during the nine months ended September 30, 2004, compared to $20.5 million during the same period in 2003.  Cash used in operating activities for each period resulted primarily from the net loss for the period.

•                  “Inventory” increased by $2.5 million to $2.8 million at September 30, 2004 from $331,000 at December 31, 2003.  The increase was primarily attributable to purchases of raw materials to produce Nomad.  The Company made commitments to purchase certain minimum quantities of inventory at the start of Nomad production.  Microvision has taken delivery of most of this inventory and plans for inventory as a percent of revenue to decline as the Nomad product revenue is expected to increase.  The Company values inventory at the lower of cost or market with cost determined on a weighted average cost basis.  The following table shows the composition of the inventory at September 30, 2004 and December  31, 2003, respectively:

	September 30, 2004	December 31, 2003
Raw materials	$1,563,000	$98,000
Work in process	192,000	—
Finished goods	1,026,000	233,000
	$2,781,000	$331,000

•                  “Investment in Lumera”   In July 2004, Lumera completed an initial public offering of its common stock.  In connection with the offering, all Lumera Series A and Series B Preferred Stock was converted to Lumera common stock. Immediately after the offering, Microvision owned 5,434,000 shares, or 33%, of the common stock of Lumera. As a result of the change in ownership percentage, Microvision has changed the method of accounting for its investment in Lumera to the equity method.  Under the equity method,Microvision recorded it ownership interest in the net book value of Lumera immediately following the initial public offering as an investment in equity subsidiary of $11.9 million.  Microvision records its pro rata share of Lumera’s income or loss as an adjustment in the value of its investment in Lumera.  Microvision recorded a non-cash change in ownership interest gain of $13.7 million to stockholders equity as a component of additional paid-in capital during the third quarter as a result of the public offering.   In connection with the Lumera initial public offering, Microvision entered into a six month lock-up agreement during which period, Microvision cannot sell or pledge as collateral its shares of Lumera common stock.

•                  “Property and equipment, net” decreased $3.2 million to $2.8 million at September 30, 2004 from $6.0 million at December 31, 2003.  The decline is principally due to the deconsolidation of Lumera in July 2004.  Lumera had $2.2 million in net property and equipment at the time of the deconsolidation.  Depreciation expense accounts for the remaining decrease.

•                  “Accounts Payable” increased $1.4 million to $2.6 million at September 30, 2004 from $1.2 million at December 31, 2003.  The increase in Accounts Payable is directly attributable to the increase in inventory.

•                  “Research liability” decreased $1.9 million to $0 at September 30, 2004 from $1.9 million at December 31, 2003.  In April 2004, Lumera and the University of Washington entered into a fourth amendment to the Sponsored Research Agreement that requires payments of $125,000 for the quarters ending March 31, 2004 and June 30, 2004 and eliminates a contingent payment of $2.0 million.  For each of the quarters ending September 30, 2004 and December 31, 2004 Lumera is required to pay $250,000.  The agreement will terminate in 2005 after payments of $375,000 are made in each of the quarters ending March 31, 2005 and June 30, 2005.  Total payments under the Sponsored Research Agreement will be $5.8 million instead of the original $9.0 million.  Lumera recognizes research and development expense under the

Sponsored Research Agreement on a straight line basis over the remaining term of the agreement.  At the time of the fourth amendment to the Sponsored Research Agreement, Lumera had recognized $6.5 million in cumulative expense related to the Sponsored Research Agreement.  In April 2004, Lumera recorded a reduction in its liability and an offsetting reduction in expense of $2.4 million to reduce the cumulative expense recognized under the Sponsored Research Agreement to the expense incurred under the fourth amendment on a straight line basis.  As a result of the deconsolidation of Lumera, this liability is no longer included in Microvision’s consolidated financial statements.

Cash provided by investing activities totaled $10.2 million during the nine months ended September 30, 2004, compared to $2.3 million during the same period of 2003.  During the nine months ended September 30, 2004, the Company had net sales of investment securities of $11.1 million compared to $3.2 million during the same period in 2003.  The proceeds from the sales of investment securities were used to fund the Company’s operations.

The Company used cash of $925,000 for capital expenditures during the nine months ended September 30, 2004, compared to $1.0 million during the same period in 2003.  Capital expenditures include leasehold improvements to leased office space and computer hardware and software, laboratory equipment and furniture and fixtures to support operations.

Cash provided by financing activities totaled $13.0 million during the nine months ended September 30, 2004, compared to $12.5 million during the same period in 2003.

In March 2004 Lumera raised $500,000, before issuance costs, from the sale of 250,000 shares of Series B convertible preferred stock to a group of private investors.  Microvision did not participate in the offering.

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

In July 2004, Lumera raised $42.0 million before issuance costs of $4.3 million from an initial public offering.  In connection with the offering, all Lumera Series A and Series B Preferred Stock was converted to Lumera common stock. Immediately after the offering Microvision owned 5,434,000 shares or 33% of the common stock of Lumera. As a result of the change in ownership percentage, Microvision has changed the method of accounting for its investment in Lumera to the equity method.

Additionally, as described above, Microvision raised $10.0 million before issuance costs from the sale of 10,000 shares of mandatorily redeemable convertible preferred stock and a warrant to purchase 361,795 shares of common stock in September 2004.

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

Risk Factors Relating to the Microvision Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception and we anticipate an operating loss at least through the year ending December 31, 2005.  We cannot assure you that we will ever become or remain profitable.

•                  As of September 30, 2004, we had an accumulated deficit of $179.5 million.

•                  We incurred consolidated net losses of $100.9 million from inception through 2001, $27.2 million in 2002, $26.2 million in 2003, and $25.2 million for the nine months ended September 30, 2004.

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

Based on our current operating plan and budgeted cash requirements, we believe that we can fund our operations to the middle of January 2005.  We will require additional capital to continue to fund our operations, including to:

•                  Further develop the scanned beam,

•                  Add manufacturing capacity,

•                  Develop and protect our intellectual property rights, and

•                  Fund long-term business development opportunities.

We will require additional capital prior to the middle of January 2005.  If revenues are less than we anticipate, if the level and mix of revenues vary from anticipated amounts and allocations or if expenses exceed the amounts budgeted, we may require additional capital earlier to further the development of our technologies, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties.  In addition, our operating plan provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by us.  Additional financing may not be available to us or, if available, may not be available on terms acceptable to us on a timely basis.  If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit our operations substantially.  Our capital requirements will depend on many factors, including, but not limited to, the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce products incorporating the scanned beam and optical material technologies and the market acceptance and competitive position of such products.  Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of current shareholders’ shares.

Our Series A Convertible Preferred Stock may adversely impact our common stockholders or limit our ability to obtain additional financing.

We have issued shares of Series A Convertible Preferred Stock (the “Series A Preferred”).  The Series A Preferred has a liquidation preference in the amount of $10 million plus accrued and unpaid dividends, which must be paid before common stockholders would receive funds in the event of a liquidation.  The Series A Preferred has antidilution protection that provides that each share of Series A Preferred will become convertible into a greater number of shares of our common stock if we issue common stock or derivative securities at a price per share of common stock below the market price or the conversion price of the Series A Preferred.  In addition, we are required to redeem the shares of Series A Preferred for cash in certain circumstances, including in the event of a material breach of our representations or covenants under the purchase agreement or a change in control.  We are required to redeem the Series A Preferred on September 10, 2007 for cash or our common stock, at our election under certain conditions.  Our ability to redeed the Series A preferred for our common stock is subject to certain conditions outside our immediate control.  We have also agreed not to issue equity securities senior to, or greater than $10 million of equity securities on par with the Series A Preferred until March 10, 2005, and we have agreed to limit the debt we may incur.  These limitations could materially and adversely affect our ability to raise funds necessary to continue our business.

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

Our common stock is listed for quotation on the Nasdaq National Market.  To keep our listing on this market, we must meet Nasdaq’s listing maintenance standards.  If we are unable to continue to meet Nasdaq’s listing maintenance standards, our common stock could be delisted from the Nasdaq National Market.  If our common stock were delisted, we likely would seek to list the common stock on the Nasdaq SmallCap Market, the American Stock Exchange or on a regional stock exchange.  Listing on such other market or exchange could reduce the liquidity for our common stock.  If our common stock were not listed on the SmallCap Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock.  If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock.  A delisting from the Nasdaq National Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities.  Consequently, removal from the Nasdaq National Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market.  In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on the Nasdaq National Market.  While the penny stock rules should not affect the quotation of our common stock on the Nasdaq National Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market.  During the second, third and fourth quarters of 2002, the first and second quarter of 2003, and the third quarter of 2004, the market price of our stock traded below $5.00 per share.  On November 1, 2004 the closing price of our stock was $5.33.

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

We began production of the current version of Nomad in the first quarter of 2004.  In September 2002, we introduced Flic.  In addition, we have developed demonstration units incorporating the scanned beam technology.  However, we must undertake additional research, development and testing before we are able to develop additional products for commercial sale.  Product development delays by us or our potential product development partners, or the inability to enter into relationships with these partners, may delay or prevent us from introducing products for commercial sale.

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

Intellectual property protection for our products is important and uncertain.  If we do not obtain effective intellectual property protection for our products, processes and technology, we may be subject to increased competition.  Our commercial success will depend in part on our ability and the ability of the University of Washington and our other licensors to maintain the proprietary nature of the scanned beam display and other key technologies by securing valid and enforceable patents and effectively maintaining unpatented technology as trade secrets.  We try to protect our proprietary technology by seeking to obtain United States and foreign patents in our name, or licenses to third-party patents, related to proprietary technology, inventions, and improvements that may be important to the development of our business.  However, our patent position and the patent position of the University of Washington and other licensors involve complex legal and factual questions. The standards that the United States Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change.  Additionally, the scope of patents are subject to interpretation by courts and their validity can be subject to challenges and defenses, including challenges and defenses based on the existence of prior art. Consequently, we cannot be certain as to the extent to which we will be able to obtain patents for our new products and technology or the extent to which the patents that we already own or license from others protect our products and technology.  Reduction in scope of protection or invalidation of our licensed or owned patents, or our inability to obtain new patents, may enable other companies to develop products that compete with ours on the basis of the same or similar technology.

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

During the first nine months of 2004 and for the year 2003, 39%, and 42% respectively, of Microvision’s revenue was derived from performance on a limited number of development contracts with the U.S. government.  Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues.  Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding.  The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis.  Our competitors continuously engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future.  Our contracts with the government are subject to immediate termination by the government for convenience at any time.  The government may choose to use contractors with competing display technologies or it may decide to discontinue any of our programs altogether.  In addition, those development contracts that we do obtain require ongoing compliance with applicable government regulations.  Termination of our development contracts, a shift in government spending to other programs in which we are not involved, a reduction in government spending generally, or our failure to meet applicable government regulations could have severe consequences for our results of operations.

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

The value of our investment in Lumera may decrease.

A significant portion of our assets include an investment in Lumera.  Lumera’s stock price is subject to fluctuation and may decrease, lowering the value of our investment.  We hold approximately 33% of Lumera’s common stock.  Since we hold a large percentage of Lumera’s common stock, if an active market does not develop or is not sustained, it may be difficult for us to sell our shares of Lumera’s common stock at an attractive price or at all.  In connection with the Lumera initial public offering, we entered into a six month lock-up agreement. During the lock-up period we cannot sell or pledge as collateral our shares of Lumera common stock.  The likelihood of Lumera’s success, and the value of the common stock we hold, must be considered in light of the risks frequently encountered by early stage companies, especially those formed to develop and market new technologies. These risks include Lumera’s potential inability to establish product sales and marketing capabilities; to establish and maintain markets for their potential products; and to continue to develop and upgrade their technologies to keep pace with changes in technology and the growth of markets using polymer materials.  If Lumera is unsuccessful in meeting these challenges, its stock price, and the value of our investment, could decrease.

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

The weighted average maturities of cash equivalents and investment securities available-for-sale as of September 30, 2004, are as follows (dollar amounts in thousands):

	Amount	Percent
Cash and equivalents	$8,752	100.00%
Less than one year	—	0.00%
	$8,752	100.00%

Microvision owns 5,434,000 shares of Lumera common stock.  Based on Lumera’s closing stock price on October 29, 2004 of $7.90, the market value of Microvision’s investment in Lumera common stock is $42.9 million.  The market price of Lumera’s common stock is subject to fluctuations based on Lumera’s financial performance and overall market conditions.

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

(b)                                                         Reports on Form 8-K

The Company filed the following current reports on Form 8-K during the quarter ended September 30, 2004:

Current report on 8-K announcing financial results for the quarter ended June 30, 2004 as filed with the SEC on August  6, 2004.

Current report on 8-K announcing that Microvision’s majority owned subsidiary, Lumera Corporation, completed an initial public offering of its common stock as filed with the SEC on July 26, 2004.

Current report on 8-K announcing that Microvision’s sale of Series A Convertible Preferred Stock as filed with the SEC on September 10, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.

Date: November 8, 2004

/s/ Richard F. Rutkowski

Richard F. Rutkowski
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2004	/s/ Jeff Wilson
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