Form 10-K
period 2004-11-30
MICROVISION INC
filed 2005-03-17
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number    0-21221

Microvision, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	91-1600822
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

19910 North Creek Parkway
Bothell, Washington    98011-3008
(Address of Principal Executive Offices including Zip Code)

(425) 415-6847
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001

(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes   ☒    No   ☐

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $175,047,000 (based on the closing price for the registrant's Common Stock on the Nasdaq National Market of $8.40 per share).

The number of shares of the registrant's Common Stock outstanding as of March 1, 2005 was 21,481,000.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant's Annual Meeting of Shareholders to be held on June 30, 2005 are incorporated herein by reference into Part III of this report.

Microvision, Inc.
2004 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Part I.		Page
Item 1.	Description of Business	**
Item 2.	Properties	**
Item 3.	Legal Proceedings	**
Item 4.	Submission of Matters to a Vote of Security Holders	**
Part II.
Item 5.	Market for Registrant's Common Stock and Related Stockholder Matters	**
Item 6.	Selected Financial Data	**
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	**
Item 7a.	Quantitative and Qualitative Disclosures About Market Risks	**
Item 8.	Financial Statements and Supplementary Data	**
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	**
Item 9A.	Controls and Procedures	**
Item 9B.	Other Information	**
Part III.
Item 10.	Directors and Executive Officers	**
Item 11.	Executive Compensation	**
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	**
Item 13.	Certain Relationships and Related Transactions	**
Item 14.	Principal Accounting Fees and Services	**
Part IV.
Item 15.	Exhibits, Financial Statement Schedules	**
Signatures		**

Portions of the registrant's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant's Annual Meeting of Shareholders to be held on June 30, 2005 are incorporated herein by reference into Part III of this report.

PART I

Preliminary Note Regarding Forward-Looking Statements

The information set forth in this report in Item 1 "Description of Business" and in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by that section. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company, as well as assumptions relating to the foregoing. The words "believe," "expect," "will," "anticipate," "estimate," "target," "project," "plan," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Certain factors that realistically could cause actual results to differ materially from those projected in the forward-looking statements are set forth in Item 1 "Description of Business - Risk Factors Related to the Company's Business."

ITEM 1. DESCRIPTION OF BUSINESS

Overview

The company has historically included both Microvision, Inc. ("Microvision" or the "Company") and Lumera Corporation ("Lumera"), a subsidiary that was consolidated prior to July 2004. In July 2004, Lumera completed an initial public offering of its common stock. After July 2004, due to the change in ownership percentage, Microvision changed to the equity method of accounting for its investment in Lumera. Microvision designs and markets information display and image capture products.

Scanned Beam Displays

Microvision is producing and selling the Nomad® Expert Technician System, a wireless, wearable computer with a head-worn see-through display. Microvision introduced this second generation version of the Nomad Augmented Vision System in March 2004 and is initially targeting the automotive repair market and military applications. Microvision has also developed prototype color scanned beam displays, including hand-held, head-worn and projection versions, and is currently refining and further developing its scanned beam display technology for potential automotive, defense, aerospace, industrial, medical and consumer applications. Microvision believes the scanned beam display technology may be useful in a variety of applications, including mobile communications, head-up displays for vehicles, entertainment and consumer displays, and computing and visual simulation applications. Microvision expects that, in contrast to display solutions that use non- scanning technologies, its scanned beam display technology will enable the production of high quality displays that are small and lightweight, use low power, can be held or worn comfortably, and are competitively priced.

Microvision's scanned beam technology includes proprietary technology it has developed, technology licensed from other companies and the Virtual Retinal Display ™ technology licensed from the University of Washington.

Image Capture Devices

Microvision also sells the Flic® Laser Bar Code Scanner, a hand-held bar code scanner that uses its proprietary scanning technology. Microvision has introduced a Bluetooth wireless version, the Flic Cordless Laser Bar Code Scanner. Microvision believes that the basic scanning components of the scanned beam display technology may also be used to develop image capture products, such as miniature high-resolution laser cameras and 2D bar code readers that may have higher performance and lower cost than those currently available.

Technology

Microvision's scanned beam display technology is fundamentally different from existing commercialized display technologies in that it uses a fast-moving beam of light to create an image. By continuously scanning a rapidly moving low power beam of light, the scanned beam display creates a high resolution, full motion image in the eye or on an intermediate screen.

The drive electronics of the scanned beam display acquire and process signals from the image or data source to control and synchronize the color mix and placement. Color pixels are generated by modulated red, green and blue light sources. The intensity of each of the light sources is varied to generate a complete palette of colors and shades. Optical elements direct the beam of light into the viewer's eye or onto an intermediate screen. The pixels are arranged by a horizontal scanner motion that sweeps the light beam to place the pixels into a row and a vertical scanner motion that moves the light beam up/downward where successive rows of pixels are drawn. This process is continued until an entire field of rows has been placed and a full image appears to the user.

The scanned beam technology can be used to create an augmented vision display that allows the user to annotate the user's normal view with electronically displayed information. The user is able to retain full binocular vision and full hand-eye coordination while having electronic information displayed on the user's field of view. The image, in the form of light, is directed to the eye in much the same way as light is commonly reflected from our natural environment. With the scanned beam technology, an image can be overlaid on a user's field of view.

The scanned beam display technology can also be used to achieve a more conventional front or rear projection display. The screen may be transparent, providing the user with a head-up display capability and overlaying the digital information on the view of the outside world. Projection could be used for head-up display applications that demand high brightness, high-resolution and long life in a rugged environment, such as automotive displays. Scanned beam display technology could also be incorporated into other products such as video projectors, large-screen monitors, or rear-projection televisions.

Display Components

Scanned beam display technology consists of the following primary components:

Scanners. To produce an image, a horizontal and a vertical scanner or a single micro-electro- mechanical system ("MEMS") bi-axial scanner directs the light beam that creates the image. Microvision currently uses these scanners in Nomad products and in other prototype displays. Microvision expects to continue development to reduce the size, cost and power consumption of the bi-axial MEMS scanner for use in miniature displays.

Continued development of the scanning sub-system will be required to allow scanning capability to meet standard video formats, including high definition television, HDTV, as well as new digital video standards.

Optics. For applications where the scanned beam display is to be worn, it is desirable to have an exit pupil (the range within which the viewer's eye can move and continue to see the image) of 10 to 15 millimeters. Microvision has developed optics and system designs that produce exit pupils up to 15 millimeters. Additional design and engineering of the optics and systems designs will improve Microvision's competitive position for commercial applications. Microvision has refined optics designs for both monocular (one-eye) and biocular (two-eye) systems. Microvision also has developed a full binocular system, which incorporates two separate video channels (one for each eye) to provide the user with full stereoscopic viewing of three-dimensional imagery. Microvision's ongoing optics development is directed at the creation of optical systems that exhibit lower distortion, are lighter weight and are more cost-effective to manufacture than previous optical systems.

Light Sources. The light source creates the light beam that paints the image on a screen or on the viewer's eye. In a full-color scanned beam display, red, green and blue light sources are modulated and mixed to generate the desired color and brightness. Low power solid-state lasers, laser diodes and light-emitting diodes are suitable light sources for the scanned beam display. Blue and green solid-state lasers are currently available but are useful only for scanned beam display applications where cost and size are less important. Miniaturized laser diodes are commercially available in red, and a number of companies are developing blue laser diodes in anticipation of high volume consumer electronics applications. Miniaturized light-emitting diodes are less expensive and consume less power than laser diodes. Microvision is working with companies that have developed custom red, blue and green light-emitting diodes that provide sufficient brightness for many scanned beam display applications. Microvision has built working prototype full- color scanned beam displays with these light-emitting diodes.

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

  Further miniaturization using integrated circuits or ASICs and improved packaging techniques,
  Refining the techniques of driving the light sources and scanners to improve display quality and reduce power consumption and,
  Improving the compatibility of the drive electronics with existing and emerging video standards. Microvision's current product and demonstration units are compatible with North American video format standards and accommodate output from most personal computers.

Human Factors, Ergonomics and Safety

As part of its research and development activities, Microvision conducts ongoing research on the cognitive, physiological and ergonomic factors that must be addressed by products incorporating the scanned beam display technology and the safety of scanned beam display technology, including such issues as the maximum permissible laser exposure limits established by American National Standards Institute ("ANSI") and others. Researchers from the University of Washington Human Interface Technology Lab and other independent institutions have concluded that laser exposure to the eye resulting from use of the scanned beam displays under normal operating conditions would be below the calculated maximum permissible exposure level set by ANSI. The Nomad display has been certified as a Class 1 laser product ("safe for eye viewing") by Underwriters Laboratories.

Products

Nomad

In March 2004, Microvision introduced a new version of the Nomad System. The Nomad Expert Technician System, ("Nomad") is a hands free wearable computer with a head worn display that enables technicians and other mobile workers to overlay relevant information on their task thereby reducing task time. The new version is about 40% smaller, lighter and costs less to manufacture than the prior version. Microvision is working closely with automotive companies to develop the Nomad for automotive maintenance applications. In maintenance applications, the automotive technician uses the Nomad to provide repair instructions and other information directly in his or her field of view while he or she is performing the repair. The Nomad functions as a wireless thin client computer and is linked to a remote server computer. In trials, technicians using the Nomad have reported substantial efficiency gains in performing repairs.

The U.S. Army has deployed 100 Nomad systems in the US Army's Stryker Brigade Combat Team in Iraq. The helmet-mounted Nomad Augmented Vision System provides the vehicle commander with a head- up, daylight-readable, remote display from the Stryker vehicle's onboard battlefield computer while allowing the commander to operate from the hatch opening. The Nomad allows the commander to observe the surroundings, while choosing the optimum path ahead, commanding the vehicle and using tactical information.

Microvision is producing Nomad at its headquarters facility in Washington State. Microvision is distributing the Nomad to end customers in the United States through its sales force, through independent manufacturers' representatives and through original equipment manufacturers. Microvision is also selling Nomad in Europe and Asia through a small number of independent manufacturer's representatives.

Microvision believes Nomad will compete with other products that bring information to the point of task, including laptop and notebook computers, tablet computers, and personal digital assistants. These other devices must be held, wrist mounted, or placed on a stationary object to be used and the user must look away from the task to get information. In contrast, the Nomad is head-worn (i.e. hands free) and allows images to be painted on the viewer's eye with no screen to block the viewer's field of vision. Other companies are marketing head-worn displays, but the displays are generally occluded and typically provide a fraction of the full-page view provided by the Nomad. Microvision believes that Nomad provides higher brightness, higher resolution, and higher contrast than competing devices and provides true "see through" capability with lower power consumption. Microvision also believes that the manufacturing cost of Nomad and potential future displays using its scanned beam display technology could be less than that of competing technologies, due principally to the lower cost of scanned beam display components and lower capital investment to build high volume manufacturing capacity compared to other technologies.

Flic

Microvision sells the Flic Scanner, a hand held laser bar code scanner and the Flic Cordless Scanner, a Bluetooth version of the Flic Scanner. All Flic Scanners feature a proprietary design that provides for lower power consumption and total operating cost than many other bar code scanners currently available. Microvision expects that the sales volume for Flic Scanner will grow as potential customers complete their trials and application developers release solutions incorporating Flic Scanners.

Flic Scanners are manufactured for Microvision by a contract manufacturer located in Batam, Indonesia. Microvision distributes branded and private-labeled Flic Scanners directly to end users through value added resellers, original equipment manufacturers and phone and internet orders.

The bar code scanning industry is highly competitive. Flic Scanners compete with existing laser wand and CCD imager scanners produced by established bar code scanner companies. Flic Scanners compete on the basis of price, form factor, and performance. The bar code industry is dominated by Symbol Technologies, which sells products that directly compete with the Flic and Flic cordless products.

Image capture

Microvision is applying its scanned beam and other proprietary technology to develop products that capture images and other information. Such products include bar code readers and miniature high-resolution "laser cameras". In December 2004, Microvision entered into an agreement with Ethicon Endo-Surgery Inc. a subsidiary of Johnson & Johnson to integrate Microvision's scanned beam technology into certain medical products for human medical applications. Under the agreement, Microvision is developing prototype units that will be used in product evaluation. The agreement includes terms for product development and a supply agreement for certain products.

Microvision believes that certain components of the scanned beam technology can also be used to develop two-dimensional bar code readers as well as high resolution laser cameras that have cost and performance advantages over existing imaging technologies for certain applications.

Automotive Head-Up Displays

During 2004, Microvision continued to improve upon its prototype automotive head-up displays for automotive companies and Tier 1 suppliers to automotive companies. These head-up displays use scanners, light sources and electronic components similar to those in the Nomad display, but use optics that are unique for this head-up display application. These prototypes demonstrate that scanned beam display technology can be used in a head-up display that projects a day-light or night- light readable image onto the windscreen of an automobile to provide the vehicle operator with a variety of information related to the car's operation. Microvision believes that it can further develop these prototypes into products that will meet the automotive companies' specifications for size, brightness, image quality and cost. Microvision plans to continue this sponsored research and development work in 2005.

Microdisplays

Microvision continues to develop color prototype microdisplays that could be integrated into an electronic viewfinder in a digital still camera, a digital video camera or a cell phone. Microvision continues to reduce the size, cost and power requirements of its prototype microdisplays. Microvision believes that the advances in the scanned beam display technology that are achieved for the microdisplay platform will migrate to Nomad and other products resulting in lower cost. Microvision is performing sponsored and internally funded research and development to improve the performance and reduce the cost of its color microdisplay product development.

Business Strategy

Microvision's objective is to be a leading provider of personal display and imaging products and technologies for a broad range of professional and consumer applications. Key elements of Microvision's strategy to achieve this objective include:

Strategic Partnering to Extend Marketing and Technical Reach

Microvision's key technologies have applications in several markets and products. Microvision has contracted with, and plans to continue to pursue, strategic partners who can provide resources and services that otherwise would require substantial time and additional cost for Microvision to develop independently. Microvision will select strategic partners to provide support depending on the specific requirements of markets and products. Examples of activities that Microvision plans to continue to pursue through strategic partnering are:

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

  High Performance Helmet-Mounted Displays
  Augmented Vision and Augmented Reality Displays
  Near-Eye, Mass-Market Color Displays
  Image Capture / Professional Cameras
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

Additional Information

Microvision performs research and development to achieve advances necessary for large-scale application, full-color capability in highly miniaturized versions and design of new architectures for specific applications. Research and development expense for the Company for the fiscal years ended December 31, 2004, 2003 and 2002 was $14.7 million, $23.3 million and $25.5 million respectively. Excluding Lumera, research and development expense was $13.6 million, $16.8 million, and $18.4 million respectively.

Prior to 2004, substantially all of Microvision's revenue has been generated from development contracts to develop the scanned beam display technology to meet customer specifications. Microvision's customers have included both the United States government and commercial enterprises. In 2004, 42% of revenue was derived from performance on development contracts with the United States government, 35% from performance on development contracts with commercial customers and the remainder from sales of Nomad and Flic units. In 2004, one commercial customer accounted for 11% of total of total revenue. In 2003, 27% of Microvision's revenue was earned from development contracts with a single commercial customer. Each of Microvision's contracts with the United States government can be terminated for convenience by the United States government at any time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Microvision had a backlog of $7.1 million at December 31, 2004 compared to a backlog of $2.6 million at December 31, 2003. The backlog is composed of $7.0 million in development contracts, including amendments, entered into through December 31, 2004 and $114,000 and $43,000 in orders for Nomad and Flic respectively. Microvision plans to complete all of the backlog contracts during 2005.

Competitive Conditions

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

Microvision competes with other companies in the display industry and other technologies for government funding. In general, Microvision's government customers plan to integrate Microvision's technology into larger systems. Ongoing contracts are awarded based on Microvision's past performance on government contracts, the customer's progress in integrating Microvision's technology into the customer's overall program objectives, and the status of the customer's overall program.

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

Intellectual Property and Proprietary Rights

University of Washington

In 1993, Microvision acquired the exclusive rights to the Virtual Retinal Display technology under a license agreement with the University of Washington. Additional development of the Virtual Retinal Display technology took place at the University of Washington Human Interface Technology Laboratory pursuant to Microvision's research agreement. The University of Washington has received forty-five patents on the Virtual Retinal Display technology and has an additional fourteen U.S. patent applications pending in the United States and twenty-four foreign counterpart applications in certain foreign countries.

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

The Virtual Retinal Display technology comprises a substantial part of Microvision's scanned beam display technology. The Virtual Retinal Display technology was originally developed at the University of Washington's Human Interface Technology Lab. The scope of the license covers all commercial uses of the Virtual Retinal Display technology worldwide, including the right to grant sublicenses. The license expires upon the expiration of the last of the University of Washington's patents that relate to the Virtual Retinal Display, unless sooner terminated by Microvision or the University of Washington as discussed below. In granting the license, the University of Washington retained limited, non-commercial rights with respect to the Virtual Retinal Display technology, including the right to use the technology for non-commercial research and for instructional purposes and the right to comply with applicable laws regarding the non-exclusive use of the technology by the United States government. The University of Washington also has the right to consent to Microvision's sublicensing arrangements and to the prosecution and settlement by Microvision of infringement disputes. In addition, the University of Washington retains the right to publish for academic purposes information it creates regarding the Virtual Retinal Display technology.

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

Other Licenses and Intellectual Property

During 1998, Microvision entered into a license agreement with a third party whereby it acquired the exclusive license to certain intellectual property related to the design and fabrication of micro miniature devices using semiconductor fabrication techniques. The licensor has received thirteen patents and has twenty-nine patent applications pending pertaining to the Microvision field of use.

Microvision also generates intellectual property as a result of its ongoing performance on development contracts and as a result of its internal research and development activities. Microvision has filed fifty-four patent applications and received thirty patents in its own name resulting from these activities. The inventions covered by such applications generally relate to component miniaturization, specific implementation of various system components and design elements to facilitate mass production.

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

Microvision has registered the mark "Microvision" with its associated "tri- curve" logo with the United States Patent and Trademark Office. Microvision has filed for registration of various other marks including "Virtual Retinal Display," "VRD," "Nomad," and "Flic" in the United States Patent and Trademark Office. These marks were examined and entered into the opposition phase, where an opposition was filed against the Virtual Retinal Display mark. Microvision believes the opposition filing is without merit and that it should prevail in the proceedings. Regardless of the outcome, Microvision believes that it will be entitled to continue to use the terms "Virtual Retinal Display," "VRD," "Nomad," and "Flic".

Employees

As of March 1, 2005, Microvision had 166 employees.

Further Information

Microvision was founded in 1993 as a Washington corporation and reincorporated in 2003 under the laws of the State of Delaware. Our principal office is located at 19910 North Creek Parkway, Bothell, Washington 98011 and our telephone number is (425) 415-6847.

Microvision's Internet address is www.microvision.com. Microvision makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. Investors can access this material by visiting Microvision's website, clicking on "Investors," and then clicking on "SEC Filings."

Risk Factors Relating to the Microvision Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception and we anticipate an operating loss at least through the year ending December 31, 2005. We cannot assure you that we will ever become or remain profitable.

  As of December 31, 2004, we had an accumulated deficit of $187.5 million.
  We incurred consolidated net losses of $100.9 million from inception through 2001, $27.2 million in 2002, $26.2 million in 2003, and $33.2 million in 2004.

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

We cannot be certain that we will succeed in obtaining additional development contracts or that we will be able to obtain substantial customer orders for our products. In light of these factors, we expect to continue to incur substantial losses and negative cash flow at least through 2005 and likely thereafter. We cannot be certain that we will achieve positive cash flow at any time in the future.

We will require additional capital to continue to fund our operations and to implement our business plan. If we do not obtain additional capital, we may be required to limit our operations substantially. Raising additional capital may dilute the value of current shareholders' shares.

Based on our current operating plan and budgeted cash requirements, we believe that we can fund our operations from existing sources of liquidity though 2005. We will require additional capital to continue to fund our operations, including to:

  Further develop the scanned beam technology,
  Add manufacturing capacity,
  Develop and protect our intellectual property rights, and
  Fund long-term business development opportunities.

We will require additional capital to fund our operations in 2006. If revenues are less than we anticipate, if the level and mix of revenues vary from anticipated amounts and allocations or if expenses exceed the amounts budgeted, we may require additional capital earlier to further the development of our technologies, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. In addition, our operating plan provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by us. Additional financing may not be available to us or, if available, may not be available on terms acceptable to us on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit our operations substantially. Our capital requirements will depend on many factors, including, but not limited to, the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce products incorporating the scanned beam and optical material technologies and the market acceptance and competitive position of such products. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of current shareholders' shares.

Our Senior Secured Exchangeable Convertible Notes may adversely impact our common stockholders or limit our ability to obtain additional financing.

In March 2005, we issued the Senior Secured Exchangeable Convertible Notes (the "Notes") described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources. Among other provisions, the Notes include material limitations on our ability to incur additional debt or incur liens while the Notes are outstanding. These limitations could materially adversely affect our ability to raise funds we expect to need in 2006.

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

Our common stock is listed for quotation on the NASDAQ National Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards, our common stock could be delisted from the NASDAQ National Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ SmallCap Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity for our common stock. If our common stock were not listed on the SmallCap Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from the NASDAQ National Market and failure to obtain listing on such other market or exchange would subject our securities to so- called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from the NASDAQ National Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on the NASDAQ National Market. While the penny stock rules should not affect the quotation of our common stock on the NASDAQ National Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. During the second, third and fourth quarters of 2002, the first and second quarter of 2003, and the third quarter of 2004, the market price of our stock traded below $5.00 per share. On March 1, 2005 the closing price of our stock was $5.59.

Our lack of the financial and technical resources relative to our competitors may limit our revenues, potential profits, overall market share or value.

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

We may not succeed in these efforts because of:

  delays in product development,
  lack of market acceptance for our products, or
  lack of funds to invest in product development and marketing.

The occurrence of any of the above factors could result in decreased revenues, market share and value.

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

To date, we have produced limited quantities of Nomad and Flic and demonstration units for research, development and demonstration purposes. The cost per unit for these units currently exceeds the level at which we could expect to profitably sell these products. If we cannot lower our cost of production, we may face increased demands on our financial resources, possibly requiring additional equity and/or debt financing to sustain our business operations.

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

Because we plan to continue using foreign contract manufacturers, our operating results could be harmed by economic, political, regulatory and other factors in foreign countries.

We currently use a contract manufacturer in Asia to manufacture Flic, and we plan to continue using foreign manufacturers to manufacture some of our products where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including:

  political and economic instability;
  high levels of inflation, historically the case in a number of countries in Asia;
  burdens and costs of compliance with a variety of foreign laws;
  foreign taxes; and
  changes in tariff rates or other trade and monetary policies.

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

During 2004 and 2003, 42%, and 49% respectively, of Microvision's consolidated revenue was derived from performance on a limited number of development contracts with the U.S. government. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues. Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors continuously engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. Our contracts with the government are subject to immediate termination by the government for convenience at any time. The government may choose to use contractors with competing display technologies or it may decide to discontinue any of our programs altogether. In addition, those development contracts that we do obtain require ongoing compliance with applicable government regulations. Termination of our development contracts, a shift in government spending to other programs in which we are not involved, a reduction in government spending generally, or our failure to meet applicable government regulations could have severe consequences for our results of operations.

Our products have long sales cycles, which make it difficult to plan our expenses and forecast our revenues.

Our products have lengthy sales cycle that involve numerous steps including discussion of a product application, exploring the technical feasibility of a proposed product, evaluating the costs of manufacturing a product and manufacturing or contracting out the manufacturing of the product. Our long sales cycle, which can last several years, makes it difficult to predict the quarter in which sales will occur. Delays in sales could cause significant variability in our revenues and operating results for any particular quarterly period.

Our exploratory arrangements may not lead to products that will be profitable.

Our developmental contracts, including our relationships with parties such as the U.S. government, Ethicon Endo-Surgery, Inc., Canon, BMW and Volkswagen of America, are exploratory in nature and are intended to develop new types of products for new applications. These efforts may prove unsuccessful and these relationships may not result in the development of products that will be profitable.

Our revenues are highly sensitive to developments in the defense industry.

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

We have acquired the exclusive rights to the Virtual Retinal Display under a license from the University of Washington. The license expires upon expiration of the last of the University of Washington's patents that relate to this technology, which we currently anticipate will not occur until after 2011. We could lose our exclusivity under the license if we fail to respond to an infringement action or fail to use our best efforts to commercialize the licensed technology. In addition, the University of Washington may terminate the license upon our breach and has the right to consent to all sublicense arrangements. If we were to lose our rights under the license, or if the University of Washington were to refuse to consent to future sublicenses, we would lose a competitive advantage in the market, and may even lose the ability to commercialize our products completely. Either of these results could substantially decrease our revenues.

We are dependent on third parties in order to develop, manufacture, sell and market our products.

Our strategy for commercializing the scanned beam technology and products incorporating the scanned beam technology includes entering into cooperative development, manufacturing, sales and marketing arrangements with corporate partners, original equipment manufacturers and other third parties. We cannot be certain that we will be able to negotiate arrangements on acceptable terms, if at all, or that these arrangements will be successful in yielding commercially viable products. If we cannot establish these arrangements, we would require additional capital to undertake such activities on our own and would require extensive manufacturing, sales and marketing expertise that we do not currently possess and that may be difficult to obtain. In addition, we could encounter significant delays in introducing the scanned beam technology or find that the development, manufacture or sale of products incorporating the scanned beam technology would not be feasible. To the extent that we enter into cooperative development, sales and marketing or other joint venture arrangements, our revenues will depend upon the performance of third parties. We cannot be certain that any such arrangements will be successful.

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
  announcements by other companies in our industry;
  changes in business or regulatory conditions;
  announcements or implementation by our competitors of technological innovations or new products;
  the status of particular development programs and the timing of performance under specific development agreements;
  economic and stock market conditions; or
  other factors unrelated to our company or industry.

In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors and the trading price of our common stock may decline as a consequence. In addition, following periods of volatility in the market price of a company's securities, shareholders often have instituted securities class action litigation against that company. If we become involved in a class action suit, it could divert the attention of management, and, if adversely determined, could require us to pay substantial damages.

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

A significant portion of our assets and present source of liquidity are constituted by our investment in Lumera. Lumera's stock price is subject to fluctuation and may decrease, lowering the value of our investment. We own approximately 33% of Lumera's common stock. Since we hold a large percentage of Lumera's common stock, if an active market does not develop or is not sustained, it may be difficult for us to sell our shares of Lumera's common stock at an attractive price or at all. The likelihood of Lumera's success, and the value of the common stock we hold, must be considered in light of the risks frequently encountered by early stage companies, especially those formed to develop and market new technologies. These risks include Lumera's potential inability to establish product sales and marketing capabilities; to establish and maintain markets for their potential products; and to continue to develop and upgrade their technologies to keep pace with changes in technology and the growth of markets using polymer materials. If Lumera is unsuccessful in meeting these challenges, its stock price, and the value of our investment, could decrease.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently leases approximately 92,500 square feet of combined use office, laboratory and manufacturing space at its headquarters facility in Bothell, Washington. The seven-year lease expires in 2006.

Lumera rents approximately 16,000 square feet space from Microvision within the Company's headquarters facility in Bothell, Washington.

The Company also leases approximately 5,200 square feet of combined use office and laboratory space in San Mateo, California. The 42 month lease expires in 2005. Microvision closed its branch office in San Mateo, California during 2003 and currently subleases this office space.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of the year ending December 31, 2004.

ITEM 4A EXECUTIVE OFFICERS

Executive officers are appointed by our Board of Directors and hold office until their successors are elected and duly qualified. Messrs. Rutkowski and Willey, also serve as directors of Microvision. The following persons serve as executive officers of Microvision:

Richard F. Rutkowski, age 49, has served as Chief Executive Officer of Microvision since September 1995 and as a director since August 1995. Mr. Rutkowski also served as Microvision's President from July 1996 to August 2002. From November 1992 to May 1994, Mr. Rutkowski served as Executive Vice President of Medialink Technologies Corporation (formerly Lone Wolf Corporation), a developer of high-speed digital networking technology for multimedia applications in audio-video computing, consumer electronics and telecommunications. From February 1990 to April 1995, Mr. Rutkowski was a principal of Rutkowski, Erickson, Scott, a consulting firm. Mr. Rutkowski also serves as a director of CMT Crimble Microtest.

Stephen R. Willey, age 51, has served as president of Microvision since August 2002 and a director since June 1995. Mr. Willey served as Microvision's Executive Vice President from October 1995 to August 2002. Prior to that, he served as an outside consultant to the company through The Development Group (DGI) a business and technology consulting firms that he founded. As principal of DGI, Willey had also provided senior management consulting services to CREO Products, Inc., an electro-optics equipment manufacturer, between June 1989 and December 1992. In 1993, Willey co- founded PRO.NET Communications, Inc., an Internet service company. Willey holds an M.B.A. from the University of California, Los Angeles, and an M.A.Sc. in Electronics from the University of British Columbia, Vancouver. He earned a B.Sc., Engineering (Physics) from McMaster University, Hamilton.

Richard A. Raisig, age 57, has served as Chief Financial Officer of Microvision since August 1996 and Vice President, Operations from August 1996 to August 2002. Mr. Raisig served as Microvision's Secretary from April 1998 to May 2002 and as a director of Microvision from March 1996 to August 2002. From June 1995 to August 1996, Mr. Raisig was Chief Financial Officer of Videx Equipment Corporation, a manufacturer and rebuilder of wire processing equipment for the cabling industry. From July 1992 to May 1995, Mr. Raisig was Chief Financial Officer and Senior Vice President-Finance for Killion Extruders, Inc., a manufacturer of plastic extrusion equipment. From February 1990 to July 1992, Mr. Raisig was Managing Director of Crimson Capital Company, an investment banking firm. Prior to 1990, Mr. Raisig was a Senior Vice President of Dean Witter Reynolds, Inc. Mr. Raisig is a Certified Public Accountant. Mr. Raisig holds an MBA from the University of Southern California and a BS in Social Sciences from the University of California, Irvine.

Todd R. McIntyre, age 43, has served as Senior Vice President of Business Development since November 2003, and Vice President of Business Development of Microvision from January 1996 to November 2003. Mr. McIntyre's experience in emerging markets includes business development and marketing with development stage companies in a variety of technology segments including wireless telecommunications products and services, internet software products, and digital and print media. Mr. McIntyre holds an M.B.A. from Stanford University and a B.A. from Hendrix College.

Dr. V. G. Veeraraghavan, age 54, has served as Senior Vice President, Research & Product Development of Microvision since July 2001. Prior to joining Microvision, from 1998 to 2001, Dr. Veeraraghavan served in senior management with Standard MEMS, a MEMS semiconductor fabrication, end- product packaging and systems integration firm. During his service with Standard MEMS, Dr. Veeraraghavan was, first, Vice President of its operations wafer foundry responsible for engineering and production of MEMS wafers and, second, was Vice President Business Development. From 1991 to 1998, Dr. Veeraraghavan served in various management positions at Lexmark International, Inc., a developer and manufacturer of novel color laser and inkjet solutions. Dr. Veeraraghavan holds an M.S. and a Doctorate in Materials Engineering from Purdue University and an M.B.A. from the University of Kentucky. He also received a B.S. in Science from the University of Madras (India) and a B.S. in Metallurgy from the Indian Institute of Science.

Thomas M. Walker, age 40, joined Microvision in May 2002 and serves as Vice President, General Counsel and Secretary. Prior to joining Microvision, Mr. Walker served as Senior Vice President, General Counsel and Secretary of Advanced Radio Telecom Corp., a publicly held technology and services company where he managed domestic and international legal affairs from April 1996 to April 2002. Prior to that, Mr. Walker advised publicly and privately held businesses while practicing in the Los Angeles offices of the law firms of Pillsbury Winthrop and Buchalter, Nemer Fields and Younger. Mr. Walker holds a B.A. from Claremont McKenna College and a J.D. from the University of Oregon.

Andrew U. Lee, age 53, has served as Vice President, Sales of Microvision since 1997. Prior to joining Microvision, from 1992 to 1997, Mr. Lee was Senior Director, National Systems Sales for AEI Music Network, Inc., the largest audio-visual systems integrator in the United States. From 1988 to 1991, Mr. Lee was Vice President of Sales and Marketing for ADB Industries, Inc., a manufacturer of precision mechanical assemblies for the medical, defense and aerospace industries. Mr. Lee holds a B.S. in Political Science from the University of California at Berkeley.

Thomas E. Sanko, age 50, has served as Vice President of Marketing and Product Management at Microvision since February 2001. Prior to joining Microvision, from 1999 to 2001, Mr. Sanko was a consultant to Guidant Corp., a manufacturer of cardiovascular surgery products. From 1996 to 1999, Mr. Sanko was Business Manager at InControl, Inc., a manufacturer of electrophysiology products. Prior to 1996, Mr. Sanko served as Director of Marketing for Heart Technology, Inc., and earlier, for Davis and Geck. Both companies are medical device manufacturers. Mr. Sanko has a M.B.A. from the University of Michigan and a B.S. in Mechanical Engineering from the University of Pittsburgh.

Jeff T. Wilson, age 44, has served as Vice President, Accounting of Microvision since April 2002, and Principal Accounting Officer of Microvision since August 1999 and as Director of Accounting of Microvision from August 1999 to March 2002. Prior to joining Microvision, from 1991 to 1999 Mr. Wilson served in various accounting positions for Siemens Medical Systems, Inc., a developer and manufacturer of medical imaging equipment. Prior to 1991, Mr. Wilson served as a manager with the accounting firm Price Waterhouse (currently PricewaterhouseCoopers LLP). Mr. Wilson is a Certified Public Accountant. Mr. Wilson holds a B.S. in Accounting from Oklahoma State University.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

The Company's common stock trades on the NASDAQ National Market under the symbol "MVIS." As of March 1, 2005, there were 375 holders of record of 21,481,000 shares of common stock outstanding. The Company has never declared or paid cash dividends on the common stock. The Company currently anticipates that it will retain all future earnings to fund the operation of its business and does not anticipate paying dividends on the common stock in the foreseeable future.

The Company's common stock began trading publicly on August 27, 1996. The quarterly high and low sales prices of the Company's common stock for each full quarterly period in the last two fiscal years and the year to date as reported by the NASDAQ National Market are as follows:

                                                            Common Stock
                                                       --------------------
Quarter Ended                                            HIGH        LOW
                                                       ---------  ---------
2003
March 31, 2003                                        $    8.20  $    3.43
June 30, 2003                                              6.76       3.85
September 30, 2003                                         9.38       5.89
December 31, 2003                                          9.09       6.50

2004
March 31, 2004                                        $   10.93  $    7.34
June 30, 2004                                             10.00       5.06
September 30, 2004                                         8.95       3.75
December 31, 2004                                          8.00       5.04

2005
January 1, 2005 to March 1, 2005                      $    7.70  $    5.03

ITEM 6. SELECTED FINANCIAL DATA

A summary of selected financial data as of and for the five years ended December 31, 2004 is set forth below:

                                                                                         Years Ended December 31,
                                                                 ---------- ----------- ----------- ----------- -----------
                                                                    2004        2003        2002        2001        2000
                                                                 ----------  ----------  ----------  ----------  ----------
                                                                              (in thousands, except per share data)
Statement of Operations Data:
Revenue                                                         $   11,418  $   14,652  $   15,917  $   10,762  $    8,121
Net loss available for common shareholders                         (33,543)    (26,163)    (27,176)    (34,794)    (26,601)
Basic and diluted net loss per share                                 (1.56)      (1.46)      (1.93)      (2.85)      (2.33)
Weighted average shares outstanding basic and diluted               21,493      17,946      14,067      12,200      11,421
Balance Sheet Data:
Cash, cash equivalents and investments available-for-sale       $    1,268  $   21,778  $   15,176  $   33,652  $   40,717
Working capital                                                        903      19,781      14,511      33,098      40,551
Total assets                                                        25,538      33,918      32,267      54,055      56,172
Long-term liabilities                                                   52       2,204       1,480         552         714
Mandatorily redeemable preferred stock                               7,647          --          --          --          --
Total shareholders' equity                                           7,190      23,295      17,416      32,326      50,042

Lumera was deconsolidated in July 2004.:

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

In February 2004, Microvision introduced a new version of its see-through monochrome head-worn display called Nomad Expert Technician System. The Company also produces and sells Flic, a hand-held bar code scanner. The Company has also developed demonstration scanned beam displays, including hand-held and head-worn color versions and is currently refining and developing its scanned beam display technology for potential medical, defense, industrial, aerospace and consumer applications. The Company expects to continue funding prototype and demonstration versions of products incorporating the scanned beam technology at least through 2005. Future revenues, profits and cash flow and the Company's ability to achieve its strategic objectives as described herein will depend on a number of factors, including acceptance of the scanned beam technology by various industries and original equipment manufacturers, market acceptance of products incorporating the scanned beam technology and the technical performance of such products.

The Company has incurred substantial losses since its inception and expects to incur a substantial loss during the year ended December 31, 2005.

Key Accounting Policies and Estimates

The Company's discussions and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, contract losses, bad debts, investments and contingencies and litigation. The Company bases its estimates on historical experience, terms of existing contracts, its evaluation of trends in the display and image capture industries, information provided by its current and prospective customers and strategic partners, information available from other outside sources, and on various other assumptions management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for uncollectible receivables. The Company maintains general allowances for uncollectible receivables, including accounts receivable, cost and estimated earnings in excess of billings on uncompleted contracts and receivables from related parties. The Company reviews several factors in determining the allowances including the customer's past payment history and financial condition. If the financial condition of our customers or the related parties with whom the Company has receivables were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

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

The key accounting policies described above are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management to apply its judgment or make estimates. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result to the Company's consolidated financial statements. Additional information about Microvision's accounting policies, and other disclosures required by generally accepted accounting principles, are set forth in the notes to the Company's consolidated financial statements, which begin on page 37 of this Annual Report on Form 10-K.

Inflation has not had a material impact on the Company's net sales, revenues, or income from continuing operations over the Company's three most recent fiscal years.

Results of Operations

Until July 2004, the Company was organized into two segments - Microvision, which is engaged in scanned beam displays and related technologies, and Lumera, which is engaged in optical systems components technology. The segments were determined based on how management views and evaluates the Company's operations.

A portion of each segments' administration expenses arose from shared services and infrastructure that Microvision provided to both segments in order to realize economies of scale and to efficiently use resources. These efficiencies included costs of certain legal, accounting, human resources and other Microvision corporate and infrastructure costs. These expenses were allocated to the segments and the allocation was determined on a basis that the Company considered to be a reasonable reflection of the utilization of services provided to, or benefits received by, the segments.

In connection with the Lumera initial public offering, all Lumera Series A and Series B Preferred Stock was converted into Lumera common stock. Immediately after the offering, Microvision owned 5,434,000 shares, or 33%, of the common stock of Lumera. As a result of the change in ownership percentage, Microvision changed the method of accounting for its investment in Lumera to the equity method. Microvision recorded a non-cash change in ownership interest gain of $13.7 million to stockholders equity as a component of additional paid-in capital during the third quarter. Microvision consolidated Lumera's results through July 2004 in its consolidated financial statements.

The following tables reflect the results of the Company's segments under the Company's management system. The performance of each segment is measured based on several metrics. These results were used, in part, by management, in evaluating the performance of, and in allocation of resources to, each of the segments (in thousands).

                                                              Year Ended December 31, 2004
                                                 --------------------------------------------------
                                                 Microvision    Lumera     Elimination     Total
                                                 -----------  -----------  -----------  -----------
Contract Revenue                                $     8,135  $       686  $        --  $     8,821
Product  Revenue                                      2,597           --           --        2,597
Cost of Contract Revenue                              5,106          433           --        5,539
Cost of Product Revenue                               3,868           --           --        3,868
Research and development expense                     13,581        1,129                    14,710
Marketing, general and administrative expense        17,795        1,433           --       19,228
Non-cash compensation expense                           821        1,297           --        2,118
Interest income                                         270            2           --          272
Interest expense                                         31          120           --          151
Segment loss                                         32,257        3,724       (2,438)      33,543
Depreciation                                          1,711          695           --        2,406
Expenditures for capital assets                         970           70           --        1,040
Segment assets                                       25,538           --                    25,538

                                                              Year Ended December 31, 2003
                                                 --------------------------------------------------
                                                 Microvision    Lumera     Elimination     Total
                                                 -----------  -----------  -----------  -----------
Contract Revenue                                $    11,792  $     1,725  $        --  $    13,517
Product Revenue                                       1,135           --           --        1,135
Cost of Contract Revenue                              5,015        1,014                     6,029
Cost of Product Revenue                               1,017                                  1,017
Research and development expense                     16,755        6,561           --       23,316
Marketing, general and administrative expense        14,557        1,270           --       15,827
Non-cash compensation expense                         1,115        1,041           --        2,156
Interest income                                         342           39           --          381
Interest expense                                         51           --           --           51
Segment loss                                         25,205        8,083       (7,125)      26,163
Depreciation                                          1,924        1,185           --        3,109
Expenditures for capital assets                       1,094          455           --        1,549
Segment assets                                       37,224        4,058       (7,364)      33,918

                                                              Year Ended December 31, 2002
                                                 --------------------------------------------------
                                                 Microvision    Lumera     Elimination     Total
                                                 -----------  -----------  -----------  -----------
Contract Revenue                                $    14,443  $       946  $        --  $    15,389
Product Revenue                                         528           --           --          528
Cost of Contract Revenue                              6,139          330                     6,469
Cost of Product Revenue                                 528                                    528
Research and development expense                     18,362        7,157           --       25,519
Marketing, general and administrative expense        15,577        1,221           --       16,798
Non-cash compensation expense                           841        1,143           --        1,984
Interest income                                         860          199           --        1,059
Interest expense                                         59           --           --           59
Segment loss                                         26,219        8,698       (7,741)      27,176
Depreciation                                          1,894        1,049           --        2,943
Expenditures for capital assets                         792          562           --        1,354
Segment assets                                       30,144        8,589       (6,466)      32,267

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Contract Revenue.

Contract revenue decreased by $4.7 million, or 35%, to $8.8 million from $13.5 million in 2003. The decrease resulted from a lower level of development contract business performed in 2004 than that performed in 2003 on contracts entered into in both 2004 and 2003.

Contract revenue is earned from the Company's work on development contracts with the United States government and commercial enterprises. In 2004, 55% of contract revenue was derived from performance on development contracts with the United States government and 45% from performance on development contracts with commercial customers. In comparison to 53% of revenue was derived from performance on development contracts with the United States government and 47% from performance on development contracts with commercial customers in 2003. In 2003, 29% of consolidated contract revenue was earned from development contracts with a single commercial customer. The Company expects contract revenue to fluctuate significantly from year to year.

In May 2004, Microvision entered into a $3.9 million contract modification with the U.S. Army's Aviation Applied Technology Directorate to continue work on an advanced helmet mounted display and imaging system to be used in the Virtual Cockpit Optimization Program.

In December 2004, Microvision entered into a $6.2 million contract with Ethicon Endo-Surgery, Inc., a subsidiary of Johnson & Johnson, to integrate Microvision's technology into certain medical products. The contract includes an exclusive license for Microvision's technology for certain human medical applications during the term of the development agreement.

The Company had a contract revenue backlog of $7.0 million at December 31, 2004. The backlog is composed of development contracts, including amendments, entered through December 31, 2004. The Company plans to complete all of the contract backlog during 2005.

Product Revenue.

Microvision earns product revenue from the sale of Nomad and Flic. Microvision recognizes revenue on product sales upon customer acceptance or when the right to return has expired. Product revenue increased $1.5 million or 129% to $2.6 million from $1.1 million in 2003. The increase resulted from increased sales of both Flic and Nomad in 2004.

During 2004, Microvision earned $864,000 from the sale of 208 Nomads compared to $855,000 from the sale of 133 Nomads in 2003. Microvision introduced a new version of the Nomad in March 2004. The new version is 40% smaller than the previous version and cost less to produce. Microvision is targeting automotive repair applications for the Nomad. The Nomad is currently installed in 62 automotive repair facilities.

During 2004 and 2003, Microvision recorded $1,732,000 and $280,000 respectively, in revenue from sales of Flic barcode scanners.

The Company had a product revenue backlog of $157,000 at December 31, 2004. The backlog is composed of orders for Nomad and Flic received through December 31, 2004. The Company plans to deliver all products in backlog during 2005.

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

Cost of contract revenue decreased by $449,000, or 8%, to $5.5 million from $6.0 million. On a percentage of revenue basis, cost of contract revenue increased by 43 % to 63% from 44% in 2003. The change in cost of revenue as a percentage of revenue is primarily attributable to changes in the contract costs mix. Total direct costs in 2004 decreased approximately 6% from 2003. The direct labor cost portion of direct cost decreased by approximately 6% from 2003. The decrease in direct labor cost resulted from a lower volume of contract work performed during 2004 compared to 2003.

During 2004, the Company experienced unplanned technical difficulties on one significant project. As a result of the difficulties, more direct costs than planned were incurred in completing the project resulting in a lower gross margin during 2004 than in 2003.

Research and development overhead is allocated to both cost of contract revenue and research and development expense based on the proportion of direct labor cost incurred in cost of contract revenue and research and development, respectively.

The Company expects that cost of contract revenue on an absolute dollar basis will increase in the future. This increase will likely result from planned additional development contract work that the Company expects to perform, and commensurate growth in the Company's personnel and technical capacity required to perform on such contracts. The cost of contract revenue, as a percentage of contract revenue, can fluctuate significantly from period to period depending on the contract mix and the level of direct and indirect cost incurred.

Cost of Product Revenue.

Cost of product revenue includes both the direct and allocated indirect costs of manufacturing Nomads and Flics sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of Flic and Nomad. Indirect costs include labor and other costs associated with maintaining Microvision manufacturing capabilities and capacity. Cost of product revenue increased $2.8 million or 266% to $3.9 million from $1.1 million in 2003.

Microvision's costs to produce Nomad units during 2004 were substantially higher than product revenue. Until October 2004, Microvision classified production cost in excess of product revenue as research and development expense. In October 2004, management determined that Nomad production and manufacturing processes were sufficiently mature to support "commercial production" as described in SFAS No. 2 "Accounting for Research and Development Costs". As a result of this determination Microvision began full absorption of manufacturing overhead cost. During the fourth quarter of 2004, the cost of product revenue exceeded product revenue for both the Flic and Nomad products.

Cost of product revenue in 2004 includes the write off of $764,000 of Flic inventory and $479,000 of Nomad inventory. The write off's were due to changes in product design and customer demand that caused components and accessories to become obsolete or slow moving. Microvision values inventory at the lower of cost or market. Microvision also reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be utilized through normal production during the next 12 months.

The Company expects that cost of product revenue on an absolute dollar basis will increase in the future. This increase will likely result from increased shipments of commercial products. The Company expects that cost of product revenue will be higher than product revenue until the Company achieves sales volumes that match its production capability.

Research and Development Expense.

Research and development expense consists of:

  compensation related costs of employees and contractors engaged in internal research and product development activities, research fees paid to the University of Washington under the Lumera Sponsored Research Agreement, laboratory operations, outsourced development and processing work, fees and expenses related to patent applications, prosecution and protection, related operating expenses and
  cost relating to acquiring and maintaining licenses.

Research and development expense decreased by $8.6 million, or 37%, to $14.7 million from $23.3 million in 2003.

Research and Development expense attributable to Lumera decreased $5.5 million, or 83%, to $1.1 million from $6.6 million in 2003. The decrease in Research and Development expense attributable to Lumera accounts for 64% of the decrease in consolidated Research and Development expense.

In April 2004, Lumera and the University of Washington entered into a fourth amendment to the Sponsored Research Agreement that requires payments of $125,000 for quarters ending March 31, 2004 and June 30, 2004 and eliminates the contingent payment of $2.0 million. For each of the quarters ending September 30, 2004 and December 31, 2004, Lumera was required to pay $250,000. The agreement will terminate in 2005 after payments of $375,000 are made in quarters ending March 31, 2005 and June 30, 2005. Total payments under the Sponsored Research Agreement will be $5.8 million instead of the original $9.0 million. Lumera recognizes research and development expense under the Sponsored Research Agreement on a straight line basis over the term of the agreement. At the time of the fourth amendment to the Sponsored Research Agreement, Lumera had recognized $6.5 million in expense related to the Sponsored Research Agreement. In April 2004, Lumera recorded a reduction in its liability and an offsetting reduction in expense of $2.4 million to reduce the cumulative expense recognized under the Sponsored Research Agreement to the expense incurred under the fourth amendment on a straight line basis.

Research and development expense in 2003 included $645,000 for the closure of Microvision's research and development facility in San Mateo, California. Microvision consolidated its research and development activities in Bothell, Washington in May 2003.

The Company believes that a substantial level of continuing research and development expense will be required to develop commercial products using the scanned beam technology. Accordingly, the Company anticipates that its research and development expenditures will continue to be significant. These expenses could be incurred as a result of:

  subcontracting work to development partners,
  expanding and equipping in-house laboratories,
  acquiring rights to additional technologies,
  incurring related operating expenses, and
  hiring additional technical and support personnel.

The Company expects that the amount of spending on research and product development will remain high in future quarters as we:

  continue development and commercialization of the Company's scanned beam technology, accelerate development of microdisplays and imaging products to meet emerging market opportunities, and pursue other potential business opportunities.

Sales, Marketing, General and Administrative Expense.

Sales, marketing, general and administrative expenses include compensation and support costs for sales, marketing, management and administrative staff, and for other general and administrative costs, including legal and accounting, consulting and other operating expenses.

The Company's marketing activities include corporate awareness campaigns, such as web site development and participation at trade shows, corporate communications initiatives, and working with potential customers and joint venture partners to identify and evaluate product applications in which the Company's technology could be integrated or otherwise used.

Sales, marketing, general and administrative expenses increased by $3.4 million, or 22%, to $19.2 million from $15.8 million in 2003. The increase in Sales, marketing, general and administrative expenses are due to the increase in sales and marketing activity related to Nomad and Flic sales. The Company has added sales staff, demonstration equipment and promotion materials to support increased sales of Nomad and Flic. The Company expects sales, marketing, general and administrative expenses to increase as product revenue increases in future periods as the Company:

  adds to its sales and marketing staff,
  makes additional investments in sales and marketing activities, and increases the level of corporate and administrative activity.

Non-Cash Compensation Expense.

Non-cash compensation expense includes the amortization of the value of stock options granted to individuals who are not employees or directors of the Company for services provided to the Company as well as employee stock based compensation expenses. Non-cash compensation expense decreased by $38,000 or 2% to $2.1 million from $2.2 million in 2003.

In September 2003, Microvision issued two warrants to purchase an aggregate of 70,000 shares of common stock to a third party for services provided to Microvision. One warrant grants the holder the right to purchase up to 60,000 shares of common stock at a price of $7.50 per share. The warrant vested in three equal tranches on the date of grant, in December 2003 and in March 2004. The other warrant to purchase up to 10,000 shares of common stock at a price of $12.00 per share vested in March 2004. The deferred compensation related to these warrants was amortized to non- cash compensation expense over the fourteen month service period of the agreement. There is no amortization remaining at December 31, 2004. Non-cash amortization expense related to these warrants was $140,000 and $192,000 for 2004 and 2003 respectively. The total value of the warrants was estimated on December 31, 2003 and the grant date at $318,000 and $328,000, respectively. The fair values of the warrants were estimated on the date of grant and December 31, 2003, using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatilities of 83%, risk-free interest rates of 2.7% and dividend yields of zero percent. The expected lives used at the measurement dates above were 4 years and 3.9 years, respectively.

In August 2000, Microvision entered into five-year consulting agreements with two independent consultants to provide strategic business and financial consulting services. Under the terms of the agreements, each consultant received a warrant to purchase 100,000 shares of common stock at an exercise price of $34.00 per share. The warrants vested over three years and the unvested portions were subject to remeasurement at each balance sheet date during the vesting period until the end of the vesting period on June 7, 2003. The original value of the warrants was estimated at $5.5 million, however, due to decreases in the Company stock price, the value in June 2003 was estimated to be $3.0 million. In 2004 and 2003, total non-cash amortization for these agreements was $447,000 and $595,000, respectively. The fair values of the warrants were determined in June 2003 and the issue date, using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of zero percent, expected volatility of 83% for both measurement dates, risk-free interest rates of 4.0% and 5.9%, and expected lives of 7.4 and 9.2 years. Deferred compensation related to these warrants at December 31, 2004 was $270,000.

During 2004, Lumera granted options to purchase 415,000 shares of Class A common stock to Lumera employees and directors with a weighted-average exercise price of $2.00. Lumera subsequently determined that the fair market value of its common stock was greater than the exercise price of the options. Lumera recorded aggregate charges of $216,000 during 2004 related to these grants.

During 2004, Lumera granted vested options to purchase 40,000 shares of Class A common stock to Microvision employees with a weighted-average exercise price of $2.00. Lumera subsequently determined that the fair market value of its common stock was greater than the exercise price of the options. The Company recorded aggregate charges of $134,000 during 2004 related to these grants.

The following table shows the components of non-cash compensation expense for 2004 and 2003, respectively.

                                                                      2004         2003
                                                                   -----------  -----------
Microvision stock options issued to third parties                     587,000      849,000
Microvision stock options issued to employees                          54,000      265,000
Microvision stock and options issued to Independent Directors          46,000        1,000
Lumera options issued to Microvision employees                        134,000           --
Lumera non-cash compensation expense                                1,297,000    1,041,000
                                                                   -----------  -----------
                                                                  $ 2,118,000  $ 2,156,000
                                                                   ===========  ===========

At December 31, 2004, the Company had $305,000 of unamortized non-cash compensation expense that will be amortized over the next year.

Interest Income and Expense.

Interest income in 2004 decreased by $109,000, or 29%, to $272,000 from $381,000 in 2003. This decrease resulted primarily from lower average cash and investment securities balances in 2004 than the average cash and investment securities balances in the prior year.

Interest expense was consistent with 2004 because the amount of borrowings did not change significantly.

Loss on equity in investment subsidiary.

In July 2004, Lumera completed an initial public offering of its common stock. In connection with the offering, all Lumera Series A and Series B Preferred Stock was converted to Lumera common stock. Immediately after the offering, Microvision owned 5,434,000 shares, or 33%, of the common stock of Lumera. As a result of the change in ownership percentage, Microvision has changed the method of accounting for its investment in Lumera to the equity method. Under the equity method, Microvision recorded its ownership interest in the net book value of Lumera immediately following the initial public offering as an investment in equity method subsidiary of $11.9 million. Microvision records its pro rata share of Lumera's income or loss as an adjustment in the value of its investment in Lumera. For the period from July 2004 to December 31, 2004 Microvision's share in Lumera's losses was $1.7 million.

Income Taxes.

No provision for income taxes has been recorded because the Company has experienced net losses from inception through December 31, 2004. At December 31, 2004, Microvision had net operating loss carry-forwards of approximately $168.0 million for federal income tax reporting purposes. In addition, Microvision has research and development tax credits of $2.2 million. The net operating losses begin expiring in 2008 if not previously utilized. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of Microvision's shareholders during any three-year period would result in a limitation on Microvision's ability to utilize a portion of its net operating loss carry-forwards. Microvision has determined that such a change of ownership occurred during 1995 and that the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $761,000. An additional change of ownership occurred in 1996 and the limitation for losses generated in 1996 is approximately $1.6 million.

Non-cash Beneficial Conversion Feature of Preferred Stock.

In September 2004, Microvision raised $10.0 million before issuance costs of $90,000 from the sale of 10,000 shares of convertible preferred stock and a warrant to purchase 361,795 shares of common stock. The preferred stock is convertible on demand by the holder into common stock at a conversion price of $6.91 per share of common stock. The initial conversion price is subject to adjustment in the event Microvision issues common stock or derivative securities at a price per share of common stock below the market price or the conversion price of the preferred stock. In addition, upon the request of the preferred stockholder, Microvision is required to redeem the preferred stock for cash in certain circumstances, including in the event of a material breach of our representations, warranties or covenants under the purchase agreement or a change in control. Accordingly, Microvision has classified the preferred stock as "mandatorily redeemable convertible preferred stock" in its consolidated balance sheet.

The preferred stock terms include a dividend of 3.5% per annum, payable quarterly in cash or registered common stock, at the election of the Company, subject to certain conditions. The preferred stock matures on September 10, 2007, at which time it is payable in cash or registered common stock, at the election of the Company, subject to certain conditions. Some of the conditions which would preclude the Company from paying in common stock are not within the Company's immediate control. The Company can elect to convert the preferred stock into common stock if the common stock price exceeds $12.09 per share, subject to certain conditions.

The warrant vested on the date of grant, has an exercise price of $8.16 per share and expires on September 10, 2009. The initial exercise price is subject to adjustment in the event the Company issues common stock or derivative securities at a price per share of common stock below the market price or the exercise price of the warrant.

The net cash proceeds of $9,910,000 were allocated to the preferred stock and the warrant based on the relative fair values of the securities. The warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatility, 75%, risk free interest rate of 3.4%, and a contractual life 5 years. $1.3 million of the proceeds were allocated to the warrant and were recorded as an increase to additional paid-in capital.

Subsequent to the relative fair value allocation, the effective accounting conversion price of the convertible preferred stock was less than the closing price of Microvision's common stock on the date of commitment to purchase the preferred stock. This beneficial conversion feature was measured as $1.2 million, which represents the difference between the fair value of the common stock and the effective accounting conversion price. This beneficial conversion feature was recorded to additional paid-in capital and will be recorded as a deemed dividend to preferred stockholders (accretion) over the stated life of the preferred stock which is three years.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Contract Revenue.

Contract revenue decreased by $1.9 million, or 12%, to $13.5 million from $15.4 million in 2002. The decrease resulted from a lower level of development contract business in 2003 than that performed in 2002 on contracts entered into in both 2003 and 2002.

In 2003, 53% of contract revenue was derived from performance on development contracts with the United States government, 47% from performance on development contracts with commercial customers. In comparison, to 86% of revenue was derived from performance on development contracts with the United States government and 14% from performance on development contracts with commercial customers in 2002. In 2003, 29% of consolidated contract revenue was earned from development contracts with a single commercial customer.

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
  In April 2003, Microvision entered into a $2.2 million contract modification with the U.S. Army's Aviation Applied Technology Directorate to continue work on an advanced helmet mounted display and imaging system to be used in the Virtual Cockpit Optimization Program.
  In April 2003, Microvision entered into a $1.6 million contract modification with the U.S. Army's Medical Research Acquisition Activities, Telemedicine and Advanced Technology Research Center to continue development of a mobile wireless personal display system for medical applications.
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

The Company had a contract revenue backlog of $3.8 million at December 31, 2003.

Product Revenue.

Product revenue increased by $607,000, or 115 % to $1.1 million from $528,000 in 2002.

During 2003, Microvision recorded $855,000 in product revenue from the sale of 133 Nomads. In September 2003, Microvision entered into a contract with the Program Executive Office Soldier within the U.S. Army to supply the Stryker Brigade Combat Team with 100 Nomads. In addition, Microvision continued development of a next generation Nomad that was launched in February 2004.

During 2003, Microvision recorded $280,000 in product revenue from sales of Flic barcode scanners. In January 2003, Microvision entered into a supply agreement to provide a private labeled Flic bar code scanner to NCR. During 2003, Microvision and NCR worked together to optimize the Flic performance for NCR's customers. NCR placed orders for $392,000 of product during the fourth quarter of 2003. Microvision ended the year with a backlog of $378,000 in Flic product and accessories

Cost of Contract Revenue.

Cost of contract revenue decreased by $481,000, or 7%, to $6.0 million from $6.5 million in 2002. On a percentage of revenue basis, cost of contract revenue increased by 5 % to 44% from 42% in 2002. The change in cost of revenue as a percentage of revenue is primarily attributable to changes in the contract mix. Total direct costs decreased by approximately 14% from 2002. The direct labor cost portion of direct cost decreased by approximately 10% from 2002. The decrease in direct labor cost resulted from a lower volume of contract work performed during 2003 compared to 2002.

Cost of Product Revenue.

Cost of product revenue increased by $530,000, or 100%, to $1.1 million from $528,000 in 2002. Microvision's costs to produce Nomad units during 2003 were substantially higher than product revenue. In 2003, Microvision classified production cost in excess of product revenue as research and development expense. Through December 31, 2003, Nomad production and the design and manufacturing processes had not become sufficiently mature to support "commercial production" as described in SFAS No. 2 "Accounting for Research and Development Costs."

Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. During 2003, Microvision recorded a write down of Nomad inventory of approximately $450,000.

Research and Development Expense

Research and development expense decreased by $2.2 million, or 9%, to $23.3 million from $25.5 million in 2002. During 2002, the Company recorded $1.5 million in expense relating to light source research performed for the Company by Cree Inc. The Company's research agreement with Cree ended in April 2002, resulting in a $1.4 million expense reduction in 2003 from 2002.

In 2003, Lumera recorded $1.9 million expense on its sponsored research agreement with the University of Washington compared to $2.4 million in 2002. The reduction in expense came as a result of two modifications to the sponsored research agreement with the University of Washington.

In May 2003, Microvision closed its research and development facility in San Mateo, California and consolidated its research and development activities in Bothell, Washington. Research and development expense for 2003 included $540,000 for the closing of Microvision's approximately 5,200 square foot facility in San Mateo and $290,000 for severance and relocation of 11 employees. Microvision paid $270,000 in severance and relocation costs in 2003. The accrual related to the closing of the facility at December 31, 2003 is $431,000.

Marketing, General and Administrative Expense.

Marketing, general and administrative expenses decreased by $971,000, or 6%, to $15.8 million from $16.8 million in 2002. The decrease was primarily attributable to a reduction in the charge to the allowance for doubtful accounts for receivables from senior officers.

The Board of Directors authorized Microvision to provide unsecured lines of credit to each of its three senior officers. No loans have been made under either Microvision's Executive Option Exercise Note Plan or the Executive Loan Plan since July 2002, and Microvision does not intend to make any additional loans under these plans.

In 2002 and again in 2003, Microvision determined that certain of its senior officers may have had insufficient net worth and short-term earnings potential to repay their outstanding loans. As a result, Microvision recorded an allowance for doubtful accounts for the receivables from senior officers of $200,000 and $700,000 during 2003 and 2002, respectively. The balance of the allowance for doubtful accounts for receivables from senior officers was $900,000 at December 31, 2003. Microvision has no plans to forgive any portion of the principal of the outstanding receivable balance.

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

In August 2003, Lumera issued options to purchase an aggregate of 164,000 shares of its Class A Common Stock to two consultants in connection with entering into consulting agreements. Each holder was granted a warrant to purchase up to 82,000 shares of Class A Common Stock at a price of $3.65 per share with a ten year life. In aggregate, 41,000 of the options were vested on the grant date. The remaining 123,000 shares vest one-third on each subsequent annual anniversary of the grant date and are subject to remeasurement at each balance sheet date during the vesting period. The deferred compensation and liability related to these options is being amortized to non-cash compensation expense over the two year period of service under the agreements. The aggregate value of both options was estimated at $136,000 at the grant date and December 31, 2003. Total non-cash compensation expense was $32,000 for the year ended December 31, 2003. The fair values of the options were estimated at the grant date and December 31, 2003, using the Black-Scholes option pricing model with the following weighted-average assumptions: underlying security fair market value of $0.98, dividend yield of zero percent; expected volatility of 100% for both measurement dates, risk-free interest rates of 4.4% and 4.3%; and expected lives of 10 and 9.7 years, respectively.

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

The following table shows the components of non-cash compensation expense for 2003 and 2002, respectively.

                                                                      2003         2002
                                                                   -----------  -----------
Lumera stock issued to the University of Washington               $ 1,003,000  $ 1,003,000
Microvision and Lumera stock options issued to third parties          882,000      571,000
Lumera stock warrant issued to Arizona Microsystems                        --      133,000
Microvision and Lumera stock options issued to employees              270,000      219,000
Microvision stock and options issued to Independent Directors           1,000       58,000
                                                                   -----------  -----------
                                                                  $ 2,156,000  $ 1,984,000
                                                                   ===========  ===========

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

Income Taxes.

No provision for income taxes was recorded because the Company has experienced net losses from inception through December 31, 2003. At December 31, 2003, Microvision had net operating loss carry-forwards of approximately $139.3 million for federal income tax reporting purposes. In addition, Microvision has research and development tax credits of $1.9 million.

Liquidity and Capital Resources

The Company has funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants and, to a lesser extent, from development contract revenues and product sales. At December 31, 2004, Microvision had $1.3 million in cash and cash equivalents. Microvision has incurred significant losses since inception

Cash used in operating activities totaled $30.8 million during 2004, compared to $26.4 million during 2003. Cash used in operating activities for each period resulted primarily from the net loss for the period.

The Company had the following material changes in assets and liabilities during the year ended December 31, 2004.

  "Inventory" increased by $2.8 million to $3.2 million at December 31, 2004 from $331,000 at December 31, 2003. The increase was primarily attributable to purchases of raw materials to produce Nomad. The Company made commitments to purchase certain minimum quantities of inventory at the start of Nomad production. Microvision has taken delivery of most of this inventory and plans for inventory as a percent of revenue to decline as Nomad product revenue is expected to increase. The Company values inventory at the lower of cost or market with cost determined on a weighted average cost basis. The following table shows the composition of the inventory at December 31, 2004 and December 31, 2003, respectively:

                                                       December 31, December 31,
                                                          2004         2003
                                                       -----------  -----------
Raw materials                                         $ 1,607,000  $    98,000
Work in process                                            77,000           --
Finished goods                                          1,483,000      233,000
                                                       -----------  -----------
                                                      $ 3,167,000  $   331,000
                                                       ===========  ===========
  "Investment in Lumera" In July 2004, Lumera completed an initial public offering of its common stock. In connection with the offering, all Lumera Series A and Series B Preferred Stock was converted to Lumera common stock. Immediately after the offering, Microvision owned 5,434,000 shares, or 33%, of the common stock of Lumera. As a result of the change in ownership percentage, Microvision has changed the method of accounting for its investment in Lumera to the equity method. Under the equity method, Microvision recorded it ownership interest in the net book value of Lumera immediately following the initial public offering as an investment in equity subsidiary of $11.9 million. Microvision records its pro rata share of Lumera's income or loss as an adjustment in the value of its investment in Lumera. Microvision recorded a non-cash change in ownership interest gain of $13.7 million to stockholders equity as a component of additional paid-in capital during the third quarter as a result of the public offering.
  "Property and equipment, net" decreased $3.6 million to $2.3 million at December 31, 2004 from $6.0 million at December 31, 2003. The decline is principally due to the deconsolidation of Lumera in July 2004. Lumera had $2.2 million in net property and equipment at the time of the deconsolidation. Depreciation expense accounts for the remaining decrease.
  "Accounts Payable" increased $1.4 million to $2.6 million at December 31, 2004 from $1.2 million at December 31, 2003. The increase in Accounts Payable is directly attributable to the increase in inventory.
  "Research liability" decreased $1.9 million to $0 at December 31, 2004 from $1.9 million at December 31, 2003. The decline is due to the deconsolidation of Lumera in July 2004. The entire research liability was attributable to Lumera.

Cash provided by investing activities totaled $10.0 million in 2004 compared to cash used in investing activities of $7.3 million in 2003. During 2004, the Company had net sales of investment securities of $11.1 million compared to net purchases of investment securities of $5.8 million during 2003. The proceeds from the sales of investment securities were used to fund the Company's operations.

The Company used cash of $1.0 million for capital expenditures in 2004, compared to $1.5 million in 2003. Capital expenditures include leasehold improvements to leased office space and computer hardware and software, laboratory equipment and furniture and fixtures to support operations.

Cash provided by financing activities totaled $12.8 million in 2004, compared to $34.5 million in 2003.

In March 2005, Microvision raised $10.0 million before issuance costs, from the issuance of senior secured exchangeable convertible notes (the "Notes") and warrants to purchase an aggregate of 462,330 shares of Microvision common stock. The Notes are payable in six equal quarterly payments starting in December 2005. The Notes are convertible on demand by the holders into Microvision common stock at a conversion price of $6.84 per share of Microvision common stock and exchangeable on demand by the holders into Lumera common stock at an exchange price of $5.64 per share of Lumera common stock. The terms include a limit on the aggregate number of Lumera common shares that can be used to pay principal of 1,750,000 shares. The Notes are secured by the same 1,750,000 shares of Lumera common stock. The initial conversion price is subject to adjustment in the event Microvision issues common stock or derivative securities, other than employee options, at a price per share of common stock below the conversion price of the Note. In addition, upon the request of the Note holders, Microvision is required to redeem the Notes for cash in certain circumstances, including in the event of a material breach of representations, warranties or covenants under the purchase agreement or a change in control.

The Note terms include variable interest at a rate of LIBOR plus 3% within a range of 6% to 8%, payable quarterly Each principal payment is payable in cash or registered common stock, at the election of the Company, subject to certain conditions. If the Company elects to pay principal in registered common stock, the Note holder can elect to receive payment in either Microvision or Lumera common stock. Interest is payable in cash or Microvision common stock subject to certain conditions. Some of the conditions which would preclude the Company from paying in common stock are not within the Company's immediate control. The Company can elect to convert the Notes into Microvision common stock if the stock price equals or exceeds $11.97 per share for any 20 out of any 30 consecutive days, subject to certain conditions. The warrants are immediately exercisable, have an exercise price of $6.84 per share and expire in March 2010. The initial exercise price is subject to adjustment in the event Microvision issues common stock or derivative securities at a price per share of common stock below the exercise price of the warrant.

The following is a list of stock issuances during 2004 and 2003.

  In September 2004, Microvision raised $10.0 million before issuance costs of $90,000 from the sale of 10,000 shares of convertible preferred stock and a warrant to purchase 361,795 shares of common stock. The preferred stock is convertible on demand by the holder into common stock at a conversion price of $6.91 per share of common stock. The initial conversion price is subject to adjustment in the event Microvision issues common stock or derivative securities at a price per share of common stock below the market price or the conversion price of the preferred stock. In addition, upon the request of the preferred stockholder, Microvision is required to redeem the preferred stock for cash in certain circumstances, including in the event of a material breach of representations, warranties or covenants under the purchase agreement or a change in control. Accordingly, Microvision has classified the preferred stock as "mandatorily redeemable convertible preferred stock" in its consolidated balance sheet. The preferred stock terms include a dividend of 3.5% per annum, payable quarterly in cash or registered common stock, at the election of the Company, subject to certain conditions. The preferred stock matures on September 10, 2007, at which time it is payable in cash or registered common stock, at the election of the Company, subject to certain conditions. Some of the conditions which would preclude the Company from paying in common stock are not within the Company's immediate control. The Company can elect to convert the preferred stock into common stock if the stock price exceeds $12.09 per share, subject to certain conditions. The warrant vested on the date of grant, has an exercise price of $8.16 per share and expires on September 10, 2009. The initial exercise price is subject to adjustment in the event Microvision issues common stock or derivative securities at a price per share of common stock below the market price or the exercise price of the warrant.

The net cash proceeds of $9.9 million were allocated to the preferred stock and the warrant based on the relative fair values of the securities. The warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatility, 75%, risk free interest rate, 3.4%, and contractual life five years. $1.3 million of the proceeds were allocated to the warrant and were recorded as an increase to additional paid-in capital.

Subsequent to the relative fair value allocation, the effective conversion price of the convertible preferred stock was less than the closing price of Microvision's common stock on the date of commitment to purchase the preferred stock. This beneficial conversion feature was measured as $1.2 million which represents the difference between the fair value of the common stock and the effective conversion price. This beneficial conversion feature was recorded to additional paid-in capital and will be recorded as a deemed dividend to preferred stockholders (accretion) over the stated life of the preferred stock which is three years.
  In April 2004, Lumera raised $2.3 million from the issuance of convertible promissory notes. The notes accrue interest at a rate of 6.5% per annum and are payable on demand upon the closing of an underwritten public offering of Lumera's common stock. Lumera completed an initial public offering in July 2004. The principal amount and any accrued but unpaid interest in respect of each note is convertible at any time, at the option of the holder, into shares of Lumera's Class A common stock. The conversion price is $6.00 per share of common stock. In connection with the sale of these convertible notes, Lumera also issued warrants to purchase shares of common stock. The number of shares is based on a formula based on the exercise price of the warrant and the face amount of the holder's convertible note. The exercise price of the warrants is equal to $7.20 per share. All of the warrants are exercisable on the date of grant and expire in April 2009. The value of the warrants granted was estimated to be approximately $344,000 using the Black Scholes option pricing model. The relative fair value of the warrants of $299,000 was treated as a debt issuance cost and amortized to interest expense over the one year term of the convertible notes.
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
  In March 2003, Microvision raised $12.6 million before issuance costs of $970,000 from the sale of 2,644,000 shares of common stock and warrants to purchase 529,000 shares of common stock at an exercise price of $6.50 per share to a group of investors. Each share of common stock and accompanying partial warrant was sold for $4.75. The five year warrants are first exercisable in September 2003 and expire in March 2008.

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

Future operating expenditures and capital requirements will depend on numerous factors, including the following:

  the progress of research and development programs,
  the progress in commercialization activities and arrangements, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and
  Microvision's ability to establish cooperative development, joint venture and licensing arrangements.

In order to maintain its exclusive rights under the Company's license agreement with the University of Washington, the Company is obligated to make royalty payments to the University of Washington with respect to the Virtual Retinal Display technology. If the Company is successful in establishing original equipment manufacturer co-development and joint venture arrangements, the Company expects its partners to fund certain non-recurring engineering costs for technology development and/or for product development. Nevertheless, the Company expects its cash requirements to increase at a rate consistent with revenue growth as it expands its activities and operations with the objective of commercializing the scanned beam technology.

The following table lists the Company's contractual obligations (in thousands):

                                                                           December 31,
                                               ----------------------------------------------------------------
                                                 2005       2006       2007       2008       2009     After 2009   Total
                                               ---------  ---------  ---------  ---------  ---------  ---------  ---------
Contractual Obligations:
Open purchase orders *                        $   1,719  $      44  $      34  $      --  $      --  $          $   1,797
Minimum payments under senior secured
  convertable notes                               1,667      6,667      1,666                                      10,000
Minimum payments under capital leases                42          6          4         --         --                    52
Minimum payments under operating leases           1,985        473         46         --         --                 2,504
Minimum payments under research, royalty                                                                               --
 and licensing agreements                           215        390        390        215        215       t         1,425
                                               ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total                                     $   5,628  $   7,580  $   2,140  $     215  $     215  $      --  $  15,778
                                               =========  =========  =========  =========  =========  =========  =========

* Open purchase orders represent commitments to purchase inventory, materials, capital equipment and other goods used in the normal course of the Company's business.

+ License and royalty obligations continue through the lives of the underlying patents, which is currently at least 2017.

Microvision's cash balance at December 31, 2004 was $1.3 million. In addition Microvision raised $10.0 million, before issuance costs, in March 2005. To the extent required to implement the Microvision's operating plan, Microvision may sell or pledge as collateral, its unpledged shares of Lumera common stock.  As of March 11, 2005 Microvision owns 3.7 million shares of unpledged Lumera common stock with a market value of $17.1 million based on the closing price of $4.65 per share as of March 15, 2005.  Microvision believes that the combination of cash and Lumera common stock will satisfy its budgeted cash requirements through 2005 based on Microvision's current operating plan. Since we hold a large percentage of Lumera's common stock, if an active market is not sustained, it may be difficult for us to sell our shares of Lumera's common stock at value sufficient to fund our operating plans.

Microvision may also raise financing through future sales of Microvision preferred or common stock, issuance of debt securities or other borrowings,. In addition, there can be no assurance that other additional financing will be available to Microvision or that, if available, it will be available on terms acceptable to Microvision on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, Microvision will be required to limit its operations substantially.  This limitation of operations may include reduction in capital expenditures, as well as reductions in staff and operating costs.

Should expenses exceed the amounts budgeted, the Company may require additional capital earlier to further the development of its technology, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. In addition, the Company's operating plan calls for the addition of sales, marketing, technical and other staff and the purchase of additional laboratory and production equipment. The operating plan also provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by the Company. There can be no assurance that additional financing will be available to the Company or that, if available, it will be available on terms acceptable to the Company on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements or planned revenues are not generated, the Company may be required to limit its operations substantially. This limitation of operations may include reduction in capital expenditures and reductions in staff and discretionary costs, which may include non-contractual research costs. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can, directly or through arrangements with original equipment manufacturers, introduce products incorporating the scanned beam technology and the market acceptance and competitive position of such products.

Recently Issued Accounting Pronouncements - On December 16, 2004, the Financial Accounting Standards Board (''FASB'') issued SFAS No. 123(R), ''Share-Based Payment'', which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all share-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.  The Company is evaluating the alternative methods for implementing SFAS No. 123(R).  If the Company elects to implement SFAS No. 123(R) on July 1, 2005 using the modified prospective method it expects that the impact on 2005 earnings will be in the range of $0.6 to $1.6 million.

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

The maturities of cash equivalents and investment securities, available-for-sale, as of December 31, 2004, are as follows:

                                             Amount      Percent
                                          ------------  ---------
Cash                                     $    695,000       54.8%
Less than one year                            573,000       45.2
                                          ------------  ---------
                                         $  1,268,000      100.0%
                                          ============  =========

Presently, the Company has one immaterial development contract denominated in yen; all of the Company's other development contract payments are made in U.S. dollars. However, in the future the Company may enter into additional development contracts in foreign currencies that may subject the Company to additional foreign exchange rate risk. The Company intends to enter into foreign currency hedges to offset the exposure to currency fluctuations when it can determine the timing and amounts of the foreign currency exposure.

The Company owns 5.4 million shares of Lumera common stock with a market value of $25.3 million based on the closing price of $4.65 per share on March 15, 2005. This investment represents a significant portion of the Company's assets and present source of liquidity. Lumera's stock price is subject to fluctuation and may decrease, lowering the value of our investment. The Company owns approximately 33% of Lumera's common stock. Since the Company holds a large percentage of Lumera's common stock, if an active market does not develop or is not sustained, it may be difficult to sell the shares of Lumera's common stock at an attractive price or at all. The likelihood of Lumera's success, and the value of the Company's common stock, must be considered in light of the risks frequently encountered by early stage companies, especially those formed to develop and market new technologies. These risks include Lumera's potential inability to establish product sales and marketing capabilities; to establish and maintain markets for their potential products; and to continue to develop and upgrade their technologies to keep pace with changes in technology and the growth of markets using polymer materials. If Lumera is unsuccessful in meeting these challenges, its stock price, and the value of the Company's investment, could decrease.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Microvision, Inc.:

We have completed an integrated audit of Microvision's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Microvision and its subsidiary at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing in Item 9A (b) the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Seattle, Washington
March 15, 2005

Microvision, Inc.

Consolidated Balance Sheets
(in thousands, except per share amounts)

                                                                                            December 31,
                                                                                       ----------------------
                                                                                          2004        2003
                                                                                       ----------  ----------
Assets
Current assets
  Cash and cash equivalents                                                           $    1,268  $   10,700
  Investment securities, available-for-sale                                                   --      11,078
  Accounts receivable, net of allowances of $193 and $109                                  5,227       1,896
  Costs and estimated earnings in excess of billings on uncompleted contracts                597         664
  Inventory                                                                                3,167         331
  Other current assets                                                                     1,293       1,684
                                                                                       ----------  ----------
    Total current assets                                                                  11,552      26,353

  Investment in Lumera                                                                    10,201          --
  Property and equipment, net                                                              2,318       5,958
  Restricted investments                                                                   1,238       1,269
  Other assets                                                                               229         338
                                                                                       ----------  ----------
      Total assets                                                                    $   25,538  $   33,918
                                                                                       ==========  ==========

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Shareholders' Equity
Current liabilities
  Accounts payable                                                                    $    2,624  $    1,223
  Accrued liabilities                                                                      4,538       5,164
  Allowance for estimated contract losses                                                     53          --
  Billings in excess of costs and estimated earnings on uncompleted contracts              3,318          53
  Current portion of capital lease obligations                                                39          62
  Current portion of long-term debt                                                           77          70
                                                                                       ----------  ----------
    Total current liabilities                                                             10,649       6,572

  Research liability, net of current portion                                                  --       1,948
  Capital lease obligations, net of current portion                                            9          34
  Long-term debt, net of current portion                                                      22          99
  Deferred rent, net of current portion                                                       21         107
  Other long-term liabilities                                                                 --          16
                                                                                       ----------  ----------
    Total liabilities                                                                     10,701       8,776
                                                                                       ----------  ----------

Commitments and contingencies (note 14)                                                       --          --
Minority interests                                                                            --       1,847
Mandatorily redeemable convertible preferred stock, par value $.001
  25,000 shares authorized; 10 and 0 shares issued and outstanding
  (liquidation preference of $10,000)                                                      7,647          --
                                                                                       ----------  ----------
Shareholders' equity
  Common stock, par value $.001; 73,000 shares authorized;
   21,509 and 21,449 shares issued and outstanding                                            22          21
  Additonal paid-in capital                                                              196,929     180,354
  Deferred compensation                                                                     (305)       (846)
  Subscriptions receivable from related parties                                             (166)       (166)
  Receivables from related parties, net                                                   (1,823)     (1,823)
  Accumulated other comprehensive income                                                      --          25
  Accumulated deficit                                                                   (187,467)   (154,270)
                                                                                       ----------  ----------
    Total shareholders' equity                                                             7,190      23,295
                                                                                       ----------  ----------
      Total liabilities, minority interests and shareholders' equity                  $   25,538  $   33,918
                                                                                       ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statements of Operations
(in thousands, except per share amounts)

                                                                                             Years Ended December 31,
                                                                                       ----------------------------------
                                                                                          2004        2003        2002
                                                                                       ----------  ----------  ----------
Contract revenue                                                                      $    8,821  $   13,517  $   15,389
Product revenue                                                                            2,597       1,135         528
                                                                                       ----------  ----------  ----------
Total revenue                                                                             11,418      14,652      15,917
                                                                                       ----------  ----------  ----------

Cost of contract revenue                                                                   5,539       5,988       6,469
Cost of product revenue                                                                    3,868       1,058         528
                                                                                       ----------  ----------  ----------
Total cost of revenue                                                                      9,407       7,046       6,997
                                                                                       ----------  ----------  ----------
    Gross margin                                                                           2,011       7,606       8,920
                                                                                       ----------  ----------  ----------
Research and development expense (exclusive of non-cash compensation
 expense of $548, $1,006 and $1,138 for 2004, 2003 and 2002, respectively)                14,709      23,316      25,519
Sales, Marketing, general and administrative expense (exclusive of non-cash
 compensation expense of $1,570, $1,150 and $846 for 2004, 2003 and 2002, respectively)   19,228      15,827      16,798
Non-cash compensation expense                                                              2,118       2,156       1,984
Loss (gain) on disposal of fixed assets, net                                                   1         (36)         --
                                                                                       ----------  ----------  ----------
      Total operating expenses                                                            36,056      41,263      44,301
                                                                                       ----------  ----------  ----------
Loss from operations                                                                     (34,045)    (33,657)    (35,381)

Interest income                                                                              272         381       1,059
Interest expense                                                                            (151)        (51)        (59)
Realized gain on sale of investment securities                                                --          39          88
Loss due to impairment of long-term investment                                                --          --        (624)
                                                                                       ----------  ----------  ----------
Loss before minority interests and equity in losses of Lumera                            (33,924)    (33,288)    (34,917)
Minority interests in loss of consolidated subsidiary                                      2,438       7,125       7,741
Equity in losses of Lumera                                                                (1,711)         --          --
                                                                                       ----------  ----------  ----------
Net loss                                                                              $  (33,197) $  (26,163) $  (27,176)

Less:  Stated dividend on mandatorily redeemable convertible preferred stock                (108)         --          --
Non-cash accretion on preferred stock                                                       (238)         --          --
                                                                                       ----------  ----------  ----------
Net loss available for common shareholders                                            $  (33,543) $  (26,163) $  (27,176)
                                                                                       ==========  ==========  ==========
Net loss per share basic and diluted                                                  $    (1.56) $    (1.46) $    (1.93)
                                                                                       ==========  ==========  ==========
Weighted-average shares outstanding basic and diluted                                     21,493      17,946      14,067
                                                                                       ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statements of Stockholders' Equity
(in thousands)

                                                                                                                            Shareholders' Equity
                                                           Mandatorily     -----------------------------------------------------------------------------------------------------------------------
                                                           redeemable
                                                          convertible                              Paid in                  Subscriptions  Receivables   Accumulated
                                                         preferred stock       Common Stock      Capital and                 receivable       from          other
                                                       ------------------- -------------------  Common Stock    Deferred    from related     related    comprehensive  Accumulated   Shareholders'
                                                        Shares   Par Value  Shares   Par Value  no par value   Compensation    parties       parties    (loss) income    defecit        Equity
                                                       --------  --------- --------  ---------  -------------  -----------  -------------  -----------  -------------  ------------  -------------
Balances at December 31, 2001                               --  $      --   12,998  $      --  $     135,954  $    (2,803) $        (321) $        --            427  $   (100,931) $      32,326
Exercise of warrants and options                                                 8                        15                                                                                   15
Sales of common stock                                                        2,148                    11,560                                                                               11,560
Revaluations of warrants and options                                                                    (471)         471                                                                      --
Collection of subscriptions receivable                                                                                               155                                                      155
Amortization of deferred compensation                                                                                 842                                                                     842
Other comprehensive income                                                                                                                                      (306)                        (306)
Net loss                                                                                                                                                                   (27,176)       (27,176)
                                                       --------  --------- --------  ---------  -------------  -----------  -------------  -----------  -------------  ------------  -------------
Balance at December 31, 2002                                --         --   15,154         --        147,058       (1,490)          (166)          --            121      (128,107)        17,416
Issuance of options to board members for services                                                          1           (1)                                                                     --
Issuance of stock, options and warrants to
 non-employees for services                                                      9                       252         (189)                                                                     63
Exercise of warrants and options                                                82                       538                                                                                  538
Sales of common stock                                                        6,204                    32,385                                                                               32,385
Revaluations of warrants and options                                                                      (4)           4                                                                      --
Extension of expiring employee options                                                                   145                                                                                  145
Amortization of deferred compensation                                                                                 830                                                                     830
Reclassification of receivables from related parties                                                                                           (1,823)                                     (1,823)
Establishment of par value of common stock                                                 21            (21)                                                                                  --
Other comprehensive income                                                                                                                                       (96)                         (96)
Net loss                                                                                                                                                                   (26,163)       (26,163)
                                                       --------  --------- --------  ---------  -------------  -----------  -------------  -----------  -------------  ------------  -------------
Balance at December 31, 2003                                --         --   21,449         21        180,354         (846)          (166)      (1,823)            25      (154,270)        23,295
Issuance of options to board members for services                                                         81          (81)                                                                     --
Issuance of stock, options and warrants to
  non-employees for services                                                                             143         (143)                                                                     --
Issuance of Lumera options to Microvision employees                                                      134                                                                                  134
Amortization of deferred compensation                                                                                 765                                                                     765
Exercise of warrants and options                                                60          1            382                                                                                  383
Sales of common stock                                                                                     (8)                                                                                  (8)
Sales of preferred stock and warrants                       10      8,590                              1,281                                                                                1,281
Beneficial conversion feature of mandatorily
  redeemable convertible preferred stock                           (1,181)                             1,181                                                                                1,181
Dividend on preferred stock                                                                             (108)                                                                   --           (108)
Non-cash accretion on mandatorily redeemable
  convertible preferred stock                                         238                               (238)                                                                                (238)
Net change in interest gain on Lumera                                                                                                                                                          --
  initial public offering                                                                             13,727                                                                               13,727
Other comprehensive income                                                                                                                                       (25)                         (25)
Net loss                                                                                                                                                                   (33,197)       (33,197)
                                                       --------  --------- --------  ---------  -------------  -----------  -------------  -----------  -------------  ------------  -------------
Balance at December 31, 2004                                10  $   7,647   21,509  $      22  $     196,929  $      (305) $        (166) $    (1,823) $          --  $   (187,467) $       7,190
                                                       ========  ========= ========  =========  =============  ===========  =============  ===========  =============  ============  =============

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statements of Comprehensive Income
(in thousands)

                                                                                             Years Ended December 31,
                                                                                       ----------------------------------
                                                                                          2004        2003        2002
                                                                                       ----------  ----------  ----------
Net loss                                                                              $  (33,197) $  (26,163) $  (27,176)
                                                                                       ----------  ----------  ----------
Other comprehensive income (loss)
    Unrealized gain (loss) on investment securities, available-for-sale:
        Unrealized holding gains (losses) arising during period                              (25)        (57)       (218)
        Less: reclassification adjustment for gains realized in net loss                      --         (39)        (88)
                                                                                       ----------  ----------  ----------
        Net unrealized gain (loss)                                                           (25)        (96)       (306)
                                                                                       ----------  ----------  ----------
Comprehensive loss                                                                    $  (33,222) $  (26,259) $  (27,482)
                                                                                       ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements

Microvision, Inc.

Consolidated Statement of Cash Flows
(in thousands)

                                                                                              Years Ended December 31,
                                                                                         -------------------------------
                                                                                           2004       2003       2002
                                                                                         ---------  ---------  ---------
Cash flows from operating activities
  Net loss                                                                              $ (33,197) $ (26,163) $ (27,176)
  Adjustments to reconcile net loss to net cash used in operations
    Depreciation                                                                            2,406      3,113      2,943
    Loss (gain) on disposal of fixed assets, net                                                1        (36)        --
    Non-cash expenses related to issuance of stock, warrants, and options,
     and amortization of deferred compensation                                              2,118      2,156      1,984
    Impairment of long-term investment                                                         --         --        624
    Allowance for receivables from related parties                                             --        200        700
    Realized gain on sale of investment securities                                             --        (39)        --
    Minority interests in loss of consolidated subsidiary                                  (2,438)    (7,125)    (7,741)
    Equity in losses of Lumera                                                              1,711         --         --
    Non-cash deferred rent                                                                    (86)       (85)        (9)
    Non-cash interest on notes payable                                                        125         --         --
    Allowance for estimated contract losses                                                    53         --       (155)
  Change in
    Accounts receivable                                                                    (3,420)      (581)       397
    Intercompany receivable                                                                    38         --         --
    Costs and estimated earnings in excess of billings on uncompleted contracts                35        409        511
    Inventory                                                                              (2,836)       416       (648)
    Other current assets                                                                     (427)       (93)       (46)
    Other assets                                                                               87         40       (206)
    Accounts payable                                                                        2,631        (68)      (325)
    Accrued liabilities                                                                       865        705        (47)
    Billings in excess of costs and estimated earnings on uncompleted contracts             3,265       (177)       170
    Research liability, current and long-term                                              (1,762)       923      1,025
                                                                                         ---------  ---------  ---------
      Net cash used in operating activities                                               (30,831)   (26,405)   (27,999)
                                                                                         ---------  ---------  ---------
Cash flows from investing activities
  Sales of investment securities                                                           12,053      3,249     12,701
  Purchases of investment securities                                                       (1,000)    (9,080)      (246)
  Sales of restricted investment securities                                                 1,269      1,356      1,536
  Purchases of restricted investment securities                                            (1,238)    (1,269)    (1,356)
  Collections of receivables from related parties                                              --         20         --
  Advances under receivables from related parties                                              --         --       (491)
  Purchases of property and equipment                                                      (1,040)    (1,549)    (1,354)
                                                                                         ---------  ---------  ---------
      Net cash provided by (used in) investing activities                                  10,044     (7,273)    10,790
                                                                                         ---------  ---------  ---------
Cash flows from financing activities
  Principal payments under capital leases                                                     (63)       (90)      (180)
  Proceeds from issuance of notes                                                           2,300         --         --
  Principal payments under long-term debt                                                     (70)       (63)       (57)
  Payment of preferred dividend                                                              (108)        --         --
  Payments received on subscriptions receivable                                                --         --        155
  Net proceeds from issuance of common stock and warrants                                     360     32,924     11,576
  Net proceeds from issuance of preferred stock and warrants                                9,886         --         --
  Net proceeds from sale of subsidiary's equity to minority interests                         500      1,735         --
                                                                                         ---------  ---------  ---------
      Net cash provided by financing activities                                            12,805     34,506     11,494
                                                                                         ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents                                       (7,982)       828     (5,715)
Cash and cash equivalents at beginning of year                                             10,700      9,872     15,587
Change in cash due to Lumera deconsolidation                                               (1,450)        --         --
                                                                                         ---------  ---------  ---------
Cash and cash equivalents at end of year                                                $   1,268  $  10,700      9,872
                                                                                         =========  =========  =========

Supplemental disclosure of cash flow information
Cash paid for interest                                                                  $     151  $      51  $      59
                                                                                         =========  =========  =========

Supplemental schedule of non-cash investing and financing activities
Property and equipment acquired under capital leases                                    $      15  $       8  $     127
                                                                                         =========  =========  =========
Other non-cash additions to property and equipment                                      $      18  $      66  $     173
                                                                                         =========  =========  =========
Issuance of common stock and warrants for services                                      $      --  $     159  $      --
                                                                                         =========  =========  =========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Notes to Consolidated Financial Statements

1. The Company

The consolidated financial statements include the accounts of Microvision, Inc. ("Microvision"), a Delaware corporation, and, Lumera Corporation ("Lumera"), a Delaware corporation, (collectively the "Company") a subsidiary that was consolidated prior to July 2004. In July 2004 Lumera completed an initial public offering of its common stock. Microvision was established to acquire, develop, manufacture and market scanned beam technology, which projects images using a single beam of light. Microvision has entered into contracts with commercial and U.S. government customers to develop applications using the scanned beam technology. Microvision has introduced two commercial products, Nomad, a see through head-worn display, and Flic, a hand-held bar code scanner. In addition, Microvision has produced and delivered various demonstration units using Microvision's display technology. Microvision is working to commercialize additional products for potential medical, defense, industrial, aviation, and consumer applications.

Lumera was established to develop, manufacture and market optical devices using organic non- linear electro-optical chromophore materials. Lumera is working to commercialize the devices for potential wireless networking and optical networking applications.

Microvision has incurred significant losses since inception. Microvision believes that its cash, cash equivalent and investment securities balances totaling $1,268,000 at December 31, 2004, in addition to proceeds of $10,000,000, from the sale of convertible notes before issuance costs, raised in March 2005 and potential sales of Lumera common stock will satisfy its budgeted cash requirements through December 31, 2005 based on its current operating plan.

The Company's operating plan calls for the addition of sales, marketing, technical and other staff and the purchase of additional laboratory and production equipment. The Company's future expenditures and capital requirements will depend on numerous factors, including the progress of its research and development program, the progress in commercialization activities and arrangements, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments and the ability of the Company to establish cooperative development, joint venture and licensing arrangements. There can be no assurance that additional financing will be available to the Company or that, if available, it will be available on terms acceptable to the Company on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements or planned revenues are not generated, the Company may be required to limit its operations substantially. This limitation of operations may include reduction in capital expenditures and reductions in staff and discretionary costs, which may include non-contractual research costs. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can, directly or through arrangements with original equipment manufacturers, introduce products incorporating the scanned beam technology and optical polymer based products and the market acceptance and competitive position of such products.

2. Summary of significant accounting policies

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's management has identified the following areas where significant estimates and assumptions have been made in preparing the financial statements: revenue recognition, allowance for uncollectible receivables, inventory valuation and potential losses from litigation.

Principles of consolidation

The company has historically included both Microvision and Lumera Corporation ("Lumera"), a subsidiary that was consolidated through July 2004. In July 2004, Lumera completed an initial public offering of its common stock.

In connection with the Lumera initial public offering, all Lumera Series A and Series B Preferred Stock was converted into Lumera common stock. Immediately after the offering, Microvision owned 5,434,000 shares, or 33%, of the common stock of Lumera. As a result of the change in ownership percentage, Microvision changed the method of accounting for its investment in Lumera to the equity method and after July 2004 recorded its share of Lumera income or losses. Microvision recorded a non-cash change in ownership interest gain of $13.7 million to stockholders equity as a component of additional paid-in capital during 2004.

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

Inventory

Inventory consists of raw material; work in process and finished goods for the Company's Nomad and Flic products. Inventory is recorded at the lower of cost or market with cost determined on the weighted-average method. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, Microvision reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through normal production during the next twelve months.

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

In June 2002, Gemfire announced a recapitalization plan that reduced the value of the Company's investment. As a result, in June 2002, the Company recorded an impairment for the entire value of the investment in Gemfire.

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

Revenue from product shipments is recognized in accordance with Staff Accounting Bulletin No. 104 "Revenue Recognition." Revenue is recognized when there is sufficient evidence of an arrangement, the selling price is fixed and determinable and collection is reasonably assured. Revenue for product shipments is recognized upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. Provision is made for warranties at the time revenue is recorded. Warranty expense was not material during 2004, 2003, or 2002.

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

The United States government accounted for approximately 42%, 49%, and 83% of total revenue during 2004, 2003 and 2002, respectively. Contracts with three commercial customers represented 25%, 35%, and 14% of total revenues during 2004, 2003, and 2002, respectively. At December 31, 2004 one commercial customer accounted for 65% of the accounts receivable balance. The receivable was paid in full in January 2005. The United States government accounted for approximately 21% and 34% of the accounts receivable balance at December 31, 2004 and 2003, respectively. In 2004 and 2003, 11% and 27%, respectively, of consolidated revenue was earned from development contracts with a single commercial customer.

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

Net loss per share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods. Net loss per share assuming dilution is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities. Net loss per share assuming dilution for 2004, 2003 and 2002 is equal to basic net loss per share because the effect of dilutive securities outstanding during the periods including options and warrants computed using the treasury stock method, is anti-dilutive. The dilutive securities and convertible securities that were not included in earnings per share were 6,836,000, 6,295,000, and 4,051,000, at December 31, 2004, 2003 and 2002, respectively.

Research and development

Research and development costs are expensed as incurred. As described in Note 9, Lumera issued shares of its common stock in connection with a research agreement. The value of these shares was amortized over the period of the research agreement.

Fair value of financial instruments

The Company's financial instruments include cash and cash equivalents, investment securities, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying amount of long-term debt at December 31, 2004 and 2003 was not materially different from the fair value based on rates available for similar types of arrangements.

Long-lived assets

The Company evaluates the recoverability of its long-lived assets when an impairment is indicated based on expected undiscounted cash flows and recognizes impairment of the carrying value of long-lived assets, if any, based on the fair value of such assets.

Research liability

The Company recognized expense under the Lumera Sponsored Research Agreement with the UW on a straight-line basis over the remaining term of the agreement. The Company has recorded a liability for the difference between the expense recognized and cash payments. As of December 31, 2003, the Company had recognized cumulative expense of $6.3 million and made cumulative cash payments of $4.4million.

In April 2004, Lumera and the University of Washington entered into a fourth amendment to the Sponsored Research Agreement. Total payments under the Sponsored Research Agreement were reduced to $5.8 million instead of the original $9.0 million. Lumera recognizes research and development expense under the Sponsored Research Agreement on a straight line basis over the term of the agreement. At the time of the fourth amendment to the Sponsored Research Agreement, Lumera had recognized $6.5 million in expense related to the Sponsored Research Agreement. In April 2004, Lumera recorded a reduction in its liability and an offsetting reduction in expense of $2.4 million to reduce the cumulative expense recognized under the Sponsored Research Agreement to the expense incurred under the fourth amendment on a straight line basis. During 2004, the Company recognized a credit to expense of $1.8 million as a result of the changes to the agreement.

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

Total non-cash stock option expense related to employee and director awards was $1,057,000, $271,000, and $277,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Had compensation cost for employee and director options been determined using the fair values at the grant dates consistent with the methodology prescribed under SFAS 123, the Company's consolidated net loss available to common shareholders and associated net loss per share would have increased to the pro forma amounts indicated below (in thousands):

                                                                         Year Ended December 31,
                                                                     -------------------------------
                                                                       2004       2003       2002
                                                                     ---------  ---------  ---------
Net loss available for common shareholders, as reported             $ (33,543) $ (26,163) $ (27,176)
Add: Stock-based employee compensation expense included in net loss
 available for common shareholders, as reported                           339        266        270
Deduct: Total stock-based employee compensation expense determined
 under fair value based method for all awards                          (5,886)    (8,915)   (16,410)
                                                                     ---------  ---------  ---------
Net loss available for common shareholders, pro forma               $ (39,090) $ (34,812) $ (43,316)
                                                                     =========  =========  =========
Net loss per share As reported                                      $   (1.56) $   (1.46) $   (1.93)
                                                                     =========  =========  =========
  Basic and diluted Pro forma                                       $   (1.82) $   (1.94) $   (3.08)
                                                                     =========  =========  =========

New accounting pronouncements

On December 16, 2004, the Financial Accounting Standards Board (''FASB'') issued SFAS No. 123(R), ''Share-Based Payment'', which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all share-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.  The Company is evaluating the alternative methods for implementing SFAS No. 123(R).  If the Company elects to implement SFAS No. 123(R) on July 1, 2005 using the modified prospective method, it expects that the impact on 2005 earnings will be in the range of $600,000 to $1,600,000.

3. Long-term contracts

Cost and estimated earnings in excess of billings on uncompleted contracts comprises amounts of revenue recognized on contracts that the Company has not yet billed to customers because the amounts were not contractually billable at December 31, 2004 and 2003. The following table summarizes when the Company will be contractually able to bill the balance as of December 31, 2004 and 2003.

                                                                        Year Ended December 31,
                                                                      --------------------------
                                                                          2004          2003
                                                                      ------------  ------------
Billable within 30 days                                              $    577,000  $    392,000
Billable between 31 and 90 days                                             2,000       204,000
Billable after 90 days                                                     18,000        68,000
                                                                      ------------  ------------
                                                                     $    597,000  $    664,000
                                                                      ============  ============

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

In May 2004, Microvision entered into a $3,900,000 contract modification with the U.S. Army's Aviation Applied Technology Directorate to continue work on an advanced helmet mounted display and imaging system to be used in the Virtual Cockpit Optimization Program.

In December 2004, Microvision entered into a $6,200,000 contract with Ethicon Endo-Surgery, Inc a subsidiary of Johnson & Johnson to integrate Microvision's technology into certain medical products. The contract includes an exclusive license for Microvision's technology for certain human medical applications during the term of the development agreement.

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

The following table summarizes the costs incurred on the Company's revenue contracts:

                                                                      December 31,  December 31,
                                                                          2004          2003
                                                                      ------------  ------------
Costs and estimated earnings incurred on uncompleted contracts       $  6,410,000  $ 15,478,000
Billings on uncompleted contracts                                      (9,131,000)  (14,867,000)
                                                                      ------------  ------------
                                                                     $ (2,721,000) $    611,000
                                                                      ============  ============
Included in accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted
 contracts                                                           $    597,000  $    664,000
Billings in excess of costs and estimated earnings on uncompleted
 contracts                                                             (3,318,000)      (53,000)
                                                                      ------------  ------------
                                                                     $ (2,721,000) $    611,000
                                                                      ============  ============

4. Investments available-for-sale

The following table summarizes the composition of the Company's available-for-sale investment securities at December 31, 2004 and 2003.

                                                                        Year Ended December 31,
                                                                      --------------------------
                                                                          2004          2003
                                                                      ------------  ------------
U.S. governmnet debt securites                                                 --     6,976,000
U.S. corporate debt securites                                                  --     4,102,000
                                                                      ------------  ------------
                                                                     $         --  $ 11,078,000
                                                                      ============  ============

The available-for-sale investment securities and December 31, 2003 consisted of the following:

                                                            Gross        Gross
                                             Amortized   Unrealized   Unrealized    Estimated
                                               Cost         Gains       Losses      Fair Value
                                            -----------  -----------  -----------  ------------
Type of security:
    Corporate debt securities              $ 4,080,000  $    24,000  $    (2,000) $  4,102,000
    U.S. government and agency securities    6,973,000        3,000           --     6,976,000
                                            -----------  -----------  -----------  ------------
                                           $11,053,000  $    27,000  $    (2,000) $ 11,078,000
                                            ===========  ===========  ===========  ============
Maturity date:
    Less than one year                     $11,053,000  $        --  $        --  $ 11,078,000
    Due in 1-3 years                                --           --           --            --
                                            -----------  -----------  -----------  ------------
                                           $11,053,000  $        --  $        --  $ 11,078,000
                                            ===========  ===========  ===========  ============

5. Inventory

Inventory consists of the following:

                                                       December 31, December 31,
                                                          2004         2003
                                                       -----------  -----------
Raw materials                                         $ 1,607,000  $    98,000
Work in process                                            77,000           --
Finished goods                                          1,483,000      233,000
                                                       -----------  -----------
                                                      $ 3,167,000  $   331,000
                                                       ===========  ===========

6. Accrued liabilities

Accrued liabilities consist of the following:

                                                               December 31,
                                                       ------------------------
                                                          2004         2003
                                                       -----------  -----------
Bonuses                                               $ 1,600,000  $ 1,487,000
Payroll and payroll taxes                                 763,000      858,000
Compensated absences                                      475,000      508,000
Taxes other than income taxes                              43,000      429,000
Facility closing cost                                     253,000      431,000
Professional Fees                                         371,000      236,000
Relocation                                                 90,000      205,000
Subcontractors                                                          81,000
Other                                                     943,000      929,000
                                                       -----------  -----------
                                                      $ 4,538,000  $ 5,164,000
                                                       ===========  ===========

7. Property and equipment, net

Property and equipment consists of the following:

                                                               December 31,
                                                       -------------------------
                                                          2004          2003
                                                       -----------  ------------
Lab and production equipment                          $ 4,455,000  $  7,152,000
Leasehold improvements                                  2,165,000     4,666,000
Computer hardware and software                          3,873,000     3,874,000
Office furniture and equipment                          1,057,000     1,030,000
                                                       -----------  ------------
                                                       11,550,000    16,722,000
Less: Accumulated depreciation                         (9,232,000)  (10,764,000)
                                                       -----------  ------------
                                                      $ 2,318,000  $  5,958,000
                                                       ===========  ============

The property and equipment balance at December 31, 2003 included $6,105,000 and $3,238,000 of cost and accumulated depreciation, respectively, attributable to Lumera.

8. Receivables from related parties

In 2000, the Board of Directors authorized the Company to provide unsecured lines of credit to each of the Company's three senior officers. The limit of the line of credit is three times the executives' base salary less any amounts outstanding under the Executive Option Exercise Note Plan. In 2002 and 2001, the Board of Directors authorized a $200,000 and $500,000 addition, respectively, to the limit for one senior officer. The lines of credit carry interest rates of 5.4% to 6.2%. The lines of credit must be repaid within one year of the senior officer's termination or within thirty days of demand by the Company in the event of a plan termination, provided that in the event of such a demand the senior officer may elect to deliver a promissory note with a one-year term in lieu of payment. At December 31, 2004 and 2003, a total of $2,723,000 and $2,723,000, respectively, was outstanding under the lines of credit.

The Company determined that one of its senior officers may have insufficient net worth and short- term earnings potential to repay loans outstanding under the Company's lines of credit. In 2003 and 2002, the Company recorded an allowance for doubtful accounts for receivables from senior officers of $200,000 and $700,000, respectively. The balance of the allowance for doubtful accounts for receivables from senior officers was $900,000 and $900,000 at December 31, 2004 and 2003, respectively.

Under current SEC rules, the Company is prohibited from changing the repayment terms of the lines of credit. No repayments have been made on the outstanding lines of credit. At December 31, 2003, the Company reclassified the loan balance to shareholder's equity under the guidance provided by the SEC for loans to shareholders due to the absence of any repayments of the loans to date. The Company has no plans to forgive the principal balance outstanding under the lines of credit.

In 2000, three executive officers of the Company exercised a total of 128,284 stock options, in exchange for full recourse notes totaling $285,000. These notes bear interest at 4.6% to 6.2% per annum. Each note is payable in full upon the earliest of (1) a fixed date ranging from January 31, 2001 to December 31, 2004 depending on the expiration of the options exercised; (2) the sale of all of the shares acquired with the note; (3) on a pro rata basis upon the partial sale of shares acquired with the note, or (4) within 90 days of the officer's termination of employment. At both December 31, 2004 and 2003, a total of $165,600 was outstanding under the full recourse notes. The $165,600 plus accrued interest was paid in full in February 2005. The notes are included as subscriptions receivable from related parties in shareholders' equity on the consolidated balance sheet.

The interest on both the lines of credit and the full recourse notes is forgiven if the executive is an employee of the Company at December 31 of the respective year. Compensation expense of $163,000 was recognized in both 2004 and 2003, respectively, for interest forgiven.

9. Lumera Subsidiary Equity Transactions

In March 2000, Lumera issued 4,700,000 shares of its Class B common stock to the Company for services provided by the Company to Lumera valued at $94,000. At the same time, Lumera issued 670,000 shares of its Class B common stock to certain Microvision employees for $12,000 in cash.

In January 2001, Lumera issued 802,000 shares of Lumera Class A common stock to the UW at a value of $3.75 per share in connection with the research agreement. The valuation of the shares issued to the UW was more than the per share carrying amount of the Company's interest in Lumera. Although the Company's percentage ownership in Lumera was reduced as a result of this transaction, the increased value of Lumera stock on the change in ownership interest resulted in a gain for the Company. The amount of the gain of $3,001,000 resulting from the revaluation of the Company's interest in Lumera was credited to paid-in capital.

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

In October 2002, Lumera paid $200,000 and issued a warrant to purchase 164,000 shares of Lumera Class A Common Stock at an exercise price of $3.65 per share to Arizona Microsystems, Inc. in exchange for a license of certain Arizona Microsystems, Inc. technology. The warrant expires 10 years following the date of grant, and vests 25% on the date of grant and 25% annually from the date of grant. The warrant was valued at the date of grant at $133,000. The total purchase price of $333,000 was recorded as capitalized licensing costs . The fair value of the warrant was estimated using the Black Scholes option pricing model with a stock price of $0.98 per share, dividend yield of zero percent; expected volatility of 100%; risk-free interest rate of 4.0% and expected life of ten years.

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

In August 2003, Lumera issued options to purchase an aggregate of 164,000 shares of its Class A Common Stock to two consultants in connection with entering into certain consulting agreements. Each holder was granted a warrant to purchase up to 82,000 shares of Class A Common Stock at a price of $3.65 per share with a ten year life. In aggregate, 41,000 of the options were vested on the grant date. The remaining 123,000 shares vest one-third on each subsequent annual anniversary of the grant date were subject to remeasurement at each balance sheet date during the vesting period. The deferred compensation and liability related to these options was amortized to non-cash compensation expense over the two year period of service under the agreements. The aggregate value of both options was estimated at $136,000 at the grant date and December 31, 2003. Total non-cash compensation expense was $315,000 for the period from January 1, 2004 through July 2004, and $32,000 for the year ended December 31,2003. The fair values of the options were estimated at the grant date and December 31, 2003, using the Black-Scholes option pricing model with the following weighted-average assumptions: underlying security fair market value of $0.98, dividend yield of zero percent; expected volatility of 100% for both measurement dates; risk-free interest rates of 4.4% and 4.3%; and expected lives of 10 and 9.7 years, respectively.

During 2004, Lumera granted options to purchase 415,000 shares of Class A common stock to Lumera employees and directors with a weighted-average exercise price of $2.00. Lumera subsequently determined that the fair market value of its common stock was greater than the exercise price of the options. Lumera recorded aggregate charges of $216,000 during 2004 related to these grants.

During 2004, Lumera granted vested options to purchase 40,000 shares of Class A common stock to Microvision employees with a weighted-average exercise price of $2.00. Lumera subsequently determined that the fair market value of its common stock was greater than the exercise price of the options. The Company recorded aggregate charges of $134,000 during 2004 related to these grants.

In July 2004, Lumera completed an initial public offering of its common stock. As a result of the offering, Microvision's ownership interest in Lumera was reduced to 33%. As a result of the reduction in ownership, Microvision changed to the equity method of accounting for its investment in Lumera. Microvision recorded a non-cash change in interest gain of $13.7 million during the third quarter. Because of uncertainty surrounding the ultimate realizability of the gain, the gain was recorded as an increase to stockholders' equity as a component of additional paid-in capital. As of December 31, 2004, Microvision owned 5,434,000 shares or 33% of Lumera's common stock.

During the period from inception to July 2004, losses in Lumera were first allocated to the holders of the common stock and then to the holders of the preferred shareholders pro rata in accordance with their respective ownership interest. Losses were not allocated to the options and warrants until exercised.

Lumera common stock, Series A preferred stock and Series B preferred stock were eliminated in consolidation with Microvision interests in Lumera common stock, Series A preferred stock, Series B preferred stock and options and warrants to purchase equity in Lumera held by investors other than the Company, and are presented as minority interests on the Company's consolidated balance sheet.

A reconciliation of the changes in ownership interests through Lumera's initial public offering is as follows (in thousands):

                                                  Minority Interests
                                     ---------------------------------
                                       Common     Preferred    Total    Microvision    Total
                                     -----------  ---------  ---------  -----------  ---------
Balance at December 31, 2001        $       168  $  14,656  $  14,824  $       517  $  15,341
Options and warrants                        140         --        140           --        140
Loss allocation for 2002                     --     (7,741)    (7,741)        (957)    (8,698)
                                     -----------  ---------  ---------  -----------  ---------
Balance at December 31, 2002                308      6,915      7,223         (440)     6,783
Issuance of preferred stock, net             --      1,735      1,735          868      2,603
Options and warrants                         14         --         14           --         14
Loss allocation for 2003                     --     (7,125)    (7,125)        (958)    (8,083)
                                     -----------  ---------  ---------  -----------  ---------
Balance at December 31, 2003                322      1,525      1,847         (530)     1,317
Issuance of preferred stock, net             --        500        500           --        500
Preferred stock reallocation                 --        413        413         (413)
Options and warrants                        342         --        342                     342
Loss allocation for 2004                            (2,438)    (2,438)      (1,286)    (3,724)
                                     -----------  ---------  ---------  -----------  ---------
Balance at July 2004                $       664  $      --  $     664  $    (2,229) $  (1,565)
                                     ===========  =========  =========  ===========  =========

As a result of the Series B stock issuance, the allocations of Lumera losses changed between Microvision and other minority interests and resulted in an additional $413,000 of losses being allocated to minority interest during 2004, with a resultant change in interest loss allocated to Microvision. In July 2004, Microvision's ownership interest in Lumera was reduced to 33% as a result of Lumera completing an initial public offering of its common stock. As a result of the reduction in ownership, Microvision changed to the equity method of accounting for its investment in Lumera. Microvision recorded a non-cash change in interest gain of $14,139,000 during the third quarter as a result of the change to the equity method. The net change in interest gain for 2004 was $13,727,000Because of uncertainty surrounding the ultimate realizability of the gain, the gain was recorded as an increase to stockholders' equity as a component of additional paid-in capital.

The following table shows the Lumera balances included in the consolidated balance sheet immediately prior to the change in interest and the reconciliation to the investment account shown at December 31, 2004.

Cash and cash equivalents                                    $     657
Costs and estimated earnings in excess of billings on
   uncompleted contracts                                           117
Other current assets                                             1,077
Property and equipment, net                                      2,369
Other assets                                                        33
Accounts payable                                                  (434)
Accrued liabilities                                             (1,315)
Current portion of research liability                              (78)
Notes payable - current                                         (2,386)
Other long-term liabilities                                       (245)
                                                              ---------
Net Assets                                                        (205)
Less minority interest options and warrants                       (664)
Cumulative losses in excess of investment                       (1,360)
                                                              ---------
                                                                (2,229)
Gain on change in interest                                      14,138
Investment losses from July 2004 to December 31,2004            (1,708)
                                                              ---------
Investment in Lumera                                         $  10,201
                                                              =========

10. Convertible Preferred Stock

In September 2004, Microvision raised $10,000,000 before issuance costs of $90,000 from the sale of 10,000 shares of convertible preferred stock and a warrant to purchase 361,795 shares of common stock. The preferred stock is convertible on demand by the holder into common stock at a conversion price of $6.91 per share of common stock. The initial conversion price is subject to adjustment in the event Microvision issues common stock or derivative securities at a price per share of common stock below the market price or the conversion price of the preferred stock. In addition, upon the request of the preferred stockholder, Microvision is required to redeem the preferred stock for cash in certain circumstances, including in the event of a material breach of representations, warranties or covenants under the purchase agreement or a change in control. Accordingly, Microvision has classified the preferred stock as "mandatorily redeemable convertible preferred stock" in its consolidated balance sheet.

The preferred stock terms include a dividend of 3.5% per annum, payable quarterly in cash or registered common stock, at the election of the Company, subject to certain conditions. The preferred stock matures on September 10, 2007, at which time it is payable in cash or registered common stock, at the election of the Company, subject to certain conditions. Some of the conditions which would preclude the Company from paying in common stock are not within the Company's immediate control. The Company can elect to convert the preferred stock into common stock if the stock price exceeds $12.09 per share, subject to certain conditions. The warrant was vested on the date of grant, has an exercise price of $8.16 per share and expires on September 10, 2009. The initial exercise price is subject to adjustment in the event Microvision issues common stock or derivative securities at a price per share of common stock below the market price or the exercise price of the warrant.

The net cash proceeds of $9,910,000 were allocated to the preferred stock and the warrant based on the relative fair values of the securities. The warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 75%, risk free interest rate of 3.4%, and contractual life of five years. $1.3 million of the proceeds were allocated to the warrant and were recorded as an increase to additional paid-in capital.

Subsequent to the relative fair value allocation, the effective conversion price of the convertible preferred stock was less than the closing price of Microvision's common stock on the date of commitment to purchase the preferred stock. This beneficial conversion feature was measured as $1,181,000 which represents the difference between the fair value of the common stock and the effective conversion price. This beneficial conversion feature was recorded to additional paid-in capital and will be recorded as a deemed dividend to preferred stockholders (accretion) over the stated life of the preferred stock which is three years.

11. Common stock

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

12. Warrants

In September 2003, the Company issued two warrants to purchase an aggregate of 70,000 shares of common stock to a third party in exchange for services provided to the Company. One warrant grants the holder the right to purchase up to 60,000 shares of common stock at a price of $7.50 per share. The warrant vests in three equal tranches on the date of grant, in December 2003, and March 2004. The other warrant grants the holder the right to purchase up to 10,000 shares at a price of $12.00 per share and vests in March 2004. The unvested warrants were subject to remeasurement at each balance sheet date. The deferred compensation related to these warrants was being amortized to non- cash compensation expense over the fourteen month service period of the agreement. Non-cash amortization expense related to these warrants was $140,000 and $192,000 for 2004 and 2003 respectively. The total value of the warrants was estimated on December 31, 2003 and the grant date at $318,000 and $328,000, respectively. The fair values of the warrants were estimated on the date of grant and December 31, 2003, using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatilities of 83%, risk-free interest rates of 2.7% and dividend yields of zero percent. The expected lives used at the measurement dates above were 4 years and 3.9 years, respectively.

In August 2000, the Company issued warrants to purchase an aggregate of 200,000 shares of common stock to two consultants in connection with entering into certain consulting agreements with the Company. One of the consultants subsequently became a director. The warrants grant each of the holders the right to purchase up to 100,000 shares of common stock at a price of $34.00 per share. The warrants to purchase an aggregate of 150,000 shares vested over three years and were subject to remeasurement at each balance sheet date during the vesting period. The remaining warrants to purchase an aggregate of 50,000 shares had a measurement date at the time of grant. The deferred compensation related to these warrants is being amortized to non-cash compensation expense over the five-year period of service under the agreements. The total original value of both warrants was estimated at $5,476,000. Due to stock price fluctuations, the subsequent values for those warrants subject to remeasurement. On June 7, 2003, the warrants became fully vested and the value of both warrants was fixed. Total non-cash amortization expense was $447,000, $595,000, and $542,000 for the years ended

December 31, 2004, 2003 and 2002, respectively. The fair values of the warrants were estimated at June 7, 2003 and December 31, 2002 using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of zero percent, and expected volatility of 83% for all measurement dates; risk-free interest rates of 4.0%, and 5.0% and expected lives of 7.4 and 8.1 years. Deferred compensation related to these warrants at December 31, 2004 was $270,000.

The following summarizes activity with respect to Microvision common stock warrants during the three years ended December 31, 2004:

                                                         Weighted-
                                                          average
                                                         excercise
                                              Shares       price
                                           ------------  ---------
Outstanding at December 31, 2001               615,000  $   25.55
Granted:
  Exercise price greater than fair value       372,000       5.45
  Exercised                                     (5,000)      8.00
Canceled/expired                                (7,000)      8.00
                                           ------------
Outstanding at December 31, 2002               975,000      18.10
Granted:
  Exercise price greater than fair value       539,000       6.60
  Exercise price less than fair value           60,000       7.50
Exercised                                           --         --
Canceled/expired                                    --         --
                                           ------------
Outstanding at December 31, 2003             1,574,000      13.76
Granted:
  Exercise price greater than fair value       362,000       8.16

Exercised                                      (22,000)      6.50
Canceled/expired                              (196,000)     18.41
                                           ------------
Outstanding at December 31, 2004             1,718,000      12.14
                                           ============
Exercisable at December 31, 2004             1,718,000  $   12.14
                                           ============

The following table summarizes information about the weighted-average fair value of Microvision common stock warrants granted:

                                                                          Year Ended December 31,
                                                             -------------------------------------
                                                                2004         2003         2002
                                                             -----------  -----------  -----------
Exercise price greater than fair value                      $      4.07  $      1.69  $      1.29
Exercise price less than fair value                                             4.10           --

The following table summarizes information about Microvision common stock warrants outstanding and exercisable at December 31, 2004:

                                              Warrants outstanding       Warrants exercisable
                                     ---------------------------------  ----------------------
                                       Number     Weighted                Number
                                     outstanding   average   Weighted   excercisable Weighted
                                         at       remaining   average       at        average
                                     December 31, contractualexcercise  December 31, excercise
Range of exercise prices                2004        life       price       2004        price
-----------------------------------  -----------  ---------  ---------  -----------  ---------
                                                (years)
$4.80                                   234,000       2.56  $    4.80      234,000  $    4.80
$6.50-$6.56                             645,000       3.07       6.51      645,000       6.51
$7.50-$8.16                             422,000       4.41       8.07      422,000       8.07
$12.00-$19.20                           162,000       0.88      14.64      162,000      14.64
$34.00                                  200,000       5.61      34.00      200,000      34.00
$53.00-$61.13                            55,000       0.28      53.73       55,000      53.73
                                     -----------                        -----------
$4.80-$61.13                          1,718,000                          1,718,000
                                     ===========                        ===========

The fair value of the Microvision common stock warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of zero percent for all years; expected volatility of 75%, 83% and 83%; risk-free interest rates of 3.4%, 2.1%, and 2.2% and expected lives of 5, 3 and 2 years, respectively.

13. Options

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

In June 2004, the Company granted its independent directors options to purchase an aggregate of 90,000 shares of common stock at an exercise price of $8.35. The exercise price of the options was less than the fair market value of the shares at the date of grant. The Company recorded $81,000 of deferred compensation expense related to these options in June 2004. The deferred compensation is amortized to non cash compensation expense over the one-year vesting period of the grants. Deferred compensation expense of $46,000 was recorded in 2004, and the remaining $35,000 is recorded as deferred compensation at December 31, 2004.

In December 2003, the Board of Directors authorized extending the original expiration date for all outstanding employee options with original expiration terms of less than 10 years. Under terms of the offer, employees could extend the life of options that had original lives less than ten years by five years from the original expiration date. No other terms of the options were amended. All options were fully vested on the offer date. The extensions were voluntary and, in total, holders elected to extend 263,000 of the 264,000 eligible shares. At the time of the extensions the Company recorded $145,000 in non-cash compensation expense for the excess of the fair market value of the common stock over the relevant exercise prices of the options on the modification date.

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

The Director Option Plan provides for two types of Mandatory Grants: a fully vested option to purchase 15,000 shares of common stock to each independent director upon initial election or appointment to the Board of Directors, and an additional initial or annual reelection option to purchase 15,000 shares of common stock, which the earlier of one year or no later than the Company's subsequent regularly scheduled annual shareholders' meeting. For both types of Mandatory Grants, the exercise prices are set equal to the average closing price of the Company's common stock as reported on the NASDAQ National Market during the ten trading days prior to the date of grant and have ten year terms. Upon leaving the Board, the director's grants remain exercisable until their expiration dates.

The following table summarizes activity with respect to Microvision common stock options for the three years ended December 31, 2004:

                                                         Weighted-
                                                          average
                                                         excercise
                                              Shares       price
                                           ------------  ---------
Outstanding at December 31, 2001             5,057,000  $   21.52
Granted:
  Exercise price greater than fair value       106,000      10.23
  Exercise price equal to fair value           694,000       9.71
Exercised                                       (3,000)      7.40
Cancelled under exchange program            (2,522,000)     24.63
Forfeited                                     (256,000)     20.28
                                           ------------
Outstanding at December 31, 2002             3,076,000      16.03

Granted:
  Exercise price greater than fair value     1,935,000       7.15
  Exercise price equal to fair value           378,000       6.76
  Exercise price less than fair value          197,000       6.93
Exercised                                      (82,000)      6.60
Forfeited                                     (783,000)     10.06
                                           ------------
Outstanding at December 31, 2003             4,721,000      12.43

Granted:
  Exercise price greater than fair value       177,000       7.55
  Exercise price equal to fair value           487,000       6.76
  Exercise price less than fair value           90,000       8.35
Exercised                                      (38,000)      6.25
Forfeited                                     (319,000)     12.03
                                           ------------
Outstanding at December 31, 2004             5,118,000      11.72
                                           ============
Exercisable at December 31, 2004             3,908,000  $   12.66
                                           ============

The following table summarizes information about the weighted-average fair value of Microvision common stock options granted:

                                                                          Year Ended December 31,
                                                             -------------------------------------
                                                                2004         2003         2002
                                                             -----------  -----------  -----------
Exercise price greater than fair value                      $      3.19  $      3.19  $      5.45
Exercise price equal to fair value                                 3.33         4.26         6.58
Exercise price less than fair value                                4.58         2.69           --

The following table summarizes information about Microvision common stock options outstanding and exercisable at December 31, 2004:

                                              Options outstanding        Options exercisable
                                     ---------------------------------  ----------------------
                                                  Weighted
                                       Number      average   Weighted     Number     Weighted
                                     outstanding aremaining   average   excercisable  average
                                     December 31, contractualexcercise  December 31, excercise
Range of exercise prices                2004        life       price       2004        price
-----------------------------------  -----------  ---------  ---------  -----------  ---------
                                                (years)
$3.25-$6.81                             603,000       8.36  $    5.87      514,000  $    6.04
$7.00-$7.07                           1,657,000       8.44       7.00    1,219,000       7.00
$7.20-$10.47                            881,000       8.04       8.49      370,000       8.90
$10.60-$14.94                           369,000       6.26      12.55      274,000      12.88
$15.00-$15.16                           897,000       6.80      15.00      897,000      15.00
$15.63-$20.00                           214,000       6.08      18.42      179,000      18.48
$20.25-$33.50                           241,000       6.05      25.62      199,000      25.68
$34.00-$60.75                           256,000       5.30      35.71      256,000      35.71
                                     -----------                        -----------
$3.25-$60.75                          5,118,000                          3,908,000
                                     ===========                        ===========

Fair Value Disclosures

The fair values of Microvision common stock options granted were estimated on the date of each grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of zero percent for all years; expected volatility of 76%, 83% and 83%; risk free interest rates of 3.0%, 2.2%, and 4.2%; and expected lives of 3, 3 and 5 years. Actual forfeitures of 6.8%, 25.4% and 54.9% were used for the years ended December 31, 2004, 2003, and 2002 respectively. Excluding shares cancelled under the voluntary extension for grants with terms less than ten years, the actual forfeiture rate for 2003 was 16.3%. Excluding shares cancelled under the November 1, 2002 voluntary stock option exchange offer, the actual forfeiture rate for 2002 was 5.0%.

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

The company entered into a 42 month facility lease that commenced in 2002 for office space in San Mateo, California. The Company has entered into a sublease agreement for this office space.

Future minimum rental commitments under capital and operating leases for years ending December 31 are as follows:

                                                     Capital       Operating
                                                     leases         leases
                                                  -------------  -------------
2005                                             $      42,000  $   1,985,000
2006                                                     6,000        473,000
2007                                                     4,000         46,000
2008                                                        --             --
2009                                                        --             --
Thereafter                                                  --             --
                                                  -------------  -------------
Total minimum lease payments                            52,000  $   2,504,000
                                                                 =============
Less: Amount representing interest                      (4,000)
                                                  -------------
Present value of capital lease obligations              48,000
Less: Current portion                                  (39,000)
                                                  -------------
Long-term obligation at December 31, 2004        $       9,000
                                                  =============

Operating lease commitments amounts do not include the impact of contractual sublease receipts of $474,000 and $79,000 for the years ended December 31, 2005 and 2006, respectively.

The capital leases are collateralized by the related assets financed and by security deposits held by the lessors under the lease agreements. The cost and accumulated depreciation of equipment under capital leases was $1,175,000 and $1,053,000 respectively at December 31, 2004 and $1,160,000 and $928,000, respectively, at December 31, 2003.

Net rent expense was $1,689,000, $2,302,000, and $1,639,000 for 2004, 2003 and 2002, respectively. Rent expense in 2003 includes $540,000 for the closure of the Company's facility in San Mateo, California. Sub- lease income of $363,000, $226,000 and $77,000 for 2004, 2003, and 2002 respectively was included as a reduction in rent expense.

Long-term debt

During 1999, the Company entered into a loan agreement with the lessor of the Company's corporate headquarters to finance $420,000 in tenant improvements. The loan carries a fixed interest rate of 10% per annum, is repayable over the initial term of the lease, which expires in 2006, and is secured by a letter of credit. The balance of the loan was $99,000 and $169,000 at December 31, 2004 and 2003 respectively.

15. Income taxes

A provision for income taxes has not been recorded for 2004, 2003 or 2002 due to valuation allowances placed against the net operating losses and deferred tax assets arising during such periods. A valuation allowance has been recorded for all deferred tax assets because based on the Companies' history of losses since inception, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets.

At December 31, 2004, Microvision has net operating loss carry forwards of approximately $168 million, for federal income tax reporting purposes. In addition, Microvision has research and development tax credits of $2,218,000. The net operating loss carry forwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2008 to 2024 if not previously utilized. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carry-forwards. The Company has determined that such a change occurred during 1995 and the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $761,000. An additional change occurred in 1996; and the limitation for losses generated in 1996 is approximately $1,600,000.

Deferred tax assets are summarized as follows:

                                                          December 31,
                                                  ----------------------------
                                                      2004           2003
                                                  -------------  -------------
Net operating loss carry forwards Microvision    $  57,112,000  $  47,351,000
R&D credit carry forwards Microvision                2,218,000      1,927,000
Other                                                4,642,000      3,679,000
                                                  -------------  -------------
                                                    63,972,000     52,957,000
Less: Valuation allowance                          (63,972,000)   (52,957,000)
                                                  -------------  -------------
Deferred tax assets                              $          --  $          --
                                                  =============  =============

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

16. Retirement savings plan

The Company has a retirement savings plan ("the Plan") that qualifies under Internal Revenue Code Section 401(k). The Plan covers all qualified employees. Contributions to the Plan by the Company are made at the discretion of the Board of Directors.

In February 2000, the Board of Directors approved a plan amendment to match 50% of employee contributions to the Plan up to 6% of the employee's per pay period compensation, starting on April 1, 2000. During 2004, 2003 and 2002, the Company contributed $337,000, $392,000 and $351,000 respectively, to the Plan under the matching program.

17. Segment Information

Prior to Lumera's initial public offering in July 2004, the Company was organized into two segments - Microvision, which is engaged in scanned beam displays and related technologies, and Lumera, which is engaged in optical systems components technology. The segments were determined based on how management views and evaluates the Company's operations.

The accounting policies used to derive reportable segment results are described in Note 2, "Summary of Significant Accounting Policies."

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

Since 2000, Microvision has held an investment in Lumera. From inception to July 2004, Lumera was a consolidated subsidiary and treated as a seperate segment within Microvision. Subsequent to July 2004, Lumera became an equity method investment.:

At December 31, 2004, Lumera is a significant unconsolidated equity investment of Microvision. For the period that Lumera is an unconsolidated investment (July 2004 through December 31, 2004) Lumera revenue was $303,000, Gross profit was $85,000, Loss from operations was $5,205,000 and Net loss was $5,199,000. At December 31, 2004 Lumera had Current assets of $19,623,000, Noncurrent assets of $13,263,000, current liabilities of $1,493,000 and Shareholders equity of $31,393,000.:

The following tables reflect the results of the Company's reportable segments under the Company's management system. The performance of each segment is measured based on several metrics. These results are used, in part, by management, in evaluating the performance of, and in allocation of resources to, each of the segments (in thousands):

                                                              Year Ended December 31, 2004
                                                 --------------------------------------------------
                                                 Microvision    Lumera     Elimination     Total
                                                 -----------  -----------  -----------  -----------
Contract Revenue                                $     8,135  $       686  $        --  $     8,821
Product  Revenue                                      2,597           --           --        2,597
Cost of Contract Revenue                              5,106          433           --        5,539
Cost of Product Revenue                               3,868           --           --        3,868
Research and development expense                     13,581        1,129                    14,710
Marketing, general and administrative expense        17,795        1,433           --       19,228
Non-cash compensation expense                           821        1,297           --        2,118
Interest income                                         270            2           --          272
Interest expense                                         31          120           --          151
Segment loss                                         32,257        3,724       (2,438)      33,543
Depreciation                                          1,711          695           --        2,406
Expenditures for capital assets                         970           70           --        1,040
Segment assets                                       25,538           --                    25,538

                                                              Year Ended December 31, 2003
                                                 --------------------------------------------------
                                                 Microvision    Lumera     Elimination     Total
                                                 -----------  -----------  -----------  -----------
Contract Revenue                                $    11,792  $     1,725  $        --  $    13,517
Product Revenue                                       1,135           --           --        1,135
Cost of Contract Revenue                              5,015        1,014                     6,029
Cost of Product Revenue                               1,017                                  1,017
Research and development expense                     16,755        6,561           --       23,316
Marketing, general and administrative expense        14,557        1,270           --       15,827
Non-cash compensation expense                         1,115        1,041           --        2,156
Interest income                                         342           39           --          381
Interest expense                                         51           --           --           51
Segment loss                                         25,205        8,083       (7,125)      26,163
Depreciation                                          1,924        1,185           --        3,109
Expenditures for capital assets                       1,094          455           --        1,549
Segment assets                                       37,224        4,058       (7,364)      33,918

                                                              Year Ended December 31, 2002
                                                 --------------------------------------------------
                                                 Microvision    Lumera     Elimination     Total
                                                 -----------  -----------  -----------  -----------
Contract Revenue                                $    14,443  $       946  $        --  $    15,389
Product Revenue                                         528           --           --          528
Cost of Contract Revenue                              6,139          330                     6,469
Cost of Product Revenue                                 528                                    528
Research and development expense                     18,362        7,157           --       25,519
Marketing, general and administrative expense        15,577        1,221           --       16,798
Non-cash compensation expense                           841        1,143           --        1,984
Interest income                                         860          199           --        1,059
Interest expense                                         59           --           --           59
Segment loss                                         26,219        8,698       (7,741)      27,176
Depreciation                                          1,894        1,049           --        2,943
Expenditures for capital assets                         792          562           --        1,354
Segment assets                                       30,144        8,589       (6,466)      32,267

18. Quarterly Financial Information (Unaudited)

The following table presents the Company's unaudited quarterly financial information for the years ending December 31, 2004 and 2003:

                                                           Year Ended December 31, 2004
                                            ----------------------------------------------------------
                                            December 31,   September 30,    June 30,       March 31,
                                            -------------  -------------  -------------  -------------
Revenue                                    $   3,317,000  $   2,729,000  $   2,398,000  $   2,974,000
Gross Margin                                      76,000        263,000        568,000      1,104,000
Net loss available for common shareholders    (8,247,000)   (10,094,000)    (8,512,000)    (6,690,000)
Net loss per share basic and diluted               (0.38)         (0.47)         (0.40)         (0.31)

                                                           Year Ended December 31, 2003
                                            ----------------------------------------------------------
                                            December 31,   September 30,    June 30,       March 31,
                                            -------------  -------------  -------------  -------------
Revenue                                    $   4,039,000  $   2,565,000  $   4,511,000  $   3,537,000
Gross Margin                                   2,102,000      1,066,000      2,310,000      2,128,000
Net loss                                      (5,210,000)    (6,865,000)    (6,692,000)    (7,396,000)
Net loss per share basic and diluted               (0.26)         (0.39)         (0.38)         (0.46)

19. Subsequent Event

In March 2005, Microvision raised $10,000,000 before issuance costs, from the issuance of senior secured exchangeable convertible notes (the "Notes") and warrants to purchase an aggregate of 462,330 shares of Microvision common stock. The Notes are payable in six equal quarterly payments starting in December 2005. The Notes are convertible on demand by the holders into Microvision common stock at a conversion price of $6.84 per share of Microvision common stock and exchangeable on demand by the holders into Lumera common stock at an exchange price of $5.64 per share of Lumera common stock. The terms include a limit on the aggregate number of Lumera common shares that can be used to pay principal of 1,750,000 shares. The Notes are secured by the same 1,750,000 shares of Lumera common stock. The initial conversion price is subject to adjustment in the event Microvision issues common stock or derivative securities at a price per share of common stock below the conversion price of the Note. In addition, upon the request of the Note holders, Microvision is required to redeem the Notes for cash in certain circumstances, including in the event of a material breach of representations, warranties or covenants under the purchase agreement or a change in control.

The Note terms include variable interest at a rate of LIBOR plus 3% within a range of 6% and 8%, payable quarterly.

Each principal payment is payable in cash or registered common stock, at the election of the Company, subject to certain conditions. If the Company elects to pay principal in registered common stock, the Note holder can elect to receive payment in either Microvision or Lumera common stock. Interest is payable in cash or Microvision common stock, subject to certain conditions. Some of the conditions which would preclude the Company from paying in common stock are not within the Company's immediate control. The Company can elect to convert the Note into Microvision common stock if the stock price exceeds $11.97 per share for any 20 out of any 30 consecutive days, subject to certain conditions. The warrants are immediately exercisable, have an exercise price of $6.84 per share and expire in March 2010. The initial exercise price is subject to adjustment in the event Microvision issues common stock or derivative securities at a price per share of common stock below or the exercise price of the warrant.

MICROVISION, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

                                                                             Additions
                                                                       ------------------------
                                                          Balance at   Charges to   Charges to                  Balance at
                                                         beginning of   costs and      other                      end of
                      Description                        fiscal period  expenses     accounts     Deductions   fiscal period
-------------------------------------------------------  ------------  -----------  -----------  ------------  -------------
    Year Ended December 31, 2002
        Allowance for receivables from related parties  $         --  $       700  $        --  $         --  $         700
        Tax valuation allowance                               39,971           --       12,088            --         52,059

    Year Ended December 31, 2003
        Allowance for receivables from related parties           700          200           --            --            900
        Tax valuation allowance                               52,059           --       11,454            --         63,513

    Year Ended December 31, 2004
        Allowance for receivables from related parties           900           --           --            --            900
        Tax valuation allowance                               63,513           --       11,015       (10,556)        63,972

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants in accounting or financial disclosure matters during the Company's fiscal years ended December 31, 2004 and 2003.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Chief Executive Officer and the Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15-d-15(e) under the Securites and Exchange Act of 1934) prior to the filing of this annual report. Based on that evaluation, they concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were, in design and operation, effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

(b) Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal controls over financial reporting. There have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2004 which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the headings "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Audit Committee Report" in the Microvision, Inc., definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the next Annual Meeting of Shareholders to be held on

June 30, 2005 (the "Proxy Statement") is incorporated herein by reference. See Item 4A in Part 1 of this report for information regarding executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants and the remaining shares available for future issuance as of December 31, 2004.

                                                                               Equity Compensation Plan Information
                                                         ---------------------------------------------------------------------
                                                              Number of             Weighted-          Number of securities
                                                           securities to be     average excercise     remaining available for
                                                             issued upon             price of         further issuance under
                                                             excercise of          outstanding          equity compensation
                                                             outstanding        options, warrants        plans (excluding
                                                          options, warrants         and rights        securities reflected in
                                                              and rights                                    column (a))
Plan Category                                                    (a)                   (b)                      (c)
-------------------------------------------------------  --------------------  --------------------  -------------------------
Equity compensation plans approved by shareholders                 4,763,000  $              11.44                  2,954,000
Equity compensation plans not approved by shareholders               686,000                 23.20                         --
                                                         --------------------                        -------------------------
    Total                                                          5,449,000  $              12.92                  2,954,000
                                                         ====================                        =========================

As of December 31, 2004, there were non-plan options to purchase a total of 355,000 shares of Microvision common stock outstanding. 346,000 of these were options approved by the Board of Directors and issued in October 2001, with an exercise price in excess of the fair value of Microvision common stock on the date of grant. The October 2001 options have a $15.00 exercise price and vest 25% on the grant date and 25% at six-month intervals thereafter. The remaining 9,000 non-plan options were granted at fair value on the date of grant and vest 25% at each annual anniversary date of the grant.

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

In August 2000, the Company issued two non-plan warrants to purchase an aggregate of 200,000 shares of Microvision common stock to two consultants in connection with entering into certain consulting agreements with the Company. Subsequently, one of the consultants was elected to the Board of Directors by shareholders. The warrants were fully outstanding as of December 31, 2003. The warrants have an exercise price of $34.00 per share and are exercisable prior to their expiration in August 2010. As of the date of grant, all but 25,000 of the underlying shares of common stock issuable to each consultant upon exercise of the warrants were subject to lock-up restrictions that prevent the holder from transferring such shares. The number of shares subject to the lock-up restrictions is reduced by 25,000 for each consultant on each June 7 subsequent to the grant date. Rather than issue shares of common stock upon exercise of the warrants, the Company may elect to redeem the warrants if, in the opinion of the Board of Directors upon advice of counsel, it would be unlawful to issue the underlying securities. The warrants are transferable upon prior written approval of the Company. The Company cannot unreasonably withhold such approval with respect to transfers of warrants to purchase at least 10,000 shares that are not subject to the lock-up restrictions. If the Company terminates the consulting agreement due to the consultant's failure to provide consulting services during the first three years of the agreement, the consultant must return to the Company a pro-rata portion of the 75,000 warrants initially subject to the lock- up restrictions based on the number of calendar days remaining in the initial three year period. The number, class and price of securities for which the warrants may be exercised are subject to adjustment for certain changes in the Company's capital structure. The number of securities and exercise price per share will be proportionately adjusted if outstanding shares of the Company's common stock are divided into a greater number of shares or combined into a smaller number of shares, or a stock dividend is paid on the common stock. In the event of a change in the common stock from a merger, consolidation, reclassification, reorganization, partial or complete liquidation, or other change in the capital structure of the Company, the Company will, as a condition of the change in capital structure, make provision for the warrant holder to receive upon the exercise of the warrants the kind and amount of shares of stock, other securities or property to which the holder would have been entitled if, immediately prior to the change in capital structure, the warrant holder had held the number of shares of common stock obtainable upon the exercise of the warrants, and the exercise price will be proportionately adjusted.

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

The Company has a warrant outstanding to purchase 6,250 shares of Microvision common stock issued in exchange for equity placement services by a non-employee. The warrant was issued fully vested in June 2000 for 6,250 shares with an exercise price of $19.20 per share and is exercisable prior to its expiration in June 2005. Rather than issue shares of common stock upon exercise of the warrant, the Company may elect to redeem the warrant if, in the opinion of the Board of Directors upon advice of counsel, it would be unlawful to issue the underlying securities. The warrant is not transferable without prior written approval of the Company. The number, class and price of securities for which the warrants may be exercised are subject to adjustment for certain changes in the Company's capital structure. The number of securities and exercise price per share shall be proportionately adjusted where outstanding shares of common stock are divided into a greater number of shares or combined into a smaller number of shares, or a stock dividend is paid on the common stock. In the event of a change in the common stock from a merger, consolidation, reclassification, reorganization, partial or complete liquidation, or other change in the capital structure of the Company, the Company will, as a condition of the change in capital structure, make provision for the warrant holder to receive upon the exercise of the warrant the kind and amount of shares of stock, other securities or property to which the holder would have been entitled if, immediately prior to the change in capital structure, the warrant holder had held the number of shares of common stock obtainable upon the exercise of the warrant, and the exercise price will be proportionately adjusted.

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

The Company has two warrants outstanding to purchase an aggregate of 70,000 shares of Microvision common stock that were issued in September 2003 to a third party for services. The first warrant for 60,000 shares has an exercise price of $7.50 per share and vests in three equal tranches. The first tranche vests on the issue date, the second and third tranches vest three and six months following the issue date, respectively. The second warrant for 10,000 shares has an exercise price of $12.00 per share and vests six months after the issue date. The Company may cancel unvested tranches or the second warrant prior to their respective vest dates if it determines in good faith, and notifies the holder, that it is not satisfied with the holder's performance under the agreement. Vested warrants are exercisable prior to their expiration in September 2007. The warrant holder may transfer any portion or all of the warrant shares by delivering the original warrant certificate and a form of assignment to the Company. The number and price of securities for which the warrant may be exercised are subject to adjustment for certain changes in the Company's capital structure. Where the outstanding shares of common stock are divided into a greater number of shares, combined into a smaller number of shares, or a stock dividend is paid on the common stock, the exercise price per share shall be proportionately adjusted by the ratio of common shares outstanding immediately before and after the transaction. In the event of a change in the common stock from a merger, consolidation, reclassification, tender offer or exchange offer, or partial or complete liquidation, the holder will be entitled to receive, upon the exercise of the warrants, the same amount and kind of securities, cash or property to which the holder would have been entitled if, immediately prior to the change in capital structure, the warrant holder had held the number of shares of common stock obtainable upon the exercise of warrants.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) Documents filed as part of the report

(1) Financial Statements

Balance Sheets as of December 31, 2004 and 2003

Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Statements of Shareholders' Equity for the years ended

December 31, 2004, 2003 and 2002

Statements of Comprehensive Loss for the years ended

December 31, 2004, 2003 and 2002

Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Valuation and Qualified Accounts and Reserves for the years ended December 31, 2004, 2003 and 2002

(2) None

(3) Exhibits
3.1	Certificate of Incorporation of Microvision, Inc., (2)
3.2	Bylaws of Microvision, Inc. (2)
3.3	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of Microvision, Inc.(24)
4.1	Form of Specimen Stock Certificate for Common Stock(2)
4.2	Microvision, Inc. Series 2 Stock Purchase Warrant, dated April 1, 1999 issued to Capital Ventures International(5)
4.3	Common Stock Purchase Warrant, dated as of April 1, 1999, issued to Josephthal & Co, Inc.(6)
4.4	Form of Indenture(14)
4.5	Form of Warrant issued on October 9, 2001(15)
4.6	Form of Warrant issued on July 22, 2002(19)
4.7	Form of Warrant issued on March 5, 2003(18)
4.8	Warrant to Purchase Common Stock of Microvision, Inc. issued September 10, 2004 to Satellite Strategic Finance Associates, LLC. (24)
4.9	Form of Note issued under the Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto.(25)
4.10	Form of Warrant issued under the Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (25)
4.11

Company Registration Rights Agreement executed in connection with the Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (25)

4.12

Lumera Registration Rights Agreement executed in connection with the Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (25)

4.13

Form of Pledge and Security Agreement executed in connection with the Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (25)

10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993 (1)+
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993 (1)+
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994(18)
10.5	1993 Stock Option Plan(1)*
10.6	1996 Stock Option Plan, as amended.(17)*
10.7	1996 Independent Director Stock Plan, as amended.(17)*
10.8	Form of Executive Option Exercise Loan Plan(3)*
10.9	Lease Agreement between S/I Northcreek II, LLC and Microvision, Inc., dated October 27, 1998(23)
10.9.1	Lease Amendment No 1 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated July 12, 1999(9)
10.9.2	Lease Amendment No 12 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated February 14, 2001(9)
10.10	Form of Consulting Agreement between Microvision, Inc. and Avram Miller and Jacqueline Brandwynne dated August 10, 2000(8)
10.11	Form of Common Stock Purchase Warrant issued to Avram Miller and Jacqueline Brandwynne dated August 10, 2000(8)
10.12	Exclusive Licensing Agreement between the University of Washington and Lumera Corporation dated October 20, 2000(11). +
10.13	Sponsored Research Agreement between the University of Washington and Lumera Corporation dated October 20, 2000(11).
10.14	Independent Director Stock Option Plan, as amended(16)*
10.15	Investors' Rights Agreement, dated as of March 14, 2001 by and between Lumera Corporation and certain investors(12)
10.16	Executive Loan Plan and Related Form of Note(16)*
10.17	Microvision, Inc. Series 1 Stock Purchase Warrant, dated April 1, 1999, issued to Capital Ventures International (18)
10.18	Form of Stock Purchase Agreement dated March 22, 2002(20)
10.19	Form of Stock Purchase Agreement dated July 22, 2002(19)
10.20	Form of Securities Purchase Agreement dated as of March 3, 2003(18)
10.21	Form of the Option Agreement for options granted outside of the Plans(21)
10.22	Common Stock Purchase Warrant, dated as of January 14, 1999, issued to Stan Berk(22)
10.23	Common Stock Purchase Warrant, dated as of July 13, 1999, issued to Stan Berk(22)
10.24	Common Stock Purchase Warrant, dated as of April 13, 2000, issued to Burt S. Davis(22)
10.25	Common Stock Purchase Warrant, dated as of June 21, 2000, issued to Stan Berk(22)
10.26	Common Stock Purchase Warrant, dated as of October 15, 2001, issued to Ladenburg Thalmann & Co. Inc. (22)
10.27	Registration Rights Agreement dated as of September 9, 2004 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (24)
10.28	Securities Purchase Agreement dated as of September 9, 2004 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (24)
10.29	License and Development Agreement dated as of December 30, 2004 by and between Microvision, Inc. and Ethicon Endo-Surgery, Inc. +
10.30	Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto.
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney pursuant to which this report may be filed.
31.1	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Chief Executive Officer certification pursuant to Rule 13a-14(b) or Rule 13d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2

Chief Financial Officer certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

__________

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

(6) Incorporated by reference to Registration Statement on Form S-3, Registration No. 333- 33612.

(7) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2000.

(8) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2000.

(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(10) Incorporated by reference to Registration Statement on Form S-3, Registration No. 333- 33612.

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

(21) Incorporated by reference to the Company's Schedule TO file on November 1, 2002.

(22) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

(23) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended September 30, 1998.

(24) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 10, 2004.

(25) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 14, 2005.

+ Subject to confidential treatment.

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.

Date: March 16, 2005	By	Richard F. Rutkowski Richard F. Rutkowski Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 16, 2005.
Signature	Title
/s/ Richard F. Rutkowski Richard F. Rutkowski	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Stephen R. Willey Stephen R. Willey	President and Director
/s/ Richard A. Raisig Richard A. Raisig	Chief Financial Officer and Vice President, Operations (Principal Financial Officer)
/s/ Jeff Wilson Jeff Wilson	Chief Accounting Officer (Principal Accounting Officer)
* Jacqueline Brandwynne	Director
/s/ Richard A. Cowell Richard A. Cowell	Director
* Slade Gorton	Director
* Walter J. Lack	Director
/s/ Robert A. Ratliffe Robert A. Ratliffe	Director
* Dennis J. Reimer	Director

*By: /s/ Jeff Wilson
Jeff Wilson
Attorney-in Fact

EXHIBIT INDEX

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

3.1	Certificate of Incorporation of Microvision, Inc., (2)
3.2	Bylaws of Microvision, Inc. (2)
3.3	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of Microvision, Inc.(24)
4.1	Form of Specimen Stock Certificate for Common Stock(2)
4.2	Microvision, Inc. Series 2 Stock Purchase Warrant, dated April 1, 1999 issued to Capital Ventures International(5)
4.3	Common Stock Purchase Warrant, dated as of April 1, 1999, issued to Josephthal & Co, Inc.(6)
4.4	Form of Indenture(14)
4.5	Form of Warrant issued on October 9, 2001(15)
4.6	Form of Warrant issued on July 22, 2002(19)
4.7	Form of Warrant issued on March 5, 2003(18)
4.8	Warrant to Purchase Common Stock of Microvision, Inc. issued September 10, 2004 to Satellite Strategic Finance Associates, LLC. (24)
4.9	Form of Note issued under the Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto.(25)
4.10	Form of Warrant issued under the Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (25)
4.11

Company Registration Rights Agreement executed in connection with the Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (25)

4.12

Lumera Registration Rights Agreement executed in connection with the Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (25)

4.13

Form of Pledge and Security Agreement executed in connection with the Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (25)

10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993 (1)+
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993 (1)+
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994(18)
10.5	1993 Stock Option Plan(1)*
10.6	1996 Stock Option Plan, as amended.(17)*
10.7	1996 Independent Director Stock Plan, as amended.(17)*
10.8	Form of Executive Option Exercise Loan Plan(3)*
10.9	Lease Agreement between S/I Northcreek II, LLC and Microvision, Inc., dated October 27, 1998(23)
10.9.1	Lease Amendment No 1 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated July 12, 1999(9)
10.9.2	Lease Amendment No 12 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated February 14, 2001(9)
10.10	Form of Consulting Agreement between Microvision, Inc. and Avram Miller and Jacqueline Brandwynne dated August 10, 2000(8)
10.11	Form of Common Stock Purchase Warrant issued to Avram Miller and Jacqueline Brandwynne dated August 10, 2000(8)
10.12	Exclusive Licensing Agreement between the University of Washington and Lumera Corporation dated October 20, 2000(11). +
10.13	Sponsored Research Agreement between the University of Washington and Lumera Corporation dated October 20, 2000(11).
10.14	Independent Director Stock Option Plan, as amended(16)*
10.15	Investors' Rights Agreement, dated as of March 14, 2001 by and between Lumera Corporation and certain investors(12)
10.16	Executive Loan Plan and Related Form of Note(16)*
10.17	Microvision, Inc. Series 1 Stock Purchase Warrant, dated April 1, 1999, issued to Capital Ventures International (18)
10.18	Form of Stock Purchase Agreement dated March 22, 2002(20)
10.19	Form of Stock Purchase Agreement dated July 22, 2002(19)
10.20	Form of Securities Purchase Agreement dated as of March 3, 2003(18)
10.21	Form of the Option Agreement for options granted outside of the Plans(21)
10.22	Common Stock Purchase Warrant, dated as of January 14, 1999, issued to Stan Berk(22)
10.23	Common Stock Purchase Warrant, dated as of July 13, 1999, issued to Stan Berk(22)
10.24	Common Stock Purchase Warrant, dated as of April 13, 2000, issued to Burt S. Davis(22)
10.25	Common Stock Purchase Warrant, dated as of June 21, 2000, issued to Stan Berk(22)
10.26	Common Stock Purchase Warrant, dated as of October 15, 2001, issued to Ladenburg Thalmann & Co. Inc. (22)
10.27	Registration Rights Agreement dated as of September 9, 2004 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (24)
10.28	Securities Purchase Agreement dated as of September 9, 2004 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (24)
10.29	License and Development Agreement dated as of December 30, 2004 by and between Microvision, Inc. and Ethicon Endo-Surgery, Inc. +
10.30	Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (25)
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney pursuant to which this report may be filed.
31.1	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Chief Executive Officer certification pursuant to Rule 13a-14(b) or Rule 13d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2

Chief Financial Officer certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

__________

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

(21) Incorporated by reference to the Company's Schedule TO file on November 1, 2002.

(22) Incorporated by reference to the Company's Annual Report on Form 10K for the year ended December 31, 2002.

(23) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended September 30, 1998.

(24) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 10, 2004.

(25) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 14, 2005.

+ Subject to confidential treatment.

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this Report.