Form 10-K/A
period 2004-12-31
MICROVISION INC
filed 2005-03-31
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of the report

(1) Microvision Financial Statements

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

    Lumera Financial Statements

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

10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993 (1)+
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993 (1)+
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994(18)
10.5	1993 Stock Option Plan(1)*
10.6	1996 Stock Option Plan, as amended.(17)*
10.7	1996 Independent Director Stock Plan, as amended.(17)*
10.8	Form of Executive Option Exercise Loan Plan(3)*
10.9	Lease Agreement between S/I Northcreek II, LLC and Microvision, Inc., dated October 27, 1998(23)
10.9.1	Lease Amendment No 1 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated July 12, 1999(9)
10.9.2	Lease Amendment No 12 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated February 14, 2001(9)
10.10	Form of Consulting Agreement between Microvision, Inc. and Avram Miller and Jacqueline Brandwynne dated August 10, 2000(8)
10.11	Form of Common Stock Purchase Warrant issued to Avram Miller and Jacqueline Brandwynne dated August 10, 2000(8)
10.12	Exclusive Licensing Agreement between the University of Washington and Lumera Corporation dated October 20, 2000(11). +
10.13	Sponsored Research Agreement between the University of Washington and Lumera Corporation dated October 20, 2000(11).
10.14	Independent Director Stock Option Plan, as amended(16)*
10.15	Investors' Rights Agreement, dated as of March 14, 2001 by and between Lumera Corporation and certain investors(12)
10.16	Executive Loan Plan and Related Form of Note(16)*
10.17	Microvision, Inc. Series 1 Stock Purchase Warrant, dated April 1, 1999, issued to Capital Ventures International (18)
10.18	Form of Stock Purchase Agreement dated March 22, 2002(20)
10.19	Form of Stock Purchase Agreement dated July 22, 2002(19)
10.20	Form of Securities Purchase Agreement dated as of March 3, 2003(18)
10.21	Form of the Option Agreement for options granted outside of the Plans(21)
10.22	Common Stock Purchase Warrant, dated as of January 14, 1999, issued to Stan Berk(22)
10.23	Common Stock Purchase Warrant, dated as of July 13, 1999, issued to Stan Berk(22)
10.24	Common Stock Purchase Warrant, dated as of April 13, 2000, issued to Burt S. Davis(22)
10.25	Common Stock Purchase Warrant, dated as of June 21, 2000, issued to Stan Berk(22)
10.26	Common Stock Purchase Warrant, dated as of October 15, 2001, issued to Ladenburg Thalmann & Co. Inc. (22)
10.27	Registration Rights Agreement dated as of September 9, 2004 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (24)
10.28	Securities Purchase Agreement dated as of September 9, 2004 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (24)
10.29	License and Development Agreement dated as of December 30, 2004 by and between Microvision, Inc. and Ethicon Endo-Surgery, Inc. + (26)
10.30	Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (25)
23.1	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney pursuant to which this report may be filed. (26)
31.1	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

______

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

(24) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 10, 2004.

(25) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 14, 2005.

(26) Incorporated by reference to the Company's Current Report on Form 10-K filed on March 17, 2005.

+ Subject to confidential treatment.

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this Report.

(c)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Shareholders of

Lumera Corporation.

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in mandatorily redeemable convertible preferred stock and shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Lumera Corporation at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Prior to July 28, 2004, the Company was a subsidiary of Microvision, Inc.. As discussed in Note 3, the Company had extensive transactions and relationships with that entity for each of the three years ended December 31, 2004.

/s/ PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

March 29, 2005

LUMERA CORPORATION

BALANCE SHEETS

	December 31, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$3,505,000	$560,000
Investment securities, available-for-sale, current	15,460,000	—
Accounts receivable	32,000	151,000
Costs and estimated earnings in excess of billings on uncompleted contracts	3,000	166,000
Prepaid stock-based research costs	—	159,000
Other current assets	623,000	55,000

Total current assets	19,623,000	1,091,000
Investment securities, available-for-sale, long-term	11,216,000	—
Property and equipment, net	2,047,000	2,867,000
Other assets	—	100,000

TOTAL ASSETS	$32,886,000	$4,058,000

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$416,000	$159,000
Payable to related party	—	42,000
Current portion of research liability	101,000	—
Accrued liabilities	976,000	576,000

Total current liabilities	1,493,000	777,000
Research liability	—	1,948,000
Other long-term liabilities	—	16,000

Total liabilities	1,493,000	2,741,000

COMMITMENTS AND CONTINGENCIES (Note 10)	—	—

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
Mandatorily redeemable convertible preferred stock, no par value, 5,500,000 shares authorized; 3,735,025 issued and outstanding at December 31, 2003; aggregate liquidation preference of $26,670,000 at December 31, 2003	—	27,206,000

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 120,000,000 shares authorized; 16,546,430 shares issued and outstanding at December 31, 2004	16,000	—
Class A Common stock, no par value, 20,000,000 shares authorized; 802,414 shares issued and outstanding at December 31, 2003	—	3,361,000
Class B Common stock, no par value, 10,000,000 shares authorized; 5,370,000 issued and outstanding at December 31, 2003	—	105,000
Additional Paid-in Capital	70,435,000	—
Deferred stock-based compensation	(666,000)	(31,000)
Accumulated other comprehensive gain (loss)	(145,000)	—
Accumulated deficit	(38,247,000)	(29,324,000)

Total shareholders’ equity (deficit)	31,393,000	(25,889,000)

TOTAL LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED

STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)	$32,886,000	$4,058,000

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2004	2003	2002
Revenue	$989,000	$1,725,000	$946,000
Cost of revenue	651,000	1,014,000	330,000

GROSS PROFIT	338,000	711,000	616,000

Research and development expense	4,561,000	7,602,000	8,300,000
Marketing, general and administrative expense	4,588,000	1,270,000	1,221,000

Total operating expenses	9,149,000	8,872,000	9,521,000

Loss from operations	(8,811,000)	(8,161,000)	(8,905,000)
Interest income	237,000	39,000	199,000
Interest expense	(349,000)
Realized gain on sale of investment securities	—	39,000	8,000

Net loss	(8,923,000)	(8,083,000)	(8,698,000)
Deemed dividend upon issuance of mandatorily redeemable convertible preferred stock	(500,000)	—	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(9,423,000)	$(8,083,000)	$(8,698,000)

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.89)	$(1.31)	$(1.41)

WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	10,613,606	6,172,400	6,172,400

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM DECEMBER 31, 2001 TO DECEMBER 31, 2004

	Mandatorily Redeemable Convertible Preferred Stock		Common Stock		Paid- in Capital	Common Stock—A		Common Stock—B		Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	$	Shares	$	$	Shares	$	Shares	$	$	$	$	$
Balance at December 31, 2001	2,400,000	$24,603,000				802,414	$3,210,000	5,370,000	$105,000	$(33,000)	$66,000	$(12,543,000)	$(9,195,000)
Issuance of options for services							133,000						133,000
Reversal of deferred comp expense for departed employees							(18,000)			18,000
Amortization of deferred compensation										7,000			7,000
Other comprehensive income											(7,000)		(7,000)
Net Loss												(8,698,000)	(8,698,000)

Balance at December 31, 2002	2,400,000	24,603,000				802,414	3,325,000	5,370,000	105,000	(8,000)	59,000	(21,241,000)	(17,760,000)
Issuance of mandatorily redeemable convertible preferred stock for cash, net of issuance costs of $67,000	1,335,000	2,603,000					—			—			—
Issuance of options for services							36,000			(36,000)			—
Amortization of deferred compensation										13,000			13,000
Other comprehensive income											(59,000)		(59,000)
Net Loss												(8,083,000)	(8,083,000)

Balance at December 31, 2003	3,735,000	27,206,000				802,414	3,361,000	5,370,000	105,000	(31,000)	—	(29,324,000)	(25,889,000)
Issuance of mandatorily redeemable convertible preferred stock and related beneficial conversion feature	250,000						500,000						500,000
Deemed dividend related to beneficial conversion feature		500,000					(500,000)						(500,000)
Issuance of Common Stock, net of offering costs of $1,995,000			6,000,000	$6,000	$36,730,000								36,736,000
Conversion of mandatorily redeemable convertible preferred stock and Common B to Common Stock	(3,985,000)	(27,706,000)	10,484,745	10,000	31,162,000	(802,414)	(3,361,000)	(5,370,000)	(105,000)				27,706,000
Deferred Compensation related to options issued					2,032,000					(2,032,000)			—
Issuance of options for services					571,000								571,000
Deemed dividend to Microvision related to options issued to Microvision employee					(272,000)								(272,000)
Value of warrants issued in connection with convertible notes					301,000								301,000
Reversal of deferred compensation expense for cancelled options					(112,000)					112,000			—
Exercise of Warrants			38,935										—
Exercises of options			22,750		23,000								23,000
Amortization of deferred compensation										1,285,000			1,285,000
Other comprehensive income							—				(145,000)		(145,000)
Net Loss												(8,923,000)	(8,923,000)

Balance at December 31, 2004	—	$—	16,546,430	$16,000	$70,435,000	—	$—	—	$—	$(666,000)	$(145,000)	$(38,247,000)	$31,393,000

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2004	2003	2002
Net loss	$(8,923,000)	$(8,083,000)	$(8,698,000)
Other comprehensive income (loss)—Unrealized gain (loss) on investment securities, available-for-sale:
Unrealized holding gains (losses) arising during period	(145,000)	(20,000)	1,000
Less: Reclassification adjustment for gains realized in net loss	—	(39,000)	(8,000)

Net unrealized gain (loss)	(145,000)	(59,000)	(7,000)

Comprehensive loss	$(9,068,000)	$(8,142,000)	$(8,705,000)

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net loss	$(8,923,000)	$(8,083,000)	$(8,698,000)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	1,198,000	1,185,000	1,049,000
Noncash expenses related to issuance of stock, options and amortization of deferred compensation	1,985,000	1,041,000	1,143,000
Minority interest common stock	—	—	—
Realized gain on sale of investment securities	—	(39,000)	(8,000)
Interest on notes payable	301,000	—	—
Change in
Accounts receivable	119,000	(68,000)	85,000
Costs and estimated earnings in excess of billings on uncompleted contracts	163,000	(18,000)	155,000
Other current assets	(568,000)	57,000	283,000
Other assets	100,000	100,000	(200,000)
Accounts payable	29,000	51,000	(26,000)
Payable to related party	(42,000)	31,000	(73,000)
Accrued liabilities	142,000	136,000	66,000
Research liability	(1,847,000)	923,000	1,025,000

Net cash used in operating activities	(7,343,000)	(4,684,000)	(5,199,000)

Cash flows from investing activities
Sales of investment securities	—	2,409,000	2,311,000
Purchases of investment securities	(29,821,000)	—	—
Maturities of investment securities	3,000,000
Purchases of property and equipment	(378,000)	(455,000)	(562,000)

Net cash provided by (used in) investing activities	(27,199,000)	1,954,000	1,749,000

Cash flows from financing activities:
Proceeds from issuance of convertible notes	2,300,000	—	—
Principal payments on convertible notes	(2,300,000)	—	—
Net proceeds from issuance of common stock	36,964,000	—	—
Net proceeds from the exercise of stock options	23,000	—	—
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	500,000	2,603,000	—

Net cash provided by financing activities	37,487,000	2,603,000	—

Net (decrease) increase in cash and cash equivalents	2,945,000	(127,000)	(3,450,000)
Cash and cash equivalents at beginning of period	560,000	687,000	4,137,000

Cash and cash equivalents at end of period	$3,505,000	$560,000	$687,000

Value assigned to warrants issued in connection with convertible note	$301,000	$—	$—

Unrealized loss in investment securities, available-for-sale	$(145,000)	$—	$—

Accrued offering costs included in accounts payable	$228,000	$—	$—

Accrued liability for non-cash stock compensation	$266,000	$—	$—

Noncash additions to property and equipment	$—	$—	$173,000

Interest Paid	$44,000	$—	$—

Deemed dividend upon issuance of options to Microvision Employee	$272,000	$—	$—

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Lumera Corporation (the “Company” or “Lumera”) was incorporated in Washington State in 1999 and reincorporated in Delaware in 2004, and was established to develop, manufacture and market devices using proprietary polymer materials. Until December 31, 2003, the Company was considered to be in the development stage. In early 2004, the Company commercialized the devices for potential wireless networking and optical networking applications and had largely completed financial planning, establishing sources of supply, acquiring plant and equipment and recruiting personnel. Therefore, the Company was considered to have exited the development stage in 2004. On July 26, 2004, Lumera completed its initial public offering (“IPO”) of 6.0 million shares of common stock at an offering price of $6.95 per share, raising proceeds of $38.7 million before expenses. The Company was a majority owned subsidiary of Microvision, Inc. (“Microvision”) until its IPO (see Note 3).

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s management has identified revenue recognition and accounting for research payments under the University of Washington agreements as areas where significant estimates and assumptions have been made in preparing the financial statements. The Company also evaluates the requirement for allowances for uncollectible receivables, and valuation allowances for deferred income tax assets.

Cash and Cash Equivalents—The Company considers all highly liquid investment securities with remaining maturities, at the date of purchase, of three months or less to be cash equivalents. Management determines the appropriate classification of investment securities at the time of purchase and evaluates such designation as of each balance sheet date. The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in shareholders’ equity (deficit) as a component of other comprehensive income (loss), unless the loss is deemed to be other-than-temporary, in which case it is recognized immediately as an expense. Dividend and interest income are recognized when earned. Realized gains and losses are included in interest income or expense. The cost of securities is based on the specific identification method.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and investments. The Company has a cash investment policy that generally restricts investments to ensure preservation of principal and maintenance of liquidity. The Company typically does not require collateral from its customers. The Company makes provision for doubtful accounts when required. To date, the Company has not experienced any bad debts.

Revenue Recognition—Revenue has primarily been generated from research and development cost reimbursement contracts for the United States government. Revenue on such contracts is recorded using the percentage-of-completion method measured on a cost-incurred basis. Changes in contract performance, contract conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when realization is assured.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Losses, if any, are recognized in full as soon as identified. Losses occur when the estimated direct and indirect costs to complete the contract exceed the unrecognized revenue on the contract. The Company evaluates the reserve for contract losses on a contract-by-contract basis. No losses have been incurred on any contracts to date.

In August 2001, the Company entered into a $1,623,000 contract with a government agency to develop new electro-optic polymer materials appropriate for the fabrication of a wideband optical modulator demonstration system.

In October 2002, the Company entered a $1,030,000 contract modification with a government agency to continue to develop new electro-optic polymer materials appropriate for the fabrication of a wideband optical modulator demonstration system.

In December 2002, the Company entered into a feasibility study to assess prospects of developing an electro-optic organic polymer with a government subcontractor for $149,000 that was extended into a Phase II in 2003 for an additional $400,000.

In August 2003, the Company entered into a $497,000 contract with a government agency to develop ultra- linear optical waveguide modulator technology.

In November 2003, the Company entered into a $950,000 contract extension with a government agency to continue development of electro-optical polymer materials and devices for wideband optical modulators.

In December 2004, the Company entered into a $210,000 contract extension with a government agency to develop ultra-linear optical waveguide modulator technology.

In December 2004, the company entered into a $1,120,000 contract extension with a government agency to continue development of electro-optical polymer materials and devices for wideband optical modulators.

All of the Company’s current and prior contracts with the government have been or are cost plus fixed fee type contracts. Under the terms of a cost plus fixed fee contract, the United States government reimburses the Company for actual direct and indirect costs incurred in performing the contracted services. The Company is under no obligation to spend more than the contract value to complete the contracted services. In addition, completion of the contracted services is generally on a best efforts basis. If the services are not completed, the government has the option to negotiate a follow-on contract to complete the services or to not pursue the services further with the Company. Contract deliveries consist of monthly financial reports, periodic technical reports and any devices if they have been successfully fabricated. There are no contractual provisions for repayments of any amounts disbursed to date under these contracts. The United States government accounted for 99% of revenues in 2004 and 2003 all of the Company’s revenues in 2002.

Cost and estimated earnings in excess of billings on uncompleted contracts comprises amounts of revenue recognized on contracts that the Company has not yet billed to a customer because the amounts were not contractually billable at the balance sheet date. The Company was contractually able to bill 100% and 95% of the balance at December 31, 2004 and 2003, respectively, within 30 days of the respective year end.

Property and Equipment—Property and equipment is stated at cost. Depreciation is computed over the estimated useful lives of the assets (two to five years) using the straight-line method. Leasehold improvements are depreciated over the shorter of estimated useful lives or the term of the lease.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

A summary of property and equipment at December 31 follows:

	2004	2003
Computer equipment	$491,000	$297,000
Furniture and office equipment	20,000	20,000
Lab equipment	3,244,000	3,125,000
Leasehold improvements	2,727,000	2,662,000

	$6,482,000	$6,104,000
Less: Accumulated depreciation	(4,435,000)	(3,237,000)

	$2,047,000	$2,867,000

Depreciation expense was $1,198,000, $1,185,000 and $1,049,000 for December 31, 2004, 2003 and 2002, respectively.

Valuation of Long-Lived Assets—The Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset, or group of assets. Generally, fair value will be determined using valuation techniques such as present value of expected future cash flows.

Research and Development—Research and development costs are expensed as incurred. As described in Note 10, the Company issued shares of common stock in connection with a research agreement. The value of these shares is amortized over the period of the research agreement.

Fair Value of Financial Instruments—The Company’s financial instruments include cash and cash equivalents, investment securities, accounts receivable, accounts payable, and accrued liabilities. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Income Taxes—The Company has filed a separate tax return since inception. The Company follows the liability method of accounting for income taxes. This liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Stock Based Compensation—The Company has a stock-based employee compensation plan, which is described further in Note 7. The Company accounts for stock- based employee compensation arrangements on the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related amendments and interpretations. The Company complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which requires fair value recognition for employee stock-based compensation. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Total non-cash stock option expense related to employee and director awards was $1,285,000, $6,000, and $7,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Had compensation cost for employee options been determined using the fair values at the grant dates, consistent with the methodology prescribed under SFAS No. 123, the Company’s net loss available to common shareholders and associated net loss per share would have increased to the pro forma amounts indicated below:

	For the year ended December 31,
	2004	2003	2002
Net loss available to common shareholders, as reported	$(9,423,000)	$(8,083,000)	$(8,698,000)
Deduct: Stock-based employee compensation expense included in net loss available to common shareholders, as reported	$1,285,000	$6,000	$7,000
Add: Total stock-based employee compensation expense determined under fair value-based method for all awards	$(2,009,000)	$(245,000)	$(634,000)

Net loss available to common shareholders, pro forma	$(10,147,000)	$(8,322,000)	$(9,325,000)

Net loss per share, as reported (basic and diluted)	$(0.89)	$(1.31)	$(1.41)

Net loss per share, pro forma (basic and diluted)	$(0.96)	$(1.35)	$(1.51)

See Note 7 for the assumptions used in calculating the fair values of employee options.

Net Loss per Share—Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods. Net loss per share assuming dilution is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities.

Basic and diluted net loss per share is the same because all potentially dilutive securities outstanding are anti-dilutive. Potentially dilutive securities not included in the calculation of diluted earnings per share include options and warrants to purchase common stock for all periods presented, and Series A and Series B convertible preferred stock for 2003 and 2002 and periods prior to the IPO in 2004. Total common stock options and common stock warrants not included in the calculation of diluted earnings per share were 1,893,630, 1,069,180 and 797,430 for December 31, 2004, 2003 and 2002, respectively.

Recent Accounting Pronouncements—On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all share-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are evaluating the alternative methods for implementing SFAS No. 123(R). If we elect to implement SFAS No. 123(R) on July 1, 2005 using the modified prospective method, we expect that the impact on 2005 earnings will be in the range of $1.5 to $2.6 million.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.	INVESTMENT SECURITIES- AVAILABLE-FOR-SALE

The Company had available-for-sale investment securities at December 31, 2004, the estimated fair value of which totaled $15,460,000 for securities with maturities of one year or less and $11,216,000 for securities with maturities greater than one year. The Company had no available-for-sale investment securities at December 31, 2003. All investment securities have been classified as available-for-sale and are carried at estimated fair value with unrealized gains and losses included as a component of accumulated other comprehensive income in stockholders’ equity. The Company had unrealized losses on investment securities of $145,000 and $20,000 for the years ending December 31, 2004 and 2003, respectively. At December 31, 2004, management has concluded that these unrealized losses are temporary due to the Company’s ability to hold these investments to maturity.

The Company had no net realized gains (losses) on investment securities for the year ending December 31, 2004. Realized losses were $39,000 and $8,000 for the years ended December 31, 2003 and 2002, respectively.

3.	RELATED PARTY TRANSACTIONS

Since inception until July 2004 the Company was a majority owned subsidiary of Microvision, Inc. At December 31, 2003, Microvision had the following ownership interests in the Company:

2003
Class B common stock	87.5%
Series A convertible preferred stock	11.0%
Series B convertible preferred stock	32.5%

In July 2004, all outstanding shares of the Company’s Series A convertible preferred stock, Series B convertible preferred stock and Class B common stock were automatically converted to common stock upon completion of the Company’s IPO in July 2004. Prior to the IPO, Microvision owned approximately 52% of the Company’s outstanding common stock on an as if converted basis. Following completion of the IPO, Microvision’s ownership percentage is approximately 33%. Additionally, the Chief Executive Officer of Microvision, Richard F. Rutkowski, is a member of the board of directors of both Microvision and the Company. Microvision and the Company also share one other common director.

In February 2004, the Company agreed to pay Mr. Rutkowski a $5,000 monthly retainer to supplement our management team during our public offering. During this retainer period, which ended in July 2004, Mr. Rutkowski also performed his role as chief executive officer of Microvision. We also paid Mr. Rutkowski a one-time fee of $100,000 upon the successful completion of our convertible note financing in April 2004. The company recognized $130,000 of administrative expense during this period. In addition, we paid Mr. Rutkowski a one-time fee of $100,000 upon the participation in and successful completion of our initial public offering, which was treated as a cost of raising capital. The boards of both Microvision and Lumera approved paying Mr. Rutkowski these fees.

During 2002, 2003 and 2004, the Company was allocated lease and utilities costs from Microvision under a month-to-month lease. In addition, the Company was charged a $5,000 per month fee to reimburse Microvision for certain other charges not directly incurred by the Company.

In 2004, the Company entered into a sublease agreement with Microvision for its corporate facilities at a base rate of approximately $21,000 per month, plus common area charges, which is effective through April 6, 2006.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following are a summary of charges from Microvision to the Company for each year ended December 31:

	2004	2003	2002
Rent	$320,000	$317,000	$292,000
Allocated Services	57,000	54,000	48,000
Fees	60,000	60,000	60,000

Total	$437,000	$431,000	$400,000

4.	ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

	2004	2003
Employee and benefit-related liabilities	$363,000	$325,000
Compensated absences	$81,000	$64,000
Professional fees	493,000	67,000
Payables to University of Washington	19,000	69,000
Other	20,000	51,000

	$976,000	$576,000

5.	INCOME TAXES

No provision for income taxes has been recorded for any periods presented since the Company has incurred net losses from the date of inception.

At December 31, 2004, the Company had $34.3 million of federal net operating loss carry forwards, which may be used to offset future taxable income. These carry forwards expire beginning in 2018 through 2024. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carry forwards that can be utilized if certain changes in the Company’s ownership occur.

At December 31, 2004 the Company had $868,000 of research and experimentation credits carry forwards which will expire beginning in 2019 through 2024.

Deferred taxes consist of the following at December 31:

	2004	2003
Deferred income tax assets
Net operating loss carryforwards	$11,673,000	$9,262,000
R&D credit carryforwards	$868,000	$692,000
Other	$1,194,000	$642,000

Gross deferred tax assets	13,735,000	10,596,000
Less: valuation allowance	(13,735,000)	(10,596,000)

Net deferred tax asset	$—	$—

The Company has recorded a valuation allowance for the full amount of its deferred tax assets at December 31, 2004 and 2003, as the Company believes it is more likely than not that the deferred tax assets will not be realized.

The valuation allowance and the research and experimentation credits account for substantially all of the difference between the Company’s effective income tax rate and the Federal statutory rate of 34%.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.	SHAREHOLDERS’ EQUITY (DEFICIT)

At December 31, 2004, the authorized capital of the Company consisted of 120 million shares of Common Stock, of which 1,521,080 shares are reserved for options granted under the Company’s 2000 Stock Option Plan and 2,500,000 shares are reserved for outstanding and future option grants under the Company’s 2004 Equity Incentive Plan. The Company also has 30,000,000 shares of authorized undesignated preferred stock, none of which have been issued.

In July 2004 the Company completed its initial public offering (IPO), issuing 6 million shares of common stock at $6.95 per share. Upon completion of the IPO all outstanding shares of the company’s Common A and B and Preferred A and B shares were automatically converted to common shares. At December 31, 2004 there were 16,546,430 shares of common stock outstanding.

Common Stock—In March 2000, the Company issued 4,700,000 shares of its Class B common stock to Microvision, Inc. and 670,000 shares of its Class B common stock to certain Microvision directors, executives, and other individuals (“individuals”). The shares issued to Microvision were valued at $94,000 and the proceeds were offset against the outstanding loan balance due. The shares issued to the individuals were valued at $12,000 and were issued subject to subscription loans, for which cash was received in November 2000.

In January 2001, the Company issued 802,414 shares of Class A common stock valued at $3,009,000 in connection with the research agreement described in Note 10.

Upon the Company’s initial public offering in July 2004 all shares of common A and B were automatically converted to Common Stock on a one-for-one basis.

Convertible Preferred Stock—In August through October 2003, the Company raised $2,670,000 (before issuance costs of $67,000) from the sale of 1,335,025 shares of Series B convertible preferred stock to private investors. In March 2004, the Company raised $500,000 from the sale of 250,000 shares of Series B convertible preferred stock to private investors issued in March 2004. The $2 per share conversion price of the Series B convertible preferred stock issued was less than the fair value of the Class A common stock on the issuance date. As a result, the Company recorded a $500,000 beneficial conversion feature upon issuance of the preferred stock. This amount was immediately recorded as a deemed dividend to preferred shareholders because the Series B convertible preferred stock had no stated term and was immediately convertible into Class A common stock.

Upon the Company’s initial public offering in July 2004 all shares of convertible preferred stock were automatically converted to Common Stock. Each Series A Preferred share was converted into 1.14 shares of common stock in accordance with anti-dilution provisions enacted upon the sale of the Preferred B shares resulting in 2,727,291 shares of common stock issued in exchange for 2,400,000 Series A Preferred shares. Each share of Series B Preferred was exchanged for common shares on a one-for-one basis, resulting in the issuance of 1,585,025 shares of common stock issued in exchange for the Series B Preferred shares.

Dividends—No dividends on convertible preferred stock or common stock have been declared from inception through December 31, 2004.

Arizona Microsystems, L.L.C. warrants exercised—In October 2002, the Company issued a warrant to purchase 164,000 shares of Class A common stock at an exercise price of $3.65 per share to Arizona Microsystems, L.L.C. for use of certain technology. These warrants were exercised in a cashless transaction for 38,935 shares of common stock in July 2004.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

7.	STOCK OPTIONS

Stock Option Plans—In 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan provided for the granting of stock options to employees, consultants and non-employee directors of the Company. The Company reserved 3,000,000 shares of Class A Common Stock for issuance pursuant to the 2000 Plan. Following the adoption of the 2004 Equity Incentive Plan in July 2004, no more options will be issued under the 2000 Stock Option Plan. Grants, net of shares exercised and forfeited, under the Company’s 2000 Stock Option Plan totaled 1,521,080 shares at December 31, 2004.

In July 2004, the Company adopted the 2004 Equity Incentive Plan (the “2004 Plan”). Awards under the Plan, can be a combination of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units (including restricted stock units), performance awards, cash awards and other awards not described that are convertible into or otherwise based on the Company’s stock.

The 2004 Plan established an initial option pool of 2,000,000 shares plus an annual increase beginning in 2005, equal to the least of (i) 2,000,000 shares, (ii) 13.4% of the number of shares of Stock outstanding as of the Company’s immediately preceding fiscal year, or (iii) such lesser amount, if any, as the Board may determine. For the 2005 Plan year, Lumera’s Board has elected to increase the option share pool by 500,000 shares.

Options under both the 2000 plan and the 2004 Plan may be granted for periods up to 10 years. Options granted under either plan may be either Incentive Stock Options (“ISO”’s) or non-qualified stock options. The exercise price of an ISO cannot be less than 100% of the estimated fair value of the common stock at the date of grant. To date, options granted generally vest over four years.

A summary of stock compensation expense for each period is as follows:

	For the twelve months ended December 31,
	2004	2003	2002
Employees	$644,000	$6,000	$7,000
Directors	641,000	—	—
Third Party	608,000	32,000	—

	$1,893,000	$38,000	$7,000

Component of:
Research and development	$573,000	$35,000	$2,000
Marketing, general and administrative	1,320,000	3,000	5,000

	$1,893,000	$38,000	$7,000

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table presents activity under the Plans:

	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2000	167,250	$1.01
Granted
Exercise price greater than fair value	411,580	$10.00	$5.11
Exercise price less than fair value	98,500	$4.23	$3.74
Forfeited	(42,500)	$0.76

Outstanding at December 31, 2001	634,830	$7.36
Granted
Exercise price greater than fair value	96,600	$10.00	$0.44
Forfeited	(98,000)	$4.63

Outstanding at December 31, 2002	633,430	$8.18
Granted
Exercise price greater than fair value	308,450	$3.38	$0.65
Forfeited	(36,700)	$10.00

Outstanding at December 31, 2003	905,180	$6.74
Granted
Exercise price greater than fair value	5,000	$2.00	$0.65
Exercise price at fair value	257,550	$6.12	$4.16
Exercise price less than fair value	709,900	$2.19	$3.99
Forfeited	(76,250)	$4.01
Exercised	(22,750)	$1.01

Outstanding at December 31, 2004	1,778,630	$4.88

The following table presents the Company’s outstanding and exercisable stock options at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$ 0.50 – $1.00	75,000	5.4	$0.80	75,000	$0.80
$ 2.00 – $2.50	786,900	9.0	$2.01	440,530	$2.02
$ 3.65 – $4.00	180,750	9.0	$3.70	61,500	$3.65
$ 5.80	230,000	9.6	$5.80	110,000	$5.80
$ 8.75	27,550	9.8	$8.75	2,500	$8.75
$10.00	478,430	6.8	$10.00	415,503	$10.00

Total	1,778,630	8.3		1,105,033

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Non-Employee Options—Included in the option disclosures above are options granted to certain non-employees under the Company’s plan, as follows:

In August 2003, the Company issued options to purchase an aggregate of 164,000 shares of its Class A common stock to two consultants in connection with entering into certain consulting agreements. In April 2004, 61,500 of these shares were forfeited upon termination of one of the consulting agreements. The options have an exercise price of $3.65 per share and a 10-year life. In aggregate, 41,000 of the options were vested on the grant date. The remaining 61,500 shares vest one-third on each subsequent annual anniversary of the grant date and are subject to re-measurement at each balance sheet date during the vesting period. The aggregate value of both options was estimated at $136,000 at the grant date and December 31, 2003 and $415,000 at December 31, 2004. The fair value of these options, net of forfeited options, is being recognized as compensation expense over the two-year period of service under the agreements. Total non-cash compensation expense related to these options was $287,000 and $32,000 for the year ended December 31, 2004 and 2003. The fair values of the options were estimated at the grant date and December 31, 2003 and 2004, using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 83% for all measurement dates, respectively; risk-free interest rates of 4.4%, 4.3% and 4.1% for each of the measurement dates, respectively; and expected lives of 10 years, 9.7 years and 8.6 years for each of the measurement dates, respectively.

In March 2004, the Company granted options under the 2000 Plan to purchase 65,000 shares of Class A common stock to a Microvision employee. These options have been accounted for as a dividend to Microvision and recorded at their fair value of $272,000, in accordance with the guidance in EITF Issue No. 00-23 Issue 21, Options Granted to Employees of Entities under Common Control.

In April 2004, a member of the Company’s Board of Directors resigned, and accepted a position on the Company’s Business Advisory Board. Upon the director’s resignation, 30,000 unvested options, which vest 5,000 at the end of each subsequent quarter, were re-measured as non-employee options, the aggregate value of which was estimated to be $137,000 at the grant date and $215,000 at December 31, 2004. The fair value of these options is being recognized as compensation expense over the vesting period. Total non-cash compensation expense related to these options was $149,000 for the year ended December 31, 2004. The fair values of the options were estimated at the grant date and December 31, 2004 using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 83%; risk-free interest rates of 4.62% and 4.24%; and expected lives of 10 years and 9.5 years.

Options issued at below market price—In March 2004 the Company granted options under the 2000 Plan to its CEO and non-employee directors to purchase an aggregate of 415,000 shares of common stock with a weighted average exercise price of $2.00 per share which was below the then current market value. The aggregate value of these options was estimated at $1,230,000 and is being recognized as compensation expense over the vesting period. In April 2004, a member of the Company’s Board of Directors resigned, and accepted a position on the Company’s Business Advisory Board. Upon the director’s resignation, 30,000 unvested options were re-measured as non-employee options, reducing the aggregate value to be amortized to compensation expense by $82,000. During 2004, the Company recognized compensation expense associated with these option grants of $922,000. As of December 31, 2004, $218,000 of deferred compensation remained to be amortized.

In April 2004 the Company granted options under the 2000 Plan to its employees to purchase an aggregate of 156,650 shares of common stock at a price below the then current market value. The options have an exercise price of $2.00 per share and a 10-year life. One quarter of the options vested on July 1, 2004 with the remaining options vesting annually over the subsequent three years fully vested. In July 2004, the Company issued options under the 2000 Plan to its employees to purchase an aggregate of 78,250 shares of common stock at a price below the then current market value. The options have a weighted average exercise price of $3.76 per share and a 10-year life. The aggregate value of these option grants was estimated at $802,000 and is being recognized as compensation expense over the vesting period. During 2004, the Company recognized compensation expense associated with these option grants of $360,000. As of December 31, 2004, $413,000 of deferred compensation remained to be amortized.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fair Value Disclosure—The fair values of the options granted by Lumera to employees were estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively:

	December 31,
	2004	2003	2002
Risk Free Interest Rate	3.2%	3.8%	4.6%
Expected Life (in years)	5.5	7.0	7.0
Dividend Yield	0.0%	0.0%	0.0%
Volatility	83.0%	83.0%	83.0%

8.	WARRANTS

In October 2002, the Company issued a warrant to purchase 164,000 shares of Class A common stock at an exercise price of $3.65 per share to Arizona Microsystems, L.L.C. for use of certain technology. These warrants were exercised in a cashless transaction for 38,935 common shares in July 2004.

In April 2004 the company issued warrants to purchasers of its convertible promissory notes for an aggregate of 115,000 shares of Common Stock at and exercise price of $7.20 per share. The value of the warrants granted, which are exercisable through April 21, 2009, was estimated to be approximately $344,000 using the Black Scholes option pricing model. The relative fair value of the warrants of $301,000 was be treated as a debt issuance cost and was amortized to interest expense over the one- year term of the debt.

In July 2004 the Company issued warrants to its Underwriters in connection with the Company’s initial public offering to purchase a total of 600,000 shares of Lumera common stock at a purchase price of $8.34, or 120% of the price of the Company’s shares upon completion of its IPO. The warrants are exercisable through July 28, 2009. These warrants were treated as a cost of raising capital.

Microvision holds a warrant to purchase a total of 170,546 shares of Common Stock at an exercise price of $8.80 per share. The warrant is exercisable through March 2011. The Microvision warrant, originally issued for 150,000 Series A Preferred shares at $10.00 per share, carried anti-dilution rights which, upon completion of the Company’s IPO, triggered an automatic adjustment to the number of shares and exercise price.

9.	CONVERTIBLE NOTES PAYABLE

In April 2004, the Company received cash proceeds from the issuance of convertible promissory notes in the aggregate principal amount of $2.3 million. The notes accrued interest at a rate of 6.5% per annum and were payable on demand at the earlier of March 31, 2005 or upon the closing of an underwritten public offering of the Company’s common stock. The principal amount and any accrued but unpaid interest in respect of each note was convertible, at the option of the holder, into shares of the Company’s Class A common stock. The conversion price of the Notes was stated as the lesser of $6.00 per share of common stock or the price per share offered to the public in any underwritten IPO of the Company’s common stock.

In connection with the sale of these convertible notes, the Company also issued warrants to purchase an aggregate of 115,000 shares of common stock at a price of $7.20 per share. The warrants expire in April 2009. The value of the warrants granted was estimated to be approximately $344,000 at the date of grant using the Black Scholes option pricing model. The Company allocated the proceeds to the convertible note and warrant based on their relative fair value. The relative fair value of the warrants of $301,000 was treated as a debt issuance cost and was amortized to interest expense over the one-year term of the debt.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Upon completion of the Company’s IPO in July 2004 the notes became due and payable. All of the note holders elected to receive cash payments, which resulted in principal and interest payments totaling $2,344,000 in August 2004. The unamortized debt issuance costs were recognized immediately as interest expense at that time. During 2004, the Company recognized a total of $345,000 of interest expense associated with the Notes.

10.	COMMITMENTS AND CONTINGENCIES

Agreements with the University of Washington—In October 2000, the Company entered into a license agreement (“License Agreement”) and a research agreement (“Sponsored Research Agreement”) with the University of Washington (“UW”). The License Agreement grants the Company rights to certain intellectual property including technology being developed under the sponsored Research Agreement whereby the Company has a royalty-bearing license to make, sell or sublicense the licensed technology. Under the terms of the License Agreement, the Company issued 802,414 shares of the Company’s Class A common stock to the UW. The shares, although initially subject to a vesting schedule tied to performance under the Sponsored Research Agreement, were vested in full by mutual agreement between the UW and the Company on January 8, 2001. The shares issued were valued by management at $3,009,000, based on a value of $3.75 per share on the date of issuance. Management considered a number of factors, including an independent valuation, projected cash flows from the Company’s technology and expected future products, general market conditions and the risks inherent in achieving the Company’s business plan in determining the fair value of the common shares issued. The value of the shares issued was recorded as prepaid stock-based research expense and was fully amortized to expense as of March 31, 2004.

Under the terms of the License Agreement, the Company is also required to pay certain costs related to filing and processing of patents and copyrights related to the agreements. Additionally, the Company is required to pay certain ongoing royalty payments at a minimum of $75,000 per annum. The Company has not made any royalty payments to date in excess of these minimums. These payments have been expensed as incurred.

As part of the Sponsored Research Agreement, the Company agreed to pay an aggregate of $9,000,000 in quarterly payments over three years for research services. The first payment was made on February 26, 2001. The Company expensed the total expected payments on a straight-line basis because there was no more readily determinable pattern of the performance of the research services under the agreement.

In February 2002, the Company and the UW amended the Sponsored Research Agreement to extend quarterly payments and performance through 2005. In March 2003, the Company and the UW entered into a second amendment to the Sponsored Research Agreement, which deferred certain 2003 payments until 2004. In November 2003, the Company and the UW entered into a third amendment to the Sponsored Research Agreement. Under the terms of the third amendment, the Company’s payment obligation to the UW was reduced to $125,000 per quarter from October 1, 2003 to September 30, 2004, and $300,000 for the quarter ending December 31, 2004. The amendment required the Company to make its unpaid payments of $2,000,000 by May 2005. In April 2004, the Company and the University of Washington entered into a fourth amendment to the Sponsored Research Agreement that required payments of $125,000 for the quarters ending March 31, 2004 and September 30, 2004 and eliminated a contingent payment of $2,000,000 that had been due in April 2004. For each of the quarters ending September 30, 2004 and December 31, 2004, the Company was required to pay $250,000. The agreement will terminate in 2005 after payments of $375,000 are made at the beginning of each of the first two quarters. Total payments under the Amended Sponsored Research Agreement will be $5,750,000 instead of the $9,000,000 under the terms of the original agreement.

Subsequent to each amendment noted above, the Company prospectively adjusted the amortization of the research payments to account for the extended period over which the payments would be made and services

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

provided. As a result of these adjustments, the Company had cumulatively recognized expenses in excess of payments made of $1,948,000 at December 31, 2003. As a result of the fourth amendment and the elimination of the contingent $2 million payment in 2005, the company recognized a credit to research and development expense of $2.4 million in 2004.

In April 2004, the Company and the University of Washington entered into a fourth amendment to the Sponsored Research Agreement that required payments of $125,000 for the quarters ending March 31, 2004 and September 30, 2004 and eliminated a contingent payment of $2,000,000 that had been due in April 2004. For each of the quarters ending September 30, 2004 and December 31, 2004, the Company was required to pay $250,000. The agreement will terminate in 2005 after payments of $375,000 are made at the beginning of each of the first two quarters. Total payments under the Amended Sponsored Research Agreement will be $5,750,000 instead of the $9,000,000 under the terms of the original agreement.

The following table summarizes payments made and expense recorded during the years ending December 31:

	2004	2003	2002
	(in thousands)
Payments made	$800	$1,300	$1,556

Sponsored research	$(1,223)	$1,924	$2,400
Optical materials	50	300	300
Minimum royalty	75	75	75

Expenses recorded on payments	$(1,098)	$2,299	$2,775
Amortization of stock	159	1,003	1,003

Total expense recorded	$(939)	$3,302	$3,778

The following table outlines future required payments and royalties related to the Sponsored Research Agreement and optical materials arrangement for the years ending December 31:

	2005	Minimum annually thereafter
	(in thousands)
Research plan payments	$750	$—
Optical materials payments	—	—
Royalties payments	75	75

Total	$825	$75

Lease Commitments—The Company has a sublease agreement with Microvision for its corporate facilities at a base rate of approximately $21,000 per month, plus common area charges, which is effective through April 6, 2006. The Company had no other significant operating or capital leases at December 31, 2004.

Claims and Litigation—In the opinion of management, litigation, contingent liabilities and claims against the Company in the normal course of business are not expected to involve any judgments or settlements that would be material to the Company’s financial condition, results of operations or cash flows.

11.	RETIREMENT SAVINGS PLAN

On August 31, 2004, the Company established its retirement savings plan (“the Plan”), which qualifies under the Internal Revenue Code Section 401(k) and covers all qualified employees. The Plan allows the

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Company to match 50% of an employee’s contribution to the Plan up to a maximum 6% of the employee’s base salary. During the period from September through December 31, 2004, the Company contributed $19,000 to the Plan under the matching program. Prior to August 31, 2004 the Company’s employees participated in the Microvision retirement savings plan. The Company contributed $33,000, $43,000 and $40,000 in matching payments under the Microvision Plan in the first eight months of 2004, and 2003 and 2002, respectively.

12.	QUARTERLY FINANICAL DATA (UNAUDITED)

The following table represents certain unaudited quarterly financial information for the eight quarters ended December 31, 2004. In management’s opinion, this information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share data)
Total Revenue
2004	$316	$288	$292	$93	$989
2003	369	395	676	285	1,725
Gross Profit (Loss)
2004	122	100	128	(12)	338
2003	171	211	303	26	711
Net Loss Available to Common Shareholders
2004	(2,592)	(732)	(3,176)	(2,923)	(9,423)
2003	(2,124)	(2,082)	(1,848)	(2,029)	(8,083)
Basic and diluted net loss per share attributable to common stockholders
2004	$(0.43)	$(0.08)	$(0.24)	$(0.14)	$(0.89)
2003	(0.34)	(0.34)	(0.30)	(0.33)	(1.31)

Quarterly and annual earnings per share are calculated independently, based on the weighted average number of shares outstanding during the periods.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
Date: March 31, 2005	By	/s/ Jeff T. Wilson Jeff T. Wilson Chief Accounting Officer (Principal Accounting Officer)

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

10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993 (1)+
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993 (1)+
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994(18)
10.5	1993 Stock Option Plan(1)*
10.6	1996 Stock Option Plan, as amended.(17)*
10.7	1996 Independent Director Stock Plan, as amended.(17)*
10.8	Form of Executive Option Exercise Loan Plan(3)*
10.9	Lease Agreement between S/I Northcreek II, LLC and Microvision, Inc., dated October 27, 1998(23)
10.9.1	Lease Amendment No 1 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated July 12, 1999(9)
10.9.2	Lease Amendment No 12 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated February 14, 2001(9)
10.10	Form of Consulting Agreement between Microvision, Inc. and Avram Miller and Jacqueline Brandwynne dated August 10, 2000(8)
10.11	Form of Common Stock Purchase Warrant issued to Avram Miller and Jacqueline Brandwynne dated August 10, 2000(8)
10.12	Exclusive Licensing Agreement between the University of Washington and Lumera Corporation dated October 20, 2000(11). +
10.13	Sponsored Research Agreement between the University of Washington and Lumera Corporation dated October 20, 2000(11).
10.14	Independent Director Stock Option Plan, as amended(16)*
10.15	Investors' Rights Agreement, dated as of March 14, 2001 by and between Lumera Corporation and certain investors(12)
10.16	Executive Loan Plan and Related Form of Note(16)*
10.17	Microvision, Inc. Series 1 Stock Purchase Warrant, dated April 1, 1999, issued to Capital Ventures International (18)
10.18	Form of Stock Purchase Agreement dated March 22, 2002(20)
10.19	Form of Stock Purchase Agreement dated July 22, 2002(19)
10.20	Form of Securities Purchase Agreement dated as of March 3, 2003(18)
10.21	Form of the Option Agreement for options granted outside of the Plans(21)
10.22	Common Stock Purchase Warrant, dated as of January 14, 1999, issued to Stan Berk(22)
10.23	Common Stock Purchase Warrant, dated as of July 13, 1999, issued to Stan Berk(22)
10.24	Common Stock Purchase Warrant, dated as of April 13, 2000, issued to Burt S. Davis(22)
10.25	Common Stock Purchase Warrant, dated as of June 21, 2000, issued to Stan Berk(22)
10.26	Common Stock Purchase Warrant, dated as of October 15, 2001, issued to Ladenburg Thalmann & Co. Inc. (22)
10.27	Registration Rights Agreement dated as of September 9, 2004 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (24)
10.28	Securities Purchase Agreement dated as of September 9, 2004 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (24)
10.29	License and Development Agreement dated as of December 30, 2004 by and between Microvision, Inc. and Ethicon Endo-Surgery, Inc. + (26)
10.30	Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (25)
23.1	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney pursuant to which this report may be filed. (26)
31.1	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

______

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

(24) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 10, 2004.

(25) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 14, 2005.

(26) Incorporated by reference to the Company's Current Report on Form 10-K filed on March 17, 2005.

+ Subject to confidential treatment.

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this Report.