Form 10-K/A
period 2004-12-31
MICROVISION INC
filed 2005-04-27
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

The information set forth in this report in Item 1 "Description of Business" and in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward- looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by that section. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company, as well as assumptions relating to the foregoing. The words "believe," "expect," "will," "anticipate," "estimate," "target," "project," "plan," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Certain factors that realistically could cause actual results to differ materially from those projected in the forward-looking statements are set forth in Item 1 "Description of Business - Risk Factors Related to the Company's Business."

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

The scanned beam display technology can also be used to achieve a more conventional front or rear projection display. The screen may be transparent, providing the user with a head-up display capability and overlaying the digital information on the view of the outside world. Projection could be used for head- up display applications that demand high brightness, high-resolution and long life in a rugged environment, such as automotive displays. Scanned beam display technology could also be incorporated into other products such as video projectors, large-screen monitors, or rear-projection televisions.

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

Light Sources. The light source creates the light beam that paints the image on a screen or on the viewer's eye. In a full-color scanned beam display, red, green and blue light sources are modulated and mixed to generate the desired color and brightness. Low power solid-state lasers, laser diodes and light- emitting diodes are suitable light sources for the scanned beam display. Blue and green solid-state lasers are currently available but are useful only for scanned beam display applications where cost and size are less important. Miniaturized laser diodes are commercially available in red, and a number of companies are developing blue laser diodes in anticipation of high volume consumer electronics applications. Miniaturized light-emitting diodes are less expensive and consume less power than laser diodes. Microvision is working with companies that have developed custom red, blue and green light-emitting diodes that provide sufficient brightness for many scanned beam display applications. Microvision has built working prototype full-color scanned beam displays with these light-emitting diodes.

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

The U.S. Army has deployed 100 Nomad systems in the US Army's Stryker Brigade Combat Team in Iraq. The helmet-mounted Nomad Augmented Vision System provides the vehicle commander with a head-up, daylight-readable, remote display from the Stryker vehicle's onboard battlefield computer while allowing the commander to operate from the hatch opening. The Nomad allows the commander to observe the surroundings, while choosing the optimum path ahead, commanding the vehicle and using tactical information.

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

Flic Scanners are manufactured for Microvision by a contract manufacturer located in Batam, Indonesia. Microvision distributes branded and private- labeled Flic Scanners directly to end users through value added resellers, original equipment manufacturers and phone and internet orders.

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

Automotive Head-Up Displays

During 2004, Microvision continued to improve upon its prototype automotive head-up displays for automotive companies and Tier 1 suppliers to automotive companies. These head-up displays use scanners, light sources and electronic components similar to those in the Nomad display, but use optics that are unique for this head-up display application. These prototypes demonstrate that scanned beam display technology can be used in a head-up display that projects a day- light or night-light readable image onto the windscreen of an automobile to provide the vehicle operator with a variety of information related to the car's operation. Microvision believes that it can further develop these prototypes into products that will meet the automotive companies' specifications for size, brightness, image quality and cost. Microvision plans to continue this sponsored research and development work in 2005.

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

Engineering Services to Develop Custom Products. Microvision expects that some customers will require unique designs for displays. Microvision expects that such relationships will generally involve a period of co- development during which engineering and marketing professionals from potential customers or original equipment manufacturers would work with Microvision's technical staff to specify, design and develop a product appropriate for the targeted market and application. Microvision would charge fees to its customers or original equipment manufacturers to fund the costs of the engineering effort incurred on such development projects. The nature of the relationships with such customers or original equipment manufacturers may vary from partner to partner depending on the proposed specifications for the scanned beam technology, the product to be developed, and the customers' or original equipment manufacturers' design, manufacturing and distribution capabilities. Microvision believes that by limiting its own direct manufacturing investment for consumer products, it will reduce the capital requirements and risks inherent in taking the scanned beam technology to the consumer market.

Manufacture and Sale of High Performance Products. Microvision anticipates providing high performance products to professional end-users in markets with lower product volume requirements. Microvision expects that end- users in this category will include professionals in defense, industry and medicine. Depending upon the circumstances, Microvision may manufacture these products using standard component suppliers and contract manufacturers as required, may license its technology to original equipment manufacturers or may seek to form one or more joint ventures to manufacture the products.

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

Under the terms of the license agreement, Microvision agreed to pay a non- refundable fee of $5.1 million, which was fully paid in August 1997, and to issue to the University of Washington shares of Microvision's common stock, which shares have been issued. In addition, the University of Washington is entitled to receive ongoing royalties. Microvision also entered into a research agreement with the University of Washington to further develop the Virtual Retinal Display technology, payments of which were credited to the license fee.

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

We will require additional capital to fund our operations in 2006. If revenues are less than we anticipate, if the level and mix of revenues vary from anticipated amounts and allocations or if expenses exceed the amounts budgeted, we may require additional capital earlier to further the development of our technologies, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. In addition, our operating plan provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by us. Additional financing may not be available to us or, if available, may not be available on terms acceptable to us on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit our operations substantially. Our capital requirements will depend on many factors, including, but not limited to, the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce products incorporating the scanned beam and optical material technologies and the market acceptance and competitive position of such products. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of current shareholders' shares. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary cost, which may include non-contractual research cost.

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

Our success depends, in part, on our ability to gain acceptance of our current and future products by a large number of customers. Achieving market- based acceptance for our products will require marketing efforts and the expenditure of financial and other resources to create product awareness and demand by potential customers. We may be unable to offer products consistently or at all that compete effectively with products of others on the basis of price or performance. Failure to achieve broad acceptance of our products by potential customers and to effectively compete would have a material adverse effect on our operating results.

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

Lumera was deconsolidated in July 2004.

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

The key accounting policies described above are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management to apply its judgment or make estimates. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result to the Company's consolidated financial statements. Additional information about Microvision's accounting policies, and other disclosures required by generally accepted accounting principles, are set forth in the notes to the Company's consolidated financial statements, which begin on page 36 of this Annual Report on Form 10-K.

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

In September 2003, Microvision issued two warrants to purchase an aggregate of 70,000 shares of common stock to a third party for services provided to Microvision. One warrant grants the holder the right to purchase up to 60,000 shares of common stock at a price of $7.50 per share. The warrant vested in three equal tranches on the date of grant, in December 2003 and in March 2004. The other warrant to purchase up to 10,000 shares of common stock at a price of $12.00 per share vested in March 2004. The deferred compensation related to these warrants was amortized to non-cash compensation expense over the fourteen month service period of the agreement. There is no amortization remaining at December 31, 2004. Non-cash amortization expense related to these warrants was $140,000 and $192,000 for 2004 and 2003 respectively. The total value of the warrants was estimated on December 31, 2003 and the grant date at $318,000 and $328,000, respectively. The fair values of the warrants were estimated on the date of grant and December 31, 2003, using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatilities of 83%, risk-free interest rates of 2.7% and dividend yields of zero percent. The expected lives used at the measurement dates above were 4 years and 3.9 years, respectively.

.

In August 2000, Microvision entered into five-year consulting agreements with two independent consultants to provide strategic business and financial consulting services. Under the terms of the agreements, each consultant received a warrant to purchase 100,000 shares of common stock at an exercise price of $34.00 per share. The warrants vested over three years and the unvested portions were subject to remeasurement at each balance sheet date during the vesting period until the end of the vesting period on June 7, 2003. The original value of the warrants was estimated at $5.5 million, however, due to decreases in the Company stock price, the value in June 2003 was estimated to be $3.0 million. In 2004 and 2003, total non-cash amortization for these agreements was $447,000 and $595,000, respectively. The fair values of the warrants were determined in June 2003 and the issue date, using the Black- Scholes option-pricing model with the following weighted-average assumptions: dividend yield of zero percent, expected volatility of 83% for both measurement dates, risk-free interest rates of 4.0% and 5.9%, and expected lives of 7.4 and 9.2 years. Deferred compensation related to these warrants at December 31, 2004 was $270,000.

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

Product Revenue.

Product revenue increased by $607,000, or 115 % to 1.1 million from $528,000 in 2002.

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

                                                       December 31, December 31,
                                                          2004          2003
                                                       -----------  ------------
Raw materials                                         $ 1,607,000  $     98,000
Work in process                                            77,000            --
Finished goods                                          1,483,000       233,000
                                                       -----------  ------------
                                                      $ 3,167,000  $    331,000
                                                       ===========  ============
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

The following table lists the Company's contractual obligations (in thousands):

                                                                           December 31,
                                               ----------------------------------------------------------------
                                                 2005       2006       2007       2008       2009     After 2009   Total
                                               ---------  ---------  ---------  ---------  ---------  ---------  ---------
Contractual Obligations:
Open purchase orders *                        $   1,719  $      44  $      34  $      --  $      --  $          $   1,797
Minimum payments under senior secured
  convertable notes                               1,667       6667       1666                                      10,000
Minimum payments under capital leases                42          6          4         --         --                    52
Minimum payments under operating leases           1,985        473         46         --         --                 2,504
Minimum payments under research, royalty                                                                               --
 and licensing agreements                           215        390        390        215        215       t         1,425
                                               ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total                                     $   5,628  $   7,580  $   2,140  $     215  $     215  $      --  $  15,778
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

The maturities of cash equivalents and investment securities, available-for- sale, as of December 31, 2004, are as follows:

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

INDEX TO FINANCIAL STATEMENTS

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

PricewaterhouseCoopers LLP

Seattle, Washington

March 15, 2005

Microvision, Inc.

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

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
                                                                                       ==========  ==========

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Shareholders' Equity
Current liabilities
  Accounts payable                                                                    $    2,624  $    1,223
  Accrued liabilities                                                                      4,538       5,164
  Allowance for estimated contract losses                                                     53          --
  Billings in excess of costs and estimated earnings on uncompleted contracts              3,318          53
  Current portion of capital lease obligations                                                39          62
  Current portion of long-term debt                                                           77          70
                                                                                       ----------  ----------
    Total current liabilities                                                             10,649       6,572

  Research liability, net of current portion                                                  --       1,948
  Capital lease obligations, net of current portion                                            9          34
  Long-term debt, net of current portion                                                      22          99
  Deferred rent, net of current portion                                                       21         107
  Other long-term liabilities                                                                 --          16
                                                                                       ----------  ----------
    Total liabilities                                                                     10,701       8,776
                                                                                       ----------  ----------

Commitments and contingencies (note 14)                                                       --          --
Minority interests                                                                            --       1,847
Mandatorily redeemable convertible preferred stock, par value $.001
  25,000 shares authorized; 10 and 0 shares issued and outstanding
  (liquidation preference of $10,108)                                                      7,647          --
                                                                                       ----------  ----------
Shareholders' equity
  Common stock, par value $.001; 73,000 shares authorized;
   21,509 and 21,449 shares issued and outstanding                                            22          21
  Additonal paid-in capital                                                              196,929     180,354
  Deferred compensation                                                                     (305)       (846)
  Subscriptions receivable from related parties                                             (166)       (166)
  Receivables from related parties, net                                                   (1,823)     (1,823)
  Accumulated other comprehensive income                                                      --          25
  Accumulated deficit                                                                   (187,467)   (154,270)
                                                                                       ----------  ----------
    Total shareholders' equity                                                             7,190      23,295
                                                                                       ----------  ----------
      Total liabilities, minority interests and shareholders' equity                  $   25,538  $   33,918
                                                                                       ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statements of Operations
(in thousands, except share and per share amounts)

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
                                                                                       ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

Microvision, Inc.

Consolidated Statement of Cash Flows
(in thousands)

                                                                                              Years Ended December 31,
                                                                                         -------------------------------
                                                                                           2004       2003       2002
                                                                                         ---------  ---------  ---------
Cash flows from operating activities
  Net loss                                                                              $ (33,197) $ (26,163) $ (27,176)
  Adjustments to reconcile net loss to net cash used in operations
    Depreciation                                                                            2,406      3,113      2,943
    Loss (gain) on disposal of fixed assets, net                                                1        (36)        --
    Non-cash expenses related to issuance of stock, warrants, and options,
     and amortization of deferred compensation                                              2,118      2,156      1,984
    Impairment of long-term investment                                                         --         --        624
    Allowance for receivables from related parties                                             --        200        700
    Realized gain on sale of investment securities                                             --        (39)        --
    Minority interests in loss of consolidated subsidiary                                  (2,438)    (7,125)    (7,741)
    Equity in losses of Lumera                                                              1,711         --         --
    Non-cash deferred rent                                                                    (86)       (85)        (9)
    Non-cash interest on notes payable                                                        125         --         --
    Allowance for estimated contract losses                                                    53         --       (155)
  Change in
    Accounts receivable                                                                    (3,420)      (581)       397
    Intercompany receivable                                                                    38         --         --
    Costs and estimated earnings in excess of billings on uncompleted contracts                35        409        511
    Inventory                                                                              (2,836)       416       (648)
    Other current assets                                                                     (427)       (93)       (46)
    Other assets                                                                               87         40       (206)
    Accounts payable                                                                        2,631        (68)      (325)
    Accrued liabilities                                                                       865        705        (47)
    Billings in excess of costs and estimated earnings on uncompleted contracts             3,265       (177)       170
    Research liability, current and long-term                                              (1,762)       923      1,025
                                                                                         ---------  ---------  ---------
      Net cash used in operating activities                                               (30,831)   (26,405)   (27,999)
                                                                                         ---------  ---------  ---------
Cash flows from investing activities
  Sales of investment securities                                                           12,053      3,249     12,701
  Purchases of investment securities                                                       (1,000)    (9,080)      (246)
  Sales of restricted investment securities                                                 1,269      1,356      1,536
  Purchases of restricted investment securities                                            (1,238)    (1,269)    (1,356)
  Collections of receivables from related parties                                              --         20         --
  Advances under receivables from related parties                                              --         --       (491)
  Purchases of property and equipment                                                      (1,040)    (1,549)    (1,354)
                                                                                         ---------  ---------  ---------
      Net cash provided by (used in) investing activities                                  10,044     (7,273)    10,790
                                                                                         ---------  ---------  ---------
Cash flows from financing activities
  Principal payments under capital leases                                                     (63)       (90)      (180)
  Proceeds from issuance of notes                                                           2,300         --         --
  Principal payments under long-term debt                                                     (70)       (63)       (57)
  Payment of preferred dividend                                                              (108)        --         --
  Payments received on subscriptions receivable                                                --         --        155
  Net proceeds from issuance of common stock and warrants                                     360     32,924     11,576
  Net proceeds from issuance of preferred stock and warrants                                9,886         --         --
  Net proceeds from sale of subsidiary's equity to minority interests                         500      1,735         --
                                                                                         ---------  ---------  ---------
      Net cash provided by financing activities                                            12,805     34,506     11,494
                                                                                         ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents                                       (7,982)       828     (5,715)
Cash and cash equivalents at beginning of year                                             10,700      9,872     15,587
Change in cash due to Lumera deconsolidation                                               (1,450)        --         --
                                                                                         ---------  ---------  ---------
Cash and cash equivalents at end of year                                                $   1,268  $  10,700      9,872
                                                                                         =========  =========  =========

Supplemental disclosure of cash flow information
Cash paid for interest                                                                  $     151  $      51  $      59
                                                                                         =========  =========  =========

Supplemental schedule of non-cash investing and financing activities
Property and equipment acquired under capital leases                                    $      15  $       8  $     127
                                                                                         =========  =========  =========
Other non-cash additions to property and equipment                                      $      18  $      66  $     173
                                                                                         =========  =========  =========
Issuance of common stock and warrants for services                                      $      --  $     159  $      --
                                                                                         =========  =========  =========
Effect of change in interest in subsidiary from issuance of
 subsidiary common stock                                                                $      --  $      --  $      --
                                                                                         =========  =========  =========
Issuance of subsidiary stock and stock options for services rendered                    $      --  $      --  $      --
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

Lumera was established to develop, manufacture and market optical devices using organic non-linear electro-optical chromophore materials. Lumera is working to commercialize the devices for potential wireless networking and optical networking applications.

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

Property and equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight- line method. Leasehold improvements are depreciated over the shorter of estimated useful lives or the lease term.

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

Net loss per share

Basic net loss per share is calculated on the basis of the weighted- average number of common shares outstanding during the periods. Net loss per share assuming dilution is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities. Net loss per share assuming dilution for 2004, 2003 and 2002 is equal to basic net loss per share because the effect of dilutive securities outstanding during the periods including options and warrants computed using the treasury stock method, is anti-dilutive. The dilutive securities and convertible securities that were not included in earnings per share were 6,836,000, 6,295,000, and 4,051,000, at December 31, 2004, 2003 and 2002, respectively.

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
                                                                      ============  ============

4. Investments available-for-sale

The following table summarizes the composition of the Company's available- for-sale investment securities at December 31, 2004 and 2003.

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
                                            ===========  ===========  ===========  ============

5. Inventory

Inventory consists of the following:

                                                       December 31, December 31,
                                                          2004          2003
                                                       -----------  ------------
Raw materials                                         $ 1,607,000  $     98,000
Work in process                                            77,000            --
Finished goods                                          1,483,000       233,000
                                                       -----------  ------------
                                                      $ 3,167,000  $    331,000
                                                       ===========  ============

6. Accrued liabilities

Accrued liabilities consist of the following:

                                                               December 31,
                                                       -------------------------
                                                          2004          2003
                                                       -----------  ------------
Bonuses                                               $ 1,600,000  $  1,487,000
Payroll and payroll taxes                                 763,000       858,000
Compensated absences                                      475,000       508,000
Taxes other than income taxes                              43,000       429,000
Facility closing cost                                     253,000       431,000
Professional Fees                                         371,000       236,000
Relocation                                                 90,000       205,000
Subcontractors                                                           81,000
Other                                                     943,000       929,000
                                                       -----------  ------------
                                                      $ 4,538,000  $  5,164,000
                                                       ===========  ============

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

In September 2001, Lumera issued fully vested options to purchase 33,000 shares of Class A common stock at an exercise price of $10.00 per share to a consultant for services completed. The options expire 10 years following the date of issue. The options were valued at $137,000 on the grant date, are not subject to remeasurement and were fully expensed in the period granted. The estimated fair value was determined using the Black-Scholes option-pricing model with the following assumptions: underlying security fair market value of $5.34, dividend yield of zero percent, expected volatility of 80%, risk- free interest rate of 4.0%, expected life of 10 years.

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

In August 2003, Lumera issued options to purchase an aggregate of 164,000 shares of its Class A Common Stock to two consultants in connection with entering into certain consulting agreements. Each holder was granted a warrant to purchase up to 82,000 shares of Class A Common Stock at a price of $3.65 per share with a ten year life. In aggregate, 41,000 of the options were vested on the grant date. The remaining 123,000 shares vest one-third on each subsequent annual anniversary of the grant date were subject to remeasurement at each balance sheet date during the vesting period. The deferred compensation and liability related to these options was amortized to non-cash compensation expense over the two year period of service under the agreements. The aggregate value of both options was estimated at $136,000 at the grant date and December 31, 2003. Total non-cash compensation expense was $315,000 for the period from January 1, 2004 through July 2004, and $32,000 for the year ended December 31, 2003. The fair values of the options were estimated at the grant date and December 31, 2003, using the Black-Scholes option pricing model with the following weighted-average assumptions: underlying security fair market value of $0.98, dividend yield of zero percent; expected volatility of 100% for both measurement dates; risk-free interest rates of 4.4% and 4.3%; and expected lives of 10 and 9.7 years, respectively.

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

12. Warrants

In September 2003, the Company issued two warrants to purchase an aggregate of 70,000 shares of common stock to a third party in exchange for services provided to the Company. One warrant grants the holder the right to purchase up to 60,000 shares of common stock at a price of $7.50 per share. The warrant vests in three equal tranches on the date of grant, in December 2003, and March 2004. The other warrant grants the holder the right to purchase up to 10,000 shares at a price of $12.00 per share and vests in March 2004. The unvested warrants were subject to remeasurement at each balance sheet date. The deferred compensation related to these warrants was being amortized to non-cash compensation expense over the fourteen month service period of the agreement. Non-cash amortization expense related to these warrants was $140,000 and $192,000 for 2004 and 2003 respectively. The total value of the warrants was estimated on December 31, 2003 and the grant date at $318,000 and $328,000, respectively. The fair values of the warrants were estimated on the date of grant and December 31, 2003, using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatilities of 83%, risk- free interest rates of 2.7% and dividend yields of zero percent. The expected lives used at the measurement dates above were 4 years and 3.9 years, respectively.

In August 2000, the Company issued warrants to purchase an aggregate of 200,000 shares of common stock to two consultants in connection with entering into certain consulting agreements with the Company. One of the consultants subsequently became a director. The warrants grant each of the holders the right to purchase up to 100,000 shares of common stock at a price of $34.00 per share. The warrants to purchase an aggregate of 150,000 shares vested over three years and were subject to remeasurement at each balance sheet date during the vesting period. The remaining warrants to purchase an aggregate of 50,000 shares had a measurement date at the time of grant. The deferred compensation related to these warrants is being amortized to non-cash compensation expense over the five-year period of service under the agreements. The total original value of both warrants was estimated at $5,476,000. Due to stock price fluctuations, the subsequent values for those warrants subject to remeasurement. On June 7, 2003, the warrants became fully vested and the value of both warrants was fixed. Total non-cash amortization expense was $447,000, $595,000, and $542,000 for the years ended

December 31, 2004, 2003 and 2002, respectively. The fair values of the warrants were estimated at June 7, 2003 and December 31, 2002 using the Black- Scholes option-pricing model with the following weighted-average assumptions: dividend yield of zero percent, and expected volatility of 83% for all measurement dates; risk-free interest rates of 4.0%, and 5.0% and expected lives of 7.4 and 8.1 years. Deferred compensation related to these warrants at December 31, 2004 was $270,000.

The following summarizes activity with respect to Microvision common stock warrants during the three years ended December 31, 2004:

                                                         Weighted-
                                                          average
                                                         excercise
                                              Shares       price
                                           ------------  ---------
Outstanding at December 31, 2001               615,000  $   25.55
Granted:
Exercise price greater than fair value         372,000       5.45
Exercised                                       (5,000)      8.00
Canceled/expired                                (7,000)      8.00
                                           ------------
Outstanding at December 31, 2002               975,000      18.10
Granted:
Exercise price greater than fair value         539,000       6.60
Exercise price less than fair value             60,000       7.50
Exercised                                           --         --
Canceled/expired                                    --         --
                                           ------------
Outstanding at December 31, 2003             1,574,000      13.76
Granted:
Exercise price greater than fair value         362,000       8.16
Exercised                                       22,000       6.50
Canceled/expired                              (196,000)     18.41
                                           ------------
Outstanding at December 31, 2004             1,718,000      12.14
                                           ============
Exercisable at December 31, 2004             1,718,000  $   12.14
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

The Director Option Plan provides for two types of Mandatory Grants: a fully vested option to purchase 15,000 shares of common stock to each independent director upon initial election or appointment to the Board of Directors, and an additional initial or annual reelection option to purchase 15,000 shares of common stock, which the earlier of one year or no later than the Company's subsequent regularly scheduled annual shareholders' meeting. For both types of Mandatory Grants, the exercise prices are set equal to the closing price of the Company's common stock as reported on the NASDAQ National Market on the date of grant and have ten year terms. Upon leaving the Board, the director's grants remain exercisable until their expiration dates.

The following table summarizes activity with respect to Microvision common stock options for the three years ended December 31, 2004:

                                                         Weighted-
                                                          average
                                                         excercise
                                              Shares       price
                                           ------------  ---------
Outstanding at December 31, 2001             5,057,000  $   21.52
Granted:
  Exercise price greater than fair value       106,000      10.23
  Exercise price equal to fair value           694,000       9.71
  Exercised                                     (3,000)      7.40
  Canceled under exchange program           (2,522,000)     24.63
  Forfeited                                   (256,000)     20.28
                                           ------------
Outstanding at December 31, 2002             3,076,000      16.03

Granted:
  Exercise price greater than fair value     1,935,000       7.15
  Exercise price equal to fair value           378,000       6.76
  Exercise price less than fair value          197,000       6.93
  Exercised                                    (82,000)      6.60
  Forfeited                                   (783,000)     10.06
                                           ------------
Outstanding at December 31, 2003             4,721,000      12.43

Granted:
  Exercise price greater than fair value       177,000       7.55
  Exercise price equal to fair value           487,000       6.76
  Exercise price less than fair value           90,000       8.35
  Exercised                                    (38,000)      6.25
  Forfeited                                   (319,000)     12.03
                                           ------------
Outstanding at December 31, 2004             5,118,000      11.72
                                           ============
Exercisable at December 31, 2004             3,908,000  $   12.66
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
Lumera Stock Options

In 2000, Lumera adopted the 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan provided for the granting of stock options to employees, consultants and non-employee directors of Lumera. Lumera reserved 3,000,000 shares of Lumera Class A Common Stock for issuance pursuant to the 2000 Plan. Following the adoption of the 2004 Equity Incentive Plan in July 2004, no more options will be issued under the 2000 Stock Option Plan. Grants, net of shares exercised and forfeited, under the Lumera 2000 Stock Option Plan totaled 1,521,080 shares at December 31, 2004.

In July 2004, Lumera adopted the 2004 Equity Incentive Plan (the "2004 Plan"). Awards under the Plan, can be a combination of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units (including restricted stock units), performance awards, cash awards and other awards not described that are convertible into or otherwise based on Lumera's stock. The 2004 Plan established an initial option pool of 2,000,000 shares.

Options under both the 2000 plan and the 2004 Plan may be granted for periods up to 10 years. Options granted under either plan may be either Incentive Stock Options ("ISO"'s) or non-qualified stock options. The exercise price of an ISO cannot be less than 100% of the estimated fair value of the common stock at the date of grant. To date, options granted generally vest over four years.

The following table presents activity under the Plans:

		Weighted-
		average
		exercise
	Shares	price
	-	-
Outstanding at December 31, 2001	634,830	$7.36
Granted:
Exercise price equal to fair value	96,600	10.00
Forfeited	(98,000)	4.63
	-
Outstanding at December 31, 2002	633,430	8.18
Granted:
Exercise price greater than fair value	308,450	3.38
Forfeited	(36,700)	10.00
	-
Outstanding at December 31, 2003	905,180	6.47
Granted:
Exercise price greater than fair value	5,000	2.00
Exercise price less than fair value	709,900	2.19
Forfeited	(91,500)	3.11
	-
Outstanding at July 22, 2004	1,528,580	4.67
	==========
Exercisable at July 22, 2004	800,718	$5.83
	==========

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

Since 2000, Microvision has held an investment in Lumera. From inception to July 2004, Lumera was a consolidated subsidiary and treated as a separate segment within Microvision. Subsequent to July 2004, Lumera became an equity method investment.

At December 31, 2004, Lumera is a significant unconsolidated equity investment of Microvision. For the period that Lumera is an unconsolidated investment (July 2004 through December 31, 2004) Lumera revenue was $303,000, Gross profit was $85,000, Loss from operations was $5,205,000 and Net loss was $5,199,000. At December 31, 2004 Lumera had Current assets of $19,623,000, Noncurrent assets of $13,263,000, Current liabilities of $1,493,000 and Shareholders equity of $31,393,000.

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

18. Quarterly Financial Information (Unaudited)

The following table presents the Company's unaudited quarterly financial information for the years ending December 31, 2004 and 2003:

                                                       Year Ended December 31, 2004
                                        ----------------------------------------------------------
                                        December 31,   September 30,    June 30,       March 31,
                                        -------------  -------------  -------------  -------------
Revenue                                $   3,317,000  $   2,729,000  $   2,398,000  $   2,974,000
Gross Margin                                  76,000        263,000        568,000      1,104,000
Net loss available for common shareholde  (8,247,000)   (10,094,000)    (8,512,000)    (6,690,000)
Net loss per share basic and diluted           (0.38)         (0.47)         (0.40)         (0.31)

                                                       Year Ended December 31, 2003
                                        ----------------------------------------------------------
                                        December 31,   September 30,    June 30,       March 31,
                                        -------------  -------------  -------------  -------------
Revenue                                $   4,039,000  $   2,565,000  $   4,511,000  $   3,537,000
Gross Margin                               2,102,000      1,066,000      2,310,000      2,128,000
Net loss                                  (5,210,000)    (6,865,000)    (6,692,000)    (7,396,000)
Net loss per share basic and diluted           (0.26)         (0.39)         (0.38)         (0.46)

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

MICROVISION, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

                                                                             Additions
                                                                       ------------------------
                                                          Balance at   Charges to   Charges to                  Balance at
                                                         beginning of   costs and      other                      end of
                      Description                        fiscal period  expenses     accounts     Deductions   fiscal period
-------------------------------------------------------  ------------  -----------  -----------  ------------  -------------
    Year Ended December 31, 2002
        Allowance for receivables from related parties  $         --  $       700  $        --  $         --  $         700
        Tax valuation allowance                               39,971           --       12,088            --         52,059

    Year Ended December 31, 2003
        Allowance for receivables from related parties           700          200           --            --            900
        Tax valuation allowance                               52,059           --       11,454            --         63,513

    Year Ended December 31, 2004
        Allowance for receivables from related parties           900           --           --            --            900
        Tax valuation allowance                                   --           --           --            --             --

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants in accounting or financial disclosure matters during the Company's fiscal years ended December 31, 2004 and 2003.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Chief Executive Officer and the Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securites and Exchange Act of 1934) prior to the filing of this annual report. Based on that evaluation, they concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were, in design and operation, effective.

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

ITEM 9B. OTHER INFORMATION

None

Item 10. Directors AND EXECUTIVE OFFICERS

Set forth below are the name, position held and age of each of the directors of the Company. The principal occupation and recent employment history of each of the directors are described below:

Name	Age	Position
Richard F. Rutkowski(3)	49	Chief Executive Officer, Director
Stephen R. Willey	51	President, Director
Jacqueline Brandwynne(1)(3)(4)*	67	Director
Richard A. Cowell(2)(4)*	57	Director
Slade Gorton(4)*	77	Director
Walter J. Lack(1)(2)(3)(4)*	57	Chairman of the Board, Director
Robert A. Ratliffe(1)(4)*	44	Director
Dennis Reimer(1)(2)(4)*	65	Director

_____________________________

* Independent Directors

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

(3) Member of the Finance Committee

(4) Member of the Nominating and Corporate Governance Committee

Richard F. Rutkowski has served as Chief Executive Officer of the Company since September 1995 and as a director since August 1995. Mr. Rutkowski also served as the Company's President from July 1996 to August 2002. From November 1992 to May 1994, Mr. Rutkowski served as Executive Vice President of Medialink Technologies Corporation (formerly Lone Wolf Corporation), a developer of high-speed digital networking technology for multimedia applications in audio-video computing, consumer electronics, and telecommunications. From February 1990 to April 1995, Mr. Rutkowski was a principal of Rutkowski, Erickson, Scott, a consulting firm. Mr. Rutkowski also serves as a director of Lumera Corporation and CMT Crimble Microtest.

Stephen R. Willey has served as President of the Company since August 2002 and as a director since June 1995. Mr. Willey served as the Company's Executive Vice President from October 1995 to August 2002, and an Industrial Fellow for the University of Washington's HIT Lab from October 1993 to October 1996. From January 1994 to April 1996, Mr. Willey served as an outside consultant to the Company through The Development Group, Inc. ("DGI"), a business and technology consulting firm founded by Mr. Willey in 1985. Mr. Willey served as Division Manager CREO Products, Inc., an electro-optics equipment manufacturer, from June 1989 to December 1992. Mr. Willey serves as a director of Pro.Net Communications, Inc., AirIQ, Inc., and eVenture Capital Corporation.

Jacqueline Brandwynne has served as a director of the Company since October 2000. Ms. Brandwynne is President and CEO of Brandwynne Corporation, a business focusing on marketing healthcare products. Ms. Brandwynne founded Brandwynne Corporation in 1981. Ms. Brandwynne also owns and manages Very Private, a specialized consumer products and media company. Ms. Brandwynne is a business strategist with over twenty-five years of experience working with companies including Citicorp, where she was the Global Business Strategist, American Cyanamid, Bristol Myers/Clairol, Revlon, National Liberty Life, Seagram & Sons, and Neutrogena. She serves on several not-for-profit Boards, including the California Institute of the Arts, the Los Angeles Opera, and Amici Degli Uffici in Florence, Italy.

Colonel Richard A. Cowell, USA, (Ret.) has served as a director of the Company since August 1996. Colonel Cowell is a Principal at Booz Allen Hamilton, Inc. where he is involved in advanced concepts development and technology transition, joint and service experimentation, and the interoperability and integration of command and control systems for Department of Defense and other agencies. Prior to joining Booz Allen Hamilton, Inc. in March of 1996, Colonel Cowell served in the United States Army for 25 years. Immediately prior to his retirement from the Army, Colonel Cowell served as Director of the Louisiana Maneuvers Task Force reporting directly to the Chief of Staff, Army. Colonel Cowell has authored and received awards for a number of documents relating to the potential future capabilities of various services and agencies.

Slade Gorton joined the company as a director in September 2003. Mr. Gorton is currently Of Counsel at the law firm of Preston Gates & Ellis LLP. Prior to joining the firm, he represented Washington State in the United States Senate for 18 years. Mr. Gorton began his political career in 1958 as a Washington State Representative and went on to serve as State House Majority Leader. In 1968 he was elected Attorney General of Washington State where he served until 1980. Mr. Gorton also served on the President's Consumer Advisory Council (1975-77), the Washington State Criminal Justice Training Commission (1969- 1981), the National Commission on Federal Election Reform (2001), and was chairman of the Washington State Law & Justice Commission (1969-76). Mr. Gorton also served in the U.S. Army, U.S. Air Force, and the U.S. Air Force Reserves. Mr. Gorton was a Commissioner on the National Commission on Terrorist Attacks upon the United States ("9-11 Commission").

Walter J. Lack has served as a director of the Company since August 1995. Mr. Lack is a partner of Engstrom, Lipscomb & Lack, a Los Angeles, California law firm that he founded in 1974. Mr. Lack has acted as a special arbitrator for the Superior Court of the State of California since 1976 and for the American Arbitration Association since 1979. He is a member of the International Academy of Trial Lawyers and an Advocate of the American Board of Trial Advocates. Mr. Lack also serves as a director of HCCH Insurance Holdings, Inc., a multinational insurance company listed on The New York Stock Exchange. He is a director of SUPERGEN, Inc., a pharmaceutical company listed on Nasdaq, dedicated to the development of products for the treatment of various cancers. He is also a director of Spectrum Laboratories, Inc. Mr. Lack has been involved in a number of start-up companies, both as an investor and as a director.

Robert A. Ratliffe has served as a director of the Company since July 1996. Mr. Ratliffe is currently Vice President, Portfolio Management of Kennedy Associates Real Estate Counsel, Inc., a full service institutional real estate investment advisor. From 1996 through April 2003, Mr. Ratliffe was Vice President and principal of Eagle River, Inc., an investment company specializing in the telecommunications and technology sectors, and held various management positions for the firm's portfolio companies. From 1986 to 1996, Mr. Ratliffe served as Senior Vice President, Communications, for AT&T Wireless Services, Inc., and its predecessor, McCaw Cellular Communications, Inc., where he also served as Vice President of External Affairs and as Vice President of Acquisitions and Development. Prior to joining McCaw Cellular Communications, Inc., Mr. Ratliffe was a Vice President with Seafirst Bank. Mr. Ratliffe serves as a director of Lumera Corporation.

General Dennis J. Reimer, USA, (Ret.) has served as a director of the Company since February 2000. General Reimer is the Director of the National Memorial Institute for the Prevention of Terrorism. General Reimer became the 33rd Chief of Staff, U.S. Army on June 20, 1995. Prior to that, he was the Commanding General of the United States Army, Forces Command, Fort McPherson, Georgia. During his military career he has commanded soldiers from company to Army level. General Reimer served in a variety of joint and combined assignments and has served two combat tours in Vietnam. He also served in Korea as the Chief of Staff, Combined Field Army and Assistant Chief of Staff for Operations and Training, Republic of Korea/United States Combined Forces Command. He served three other tours at the Pentagon as aide-de-camp to the Army Chief of Staff, General Creighton Abrams, as the Deputy Chief of Staff for Operations and Plans for the Army during Desert Storm, and as Army Vice Chief of Staff. General Reimer serves on the boards of DRS Technologies, Inc., Plato Learning Inc., and Mutual of America Life Insurance Company

Executive officers are appointed by our Board of Directors and hold office until their successors are elected and duly qualified. Messrs. Rutkowski and Willey, also serve as directors of Microvision. The following persons serve as executive officers of Microvision:

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

Dr. V. G. Veeraraghavan, age 55, has served as Senior Vice President, Research & Product Development of Microvision since July 2001. Prior to joining Microvision, from 1998 to 2001, Dr. Veeraraghavan served in senior management with Standard MEMS, a MEMS semiconductor fabrication, end-product packaging and systems integration firm. During his service with Standard MEMS, Dr. Veeraraghavan was, first, Vice President of its operations wafer foundry responsible for engineering and production of MEMS wafers and, second, was Vice President Business Development. From 1991 to 1998, Dr. Veeraraghavan served in various management positions at Lexmark International, Inc., a developer and manufacturer of novel color laser and inkjet solutions. Dr. Veeraraghavan holds an M.S. and a Doctorate in Materials Engineering from Purdue University and an M.B.A. from the University of Kentucky. He also received a B.S. in Science from the University of Madras (India) and a B.S. in Metallurgy from the Indian Institute of Science.

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

Andrew U. Lee, age 53, has served as Vice President, Sales of Microvision since 1997. Prior to joining Microvision, from 1992 to 1997, Mr. Lee was Senior Director, National Systems Sales for AEI Music Network, Inc., the largest audio- visual systems integrator in the United States. From 1988 to 1991, Mr. Lee was Vice President of Sales and Marketing for ADB Industries, Inc., a manufacturer of precision mechanical assemblies for the medical, defense and aerospace industries. Mr. Lee holds a B.S. in Political Science from the University of California at Berkeley.

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

The Audit Committee

The Board of Directors has an Audit Committee which assists the Board of Directors by monitoring and overseeing: (1) the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company, (2) the integrity of the financial statements of the Company, (3) compliance by the Company with legal and regulatory requirements, and (4) the performance of the Company's internal finance and accounting personnel and its independent auditors. Messrs. Cowell, Lack and Reimer currently serve on the Audit Committee, with Mr. Cowell serving as Chairman.

Audit Committee Financial Expert

The "audit committee financial expert" designated by our Board is Col. Richard A. Cowell (Ret.), an Independent Director. Col. Cowell holds a degree in accounting and has served for six years as Chair of the Company's Audit Committee. During his twenty-five years of service in the United States Army, Col. Cowell oversaw and actively supervised various complex governmental projects that involved government accounting with a breadth and level of complexity comparable to accounting issues raised by the Company's financial statements, including issues relating to estimates, accruals, and reserves. Since retiring from the Army, Col. Cowell has served as a principal at Booz Allen Hamilton, where he provides consulting services relating to significant government projects and grants which involve significant and complex accounting issues.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our directors, executive officers, and greater-than 10% shareholders file reports with the SEC relating to their initial beneficial owners10:59 AM 4/27/2005hip of the Company's securities and any subsequent changes. They must also provide us with copies of the reports.

Based on copies of reports furnished to us, we believe that all of these reporting persons complied with their filing requirements during 2004, except that Messrs. Lee, McIntyre, Raisig and Willey, all executive officers of the Company, each belatedly filed one Statement of Changes in Beneficial Ownership of Securities on Form 4, reporting 5, 4, 6 and 4 transactions, respectively; Ms. Brandwynne, a director of the Company, belatedly filed one Annual Statement of Beneficial Ownership of Securities on Form 5 reporting 1 transaction; and Mr. Lack, a director of the Company, belatedly filed two Statements of Changes in Beneficial Ownership of Securities on Form 4 reporting 3 transactions.

Code of Ethics

The Company has adopted a code of ethics applicable to the Company's principal executive officer, principal financial officer, and principal accounting officer, known as the Code of Ethics for Microvision Executives. The Company has also adopted a code of conduct applicable to the Company's directors, officers, and employees, known as the Code of Conduct. The Code of Ethics for Microvision Executives and the Code of Conduct are available on the Company's website. In the event we amend or waive any of the provisions of the Code of Ethics for Microvision Executives applicable to our principal executive officer, principal financial officer, and principal accounting officer, we intend to disclose the same on the Company's website at www.microvision.com.

Item 11. Executive Compensation

The following table sets forth the compensation awarded or paid to or earned by our Chief Executive Officer and our next four most highly compensated executive officers (the "Named Executive Officers"):

Summary Compensation Table
Name and Principal Position	Year	Annual Compensation			Long-term Compensation			All Other Compen- sation ($) (1)
		Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Awards		Payouts
					Restricted Stock Award (s) ($)	Securities Under-lying Options (#)	LTIP Payouts ($)

Richard F. Rutkowski, Chief Executive Officer and Director	2004	364,000	(2)	-	-	80,000	-	95,632
	2003	353,000	100,000	-	-	361,751	-	96,052
	2002	336,000	139,400	-	-	-	-	94,441

Stephen R. Willey, President and Director	2004	315,000	(2)	-	-	130,000	-	37,865
	2003	284,000	85,000	-	-	305,002	-	35,865
	2002	270,000	108,800	-	-	-	-	36,442

Richard A. Raisig, Chief Financial Officer	2004	272,000	(2)	-	-	70,000	-	45,749
	2003	263,000	68,000	-	-	232,613	-	44,749
	2002	250,000	82,450	-	-	-	-	43,018

Vilakkudi Veeraraghavan, Senior Vice President, Research & Product Development	2004	235,000	(2)	-	-	-	-	8,000
	2003	220,000	50,000	-	-	111,000	-	6,974
	2002	205,000	44,625	-	-	-	-	87,922

Todd R. McIntyre, Senior Vice President, Business Development	2004	200,000	(2)	-	-	30,000	-	6,021
	2003	166,061	40,000	-	-	182,627	-	4,940
	2002	157,500	42,000	-	-	-	-	11,342

(1) All Other Compensation amounts for 2004 include contributions of $8,000, $8,000, $8,000 and $6,021 to the accounts of Messrs. Willey, Raisig, Veeraraghavan and McIntyre, respectively, under the Company's qualified 401(k) Retirement Plan. The amounts also include forgiveness of $95,632, $29,865 and $37,749 of interest for Messrs. Rutkowski, Willey, Raisig, respectively, under one or both of the Company's Executive Option Exercise Loan Plan and Executive Loan Plan. For a description of the two plans, see "Executive Loan Plans" below. No Restricted Stock Awards or Long-Term Incentive Plan payments were made as of December 31, 2004.

(2) Bonuses have been earned for 2004, but the amounts have not been determined at the time of this filing. Bonus amounts will be disclosed in a subsequent filing.

Stock Option Grants in the Last Fiscal Year

The following table provides information regarding stock option grants made to Named Executive Officers during the fiscal year ended December 31, 2004:

Option Grants in Last Fiscal Year
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)(2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1) 5% ($) 10% ($)
Richard F. Rutkowski(3)(4)	80,000	12.0%	6.12	8/24/2014	307,907	780,296
Stephen R. Willey(3)(5)	130,000	19.6%	6.12	8/24/2014	500,349	1,267,982
Richard A. Raisig(3)(5)	70,000	10.5%	6.12	8/24/2014	269,418	682,759
Todd R. McIntyre (3)(5)	30,000	4.5%	6.12	8/24/2014	115,465	292,611

(1) In accordance with Securities and Exchange Commission rule, these columns show gains that could accrue for the respective options, assuming that the market price of Microvision's common stock appreciates from the date of grant over a period of 10 years at an annualized rate of 5% and 10%, respectively. If the stock price is not greater than the exercise price at the time of exercise, then actual realized value from these options will be zero.

(2) The exercise price of each grant was equal to the market price of the underlying security on the date of grant.

(3) This option vests 50% on the grant date of August 24, 2004, 25% on September 30, 2004, and 25% on December 31, 2004 and becomes immediately vested and exercisable, through its termination date, upon the occurrence of certain events following a change in control.

(4) Upon termination of Mr. Rutkowski, without cause, vested options granted thereto will be exercisable until one year following the last day of employment ("Employment Term"). Unvested options will continue to vest through his Employment Term and remain exercisable for a period of one year following the vesting date thereof. Remaining unvested options at the end of his Employment Term will be immediately cancelled.

(5) Upon termination of Messrs. Willey, Raisig or McIntyre, without cause, vested options granted thereto will be exercisable for one year following the last day of employment with the Company. Unvested options will be immediately cancelled.

Aggregated Option Values as of Year End 2004

The following table provides information regarding the aggregate number of options exercised during the fiscal year ended December 31, 2004, by each of the Named Executive Officers and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2004.

Aggregated Option Exercises in Last Fiscal

Year and FY-End Option Values
Name	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-the-Money Options at December 31, 2004 (1)

	Exercisable	Unexercisable	Exercisable ($)	Unexercisable ($)
Richard F. Rutkowski	826,475	47,316	70,400	-
Stephen R. Willey	523,788	31,225	161,275	-
Richard A. Raisig	412,015	32,808	61,600	-
Vilakkudi Veeraraghavan	139,454	41,000	-	-
Todd R. McIntyre	179,928	59,502	26,400	-

(1) The value of unexercised in-the-money options is based on the difference between $7.00 (the fair market value of the Company's common stock as reflected by the closing price of the common stock on the Nasdaq National Market as of December 31, 2004) and the exercise price of such options multiplied by the number of shares issuable upon exercise thereof.

Executive Loan Plans

The Company previously adopted two loan plans under which Richard F. Rutkowski, Stephen Willey, and Richard Raisig were able to borrow funds from the Company. At the end of each year, the Company will forgive the interest that accrued under the loans if the executive remains employed by the Company. In 2004, the Company forgave $95,632, $29,865, and $37,749 of interest for Messrs. Rutkowski, Willey, and Raisig, respectively. No additional loans have been made under either the Executive Option Exercise Loan Plan or the Executive Loan Plan since July 2002, and the Company does not intend to make any additional loans under these plans. The Company also has no plans to forgive the principal balance outstanding of the lines of credit. On February 16, 2005, Stephen Willey transferred 28,844 shares of the Company's common stock in full repayment of an existing loan and accrued interest thereon, which had become due on December 31, 2004. For additional details regarding loan balances and terms, see Item 13.

Certain Tax Considerations Related to Executive Compensation

As a result of Section 162(m) of the Internal Revenue Code of 1986, as amended, in the event that compensation paid by the Company to the Named Executive Officers in a year were to exceed an aggregate of $1,000,000, the Company's deduction for such compensation could be limited to $1,000,000.

Director Compensation

Pursuant to the Independent Director Stock Option Plan (the "Director Plan"), each Independent Director is granted a nonstatutory option to purchase 15,000 shares of common stock on the date on which he or she is first elected or appointed to the Board of Directors. These options are fully vested and immediately exercisable upon the date of grant. Each Independent Director also receives, upon his or her initial appointment or election and upon each subsequent reelection to the Board of Directors, an option to purchase 15,000 shares that will vest in full on the earlier of (i) the day prior to the date of the Company's annual meeting of shareholders next following the date of grant, or (ii) one year from the date of grant, provided the Independent Director continues to serve as a director on the vesting date. If an Independent Director ceases to be a director for any reason other than death or disability before his or her term expires, then any outstanding unvested options issued under the Director Plan to such Independent Director will be forfeited. Options vested as of the date of termination for any reason other than death or disability are exercisable through the date of expiration. The exercise price for each option is equal to the closing price of the Company's common stock as reported on the Nasdaq National Market on the date of grant. The options generally expire on the tenth anniversary of the date of grant.

In addition, each Independent Director receives the following cash compensation for his or her service as a director:

A fee of $20,000 that accrues as of the date of appointment or election to the Board of Directors, and as of the date of each subsequent reelection;

A fee of $3,000 for the Board chair or $2,000 per director for each Board meeting attended by the director; and

A fee of $3,000 for the committee chair or $2,000 per committee member for each committee meeting attended by the director that is held on a day other than a day on which a Board meeting is held.

All directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the Board of Directors.

Compensation Committee Interlocks And Insider Participation

The Compensation Committee is composed entirely of the following Independent Directors: Dennis Reimer, Jacqueline Brandwynne, Walter J. Lack, and Robert A. Ratliffe.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows as of April 15, 2005, the number of shares of common stock held by all persons we know to beneficially own at least 5% of the Company's common stock, the Company's directors, the Named Executive Officers, and all directors and executive officers as a group.

Name and Address of Beneficial Owner	Number of Shares (1)	Percentage of Common Stock (2)

Richard F. Rutkowski (3)	953,032	4.3%
c/o Microvision, Inc.
19910 North Creek Parkway
Bothell, WA 98011-3008

Stephen R. Willey (4)	695,404	3.2%
c/o Microvision, Inc.
19910 North Creek Parkway
Bothell, WA 98011-3008

Richard A. Raisig (5)	494,640	2.3%
c/o Microvision, Inc.
19910 North Creek Parkway
Bothell, WA 98011-3008

Walter Lack (6)	387,104	1.8%
c/o Microvision, Inc.
19910 North Creek Parkway
Bothell, WA 98011-3008

Todd R. McIntyre(7)	220,490	1.0%
c/o Microvision, Inc.
19910 North Creek Parkway
Bothell, WA 98011-3008

Jacqueline Brandwynne (8)	201,230	*
c/o Microvision, Inc.
19910 North Creek Parkway
Bothell, WA 98011-3008

Vilakkudi Veeraraghavan (9)	180,454	*
c/o Microvision, Inc.
19910 North Creek Parkway
Bothell, WA 98011-3008

Robert Ratliffe (6)	92,517	*
c/o Microvision, Inc.
19910 North Creek Parkway
Bothell, WA 98011-3008

Richard Cowell (6) c/o Microvision, Inc. 19910 North Creek Parkway Bothell, WA 98011-3008	85,067	*

Dennis Reimer (6)	82,167	*
c/o Microvision, Inc.
19910 North Creek Parkway
Bothell, WA 98011-3008

Slade Gorton (10)	46,000	*
c/o Microvision, Inc.
19910 North Creek Parkway
Bothell, WA 98011-3008

All executive officers and directors as a group (15 persons) (11)	3,984,995	16.1%

* Less than 1% of the outstanding shares of common stock.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants that are currently exercisable or convertible or may be exercised or converted within sixty days are deemed to be outstanding and to be beneficially owned by the person holding these options or warrants for the purpose of computing the number of shares beneficially owned and the percentage of ownership of the person holding these securities, but are not outstanding for the purpose of computing the percentage ownership of any other person or entity. Subject to community property laws where applicable, the Company believes that each shareholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned thereby.

(2) Percentage of common stock is based on 21,480,669 shares of common stock outstanding as of April 15, 2005.

(3) Includes 873,791 shares issuable upon exercise of options.

(4) Includes 555,013 shares issuable upon exercise of options.

(5) Includes 444,823 shares issuable upon exercise of options.

(6) Includes 78,867 shares issuable upon exercise of options.

(7) Includes 219,990 shares issuable upon exercise of options.

(8) Includes 169,030 shares issuable upon exercise of options and warrants.

(9) Includes 180,454 shares issuable upon exercise of options.

(10) Includes 45,000 shares issuable upon exercise of options.

(11) Includes 3,246,459 shares issuable upon exercise of options and 100,000 shares issuable upon exercise of warrants.

EQUITY COMPENSATION PLAN INFORMATION

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants and the remaining shares available for future issuance as of December 31, 2004.
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	4,763,000	$11.44	2,954,000
Equity compensation plans not approved by shareholders	686,000	23.20	-
Total	5,449,000	$12.92	2,954,000

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

The Company has two warrants outstanding to purchase an aggregate of 70,000 shares of Microvision common stock that were issued in September 2003 to a third party for services. The first warrant for 60,000 shares has an exercise price of $7.50 per share and vests in three equal tranches. The first tranche vests on the issue date, the second and third tranches vest three and six months following the issue date, respectively. The second warrant for 10,000 shares has an exercise price of $12.00 per share and vests six months after the issue date. The Company may cancel unvested tranches or the second warrant prior to their respective vest dates if it determines in good faith, and notifies the holder, that it is not satisfied with the holder's performance under the agreement. Vested warrants are exercisable prior to their expiration in September 2007. The warrant holder may transfer any portion or all of the warrant shares by delivering the original warrant certificate and a form of assignment to the Company. The number and price of securities for which the warrant may be exercised are subject to adjustment for certain changes in the Company's capital structure. Where the outstanding shares of common stock are divided into a greater number of shares, combined into a smaller number of shares, or a stock dividend is paid on the common stock, the exercise price per share shall be proportionately adjusted by the ratio of common shares outstanding immediately before and after the transaction. In the event of a change in the common stock from a merger, consolidation, reclassification, tender offer or exchange offer, or partial or complete liquidation, the holder will be entitled to receive, upon the exercise of the warrants, the same amount and kind of securities, cash or property to which the holder would have been entitled if, immediately prior to the change in capital structure, the warrant holder had held the number of shares of common stock obtainable upon the exercise of warrants

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 2000, the Company entered into a five year consulting agreement with Jacqueline Brandwynne, a director of the Company. In consideration for entering into the agreement, the Company issued warrants to purchase an aggregate of 100,000 shares of common stock to Ms. Brandwynne. The warrants grant Ms. Brandwynne the right to purchase up to 100,000 shares of common stock at a price of $34.00 per share. The warrants vest over three years and the unvested portion of the warrants are subject to remeasurement at each balance sheet date during the vesting period. The Company estimated the original value of the warrants as of the issuance date at $2,738,000.

The Company has two existing executive loan plans under which Richard F. Rutkowski, Stephen R. Willey, and Richard A. Raisig have borrowed funds from the Company. No loans have been made under these executive loan plans since July 2002, and the Company does not intend to make any additional loans under these plans. On February 16, 2005, Stephen Willey transferred 28,844 shares of the Company's common stock in full repayment of an existing loan and accrued interest thereon, which became due on December 31, 2004. No amounts are currently outstanding under the Company's Executive Option Exercise Loan Plan. The following table lists certain information describing each executive's loans as of December 31, 2004.
	Option
	Exercise Loan Plan	Loan Plan	Total

Mr. Rutkowski -
Balance outstanding	-	$1,708,000	$1,708,000
Highest aggregate balance during year	-	$1,708,000	$1,708,000

Mr. Willey -
Balance outstanding	$165,600	$370,000	$535,600
Highest aggregate balance during year	$165,600	$370,000	$535,600

Mr. Raisig -
Balance outstanding	-	$645,000	$645,000
Highest aggregate balance during year	-	$645,000	$645,000

Other Information -
Interest Rate Range	4.64%	5.43%-6.22%	4.64%-6.22%

Under the Loan Plan, the advances must be repaid within one year of the executive's termination of employment or within 30 days of termination of the Loan Plan by the Board of Directors unless the executive elects to convert the outstanding balance to a one-year term note.

Item 14. Audit Fees

Our independent auditors, PricewaterhouseCoopers LLP, billed the following fees to the Company for audit and other services for the fiscal year 2004:

Audit Fees

The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company's annual financial statements and the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q were $501,702 for the year ended December 31, 2004 and were $272,471 for the year ended December 31, 2003.

Audit Related Fees

Fees for audit related services totaled $0 in each of 2004 and 2003.

Tax Fees

Fees for tax services, including tax compliance, tax advice, and tax planning, totaled $15,700 in 2004 and $20,620 in 2003.

All Other Fees

Fees for all other services not described above totaled $0 in each of 2004 and 2003.

The Company's Audit Committee has considered whether the provision of services under the heading "All Other Fees" is compatible with maintaining the accountants' independence and has determined that it is consistent with such independence.

The Board of Directors has selected PricewaterhouseCoopers LLP to serve as the Company's independent accountants for fiscal year 2005. Representatives of PricewaterhouseCoopers LLP are expected to be present at the Annual Meeting and will have an opportunity to make a statement and to respond to appropriate questions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The Audit Committee pre-approves all audit services and all permitted non- audit services by the independent auditors. The Audit Committee has delegated the authority to take such action between meetings to the Audit Committee chairman, who reports the decisions made to the full Audit Committee at its next scheduled meeting.

The Audit Committee evaluates whether the Company's use of the independent auditors for permitted non-audit services is compatible with maintaining the independence of the independent auditors. The Audit Committee's policies prohibit the Company from engaging the independent auditors to provide any services relating to bookkeeping or other services related to accounting records or financial statements, financial information systems design and implementation, appraisal or valuation services, fairness opinions or contribution-in-kind reports, actuarial services, or internal audit outsourcing services unless it is reasonable to conclude that the results of these services will not be subject to audit procedures. The Audit Committee's policies completely prohibit the Company from engaging the independent auditors to provide any services relating to any management function, expert services not related to the audit, legal services, broker-dealer, investment adviser, or investment banking services or human resource consulting.

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

10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993 (1)+
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993 (1)+
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994(18)
10.5	1993 Stock Option Plan(1)*
10.6	1996 Stock Option Plan, as amended.(17)*
10.7	1996 Independent Director Stock Plan, as amended.(17)*
10.8	Form of Executive Option Exercise Loan Plan(3)*
10.9	Lease Agreement between S/I Northcreek II, LLC and Microvision, Inc., dated October 27, 1998(23)
10.9.1	Lease Amendment No 1 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated July 12, 1999(9)
10.9.2	Lease Amendment No 12 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated February 14, 2001(9)
10.10	Form of Consulting Agreement between Microvision, Inc. and Avram Miller and Jacqueline Brandwynne dated August 10, 2000(8)
10.11	Form of Common Stock Purchase Warrant issued to Avram Miller and Jacqueline Brandwynne dated August 10, 2000(8)
10.12	Exclusive Licensing Agreement between the University of Washington and Lumera Corporation dated October 20, 2000(11). +
10.13	Sponsored Research Agreement between the University of Washington and Lumera Corporation dated October 20, 2000(11).
10.14	Independent Director Stock Option Plan, as amended(17)*
10.15	Investors' Rights Agreement, dated as of March 14, 2001 by and between Lumera Corporation and certain investors(12)
10.16	Executive Loan Plan and Related Form of Note(16)*
10.17	Microvision, Inc. Series 1 Stock Purchase Warrant, dated April 1, 1999, issued to Capital Ventures International (18)
10.18	Form of Stock Purchase Agreement dated March 22, 2002(20)
10.19	Form of Stock Purchase Agreement dated July 22, 2002(19)
10.20	Form of Securities Purchase Agreement dated as of March 3, 2003(18)
10.21	Form of the Option Agreement for options granted outside of the Plans(21)
10.22	Common Stock Purchase Warrant, dated as of January 14, 1999, issued to Stan Berk(22)
10.23	Common Stock Purchase Warrant, dated as of July 13, 1999, issued to Stan Berk(22)
10.24	Common Stock Purchase Warrant, dated as of April 13, 2000, issued to Burt S. Davis(22)
10.25	Common Stock Purchase Warrant, dated as of June 21, 2000, issued to Stan Berk(22)
10.26	Common Stock Purchase Warrant, dated as of October 15, 2001, issued to Ladenburg Thalmann & Co. Inc. (22)
10.27	Registration Rights Agreement dated as of September 9, 2004 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (24)
10.28	Securities Purchase Agreement dated as of September 9, 2004 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (24)
10.29	License and Development Agreement dated as of December 30, 2004 by and between Microvision, Inc. and Ethicon Endo-Surgery, Inc. + (26)
10.30	Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (25)
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney pursuant to which this report may be filed. (26)
31.1	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

MICROVISION, INC.
Date: April 27, 2005	By	/s/ Jeff T. Wilson Jeff T. Wilson Chief Accounting Officer (Principal Accounting Officer)

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

10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993 (1)+
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993 (1)+
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994(18)
10.5	1993 Stock Option Plan(1)*
10.6	1996 Stock Option Plan, as amended.(17)*
10.7	1996 Independent Director Stock Plan, as amended.(17)*
10.8	Form of Executive Option Exercise Loan Plan(3)*
10.9	Lease Agreement between S/I Northcreek II, LLC and Microvision, Inc., dated October 27, 1998(23)
10.9.1	Lease Amendment No 1 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated July 12, 1999(9)
10.9.2	Lease Amendment No 12 to Lease between S/I Northcreek II, LLC and Microvision, Inc., dated February 14, 2001(9)
10.10	Form of Consulting Agreement between Microvision, Inc. and Avram Miller and Jacqueline Brandwynne dated August 10, 2000(8)
10.11	Form of Common Stock Purchase Warrant issued to Avram Miller and Jacqueline Brandwynne dated August 10, 2000(8)
10.12	Exclusive Licensing Agreement between the University of Washington and Lumera Corporation dated October 20, 2000(11). +
10.13	Sponsored Research Agreement between the University of Washington and Lumera Corporation dated October 20, 2000(11).
10.14	Independent Director Stock Option Plan, as amended(17)*
10.15	Investors' Rights Agreement, dated as of March 14, 2001 by and between Lumera Corporation and certain investors(12)
10.16	Executive Loan Plan and Related Form of Note(16)*
10.17	Microvision, Inc. Series 1 Stock Purchase Warrant, dated April 1, 1999, issued to Capital Ventures International (18)
10.18	Form of Stock Purchase Agreement dated March 22, 2002(20)
10.19	Form of Stock Purchase Agreement dated July 22, 2002(19)
10.20	Form of Securities Purchase Agreement dated as of March 3, 2003(18)
10.21	Form of the Option Agreement for options granted outside of the Plans(21)
10.22	Common Stock Purchase Warrant, dated as of January 14, 1999, issued to Stan Berk(22)
10.23	Common Stock Purchase Warrant, dated as of July 13, 1999, issued to Stan Berk(22)
10.24	Common Stock Purchase Warrant, dated as of April 13, 2000, issued to Burt S. Davis(22)
10.25	Common Stock Purchase Warrant, dated as of June 21, 2000, issued to Stan Berk(22)
10.26	Common Stock Purchase Warrant, dated as of October 15, 2001, issued to Ladenburg Thalmann & Co. Inc. (22)
10.27	Registration Rights Agreement dated as of September 9, 2004 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (24)
10.28	Securities Purchase Agreement dated as of September 9, 2004 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (24)
10.29	License and Development Agreement dated as of December 30, 2004 by and between Microvision, Inc. and Ethicon Endo-Surgery, Inc. + (26)
10.30	Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (25)
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney pursuant to which this report may be filed. (26)
31.1	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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