Form 10-Q
period 2005-01-31
MICROVISION INC
filed 2005-05-10
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒        NO    ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES    ☒        NO    ☐

      As of May 1, 2005, 21,481,000 shares of the Company's common stock, $0.001 par value, were outstanding.

Microvision, Inc.
FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Microvision, Inc.
Consolidated Balance Sheet
(In thousands, except per share data)
(Unaudited)

                                                                                                                March 31,     December 31,
                                                                                                                  2005           2004
                                                                                                              -------------  -------------
Assets
Current Assets
   Cash and cash equivalents                                                                                 $       5,025  $       1,268
   Investment securities, available-for-sale                                                                         1,241             --
   Accounts receivable, net of allowances of $193 and $193                                                           2,004          5,227
   Costs and estimated earnings in excess of billings on uncompleted contracts                                         526            597
   Inventory                                                                                                         3,643          3,167
   Other current assets                                                                                              1,302          1,293
                                                                                                              -------------  -------------
   Total current assets                                                                                             13,741         11,552

Investment in Lumera                                                                                                 9,257         10,201
Property and equipment, net                                                                                          1,915          2,318
Restricted investments                                                                                               1,101          1,238
Other assets                                                                                                           324            229
                                                                                                              -------------  -------------
   Total assets                                                                                              $      26,338  $      25,538
                                                                                                              =============  =============

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Shareholders' Equity
Current Liabilities
   Accounts payable                                                                                          $       1,793  $       2,624
   Accrued liabilities                                                                                               4,376          4,538
   Allowance for estimated contract losses                                                                              53             53
   Billings in excess of costs and estimated earnings on uncompleted contracts                                       1,592          3,318
   Liability associated with common stock warrants                                                                   1,641             --
   Current portion of notes payable                                                                                  2,281             --
   Current portion of capital lease obligations                                                                         28             39
   Current portion of long-term debt                                                                                    79             77
                                                                                                              -------------  -------------
   Total current liabilities                                                                                        11,843         10,649

Notes payable, net of current portion                                                                                3,258             --
Liability associated with embedded derivative feature                                                                3,249             --
Capital lease obligations, net of current portion                                                                        8              9
Long-term debt, net of current portion                                                                                   1             22
Deferred rent, net of current portion                                                                                   --             21
                                                                                                              -------------  -------------
   Total liabilities                                                                                                18,359         10,701
                                                                                                              -------------  -------------
Commitments and contingencies                                                                                           --             --

Mandatorily redeemable convertible preferred stock, par value $.001;
   25,000 shares authorized; 10 and 10 shares issued and outstanding
   (liquidation preference of $10,000)                                                                              $7,840          7,647
                                                                                                              -------------  -------------
Shareholders' Equity
   Common stock, par value $.001; 73,000 shares authorzed; 21,481 and
      21,509 shares issued and outstanding                                                                              21             22
   Additional paid-in capital                                                                                      196,482        196,929
   Deferred compensation                                                                                              (174)          (305)
   Subscriptions receivable from related parties                                                                        --           (166)
   Receivables from related parties, net                                                                            (1,823)        (1,823)
   Accumulated deficit                                                                                            (194,367)      (187,467)
                                                                                                              -------------  -------------
   Total shareholders' equity                                                                                          139          7,190
                                                                                                              -------------  -------------
   Total liabilities, mandatorily redeemable convertible preferred stock and shareholders' equity            $      26,338  $      25,538
                                                                                                              =============  =============

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                      ----------------------
                                                                                         2005        2004
                                                                                      ----------  ----------
Contract revenue                                                                     $    3,382  $    2,299
Product revenue                                                                             600         675
                                                                                      ----------  ----------
    Total revenue                                                                         3,982       2,974
                                                                                      ----------  ----------
Cost of contract revenue                                                                  1,828       1,205
Cost of product revenue                                                                   1,150         665
                                                                                      ----------  ----------
    Total cost of revenue                                                                 2,978       1,870
                                                                                      ----------  ----------
Gross margin                                                                              1,004       1,104
                                                                                      ----------  ----------
Research and development expense (exclusive of non-cash
    compensation expense of $0 and $285 for the three months
    ended March 31, 2005 and 2004, respectively)                                          1,884       4,619
Sales, marketing, general and administrative expense (exclusive of non-cash compensation expense of $131 and $398 for the three months
    ended March 31, 2005 and 2004, respectively)                                          4,535       4,573
Non-cash compensation expense                                                               131         683
                                                                                      ----------  ----------
    Total operating expenses                                                              6,550       9,875
                                                                                      ----------  ----------
Loss from operations                                                                     (5,546)     (8,771)
Interest income                                                                              57         102
Interest expense                                                                           (191)         (8)
Loss on derivative features of notes payable, net                                          (285)         --
Other income                                                                                  9          --
                                                                                      ----------  ----------
Loss before minority interests and equity in losses of Lumera                            (5,956)     (8,677)
Minority interests in loss of consolidated subsidiary                                        --       1,987
Equity in losses of Lumera                                                                 (944)         --
                                                                                      ----------  ----------
Net loss                                                                                 (6,900)     (6,690)
Less: Stated dividend on mandatorily redeemable convertible preferred stock                 (86)         --
Non-cash accretion on preferred stock                                                      (193)         --
                                                                                      ----------  ----------
Net loss available for common shareholders                                           $   (7,179) $   (6,690)
                                                                                      ==========  ==========

Net loss per share - basic and diluted                                               $    (0.33) $    (0.31)
                                                                                      ==========  ==========

Weighted-average shares outstanding - basic and diluted                                  21,495      21,459
                                                                                      ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Comprehensive Loss
(In thousands)
(Unaudited)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                      ----------------------
                                                                                         2005        2004
                                                                                      ----------  ----------
Net loss                                                                             $   (6,900) $   (6,690)

Other comprehensive income (loss) -
Unrealized gain (loss) on investment securities, available-for-sale:                         --         (14)
                                                                                      ----------  ----------
Comprehensive loss                                                                   $   (6,900) $   (6,704)
                                                                                      ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                        ----------------------
                                                                                           2005        2004
                                                                                        ----------  ----------
Cash flows from operating activities
    Net loss                                                                               (6,900)     (6,690)
    Adjustments to reconcile net loss to net cash used in operations
        Depreciation                                                                          434         683
        Non-cash expenses related to issuance of stock, warrants,
        options and amortization of deferred compensation                                     131         683
        Non-cash interest expense, net                                                        178          --
        Derivative features of notes payable                                                  285          --
        Minority interests in loss of consolidated subsidiary                                  --      (1,987)
        Equity in losses of Lumera                                                            944          --
        Non-cash deferred rent                                                                (21)        (22)
            Change in
            Accounts receivable                                                             3,223         519
            Costs and estimated earnings in excess of billings on uncompleted contracts        71        (226)
            Inventory                                                                        (476)     (1,238)
            Other current assets                                                               52          13
            Other assets                                                                       66          35
            Accounts payable                                                                 (819)      1,084
            Accrued liabilities                                                              (197)       (501)
            Billings in excess of costs and estimated earnings on uncompleted contracts    (1,726)         (3)
            Research liability, current and long-term                                          --         182
                                                                                        ----------  ----------
            Net cash used in operating activities                                          (4,755)     (7,468)
                                                                                        ----------  ----------
Cash flows from investing activities
    Sales of investment securities                                                             --       3,052
    Purchases of investment securities                                                     (1,241)     (1,062)
    Sales of restricted investment securities                                                 216         216
    Purchases of restricted investment securities                                             (79)       (216)
    Purchases of property and equipment                                                       (43)       (212)
                                                                                        ----------  ----------
            Net cash (used in) provided by investing activities                            (1,147)      1,778
                                                                                        ----------  ----------
Cash flows from financing activities
    Principal payments under capital leases                                                   (12)        (19)
    Principal payments under long-term debt                                                   (19)        (17)
    Proceeds from issuance of notes and warrants                                            9,776          --
    Payment of preferred dividend                                                             (86)         --
    Net proceeds from issuance of common stock                                                 --         242
    Net proceeds from sale of subsidiary's equity to minority interests                        --         500
                                                                                        ----------  ----------
            Net cash provided by financing activities                                       9,659         706
                                                                                        ----------  ----------
Net increase (decrease) in cash and cash equivalents                                        3,757      (4,984)
Cash and cash equivalents at beginning of period                                            1,268      10,700
                                                                                        ----------  ----------
Cash and cash equivalents at end of period                                                  5,025       5,716
                                                                                        ==========  ==========

Supplemental disclosure of cash flow information
    Cash paid for interest                                                                     11           8
                                                                                        ==========  ==========
Supplemental schedule of non-cash investing and financing activities
    Other non-cash additions to property and equipment                                         --          26
                                                                                        ==========  ==========

Non-cash payment of subscriptions receivable                                                  166          --
                                                                                        ==========  ==========

The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.

Notes to Consolidated Financial Statements

March 31, 2005

(Unaudited)

Management's Statement

The Consolidated Balance Sheet as of March 31, 2005, the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2005 and March 31, 2004, and the Consolidated Statement of Cash Flows for the three months ended March 31, 2005 and March 31, 2004 have been prepared by Microvision, Inc. (the "Company") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at March 31, 2005 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the SEC. You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

At March 31, 2005, Microvision had $6.3 million in cash and cash equivalents and investment securities. Microvision will require additional financing to fund its current operating plan beyond June 2005. Microvision plans to raise additional cash to continue to fund its operating plan past that date. There can be no assurance that additional financing will be available to Microvision or that, if available, it will be available on terms acceptable to Microvision on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, Microvision will be required to limit its operations substantially. This limitation of operations may include reductions in capital expenditures and reductions in staff and operating costs.

Principles of Consolidation

Until July 2004, the consolidated financial statements included the accounts of Microvision, Inc. ("Microvision") or (the "Company) a Delaware corporation, and its majority-owned subsidiary Lumera Corporation ("Lumera"), a Delaware corporation. In July 2004, Microvision's ownership interest in Lumera was reduced to 33% as a result of Lumera completing an initial public offering of its common stock. As a result of the reduction in ownership, Microvision changed to the equity method of accounting for its investment in Lumera.

Inventory

Inventory at March 31, 2005 and December 31, 2004 consisted of the following:

                                                March 31,     December 31,
                                                   2005          2004
                                               ------------  ------------
Raw materials                                 $  1,790,000  $  1,607,000
Work-in-process                                    460,000        77,000
Finished goods                                   1,393,000     1,483,000
                                               ------------  ------------
                                              $  3,643,000  $  3,167,000
                                               ============  ============

The inventory at March 31, 2005 and December 31, 2004 consisted of raw materials, work in process and finished goods for Nomad and Flic. Inventory is stated at the lower of cost or market, with cost determined on a weighted average basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, Microvision reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through normal production during the next twelve months. During the first quarter of 2005 and 2004, Microvision recorded inventory write-downs of $443,000 and $10,000, respectively.

Convertible Notes

In March 2005, the Company raised $10,000,000 before issuance costs of $323,000 from the issuance of convertible notes ("Notes") and warrants to purchase an aggregate of 462,330 shares of Microvision common stock. The Notes are convertible on demand by the holders into Microvision common stock at a conversion price of $6.84 per share of Microvision common stock or Lumera common stock held by the Company at a conversion price of $5.64 per share up to a limit of 1,750,000 shares of Lumera common stock. The Note holders may convert all or a portion of their Notes. The initial conversion price is subject to adjustment in the event Microvision issues common stock or common stock equivalents at a price per share of common stock below the conversion price of the Notes. In addition, upon the request of the Note holders, the Company is required to redeem the Notes for cash upon a change of control or an event of default at a redemption price equal to 125% of the then outstanding balance of the Notes.

The terms of the Notes include interest at LIBOR plus 3.0% payable quarterly in cash or Microvision common stock, at the election of the Company, subject to certain conditions. However, in no case shall the interest rate be less than 6.0% or greater than 8.0%. If the Company chooses to pay interest in Microvision common stock as opposed to cash, the price will be based on 92% of the arithmetic average of the volume weighted average prices for the 10 trading days prior to the payment date. The Notes are payable in six equal quarterly installments beginning in December 2005. The Company can subject to certain conditions, elect to make the payments in common stock in lieu of cash. If the Company elects to pay in common stock, the Note holders can elect to receive Microvision or Lumera common stock. If the Note holders elect to receive Microvision or Lumera common stock, payment in either stock will be issued at a 10% discount to the arithmetic average of the volume weighted average prices for the 15 trading days prior to the payment date. Additionally, the Company can elect to convert the Notes into Microvision common stock if the stock price exceeds $11.97 per share for 20 out of any 30 consecutive trading days, subject to certain conditions.

The Company concluded that the Note holders' right to convert all or a portion of the Notes into Microvision or Lumera common stock is an embedded derivative instrument as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, $2,955,000 of the cash proceeds were allocated to the embedded derivative instrument, which represents the fair value of the instrument on the date of issuance. The derivative instrument is valued using the higher of the Microvision or Lumera conversion feature. At both the initial date of the transaction and at March 31, 2005, the Lumera conversion feature had a higher value. The value was determined using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rate of 4.62%; and contractual life of nine months to two years, which corresponds to the principal repayment dates. Due to change in the stock price and remaining life, the fair value of the embedded derivative instrument increased to $3,249,000 at March 31, 2005. The change in value of $294,000, was recorded as a non-operating expense and is included in" Loss on derivative features of note payable, net" in the consolidated statement of operations. The fair value of the instrument is included in Long-term liabilities at March 31, 2005 and subsequent changes in the fair value will be recorded in the statement of operations each period.

The warrants vested on the date of grant, have an exercise price of $6.84 per share and expire in March 2010. The initial exercise price is subject to adjustment in the event Microvision issues common stock or common stock equivalents at a price per share of common stock below the exercise price of the warrant. The warrants initially meet the definition of a derivative instrument that must be accounted for as a liability under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because the Company has an obligation to register the common shares underlying the warrants. Accordingly, $1,651,000 of the cash proceeds were allocated to the warrants, which represents the fair value of the warrants on the date of issuance and the amount was recorded as a current liability. Subsequent changes in the fair value of the warrants will be recorded in the statement of operations each period and the classification of the warrants as a liability will be assessed at each balance sheet date. The warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rate of 4.62%; and contractual life of five years.

The remaining gross proceeds of $5,394,000 were allocated to the Notes, which resulted in a discount from the face value of $4,606,000. This discount will be amortized to interest expense using the interest method over the life of the Notes.

Net Loss Per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding. Diluted net loss per share for the three months ended March 31, 2005 is equal to basic net loss per share because the effect of potential common stock outstanding during the periods, including options, warrants and common stock underlying convertible debt and preferred stock is anti-dilutive.

The components of basic and diluted earnings per share were as follows (in thousands, except earnings per share data):

                                                  Three Months Ended
                                                      March 31,
                                               --------------------------
                                                   2005          2004
                                               ------------  ------------
Numerator:
Net loss available for common shareholders    $     (7,179) $     (6,690)
                                               ============  ============
Denominator:
Basic and diluted weighted-average
   common shares outstanding                        21,495        21,459
                                               ------------  ------------
Basic and diluted net loss per share          $      (0.33) $      (0.31)
                                               ============  ============

As of March 31, 2005 and 2004, Microvision had outstanding options and warrants to purchase 7,235,000 and 6,230,000 shares of common stock, respectively.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related amendments and interpretations including the Financial Accounting Standards Board (FASB) Interpretation Number ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company accounts for equity instruments issued to non- employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18.

Total non-cash stock-based compensation expense related to employee and director awards was $21,000 and $240,000 for the three months ended March 31, 2005 and 2004, respectively. Had compensation expense for employee and director options been determined using the fair values at the grant dates consistent with the methodology prescribed under SFAS No. 123, the Company's consolidated net loss available to common shareholders and associated net loss per share would have increased to the pro forma amounts shown below (in thousands):

                                               Three Months Ended
                                                      March 31,
                                               --------------------------
                                                   2005          2004
                                               ------------  ------------
Net loss available for
  common shareholders, as reported            $     (7,179) $     (6,690)

Add:  Stock-based employee
  compensation expense included in
  net loss available for common
  shareholders, as reported, net of
  minority interest                                     21            52

Deduct: Stock-based
  employee compensation expense
  determined under fair value based
  method for all awards,  net of
  minority interest                                   (575)       (2,429)
                                               ------------  ------------
Net loss available for
  common shareholders, pro forma              $     (7,733) $     (9,067)
                                               ============  ============
Net loss per share (basic and diluted):
  As reported                                 $      (0.33) $      (0.31)
                                               ============  ============

  Pro Forma                                   $      (0.36) $      (0.42)
                                               ============  ============

Basic and diluted weighted-average
   common shares outstanding                        21,495        21,459
                                               ============  ============

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

Since 2000, Microvision has held an investment in Lumera. From inception to July 2004, Lumera was a consolidated subsidiary and treated as a separate segment within Microvision. Subsequent to July 2004, Lumera became an equity method investment and the Company operates under one segment.

At March 31, 2005, Lumera is a significant unconsolidated equity investment of Microvision. For the first quarter of 2005, Lumera revenue was $240,000, Gross profit was $72,000, Loss from operations was $3,047,000 and Net loss was $2,878,000. At March 31, 2005, Lumera had Current assets of $27,219,000, Noncurrent assets of $2,860,000, current liabilities of $1,308,000 and Shareholders equity of $28,771,000.

The following tables reflect the results of the Company's reportable segments for the three months ended March 31, 2004 under the Company's management system. The performance of each segment is measured based on several metrics. These results are used, in part, by management, in evaluating the performance of, and in allocation of resources to, each of the segments (in thousands):

                                                         Three months ended March 31, 2004
                                                 --------------------------------------------------
                                                 Microvision    Lumera     Eliminations    Total
                                                 -----------  -----------  -----------  -----------
                                                              (in thousands)
Contract revenue                                $     1,983  $       316  $        --  $     2,299
Product revenue                                         675           --           --          675
Cost of contract revenue                              1,011          194           --        1,205
Cost of product revenue                                 665           --           --          665
Research and development expense                      3,152        1,467           --        4,619
Marketing, general and administrative expense         4,133          440           --        4,573
Non-cash compensation expense                           182          501           --          683
Interest income                                         102           --           --          102
Interest expense                                          8           --           --            8
Segment loss                                          6,391        2,286       (1,987)       6,690
Depreciation                                            386          297           --          683
Expenditures for capital assets                         197           15           --          212
Segment assets                                       31,282        3,361       (7,449)      27,194

Recently Issued Accounting Pronouncements - On December 16, 2004, the Financial Accounting Standards Board (''FASB'') issued SFAS No. 123(R), ''Share-Based Payment'', which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all share-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.  The Company is evaluating the alternative methods for implementing SFAS No. 123(R).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information set forth in this report in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 3, "Quantitative and Qualitative Disclosure about Market Risk," includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by that section. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of Microvision, as well as assumptions relating to the foregoing. The words "believe," "expect," "will," "anticipate," "estimate," "project," "plan," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Factors that could cause results to differ materially from those projected or implied in the forward- looking statements are set forth below under the caption "Risk Factors Relating to Microvision's Business."

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

Other Applications

Microvision is continuing to develop prototype automotive head-up displays, electronic view finders, and image capture products. These prototypes demonstrate that scanned beam display technology can be used in different potential display and image capture products. Microvision believes that it can further develop these prototypes into products that will meet the customer's specifications for size, brightness, image quality and cost. Microvision has continued development work on these potential products in 2005.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Contract Revenue. The Company earns contract revenue from performance on development contracts with the United States government and commercial customers. Contract revenue in the three months ended March 31, 2005 increased by $1.1 million, or 47%, to $3.4 million from $2.3 million in the same period in 2004. For the three months ended March 31, 2005, 37% of contract revenue was derived from performance on development contracts with the United States government and 63% from performance on development contracts with commercial customers. For the three months ended March 31, 2004, 54% of contract revenue was derived from performance on development contracts with the United States government and 46% from performance on development contracts with commercial customers. Contract revenue included in Microvision's consolidated financial statements for Lumera was $316,000 for the three months ended March 31, 2004.

Contract revenue is dependent upon the timing and value of contracts the Company has entered into and the availability of technical resources to perform work on the contracts. Contract revenue was higher during the three months ended March 31, 2005 than the same period in 2004, due to higher beginning backlog and the allocation of additional resources to contract revenue projects partially offset by the impact of no longer including Lumera's revenue.

The Company believes that, as long as most of its revenue is earned from performance on development contracts, there may be a high degree of variability in revenue from quarter to quarter.

Microvision's backlog of development contracts at March 31, 2005 was $4.7 million. All development contracts in backlog are scheduled for completion and delivery during the next twelve months. Microvision's backlog of development contracts at March 31, 2004 was $2.7 million

Product Revenue. Microvision earns product revenue from sales of Nomad and Flic. Product revenue in the three months ended March 31, 2005 decreased by $75,000, or 11%, to $600,000 from $675,000 in the same period in 2004. For the three months ended March 31, 2005, 65% of product revenue was derived from the sales of Flic units and 35% from sales of Nomad units. For the three months ended March 31, 2004, substantially all product revenue was derived from Flic sales. During the first quarter of 2004, Microvision delivered a large Flic order to one customer, which order was not repeated in 2005. Microvision introduced a new version of Nomad during the first quarter of 2004. The increase in Nomad sales is attributable to sales of Nomad units to automotive dealerships for use in repair and maintenance applications.

Microvision believes that product revenue will increase from both Flic and Nomad sales as the products gain market acceptance. Quarterly revenue may vary substantially due to the timing of product orders from customers, production constraints and raw material availability.

The backlog of product orders at March 31, 2005 was approximately $302,000, all of which is scheduled for delivery during the next twelve months.

Cost of Contract Revenue. Cost of contract revenue includes both the direct and allocated indirect costs of performing on development contracts. Direct costs include labor, materials and other costs incurred directly in performing on a contract. Indirect costs include labor and other costs associated with operating the Company's research and development department and building the Company's technical capabilities and capacity. Cost of contract revenue is determined both by the level of direct costs incurred on development contracts and by the level of indirect costs incurred in operating and building the Company's technical capabilities and capacity. The cost of contract revenue can fluctuate substantially from period to period depending on the level of both the direct costs incurred in the performance of projects and the level of indirect costs incurred.

Cost of contract revenue for the three months ended March 31, 2005 increased by $623,000, or 52%, to $1.8 million from $1.2 million in the same period in 2004. Cost of contract revenue included in Microvision's consolidated financial statements for Lumera was $194,000 for the three months ended March 31, 2004. Total direct costs for the three months ended March 31, 2005 increased by 92% from the same period in 2004. The total direct labor component of direct costs for the three months ended March 31, 2005 increased by 40% from the same period in 2004.

Research and development overhead is allocated to both cost of contract revenue and research and development expense based on the proportion of direct labor cost incurred in cost of contract revenue and research and development, respectively. As a result of the higher direct labor cost in cost of revenue partially offset by the effect of a lower overhead rate for the three months ended March 31, 2005, approximately 17% more overhead was allocated to cost of revenue than in the same period in 2004.

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

Cost of product revenue for the three months ended March 31, 2005 increased by $485,000 or 73%, to $1.2 million from $665,000 in the same period in 2004.

Cost of product revenue for the three months ended March 31, 2005 includes the write-off of $443,000 of inventory. The write-offs were due to changes in product design and customer demand that caused components and accessories to become obsolete or slow-moving. Microvision values inventory at the lower of cost or market. Microvision also reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be utilized through normal production during the next 12 months.

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

Research and Development Expense. Research and development expense consists of:

  Compensation related costs of employees and contractors engaged in internal research and product development activities,
  Research fees paid to the University of Washington under Sponsored Research Agreement for Lumera,
  Laboratory operations, outsourced development and processing work,
  Fees and expenses related to patent applications, prosecution and protection,
  Nomad production cost in excess of Nomad revenue (until October 2004),
  Other operating expenses and
  Costs incurred in acquiring and maintaining licenses.

Research and development expense in the three months ended March 31, 2005 decreased by $2.7 million, or 59%, to $1.9 million from $4.6 million in the same period in 2004. Research and development expense included in Microvision's consolidated financial statements for Lumera was $1.5 million for the three months ended March 31, 2004. The remaining decline is a result of a shift from research and development cost to work on revenue contracts and the full absorption of manufacturing overhead cost.

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

Marketing, Selling, General and Administrative Expense. Marketing, selling, general and administrative expenses include compensation and support costs for sales, marketing, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

Marketing, selling, general and administrative expenses in the three months ended March 31, 2005 decreased by $38,000, or 1%, to $4.5 million from $4.6 million in the same period in 2004. Marketing, general and administrative expense included in Microvision's consolidated financial statements for Lumera was $440,000 for the three months ended March 31, 2004. The increase in Microvision marketing, selling, general and administrative expense is attributable to increased sales and marketing costs for the Nomad product. Microvision's increased costs included salaries, travel and promotion costs directly related to Nomad sales activity.

Microvision expects marketing, general and administrative expenses to increase, commensurate with increases in revenue, in future periods as Microvision:

  Adds to its sales and marketing staff,
  Makes additional investments in sales and marketing activities, and
  Increases the level of corporate and administrative activity.

Non-Cash Compensation Expense. Non-cash compensation expense in the three months ended March 31, 2005 decreased $552,000 or 81%, to $131,000 from $683,000 in the same period in 2004.

The following table shows the major components of non-cash compensation expense for the three months ended March 31, 2005 and 2004, respectively.

                                                           Three Months Ended
                                                              March 31,
                                                          --------------------
                                                            2005       2004
                                                          ---------  ---------
Microvision securities issued to third parties             110,000    158,000
Microvision stock options issued to employees                   --     24,000
Microvision options issued to non-management directors      21,000         --
Lumera non-cash compensation expense                            --    501,000
                                                          ---------  ---------
                                                         $ 131,000  $ 683,000
                                                          =========  =========

At March 31, 2005, Microvision had $174,000 of unamortized non-cash compensation expense that will be amortized over the next year.

Interest Income. Interest income in the three months ended March 31, 2005 decreased by $45,000, or 44%, to $57,000 from $102,000 in the same period in 2004. This decrease resulted primarily from lower average cash and investment securities balances in the three months ended March 31, 2005 than the average cash and investment securities balances in the same period of the prior year.

Interest Expense Interest expense in the three months ended March 31,2005 increased by $183,000 to $191,000 from $8,000 in the same period in 2004. In March 2005, the Company raised $10 million before issuance costs of $323,000 from the issuance of convertible notes ("Notes") and warrants to purchase an aggregate of 462,330 shares of Microvision common stock. This increase in interest expense relates to the stated interest on the notes, as well as the amortization of the discount recorded on the notes due to the warrants and embedded derivative feature of the Notes. The Company interest expense will be substantially higher than in previous periods as a result of this transaction.

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

The net cash proceeds of $9,910,000 were allocated to the preferred stock and the warrant based on the relative fair values of the securities. The warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatility, 75%; risk free interest rate, 3.4, and contractual life five years. $1.3 million of the proceeds were allocated to the warrant and was recorded as an increase to additional paid-in capital.

Subsequent to the relative fair value allocation, the effective conversion price of the convertible preferred stock was less than the closing price of Microvision's common stock on the date of commitment to purchase the preferred stock. This beneficial conversion feature was measured as $1.2 million, which represents the difference between the fair value of the common stock and the effective conversion price. This beneficial conversion feature was recorded to additional paid-in capital and will be recorded as a deemed dividend to preferred stockholders (accretion) over the stated life of the preferred stock, which is three years.

Liquidity and Capital Resources

The Company has funded operations to date primarily through the sale of common stock, convertible preferred stock, convertible debt, warrants and, to a lesser extent, from development contract revenues and product sales. At March 31, 2005, Microvision had $6.3 million in cash and cash equivalents and investment securities.

Microvision believes that its current cash and cash equivalents balance as of March 31, 2005 totaling $6.3 million will satisfy its budgeted cash requirements through June 2005 based on its current operating plan. Microvision will require additional financing to fund its current operating plan beyond June 2005. Microvision owns 3,684,000 shares of Lumera common stock that have not been pledged as security and reserved for potential conversion of the Company's notes. Based on the May 2, 2005 closing price of $4.25, the Lumera shares have a market value of $15,657,000. Microvision plans to raise additional cash to continue to fund its operating plan past that date. There can be no assurance that additional financing will be available to Microvision or that, if available, it will be available on terms acceptable to Microvision on a timely basis. If adequate funds are not available to satisfy either short-term or long- term capital requirements, Microvision will be required to limit its operations substantially. This limitation of operations may include reduction in capital expenditures, as well as reductions in staff and operating costs.

Cash used in operating activities totaled $4.8 million during the three months ended March 31, 2005, compared to $7.5 million during the same period in 2004. Cash used in operating activities for each period resulted primarily from the net loss for the period.

  "Inventory" increased by $476,000 to $3.6 million at March 31, 2005 from $3.2 at December 31, 2004. The increase was primarily attributable to purchases of raw materials to produce Nomad. The Company made commitments to purchase certain minimum quantities of inventory at the start of Nomad production. Microvision has taken delivery of most of this inventory and plans for inventory, as a percent of revenue, to decline as the Nomad product revenue is expected to increase. The Company values inventory at the lower of cost or market with cost determined on a weighted average cost basis. The following table shows the composition of the inventory at March 31, 2005 and December 31, 2004, respectively:

                                                March 31,     December 31,
                                                   2005          2004
                                               ------------  ------------
Raw materials                                 $  1,790,000  $  1,607,000
Work-in-process                                    460,000        77,000
Finished goods                                   1,393,000     1,483,000
                                               ------------  ------------
                                              $  3,643,000  $  3,167,000
                                               ============  ============

Cash used in investing activities totaled $1.1 million during the three months ended March 31, 2005, compared to cash provided by investing activities of $1.8 million during the same period of 2004. During the three months ended March 31, 2005, the Company had net purchases of investment securities of $1.2 million compared to net sales of $2.0 million during the same period in 2004. The proceeds from the sales of investment securities were used to fund the Company's operations.

The Company used cash of $43,000 for capital expenditures during the three months ended March 31, 2005, compared to $212,000 during the same period in 2004. Capital expenditures include leasehold improvements to leased office space and computer hardware and software, laboratory equipment and furniture and fixtures to support operations.

Cash provided by financing activities totaled $9.7 million during the three months ended March 31, 2005, compared to $706,000 during the same period in 2004.

In March 2005, the Company raised $10,000,000 before issuance costs of $323,000 from the issuance of convertible notes ("Notes") and warrants to purchase an aggregate of 462,330 shares of Microvision common stock. The Notes are convertible on demand by the holders into Microvision common stock at a conversion price of $6.84 per share of Microvision common stock or Lumera common stock held by the Company at a conversion price of $5.64 per share up to a limit of 1,750,000 shares of Lumera common stock. The Note holders may convert all or a portion of their Notes. The initial conversion price is subject to adjustment in the event Microvision issues common stock or common stock equivalents at a price per share of common stock below the conversion price of the Notes. In addition, upon the request of the Note holders, the Company is required to redeem the Notes for cash upon a change of control or an event of default at a redemption price equal to 125% of the then outstanding balance of the Notes.

The terms of the Notes include interest at LIBOR plus 3.0% payable quarterly in cash or Microvision common stock, at the election of the Company, subject to certain conditions. However, in no case shall the interest rate be less than 6.0% or greater than 8.0%. If the Company chooses to pay interest in Microvision common stock as opposed to cash, the price will be based on 92% of the arithmetic average of the volume weighted average prices for the 10 trading days prior to the payment date. The Notes are payable in six equal quarterly installments beginning in December 2005. The Company can, subject to certain conditions, elect to make the payments to common stock, in lieu of cash. If the Company elects to pay in common stock, the Note holders can elect to receive Microvision or Lumera common stock. If the Note holders elect to receive Microvision or Lumera common stock, payment in either stock will be issued at a 10% discount to the arithmetic average of the volume weighted average prices for the 15 trading days prior to the payment date. Additionally, the Company can elect to convert the Notes into Microvision common stock if the stock price exceeds $11.97 per share for 20 out of any 30 consecutive trading days, subject to certain conditions.

The Company concluded that the Note holders' right to convert all or a portion of the Notes into Microvision or Lumera common stock is an embedded derivative instrument as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, $2,955,000 of the cash proceeds were allocated to the embedded derivative instrument, which represents the fair value of the instrument on the date of issuance. The derivative instrument is valued using the higher of the Microvision or Lumera conversion feature. At both the initial date of the transaction and at March 31, 2005, the Lumera conversion feature had a higher value. The value was determined using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rate of 4.62%; and contractual life of nine months to two years, which corresponds to the principal repayment dates. Due to change in the stock price and remaining life, the fair value of the embedded derivative instrument increased to $3,249,000 at March 31,2005. The change in value of $294,000 was recorded as a non-operating expense and is included in "Loss on derivative features of note payable net" in the consolidated statement of operations. The fair value of the instrument is included in Long-term liabilities at March 31,2005 and subsequent changes in the fair value will be recorded in the statement of operations each period.

The warrants vested on the date of grant, have an exercise price of $6.84 per share and expire in March 2010. The initial exercise price is subject to adjustment in the event Microvision issues common stock or common stock equivalents at a price per share of common stock below the exercise price of the warrant. The warrants initially meet the definition of a derivative instrument that must be accounted for as a liability under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially

Settled in, a Company's Own Stock, because the Company has an obligation to register the common shares underlying the warrants. Accordingly, $1,651,000 of the cash proceeds were allocated to the warrants, which represents the fair value of the warrants on the date of issuance, and the amount was recorded as a current liability. Subsequent changes in the fair value of the warrants will be recorded in the statement of operations each period and the classification of the warrants as a liability will be assessed at each balance sheet date. The warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rate of 4.62%; and contractual life of five years.

The remaining gross proceeds of $5,394,000 were allocated to the Notes, which resulted in a discount from the face value of $4,606,000. This discount will be amortized to interest expense using the interest method over the life of the Notes.

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

Recently Issued Accounting Pronouncements - On December 16, 2004, the Financial Accounting Standards Board (''FASB'') issued SFAS No. 123(R), ''Share-Based Payment'', which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all share-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.  The Company is evaluating the alternative methods for implementing SFAS No. 123(R).

Risk Factors Relating to the Microvision Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception and we anticipate an operating loss at least through the year ending December 31, 2005. We cannot assure you that we will ever become or remain profitable.

    As of March 31, 2005, we had an accumulated deficit of $194.4 million.
    We incurred consolidated net losses of $128.1 million from inception through 2002, $26.2 million in 2003, $33.2 million in 2004 and $6.9 million for the three months ended March 31, 2005.

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

Based on our current operating plan and budgeted cash requirements, we have cash to fund operations through June 2005. We will require additional capital to continue to fund our operations, including to:

    Further develop the scanned beam technology,
    Add manufacturing capacity,
    Develop and protect our intellectual property rights, and
    Fund long-term business development opportunities.

We will require additional cash to fund our operations in 2005. Microvision owns 3,684,000 shares of Lumera common stock that are not reserved for potential conversion on the Company's notes. Based on the May 2, 2005 closing price of $4.25 the Lumera shares have a market value of $15,657,000. If revenues are less than we anticipate, if the level and mix of revenues vary from anticipated amounts and allocations or if expenses exceed the amounts budgeted, we may require additional capital earlier to further the development of our technologies, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. In addition, our operating plan provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by us. Additional financing may not be available to us or, if available, may not be available on terms acceptable to us on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit our operations substantially. Our capital requirements will depend on many factors, including, but not limited to, the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce products incorporating the scanned beam and optical material technologies and the market acceptance and competitive position of such products. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of current shareholders' shares. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary cost, which may include non-contractual research cost.

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

In March 2005, we issued the Senior Secured Exchangeable Convertible Notes (the "Notes") described in Liquidity and Capital. Among other provisions, the Notes include material limitations on our ability to incur additional debt or incur liens while the Notes are outstanding. These limitations could materially adversely affect our ability to raise funds we expect to need in 2006.

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

Our common stock is listed for quotation on the NASDAQ National Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards, our common stock could be delisted from the NASDAQ National Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ SmallCap Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity for our common stock. If our common stock were not listed on the SmallCap Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from the NASDAQ National Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market- making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from the NASDAQ National Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on the NASDAQ National Market. While the penny stock rules should not affect the quotation of our common stock on the NASDAQ National Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. During the first and second quarter of 2003, the third quarter of 2004, and the second quarter of 2005, the market price of our stock traded below $5.00 per share. On May 2, 2005 the closing price of our stock was $5.20.

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

Our products have lengthy sales cycles that involve numerous steps including discussion of a product application, exploring the technical feasibility of a proposed product, evaluating the costs of manufacturing a product and manufacturing or contracting out the manufacturing of the product. Our long sales cycle, which can last several years, makes it difficult to predict the quarter in which sales will occur. Delays in sales could cause significant variability in our revenues and operating results for any particular quarterly period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company's cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates. Due to the generally short-term maturities of these investment securities, Microvision believes that the market risk arising from its holdings of these financial instruments is not material. A one-percent change in market interest rates would have approximately a $9,000 impact on the fair value of the investment securities.

The Company's investment policy restricts investments to ensure principal preservation and liquidity. The Company invests cash that it expects to use within approximately sixty days in U.S. treasury-backed instruments. The Company invests cash in excess of approximately sixty days of its requirements in high quality investment securities. The investment securities portfolio is limited to U.S. government and U.S. government agency debt securities and other high- grade securities generally with maturities of three years or less.

The weighted average maturities of cash equivalents and investment securities available-for-sale as of March 31, 2005, are as follows (dollar amounts in thousands):

                                      Amount      Percent
                                     ---------  ---------
Cash and equivalents                   $5,025      80.19%
Less than one year                      1,241      19.81%
                                     ---------  ---------
                                        6,266     100.00%
                                     =========  =========

Microvision owns 5,434,000 shares of Lumera common stock, of which 1,750,000 are pledged as security and reserved for potential conversion of the company's convertible notes. Based on Lumera's closing stock price on May 2, 2005 of $4.25 per share, the market value of Microvision's investment in Lumera common stock is $23.1 million, and the market value of the unpledged shares of Lumera common stock is $15.7 million. The market price of Lumera's common stock is subject to fluctuations based on Lumera's financial performance and overall market conditions.

Presently, all of the Company's development contract payments are denominated in U.S. dollars and, consequently, the Company believes it has no material foreign currency exchange rate risk. However, in the future Microvision may enter into development contracts or product sales in foreign currencies that may subject Microvision to foreign exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and, based on this evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 6. Exhibits

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
MICROVISION, INC.
Date: May 10, 2005	BY:	/s/ Richard F. Rutkowski
Richard F. Rutkowski
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2005	BY:	/s/ Jeff Wilson
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