Form 10-Q
period 2005-06-30
MICROVISION INC
filed 2005-08-09
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒        NO    ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES    ☒        NO    ☐

      As of August 1, 2005, 21,483,000 shares of the Company's common stock, $0.001 par value, were outstanding.

Microvision, Inc.
FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Microvision, Inc.
Consolidated Balance Sheet
(In thousands, except per share data)
(Unaudited)

                                                                                                                June 30,      December 31,
                                                                                                                  2005           2004
                                                                                                              -------------  -------------
Assets
Current Assets
   Cash and cash equivalents                                                                                 $       2,327  $       1,268
   Investment securities, available-for-sale                                                                            --             --
   Accounts receivable, net of allowances of $200 and $193                                                           1,108          5,227
   Costs and estimated earnings in excess of billings on uncompleted contracts                                       1,228            597
   Inventory                                                                                                         3,240          3,167
   Other current assets                                                                                              1,236          1,293
                                                                                                              -------------  -------------
   Total current assets                                                                                              9,139         11,552

Investment in Lumera                                                                                                 4,938         10,201
Property and equipment, net                                                                                          1,615          2,318
Restricted investments                                                                                               1,101          1,238
Restricted investment in Lumera                                                                                      2,673             --
Other assets                                                                                                           203            229
                                                                                                              -------------  -------------
   Total assets                                                                                              $      19,669  $      25,538
                                                                                                              =============  =============

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Shareholders' (Deficit) Equity
Current Liabilities
   Accounts payable                                                                                          $       2,111  $       2,624
   Accrued liabilities                                                                                               4,328          4,538
   Allowance for estimated contract losses                                                                              --             53
   Billings in excess of costs and estimated earnings on uncompleted contracts                                          50          3,318
   Liability associated with common stock warrants                                                                   1,336             --
   Current portion of notes payable                                                                                  3,632             --
   Current portion of capital lease obligations                                                                         15             39
   Current portion of long-term debt                                                                                    61             77
                                                                                                              -------------  -------------
   Total current liabilities                                                                                        11,533         10,649

Notes payable, net of current portion                                                                                2,576             --
Liability associated with embedded derivative feature                                                                2,211             --
Capital lease obligations, net of current portion                                                                        7              9
Long-term debt, net of current portion                                                                                  --             22
Deferred rent, net of current portion                                                                                   --             21
                                                                                                              -------------  -------------
   Total liabilities                                                                                                16,327         10,701
                                                                                                              -------------  -------------
Commitments and contingencies                                                                                           --             --

Mandatorily redeemable convertible preferred stock, par value $.001;
   25,000 shares authorized; 10 and 10 shares issued and outstanding
   (liquidation preference of $10,000)                                                                              $8,038          7,647
                                                                                                              -------------  -------------
Shareholders' (Deficit) Equity
   Common stock, par value $.001; 73,000 shares authorzed; 21,483 and
      21,509 shares issued and outstanding                                                                              21             22
   Additional paid-in capital                                                                                      196,204        196,929
   Deferred compensation                                                                                               (49)          (305)
   Subscriptions receivable from related parties                                                                        --           (166)
   Receivables from related parties, net                                                                            (1,823)        (1,823)
   Accumulated deficit                                                                                            (199,049)      (187,467)
                                                                                                              -------------  -------------
   Total shareholders' (deficit) equity                                                                             (4,696)         7,190
                                                                                                              -------------  -------------
   Total liabilities, mandatorily redeemable convertible preferred stock and shareholders' (deficit) equity  $      19,669  $      25,538
                                                                                                              =============  =============

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)

                                                                                        Three Months Ended       Six Months Ended
                                                                                            June 30,                June 30,
                                                                                      ----------------------  ----------------------
                                                                                         2005        2004        2005        2004
                                                                                      ----------  ----------  ----------  ----------
Contract revenue                                                                     $    3,682  $    1,811  $    7,064  $    4,110
Product revenue                                                                           1,043         587       1,643       1,262
                                                                                      ----------  ----------  ----------  ----------
    Total revenue                                                                         4,725       2,398       8,707       5,372
                                                                                      ----------  ----------  ----------  ----------
Cost of contract revenue                                                                  1,668       1,192       3,496       2,397
Cost of product revenue                                                                   2,217         638       3,367       1,303
                                                                                      ----------  ----------  ----------  ----------
    Total cost of revenue                                                                 3,885       1,830       6,863       3,700
                                                                                      ----------  ----------  ----------  ----------
Gross margin                                                                                840         568       1,844       1,672
                                                                                      ----------  ----------  ----------  ----------
Research and development expense (exclusive of non-cash
    compensation expense of $0 and $281 for the three
    months and $0 and $566 for the six months
    ended June 30, 2005 and 2004, respectively)                                           2,037       3,343       3,921       7,962
Sales, marketing, general and administrative expense (exclusive of non-cash compensation expense of $125 and $652 for
    the three months and $256 and $1,050 for the six
    months ended June 30, 2005 and 2004, respectively)                                    4,516       5,191       9,051       9,764
Non-cash compensation expense                                                               125         933         256       1,616
                                                                                      ----------  ----------  ----------  ----------
    Total operating expenses                                                              6,678       9,467      13,228      19,342
                                                                                      ----------  ----------  ----------  ----------
Loss from operations                                                                     (5,838)     (8,899)    (11,384)    (17,670)
Interest income                                                                              68          79         125         181
Interest expense                                                                           (879)        (89)     (1,070)        (97)
Gain on derivative features of notes payable, net                                         1,343          --       1,058          --
Other income (expense)                                                                      (12)         --          (3)         --
                                                                                      ----------  ----------  ----------  ----------
Loss before minority interests and equity in losses of Lumera                            (5,318)     (8,909)    (11,274)    (17,586)
Minority interests in loss of consolidated subsidiary                                        --         397          --       2,384
Equity in losses of Lumera                                                                 (934)         --      (1,878)         --
Gain on sale of equity method investment                                                  1,570          --       1,570          --
                                                                                      ----------  ----------  ----------  ----------
Net loss                                                                                 (4,682)     (8,512)    (11,582)    (15,202)
Less: Stated dividend on mandatorily redeemable convertible preferred stock                 (88)         --        (174)         --
Accretion to par value                                                                     (198)         --        (391)         --
                                                                                      ----------  ----------  ----------  ----------
Net loss available for common shareholders                                           $   (4,968) $   (8,512) $  (12,147) $  (15,202)
                                                                                      ==========  ==========  ==========  ==========

Net loss per share - basic and diluted                                               $    (0.23) $    (0.40) $    (0.57) $    (0.71)
                                                                                      ==========  ==========  ==========  ==========

Weighted-average shares outstanding - basic and diluted                                  21,481      21,497      21,488      21,478
                                                                                      ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Comprehensive Loss
(In thousands)
(Unaudited)

                                                                                        Three Months Ended       Six Months Ended
                                                                                            June 30,                June 30,
                                                                                      ----------------------  ----------------------
                                                                                         2005        2004        2005        2004
                                                                                      ----------  ----------  ----------  ----------
Net loss                                                                             $   (4,682) $   (8,512) $  (11,582) $  (15,202)

Other comprehensive income (loss) -
Unrealized gain (loss) on investment securities, available-for-sale                          --          (9)         --         (23)
                                                                                      ----------  ----------  ----------  ----------
Comprehensive loss                                                                   $   (4,682) $   (8,521) $  (11,582) $  (15,225)
                                                                                      ==========  ==========  ==========  ==========

Microvision, Inc.
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

                                                                                           Six Months Ended
                                                                                              June 30,
                                                                                        ----------------------
                                                                                           2005        2004
                                                                                        ----------  ----------
Cash flows from operating activities
    Net loss                                                                              (11,582)    (15,202)
    Adjustments to reconcile net loss to net cash used in operations
        Depreciation                                                                          849       1,378
        Non-cash expenses related to issuance of stock, warrants,
        options and amortization of deferred compensation                                     256       1,616
        Non-cash interest expense                                                             838          --
        Derivative features of notes payable                                               (1,058)         --
        Minority interests in loss of consolidated subsidiary                                  --      (2,384)
        Equity in losses of Lumera                                                          1,878          --
        Gain on sale of equity method investment                                           (1,570)         --
        Non-cash deferred rent                                                                (21)        (43)
        Interest on notes payable                                                              --          86
        Allowance for estimated contract losses                                               (53)         --
        Change in:
            Accounts receivable                                                             4,119         319
            Costs and estimated earnings in excess of billings on uncompleted contracts      (631)       (121)
            Inventory                                                                         (73)     (2,490)
            Other current assets                                                              195        (597)
            Other assets                                                                      220          71
            Accounts payable                                                                 (522)      2,021
            Accrued liabilities                                                              (322)       (418)
            Billings in excess of costs and estimated earnings on uncompleted contracts    (3,268)         (3)
            Research liability, current and long-term                                          --      (1,870)
                                                                                        ----------  ----------
            Net cash used in operating activities                                         (10,745)    (17,637)
                                                                                        ----------  ----------
Cash flows from investing activities
    Sales of investment securities                                                          1,248       8,589
    Purchases of investment securities                                                     (1,248)     (1,055)
    Sales of restricted investment securities                                               1,238       1,269
    Purchases of restricted investment securities                                          (1,101)     (1,238)
    Sale of long-term investment - Lumera                                                   2,282          --
    Purchases of property and equipment                                                      (137)       (585)
                                                                                        ----------  ----------
            Net cash provided by investing activities                                       2,282       6,980
                                                                                        ----------  ----------
Cash flows from financing activities
    Principal payments under capital leases                                                   (26)        (40)
    Proceeds from issuance of short-term notes                                                 --       2,300
    Principal payments under long-term debt                                                   (38)        (33)
    Proceeds from issuance of notes and warrants                                           10,663          --
    Payments on notes payable                                                              (1,000)         --
    Increase in long term-debt                                                                 --          --
    Increase in deferred rent                                                                  --          --
    Payment of preferred dividend                                                             (86)         --
    Net proceeds from issuance of common stock                                                  9         363
    Net proceeds from sale of subsidiary's equity to minority interests                        --         500
                                                                                        ----------  ----------
            Net cash provided by financing activities                                       9,522       3,090
                                                                                        ----------  ----------
Net increase (decrease) in cash and cash equivalents                                        1,059      (7,567)
Cash and cash equivalents at beginning of period                                            1,268      10,700
                                                                                        ----------  ----------
Cash and cash equivalents at end of period                                                  2,327       3,133
                                                                                        ==========  ==========

Supplemental disclosure of cash flow information
    Cash paid for interest                                                                    176          11
                                                                                        ==========  ==========
Supplemental schedule of non-cash investing and financing activities
    Other non-cash additions to property and equipment                                         21          88
                                                                                        ==========  ==========

The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.
Notes to Consolidated Financial Statements
June 30, 2005
(Unaudited)

Management's Statement

The Consolidated Balance Sheet as of June 30, 2005, the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2005 and June 30, 2004, and the Consolidated Statement of Cash Flows for the three and six months ended June 30, 2005 and June 30, 2004 have been prepared by Microvision, Inc. (the "Company") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at June 30, 2005 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the SEC. You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The results of operations for the three months and six ended June 30, 2005 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

At June 30, 2005, Microvision had $2.3 million in cash and cash equivalents and investment securities. In addition, in August 2005, the Company entered into a definitive agreement with a holder of the Company's preferred stock and a new investor to sell 952,000 shares of common stock at a price of $5.25 per share and five-year warrants to purchase 215,000 shares of common stock at a price of $6.50 per share for gross proceeds of $5.0 million

Microvision will require additional financing to fund its current operating plan beyond September, 2005. Microvision plans to raise additional cash to continue to fund its operating plan past that date. There can be no assurance that additional financing will be available to Microvision or that, if available, it will be available on terms acceptable to Microvision on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, Microvision will be required to limit its operations substantially. This limitation of operations may include reductions in capital expenditures and reductions in staff and operating costs.

Principles of Consolidation

Until July 2004, the consolidated financial statements included the accounts of Microvision, Inc. ("Microvision") or (the "Company) a Delaware corporation, and its majority-owned subsidiary Lumera Corporation ("Lumera"), a Delaware corporation. In July 2004, Microvision's ownership interest in Lumera was reduced to 33% as a result of Lumera completing an initial public offering of its common stock. Microvision currently owns 30% of Lumera's common stock. As a result of the reduction in ownership, Microvision changed to the equity method of accounting for its investment in Lumera.

Inventory

Inventory at June 30, 2005 and December 31, 2004 consisted of the following:

                                                 June 30,     December 31,
                                                   2005          2004
                                               ------------  ------------
Raw materials                                 $  1,251,000  $  1,607,000
Work-in-process                                    325,000        77,000
Finished goods                                   1,664,000     1,483,000
                                               ------------  ------------
                                              $  3,240,000  $  3,167,000
                                               ============  ============

The inventory at June 30, 2005 and December 31, 2004 consisted of raw materials; work in process and finished goods for Nomad and Flic. Inventory is stated at the lower of cost or market, with cost determined on a weighted average basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, Microvision reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through normal production during the next twelve months. During the six months ended June 30, 2005, and 2004, Microvision recorded inventory write-downs of $1,391,000 and $299,000, respectively.

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

The Company concluded that the Note holders' right to convert all or a portion of the Notes into Microvision or Lumera common stock is an embedded derivative instrument as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, $2,955,000 of the cash proceeds were allocated to the embedded derivative instrument, which represents the fair value of the instrument on the date of issuance. The derivative instrument is valued using the higher of the Microvision or Lumera conversion feature. At both the initial date of the transaction and at March 31, and June 30, 2005, the Lumera conversion feature had a higher value. The value was determined using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rate of 4.62%; and contractual life of nine months to two years, which corresponds to the principal repayment dates. Due to changes in Lumera's stock price and remaining life, the fair value of the embedded derivative feature declined to $2,211,000 at June 30, 2005. The change in value of $1,038,000, and $744,000 for the three and six months ended June 30, 2005 was recorded as a non-operating gain and is included in" Gain on derivative features of note payable, net" in the consolidated statement of operations. The fair value of the instrument is included in Long-term liabilities at June 30, 2005 and subsequent changes in the fair value will be recorded in the statement of operations each period.

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

Subsequent to the end of the quarter, in July 2005, the Company entered into an agreement with the purchasers of the Company's Notes to amend the Notes. In connection with the amendment, the Company issued warrants to purchase 750,000 shares of Microvision common stock. The three year warrants have an exercise price of $6.84 per share. The conversion price of the Amended Notes and exercise price of the warrants are subject to anti-dilution adjustments, subject to conditions. In addition, the price at which the note holder can convert the Notes to Microvision common stock was reduced to $5.85 per share, and the price at which the Company can manditorily convert the Notes to Microvision common stock was reduced to $10.24. The Company has pledged 1,750,000 shares of its Lumera common stock as collateral for the Notes. As a result of the amendment, the Notes are no longer exchangeable into Lumera common stock.

Net Loss Per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential dilutive shares outstanding. Diluted net loss per share for the three and six months ended June 30, 2005 is equal to basic net loss per share because the effect of potential common stock outstanding during the periods, including options, warrants and common stock underlying convertible debt and preferred stock is anti-dilutive.

The components of basic and diluted earnings per share were as follows (in thousands, except earnings per share data):

                                                  Three Months Ended           Six Months Ended
                                                      June 30,                     June 30,
                                               --------------------------  --------------------------
                                                   2005          2004          2005          2004
                                               ------------  ------------  ------------  ------------
Numerator:
Net loss available for common shareholders    $     (4,968) $     (8,512) $    (12,147) $    (15,202)
                                               ============  ============  ============  ============
Denominator:
Basic and diluted weighted-average
   common shares outstanding                        21,481        21,497        21,488        21,478
                                               ------------  ------------  ------------  ------------
Basic and diluted net loss per share          $      (0.23) $      (0.40) $      (0.57) $      (0.71)
                                               ============  ============  ============  ============

As of June 30, 2005 and 2004, Microvision had outstanding options and warrants to purchase 7, 239,000 and 6,029,000 shares of common stock, respectively. At June 30, 2005 the Company's preferred stock was convertible into 1,447,000 shares of common stock and the Company's convertible notes were convertible into 1,462,000 shares of common stock.

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

Total non-cash stock-based compensation expense related to employee and director awards was $14,000 and $558,000; for the three months ended June 30, 2005 and 2004 and $35,000 and $798,000 for the six months ended June 30, 2005 and 2004, respectively. Had compensation expense for employee and director options been determined using the fair values at the grant dates consistent with the methodology prescribed under SFAS No. 123, the Company's consolidated net loss available to common shareholders and associated net loss per share would have increased to the pro forma amounts shown below (in thousands):

                                               Three Months Ended          Three Months Ended
                                                      June 30,                    June 30,
                                               --------------------------  --------------------------
                                                   2005          2004          2005          2004
                                               ------------  ------------  ------------  ------------
Net loss available for
  common shareholders, as reported            $     (4,968) $     (8,512) $    (12,147) $    (15,202)

Add:  Stock-based employee
  compensation expense included in
  net loss available for common
  shareholders, as reported, net of
  minority interest                                     14            86            35           139

Deduct: Stock-based
  employee compensation expense
  determined under fair value based
  method for all awards,  net of
  minority interest                                   (425)       (1,141)       (1,000)       (3,571)
                                               ------------  ------------  ------------  ------------
Net loss available for
  common shareholders, pro forma              $     (5,379) $     (9,567) $    (13,112) $    (18,634)
                                               ============  ============  ============  ============
Net loss per share (basic and diluted):
  As reported                                 $      (0.23) $      (0.40) $      (0.57) $      (0.71)
                                               ============  ============  ============  ============

  Pro Forma                                   $      (0.25) $      (0.45) $      (0.61) $      (0.87)
                                               ============  ============  ============  ============

Basic and diluted weighted-average
   common shares outstanding                        21,481        21,497        21,488        21,478
                                               ============  ============  ============  ============

Segment Information

Prior to Lumera's initial public offering in July 2004, the Company was organized into two segment - Microvision, which is engaged in scanned beam displays and related technologies, and Lumera, which is engaged in optical systems components technology.  The sebments were determined based on how management views and evaluates the Company's operations.

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

At June 30, 2005, Lumera is a significant unconsolidated equity investment of Microvision. For the three months ended June 30, 2005, Lumera revenue was $348,000, Gross profit was $131,000, Loss from operations was $3.1 million and Net loss was $2.9 million. For the six months ended June 30, 2005, Lumera revenue was $588,000, Gross profit was $203,000, Loss from operations was $6.1 million and Net loss was $5.8 million .At June 30, 2005, Lumera had Current assets of $25.8 million, Noncurrent assets of $1.6 million, current liabilities of $1.3 million and Shareholders equity of $26.1 million.

The following tables reflect the results of the Company's reportable segments for the three and six months ended June 30, 2004 under the Company's management system. The performance of each segment is measured based on several metrics. These results are used, in part, by management, in evaluating the performance of, and in allocation of resources to, each of the segments (in thousands):

                                                         Three months ended June 30, 2004
                                                 --------------------------------------------------
                                                 Microvision    Lumera     Eliminations    Total
                                                 -----------  -----------  -----------  -----------
                                                              (in thousands)
Contract revenue                                $     1,523  $       288  $        --  $     1,811
Product revenue                                         587           --           --          587
Cost of contract revenue                              1,004          188           --        1,192
Cost of product revenue                                 638           --           --          638
Research and development expense                      4,306         (963)          --        3,343
Marketing, general and administrative expense         4,440          751           --        5,191
Non-cash compensation expense                           168          765           --          933
Interest income                                          78            1           --           79
Interest expense                                          3           86           --           89
Segment loss                                          8,371          538         (397)       8,512
Depreciation                                            397          298           --          695
Expenditures for capital assets                         291           82           --          373
Segment assets                                       23,794        4,253       (7,359)      20,688

                                                         Six months ended June 30, 2004
                                                 --------------------------------------------------
                                                 Microvision    Lumera     Eliminations    Total
                                                 -----------  -----------  -----------  -----------
                                                              (in thousands)
Contract revenue                                $     3,506  $       604  $        --  $     4,110
Product revenue                                       1,262           --           --        1,262
Cost of contract revenue                              2,015          382           --        2,397
Cost of product revenue                               1,303           --           --        1,303
Research and development expense                      7,458          504           --        7,962
Marketing, general and administrative expense         8,573        1,191           --        9,764
Non-cash compensation expense                           350        1,266           --        1,616
Interest income                                         180            1           --          181
Interest expense                                         11           86           --           97
Segment loss                                         14,762        2,824       (2,384)      15,202
Depreciation                                            783          595           --        1,378
Expenditures for capital assets                         488           97           --          585
Segment assets                                       23,794        4,253       (7,359)      20,688

Recently Issued Accounting Pronouncements - On December 16, 2004, the Financial Accounting Standards Board (``FASB'') issued SFAS No. 123(R), ``Share-Based Payment'', which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all share-based awards granted on or after January 2, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.  The Company is evaluating the alternative methods for implementing SFAS No. 123(R).

In March of 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which interprets SFAS No. 123(R). In particular, this SAB includes interpretive guidance that may be applicable to the Company related to: share-based payment transactions with nonemployees; methods of valuing share-based payments; the classification of compensation expense in the income statement; capitalization of compensation cost related to share-based payment arrangements; the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R); the modification of employee share options prior to adoption of SFAS No. 123(R); and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS No. 123(R).

In May of 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections" which changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period- specific effects or the cumulative effect of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement is effective for the Company for accounting principles changed on or after January 1, 2006.

 Subsequent Event

In August 2005, the Company entered into a definitive agreement with a holder of the Company's preferred stock and a new investor to sell 952,000 shares of common stock at a price of $5.25 per share and five-year warrants to purchase 215,000 shares of common stock at a price of $6.50 per share for gross proceeds of $5.0 million. The holder of the Company's preferred stock also agreed to convert 5,000 shares of the Company's preferred stock into shares of common stock. In connection with these agreements the Company also issued 124,000 shares of its common stock to the preferred stock holder and adjusted the exercise price from $8.16 to $6.84 per share for the existing warrants to purchase 361,795 shares of common stock issued in connection with the original sale of the Company's preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information set forth in this report in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 3, "Quantitative and Qualitative Disclosure about Market Risk," includes "forward- looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by that section. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of Microvision, as well as assumptions relating to the foregoing. The words "believe," "expect," "will," "anticipate," "estimate," "project," "plan," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Factors that could cause results to differ materially from those projected or implied in the forward-looking statements are set forth below under the caption "Risk Factors Relating to Microvision's Business."

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Contract Revenue. The Company earns contract revenue from performance on development contracts with the United States government and commercial customers. Contract revenue in the three months ended June 30, 2005 increased by $1.9 million, or 103%, to $3.7 million from $1.8 million in the same period in 2004. For the three months ended June 30, 2005, 19% of contract revenue was derived from performance on development contracts with the United States government and 81% from performance on development contracts with commercial customers. For the three months ended June 30, 2004, 55% of contract revenue was derived from performance on development contracts with the United States government and 45% from performance on development contracts with commercial customers. Contract revenue included in Microvision's consolidated financial statements for Lumera was $288,000 for the three months ended June 30, 2004. One commercial contract accounted for $2.7 million or 74% of contract revenue during the three months ended June 30, 2005.

In June 2005, the Company entered into a $4.4 million contract with General Dynamics C4 Systems to continue the development of a helmet-mounted display for the Air Warrior Block 3 system. General Dynamics is under contract with the U.S. Army's Product Manager -- Air Warrior in Huntsville, Ala., to develop and integrate the Air Warrior Block 3 system. The Microvision helmet-mounted display design will provide a full-color, see-through, daylight and night- readable, high-resolution display.

Contract revenue is dependent upon the timing and value of contracts the Company has entered into and the availability of technical resources to perform work on the contracts. Contract revenue was higher during the three months ended June 30, 2005 than the same period in 2004, due to higher beginning backlog and the allocation of additional resources to contract revenue projects partially offset by the impact of no longer including Lumera's revenue. Due to the change from consolidating Lumera to accounting for the investment under the equity method of accounting.

The Company believes that, as long as most of its revenue is earned from performance on development contracts, there may be a high degree of variability in revenue from quarter to quarter.

Microvision's backlog of development contracts at June 30, 2005 was $5.9 million. All development contracts in backlog are scheduled for completion and delivery during the next twelve months. Microvision's backlog of development contracts at June 30, 2004 was $4.9 million.

Product Revenue. Microvision earns product revenue from sales of Nomad and Flic. Product revenue in the three months ended June 30, 2005 increased by $456,000, or 78%, to $1.0 million from $587,000 in the same period in 2004. For the three months ended June 30, 2005, 36% of product revenue was derived from the sales of Flic units and 64% from sales of Nomad units. For the three months ended June 30, 2004, 71% of product revenue was derived from sales of Flic unites and 29% from the sale of Nomad units. Microvision introduced a new version of

Nomad during the first quarter of 2004. The increase in Nomad sales is attributable to sales of Nomad units to the U.S. Army and automotive dealerships for use in repair and maintenance applications. During the three months ended June 30, 2005, the company delivered 80 Nomad units to General Dynamics for the U.S. Army Stryker Brigade and recognized revenue of $560,000

Microvision believes that product revenue will increase from both Flic and Nomad sales as the products gain market acceptance. Quarterly revenue may vary substantially due to the timing of product orders from customers, production constraints and raw material availability.

The backlog of product orders at June 30, 2005 was approximately $900,000, all of which is scheduled for delivery during the next twelve months.

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

Cost of contract revenue for the three months ended June 30, 2005 increased by $476,000, or 40%, to $1.7 million from $1.2 million in the same period in 2004. Cost of contract revenue included in Microvision's consolidated financial statements for Lumera was $188,000 for the three months ended June 30, 2004. Total direct costs for the three months ended June 30, 2005 increased by 65% from the same period in 2004. The total direct labor component of direct costs for the three months ended June 30, 2005 increased by 11% from the same period in 2004.

Research and development overhead is allocated to both cost of contract revenue and research and development expense based on the proportion of direct cost incurred in cost of contract revenue and research and development, respectively. As a result of the higher direct labor cost in cost of revenue and a higher overhead rate for the three months ended June 30, 2005, approximately 25% more overhead was allocated to cost of revenue than in the same period in 2004.

Microvision expects that cost of contract revenue on an absolute dollar basis to increase in the future. This increase will likely result from additional development contract work that Microvision expects to perform. The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract and contract cost mix and the levels of direct and indirect costs incurred. Microvision expects the cost of contract revenue, as a percentage of contract revenue, to fluctuate modestly over time.

Cost of Product Revenue. Cost of product revenue includes both the direct and allocated indirect costs of manufacturing Nomads and Flics sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of Flic and Nomad. Indirect costs include labor and other costs associated with operating Microvision manufacturing capabilities and capacity.

Cost of product revenue for the three months ended June 30, 2005 increased by $1.6 million or 247%, to $2.2 million from $638,000 in the same period in 2004.

Cost of product revenue includes inventory write-off's of approximately $500,000 and $289,000 for the three months ended June 30, 2005 and 2004, respectively. The write-offs were due to changes in product design and customer demand that caused components and accessories to become obsolete or slow-moving. Microvision values inventory at the lower of cost or market. Microvision also reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be utilized through normal production during the next 12 months.

Manufacturing overhead is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the proportion of direct material purchased for the respective activity. During the three months ending June 30, 2005 the Company expensed approximately $400,000 of manufacturing overhead associated with production capacity in excess of production requirements.

The Company capitalizes manufacturing costs associated with the procurement and assembly of Nomad and Flic products. The fully burdened cost of the inventory is charged to cost of product revenue as the products are sold. The Company also performs a lower of cost or market analysis to determine that the fully burdened cost of the inventory is not in excess of the expected selling price of the finished units. As a result of this analysis the company recorded a lower of cost or market adjustment of approximately $450,000 in the three months ended June 30, 2005.

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

Research and Development Expense. Research and development expense consists of:

  Compensation related costs of employees and contractors engaged in internal research and product development activities,
  Research fees paid to the University of Washington under Sponsored Research Agreement for Lumera (until July 2004),
  Laboratory operations, outsourced development and processing work,
  Fees and expenses related to patent applications, prosecution and protection,
  Nomad production cost in excess of Nomad revenue (until October 2004),
  Other operating expenses and
  Costs incurred in acquiring and maintaining licenses.

Research and development expense in the three months ended June 30, 2005 decreased by $1.3 million or 39%, to $2.0 million from $3.3 million in the same period in 2004. Research and development expense included in Microvision's consolidated financial statements for Lumera was a credit of $963,000 for the three months ended June 30, 2004.

Research and development expense in the three months ended June 30, 2004 included approximately 900,000 in manufacturing overhead associated with Nomad production. The company classified Nomad manufacturing expense in excess of Nomad product revenue as research and development expense until the Nomad design and production capabilities were sufficiently mature to support commercial production, in the fourth quarter of 2004.

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

Sales, Marketing, General and Administrative Expense. Sales, marketing, , general and administrative expenses include compensation and support costs for sales, marketing, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

Sales, marketing, , general and administrative expenses in the three months ended June 30, 2005 decreased by $675,000, or 13%, to $4.5 million from $5.2 million in the same period in 2004. Sales, marketing, general and administrative expense included in Microvision's consolidated financial statements for Lumera was $751,000 for the three months ended June 30, 2004. Microvision expects marketing, general and administrative expenses to increase, commensurate with increases in revenue, in future periods as Microvision:

  Adds to its sales and marketing staff,
  Makes additional investments in sales and marketing activities, and
  Increases the level of corporate and administrative activity.

Non-Cash Compensation Expense. Non-cash compensation expense in the three months ended June 30, 2005 decreased $808,000 or 87%, to $125,000 from $933,000 in the same period in 2004.

The following table shows the major components of non-cash compensation expense for the three months ended June 30, 2005 and 2004, respectively.

                                                           Three Months Ended
                                                              June 30,
                                                          ----------------------
                                                             2005        2004
                                                          ----------  ----------
Microvision securities issued to third parties           $  111,000  $  151,000
Microvision stock options issued to employees                    --      12,000
Microvision options issued to non-management directors       14,000       5,000
Lumera non-cash compensation expense                             --     765,000
                                                          ----------  ----------
                                                         $  125,000  $  933,000
                                                          ==========  ==========

At June 30, 2005, Microvision had $49,000 of unamortized non-cash compensation expense that will be amortized over the next year.

Interest Income. Interest income in the three months ended June 30, 2005 decreased by $11,000, or 14%, to $68,000 from $79,000 in the same period in 2004. This decrease resulted primarily from lower average cash and investment securities balances in the three months ended June 30, 2005 than the average cash and investment securities balances in the same period of the prior year.

Interest Expense. Interest expense in the three months ended June 30, 2005 increased by $790,000 to $879,000 from $89,000 in the same period in 2004. In March 2005, the Company raised $10 million before issuance costs of $323,000 from the issuance of convertible notes ("Notes") and warrants to purchase an aggregate of 462,330 shares of Microvision common stock. This increase in interest expense relates to the stated interest on the notes, as well as the amortization of the discount recorded on the notes due to the warrants and embedded derivative feature of the Notes. The Company interest expense will be substantially higher than in previous periods as a result of this transaction.

Gain on derivative feature of notes payable. In connection with the issuance of the Company's notes in March 2005 the Company concluded that the Note holders' right to convert all or a portion of the Notes into Microvision or Lumera common stock is an embedded derivative instrument as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, $2,955,000 of the cash proceeds were allocated to the embedded derivative instrument, which represents the fair value of the instrument on the date of issuance. The derivative instrument is valued using the higher of the Microvision or Lumera conversion feature. At both the initial date of the transaction and at June 30, 2005, the Lumera conversion feature had a higher value. The value was determined using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rate of 4.62%; and contractual life of nine months to two years, which corresponds to the principal repayment dates. Due to change in the stock price and remaining life, the fair value of the embedded derivative instrument decreased to $2.2 million at June 30, 2005. The change in value of $1.0 million , was recorded as a non-operating gain and is included in" Gain on derivative features of note payable, net" in the consolidated statement of operations. The fair value of the instrument is included in Long-term liabilities at June 30, 2005 and subsequent changes in the fair value will be recorded in the statement of operations each period.

Gain on Sale of Equity Method Investment. In June 2005, Microvision sold 457,488 shares of its Lumera common stock at prices between $4.95 and $5.00 per share. The total proceeds from the sales were $2.3 million. The sales price was higher than the average carrying value of the shares and the Company recognized a gain of $1.6 million in June 2005.

Non-cash Beneficial Conversion Feature of Preferred Stock. In September 2004, Microvision raised $10.0 million before issuance costs of $90,000 from the sale of 10,000 shares of convertible preferred stock and a warrant to purchase 361,795 shares of common stock. The preferred stock terms include a cumulative dividend of 3.5% per annum, payable quarterly in cash or registered common stock, at the election of the Company, subject to certain conditions.

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

Subsequent to the relative fair value allocation, the effective conversion price of the convertible preferred stock was less than the closing price of Microvision's common stock on the date of commitment to purchase the preferred stock. This beneficial conversion feature was measured as $1.2 million, which represents the difference between the fair value of the common stock and the effective conversion price. This beneficial conversion feature was recorded to additional paid-in capital and will be recorded as a deemed dividend to preferred stockholders (accretion) over the stated life of the preferred stock using the effective interest method, which is three years. During the three months ended June 30, 2005 the Company recorded $88,000 in dividends on the preferred stock and $198,000 in accretion of the beneficial conversion feature of the preferred stock.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Contract Revenue. Contract revenue in the six months ended June 30, 2005 increased by $3.0 million, or 72%, to $7.1 million from $4.1 million in the same period in 2004. For the six months ended June 30, 2005, 28% of contract revenue was derived from performance on development contracts with the United States government and 72% from performance on development contracts with commercial customers. For the six months ended June 30, 2004, 54% of contract revenue was derived from performance on development contracts with the United States government and 46% from performance on development contracts with commercial customers. Contract revenue included in Microvision's consolidated financial statements for Lumera was $604,000 for the six months ended June 30, 2004. One commercial contract accounted for $4.5 million or 64% of contract revenue during the six months ended June 30, 2005.

Product Revenue. Product revenue in the six months ended June 30, 2005 increased by $381,000, or 30%, to $1.6 million from $1.3 million in the same period in 2004. For the six months ended June 30, 2005, 47% of product revenue was derived from the sales of Flic units and 53% from sales of Nomad units. For the six months ended June 30, 2004, 86% of product revenue was derived from sales of Flic units and 14% from sales of Nomad units. During the first half of 2004, Microvision delivered a large Flic order to one customer, which order was not repeated in 2005. Microvision introduced a new version of Nomad during the first quarter of 2004. The increase in Nomad sales is attributable to sales of Nomad units to the U.S. Army and automotive dealerships for use in repair and maintenance applications.

Cost of Contract Revenue. Cost of contract revenue for the six months ended June 30, 2005 increased by $1.1 million, or 46%, to $3.5 million from $2.4 million in the same period in 2004. Cost of contract revenue included in Microvision's consolidated financial statements for Lumera was $382,000 for the six months ended June 30, 2004. Total direct costs for the six months ended June 30, 2005 increased by 78% from the same period in 2004. The total direct labor component of direct costs for the six months ended June 30, 2005 increased by 24% from the same period in 2004. As a result of the higher direct labor cost in cost of revenue for the six months ended June 30, 2005, approximately 20% more overhead was allocated to cost of revenue than in the same period in 2004.

Cost of Product Revenue. Cost of product revenue for the six months ended June 30, 2005 increased by $2.1 million or 158%, to $3.4 million from $1.3 million in the same period in 2004. Cost of product revenue for the six months ended June 30, 2005 includes the write-off of $1.4 million of inventory. The write-offs were due to changes in product design and customer demand that caused components and accessories to become obsolete or slow-moving. Microvision also reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be utilized through normal production during the next 12 months.

Manufacturing overhead is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the proportion of direct material purchased for the respective activity. During the six months ending June 30, 2005 the Company expensed approximately $400,000 of manufacturing overhead associated with production capacity in excess of production requirements.

The Company capitalizes manufacturing costs associated with the procurement and assembly of Nomad and Flic products. The fully burdened cost of the inventory is charged to cost of product revenue as the products are sold. The Company also performs a lower of cost or market analysis to determine that the fully burdened cost of the inventory is not in excess of the expected selling price of the finished units. As a result of this analysis the company recorded a lower of cost or market adjustment of approximately $450,000 in the six months ended June 30, 2005.

Research and Development Expense. Research and development expense in the six months ended June 30, 2005 decreased by $4.0 million, or 51%, to $3.9 million from $8.0 million in the same period in 2004. Research and development expense included in Microvision's consolidated financial statements for Lumera was $504,000 million for the six months ended June 30, 2004. The remaining decline is a result of a shift from research and development cost to work on revenue contracts and the full absorption of manufacturing overhead cost.

Research and development expense in the six months ended June 30, 2004 included approximately $1.7 million in manufacturing overhead associated with Nomad production. The company classified Nomad manufacturing expense in excess of Nomad product revenue as research and development expense until the Nomad design and production capabilities were sufficiently mature to support commercial production, in the fourth quarter of 2004.

Sales, marketing, General and Administrative Expense. Sales, marketing, general and administrative expenses in the six months ended June 30, 2005 decreased by $713,000, or 7%, to $9.1 million from $9.8 million in the same period in 2004. Marketing, general and administrative expense included in Microvision's consolidated financial statements for Lumera was $1.2 million for the six months ended June 30, 2004. The increase in Microvision marketing, selling, general and administrative expense is attributable to increased sales and marketing costs for the Nomad product. Microvision's increased costs included salaries, travel and promotion costs directly related to Nomad sales activity.

Non-Cash Compensation Expense. Non-cash compensation expense in the six months ended June 30, 2005 decreased $1.4 million or 84%, to $256,000 from $1.6 million in the same period in 2004.

The following table shows the major components of non-cash compensation expense for the six months ended June 30, 2005 and 2004, respectively.

                                                            Six Months Ended
                                                              June 30,
                                                          ----------------------
                                                             2005        2004
                                                          ----------  ----------
Microvision securities issued to third parties           $  221,000  $  309,000
Microvision stock options issued to employees                    --      36,000
Microvision options issued to non-management directors       35,000       5,000
Lumera non-cash compensation expense                             --   1,266,000
                                                          ----------  ----------
                                                         $  256,000  $1,616,000
                                                          ==========  ==========

Interest Income. Interest income in the six months ended June 30, 2005 decreased by $56,000, or 31%, to $125,000 from $181,000 in the same period in 2004. This decrease resulted primarily from lower average cash and investment securities balances in the six months ended June 30, 2005 than the average cash and investment securities balances in the same period of the prior year.

Interest Expense. Interest expense in the six months ended June 30, 2005 increased by $1.0 million to $1.1 million from $97,000 in the same period in 2004. In March 2005, the Company raised $10 million before issuance costs of $323,000 from the issuance of convertible notes ("Notes") and warrants to purchase an aggregate of 462,330 shares of Microvision common stock. This increase in interest expense relates to the stated interest on the notes, as well as the amortization of the discount recorded on the notes due to the warrants and embedded derivative feature of the Notes. The Company interest expense will be substantially higher than in previous periods as a result of this transaction.

Gain on derivative feature of notes payable. In connection with the issuance of the Company's notes in March 2005 Company concluded that the Note holders' right to convert all or a portion of the Notes into Microvision or Lumera common stock is an embedded derivative instrument as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, $2,955,000 of the cash proceeds were allocated to the embedded derivative instrument, which represents the fair value of the instrument on the date of issuance. The derivative instrument is valued using the higher of the Microvision or Lumera conversion feature. At both the initial date of the transaction and at June 30, 2005, the Lumera conversion feature had a higher value. The value was determined using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rate of 4.62%; and contractual life of nine months to two years, which corresponds to the principal repayment dates. Due to change in the stock price and remaining life, the fair value of the embedded derivative instrument decreased to $2.2 million at June 30, 2005. The change in value of $744,000, was recorded as a non-operating gain and is included in" Gain on derivative features of note payable, net" in the consolidated statement of operations. The fair value of the instrument is included in Long-term liabilities at June 30, 2005 and subsequent changes in the fair value will be recorded in the statement of operations each period.

Gain on Sale of Equity Method Investments. In June 2005, Microvision sold 457,488 shares of its Lumera common stock at prices between $4.95 and $5.00 per share. The total proceeds from the sales were $2.3 million. The sales price was higher than the average carrying value of the shares and the Company recognized a gain of $1.6 million in June 2005.

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

Subsequent to the relative fair value allocation, the effective conversion price of the convertible preferred stock was less than the closing price of Microvision's common stock on the date of commitment to purchase the preferred stock. This beneficial conversion feature was measured as $1.2 million, which represents the difference between the fair value of the common stock and the effective conversion price. This beneficial conversion feature was recorded to additional paid-in capital and will be recorded as a deemed dividend to preferred stockholders (accretion) over the stated life of the preferred stock using the effective interest method, which is three years. During the six months ended June 30, 2005 the Company recorded $174,000 in dividends on the preferred stock and $391,000 in accretion of the beneficial conversion feature of the preferred stock.

Liquidity and Capital Resources

In August 2005, the Company entered into a definitive agreement with a holder of the Company's preferred stock and a new investor to sell 952,000 shares of common stock at a price of $5.25 per share and five-year warrants to purchase 215,000 shares of common stock at a price of $6.50 per share for gross proceeds of $5.0 million. The holder of the Company's preferred stock also agreed to convert 5,000 shares of the Company's preferred stock into shares of common stock. In connection with these agreements the Company also issued 124,000 shares of its common stock to the preferred stock holder and adjusted the exercise price from $8.16 to $6.84 per share for the existing warrants to purchase 361,795 shares of common stock issued in connection with the original sale of the Company's preferred stock.

The Company has funded operations to date primarily through the sale of common stock, convertible preferred stock, convertible debt, warrants and, to a lesser extent, from development contract revenues and product sales. At June 30, 2005, Microvision had $2.3 million in cash and cash equivalents and investment securities.

Microvision believes that its current cash and cash equivalents balance as of June 30, 2005 totaling $2.3 million and the $5.0 million proceeds from the recent sale of its common stock and warrants will satisfy its budgeted cash requirements through September 2005 based on its current operating plan. Microvision will require additional financing to fund its current operating plan beyond September 2005. Microvision owns 3, 226, 000 shares of Lumera common stock that have not been pledged as security. Based on the August 1, 2005 closing price of $4.80, the Lumera shares have a market value of $15.5 million. Microvision plans to raise additional cash to continue to fund its operating plan past that date. There can be no assurance that additional financing will be available to Microvision or that, if available, it will be available on terms acceptable to Microvision on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, Microvision will be required to limit its operations substantially. This limitation of operations may include reduction in capital expenditures, as well as reductions in staff and operating costs.

In June, 2005 the Company entered into a lease for a 67,000 square foot facility in Redmond, Washington. The Company plans to move into the new facility before the lease on its current facility in Bothell, Washington expires in April, 2006. In connection with the lease the Company is required to provide the leaseholder an irrevocable letter of credit for $1.0 million in August, 2005.

Cash used in operating activities totaled $10.7 million during the six months ended June 30, 2005, compared to $17.6 million during the same period in 2004. Cash used in operating activities for each period resulted primarily from the net loss for the period.

Cash provided by investing activities totaled $2.3 million during the six months ended June 30, 2005, compared to $7.0 million during the same period of 2004. In June 2005 the Company raised 2.3 million from the sale of Lumera Common Stock. The Company used cash of $137,000 for capital expenditures during the six months ended June 30, 2005, compared to $585,000 during the same period in 2004. Capital expenditures include leasehold improvements to leased office space and computer hardware and software, laboratory equipment and furniture and fixtures to support operations.

Cash provided by financing activities totaled $9.5 million during the six months ended June 30, 2005, compared to $3.1 million during the same period in 2004.

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

The Company concluded that the Note holders' right to convert all or a portion of the Notes into Microvision or Lumera common stock is an embedded derivative instrument as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, $2,955,000 of the cash proceeds were allocated to the embedded derivative instrument, which represents the fair value of the instrument on the date of issuance. The derivative instrument is valued using the higher of the Microvision or Lumera conversion feature. At both the initial date of the transaction and at June 30, 2005, the Lumera conversion feature had a higher value. The value was determined using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rate of 4.62%; and contractual life of nine months to two years, which corresponds to the principal repayment dates. Due to change in the stock price and remaining life, the fair value of the embedded derivative instrument increased to $3,249,000 at June 30, 2005. The change in value of $294,000 was recorded as a non-operating expense and is included in "Loss on derivative features of note payable net" in the consolidated statement of operations. The fair value of the instrument is included in Long-term liabilities at June 30, 2005 and subsequent changes in the fair value will be recorded in the statement of operations each period.

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

Subsequent to the end of the quarter, in July 2005, the Company entered into an agreement with the purchasers of the Company's Notes to amend the Notes. In connection with the amendment, the Company issued warrants to purchase 750,000 shares of Microvision common stock. The three year warrants have an exercise price of $6.84 per share. The conversion price of the Amended Notes and exercise price of the warrants are subject to anti-dilution adjustments, subject to conditions. In addition, the price at which the note holder can convert the Notes to Microvision common stock was reduced to $5.85 per share, and the price at which the Company can manditorily convert the Notes to Microvision common stock was reduced to $10.24. The Company has pledged 1,750,000 shares of its Lumera common stock as collateral for the Notes. As a result of the amendment, the Notes are no longer exchangeable into Lumera common stock

Future operating expenditures and capital requirements will depend on numerous factors, including the following:

  The progress of research and development programs,
  The progress in commercialization activities and arrangements,
  The cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights,
  Competing technological and market developments, and
  Microvision's ability to establish cooperative development, joint venture and licensing arrangements.

Recently Issued Accounting Pronouncements - On December 16, 2004, the Financial Accounting Standards Board (``FASB'') issued SFAS No. 123(R), ``Share-Based Payment'', which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all share-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.  The Company is evaluating the alternative methods for implementing SFAS No. 123(R).

In March of 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which interprets SFAS No. 123(R). In particular, this SAB includes interpretive guidance that may be applicable to the Company related to: share-based payment transactions with nonemployees; methods of valuing share-based payments; the classification of compensation expense in the income statement; capitalization of compensation cost related to share-based payment arrangements; the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R); the modification of employee share options prior to adoption of SFAS No. 123(R); and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS No. 123(R).

In May of 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections" which changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period- specific effects or the cumulative effect of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement is effective for the Company for accounting principles changed on or after January 1, 2006

Risk Factors Relating to the Microvision Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception and we anticipate an operating loss at least through the year ending December 31, 2005. We cannot assure you that we will ever become or remain profitable.

    As of June 30, 2005, we had an accumulated deficit of $199.0 million.
    We incurred consolidated net losses of $128.0 million from inception through 2002, $26.2 million in 2003, $33.2 million in 2004 and $11.6 million for the six months ended June 30, 2005.

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

Based on our current operating plan and budgeted cash requirements, we have cash to fund operations through September 2005. We will require additional capital to continue to fund our operations, including to:

    Further develop the scanned beam technology,
    Add manufacturing capacity,
    Develop and protect our intellectual property rights, and
    Fund long-term business development opportunities.

We will require additional cash to fund our operations in 2005. Microvision owns 3,326,000 shares of Lumera common stock that are not pledged to the holders of the Company's notes. Based on the August 1, 2005 closing price of $4.80 the Lumera shares have a market value of $15.5 million. If revenues are less than we anticipate, if the level and mix of revenues vary from anticipated amounts and allocations or if expenses exceed the amounts budgeted, we may require additional capital earlier to further the development of our technologies, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. In addition, our operating plan provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by us. Additional financing may not be available to us or, if available, may not be available on terms acceptable to us on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit our operations substantially. Our capital requirements will depend on many factors, including, but not limited to, the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce products incorporating the scanned beam and optical material technologies and the market acceptance and competitive position of such products. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of current shareholders' shares. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary cost, which may include non-contractual research cost.

The value of our investment in Lumera may decrease.

A significant portion of our assets and present source of liquidity are constituted by our investment in Lumera. Lumera's stock price is subject to fluctuation and may decrease, lowering the value of our investment. We own approximately 30% of Lumera's common stock. Since we hold a large percentage of Lumera's common stock, if an active market does not develop or is not sustained, it may be difficult for us to sell our shares of Lumera's common stock at an attractive price or at all. The likelihood of Lumera's success, and the value of the common stock we hold, must be considered in light of the risks frequently encountered by early stage companies, especially those formed to develop and market new technologies. These risks include Lumera's potential inability to establish product sales and marketing capabilities; to establish and maintain markets for their potential products; and to continue to develop and upgrade their technologies to keep pace with changes in technology and the growth of markets using polymer materials. If Lumera is unsuccessful in meeting these challenges, its stock price, and the value of our investment, could decrease.

The issuance of our notes and related warrants may not have been exempt from the registration or qualification requirements under federal securities laws and the securities laws of certain states, which would result in the purchasers having rescission rights under applicable law; in the event of a successful claim, we may incur resulting liabilities that we may be unable to satisfy.

The initial issuance of the notes and related warrants as well as the recent amendments to the notes and related warrants might not have been exempt from the registration or qualification requirements under federal securities laws and the securities laws of certain states.  If not exempt, among other potential remedies, a holder of the notes could seek rescission of its investment transactions.  If our initial offering were held by a court to be in violation of the Securities Act of 1933, we could be required to repurchase the securities sold to the purchasers in that offering at the original aggregate purchase price paid of $10 million plus statutory interest from the date of purchase, for a period of one year following the date of the violation. We do not have sufficient cash on hand to satisfy any such claim or other claim relating to the issuance or amendment of the notes if successful, and we may be unable to raise any needed funds.

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

Our common stock is listed for quotation on the NASDAQ National Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards, our common stock could be delisted from the NASDAQ National Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ SmallCap Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity for our common stock. If our common stock were not listed on the SmallCap Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the- counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from the NASDAQ National Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market- making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from the NASDAQ National Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on the NASDAQ National Market. While the penny stock rules should not affect the quotation of our common stock on the NASDAQ National Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. During the first and second quarter of 2003, the third quarter of 2004, and the second quarter of 2005, the market price of our stock traded below $5.00 per share. On August 1, 2005 the closing price of our stock was $6.20.

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

We are aware of several patents held by third parties that relate to certain aspects of scanned beam displays and image capture products. These patents could be used as a basis to challenge the validity, limit the scope or limit our ability to obtain additional or broader patent rights of our patents or patents we have licensed. A successful challenge to the validity of our patents or patents we have licensed could limit our ability to commercialize the scanned beam technology and other technologies and, consequently, materially reduce our revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us with respect to current and future technology. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually be issued with claims that will be infringed by our products or the scanned beam technology. The defense and prosecution of a patent suit would be costly and time consuming, even if the outcome were ultimately favorable to us. An adverse outcome in the defense of a patent suit could subject us to significant cost, to require others and us to cease selling products that incorporate scanned beam technology, to cease licensing scanned beam technology or to require disputed rights to be licensed from third parties. Such licenses, if available, would increase our operating expenses. Moreover, if claims of infringement are asserted against our future co- development partners or customers, those partners or customers may seek indemnification from us for damages or expenses they incur.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company's cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates. Due to the generally short-term maturities of these investment securities, Microvision believes that the market risk arising from its holdings of these financial instruments is not material

The Company's investment policy restricts investments to ensure principal preservation and liquidity. The Company invests cash that it expects to use within approximately sixty days in U.S. treasury-backed instruments. The Company invests cash in excess of approximately sixty days of its requirements in high quality investment securities. The investment securities portfolio is limited to U.S. government and U.S. government agency debt securities and other high- grade securities generally with maturities of three years or less.

The weighted average maturities of cash equivalents and investment securities available-for-sale as of June 30, 2005, are as follows (dollar amounts in thousands):

                                      Amount      Percent
                                     ---------  ---------
Cash and equivalents                   $2,327     100.00%
Less than one year                         --         --
                                     ---------  ---------
                                        2,327     100.00%
                                     =========  =========

Microvision owns 4,976,000 total shares of Lumera common stock, of which 1,750,000 are pledged as collateral to the holders of the company's convertible notes. Based on Lumera's closing stock price on August 1, 2005 of $4.80 per share, the market value of Microvision's investment in Lumera common stock is $23.9 million, and the market value of the unpledged shares of Lumera common stock is $15.5 million. The market price of Lumera's common stock is subject to fluctuations based on Lumera's financial performance and overall market conditions.

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

PART II

OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Shareholder's Meeting was held on June 30, 2005.  The following proposal was introduced and voted on:

Proposal No. 1 - Election of Directors
Name	Votes For	Votes Against
Richard F. Rutkowski	19,266,789	953,315
Stephen R. Willey	20,015,005	205,099
Jacqueline Brandwynne	19,375,490	844,614
Richard A. Cowell	19,840,704	379,400
Slade Gorton	20,026,228	193,876
Walter J. Lack	19,299,788	920,316
Robert A. Ratliffe	19,530,966	689,138
Dennis Reimer	19,527,961	692,143

Proposal No. 2 - Amendment to the Independent Director Stock Option Plan
For	Against	Abstain
4,629,712	2,395,131	106,475

ITEM 6. EXHIBITS

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Lease Agreement between CarrAmerica Reality Operating Partnership, L/P. and Microvision, Inc. dated June 14, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MICROVISION, INC.
Date: August 9, 2005	BY:	/s/ Richard F. Rutkowski
Richard F. Rutkowski
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2005	BY:	/s/ Jeff Wilson
Jeff Wilson
Vice President, Accounting (Principal Accounting Officer)

EXHIBIT INDEX

The following documents are filed.
Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Lease Agreement between CarrAmerica Reality Operating Partnership, L/P. and Microvision, Inc. dated June 14, 2005