Form 10-Q
period 2005-06-30
MICROVISION INC
filed 2005-11-09
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number    0-21221

Microvision, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	91-1600822
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

19910 North Creek Parkway
Bothell, Washington    98011
(Address of Principal Executive Offices including Zip Code)

(425) 415-6847
(Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒        NO    ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES    ☒        NO    ☐

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

      As of October 31, 2005, 24,002,000 shares of the Company's common stock, $0.001 par value, were outstanding.

Microvision, Inc.
FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Microvision, Inc.
Consolidated Balance Sheet
(In thousands, except per share data)
(Unaudited)

                                                                                                              September 30,   December 31,
                                                                                                                  2005           2004
                                                                                                              -------------  -------------
Assets
Current Assets
   Cash and cash equivalents                                                                                 $       1,415  $       1,268
   Accounts receivable, net of allowances                                                                            1,504          5,227
   Costs and estimated earnings in excess of billings on uncompleted contracts                                       1,218            597
   Inventory                                                                                                         2,318          3,167
   Current restricted investments                                                                                    1,101             --
   Other current assets                                                                                              1,376          1,293
                                                                                                              -------------  -------------
   Total current assets                                                                                              8,932         11,552

Investment in Lumera                                                                                                 4,544         10,201
Property and equipment, net                                                                                          1,636          2,318
Restricted investments                                                                                               1,000          1,238
Restricted investment in Lumera                                                                                      2,457             --
Other assets                                                                                                           161            229
                                                                                                              -------------  -------------
   Total assets                                                                                              $      18,730  $      25,538
                                                                                                              =============  =============

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Shareholders' (Deficit) Equity
Current Liabilities
   Accounts payable                                                                                          $       1,857  $       2,624
   Accrued liabilities                                                                                               3,934          4,538
   Allowance for estimated contract losses                                                                              --             53
   Billings in excess of costs and estimated earnings on uncompleted contracts                                         119          3,318
   Liability associated with common stock warrants                                                                   3,169             --
   Liability associated with embedded derivative feature                                                             3,080             --
   Current portion of notes payable                                                                                  5,157             --
   Current portion of capital lease obligations                                                                         28             39
   Current portion of long-term debt                                                                                    42             77
                                                                                                              -------------  -------------
   Total current liabilities                                                                                        17,386         10,649

Notes payable, net of current portion                                                                                1,823             --
Capital lease obligations, net of current portion                                                                      100              9
Long-term debt, net of current portion                                                                                  --             22
Deferred rent, net of current portion                                                                                  228             21
                                                                                                              -------------  -------------
   Total liabilities                                                                                                19,537         10,701
                                                                                                              -------------  -------------
Commitments and contingencies                                                                                           --             --

Mandatorily redeemable convertible preferred stock, par value $.001;
   25,000 shares authorized; 5 and 10 shares issued and outstanding
   (liquidation preference of $5,000 and $10,000)                                                                    4,063          7,647
                                                                                                              -------------  -------------
Shareholders' (Deficit) Equity
   Common stock, par value $.001; 73,000 shares authorized; 23,681 and
      21,509 shares issued and outstanding                                                                              24             22
   Additional paid-in capital                                                                                      207,260        196,929
   Deferred compensation                                                                                              (100)          (305)
   Subscriptions receivable from related parties                                                                        --           (166)
   Receivables from related parties, net                                                                            (1,823)        (1,823)
   Accumulated deficit                                                                                            (210,231)      (187,467)
                                                                                                              -------------  -------------
   Total shareholders' (deficit) equity                                                                             (4,870)         7,190
                                                                                                              -------------  -------------
   Total liabilities, mandatorily redeemable convertible preferred stock and shareholders' (deficit) equity  $      18,730  $      25,538
                                                                                                              =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

Microvision, Inc.
Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)

                                                                                        Three Months Ended       Nine Months Ended
                                                                                            September 30,           September 30,
                                                                                      ----------------------  ----------------------
                                                                                         2005        2004        2005        2004
                                                                                      ----------  ----------  ----------  ----------
Contract revenue                                                                     $    2,180  $    2,157  $    9,244  $    6,267
Product revenue                                                                           1,150         572       2,793       1,834
                                                                                      ----------  ----------  ----------  ----------
    Total revenue                                                                         3,330       2,729      12,037       8,101
                                                                                      ----------  ----------  ----------  ----------
Cost of contract revenue                                                                  1,647       1,580       5,143       3,977
Cost of product revenue                                                                   2,117         886       5,484       2,189
                                                                                      ----------  ----------  ----------  ----------
    Total cost of revenue                                                                 3,764       2,466      10,627       6,166
                                                                                      ----------  ----------  ----------  ----------
Gross margin                                                                               (434)        263       1,410       1,935
                                                                                      ----------  ----------  ----------  ----------
Research and development expense (exclusive of non-cash
    compensation expense of $0 and ($18) for the three
    months and $0 and $548 for the nine months
    ended September 30, 2005 and 2004, respectively)                                      1,963       4,666       5,884      12,628
Sales, marketing, general and administrative expense (exclusive of non-cash compensation expense of $118 and $230 for
    the three months and $374 and $1,280 for the nine
    months ended September 30, 2005 and 2004, respectively)                               4,405       4,722      13,456      14,486
Non-cash compensation expense                                                               118         212         374       1,828
                                                                                      ----------  ----------  ----------  ----------
    Total operating expenses                                                              6,486       9,600      19,714      28,942
                                                                                      ----------  ----------  ----------  ----------
Loss from operations                                                                     (6,920)     (9,337)    (18,304)    (27,007)
Interest income                                                                              61          43         186         224
Interest expense                                                                           (997)        (40)     (2,067)       (137)
Loss on disposal of fixed assets                                                             --          (1)         --          (1)
Gain on derivative features of notes payable                                                611          --       1,669          --
Loss on debt extinguishment                                                              (3,313)         --      (3,313)         --
Other expense                                                                               (14)         --         (17)         --
                                                                                      ----------  ----------  ----------  ----------
Loss before minority interests and equity in losses of Lumera                           (10,572)     (9,335)    (21,846)    (26,921)
Minority interests in loss of consolidated subsidiary                                        --          54          --       2,438
Equity in losses of Lumera                                                                 (610)       (750)     (2,488)       (750)
Gain on sale of securities of equity subsidiary                                              --          --       1,570          --
                                                                                      ----------  ----------  ----------  ----------
Net loss                                                                                (11,182)    (10,031)    (22,764)    (25,233)
Less: Stated dividend on mandatorily redeemable convertible preferred stock                 (62)        (20)       (236)        (20)
Accretion to par value of preferred stock                                                  (143)        (43)       (534)        (43)
Inducement for conversion of preferred stock                                             (1,184)         --      (1,184)         --
                                                                                      ----------  ----------  ----------  ----------
Net loss available for common shareholders                                           $  (12,571) $  (10,094) $  (24,718) $  (25,296)
                                                                                      ==========  ==========  ==========  ==========

Net loss per share - basic and diluted                                               $    (0.56) $    (0.47) $    (1.13) $    (1.18)
                                                                                      ==========  ==========  ==========  ==========

Weighted-average shares outstanding - basic and diluted                                  22,637      21,508      21,875      21,488
                                                                                      ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

Microvision, Inc.
Consolidated Statement of Comprehensive Loss
(In thousands)
(Unaudited)

                                                                                        Three Months Ended       Nine Months Ended
                                                                                            September 30,           September 30,
                                                                                      ----------------------  ----------------------
                                                                                         2005        2004        2005        2004
                                                                                      ----------  ----------  ----------  ----------
Net loss                                                                             $  (11,182) $  (10,031) $  (22,764) $  (25,233)

Other comprehensive income (loss) -
Unrealized gain (loss) on investment securities, available-for-sale                          --          (2)         --         (25)
                                                                                      ----------  ----------  ----------  ----------
Comprehensive loss                                                                   $  (11,182) $  (10,033) $  (22,764) $  (25,258)
                                                                                      ==========  ==========  ==========  ==========

Microvision, Inc.

Consolidated Statement of Changes in Mandatorily Redeemable Convertible Preferred Stock and Shareholders' Equity
For the Period from December 31, 2003 to September 30, 2005 (in thousands)
(Unaudited)

                                                        Mandatorily                                                        Shareholders' Equity
                                                        redeemable       ------------------------------------------------------------------------------------------------------------------------
                                                       convertible                                                         Subscriptions Receivables   Accumulated
                                                      preferred stock        Common Stock       Additional                  receivable      from          other                         Total
                                                    -------------------- --------------------    paid-in       Deferred    from related    related    comprehensive   Accumulated   shareholders'
                                                     Shares     Amount    Shares    Par value    capital     compensation    parties       parties    (loss) income     defecit        Equity
                                                    ---------  --------- ---------  ---------  ------------  ------------  ------------  -----------  --------------  ------------  -------------
Balance at December 31, 2003                              --  $      --    21,449  $      21  $    180,354  $       (846) $       (166) $    (1,823) $           25  $   (154,270) $      23,295
Issuance of options to board members for services                                                       81           (81)                                                                     --
Issuance of stock, options and warrants to
  non-employees for services                                                                           143          (143)                                                                     --
Issuance of Lumera options to Microvision
  employees                                                                                            134                                                                                   134
Amortization of deferred compensation                                                                                765                                                                     765
Exercise of warrants and options                                               60          1           382                                                                                   383
Sales of common stock                                                                                   (8)                                                                                   (8)
Sales of preferred stock and warrants                     10      8,590                              1,281                                                                                 1,281
Beneficial conversion feature of mandatorily
  redeemable convertible preferred stock                         (1,181)                             1,181                                                                                 1,181
Dividend on preferred stock                                                                           (108)                                                                                 (108)
Non-cash accretion on mandatorily redeemable
  convertible preferred stock                                       238                               (238)                                                                                 (238)
Net change in interest gain on Lumera
  initial public offering                                                                           13,727                                                                                13,727
Other comprehensive income                                                                                                                                      (25)                         (25)
Net loss                                                                                                                                                                  (33,197)       (33,197)
                                                    ---------  --------- ---------  ---------  ------------  ------------  ------------  -----------  --------------  ------------  -------------
Balance at December 31, 2004                              10      7,647    21,509         22       196,929          (305)         (166)      (1,823)             --      (187,467)         7,190
Issuance of stock, options and warrants to
  non-employees for services                                                    6                       25                                                                                    25
Deferred compensation on stock options                                                                 144          (144)                                                                     --
Amortization of deferred compensation                                                                                349                                                                     349
Exercise of warrants and options                                                3         --            10                                                                                    10
Sales of common stock                                                       1,333          1         6,956                                                                                 6,957
Conversion of preferred stock                             (5)    (4,539)      855          1         4,538                                                                                 4,539
Stock received for subscriptions receivable                                   (28)        --          (169)                        166                                                        (3)
Inducement to preferred shareholders                                                                  (763)                                                                                 (763)
Issuance of common stock and change in warrant value
  to preferred shareholders                                                                            763                                                                                   763
Beneficial conversion feature of mandatorily
  redeemable convertible preferred stock                            421                               (421)                                                                                 (421)
Issuance of common stock on
  preferred dividend                                                            3                       18                                                                                    18
Dividend on preferred stock                                                                           (236)                                                                                 (236)
Non-cash accretion on mandatorily redeemable
  convertible preferred stock                                       534                               (534)                                                                                 (534)
Net loss                                                                                                                                                                  (22,764)       (22,764)
                                                    ---------  --------- ---------  ---------  ------------  ------------  ------------  -----------  --------------  ------------  -------------
Balance at September 30, 2005                              5  $   4,063    23,681  $      24  $    207,260  $       (100) $         --  $    (1,823) $           --  $   (210,231) $      (4,870)
                                                    =========  ========= =========  =========  ============  ============  ============  ===========  ==============  ============  =============

The accompanying notes are an integral part of these consolidated financial statements.

Microvision, Inc.
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                        ----------------------
                                                                                           2005        2004
                                                                                        ----------  ----------
Cash flows from operating activities
    Net loss                                                                              (22,764)    (25,233)
    Adjustments to reconcile net loss to net cash used in operations
        Depreciation                                                                        1,268       1,937
        Non-cash expenses related to issuance of stock, warrants,
        options and amortization of deferred compensation                                     374       1,828
        Non-cash interest expense                                                           1,611          --
        Gain on derivative features of notes payable                                       (1,669)         --
        Minority interests in loss of consolidated subsidiary                                  --      (2,438)
        Equity in losses of Lumera                                                          2,488         750
        Gain on sale of securities of equity subsidiary                                    (1,570)         --
        Loss on extinguishment of debt                                                      3,313          --
        Non-cash deferred rent                                                                (21)        (64)
        Interest on notes payable                                                              --         125
        Allowance for estimated contract losses                                               (53)         31
        Change in:
            Accounts receivable                                                             3,723       1,018
            Intercompany receivable                                                            --          (4)
            Costs and estimated earnings in excess of billings on uncompleted contracts      (621)       (328)
            Inventory                                                                         849      (2,450)
            Other current assets                                                              125          62
            Other assets                                                                      280          84
            Accounts payable                                                                 (824)      2,525
            Accrued liabilities                                                              (673)        304
            Billings in excess of costs and estimated earnings on uncompleted contracts    (3,199)          3
            Research liability, current and long-term                                          --      (1,762)
                                                                                        ----------  ----------
            Net cash used in operating activities                                         (17,363)    (23,612)
                                                                                        ----------  ----------
Cash flows from investing activities
    Sales of investment securities                                                          1,248      12,053
    Purchases of investment securities                                                     (1,248)     (1,000)
    Sales of restricted investment securities                                               1,238       1,269
    Purchases of restricted investment securities                                          (2,101)     (1,238)
    Sale of long-term investment - Lumera                                                   2,282          --
    Purchases of property and equipment                                                      (414)       (925)
                                                                                        ----------  ----------
            Net cash provided by investing activities                                       1,005      10,159
                                                                                        ----------  ----------
Cash flows from financing activities
    Principal payments under capital leases                                                   (35)        (51)
    Proceeds from issuance of short-term notes                                                 --       2,300
    Principal payments under long-term debt                                                   (57)        (52)
    Proceeds from issuance of notes and warrants                                           10,575          --
    Payments on notes payable                                                              (1,000)         --
    Increase in deferred rent                                                                 228          --
    Payment of preferred dividend                                                            (173)        (20)
    Net proceeds from issuance of common stock                                              6,967         328
    Net proceeds from issuance of preferred stock and warrants                                 --       9,950
    Net proceeds from sale of subsidiary's equity to minority interests                        --         500
                                                                                        ----------  ----------
            Net cash provided by financing activities                                      16,505      12,955
                                                                                        ----------  ----------
Net increase (decrease) in cash and cash equivalents                                          147        (498)
Cash and cash equivalents at beginning of period                                            1,268      10,700
Change in cash due to Lumera deconsolidation                                                   --      (1,450)
                                                                                        ----------  ----------
Cash and cash equivalents at end of period                                                  1,415       8,752
                                                                                        ==========  ==========

Supplemental disclosure of cash flow information
    Cash paid for interest                                                                    342         137
                                                                                        ==========  ==========
Supplemental schedule of non-cash investing and financing activities
    Property and equipment acquired under capital leases                                      115          15
                                                                                        ==========  ==========
    Other non-cash additions to property and equipment                                         69          82
                                                                                        ==========  ==========
    Conversion of preferred stock into common stock                                         4,117          --
                                                                                        ==========  ==========
    Deferred compensation - warrants, options and stock grants                                169          --
                                                                                        ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

MICROVISION, INC.

Notes to Consolidated Financial Statements

September 30, 2005

(Unaudited)

Management's Statement

The Consolidated Balance Sheet as of September 30, 2005, the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2005 and September 30, 2004, the Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 and September 30, 2004 and the Consolidated Statements of Shareholders Equity as of September 30, 2005 have been prepared by Microvision, Inc. (the "Company") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at September 30, 2005 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the SEC. You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

At September 30, 2005, Microvision had $1.4 million in cash and cash equivalents. In addition, in October 2005, the Company sold 209,000 shares of Lumera stock for net proceeds of $1.0 million.

The Company has an immediate need for additional capital to fund its operations. The Company has engaged an investment banker to assist it in raising additional capital within the next few weeks. The Company can raise limited additional cash through the sale of its Lumera common stock in the public market under Rule 144 of the Securities Act of 1933 or through a private placement. Microvision owns 3,017,000 shares of Lumera common stock that have not been pledged as collateral for the Company's Notes. Based on the October 31, 2005 closing price of $4.38, the Lumera shares that have not been pledged as collateral have a market value of approximately $13.2 million. Based on the recent trading volumes, the Company can currently sell approximately 190,000 shares of Lumera stock under Rule 144 of the Securities Act of 1933. None of the remaining shares are currently freely tradable. The immediate sale of Lumera stock in the public market could have a negative impact on the Lumera stock price. There can be no assurance that additional financing will be available to Microvision or that, if available, it will be available on terms acceptable to Microvision on a timely basis. If the Company is not able to raise needed capital the Company would be forced to substantially curtail operations. If adequate funds are not available to satisfy long-term capital requirements, Microvision will be required to limit its operations substantially. This limitation of operations may include reductions in staff and operating costs as well as reductions in capital expenditures and investment in research and development.

Principles of Consolidation

Until July 2004, the consolidated financial statements included the accounts of Microvision, Inc. ("Microvision" or the "Company), a Delaware corporation, and its majority-owned subsidiary Lumera Corporation ("Lumera"), a Delaware corporation. In July 2004, Microvision's ownership interest in Lumera was reduced to 33% as a result of Lumera completing an initial public offering of its common stock. As of September 30, 2005, Microvision owns 30% of Lumera's common stock. As a result of the reduction in ownership, Microvision changed to the equity method of accounting for its investment in Lumera.

Inventory

Inventory at September 30, 2005 and December 31, 2004 consisted of the following:

                                               September 30,  December 31,
                                                   2005          2004
                                               ------------  ------------
Raw materials                                 $  1,087,000  $  1,607,000
Work-in-process                                    259,000        77,000
Finished goods                                     972,000     1,483,000
                                               ------------  ------------
                                              $  2,318,000  $  3,167,000
                                               ============  ============

The inventory at September 30, 2005 and December 31, 2004 consisted of raw materials; work in process and finished goods for Nomad and Flic. Inventory is stated at the lower of cost or market, with cost determined on a weighted average basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, Microvision reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through the normal course of business during the next twelve months. During the nine months ended September 30, 2005 and 2004, Microvision recorded inventory write-downs of $1,598,000 and $1,288,000, respectively.

Convertible Notes

In March 2005, the Company raised $10,000,000, before issuance costs of $423,000, from the issuance of convertible notes ("Notes") and warrants to purchase an aggregate of 462,000 shares of Microvision common stock. The Notes are convertible on demand by the holders into Microvision common stock at a conversion price of $6.84 per share of Microvision common stock or Lumera common stock held by the Company at a conversion price of $5.64 per share up to a limit of 1,750,000 shares of Lumera common stock. The right to convert the Notes into shares of Lumera common stock was removed pursuant to the amendment described below. The Note holders may convert all or a portion of their Notes. The initial conversion price is subject to adjustment in the event Microvision issues common stock or common stock equivalents at a price per share of common stock below the conversion price of the Notes. In addition, upon the request of the Note holders, the Company is required to redeem the Notes for cash upon a change of control or an event of default at a redemption price equal to 125% of the then outstanding balance of the Notes. The Company has pledged 1,750,000 shares of its Lumera common stock as collateral for the Notes that have been classified as a "Restricted investment in Lumera" on the Company's consolidated balance sheet.

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

The Company concluded that the Note holders' right to convert all or a portion of the Notes into Microvision or Lumera common stock is an embedded derivative instrument as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). Accordingly, $2,955,000 of the cash proceeds were allocated to the embedded derivative instrument, which represents the fair value of the instrument on the date of issuance. The derivative instrument is valued using the higher of the Microvision or Lumera conversion feature. The value was determined using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.62%; and contractual life of nine months to two years, which corresponds to the principal repayment dates. Due to changes in Lumera and Microvision's stock price and remaining contractual life, the fair value of the embedded derivative feature decreased to $2,463,000 at July 25, 2005 the date of the extinguishment. The changes in value of a decrease of $252,000, and an increase of $492,000 for the three and nine months ended September 30, 2005 respectively, were recorded as a non-operating gain and are included in "Gain on derivative features of note payable " in the consolidated statement of operations.

The warrants vested on the date of grant, have an exercise price of $6.84 per common share and expire in March 2010. The initial exercise price is subject to adjustment in the event Microvision issues common stock or common stock equivalents at a price per share of common stock below the exercise price of the warrant. The warrants met the definition of a derivative instrument that must be accounted for as a liability under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because the Company cannot engage in certain corporate transactions affecting the common stock unless it makes a cash payment to the holders of the warrants. Accordingly, $1,651,000 of the cash proceeds were allocated to the warrants, which represents the fair value of the warrants on the date of issuance and the amount was recorded as a current liability. Subsequent changes in the fair value of the warrants will be recorded in the statement of operations each period. The warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rate of 4.62%; and contractual life of five years. The remaining gross proceeds of $5,394,000 were allocated to the Notes.

In July 2005, the Company entered into an agreement to amend the Notes. In connection with the amendment, the Company issued three year warrants to purchase 750,000 shares of Microvision common stock at an exercise price of $6.84 per share. The conversion price of the amended Notes and exercise price of the warrants are subject to anti-dilution adjustments, subject to conditions. In addition, the price at which the Note holders can convert the Notes to Microvision common stock was reduced to $5.85 per share, and the price at which the Company can mandatorily convert the Notes to Microvision common stock was reduced to $10.24. As a result of the amendment, the Notes are no longer exchangeable into Lumera common stock.

The Company has concluded that the amendment of the Notes met the criteria of a debt extinguishment. The Company recorded a charge of $3,313,000 for the change in the fair value of the debt and related consideration. The change in the value was measured as the value of the additional warrants that were issued to the Note holders and the change in the price at which the debt could be converted to Microvision common stock. The additional warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rate of 3.66%; and contractual life of three years. The additional warrants were initially valued at $2,295,000. The change in the conversion price was valued using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rates ranging from 3.25% to 3.58% and contractual life equal to the length of the option. The change in the conversion price was valued at $1,018,000.

The amended conversion feature continued to meet the definition of a derivative under FAS 133 and accordingly has been recorded at fair value and included within current liabilities. The carrying amount of the derivative will be adjusted to fair value at each balance sheet date. An adjustment of $401,000 was recorded in the three months ended September 30, 2005.

The liability for both the initial warrant and the additional warrant are adjusted to the fair market value of $3,169,000 at September 30, 2005. The combined adjustment during the three and nine months ended September 30, 2005 was $462,000 and $777,000, respectively.

Common Stock

In August 2005, the Company raised $5,000,000, before issuance costs, through the sale of 952,000 shares of common stock at a price of $5.25 per share and five-year warrants to purchase 215,000 shares of common stock at an exercise price of $6.50 per share to a holder of the Company's preferred stock and a new investor. The holder of the Company's preferred stock also agreed to convert 5,000 shares of the Company's preferred stock into 734,000 shares of common stock. As an inducement to convert the preferred stock the Company also issued 124,000 shares of its common stock to the preferred stock holder and adjusted the exercise price from $8.16 to $6.84 per share for the existing warrants to purchase 362,000 shares of common stock issued in connection with the original sale of the Company's preferred stock. The total value of the 124,000 common shares issued of $701,000, the change in the value of the warrants of $62,000 and the amount of unamortized beneficial conversion feature on the preferred stock of $421,000 was recorded as an inducement to convert the preferred stock and charged to common shareholders during the three months ended September 30, 2005.

In August and September 2005, the Company raised $2,000,000 through the sale of 381,000 shares of common stock and five year warrants to purchase 86,000 shares of common stock at a price of $6.50 per share.

Net Loss Per Share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential dilutive shares outstanding. Diluted net loss per share for the three and nine months ended September 30, 2005 is equal to basic net loss per share because the effect of potential common stock outstanding during the periods, including options, warrants and common stock underlying convertible debt and preferred stock is anti-dilutive.

The components of basic and diluted earnings per share were as follows (in thousands, except earnings per share data):

                                                  Three Months Ended           Nine Months Ended
                                                      September 30,                September 30,
                                               --------------------------  --------------------------
                                                   2005          2004          2005          2004
                                               ------------  ------------  ------------  ------------
Numerator:
Net loss available for common shareholders    $    (12,571) $    (10,094) $    (24,718) $    (25,296)
                                               ============  ============  ============  ============
Denominator:
Basic and diluted weighted-average
   common shares outstanding                        22,637        21,508        21,875        21,488
                                               ------------  ------------  ------------  ------------
Basic and diluted net loss per share          $      (0.56) $      (0.47) $      (1.13) $      (1.18)
                                               ============  ============  ============  ============

As of September 30, 2005 and 2004, Microvision had outstanding options and warrants to purchase 8,583,000 and 6,898,000 shares of common stock, respectively. At September 30, 2005, the Company's preferred stock was convertible into 741,000 shares of common stock and the Company's convertible notes were convertible into 1,721,000 shares of common stock. Subsequent to the end of the quarter, the two Note holders elected to convert a total of $1,800,000 of Notes into 311,000 shares of Microvision common stock in accordance with the terms of the Notes.

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

Total non-cash stock-based compensation expense related to employee and director awards was $44,000 and $95,000 for the three months ended September 30, 2005 and 2004, respectively, and $79,000 and $893,000 for the nine months ended September 30, 2005 and 2004, respectively. Had compensation expense for employee and director options been determined using the fair values at the grant dates consistent with the methodology prescribed under SFAS No. 123, the Company's consolidated net loss available to common shareholders and associated net loss per share would have increased to the pro forma amounts shown below (in thousands):

                                               Three Months Ended          Nine Months Ended
                                                      September 30,               September 30,
                                               --------------------------  --------------------------
                                                   2005          2004          2005          2004
                                               ------------  ------------  ------------  ------------
Net loss available for
  common shareholders, as reported            $    (12,571) $    (10,094) $    (24,718) $    (25,296)

Add:  Stock-based employee
  compensation expense included in
  net loss available for common
  shareholders, as reported, net of
  minority interest                                     44            37            79           175

Deduct: Stock-based
  employee compensation expense
  determined under fair value based
  method for all awards,  net of
  minority interest                                   (535)       (1,563)       (1,535)       (5,133)
                                               ------------  ------------  ------------  ------------
Net loss available for
  common shareholders, pro forma              $    (13,062) $    (11,620) $    (26,174) $    (30,254)
                                               ============  ============  ============  ============
Net loss per share (basic and diluted):
  As reported                                 $      (0.56) $      (0.47) $      (1.13) $      (1.18)
                                               ============  ============  ============  ============

  Pro Forma                                   $      (0.58) $      (0.54) $      (1.20) $      (1.41)
                                               ============  ============  ============  ============

Basic and diluted weighted-average
   common shares outstanding                        22,637        21,508        21,875        21,488
                                               ============  ============  ============  ============

Segment Information

Since 2000, Microvision has held an investment in Lumera. From inception to July 2004, Lumera was a consolidated subsidiary and treated as a separate segment within the Company. Subsequent to July 2004, Lumera became an equity method investment and the Company now operates under one segment.

Prior to Lumera's initial public offering in July 2004, the Company was organized into two segments - Microvision, which is engaged in scanned beam displays and related technologies, and Lumera, which is engaged in optical systems components technology. Up to the date of Lumera's Initial Public Offering, the segments were determined based on how management viewed and evaluated the Company's operations.

A portion of each segments' administration expenses arose from shared services and infrastructure that Microvision had provided to both segments in order to realize economies of scale and to efficiently use resources. These efficiencies include costs of certain legal, accounting, human resources and other Microvision corporate and infrastructure costs. These expenses were allocated to the segments and the allocation was determined on a basis that the Company considered to be a reasonable reflection of the utilization of services provided to, or benefits received by, the segments.

After Lumera's Initial Public Offering, Lumera became a significant unconsolidated equity investment of Microvision. For the three months ended September 30, 2005, Lumera revenue was $681,000, Gross profit was $215,000, Loss from operations was $2.2 million and Net loss was $2.0 million. For the nine months ended September 30, 2005, Lumera revenue was $1.3 million, Gross profit was $418,000, Loss from operations was $8.3 million and Net loss was $7.8 million. At September 30, 2005, Lumera had Current assets of $24.3 million, Noncurrent assets of $1.4 million, and current liabilities of $1.2 million and Shareholders equity of $24.4 million.

The following tables reflect the results of the Company's reportable segments for the three and nine months ended September 30, 2004 under the Company's management system. The performance of each segment was measured based on several metrics. These results were used, in part, by management, in evaluating the performance of, and in allocation of resources to, each of the segments (in thousands):

                                                         Three months ended September 30, 2004
                                                 --------------------------------------------------
                                                 Microvision    Lumera     Eliminations    Total
                                                 -----------  -----------  -----------  -----------
                                                              (in thousands)
Contract revenue                                $     2,075  $        82  $        --  $     2,157
Product revenue                                         572           --           --          572
Cost of contract revenue                              1,528           52           --        1,580
Cost of product revenue                                 886           --           --          886
Research and development expense                      4,043          623           --        4,666
Marketing, general and administrative expense         4,480          242           --        4,722
Non-cash compensation expense                           181           31           --          212
Interest income                                          42            1           --           43
Interest expense                                          6           34           --           40
Segment loss                                          9,249          899          (54)      10,094
Depreciation                                            459          100           --          559
Expenditures for capital assets                         367          (27)          --          340
Segment assets                                       29,536           --           --       29,536

                                                         Nine months ended September 30, 2004
                                                 --------------------------------------------------
                                                 Microvision    Lumera     Eliminations    Total
                                                 -----------  -----------  -----------  -----------
                                                              (in thousands)
Contract revenue                                $     5,581  $       686  $        --  $     6,267
Product revenue                                       1,834           --           --        1,834
Cost of contract revenue                              3,544          433           --        3,977
Cost of product revenue                               2,189           --           --        2,189
Research and development expense                     11,499        1,129           --       12,628
Marketing, general and administrative expense        13,053        1,433           --       14,486
Non-cash compensation expense                           531        1,297           --        1,828
Interest income                                         222            2           --          224
Interest expense                                         17          120           --          137
Segment loss                                         24,010        3,724       (2,438)      25,296
Depreciation                                          1,242          695           --        1,937
Expenditures for capital assets                         855           70           --          925
Segment assets                                       29,536           --           --       29,536

Recently Issued Accounting Pronouncements - On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all share-based awards granted on or after January 2, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.  The Company is evaluating the alternative methods for implementing SFAS No. 123(R).

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

In May of 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections" which changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement is effective for the Company for accounting principles changed on or after January 1, 2006.

Subsequent Events

In October 2005, holders of the Company's Notes converted $ 1,800,000 of the notes into 311,000 shares of Microvision common stock in accordance with the terms of the Notes.

In October 2005, the Company raised $1,023,000 from the sale of 209,000 shares of Lumera common stock.

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

Overview

The company has historically included the financial results of both Microvision, Inc. ("Microvision" or the "Company") and Lumera Corporation ("Lumera"), a subsidiary that was consolidated prior to July 2004. In July 2004, Lumera completed an initial public offering of its common stock. After July 2004, due to the change in ownership percentage, Microvision changed to the equity method of accounting for its investment in Lumera. Microvision designs and markets information display and image capture products.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Contract Revenue. The Company earns contract revenue from performance on development contracts with the United States government and commercial customers. Contract revenue for the three months ended September 30, 2005 increased by $23,000 or 1% to $2,180,000 from $2,157,000 in the same period in 2004. For the three months ended September 30, 2005, 73% of contract revenue was derived from performance on development contracts with the United States government and 27% from performance on development contracts with commercial customers. For the three months ended September 30, 2004, 61% of contract revenue was derived from performance on development contracts with the United States government and 39% from performance on development contracts with commercial customers. Contract revenue included in Microvision's consolidated financial statements for Lumera was $82,000 for the three months ended September 30, 2004.

Contract revenue is dependent upon the timing and value of contracts the Company has entered into and the application of technical resources to perform work on the contracts. Contract revenue was slightly higher during the three months ended September 30, 2005 than the same period in 2004, due to higher beginning backlog and the application of additional resources to contract revenue projects partially offset by the impact of no longer including Lumera's revenue, due to the change from consolidating Lumera to accounting for the investment under the equity method of accounting.

The Company believes that, as long as most of its revenue is earned from performance on development contracts, there may be a high degree of variability in revenue from quarter to quarter.

Microvision's backlog of development contracts at September 30, 2005 was $4.6 million. All development contracts in backlog are scheduled for completion and delivery during the next twelve months. Microvision's backlog of development contracts at September 30, 2004 was $2.9 million.

Product Revenue. Microvision earns product revenue from sales of Nomad and Flic. Product revenue in the three months ended September 30, 2005 increased by $578,000, or 101%, to $1.2 million from $572,000 in the same period in 2004. For the three months ended September 30, 2005, 32% of product revenue was derived from the sales of Flic units and 68% from sales of Nomad units. For the three months ended September 30, 2004, 61% of product revenue was derived from sales of Flic units and 39% from the sale of Nomad units. Microvision introduced a new version of Nomad during the first quarter of 2004. The increase in Nomad sales is attributable to sales of Nomad units to the U.S. Army and automotive dealerships for use in repair and maintenance applications. During the three months ended September 30, 2005, the Company delivered 85 Nomad units to General Dynamics for the U.S. Army Stryker Brigade and recognized revenue of $595,000. The Company is working with potential customers and value added resellers to develop applications for the Flic and Nomad. The Company expects sales of Flic and Nomad to increase as the products are integrated with other products to provide productivity enhancements for potential customers. Microvision believes that product revenue will increase from both Flic and Nomad sales as the products gain market acceptance. Quarterly revenue may vary substantially due to the timing of product orders from customers, production constraints and raw material availability.

The backlog of product orders at September 30, 2005 was approximately $276,000, all of which is scheduled for delivery during the next twelve months.

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

Cost of contract revenue for the three months ended September 30, 2005 increased by $67,000, or 4%, to $1.6 million. Cost of contract revenue included in Microvision's consolidated financial statements for Lumera was $52,000 for the three months ended September 30, 2004. Total direct costs for the three months ended September 30, 2005 decreased by 18% from the same period in 2004. The total direct labor component of direct costs for the three months ended September 30, 2005 decreased by 12% from the same period in 2004.

Research and development overhead is allocated to both cost of contract revenue and research and development expense based on the proportion of direct cost incurred in cost of contract revenue and research and development, respectively. As a result of the higher direct labor cost in cost of revenue and a higher overhead rate for the three months ended September 30, 2005, approximately 32% more overhead was allocated to cost of revenue than in the same period in 2004.

Microvision expects that cost of contract revenue on an absolute dollar basis to increase in the future. This increase will likely result from additional development contract work that Microvision expects to perform. The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract value and contract cost mix and the levels of direct and indirect costs incurred. However, Microvision expects the cost of contract revenue, as a percentage of contract revenue, to fluctuate more modestly from year to year.

Cost of Product Revenue. Cost of product revenue includes both the direct and allocated indirect costs of manufacturing Nomads and Flics sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of Flic and Nomad. Indirect costs include labor and other costs associated with operating Microvision manufacturing capabilities and capacity.

Cost of product revenue for the three months ended September 30, 2005 increased by $1.2 million, or 139%, to $2.1 million from $886,000 in the same period in 2004.

Cost of product revenue includes inventory write-off's of approximately $247,000 and $388,000 for the three months ended September 30, 2005 and 2004, respectively. The write-offs were due to changes in product design and customer demand that caused components and accessories to become obsolete or slow-moving. Microvision values inventory at the lower of cost or market. Microvision also reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be utilized through normal production during the next 12 months.

Manufacturing overhead, which includes the costs of procuring, inspecting and storing material and direct and indirect facility and depreciation costs, is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the proportion of direct material purchased for the respective activity. During the three months ending September 30, 2005, the Company expensed approximately $571,000 of manufacturing overhead associated with production capacity in excess of production requirements.

The Company capitalizes manufacturing costs associated with the procurement and assembly of Nomad and Flic products. The fully burdened cost of the inventory is charged to cost of product revenue as the products are sold.

Microvision expects that cost of product revenue on an absolute dollar basis will increase in the future. This increase will likely result from expected increases in sales of commercial products. The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix, the level of overhead expense, the amount of capacity utilized and the volume of direct materials purchased.

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

Research and development expense in the three months ended September 30, 2005 decreased by $2.7 million, or 58%, to $2.0 million from $4.7 million in the same period in 2004. Research and development expense included in Microvision's consolidated financial statements for Lumera was $623,000 for the three months ended September 30, 2004.

Research and development expense in the three months ended September 30, 2004 included approximately $1.9 million in manufacturing overhead associated with Nomad production. The company classified Nomad manufacturing expense in excess of Nomad product revenue as research and development expense until the Nomad design and production capabilities were sufficiently mature to support commercial production in the fourth quarter of 2004.

Microvision believes that a substantial level of continuing research and development expense will be required to develop additional commercial products using the scanned beam display technology. Accordingly, Microvision anticipates its level of research and development spending will continue to be substantial. These expenses could be incurred as a result of:

  Subcontracting work to development partners,
  Expanding and equipping in-house laboratories,
  Acquiring and maintaining rights to additional technologies,
  Incurring related operating expenses, and
  Hiring additional technical and support personnel.

Sales, Marketing, General and Administrative Expense. Sales, marketing, general and administrative expenses include compensation and support costs for sales, marketing, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

Sales, marketing, general and administrative expenses in the three months ended September 30, 2005 decreased by $317,000, or 7%, to $4.4 million from $4.7 million in the same period in 2004. Sales, marketing, general and administrative expense included in Microvision's consolidated financial statements for Lumera was $242,000 for the three months ended September 30, 2004. Microvision expects marketing, general and administrative expenses to increase, commensurate with increases in revenue, in future periods as Microvision:

  Adds to its sales and marketing staff,
  Incurs additional costs in sales and marketing activities, and
  Increases the level of corporate and administrative activity.

Non-Cash Compensation Expense. Non-cash compensation expense in the three months ended September 30, 2005 decreased $94,000, or 44%, to $118,000 from $212,000 in the same period in 2004.

The following table shows the major components of non-cash compensation expense for the three months ended September 30, 2005 and 2004, respectively.

                                                           Three Months Ended
                                                              September 30,
                                                          ----------------------
                                                             2005        2004
                                                          ----------  ----------
Microvision securities issued to third parties           $   74,000  $  152,000
Microvision stock options issued to employees                44,000       9,000
Microvision options issued to non-management directors           --      20,000
Lumera non-cash compensation expense                             --      31,000
                                                          ----------  ----------
                                                         $  118,000  $  212,000
                                                          ==========  ==========

At September 30, 2005, Microvision had $100,000 of unamortized non-cash compensation expense that will be amortized over the next four years.

Interest Income. Interest income in the three months ended September 30, 2005 increased by $18,000, or 42%, to $61,000 from $43,000 in the same period in 2004. This increase resulted primarily from higher average cash and investment securities balances in the three months ended September 30, 2005 than the average cash and investment securities balances in the same period of the prior year.

Interest Expense. Interest expense in the three months ended September 30, 2005 increased by $403,000 to $443,000 from $40,000 in the same period in 2004. In March 2005, the Company raised $10 million, before issuance costs of $323,000, from the issuance of convertible notes ("Notes") and warrants to purchase an aggregate of 462,000 shares of Microvision common stock. This increase in interest expense relates to the stated interest on the Notes, as well as the amortization of the discount recorded on the Notes due to the warrants and embedded derivative feature of the Notes.

Gain on derivative feature of notes payable. In connection with the issuance of the Company's Notes in March 2005 the Company concluded that the Note holders' right to convert all or a portion of the Notes into Microvision or Lumera common stock is an embedded derivative instrument as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, $2,955,000 of the cash proceeds were allocated to the embedded derivative instrument, which represents the fair value of the instrument on the date of issuance. The derivative instrument is valued using the higher of the Microvision or Lumera conversion feature. The value was determined using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.62%; and contractual life of nine months to two years, which corresponds to the principal repayment dates. Due to change in the stock price and remaining life, the fair value of the embedded derivative instrument decreased to $2,463,000 at July 25, 2005 the date of the extinguishment. The change in value of $252,000, for the three months ended September 30, 2005 was recorded as a non-operating gain and is included in "Gain on derivative features of note payable, net" in the consolidated statement of operations.

The Company issued warrants to purchase 462,000 shares of common stock in connection with the issuance of the Notes. The warrants vested on the date of grant, have an exercise price of $6.84 per share and expire in March 2010. The initial exercise price is subject to adjustment in the event Microvision issues common stock or common stock equivalents at a price per share of common stock below the exercise price of the warrant. Under the terms of the restructuring of the Notes in July 2005, the Company issued three year warrants to purchase 750,000 shares of Microvision common stock at a price of $6.84 The warrants met the definition of a derivative instrument that must be accounted for as a liability under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because the Company cannot engage in certain corporate transactions affecting the common stock unless it makes a cash payment to the holders of the warrants. Accordingly, $1,651,000 of the cash proceeds were allocated to the originals warrants and an additional $2,295,000 was allocated to the warrant issued in July 2005 which represents the fair value of the warrants on the date of issuance and the amount was recorded as a current liability. Subsequent changes in the fair value of the warrants will be recorded in the statement of operations each period. As of September 30, 2005, the warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 65%; expected dividend yield of 0%; risk free interest rate of 3.66%; and remaining contractual life. The change in value of $462,000 for the three months ended September 30, 2005 was recorded as a non-operating gain and is included in "Gain on derivative features of notes payable, net" in the consolidated statement of operations.

The amended conversion feature continued to meet the definition of a derivative under FAS 133 and accordingly has been recorded at fair value and included within current liabilities. The carrying amount of the derivative will be adjusted to fair value at each balance sheet date. An adjustment of $401,000 was recorded in the three months ended September 30, 2005.

Loss on debt extinguishment. In July 2005, the Company entered into an agreement to amend the Company's Notes. In connection with the amendment, the Company issued three year warrants to purchase 750,000 shares of Microvision common stock with an exercise price of $6.84 per share. The conversion price of the amended Notes and exercise price of the warrants are subject to anti-dilution adjustments., In addition, the price at which the Note holder can convert the Notes to Microvision common stock was reduced to $5.85 per share, and the price at which the Company can mandatorily convert the Notes to Microvision common stock was reduced to $10.24. The Company has pledged 1,750,000 shares of its Lumera common stock as collateral for the Notes. As a result of the amendment, the Notes are not currently exchangeable into Lumera common stock.

The Company has concluded that the amendment of the Notes met the criteria of a debt extinguishment and recorded a charge of $3,313,000 for the change in the fair value of the debt, in July 2005. The change in the value of the debt was measured as the value of the additional warrants that were issued to the note holders and the change in the price at which the debt could be converted to Microvision common stock. The additional warrants were valued using the Black- Scholes option-pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rate of 4.62%; and contractual life of three years. The warrants were initially valued at $2,295,000. The change in the conversion price was valued using the Black- Scholes option-pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rate of 4.62%; and contractual life equal to the length of the option. The change in the conversion price was valued at $1,018,000.

Inducement for Conversion of Preferred Stock. In September 2004, Microvision raised $10.0 million, before issuance costs of $90,000, from the sale of 10,000 shares of convertible preferred stock and a warrant to purchase 362,000 shares of common stock. The preferred stock terms include a cumulative dividend of 3.5% per annum, payable quarterly in cash or registered common stock, at the election of the Company, subject to certain conditions.

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

Subsequent to the relative fair value allocation, the effective conversion price of the convertible preferred stock was less than the closing price of Microvision's common stock on the date of commitment to purchase the preferred stock. This beneficial conversion feature was measured as $1.2 million, which represents the difference between the fair value of the common stock and the effective conversion price. This beneficial conversion feature was recorded to additional paid-in capital and will be recorded as a deemed dividend to preferred stockholders (accretion) using the effective interest method, over the stated life of the preferred stock which is three years. During the three months ended September 30, 2005, the Company recorded $88,000 in dividends on the preferred stock and $198,000 in accretion of the beneficial conversion feature of the preferred stock.

The holder of the Company's preferred stock also agreed to convert 5,000 shares of the Company's preferred stock into 734,000 shares of common stock. As an inducement to convert the preferred stock the Company also issued 124,000 shares of its common stock to the preferred stock holder and adjusted the exercise price from $8.16 to $6.84 per share for the existing warrants to purchase 362,000 shares of common stock issued in connection with the original sale of the Company's preferred stock. The value of the common shares issued of $701,000, the change in the value of the warrants of $62,000 and the amount of unamortized beneficial conversion feature on the preferred stock of $421,000 was recorded as an inducement to convert the preferred stock and charged to common shareholders during the three months ended September 30, 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Contract Revenue. Contract revenue in the nine months ended September 30, 2005 increased by $3.0 million, or 48%, to $9.2 million from $6.3 million in the same period in 2004. For the nine months ended September 30, 2005, 38% of contract revenue was derived from performance on development contracts with the United States government and 62% from performance on development contracts with commercial customers. For the nine months ended September 30, 2004, 57% of contract revenue was derived from performance on development contracts with the United States government and 43% from performance on development contracts with commercial customers. Contract revenue included in Microvision's consolidated financial statements for Lumera was $686,000 for the nine months ended September 30, 2004.

In December 2004, the Company entered into a $6.2 million development contract with Ethicon Endosurgery, Inc. This contract accounted for $4.9 million or 53% of contract revenue during the nine months ended September 30, 2005. The increase in contract revenue for the nine months ended September 30, 2005 compared to the same period in the prior year is largely due to work preformed on this contract.

In June 2005, the Company entered into a $4.4 million contract with General Dynamics C4 Systems to continue the development of a helmet-mounted display for the Air Warrior Block 3 system. General Dynamics is under contract with the U.S. Army's Product Manager -- Air Warrior in Huntsville, Ala., to develop and integrate the Air Warrior Block 3 system. The Microvision helmet- mounted display is being designed as a full-color, see-through, daylight and night-readable, high-resolution display.

Product Revenue. Product revenue in the nine months ended September 30, 2005 increased by $1.0 million, or 52%, to $2.8 million from $1.8 million in the same period in 2004. For the nine months ended September 30, 2005, 41% of product revenue was derived from the sales of Flic units and 59% from sales of Nomad units. For the nine months ended September 30, 2004, 78% of product revenue was derived from sales of Flic units and 22% from sales of Nomad units. During the first half of 2004, Microvision delivered a large Flic order to one customer, which order was not repeated in 2005. Microvision introduced a new version of Nomad during the first quarter of 2004 The Company is working with potential customers and value added resellers to develop applications for the Flic and Nomad. The Company expects sales of Flic and Nomad to increase as the products are integrated with other products to provide productivity enhancements for potential customers.

The increase in Nomad sales is attributable to sales of Nomad units to the U.S. Army and automotive dealerships for use in repair and maintenance applications. During the nine months ended September 30, 2005, the Company delivered 165 Nomad units to General Dynamics for the U.S. Army Stryker Brigade and recognized revenue of $1.2 million.

Cost of Contract Revenue. Cost of contract revenue for the nine months ended September 30, 2005 increased by $1.1 million, or 29%, to $5.1 million from $4.0 million in the same period in 2004. Cost of contract revenue included in Microvision's consolidated financial statements for Lumera was $433,000 for the nine months ended September 30, 2004. Total direct costs for the nine months ended September 30, 2005 increased by 38% from the same period in 2004. The total direct labor component of direct costs for the nine months ended September 30, 2005 increased by 9% from the same period in 2004. As a result of the higher direct labor cost in cost of revenue for the nine months ended September 30, 2005, approximately 26% more overhead was allocated to cost of revenue than in the same period in 2004.

Cost of Product Revenue. Cost of product revenue for the nine months ended September 30, 2005 increased by $3.3 million, or 151%, to $5.5 million from $2.2 million in the same period in 2004. Cost of product revenue for the nine months ended September 30, 2005, includes the write-off of $1.2 million of inventory. The write-offs were due to changes in product design and customer demand that caused components and accessories to become obsolete or slow-moving. Microvision also reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be utilized through normal production during the next 12 months.

Manufacturing overhead is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the proportion of direct material purchased for the respective activity. During the nine months ending September 30, 2005 and 2004, the Company expensed approximately $1.0 million, and $0 million, respectively of manufacturing overhead associated with production capacity in excess of production requirements.

The Company capitalizes manufacturing costs associated with the procurement and assembly of Nomad and Flic products. The fully burdened cost of the inventory is charged to cost of product revenue as the products are sold. The Company also performs a lower of cost or market analysis to determine that the fully burdened cost of the inventory is not in excess of the expected selling price of the finished units. As a result of this analysis, the Company recorded a lower of cost or market adjustment of approximately $450,000 in the nine months ended September 30, 2005.

Research and Development Expense. Research and development expense in the nine months ended September 30, 2005 decreased by $6.7 million, or 53%, to $5.9 million from $12.6 million in the same period in 2004. Research and development expense included in Microvision's consolidated financial statements for Lumera was $1.1 million for the nine months ended September 30, 2004. The remaining decrease is a result of an allocation from research and development work to work on revenue contracts and adoption of full absorption of manufacturing overhead cost for Nomad.

Research and development expense in the nine months ended September 30, 2004 included approximately $4.3 million in manufacturing overhead associated with Nomad production. The Company classified Nomad manufacturing expense in excess of Nomad product revenue as research and development expense until the Nomad design and production capabilities were sufficiently mature to support commercial production in the fourth quarter of 2004.

Sales, Marketing, General and Administrative Expense. Sales, marketing, general and administrative expenses in the nine months ended September 30, 2005 decreased by $1.0 million, or 7%, to $13.5 million from $14.5 million in the same period in 2004. Sales, Marketing, general and administrative expense included in Microvision's consolidated financial statements for Lumera was $1.4 million for the nine months ended September 30, 2004. The increase in Microvision sales, marketing, , general and administrative expense is attributable to increased legal and accounting costs compared to the same period in the prior year. Microvision's increased costs included salaries, travel and promotion costs directly related to Nomad sales activity.

Non-Cash Compensation Expense. Non-cash compensation expense in the nine months ended September 30, 2005 decreased $1.5 million, or 80%, to $374,000 from $1.8 million in the same period in 2004.

The following table shows the major components of non-cash compensation expense for the nine months ended September 30, 2005 and 2004, respectively.

                                                            Nine Months Ended
                                                              September 30,
                                                          ----------------------
                                                             2005        2004
                                                          ----------  ----------
Microvision securities issued to third parties           $  295,000  $  461,000
Microvision stock options issued to employees                44,000      45,000
Microvision options issued to non-management directors       35,000      25,000
Lumera non-cash compensation expense                             --   1,297,000
                                                          ----------  ----------
                                                         $  374,000  $1,828,000
                                                          ==========  ==========

Interest Income. Interest income in the nine months ended September 30, 2005 decreased by $38,000, or 17%, to $186,000 from $224,000 in the same period in 2004. This decrease resulted primarily from lower average cash and investment securities balances in the nine months ended September 30, 2005 than the average cash and investment securities balances in the same period of the prior year.

Interest Expense. Interest expense in the nine months ended September 30, 2005 increased by $1.4 million to $1.5 million from $137,000 in the same period in 2004. In March 2005, the Company raised $10 million before issuance costs of $323,000 from the issuance of convertible notes ("Notes") and warrants to purchase an aggregate of 462,000 shares of Microvision common stock. This increase in interest expense relates to the stated interest on the Notes, as well as the amortization of the discount recorded on the Notes due to the warrants and embedded derivative feature of the Notes. The Company expects interest expense will be substantially higher than in previous periods as a result of this transaction.

Gain on derivative feature of notes payable. In connection with the issuance of the Company's Notes in March 2005, the Company concluded that the Note holders' right to convert all or a portion of the Notes into Microvision or Lumera common stock is an embedded derivative instrument as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, $2,955,000 of the cash proceeds were allocated to the embedded derivative instrument, which represents the fair value of the instrument on the date of issuance. The derivative instrument is valued using the higher of the Microvision or Lumera conversion feature. The value was determined using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.62%; and contractual life of nine months to two years, which corresponds to the principal repayment dates. Due to change in the stock price and remaining life, the fair value of the embedded derivative instrument decreased to $2,463,000 at July 25, 2005 the date of the extinguishment. The change in value of $492,000, for the nine months ended September 30, 2005 was recorded as a non-operating gain and is included in "Gain on derivative features of note payable, net" in the consolidated statement of operations.

The Company issued warrants to purchase 462,000 shares of common stock in connection with the issuance of the notes. The warrants vested on the date of grant, have an exercise price of $6.84 per share and expire in March 2010. The initial exercise price is subject to adjustment in the event Microvision issues common stock or common stock equivalents at a price per share of common stock below the exercise price of the warrant. Under the terms of the restructuring of the Notes in July 2005, the Company issued three year warrants to purchase 750,000 shares of Microvision common stock at a price of $6.84. The warrants met the definition of a derivative instrument that must be accounted for as a liability under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because the Company cannot engage in certain corporate transactions affecting the common stock unless it makes a cash payment to the holders of the warrants. Accordingly, $1,651,000 of the cash proceeds were allocated to the original warrants and an additional $2,295,000 was allocated to the warrant issued in July 2005, which represents the fair value of the warrants on the date of issuance, and the amount was recorded as a current liability. Subsequent changes in the fair value of the warrants will be recorded in the statement of operations each period. As of September 30, 2005, the warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 65%; expected dividend yield of 0%; risk free interest rate of 4.62%; and contractual life of five years. The change in value of $777,000 for the nine months ended September 30, 2005 was recorded as a non-operating gain and is included in "Gain on Derivative Features of Note Payable Net" in the consolidated statement of operations.

The amended conversion feature continued to meet the definition of a derivative under FAS 133 and accordingly has been recorded at fair value and included within current liabilities. The carrying amount of the derivative will be adjusted to fair value at each balance sheet date. An adjustment of $401,000 was recorded in the three months ended September 30, 2005.

Loss on debt extinguishment. In July 2005, the Company entered into an agreement to amend the Company's Notes. In connection with the amendment, the Company issued three year warrants to purchase 750,000 shares of Microvision common stock with an exercise price of $6.84 per share. The conversion price of the amended Notes and exercise price of the warrants are subject to anti- dilution adjustments. In addition, the price at which the Note holder can convert the Notes to Microvision common stock was reduced to $5.85 per share, and the price at which the Company can mandatorily convert the Notes to Microvision common stock was reduced to $10.24. The Company has pledged 1,750,000 shares of its Lumera common stock as collateral for the Notes. As a result of the amendment, the Notes are not currently exchangeable into Lumera common stock.

The Company has concluded that the amendment of the Notes met the criteria of a debt extinguishment and recorded a charge of $3,313,000 for the change in the fair value of the debt in July 2005. The change in the value of the debt was measured as the value of the additional warrants that were issued to the note holders and the change in the price at which the debt could be converted to Microvision common stock. The additional warrants were valued using the Black- Scholes option-pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rate of 4.62%; and contractual life of three years. The warrants were initially valued at $2,295,000. The change in the conversion price was valued using the Black- Scholes option-pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rate of 4.62%; and contractual life equal to the length of the option. The change in the conversion price was valued at $1,018,000.

Gain on Sale of Securities of Equity Subsidiary. In June 2005, Microvision sold 457,000 shares of its Lumera common stock at prices between $4.95 and $5.00 per share. The total proceeds from the sales were $2.3 million. The sales price was higher than the average carrying value of the shares and the Company recognized a gain of $1.6 million in June 2005.

Inducement for Conversion of Preferred Stock. In September 2004, Microvision raised $10.0 million before issuance costs of $90,000 from the sale of 10,000 shares of convertible preferred stock and a warrant to purchase 362,000 shares of common stock. The preferred stock terms include a dividend of 3.5% per annum, payable quarterly in cash or registered common stock, at the election of the Company, subject to certain conditions.

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

Subsequent to the relative fair value allocation, the effective conversion price of the convertible preferred stock was less than the closing price of Microvision's common stock on the date of commitment to purchase the preferred stock. This beneficial conversion feature was measured as $1.2 million, which represents the difference between the fair value of the common stock and the effective conversion price. This beneficial conversion feature was recorded to additional paid-in capital and will be recorded as a deemed dividend to preferred stockholders (accretion) using the effective interest method, over the stated life of the preferred stock, which is three years. During the nine months ended September 30, 2005, the Company recorded $174,000 in dividends on the preferred stock and $391,000 in accretion of the beneficial conversion feature of the preferred stock.

The holder of the Company's preferred stock also agreed to convert 5,000 shares of the Company's preferred stock into 734,000 shares of common stock. As an inducement to convert the preferred stock the Company also issued 124,000 shares of its common stock to the preferred stock holder and adjusted the exercise price from $8.16 to $6.84 per share for the existing warrants to purchase 362,000 shares of common stock issued in connection with the original sale of the Company's preferred stock. The total value of the 124,000 common shares issued of $701,000, the change in the value of the warrants of $62,000 and the amount of unamortized beneficial conversion feature on the preferred stock of $421,000 was recorded as an inducement to convert the preferred stock and charged to common shareholders during the three months ended September 30, 2005.

Liquidity and Capital Resources

The Company has funded operations to date primarily through the sale of common stock, convertible preferred stock, convertible debt, warrants and, to a lesser extent, from development contract revenues and product sales. At September 30, 2005, Microvision had $1.4 million in cash and cash equivalents and investment securities.

The Company has an immediate need for additional capital to fund its operations. The Company has engaged an investment banker to assist it in raising additional capital within the next few weeks. The Company can raise limited additional cash through the sale of its Lumera common stock in the public market under Rule 144 of the Securities Act of 1933 or through a private placement. Microvision owns 3,017,000 shares of Lumera common stock that have not been pledged as collateral for the Company's Notes. Based on the October 31, 2005 closing price of $4.38, the Lumera shares that have not been pledged as collateral have a market value of approximately $13.2 million. Based on the recent trading volumes, the Company can currently sell approximately 190,000 shares of Lumera stock under Rule 144 of the Securities Act of 1933. None of the remaining shares are currently freely tradable. The immediate sale of Lumera stock in the public market could have a negative impact on the Lumera stock price. There can be no assurance that additional financing will be available to Microvision or that, if available, it will be available on terms acceptable to Microvision on a timely basis. If the Company is not able to raise needed capital the Company would be forced to substantially curtail operations. If adequate funds are not available to satisfy long-term capital requirements, Microvision will be required to limit its operations substantially. This limitation of operations may include reductions in staff and operating costs as well as reductions in capital expenditures and investment in research and development.

Cash used in operating activities totaled $17.4 million during the nine months ended September 30, 2005, compared to $23.6 million during the same period in 2004. Cash used in operating activities for each period resulted primarily from the net loss for the period.

In June, 2005 the Company entered into a lease for a 67,000 square foot facility in Redmond, Washington. The Company plans to move into the new facility before the lease on its current facility in Bothell, Washington expires in April, 2006. In connection with the lease, the Company provided the leaseholder an irrevocable letter of credit for $1.0 million in August, 2005.

Cash provided by investing activities totaled $1.0 million during the nine months ended September 30, 2005, compared to $10.2 million during the same period of 2004. In June 2005 the Company raised $2.3 million from the sale of Lumera Common Stock. The Company used cash of $414,000 for capital expenditures during the nine months ended September 30, 2005, compared to $925,000 during the same period in 2004. Capital expenditures include leasehold improvements to leased office space and computer hardware and software, laboratory equipment and furniture and fixtures to support operations.

Cash provided by financing activities totaled $16.5 million during the nine months ended September 30, 2005, compared to $13.0 million during the same period in 2004.

In August and September 2005 the Company raised $2,000,000 through the sale of 381,000 shares of common stock and five year warrants to purchase 86,000 shares of common stock at a price of $6.50.

In August 2005, the Company raised $5,000,000, before issuance costs, through the sale of 952,000 shares of common stock at a price of $5.25 per share and five-year warrants to purchase 215,000 shares of common stock at a price of $6.50 per share to a holder of the Company's preferred stock and a new investor.

In March 2005, the Company raised $10,000,000, before issuance costs of $323,000, from the issuance of convertible notes ("Notes") and warrants to purchase an aggregate of 462,000 shares of Microvision common stock. The Notes are convertible on demand by the holders into Microvision common stock at a conversion price of $6.84 per share of Microvision common stock or Lumera common stock held by the Company at a conversion price of $5.64 per share up to a limit of 1,750,000 shares of Lumera common stock. The right to convert the Notes into shares of Lumera common stock was removed pursuant to the amendment described below. The Note holders may convert all or a portion of their Notes. The initial conversion price is subject to adjustment in the event Microvision issues common stock or common stock equivalents at a price per share of common stock below the conversion price of the Notes. In addition, upon the request of the Note holders, the Company is required to redeem the Notes for cash upon a change of control or an event of default at a redemption price equal to 125% of the then outstanding balance of the Notes. The Company has pledged 1,750,000 shares of its Lumera common stock as collateral for the Notes that have been classified as a "Restricted investment in Lumera" on the Company's consolidated balance sheet.

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

In July 2005, the Company entered into an agreement with the purchasers of the Company's Notes to amend the Notes. In connection with the amendment, the Company issued warrants to purchase 750,000 shares of Microvision common stock. The three year warrants have an exercise price of $6.84 per share. The conversion price of the Amended Notes and exercise price of the warrants are subject to anti-dilution adjustments, subject to conditions. In addition, the price at which the note holder can convert the Notes to Microvision common stock was reduced to $5.85 per share, and the price at which the Company can mandatorily convert the Notes to Microvision common stock was reduced to $10.24. As a result of the amendment, the Notes are not currently exchangeable into Lumera common stock.

The Company has concluded that the amendment of the Notes met the criteria of a debt extinguishment. The Company recorded a charge of $3,313,000 as the change in the fair value of the debt during the three months ended September 30, 2005. The change in the value was measured as the additional warrants that were issued to the note holders and the change in the price at which the debt could be converted to Microvision common stock.

The amended conversion feature continued to meet the definition of a derivative under FAS 133 and accordingly has been recorded at fair value and included within current liabilities. The carrying amount of the derivative will be adjusted to fair value at each balance sheet date. An adjustment of $401,000 was recorded in the three months ended September 30, 2005.

The liability for both the initial warrant and the additional warrant are adjusted to the fair market value at September 30, 2005. The combined adjustment during the three and nine months ended September 30, 2005 was $462,000 and $776,000, respectively.

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

Subsequent Events

In October 2005 holders of the Company's Notes converted $1,800,000 of the notes into 311,000 shares of Microvision common stock in accordance with the terms of the Notes.

In October 2005 the Company raised $1,023,000 from the sale of 209,000 shares of Lumera common stock.

Recently Issued Accounting Pronouncements - On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all share-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.  The Company is evaluating the alternative methods for implementing SFAS No. 123(R).

In March of 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which interprets SFAS No. 123(R). In particular, this SAB includes interpretive guidance that may be applicable to the Company related to: share-based payment transactions with nonemployees; methods of valuing share-based payments; the classification of compensation expense in the income statement; capitalization of compensation cost related to share-based payment arrangements; the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R); the modification of employee share options prior to adoption of SFAS No. 123(R); and disclosures in Managements Discussion and Analysis subsequent to adoption of SFAS No. 123(R).

In May of 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections" which changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement is effective for the Company for accounting principles changed on or after January 1, 2006

Risk Factors Relating to the Microvision Business

We will require additional capital immediately to continue to fund our operations and to implement our business plan. If we do not obtain additional capital, we may be required to curtail our operations substantially. Raising additional capital may dilute the value of current shareholders' shares.

The Company has an immediate need for additional capital to fund its operations. The Company has engaged an investment banker to assist it in raising additional capital within the next few weeks. The Company can raise limited additional cash through the sale of its Lumera common stock in the public market under Rule 144 of the Securities Act of 1933 or through a private placement. Microvision owns 3,017,000 shares of Lumera common stock that have not been pledged as collateral for the Company's Notes. Based on the October 31, 2005 closing price of $4.38, the Lumera shares that have not been pledged as collateral have a market value of approximately $13.2 million. Based on the recent trading volumes, the Company can currently sell approximately 190,000 shares of Lumera stock under Rule 144 of the Securities Act of 1933. None of the remaining shares are currently freely tradable. The immediate sale of Lumera stock in the public market could have a negative impact on the Lumera stock price. There can be no assurance that additional financing will be available to Microvision or that, if available, it will be available on terms acceptable to Microvision on a timely basis. If the Company is not able to raise needed capital the Company would be forced to substantially curtail operations. If adequate funds are not available to satisfy long-term capital requirements, Microvision will be required to limit its operations substantially. This limitation of operations may include reductions in staff and operating costs as well as reductions in capital expenditures and investment in research and development.

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception and we anticipate an operating loss at least through the year ending December 31, 2005. We cannot assure you that we will ever become or remain profitable.

    As of September 30, 2005, we had an accumulated deficit of $210.2 million.
    We incurred consolidated net losses of $128.0 million from inception through 2002, $26.2 million in 2003, $33.2 million in 2004 and $22.8 million for the nine months ended September 30, 2005.

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

A significant portion of our assets and present source of liquidity are constituted by our investment in Lumera. Lumera's stock price is subject to fluctuation and may decrease, lowering the value of our investment. As of October 31, 2005 we own approximately 29% of Lumera's common stock. Since we hold a large percentage of Lumera's common stock, if an active market does not develop or is not sustained, it may be difficult for us to sell our shares of Lumera's common stock at an attractive price or at all. The likelihood of Lumera's success, and the value of the common stock we hold, must be considered in light of the risks frequently encountered by early stage companies, especially those formed to develop and market new technologies. These risks include Lumera's potential inability to establish product sales and marketing capabilities; to establish and maintain markets for their potential products; and to continue to develop and upgrade their technologies to keep pace with changes in technology and the growth of markets using polymer materials. If Lumera is unsuccessful in meeting these challenges, its stock price, and the value of our investment, could decrease.

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

Our senior secured convertible notes may adversely impact our common stockholders or limit our ability to obtain additional financing.

In March 2005, we issued the senior secured convertible notes among other provisions, these notes include material limitations on our ability to incur additional debt or incur liens while the notes are outstanding. These limitations could materially adversely affect our ability to raise funds we expect to need in 2005 and 2006.

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

Our common stock is listed for quotation on the NASDAQ National Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards, our common stock could be delisted from the NASDAQ National Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ SmallCap Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity for our common stock. If our common stock were not listed on the SmallCap Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from the NASDAQ National Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market- making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from the NASDAQ National Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on the NASDAQ National Market. While the penny stock rules should not affect the quotation of our common stock on the NASDAQ National Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. During the first and second quarter of 2003, the third quarter of 2004, and the second quarter and fourth quarter of 2005, the market price of our stock traded below $5.00 per share. On October 31, 2005 the closing price of our stock was $4.98.

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

We may be subject to product liability claims if any of our product applications are alleged to be defective or cause harmful effects. For example, because our scanned beam displays are designed to scan a low power beam of colored light into the user's eye, the testing, manufacture, marketing and sale of these products involve an inherent risk that product liability claims will be asserted against us. Product liability claims or other claims related to our products, regardless of their outcome, could require us to spend significant time and money in litigation, divert management time and attention require us to pay significant damages, harm our reputation or hinder acceptance of our products. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products.

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

Our products have lengthy sales cycles that involve numerous steps including determination of a product application, exploring the technical feasibility of a proposed product, evaluating the costs of manufacturing a product and manufacturing or contracting out the manufacturing of the product. Our long sales cycle, which can last several years, makes it difficult to predict the quarter in which sales will occur. Delays in sales could cause significant variability in our revenues and operating results for any particular quarterly period.

Our development contracts may not lead to products that will be profitable.

Our developmental contracts, including without limitation those discussed in this document are exploratory in nature and are intended to develop new types of products for new applications. These efforts may prove unsuccessful and these relationships may not result in the development of products that will be profitable.

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

We are dependent on a small number customers for our revenue. Our quarterly performance may vary substantially and this variance, as well as general market conditions, may cause our stock price to fluctuate greatly and potentially expose us to litigation.

Our revenues to date have been generated primarily from a limited number of development contracts with U.S. government entities and commercial partners. Our quarterly operating results may vary significantly based on:

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

The weighted average maturities of cash equivalents and investment securities available-for-sale as of September 30, 2005, are as follows (dollar amounts in thousands):

                                      Amount      Percent
                                     ---------  ---------
Cash and equivalents                   $1,415     100.00%
Less than one year                         --         --
                                     ---------  ---------
                                        1,415     100.00%
                                     =========  =========

Microvision owns 4,767,000 total shares of Lumera common stock, of which 1,750,000 are pledged as collateral to the holders of the company's convertible notes. Based on Lumera's closing stock price on

October 31, 2005 of $4.38 per share, the market value of Microvision's investment in Lumera common stock is $20.9 million, and the market value of the unpledged shares of Lumera common stock is $13.2 million. The market price of Lumera's common stock is subject to fluctuations based on Lumera's financial performance and overall market conditions.

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

Part II Other Information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2005, the Company issued a five year warrant to purchase 6,925 shares of common stock at a price of $5.32 per share to a service provider for services provided to the company.  This transaction was exempt from registration under the Securities Act pursuant to Section 4(2) thereof as a transaction not involving a public offering.

In September 2005, the Company raised $500,000 through the sale of 95,000 shares of common stock and five year warrants to purchase 21,000 shares of common stock at a price of $6.50 per share. The securities were issued in a transaction not involving any public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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
MICROVISION, INC.
Date: November 9, 2005	BY:	/s/ Richard F. Rutkowski
Richard F. Rutkowski
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2005	BY:	/s/ Jeff Wilson
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