Form 10-K
period 2005-12-31
MICROVISION INC
filed 2006-03-16
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number    0-21221

Microvision, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	91-1600822
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6222 185th Avenue NE
Redmond, Washington    98052
(Address of Principal Executive Offices including Zip Code)

(425) 415-6847
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act). Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐          Accelerated filer    ☒          Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $106,307 (based on the closing price for the registrant's Common Stock on the NASDAQ National Market of $5.10 per share).

The number of shares of the registrant's Common Stock outstanding as of March 1, 2006 was 21,481,000.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant's Annual Meeting of Shareholders to be held on June 30, 2006 are incorporated herein by reference into Part III of this report.

     PDF provided as courtesy

Microvision, Inc.
2005 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Part I.		Page
Item 1.	Description of Business	**
Item 1A.	Risk Factors	**
Item 1B.	Unresolved Staff Comments	**
Item 2.	Properties	**
Item 3.	Legal Proceedings	**
Item 4.	Submission of Matters to a Vote of Security Holders	**
Part II.
Item 5.	Market for Registrant's Common Stock and Related Stockholder Matters	**
Item 6.	Selected Financial Data	**
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	**
Item 7a.	Quantitative and Qualitative Disclosures About Market Risks	**
Item 8.	Financial Statements and Supplementary Data	**
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	**
Item 9A.	Controls and Procedures	**
Item 9B.	Other Information	**
Part III.
Item 10.	Directors and Executive Officers	**
Item 11.	Executive Compensation	**
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	**
Item 13.	Certain Relationships and Related Transactions	**
Item 14.	Principal Accounting Fees and Services	**
Part IV.
Item 15.	Exhibits, Financial Statement Schedules	**
Signatures		**

PART I

Preliminary Note Regarding Forward-Looking Statements

The information set forth in this report in Item 1 "Business" and in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company, as well as assumptions relating to the foregoing. The words "believe," "expect," "will," "anticipate," "estimate," "target," "project," "plan," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Certain factors that realistically could cause actual results to differ materially from those projected in the forward-looking statements are set forth in Item 1A. "Risk Factors Relating to the Microvision Business."

ITEM 1. BUSINESS

Overview

The company has historically included both Microvision, Inc. ("Microvision" or the "Company") and Lumera Corporation ("Lumera"), a subsidiary that was consolidated prior to July 2004. In July 2004, Lumera completed an initial public offering of its common stock. After July 2004, due to the change in ownership percentage, Microvision changed to the equity method of accounting for its investment in Lumera. Microvision designs and markets scanned beam display and image capture products.

Scanned Beam Displays

Microvision has developed prototype color scanned beam displays, including hand-held, head-worn and projection versions, and is currently refining and further developing its scanned beam display technology for potential automotive, defense, aerospace, industrial, medical and consumer applications. Microvision also produces and sells the Nomad® Expert Technician System, a wireless, wearable computer with a head-worn see-through display. The Nomad is targeted at truck and automotive repair and military applications. Microvision believes the scanned beam display technology may be useful in a variety of applications, including mobile communications, head-up displays for vehicles, entertainment and consumer displays, and computing and visual simulation applications. Microvision expects that, in contrast to display solutions that use non-scanning technologies, its scanned beam display technology will enable the production of high quality displays that are small and lightweight, use low power, can be held or worn comfortably, and are competitively priced.

Microvision's scanned beam technology portfolio includes a combination of proprietary technology it has developed, technology licensed from other companies and the Virtual Retinal Display ™ technology licensed from the University of Washington.

Image Capture Devices

Microvision has also developed and sells hand-held bar code scanner products that use its proprietary scanning technology. Microvision believes that some of the basic scanning components of the scanned beam display technology may also be used to develop image capture products, such as miniature high-resolution laser cameras and 1D and 2D bar code readers that may have higher performance and lower cost than those currently available in the market.

Display Technology

Microvision's scanned beam display technology is fundamentally different from existing commercialized display technologies in that it uses a fast-moving beam of light to create an image. The scanned beam display creates a high resolution, full motion image at the eye on an intermediate surface when projected onto a screen.

The drive electronics of the scanned beam display acquire and process signals from the image or data source to control and synchronize the color mix and placement of individual picture elements (pixels). Color pixels are generated by combining modulated red, green and blue light sources. The intensity of each of the light sources is varied to generate a complete palette of colors and shades. Optical elements direct the beam of light toward the viewer's eye or onto a screen depending on the application. The pixels are arranged by a repetitive horizontal scanner motion that rapidly sweeps the light beam to place the pixels into rows; vertical scanner motion moves the light beam up/downward to points where successive rows of pixels are drawn. This process is continued until an entire field of rows has been placed and a full image appears to the user.

Scanned beam technology can be used to create an augmented vision display that allows the user to annotate the user's normal view with electronically displayed information. The user's vision is unobstructed, allowing full hand-eye coordination while having access to electronic information that is displayed on the user's field of view. The image, in the form of light, is directed to the eye in much the same way as light is commonly reflected from our natural environment. With the scanned beam technology an image can be overlaid on a user's field of view.

Scanned beam display technology can also be used to achieve a more conventional front or rear projection display. The screen may be transparent, providing for example, the user with a head-up display capability and that overlays the digital information on the view of the outside world. Projection could be used for head-up display applications that demand high brightness, high-resolution and long life in a rugged environment, such as automotive displays. Scanned beam display technology could also be incorporated into other products such as video projectors, large-screen monitors, or rear-projection televisions.

Display Components

Scanned beam display technology consists of the following primary components:

Scanners. The Company uses a single micro-electro-mechanical system ("MEMS") bi-axial scanner to direct the light beam that creates the image. Microvision currently uses these scanners in its commercial display products and in other prototype displays. Microvision expects to continue development to reduce the size, cost and power consumption of the bi-axial MEMS scanner for use in miniature displays. Microvision believes its MEMS scanning technology is a key technical asset and its MEMS design capability is a core competence. The Company believes that it has a leading position in the development and supply of optical MEMS technology that provides it with a competitive advantage in the marketplace.

Continued development of the scanning sub-system will allow scanning capability to meet standard video formats, including high definition television, HDTV, as well as new digital video standards.

Drive Electronics. The drive electronics of the scanned beam display are the components that convert an image to a signal to drive the light sources and scanner to create the image. Microvision is undertaking efforts in three areas where additional development of the drive electronics is necessary:

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

Light Sources. The light source creates the light beam that paints the image on a screen or on the viewer's eye. In a full-color scanned beam display, red, green and blue light sources are modulated and mixed to generate the desired color and brightness. Low power solid-state lasers, laser diodes and light- emitting diodes are suitable light sources for the scanned beam display. Blue and green solid-state lasers are currently available but are useful only for scanned beam display applications where cost and size are less important. Miniaturized laser diodes are commercially available in red, and a number of companies are developing blue laser diodes in anticipation of high volume consumer electronics applications. Microvision is working with companies that have developed suitable green lasers to build prototype automotive head up displays and miniature projectors as well as other potential product offerings. Miniaturized light-emitting diodes are less expensive and consume less power than laser diodes. Microvision is working with companies that have developed custom red, blue and green light-emitting diodes that provide sufficient brightness for many scanned beam display applications. Microvision has built working prototypes of full-color scanned beam displays with these light-emitting diodes.

Microvision expects to continue using laser diodes and compact lasers for augmented vision and projection display applications that require enhanced brightness. Microvision intends to rely on third party developments or to contract with other companies to continue development light sources necessary to enable its planned products.

Optics. For applications where the scanned beam display is to be worn, it is desirable to have an exit pupil (the range within which the viewer's eye can move and continue to see the image) that is large enough to allow comfortable and consistent viewing of the display. Microvision has developed optics and system designs that accomplish this design objective. The company anticipates additional design and engineering of the optics and systems designs will improve the competitiveness of its display offerings from commercial applications. Microvision has refined optics designs for both monocular (one-eye) and biocular (two-eye) systems. Microvision also has developed a full binocular system, which incorporates two separate video channels (one for each eye) to provide the user with full stereoscopic viewing of three-dimensional imagery. Microvision's ongoing optics development is directed at the creation of optical systems that exhibit lower distortion, are lighter weight and are more cost-effective to manufacture than previous optical systems.

Current and Prospective Display Products

Integrated Photonics Module

The Company is developing a modular integrated photonics module that will be a common integrated subsystem in future display products. The integrated photonics module consists of a MEMS scanner, electronics to drive the MEMS scanner, a light source module, and electronics to drive the video input and output, system controller and buffer memory component. The Company believes that the modular integrated photonics module could be readily modified to meet OEM product requirements for different display product configurations. These product configurations may require modification of the integrated photonics module for a specific OEM product. The following are some of the potential products the Company is planning to develop based on the integrated photonics module.

Automotive Head-Up Display

During 2005, Microvision continued to improve upon its prototype head-up displays for automotive manufacturers and Tier 1 suppliers to automotive companies. These prototypes demonstrate that scanned beam display technology can be used in a head-up display that projects a day-light or night-time readable image onto the windscreen of an automobile to provide the vehicle operator with a variety of information related to the car's operation. The Company believes that its technology provides three distinct advantages over competing technologies for head- up display applications:

  Size- The Microvision prototype display is less than half the size of current competitive offerings. Total package size is a primary consideration in the design of an instrument panel for an automobile.
  Contrast Ratio - The Microvision prototype has a contrast ratio an order of magnitude higher than current competitive offerings. The high contrast ratio allows the driver to see the display in bright daylight and see though the display at night.
  Installation Cost - The Microvision prototype can be electronically optimized to the unique curvature of a particular automobile's windshield. The current competitive offerings must be manually adjusted during installation to match the varying curvature tolerances of different windshields.

Microvision's goal is to enter into an agreement with at least one Tier 1 supplier to develop and manufacture a head up display during 2006. The Tier 1 supplier would work with Microvision and the automobile manufacturers to integrate Microvision's head up display into an automotive instrument panel.

The automotive head up display market is highly competitive. The current competitive products are based on liquid crystal display or vacuum fluorescent display technology which is more mature than the scanned beam display technology. The Company's competitors in the head up display market have substantially greater financial, technical and other resources than Microvision and may develop further improvements that could reduce or eliminate the anticipated advantages of Microvision's proposed products.

Pico Projector

During 2005, the Company developed a prototype micro projector. The Company believes that the target of this development is a commercial hand held device or an embedded solution that can project full color images from a portable media source or mobile computer onto a surface chosen by the user. Several large consumer electronics companies are developing and conducting consumer trials of micro projectors based on very small display panel technologies. In January 2006, the Company demonstrated its prototype "pico projector" at the Consumer Electronics Show in Las Vegas. The Company's goal is to enter into an agreement that would result in development, manufacture and distribution of a pico projector based on the Company's planned integrated photonic module. The Company believes its scanned beam display technology will provide a smaller form factor than small projectors based on competing display technologies.

The consumer display market is highly competitive. The Company believes that the pico projector will compete with other projection display technologies as well as traditional flat panel displays. The Company's competitors in the consumer display market have substantially greater financial, technical and other resources than Microvision and may develop further improvements of screen display technology that could reduce or eliminate the anticipated advantages of Microvision's proposed products.

Full Color Eyewear

The Company believes that the integrated photonic module it is developing can be customized to enable displays that more closely resemble eyewear than other technologies allow. The Company is evaluating the market and technical risk associated with three distinct color eyewear solutions.

  Highly mobile "Glance-able" display: In this configuration, the user could glance down occasionally at a worn display. This device would be suitable for light business use such as mobile web surfing and reading e-mail. The Company believes that high resolution, high contrast, and small package size could be important differentiators between its scanned beam display solution and competing solutions.
  Look-around or see-through display: In this configuration, the user could view a full screen display in see-through or occluded mode. This configuration would be suitable for viewing longer pieces of streaming video for entertainment or business applications.
  Fully occluded immersive display: In this configuration, the user could view a very wide screen high resolution video stream. This configuration would be suitable for interactive gaming applications and simulators.

In any of these configurations, the Company believes that high resolution, high brightness, small package size, and lower cost could be important differentiators between its scanned beam display solution and competing solutions. The Company plans to evaluate potential designs for one or more of these potential solutions during 2006. The Company is working with potential partners in the consumer electronics industry to define the customer requirements for these solutions and determine if the scanned beam display technology has advantages over existing technologies for these potential product offerings. The Company expects that if it can be shown that the scanned beam display technology has significant advantage over existing technologies it will be able to attract partners to further develop, manufacture and distribute its potential products.

The consumer display market is highly competitive. The Company believes that any color eye wear product will compete primarily with LCD and OLED based solutions. The Company's competitors in the consumer display market have substantially greater financial, technical and other resources than Microvision and may develop further improvements of screen display technology that could reduce or eliminate the anticipated advantages of Microvision's proposed products.

Nomad

In March 2004, Microvision introduced a new version of the Nomad System. The Nomad Expert Technician System, ("Nomad") is a hands free wearable computer with a head-worn display that enables technicians and other mobile workers to overlay relevant information on their task thereby reducing task time. The new version is about 40% smaller, lighter and costs less to manufacture than the prior version. Microvision is working closely with transportation and manufacturing companies to develop the Nomad for truck and automotive maintenance applications. In maintenance applications, the automotive technician uses the Nomad to receive repair instructions and other information directly into his or her field of view while he or she is performing the repair. The Nomad functions as a wireless thin client computer and is linked to a remote server computer.

The Nomad has not gained the commercial acceptance the Company had planned when the Nomad was introduced. The Company has reduced its cost in manufacturing overhead, sales and marketing relating to Nomad, until it develops a go to market strategy that will be more successful. The Company is working with a small number of potential customers to define business cases for the Nomad. Defining the business case consists of studying the potential user's work environment, identifying operations that could be performed more economically using Nomad, conducting trials to demonstrate the cost savings, getting user feedback, making improvements to the Nomad, and then developing sales strategy and tools to demonstrate the advantage of the proven benefit. The Company expects it will require at least the first half of 2006 to define business cases for Nomad.

Microvision is producing Nomad at its headquarters facility in Washington State. Microvision is distributing the Nomad to end customers in the United States through its sales force. Microvision is also selling Nomad in Europe and Asia through a small number of independent manufacturer's representatives.

The Nomad competes with other products that bring information to the point of task, including laptop and notebook computers, tablet computers, and personal digital assistants. These other devices must be held, wrist mounted, or placed on a stationary object and the user must look away from the task to get information. In contrast, the Nomad is head-worn (i.e. hands free) and provides images to the user's eye with no screen to block the viewer's field of vision. Other companies are marketing head-worn displays, but the displays are generally occluded and typically provide a fraction of the full-page view provided by the Nomad. Microvision believes that Nomad provides higher brightness and higher contrast than competing devices and provides true "see through" capability. Microvision also believes that the manufacturing cost in high volume of Nomad and potential future displays using its scanned beam display technology could be less than that of competing technologies, due principally to the lower cost of scanned beam display components and lower capital investment to build high volume manufacturing capacity compared to other competing technologies.

Current and Prospective Imaging Products

Flic

Microvision sells the Flic laser bar cod scanner, a hand held laser bar code scanner and the Flic Cordless Scanner, a Bluetooth version of the Flic Scanner. Flic Scanners feature a proprietary design that provides for lower power consumption and total operating cost than many other bar code scanners currently available. Microvision expects the sales volume for Flic Scanner will grow as more companies release products incorporating the Flic.

Flic Scanners are manufactured for Microvision by a contract manufacturer located in Batam, Indonesia. Microvision distributes branded and private- labeled scanners directly to end users through value added resellers, original equipment manufacturers and phone and internet orders.

The bar code scanning industry is highly competitive. Flic Scanners compete with existing laser wand and CCD imager scanners produced by established bar code scanner companies. Flic Scanners compete on the basis of price, form factor, and performance. The bar code industry is dominated by Symbol Technologies, which sells products that directly compete with the Flic and Flic Cordless products.

Image capture

Microvision is applying its scanned beam and other proprietary technology to develop products that capture images and other information. Such products include bar code readers and miniature high-resolution "laser cameras. In December 2004, Microvision entered into an agreement with Ethicon Endo-Surgery Inc. a subsidiary of Johnson & Johnson to integrate Microvision's scanned beam technology into certain medical products for human medical applications. Under the agreement, Microvision is developing prototype units that will be used in product evaluation.

Microvision believes that certain components of the scanned beam technology can also be used to develop two-dimensional bar code readers as well as high resolution laser cameras that have cost and performance advantages over existing imaging technologies for certain applications.

Business Strategy

Microvision's objective is to be a leading provider of scanned beam displays and image capture products and related technologies for a broad range of professional and consumer applications. Key elements of Microvision's strategy to achieve this objective include:

Strategic Partnering to Extend Marketing and Technical Reach Microvision's key technologies have applications in several markets and products. Microvision has contracted with, and plans to continue to pursue, strategic partners who can provide distribution channels, resources and services that otherwise would require substantial time and additional cost for Microvision to develop independently. Microvision will select strategic partners to provide support depending on the specific requirements of markets and products.

Sale of Components or "Engines" Containing Scanning Technology. Certain potential applications of the scanned beam display technology, such as automotive HUD or pico projector could require integration of Microvision's technology with other related technologies. In markets requiring high volume production of scanned beam components or subsystems that can be integrated with other components, Microvision may provide designs for or the supply of components, subsystems and systems to original equipment manufacturers under licensing and/or agreements.

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

Development of an Intellectual Property Portfolio. Microvision believes that it can enhance its competitive position by reducing the cost and improving the performance of its scanned beam technology and by developing an extensive portfolio of intellectual property and proprietary rights. A key part of Microvision's technology development strategy includes developing and protecting (i) concepts relating to the function, design and application of scanned beam display systems; (ii) component technologies and integration techniques essential to the commercialization of the scanned beam display and image capture technologies that are expected to reduce the cost and improve the performance of the system; and (iii) component technologies and integration techniques that reduce technical requirements and accelerate the pace of commercial development. Microvision is continuing to develop a portfolio of patents and proprietary processes and techniques that relate directly to the functionality and commercial viability of scanned beam technologies.

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

Competitive Conditions

The information display industry is highly competitive. Microvision's products and the scanned beam display technology will compete with established manufacturers of miniaturized cathode ray tube and flat panel display devices. Microvision's competitors include companies such as Sony Corporation and Texas Instruments Incorporated, most of which competitors have substantially greater financial, technical and other resources than Microvision and many of which are developing alternative miniature display technologies. Microvision will also compete with other developers of miniaturized display devices. Microvision's competitors may succeed in developing information display technologies and products that could render the scanned beam display technology or Microvision's proposed products commercially infeasible or technologically obsolete.

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

Intellectual Property and Proprietary Rights

University of Washington

In 1993, Microvision acquired the exclusive rights to the Virtual Retinal Display technology under a license agreement with the University of Washington. Additional development of the Virtual Retinal Display technology took place at the University of Washington Human Interface Technology Laboratory pursuant to Microvision's research agreement. The University of Washington has received eighty-seven patents including forty-six U.S. patents on the Virtual Retinal Display technology and has an additional four U.S. patent applications pending in the United States and twenty-three foreign counterpart applications in certain foreign countries.

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

Other Licenses and Intellectual Property

During 1998, Microvision entered into a license agreement with a third party whereby it acquired the exclusive license to certain intellectual property related to the design and fabrication of micro miniature devices using semiconductor fabrication techniques. The licensor has received thirty-eight patents including eighteen U.S. patents and has three patent applications pending pertaining to the Microvision field of use.

Microvision also generates intellectual property as a result of its ongoing performance on development contracts and as a result of its internal research and development activities. Microvision has over one hundred and twenty patent applications and received fifty patents including thirty-four U.S. patents in its own name resulting from these activities. The inventions covered by such applications generally relate to component miniaturization, specific implementation of various system components and design elements to facilitate mass production.

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

Microvision has registered the word trademarks "NOMAD", "FLIC", "FLICPRINT", "FLICWARE", "MICROHUD", and the design marks "NOMAD" (stylized) and "O" (design) with the United States Patent and Trademark Office. Microvision has filed for trademark registration for the "tri-curve" logo design mark with the United States Patent and Trademark Office. Microvision has registered the word marks "NOMAD", "FLIC", and "MICROHUD"; and the design trademarks "NOMAD" (stylized) and "O" (design) with various foreign jurisdictions. Microvision has filed for registration of various other marks with various foreign jurisdictions.

Additional Information

Microvision performs research and development to design and develop the integrated photonics module and modifications to the integrated photonics module that will be required for specific applications. Research and development expense for the Company for the fiscal years ended December 31, 2005, 2004 and 2003 was $6.6 million, $14.7 million, and $23.3 million, respectively. Excluding Lumera, research and development expense was $6.6 million, $13.6 million and $16.8 million, respectively.

Prior to 2004, substantially all of Microvision's revenue has been generated from development contracts to develop the scanned beam display technology to meet customer specifications. Microvision's customers have included both the United States government and commercial enterprises. In 2005, 35% of revenue was derived from performance on development contracts with the United States government, 42% from performance on development contracts with commercial customers and the remainder from sales of Nomad and Flic units. In 2005, Ethicon Endo-Surgery Inc. accounted for 33%, and a U. S. government customer accounted for 27% of total revenue. In 2004, 42% of revenue was derived from performance on development contracts with the United States government, 35% from performance on development contracts with commercial customers and the remainder from sales of Nomad and Flic units. In 2004, one commercial customer accounted for 11% of total of total revenue. Each of Microvision's contracts with the United States government can be terminated for convenience by the United States government at any time. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Microvision had a backlog of $3.4 million at December 31, 2005 compared to a backlog of $7.1 million at December 31, 2004. The backlog at December 31, 2005, is composed of $2.8 million in development contracts, including amendments, entered into through December 31, 2005 and $579,000 in product orders. Microvision plans to complete all of the backlog contracts during 2006.

Employees

As of March 1, 2006, Microvision had 142 employees.

Further Information

Microvision was founded in 1993 as a Washington corporation and reincorporated in 2003 under the laws of the State of Delaware. Our principal office is located at 6222 185th Avenue NE, Redmond WA 98052 and our telephone number is 425-415-6847.

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

ITEM 1A. RISK FACTORS.

Risk Factors Relating to the Microvision Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

  As of December 31, 2005, we had an accumulated deficit of $215.7 million.
  We incurred consolidated net losses of $128.1 million from inception through 2002, $26.2 million in 2003, $33.2 million in 2004 and $28.2 million in 2005.

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

We cannot be certain that we will succeed in obtaining additional development contracts or that we will be able to obtain substantial customer orders for our products. In light of these factors, we expect to continue to incur substantial losses and negative cash flow at least through 2006 and likely thereafter. We cannot be certain that we will achieve positive cash flow at any time in the future.

We will require additional capital to fund our operations and to implement our business plan. If we do not obtain additional capital, we may be required to curtail our operations substantially. Raising additional capital may dilute the value of current shareholders' shares.

Based on our current operating plan and budgeted cash requirements, we expect our cash to fund operations through July 2006. We will require additional capital to continue to fund our operations, including to:

  Further develop the scanned beam technology.
  Develop and protect our intellectual property rights.
  Fund long-term marketing and business development opportunities; and
  Add manufacturing capacity.

The Company can raise limited additional cash through the sale of its Lumera common stock in the public market under Rule 144 of the Securities Act of 1933 or through a private placement. As of March 1, 2006, Microvision owns approximately 322,000 shares of Lumera common stock that have not been pledged as collateral for the Company's convertible notes issued as of March 11, 2005 and December 1, 2005. Based on the March 1, 2006 closing price of $4.10, the Lumera shares that have not been pledged as collateral have a market value of approximately $1.3 million. The Company may be deemed to be an affiliate of Lumera. Under Rule 144 of the Securities Act, an affiliate is entitled to sell within any three-month period a number of shares of Lumera common stock that does not exceed the greater of 1% of the then outstanding shares of Lumera common stock or the average weekly trading volume of Lumera common stock on the NASDAQ National Market during the four calendar weeks preceding the filing of a notice of the sale on Form 144. The immediate sale of Lumera stock in the public market could have a negative impact on the Lumera stock price.

Our capital requirements will depend on many factors, including, but not limited to, the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce products incorporating the scanned beam and image capture technologies and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if the level and mix of revenues vary from anticipated amounts and allocations or if expenses exceed the amounts budgeted, we may require additional capital earlier than July 2006 to further the development of our technologies, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. In addition, our operating plan provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by us.

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

The value of our investment in Lumera may decrease.

Lumera's stock price is subject to fluctuation and may decrease, lowering the value of our investment. As of March 1, 2006 we own approximately 12% of Lumera's common stock. Since we hold a large percentage of Lumera's common stock, if an active market does not develop or is not sustained, it may be difficult for us to sell our shares of Lumera's common stock at an attractive price or at all. The likelihood of Lumera's success, and the value of the common stock we hold, must be considered in light of the risks frequently encountered by early stage companies, especially those formed to develop and market new technologies. These risks include Lumera's potential inability to establish product sales and marketing capabilities to establish and maintain markets for their potential products; and to continue to develop and upgrade their technologies to keep pace with changes in technology and the growth of markets using polymer materials. If Lumera is unsuccessful in meeting these challenges, its stock price, and the value of our investment, could decrease.

Our convertible notes may adversely impact our common stockholders or limit our ability to obtain additional financing.

In March 2005 and December 2005, we issued convertible notes. Among other provisions, these notes include material limitations on our ability to incur additional debt or incur liens while the convertible notes are outstanding. These limitations could materially adversely affect our ability to raise funds we expect to need in 2006 and 2007.

We cannot be certain that the scanned beam technology or products incorporating this technology will achieve market acceptance. If the scanned beam technology does not achieve market acceptance, our revenues may not grow.

Our success will depend in part on customer acceptance of the scanned beam technology. The scanned beam technology may not be accepted by manufacturers who use display technologies in their products, by systems integrators who incorporate our products into their products or by end users of these products. To be accepted, the scanned beam technology must meet the expectations of our potential customers in the defense, industrial, medical and consumer markets. If our technology fails to achieve market acceptance, we may not be able to continue to develop the scanned beam technology.

It may become more difficult to sell our stock in the public market.

Our common stock is listed for quotation on The NASDAQ National Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards, our common stock could be delisted from The NASDAQ National Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ SmallCap Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity for our common stock. If our common stock were not listed on the SmallCap Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ National Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ National Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ National Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ National Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. During the first and second quarter of 2003, the third quarter of 2004, the second quarter and fourth quarter of 2005, and the first quarter of 2006, the market price of our stock traded below $5.00 per share. On March 1, 2006 the closing price of our stock was $3.46.

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

To date, we have produced limited quantities of our Nomad and Flic products and demonstration units for research, development and demonstration purposes. The cost per unit for these units currently exceeds the level at which we could expect to profitably sell these products. If we cannot lower our cost of production, we may face increased demands on our financial resources, possibly requiring additional equity and/or debt financing to sustain our business operations.

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

We currently use a contract manufacturer in Asia to manufacture our Flic product, and we plan to continue using foreign manufacturers to manufacture some of our other products where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including:

  political and economic instability;
  high levels of inflation, historically the case in a number of countries in Asia;
  burdens and costs of compliance with a variety of foreign laws;
  foreign taxes; and
  changes in tariff rates or other trade and monetary policies.

If we experience delays or failures in developing commercially viable products, we may have lower revenues.

We began production of the current version of our Nomad product in the first quarter of 2004. In September 2002, we introduced our Flic product. In addition, we have developed demonstration units incorporating the scanned beam technology. However, we must undertake additional research, development and testing before we are able to develop additional products for commercial sale. Product development delays by us or our potential product development partners, or the inability to enter into relationships with these partners, may delay or prevent us from introducing products for commercial sale.

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

During 2005 and 2004, 35% and 42%, respectively, of Microvision's consolidated revenue was derived from performance on a limited number of development contracts with the U.S. government. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues. Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors continuously engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. Our contracts with the government are subject to immediate termination by the government for convenience at any time. The government may choose to use contractors with competing display technologies or it may decide to discontinue any of our programs altogether. In addition, those development contracts that we do obtain require ongoing compliance with applicable government regulations. Termination of our development contracts, a shift in government spending to other programs in which we are not involved, a reduction in government spending generally, or our failure to meet applicable government regulations could have severe consequences for our results of operations.

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

We are dependent on a small number of customers for our revenue. Our quarterly performance may vary substantially and this variance, as well as general market conditions, may cause our stock price to fluctuate greatly and potentially expose us to litigation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

 None

ITEM 2. PROPERTIES

The Company currently leases approximately 67,000 square feet of combined use office, laboratory and manufacturing space at its headquarters facility in Redmond, Washington. The 90 month lease expires in 2013.

The Company also currently leases approximately 92,500 square feet of combined use office, laboratory and manufacturing space at its former headquarters facility in Bothell, Washington. The seven-year lease expires in April 2006. Lumera subleases approximately 18,000 square feet of space from Microvision within the Company's facility in Bothell, Washington which will expire in April 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of the year ending December 31, 2005.

ITEM 4A EXECUTIVE OFFICERS

Executive officers are appointed by our Board of Directors and hold office until their successors are elected and duly qualified. Messrs. Tokman and Willey, also serve as directors of Microvision. The following persons serve as executive officers of Microvision:

Alexander Tokman, age 44, has served as President, Chief Executive Officer and a director of Microvision since January 2006. Mr. Tokman served as Microvision's President and Chief Operating Officer from July 2005 to January 2006. From April 1995 to July 2005, Mr. Tokman served in various cross- functional and cross-business leadership positions at GE Healthcare, a subsidiary of General Electric most recently as a General Manager of its Global Molecular Imaging and Radiopharmacy unit from May 2003 to June 2005. From November 1989 to March 1995 Mr. Tokman served as technical programs lead and a head of I&RD at Tracor Applied Sciences a subsidiary of then Tracor, Inc. Mr. Tokman has both a M.S. and B.S. in Electrical Engineering from the University of Massachusetts, Dartmouth. He also is a certified Six Sigma & DFSS Black Belt and Master Black Belt.

Stephen R. Willey, age 52, has served as president, of Sales and Marketing for Asia of Microvision since January 2006, President, Consumer Solutions from July 2005 to January 2006 and a director since June 1995. Mr. Willey served as Microvision's Executive Vice President from October 1995 to August 2002. Prior to that, he served as an outside consultant to the company through The Development Group (DGI) a business and technology consulting firms that he founded. As principal of DGI, Willey had also provided senior management consulting services to CREO Products, Inc., an electro-optics equipment manufacturer, between June 1989 and December 1992. In 1993, Willey co-founded PRO.NET Communications, Inc., an Internet service company. Willey holds an M.B.A. from the University of California, Los Angeles, and an M.A.Sc. in Electronics from the University of British Columbia, Vancouver. He earned a B.Sc., Engineering (Physics) from McMaster University, Hamilton.

Todd R. McIntyre, age 44, has served as Senior Vice President of Global Strategic Marketing and Business Development of Microvision since January 2006. Mr. McIntyre served as Senior Vice President of Business Development from November 2003 until January 2006, and Vice President of Business Development of Microvision from January 1996 to November 2003. Mr. McIntyre's experience in emerging markets includes business development and marketing with development stage companies in a variety of technology segments including wireless telecommunications products and services, internet software products, and digital and print media. Mr. McIntyre holds an M.B.A. from Stanford University and a B.A. from Hendrix College.

Thomas M. Walker, age 41, joined Microvision in May 2002 and serves as Vice President, General Counsel and Secretary. Prior to joining Microvision, Mr. Walker served as Senior Vice President, General Counsel and Secretary of Advanced Radio Telecom Corp., a publicly held technology and services company where he managed domestic and international legal affairs from April 1996 to April 2002. Prior to that, Mr. Walker advised publicly and privately held businesses while practicing in the Los Angeles offices of the law firms of Pillsbury Winthrop and Buchalter, Nemer Fields and Younger. Mr. Walker holds a B.A. from Claremont McKenna College and a J.D. from the University of Oregon.

Ian D. Brown, age 43, has served as Vice President, Sales and Marketing of Microvision since February 2006. Prior to joining Microvision, from March 1994 to February 2006, Mr. Brown served in various Sales and Marketing positions with General Electric Healthcare, Americas. Most recently from April 2004 to February 2006 Mr. Brown served as the Sales and Marketing Manager - Nuclear Medicine. From April 1989 to March 1994 Mr. Brown served as Technical Author - Nuclear Medicine Operator Documentation with IGE Medical Systems, Radlett, UK. Mr. Brown holds Ordinary & Higher National Certificates in Medical Physics & Physiological Measurements from Paddington College, London, Post Graduate Diploma in Management studies, University of Hertfordshire. He also holds a Six Sigma Black Belt.

Jeff T. Wilson, age 45, has served as Vice President, Accounting of Microvision since April 2002, Principal Financial Officer since January 2006 and Principal Accounting Officer of Microvision since August 1999 and as Director of Accounting of Microvision from August 1999 to March 2002. Prior to joining Microvision, from 1991 to 1999 Mr. Wilson served in various accounting positions for Siemens Medical Systems, Inc., a developer and manufacturer of medical imaging equipment. Prior to 1991, Mr. Wilson served as a manager with the accounting firm Price Waterhouse (currently PricewaterhouseCoopers LLP). Mr. Wilson is a Certified Public Accountant. Mr. Wilson holds a B.S. in Accounting from Oklahoma State University.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITES.

The Company's common stock trades on The NASDAQ National Market under the symbol "MVIS." As of March 1, 2006, there were 377 holders of record of 25,243,000 shares of common stock outstanding. The Company has never declared or paid cash dividends on the common stock. The Company currently anticipates that it will retain all future earnings to fund the operation of its business and does not anticipate paying dividends on the common stock in the foreseeable future.

The Company's common stock began trading publicly on August 27, 1996. The quarterly high and low sales prices of the Company's common stock for each full quarterly period in the last two fiscal years and the year to date as reported by The NASDAQ National Market are as follows:

                                                            Common Stock
                                                       --------------------
Quarter Ended                                            HIGH        LOW
                                                       ---------  ---------
2004
March 31, 2004                                        $   10.93  $    7.34
June 30, 2004                                             10.00       5.06
September 30, 2004                                         8.95       3.75
December 31, 2004                                          8.00       5.04

2005
March 31, 2005                                        $    7.70  $    5.03
June 30, 2005                                              6.77       4.15
September 30, 2005                                         6.49       5.04
December 31, 2005                                          6.53       3.02

2006
January 1, 2006 to March 1, 2006                      $    4.25  $    3.05

ITEM 6. SELECTED FINANCIAL DATA

A summary of selected financial data as of and for the five years ended December 31, 2005 is set forth below:

                                                                                         Years Ended December 31,
                                                                 ---------- ----------- ----------- ----------- -----------
                                                                    2005        2004        2003        2002        2001
                                                                 ----------  ----------  ----------  ----------  ----------
                                                                              (in thousands, except per share data)
Statement of Operations Data:
Revenue                                                         $   14,746  $   11,418  $   14,652  $   15,917  $   10,762
Net loss available for common shareholders                         (30,284)    (33,543)    (26,163)    (27,176)    (34,794)
Basic and diluted net loss per share                                 (1.35)      (1.56)      (1.46)      (1.93)      (2.85)
Weighted average shares outstanding basic and diluted               22,498      21,493      17,946      14,067      12,200
Balance Sheet Data:
Cash and cash equivalents                                       $    6,860  $    1,268  $   10,700  $    9,872  $   15,587
Investments available-for-sale                                          --          --      11,078       5,304      18,065
Working capital                                                     (4,723)        903      19,781      14,511      33,098
Total assets                                                        23,363      25,538      33,918      32,267      54,055
Long-term liabilities                                                4,412          52       2,204       1,480         552
Mandatorily redeemable preferred stock                               4,166       7,647          --          --          --
Total shareholders' equity                                          (3,509)      7,190      23,295      17,416      32,326

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

In February 2004, Microvision introduced a new version of its see-through monochrome head-worn display called Nomad Expert Technician System. The Company also produces and sells Flic, a hand-held bar code scanner. The Company has also developed demonstration scanned beam displays, including hand-held and head-worn color versions and is currently refining and developing its scanned beam display technology for potential medical, defense, industrial, aerospace and consumer applications. The Company expects to continue funding prototype and demonstration versions of products incorporating the scanned beam technology at least through 2006. Future revenues, profits and cash flow and the Company's ability to achieve its strategic objectives as described herein will depend on a number of factors, including acceptance of the scanned beam technology by various industries and original equipment manufacturers, market acceptance of products incorporating the scanned beam technology and the technical performance of such products.

The Company has incurred substantial losses since its inception and expects to incur a substantial loss during the year ended December 31, 2006.

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

The Company believes the following key accounting policies require its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition. The Company recognizes contract revenue as work progresses on long-term, cost plus fixed fee and fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. The Company uses this revenue recognition methodology because it can make reasonably dependable estimates of the revenue and costs. Recognized revenues are subject to revisions as the contract progresses to completion and actual revenue and cost become certain. Revisions in revenue estimates are reflected in the period in which the facts that give rise to the revision become known.

Revenue from product shipments is recognized in accordance with Staff Accounting Bulletin No. 104 "Revenue Recognition." Revenue is recognized when there is sufficient evidence of an arrangement, the selling price is fixed and determinable and collection is reasonably assured. Revenue for product shipments is recognized upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. Provisions are made for warranties at the time revenue is recorded. Warranty expense was not material for any periods presented.

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

Allowance for uncollectible receivables. The Company maintains allowances for uncollectible receivables, including accounts receivable, cost and estimated earnings in excess of billings on uncompleted contracts and receivables from related parties. The Company reviews several factors in determining the allowances including the customer's past payment history and financial condition. If the financial condition of our customers or the related parties with whom the Company has receivables were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

Inventory. The Company values inventory at the lower of cost or market with cost determined on a weighted average cost basis. The Company reviews several factors in determining the market value of its inventory including evaluating the replacement cost of the raw materials and the net realizable value of the finished goods. If we do not achieve our targeted sales prices, if market conditions for our components or products were to decline or if we do not achieve our sales forecast, additional reductions in the carrying value of the inventory would be required.

Warrants and Derivatives. The Company has issued convertible notes that include rights to convert the notes into Microvision common stock. The Company also issued warrants to purchase common stock in connection with the notes. The Company accounts for these derivatives and warrants under the guidance provided by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The Company uses the Black Scholes option pricing model to estimate the value of these instruments. The Company uses the Black Scholes model because it is widely accepted and provides comparability across a wide range of similar companies. The use of the Black Scholes model requires management to evaluate a range of estimates and determine the reasonable estimate of future stock volatility and interest rates. Changes in these estimates could result in a materially different valuation of the instruments. Other models for valuing these instruments exist and the use of an alternative model could result in a materially different valuation of the instruments.

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

The key accounting policies described above are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management to apply its judgment or make estimates. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result to the Company's consolidated financial statements. Additional information about Microvision's accounting policies, and other disclosures required by generally accepted accounting principles, are set forth in the notes to the Company's consolidated financial statements.

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

The following tables reflect the results of the Company's reportable segments for the years ended December 31, 2004 and 2003 under the Company's management system. The performance of each segment was measured based on several metrics. Since July 2004 Microvision has operated as one segment. These results were used, in part, by management, in evaluating the performance of, and in allocation of resources to, each of the segments (in thousands):

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

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Contract Revenue.

Contract revenue increased by $2.6 million, or 29%, to $11.4 million from $8.8 million in 2004. The increase resulted from a higher level of development contract business performed in 2005 than that performed in 2004 on contracts entered into in both 2005 and 2004. In 2005, 43% and 35% of contract revenue was earned from development contracts with a single commercial customer and a single U. S. government customer, respectively.

Contract revenue is earned from the Company's work on development contracts with the United States government and commercial enterprises. In 2005, 46% of contract revenue was derived from performance on development contracts with the United States government and 54% from performance on development contracts with commercial customers. In comparison, 55% of contract revenue was derived from performance on development contracts with the United States government and 45% from performance on development contracts with commercial customers in 2004. The Company expects contract revenue to fluctuate significantly from year to year.

In June 2005, the Company entered into a $4.4 million contract with General Dynamics C4 Systems to continue the development of a helmet-mounted display for the Air Warrior Block 3 system. General Dynamics is under contract with the U.S. Army's Product Manager -- Air Warrior in Huntsville, Ala., to develop and integrate the Air Warrior Block 3 system. The Microvision helmet-mounted display is being designed as a full-color, see-through, daylight and night- readable, high-resolution display.

The Company had a contract revenue backlog of $2.8 million at December 31, 2005. The backlog is composed of development contracts, including amendments, entered through December 31, 2005. The Company plans to complete all of the contract backlog during 2006.

Product Revenue.

Microvision earns product revenue from the sale of Nomad and Flic. Microvision recognizes revenue on product sales upon customer acceptance or when the right to return has expired. Product revenue increased $800,000 or 29% to $3.4 million from $2.6 million in 2004. Revenue from Nomad sales increased by approximately $900,000 in 2005 from 2004, while revenue from Flic sales decreased by approximately $100,000 over the same period.

During 2005, Microvision earned $1.8 million from the sale of approximately 300 Nomads compared to $864,000 from the sale of approximately 200 Nomads in 2004. Microvision introduced a new version of the Nomad in March 2004. The new version is 40% smaller than the previous version and cost less to produce. Microvision is targeting truck and automotive repair and military applications for the Nomad.

The Nomad has not gained the commercial acceptance the company had planned when the product was introduced. In January 2006 the Company took steps to reduce its cost in manufacturing, sales and marketing of Nomad until it develops a go to market strategy that will be more successful. The Company is working with a small number of potential customers to define applications and business cases for the Nomad. Defining the business case consists of studying the potential customers work environment, identifying operations that could be performed more economically using Nomad, conducting trials to demonstrate the cost savings, collecting customer feedback, making modifications or improvements to the applications or the Nomad, and then developing sales tools to take advantage of the proven benefits. The company expects to take at least the first half of 2006 to develop a go to market strategy for Nomad. Until the go to market strategy is complete the Company expects limited sales of Nomad.

During 2005 and 2004, Microvision recorded $1.6 million and $1.7 million respectively, in revenue from sales of Flic barcode scanners. Revenue from Flic was negatively impacted in 2005 by delays in product shipments from the Company's contract manufacturer. The Company is working closely with its contract manufacturer to improve deliveries of Flic.

The Company had a product revenue backlog of $579,000 at December 31, 2005. The backlog is composed primarily of orders for Flic received through December 31, 2005. The Company plans to deliver all products in backlog during 2006.

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

Cost of contract revenue increased by $917,000, or 17%, to $6.5 million from $5.5 million. On a percentage of contract revenue basis, cost of contract revenue decreased to 57% from 63% in 2004. The change in cost of contract revenue as a percentage of contract revenue is primarily attributable to changes in the contract costs mix. Total direct costs in 2005 increased approximately 23% from 2004. The direct labor cost portion of direct cost increased by approximately 8% from 2004. The increase in direct labor cost resulted from a higher volume of contract work performed during 2005 compared to 2004.

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

Cost of Product Revenue.

Cost of product revenue includes both the direct and allocated indirect costs of manufacturing Nomads and Flics sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of Flic and Nomad. Indirect costs include labor and other costs associated with maintaining Microvision manufacturing capabilities and capacity. Cost of product revenue increased $4.7 million or 123% to $8.6 million from $3.9 million in 2004.

Microvision's costs to produce Nomad units during 2005 were substantially higher than product revenue. Until October 2004, Microvision classified production cost in excess of product revenue as research and development expense. In October 2004, management determined that Nomad production and manufacturing processes were sufficiently mature to support "commercial production" as described in SFAS No. 2 "Accounting for Research and Development Costs". As a result of this determination Microvision began full absorption of manufacturing overhead cost.

Cost of product revenue in 2005 includes the write off of $3.0 million of Nomad inventory and $700,000 of Flic inventory. The write-off's were due to changes in product design and customer demand that caused components and accessories to become obsolete or excess to forecasted demand. Microvision values inventory at the lower of cost or market. Microvision also reduces the value of its raw material inventory to its estimated scrap value when management determines that it is not probable that the inventory will be utilized through normal production during the next 12 months.

Manufacturing overhead is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the proportion of direct material purchased for the respective activity. During 2005, the Company expensed approximately $1.5 million of manufacturing overhead associated with production capacity in excess of production requirements

In January 2006, the Company implemented a plan that included steps to reduce production costs. These steps included ongoing activities to improve product quality and reductions in overhead costs. The Company expects gross margins on product sales to improve in 2006.

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

Research and Development Expense.

Research and development expense consists of:

  compensation related costs of employees and contractors engaged in internal research and product development activities, research fees paid to the University of Washington under the Lumera Sponsored Research Agreement (prior to July 2004), laboratory operations, outsourced development and processing work, fees and expenses related to patent applications, prosecution and protection, related operating expenses and
  costs relating to acquiring and maintaining licenses.

Research and development expense decreased by $8.1 million, or 55%, to $6.6 million from $14.7 million in 2004.

Research and development expense in 2004 included approximately $4.3 million in manufacturing overhead associated with Nomad production. The Company classified Nomad manufacturing expense in excess of Nomad product revenue as research and development expense until the Nomad design and production capabilities were sufficiently mature to support commercial production in the fourth quarter of 2004.

Research and Development expense attributable to Lumera was $1.1 million in 2004. The decrease in Research and Development expense attributable to Lumera accounts for 14% of the decrease in consolidated Research and Development expense.

The Company allocates research and development resources to customer funded projects and internally funded projects based on management's determination of customer requirements, product development requirement, and the availability of research and development resources to meet project objectives. During 2005 the Company allocated $917,000 more resources to customer funded projects than in 2004.

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

The Company expects that the amount of spending on research and product development will remain high in future quarters as we:

  continue development and commercialization of the Company's scanned beam technology, accelerate development of the integrated photonics module to meet emerging market opportunities, and pursue other potential business opportunities.

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

Sales, marketing, general and administrative expenses increased by $695,000, or 4%, to $19.9million from $19.2 million in 2004. The increase in sales, marketing, general and administrative expenses are due to the increase in sales and marketing activity related to Nomad and Flic sales. The Company has added sales staff, demonstration equipment and promotion materials to support increased sales of Nomad and Flic.

In 2000, the Board of Directors authorized Microvision to provide unsecured lines of credit to each of its three senior officers. No loans have been made under either Microvision's Executive Option Exercise Note Plan or the Executive Loan Plan since July 2002, and Microvision does not intend to make any additional loans under these plans. A total of $2,723,000 was issued and remains outstanding under the Executive Loan Plan. There are currently no outstanding loans under the Executive Option Exercise Note Plan.

In 2005, Microvision determined that certain of its senior officers may have had insufficient net worth and short-term earnings potential to repay their outstanding loans. As a result, Microvision recorded additional allowances for doubtful accounts for the receivables from senior officers of $1,031,000. The balance of the allowance for doubtful accounts for receivables from senior officers was $1.9 million at December 31, 2005. Two of the officers left the Company in January 2006. In accordance with the terms, the loans will be due in January 2007. Microvision has no plans to forgive any portion of the principal of the outstanding receivable balance.

In January 2006, the Company took the following steps to reduce sales, marketing, general and administrative expense:

  Reduced the number of executive officers and vice presidents by 50%.
  Reduced the sales and marketing costs for Nomad until the Company completes a new go to market strategy.

After the expected decline in 2006 compared to 2005, the Company anticipates sales, marketing, general and administrative expenses will increase as product revenue increases in future periods and as the Company:

  adds to its sales and marketing staff,
  makes additional investments in sales and marketing activities, and increases the level of corporate and administrative activity.

Non-Cash Compensation Expense.

Non-cash compensation expense includes the amortization of the value of stock options granted to individuals who are not employees or directors of the Company for services provided to the Company as well as employee stock based compensation expenses. Non-cash compensation expense decreased by $1.7 million or 80% to $429,000 from $2.1 million in 2004.

The following table shows the components of non-cash compensation expense for 2005 and 2004, respectively.

                                                                      2005         2004
                                                                   -----------  -----------
Microvision stock, options and warrants issued to third parties   $   335,000  $   587,000
Microvision stock options issued to employees                          59,000       54,000
Microvision stock and options issued to Independent Directors          35,000       46,000
Lumera options issued to Microvision employees                             --      134,000
Lumera non-cash compensation expense                                       --    1,297,000
                                                                   -----------  -----------
                                                                  $   429,000  $ 2,118,000
                                                                   ===========  ===========

At December 31, 2005, the Company had $85,000 of unamortized non-cash compensation expense that will be amortized over the next two years.

Interest Income and Expense.

Interest expense increased in 2005 by $3.1 million to $3.3 million from $151,000 in 2004. In March 2005, the Company raised $10 million before issuance costs of $423,000 from the issuance of convertible notes ("March Notes") and warrants to purchase an aggregate of 462,000 shares of Microvision common stock. In December 2005, the Company raised $10 million before issuance costs of $134,000 from the issuance of convertible notes ("December Notes"), 838,000 shares of Microvision common stock and warrants to purchase 1,089,000 shares of Microvision common stock. This increase in interest expense relates to the stated interest on the March Notes and December Notes, (together "the Notes") as well as the amortization of the discount recorded on the Notes due to the warrants and embedded derivative feature of the Notes. The Company expects interest expense will be substantially higher than in previous periods as a result of these transactions.

Loss on debt extinguishment.

In July 2005, the Company entered into an agreement to amend the Company's March Notes. In connection with the amendment, the Company issued three year warrants to purchase 750,000 shares of Microvision common stock with an exercise price of $6.84 per share. The conversion price of the amended notes and exercise price of the warrants are subject to anti-dilution adjustments. In addition, the price at which the note holder can convert the March Notes to Microvision common stock was reduced to $5.85 per share, and the price at which the Company can mandatorily convert the March Notes to Microvision common stock was reduced to $10.24. The Company has pledged 1,750,000 shares of its Lumera common stock as collateral for the March Notes. As a result of the amendment, the amended notes are no longer exchangeable into Lumera common stock.

The Company has concluded that the amendment of the March Notes met the criteria of a debt extinguishment and recorded a charge of $3,313,000 for the change in the fair value of the debt in July 2005. The charge was measured as the value of the additional warrants that were issued to the note holders and the fair value of the reduced price at which the debt could be converted to Microvision common stock. The additional warrants were valued using the Black Scholes option-pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rate of 4.62%; and contractual life of three years. The warrants were initially valued at $2,295,000. The change in the conversion price was valued using the Black Scholes option-pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rate of 4.62%; and contractual life equal to the length of the option. The change in the conversion price was valued at $1,018,000.

Gain on derivative feature of notes payable.

The following table summarizes the accounting for the Company's Notes:

                                                                                     Embedded     Common       Loss on
                                                                                    derivative  stock and   extinguishment
                                                                Notes    Warrants    feature       APIC         of debt        Total
                                                              ---------  ---------  ----------  ----------  ---------------  ---------
March 10, 2005 issuance                                      $   5,395  $   1,650  $    2,955  $       --  $            --  $  10,000
Debt restructuring at July 25, 2005                                         2,295       1,018                       (3,313)        --
Conversion of debt to common stock at October 11, 2005          (1,398)                  (439)      1,837                          --
December 1, 2005 issuance                                        3,667      2,200       1,116       3,017                      10,000
Principal payments on notes                                       (867)                               867                          --
Discount accretion for the year ended December 31, 2005          2,546                                                          2,546
Changes in market value for the year ended December 31, 2005               (2,693)     (3,282)                                 (5,975)
                                                              ---------  ---------  ----------  ----------  ---------------  ---------
Balances at December 31, 2005                                $   9,343  $   3,452  $    1,368  $    5,721  $        (3,313)
                                                              =========  =========  ==========  ==========  ===============

In connection with the issuance of the Company's March Notes, the Company concluded that the note holders' right to convert all or a portion of the notes into Microvision or Lumera common stock is an embedded derivative instrument as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, $2,955,000 of the cash proceeds were allocated to the embedded derivative instrument, which represents the fair value of the instrument on the date of issuance. The derivative instrument was valued using the higher of the Microvision or Lumera conversion feature. The value was determined using the Black Scholes option-pricing model with the following assumptions: expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.62%; and contractual life of six months to two years, which corresponds to the principal repayment dates. Due to change in the stock price and remaining life, the fair value of the embedded derivative instrument decreased to $2,463,000 at July 25, 2005 the date of the extinguishment. The change in value of $492,000 for the period from issuance to July 25, 2005, was recorded as a non-operating gain and is included in "Gain on derivative features of note payable, net" in the consolidated statement of operations.

The Company issued warrants to purchase 462,000 shares of common stock in connection with the issuance of the March Notes. The warrants vested on the date of grant, have an exercise price of $6.84 per share and expire in March 2010. The initial exercise price is subject to adjustment in the event Microvision issues common stock or common stock equivalents at a price per share of common stock below the exercise price of the warrant. Under the terms of the restructuring of the notes in July 2005, the Company issued three year warrants to purchase 750,000 shares of Microvision common stock at a price of $6.84. The warrants met the definition of a derivative instrument that must be accounted for as a liability under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because the Company cannot engage in certain corporate transactions affecting the common stock unless it makes a cash payment to the holders of the warrants. Accordingly, $1,651,000 of the cash proceeds were allocated to the original warrants and an additional $2,295,000 was allocated to the warrant issued in July 2005. These amounts which represent the fair value of the warrants on the date of issuance have been included in current liabilities. Subsequent changes in the fair value of the warrants will be recorded in the statement of operations each period. As of December 31, 2005, the warrants were valued using the Black Scholes option- pricing model with the following assumptions: expected volatilities of 65%and 58%; expected dividend yield of 0%; risk free interest rates ranging from 4.36% to 4.39%; and contractual lives of 4.2 years and 2.6 years. The change in value of the warrants of$2,671,000 for the year ended December 31, 2005 was recorded as a non-operating gain and is included in "Gain on Derivative Features of Note Payable Net" in the consolidated statement of operations.

The amended conversion feature described above continued to meet the definition of a derivative under FAS 133 and accordingly was recorded at fair value at issuance and included within long term liabilities. The carrying amount of the derivative will be adjusted to fair value at each balance sheet date. The derivative feature was valued at $331,000 at December 31, 2005 and the change in the value from July 25, 2005 to December 31, 2005 of $2,712,000 was recorded as a non operating gain and is included in "Gain on derivative features of note payable, net" in the consolidated statement of operations.

In October 2005, the noteholder converted $1.8 million of the March Notes to 310,000 shares of common stock. The value of the embedded derivative feature associated with the converted shares of $439,000 was recorded to additional paid in capital.

In connection with the issuance of the December Notes, the Company concluded that the note holders' right to convert all or a portion of the notes into Microvision common stock is an embedded derivative instrument as defined by FASB Statement No. 133, accordingly $1.1 million of the cash proceeds were allocated to the embedded derivative instrument, which represents the fair value of the instrument on the date of issuance. The value of the derivative feature was determined using the Black Scholes option-pricing model with the following assumptions: expected volatility of 58%; expected dividend yield of 0%; risk free interest rates ranging from 4.01% to 4.39%; and contractual life of four to sixteen months, which corresponds to the principal repayment dates. Due to change in the stock price and remaining life, the fair value of the embedded derivative instrument decreased to $1,038,000 at December 31, 2005. The change in value of $78,000 was recorded as a non-operating gain and is included in "Gain on derivative features of note payable, net" in the consolidated statement of operations.

The Company issued warrants to purchase 1,089,000 shares of common stock in connection with the issuance of the December Notes. The warrants vested on the date of grant, have an exercise price of $3.94 per share and expire in December 2010. The warrants met the definition of a derivative instrument that must be accounted for as a liability under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because the Company cannot engage in certain corporate transactions affecting the common stock unless it makes a cash payment to the holders of the warrants. Accordingly, $2.2 million of the cash proceeds were allocated to the original warrants which represent the fair value of the warrants on the date of issuance, and the amount was recorded as a current liability. Subsequent changes in the fair value of the warrants will be recorded in the statement of operations each period. As of December 31, 2005, the warrants were valued using the Black Scholes option- pricing model with the following assumptions: expected volatility of 65%; expected dividend yield of 0%; risk free interest rate of 4.35%; and contractual life of five years. The change in value of $22,000 was recorded as a non- operating gain and is included in "Gain on Derivative Features of Note Payable, Net" in the consolidated statement of operations.

Loss on equity in investment subsidiary.

In July 2004, Lumera completed an initial public offering of its common stock. In connection with the offering, all Lumera Series A and Series B Preferred Stock was converted to Lumera common stock. Immediately after the offering, Microvision owned 5,434,000 shares, or 33%, of the common stock of Lumera. As a result of the change in ownership percentage, Microvision has changed the method of accounting for its investment in Lumera to the equity method. Under the equity method, Microvision recorded its ownership interest in the net book value of Lumera immediately following the initial public offering as an investment in equity method subsidiary of $11.9 million. Microvision records its pro rata share of Lumera's income or loss as an adjustment in the value of its investment in Lumera. Microvision's share in Lumera's losses was $3.2 million for the year ended December 31, 2005 and $1.7 million for the period from July 2004 to December 31, 2004.

Gain on Sale of Securities of Equity Subsidiary.

During 2005 Microvision sold 812,000 shares of its Lumera common stock at prices between $4.04 and $5.00 per share. The total proceeds from the sales were $3,893,000. The sales price was higher than the average carrying value of the shares and the Company recognized a gain of $2.7 million in 2005.

Income Taxes.

No provision for income taxes has been recorded because the Company has experienced net losses from inception through December 31, 2005. At December 31, 2005, Microvision had net operating loss carry-forwards of approximately $191.0 million for federal income tax reporting purposes. In addition, Microvision has research and development tax credits of $2.6 million. The net operating losses begin expiring in 2008 if not previously utilized. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of Microvision's shareholders during any three-year period would result in a limitation on Microvision's ability to utilize a portion of its net operating loss carry-forwards. Microvision has determined that such a change of ownership occurred during 1995 and that the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $761,000. An additional change of ownership occurred in 1996 and the annual limitation for losses generated in 1996 is approximately $1.6 million.

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

The net cash proceeds of $9,910,000 were allocated to the preferred stock and the warrant based on the relative fair values of the securities. The warrants were valued using the Black Scholes option-pricing model with the following assumptions: expected volatility, 75%; risk free interest rate, 3.4%, and contractual life five years. $1.3 million of the proceeds were allocated to the warrant and was recorded as an increase to additional paid-in capital.

Subsequent to the relative fair value allocation, the effective conversion price of the convertible preferred stock was less than the closing price of Microvision's common stock on the date of commitment to purchase the preferred stock, resulting in the recognition of a beneficial conversion feature in accordance with Emerging Issues Task Force No 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments." This beneficial conversion feature was measured as $1.2 million, which represents the difference between the fair value of the common stock and the effective conversion price. This beneficial conversion feature was recorded to additional paid-in capital and will be recorded as a deemed dividend to preferred stockholders (accretion) using the effective interest method, over the stated life of the preferred stock, which is three years. During 2005, the Company recorded $280,000 in dividends on the preferred stock and $303,000 in accretion of the beneficial conversion feature of the preferred stock.

In August 2005, the holder of the Company's preferred stock agreed to convert 5,000 shares of the Company's preferred stock into 734,000 shares of common stock. As an inducement to convert the preferred stock the Company issued 124,000 shares of its common stock to the preferred stock holder and adjusted the exercise price from $8.16 to $6.84 per share for the existing warrants to purchase 362,000 shares of common stock issued in connection with the original sale of the Company's preferred stock. The total value of the 124,000 common shares issued of $701,000, the change in the value of the warrants of $62,000 and the amount of unamortized beneficial conversion feature on the preferred stock of $421,000 was recorded as an inducement to convert the preferred stock and charged to common shareholders in 2005. The warrants were valued using the Black Scholes option pricing model with the following assumption: expected volatility 65%, risk free interest rate 4.25% and contractual life 4.1 years.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Contract Revenue.

Contract revenue decreased by $4.7 million, or 35%, to $8.8 million from $13.5 million in 2003. The decrease resulted from a lower level of development contract business performed in 2004 than that performed in 2003 on contracts entered into in both 2004 and 2003.

In 2004, 55% of contract revenue was derived from performance on development contracts with the United States government and 45% from performance on development contracts with commercial customers. In comparison to 53% of contract revenue was derived from performance on development contracts with the United States government and 47% from performance on development contracts with commercial customers in 2003. In 2003, 29% of consolidated contract revenue was earned from development contracts with a single commercial customer.

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

The Company had a contract revenue backlog of $7.0 million at December 31, 2004. The backlog was composed of development contracts, including amendments, entered through December 31, 2004.

Product Revenue.

Product revenue increased $1.5 million or 129% to $2.6 million from $1.1 million in 2003. The increase resulted from increased sales of both Flic and Nomad in 2004.

During 2004, Microvision earned $864,000 from the sale of 208 Nomads compared to $855,000 from the sale of 133 Nomads in 2003. Microvision introduced a new version of the Nomad in March 2004.

During 2004 and 2003, Microvision recorded $1,732,000 and $280,000, respectively, in revenue from sales of Flic barcode scanners.

The Company had a product revenue backlog of $157,000 at December 31, 2004. The backlog was composed of orders for Nomad and Flic received through December 31, 2004.

Cost of Contract Revenue.

Cost of contract revenue decreased by $449,000, or 8%, to $5.5 million from $6.0 million. On a percentage of contract revenue basis, cost of contract revenue increased to 63% from 44% in 2003. The change in cost of contract revenue as a percentage of contract revenue is primarily attributable to changes in the contract costs mix. Total direct costs in 2004 decreased approximately 6% from 2003. The direct labor cost portion of direct cost decreased by approximately 6% from 2003. The decrease in direct labor cost resulted from a lower volume of contract work performed during 2004 compared to 2003.

During 2004, the Company experienced unplanned technical difficulties on one significant project. As a result of the difficulties, more direct costs than planned were incurred in completing the project resulting in a lower gross margin during 2004 than in 2003.

Cost of Product Revenue.

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

Cost of product revenue in 2004 includes the write off of $764,000 of Flic inventory and $479,000 of Nomad inventory. The write off's were due to changes in product design and customer demand that caused components and accessories to become obsolete or slow moving

Research and Development Expense.

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

In April 2004, Lumera and the University of Washington entered into a fourth amendment to the Sponsored Research Agreement that required payments of $125,000 for quarters ending March 31, 2004 and June 30, 2004 and eliminates the contingent payment of $2.0 million. For each of the quarters ending September 30, 2004 and December 31, 2004, Lumera was required to pay $250,000. The agreement terminated in 2005 after payments of $375,000 were made in quarters ending March 31, 2005 and June 30, 2005. Total payments under the Sponsored Research Agreement were $5.8 million instead of the original $9.0 million. Lumera recognizes research and development expense under the Sponsored Research Agreement on a straight line basis over the term of the agreement. At the time of the fourth amendment to the Sponsored Research Agreement, Lumera had recognized $6.5 million in expense related to the Sponsored Research Agreement. In April 2004, Lumera recorded a reduction in its liability and an offsetting reduction in expense of $2.4 million to reduce the cumulative expense recognized under the Sponsored Research Agreement to the expense incurred under the fourth amendment on a straight line basis.

Research and development expense in 2003 included $645,000 for the closure of Microvision's research and development facility in San Mateo, California. Microvision consolidated its research and development activities in Bothell, Washington in May 2003.

Sales, Marketing, General and Administrative Expense.

Sales, marketing, general and administrative expenses increased by $3.4 million, or 22%, to $19.2 million from $15.8 million in 2003. The increase in sales, marketing, general and administrative expenses was due to the increase in sales and marketing activity related to Nomad and Flic sales. The Company added sales staff, demonstration equipment and promotion materials to support increased sales of Nomad and Flic

Non-Cash Compensation Expense.

Non-cash compensation expense decreased by $38,000 or 2% to $2.1 million from $2.2 million in 2003.

In September 2003, the Company issued two warrants to purchase an aggregate of 70,000 shares of common stock to a third party in exchange for services provided to the Company. One warrant grants the holder the right to purchase up to 60,000 shares of common stock at a price of $7.50 per share. The warrant vests in three equal tranches on the date of grant, in December 2003, and March 2004. The other warrant grants the holder the right to purchase up to 10,000 shares at a price of $12.00 per share and vests in March 2004. The unvested warrants were subject to remeasurement at each balance sheet date until vested. The deferred compensation related to these warrants was being amortized to non- cash compensation expense over the fourteen month service period of the agreement. Non-cash amortization expense related to these warrants was $140,000 and $192,000 for 2004 and 2003 respectively. The total value of the warrants was estimated on December 31, 2003 and the grant date at $318,000 and $328,000, respectively. The fair values of the warrants were estimated on the date of grant and December 31, 2003, using the Black Scholes option-pricing model with the following weighted-average assumptions: expected volatilities of 83%, risk- free interest rates of 2.7% and dividend yields of zero percent. The contractual lives used at the measurement dates above were 4 years and 3.9 years, respectively.

In August 2000, the Company issued warrants to purchase an aggregate of 200,000 shares of common stock to two consultants in connection with entering into certain consulting agreements with the Company. One of the consultants subsequently became a director. The warrants grant each of the holders the right to purchase up to 100,000 shares of common stock at a price of $34.00 per share. The warrants to purchase an aggregate of 150,000 shares vested over three years and were subject to remeasurement at each balance sheet date during the vesting period. The remaining warrants to purchase an aggregate of 50,000 shares had a measurement date at the time of grant. The deferred compensation related to these warrants is being amortized to non-cash compensation expense over the five-year period of service under the agreements. The total original value of both warrants were estimated at $5,476,000.

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

The following table shows the components of non-cash compensation expense for 2004 and 2003, respectively.

                                                                      2004         2003
                                                                   -----------  -----------
Microvision stock, options and warrants issued to third parties   $   587,000  $   849,000
Microvision stock options issued to employees                          54,000      265,000
Microvision stock and options issued to Independent Directors          46,000        1,000
Lumera options issued to Microvision employees                        134,000           --
Lumera non-cash compensation expense                                1,297,000    1,041,000
                                                                   -----------  -----------
                                                                  $ 2,118,000  $ 2,156,000
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

Income Taxes.

No provision for income taxes has been recorded because the Company has experienced net losses from inception through December 31, 2004. At December 31, 2004, Microvision had net operating loss carry-forwards of approximately $168.0 million for federal income tax reporting purposes. In addition, Microvision had research and development tax credits of $2.2 million.

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

The net cash proceeds of $9,910,000 were allocated to the preferred stock and the warrant based on the relative fair values of the securities. The warrants were valued using the Black Scholes option-pricing model with the following assumptions: expected volatility, 75%, risk free interest rate of 3.4%, and a contractual life 5 years. $1.3 million of the proceeds were allocated to the warrant and were recorded as an increase to additional paid-in capital.

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

Liquidity and Capital Resources

Microvision has incurred significant losses since inception. The Company has funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues and product sales. At December 31, 2005, Microvision had $6.9 million in cash and cash equivalents. In January 2006 the Company raised $10.3 million through the sale of 2.6 million shares of its Lumera common stock equity method investment to a small group of private investors. The Company has sufficient cash to fund its operations through July 2006.

As discussed elsewhere in this report, the Company has received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2005 that includes an explanatory paragraph stating that the financial statements have been prepared assuming Microvision will continue as a going concern. The explanatory paragraph states the following conditions, which raise substantial doubt about our ability to continue as a going concern: (i) the Company has incurred operating losses since inception, including a net loss available for common shareholders of $30.3 million for the fiscal year ended December 31, 2005, and the Company has an accumulated deficit of $215.7 million at December 31, 2005 and (ii) the Company anticipates requiring additional financial resources to enable it to fund its operations at least through December 31, 2006.

The Company plans to raise additional cash before July 2006 to fund its operations through the sale of its common stock, preferred stock or through the issuance of debt. The Company has taken the following actions to reduce its use of cash and improve the operations of the Company:

  Made significant changes to it senior management team including appointing a new Chief Executive Officer
  Announced a restructuring and realignment plan that targets a 30% reduction in operating loss
  Begun adding members to the Board of Directors with experience that directly supports the Company's business objectives
  Engaged an investment bank to assist the Company in pursuing financing alternatives

Cash used in operating activities totaled $19.7 million during 2005, compared to $30.8 million during 2004.

The Company had the following material gains and charges and changes in assets and liabilities during the year ended December 31, 2005.

  "Non cash interest expense, net" In connection with the issuance of the Company's notes in March 2005 and December 2005 the Company allocated proceeds to the embedded derivative features and the warrants. The aggregate discount to the notes of $7.9 million is amortized to noncash interest expense using the imputed interest method over the life of the notes. At December 31, 2005 the Company has $5.0 million in unamortized discount associated with the notes remaining.
  "Derivative feature of notes payable" In connection with the issuance of the Notes, the Company allocated a portion of the proceeds to the embedded derivative features of the Notes. Due to changes in the stock price and remaining life, the fair value of the embedded derivative instrument decreased to $1.4 million at December 31, 2005. The aggregate change in value of $3.3 million for the year ended December 31, 2005 was recorded as a non-operating gain and is included in "Gain on derivative features of note payable, net" in the consolidated statement of operations.
  "Allowance for receivables from related parties" In 2000, the Board of Directors authorized Microvision to provide unsecured lines of credit to each of its three senior officers. No loans have been made under either Microvision's Executive Option Exercise Note Plan or the Executive Loan Plan since July 2002, and Microvision does not intend to make any additional loans under these plans. A total of $2,723,000 was issued and remains outstanding under the Executive Loan Plan. There are currently no outstanding loans under the Executive Option Exercise Note Plan.

  In 2005, Microvision determined that certain of its senior officers may have had insufficient net worth and short-term earnings potential to repay their outstanding loans. As a result, Microvision recorded additional allowances for doubtful accounts for the receivables from senior officers of $1.0 million. The balance of the allowance for doubtful accounts for receivables from senior officers was $1.9 million at December 31, 2005. Two of the officers left the Company in January 2006, in accordance with the terms, the loans issued to these officers will be due in January 2007. Microvision has no plans to forgive any portion of the principal of the outstanding receivable balance.

  "Equity losses in Lumera", "Investment in Lumera"and "Gain on sale of securities of equity subsidiary" Microvision accounts for its investment in Lumera using the equity method. Microvision records its pro rata share of Lumera's income or loss as an adjustment in the value of its investment in Lumera. Microvision's share in Lumera's losses was $3.2 million for the year ended December 31, 2005 and $1.7 million for the period from July 2004 to December 31, 2004. During 2005, Microvision sold 812,000 shares of its Lumera common stock at prices between $4.04 and $5.00 per share. The total proceeds from the sales were $3,893,000. The aggregate carrying value of the shares sold was $1,192,000. The sales price was higher than the average carrying value of the shares and the Company recognized a gain of $2,700,000 in 2005. In March 2005 and December 2005, the Company issued convertible notes that are secured by 1,750,000 shares Lumera common stock with a book value of $2.2 million at December 31, 2005. The value of the restricted Lumera common stock has been recorded as "Restricted investment in Lumera."
  "Loss on debt extinguishment" In July 2005, the Company entered into an agreement to amend the March Notes. In connection with the amendment, the Company issued three year warrants to purchase 750,000 shares of Microvision common stock with an exercise price of $6.84 per share. The conversion price of the amended notes and exercise price of the warrants are subject to anti-dilution adjustments. In addition, the price at which the note holder can convert the March Notes to Microvision common stock was reduced to $5.85 per share, and the price at which the Company can mandatorily convert the March Notes to Microvision common stock was reduced to $10.24. The Company has pledged 1,750,000 shares of its Lumera common stock as collateral for the March Notes. As a result of the amendment, the March Notes are not currently exchangeable into Lumera common stock.
  The Company has concluded that the amendment of March Notes met the criteria of a debt extinguishment and recorded a charge of $3,313,000 for the change in the fair value of the debt in July 2005. The change in the value of the debt was measured as the value of the additional warrants that were issued to the note holders and the change in the price at which the debt could be converted to Microvision common stock. The additional warrants were valued using the Black Scholes option-pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rate of 3.66%; and contractual life of three years. The warrants were initially valued at $2,295,000. The change in the conversion price was valued using the Black Scholes option-pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rates ranging from 3.25% to 3.58%; and contractual life equal to the length of the option. The change in the conversion price was valued at $1,018,000.
  "Accounts receivable" and "Billings in excess of costs and estimated earnings on uncompleted contracts" In December 2004 the Company recorded a receivable of $3.5 million from a customer for an advance payment in accordance with the terms of the development contract. The Company received the payment in January 2005 and the Company performed work on the contract during 2005.
  "Inventory" Inventory decreased by $2.4 million to $759,000 at December 31, 2005 from $ 3.2 million at December 31, 2004. The decrease was primarily attributable to the write off of excess and obsolete inventory. The Company had previously made commitments to purchase certain minimum quantities based on the economic order quantities, sales forecast and the availability of raw materials. The Company values inventory at the lower of cost or market with cost determined on a weighted average cost basis. The following table shows the composition of the inventory at December 31, 2005 and December 31, 2004, respectively:

                                                       December 31, December 31,
                                                          2005          2004
                                                       -----------  ------------
Raw materials                                         $   267,000  $  1,607,000
Work in process                                           141,000        77,000
Finished goods                                            351,000     1,483,000
                                                       -----------  ------------
                                                      $   759,000  $  3,167,000
                                                       ===========  ============

Cash provided by investing activities totaled $1.0 million in 2005 compared to $10.0 million in 2004. During 2005, the Company had net purchases of investment securities of $863,000 compared net sales of investment securities of $11.1 million during 2004. The proceeds from the sales of investment securities were used to fund the Company's operations.

The Company used cash of $1.2 million for capital expenditures in 2005, compared to $1.0 million in 2004. Capital expenditures include leasehold improvements to leased office space and computer hardware and software, laboratory equipment and furniture and fixtures to support operations.

Cash provided by financing activities totaled $24.3 million in 2005, compared to $12.8 million in 2004. The following is a list of stock issuances during 2005 and 2004.

  In December 2005, the Company raised $10.0 million, before issuance costs of $134,000, from the issuance of convertible notes ("December Notes"), 838,000 shares of common stock and warrants to purchase 1,089,000 shares of Microvision common stock. The December Notes are convertible on demand by the holders into Microvision common stock at a conversion price of $3.94 per share. The note holders may convert all or a portion of their notes. In addition, upon the request of the note holders, the Company is required to redeem the December Notes for cash upon a change of control or an event of default at a redemption price equal to 125% of the then outstanding balance of the notes. The Company has pledged 1,750,000 shares of its Lumera common stock as collateral for the December Notes and the shares have been classified as a "Restricted investment in Lumera" on the Company's consolidated balance sheet.

  The terms of the December Notes include interest at LIBOR plus 3.0% provided that the interest rate shall not be less than 6% or greater than 8% payable quarterly in cash or Microvision common stock if the stock price is greater than $4.06 per share, at the election of the Company, subject to certain additional conditions. Under certain circumstances the interest rate increases to LIBOR plus 6% but not less than 12% or greater than 15%. If the Company chooses to pay interest in Microvision common stock as opposed to cash, the price will be based on 90% of the arithmetic average of the volume weighted average prices for the 20 trading days prior to the payment date. The December Notes are payable in five equal quarterly installments beginning in March 2006. The Company can elect to make the principal payments in common stock in lieu of cash if the stock price is greater than $4.06 per share, subject to certain other conditions. If the Company elects to pay principal in stock the stock will be issued at a 10% discount to the arithmetic average of the volume weighted average prices for the 15 trading days prior to the payment date. Additionally, the Company can elect to convert the December Notes into Microvision common stock if the stock price exceeds $6.90 per share for 20 out of any 30 consecutive trading days, subject to certain conditions.

  The Company concluded that the note holders' right to convert all or a portion of the December Notes into Microvision common stock is an embedded derivative instrument as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). Accordingly, $1.1 million of the cash proceeds were allocated to the embedded derivative instrument, which represents the fair value of the instrument on the date of issuance. The value was determined using the Black Scholes option-pricing model with the following assumptions: expected volatility of 58%; expected dividend yield of 0%; risk free interest rate of 4.01% to 4.39%; and contractual life of four to sixteen months, which corresponds to the principal repayment dates. Due to changes in Microvision's stock price and remaining contractual life, the fair value of the embedded derivative feature decreased to $1,038,000 at December 31, 2005. The change in value of $78,000 was recorded as a non-operating gain and included in Gain on derivative features of note payable in the consolidated statement of operations. As of December 31, 2005 total principal payments of $7.0 million remain under the December Notes.

  The warrants vested on the date of grant, have an exercise price of $3.94 per share of common stock and expire in December 2010. The warrants met the definition of a derivative instrument that must be accounted for as a liability under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because the Company cannot engage in certain corporate transactions affecting the common stock unless it makes a cash payment to the holders of the warrants. Accordingly, $2.2 million of the cash proceeds were allocated to the warrants, which represents the fair value of the warrants on the date of issuance and the amount was recorded as a current liability. Subsequent changes in the fair value of the warrants will be recorded in the statement of operations each period. The warrants were valued using the Black Scholes option-pricing model with the following assumptions: expected volatility of 65%; expected dividend yield of 0%; risk free interest rate of 4.35%; and contractual life of five years.

  The Microvision common stock was valued at the closing price on the date of closing of $3.60 per share. Aggregate proceeds of $3.0 million were allocated to the common stock. The remaining gross proceeds of $3.7 million were allocated to the December Notes.

  In August and September 2005 the Company raised $7.0 million before issuance costs through the sale of 1,333,000 shares of common stock at a price of $5.25 per share and five-year warrants to purchase 310,000 shares of common stock at a price of $6.50 to a holder of the Company's preferred stock and other investors.

  In March 2005, the Company raised $10.0 million, before issuance costs of $423,000, from the issuance of convertible notes ("March Notes") and warrants to purchase an aggregate of 462,000 shares of Microvision common stock. The March Notes are convertible on demand by the holders into Microvision common stock at a conversion price of $6.84 per share of Microvision common stock or Lumera common stock held by the Company at a conversion price of $5.64 per share up to a limit of 1,750,000 shares of Lumera common stock. The right to convert the March Notes into shares of Lumera common stock was removed pursuant to the amendment described below. The note holders may convert all or a portion of their notes. The initial conversion price is subject to adjustment in the event Microvision issues common stock or common stock equivalents at a price per share of common stock below the conversion price of the March Notes. Due to below market issuances of Company's common stock the conversion price of the March Notes at December 31, 2005 was $5.54 per share of common stock. In addition, upon the request of the note holders, the Company is required to redeem the March Notes for cash upon a change of control or an event of default at a redemption price equal to 125% of the then outstanding balance of the March Notes. The Company has pledged 1,750,000 shares of its Lumera common stock as collateral for the March Notes and the December Notes, described above. Those shares have been classified as a "Restricted investment in Lumera" on the Company's consolidated balance sheet.

  The terms of the March Notes include interest at LIBOR plus 3.0% payable quarterly in cash or Microvision common stock, at the election of the Company, subject to certain conditions. However, in no case shall the interest rate be less than 6.0% or greater than 8.0%. If the Company chooses to pay interest in Microvision common stock instead of cash, the price will be based on 92% of the arithmetic average of the volume weighted average prices for the 10 trading days prior to the payment date. The March Notes are payable in six equal quarterly installments beginning in December 2005. The Company can subject to certain conditions, elect to make the principal payments in common stock in lieu of cash. Payment in stock will be issued at a 10% discount to the arithmetic average of the volume weighted average prices for the 15 trading days prior to the payment date. Additionally, the Company can elect to convert the March Notes into Microvision common stock if the stock price exceeds $11.97 per share for 20 out of any 30 consecutive trading days, subject to certain conditions.

  The Company concluded that the note holders' right to convert all or a portion of the March Notes into Microvision or Lumera common stock is an embedded derivative instrument as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). Accordingly, $2,955,000 of the cash proceeds were allocated to the embedded derivative instrument, which represents the fair value of the instrument on the date of issuance. The derivative instrument was valued using the higher of the Microvision or Lumera conversion feature. The value was determined using the Black Scholes option-pricing model with the following assumptions: expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.62%; and contractual life of nine months to two years, which corresponds to the principal repayment dates. Due to changes in Lumera and Microvision's stock price and remaining contractual life, the fair value of the embedded derivative feature decreased to $2,463,000 at July 25, 2005 the date of the extinguishment. The changes in value of a decrease of $492,000 for the year ended December 31, 2005 was recorded as a non-operating gain and included in "Gain on derivative features of note payable" in the consolidated statement of operations. As of December 31, 2005 total principal payments of $7.3 million remain under the March Notes.

  The warrants vested on the date of grant, have an exercise price of $6.84 per common share and expire in March 2010. The initial exercise price is subject to adjustment in the event Microvision issues common stock or common stock equivalents at a price per share of common stock below the exercise price of the warrant. Due to below market issuances of Company's common stock the exercise price of the warrants issued with the March Notes was adjusted to $6.29 as of December 31, 2005. The warrants met the definition of a derivative instrument that must be accounted for as a liability under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because the Company cannot engage in certain corporate transactions affecting the common stock unless it makes a cash payment to the holders of the warrants. Accordingly, $1,651,000 of the cash proceeds were allocated to the warrants, which represents the fair value of the warrants on the date of issuance and the amount was recorded as a current liability. Subsequent changes in the fair value of the warrants will be recorded in the statement of operations each period. The warrants were valued using the Black Scholes option- pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rate of 4.62%; and contractual life of five years. The remaining gross proceeds of $5,394,000 were allocated to the Notes.

  In July 2005, the Company entered into an agreement to amend the March Notes. In connection with the amendment, the Company issued three year warrants to purchase 750,000 shares of Microvision common stock at an exercise price of $6.84 per share. The conversion price of the amended March Notes and exercise price of the warrants are subject to anti-dilution adjustments, subject to conditions. In addition, the price at which the Note holders can convert the March Notes to Microvision common stock was reduced to $5.85 per share, and the price at which the Company can mandatorily convert the March Notes to Microvision common stock was reduced to $10.24. As a result of the amendment, the March Notes are no longer exchangeable into Lumera common stock.

  The Company has concluded that the amendment of the March Notes met the criteria of a debt extinguishment. The Company recorded a non cash charge of $3,313,000 for the change in the fair value of the debt and related consideration. The change in the value was measured as the value of the additional warrants that were issued to the note holders and the change in the price at which the debt could be converted to Microvision common stock. The additional warrants were valued using the Black Scholes option-pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rate of 3.66%; and contractual life of three years. The additional warrants were initially valued at $2,295,000. The change in the conversion feature was valued using the Black Scholes option-pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rates ranging from 3.25% to 3.58% and contractual life equal to the length of the option. The change in the conversion price was valued at $1,018,000.

  The amended conversion feature continued to meet the definition of a derivative under FAS 133 and accordingly has been recorded at fair value and included within long-term liabilities. The carrying amount of the derivative will be adjusted to fair value at each balance sheet date. An adjustment of $2,712,000 was recorded for the period from July 25, 2005 to December 31, 2005.

  In October 2005, the noteholder converted $1.8 million of the March Notes to 310,000 shares of common stock. The value of the embedded derivative feature associated with the converted shares of $439,000 was recorded to additional paid in capital.

  The liability for both the initial warrant and the additional warrant are adjusted to the fair market value of $1,273,000 at December 31, 2005. The combined adjustment during the year ended December 31, 2005 was $2,672,000.

  In September 2004, Microvision raised $10.0 million before issuance costs of $90,000 from the sale of 10,000 shares of convertible preferred stock and a warrant to purchase 361,795 shares of common stock. The preferred stock is convertible on demand by the holder into common stock at a conversion price of $6.91 per share of common stock. The initial conversion price is subject to adjustment in the event Microvision issues common stock or derivative securities at a price per share of common stock below the market price or the conversion price of the preferred stock. Due to below market issuances of Company's common stock the conversion price of the Preferred Stock as of December 31, 2005 was $6.36 per share of common stock. In addition, upon the request of the preferred stockholder, Microvision is required to redeem the preferred stock for cash in certain circumstances, including in the event of a material breach of representations, warranties or covenants under the purchase agreement or a change in control. Accordingly, Microvision has classified the preferred stock as "mandatorily redeemable convertible preferred stock" in its consolidated balance sheet. The preferred stock terms include a dividend of 3.5% per annum, payable quarterly in cash or registered common stock, at the election of the Company, subject to certain conditions. The preferred stock matures on September 10, 2007, at which time it is payable in cash or registered common stock, at the election of the Company, subject to certain conditions. Some of the conditions which would preclude the Company from paying in common stock are not within the Company's immediate control. The Company can elect to convert the preferred stock into common stock if the stock price exceeds $12.09 per share, subject to certain conditions. The warrant vested on the date of grant, has an exercise price of $8.16 per share and expires on September 10, 2009. The initial exercise price is subject to adjustment in the event Microvision issues common stock or derivative securities at a price per share of common stock below the market price or the exercise price of the warrant. Due to below market issuances of Company's common stock the exercise price of the warrants issued with the Preferred Stock was adjusted to $6.40 as of December 31, 2005.

  The net cash proceeds of $9.9 million were allocated to the preferred stock and the warrant based on the relative fair values of the securities. The warrants were valued using the Black Scholes option-pricing model with the following assumptions: expected volatility, 75%, risk free interest rate, 3.4%, and contractual life five years. $1.3 million of the proceeds were allocated to the warrant and were recorded as an increase to additional paid-in capital.

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

The following table lists the Company's contractual obligations (in thousands):

                                                                           December 31,
                                               -----------------------------------------------------------------
                                                 2006       2007       2008       2009       2010     After 2010    Total
                                               ---------  ---------  ---------  ---------  ---------  ----------  ---------
Contractual Obligations:
Open purchase orders *                        $   2,875  $      --  $      --  $      --  $      --  $           $   2,875
Minimum payments under senior secured
  convertable notes including interest           12,202      2,812         --                                       15,014
Minimum payments under capital leases                41         39         33         27         20                    160
Minimum payments under operating leases             741        850        834        837        867        2400      6,529
Minimum payments under research, royalty                                                                                --
 and licensing agreements +                         390        390        215        215        175                  1,385
                                               ---------  ---------  ---------  ---------  ---------  ----------  ---------
    Total                                     $  16,249  $   4,091  $   1,082  $   1,079  $   1,062  $    2,400  $  25,963
                                               =========  =========  =========  =========  =========  ==========  =========

* Open purchase orders represent commitments to purchase inventory, materials, capital equipment and other goods used in the normal course of the Company's business.

+ License and royalty obligations continue through the lives of the underlying patents, which is currently at least 2017.

Microvision's cash balance at December 31, 2005 was $6.9 million. In addition, Microvision raised $10.3 million in January 2006 through the sale of 2.6 million shares of its Lumera common stock to a small group of investors. To the extent required to implement the Microvision's operating plan, Microvision may sell or pledge as collateral, its unpledged shares of Lumera common stock.  As of March 1, 2006, Microvision owns approximately 322,000 shares of Lumera common stock that have not been pledged as collateral for the Company's convertible notes issued as of March 11, 2005 and the notes issued in December 2005. Based on the March 1, 2006 closing price of $4.10, the Lumera shares that have not been pledged as collateral have a market value of approximately $1.2 million.  Based on our current operating plan and budgeted cash requirements, we expect to need additional cash to fund our operations in July 2006. Since we hold a large percentage of Lumera's common stock, if an active market is not sustained, it may be difficult for us to sell our shares of Lumera's common stock at a value sufficient to fund our operating plans.

Microvision may also raise financing through future sales of Microvision preferred or common stock, issuance of debt securities or other borrowings. There can be no assurance that other additional financing will be available to Microvision or that, if available, it will be available on terms acceptable to Microvision on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, Microvision may be required to limit its operations substantially.  This limitation of operations may include reductions in staff and operating costs as well as reductions in capital expenditures and investment in research and development.

Should expenses exceed the amounts budgeted, the Company may require additional capital earlier than July 2006 to further the development of its technology, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties The operating plan also provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by the Company. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can, directly or through arrangements with original equipment manufacturers, introduce products incorporating the scanned beam technology and the market acceptance and competitive position of such products.

New accounting pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all employee share-based awards granted after the effective date to be valued at fair value, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all share-based awards granted on or after January 1, 2006. In addition, companies must recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested employee awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.  The first reporting period where employee share-based compensation will be recognized is March 31, 2006.  Share-based compensation expense in 2006 will be affected by our stock price at the time of grants are awarded, the number and structure of stock-based awards our board of directors may grant during the year, any other actions taken with respect to outstanding options, as well as a number of complex and subjective valuation assumptions. These valuation assumptions include, but are not limited to, the future volatility of our stock price and employee stock option exercise behaviors. The Company is currently evaluating the alternative methods for implementing SFAS No. 123(R) and there is sufficient uncertainty surrounding future share-based compensation actions and valuation estimates that the Company is not in a position to provide a useful estimate of the financial statement impact of SFAS No. 123(R) in 2006 at this time.

In November 2004 the FASB issued SFAS 151 Inventory Cost - an Amendment of ARP No. 43, chapter 4 ("SFAS 151") which provides clarifies accounting for abnormal manufacturing costs. The Company is required to adopt SFAS 151 for years beginning after June 30, 2005. The Company does not believe that adoption of SFAS 151 will have a material impact on its financial statements.

In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"), "Share Based Payment," which expresses the SEC's views on the interaction between SFAS 123R and certain SEC rules and regulations. The Company is currently assessing the guidance in SAB 107 as part of its evaluation of the adoption of SFAS 123R.

Subsequent Events

In January 2006, the Company raised $10,324,000 from the sale of 2,550,000 shares of Lumera common stock. As a result of the sale, the Company will record a "gain on sale of equity subsidiary" of approximately $7.3 million. Subsequent to the sale, the Company owned 2,072,000 shares, or 12%, of the outstanding shares of Lumera common stock. After January 31, 2006, due to the change in ownership percentage, Microvision will account for its investment in Lumera using the cost method.

In January 2006 the Chief Executive Officer's employment was terminated and the Chief Financial Officer resigned. The Company appointed Alexander Y. Tokman to Chief Executive Officer in January 2006.

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

The maturities of cash equivalents and investment securities, available-for-sale, as of December 31, 2005, are as follows:

                                             Amount      Percent
                                          ------------  ---------
Cash                                     $  1,800,000       26.1%
Less than one year                          5,100,000       73.9
                                          ------------  ---------
                                         $  6,900,000      100.0%
                                          ============  =========

All of the Company's development contract payments are made in U.S. dollars. However, in the future the Company may enter into additional development contracts in foreign currencies that may subject the Company to additional foreign exchange rate risk. The Company intends to enter into foreign currency hedges to offset the exposure to currency fluctuations when it can determine the timing and amounts of the foreign currency exposure.

The Company owns 2.1 million shares of Lumera common stock with a market value of $8.5 million based on the closing price of $4.10 per share on March 1, 2006. Lumera's stock price is subject to fluctuation and may decrease, lowering the value of our investment. The Company owns approximately 12% of Lumera's common stock. Since the Company holds a large percentage of Lumera's common stock, if an active market does not develop or is not sustained, it may be difficult to sell the shares of Lumera's common stock at an attractive price or at all. The likelihood of Lumera's success, and the value of the Company's common stock, must be considered in light of the risks frequently encountered by early stage companies, especially those formed to develop and market new technologies. These risks include Lumera's potential inability to establish product sales and marketing capabilities; to establish and maintain markets for their potential products; and to continue to develop and upgrade their technologies to keep pace with changes in technology and the growth of markets using polymer materials. If Lumera is unsuccessful in meeting these challenges, its stock price, and the value of the Company's investment, could decrease.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Microvision, Inc.:

We have completed integrated audits of Microvision's 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Microvision Inc. and its subsidiary at December 31, 2005 and

December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that Microvision, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred losses since inception, including a net loss of $30.3 million for the year ended December 31, 2005 and its accumulated deficit was $215.7 million at December 31, 2005. Additionally, the Company anticipates requiring additional financial resources to fund its operations at least through December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A (b) that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Seattle, Washington
March 15, 2006

Microvision, Inc.

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

                                                                                            December 31,
                                                                                       ----------------------
                                                                                          2005        2004
                                                                                       ----------  ----------
Assets
Current assets
  Cash and cash equivalents                                                           $    6,860  $    1,268
  Accounts receivable, net of allowances of $264 and $193                                  1,380       5,227
  Costs and estimated earnings in excess of billings on uncompleted contracts              1,204         597
  Inventory                                                                                  759       3,167
  Current resricted cash and investments                                                   1,856          --
  Other current assets                                                                     1,512       1,293
                                                                                       ----------  ----------
    Total current assets                                                                  13,571      11,552

  Investment in Lumera                                                                     3,582      10,201
  Property and equipment, net                                                              2,902       2,318
  Restricted investments                                                                   1,000       1,238
  Restricted investment in Lumera                                                          2,184          --
  Other assets                                                                               124         229
                                                                                       ----------  ----------
      Total assets                                                                    $   23,363  $   25,538
                                                                                       ==========  ==========

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Shareholders' (Deficit) Equity
Current liabilities
  Accounts payable                                                                    $    2,328  $    2,624
  Accrued liabilities                                                                      4,513       4,538
  Allowance for estimated contract losses                                                     --          53
  Billings in excess of costs and estimated earnings on uncompleted contracts                 51       3,318
  Liability associated with common stock warrants                                          3,452          --
  Current portion of notes payable                                                         7,896          --
  Current portion of capital lease obligations                                                32          39
  Current portion of long-term debt                                                           22          77
                                                                                       ----------  ----------
    Total current liabilities                                                             18,294      10,649

  Notes payable, net of current portion                                                    1,447          --
  Liability associated with embedded derivative feature                                    1,368          --
  Capital lease obligations, net of current portion                                          105           9
  Long-term debt, net of current portion                                                      --          22
  Deferred rent, net of current portion                                                    1,492          21
                                                                                       ----------  ----------
    Total liabilities                                                                     22,706      10,701
                                                                                       ----------  ----------

Commitments and contingencies (note 14)                                                       --          --
Mandatorily redeemable convertible preferred stock, par value $.001; 25,000 shares authorized; 5 and 10 shares issued and outstanding
(liquidation preference of $5,000 and $10,000)                                             4,166       7,647
                                                                                       ----------  ----------
Shareholders' (Deficit) Equity
  Common stock, par value $.001; 73,000 shares authorized; 25,138 and
  21,509 shares issued and outstanding                                                        25          22
  Additonal paid-in capital                                                              212,993     196,929
  Deferred compensation                                                                      (85)       (305)
  Subscriptions receivable from related parties                                               --        (166)
  Receivables from related parties, net                                                     (792)     (1,823)
  Accumulated deficit                                                                   (215,650)   (187,467)
                                                                                       ----------  ----------
    Total shareholders' (deficit) equity                                                  (3,509)      7,190
                                                                                       ----------  ----------
      Total liabilities, mandatorily redeemable convertible preferred stock
      and shareholders' equity                                                            23,363      25,538
                                                                                       ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

Microvision, Inc.

Consolidated Statements of Operations
(in thousands, except per share amounts)

                                                                                               Years Ended December 31,
                                                                                         ----------------------------------
                                                                                            2005        2004        2003
                                                                                         ----------  ----------  ----------
Contract revenue                                                                        $   11,386  $    8,821  $   13,517
Product revenue                                                                              3,360       2,597       1,135
                                                                                         ----------  ----------  ----------
Total revenue                                                                               14,746      11,418      14,652
                                                                                         ----------  ----------  ----------

Cost of contract revenue                                                                     6,456       5,539       5,988
Cost of product revenue                                                                      8,636       3,868       1,058
                                                                                         ----------  ----------  ----------
Total cost of revenue                                                                       15,092       9,407       7,046
                                                                                         ----------  ----------  ----------
    Gross margin                                                                              (346)      2,011       7,606
                                                                                         ----------  ----------  ----------

Research and development expense (exclusive of non-cash compentsation expense
of $0, $548, and $1,006 for 2005, 2004 and 2003, respectively)                               6,587      14,709      23,316
Sales, marketing, general and administrative expense  (exclusive of non-cash compensation
expense of $429, $1,570 and $1,150 for 2005, 2004 and 2003 respectively)                    19,923      19,228      15,827
Non-cash compensation expense                                                                  429       2,118       2,156
                                                                                         ----------  ----------  ----------
      Total operating expenses                                                              26,939      36,055      41,299
                                                                                         ----------  ----------  ----------
Loss from operations                                                                       (27,285)    (34,044)    (33,693)

Interest income                                                                                263         272         381
Interest expense                                                                            (3,253)       (151)        (51)
Gain on derivative features of notes payable, net                                            5,975          --          --
Loss on debt extinguishment                                                                 (3,313)         --          --
Other income (expense)                                                                         (28)         (1)         75
                                                                                         ----------  ----------  ----------
Loss before minority interests and equity in losses of Lumera                              (27,641)    (33,924)    (33,288)
Minority interests in loss of consolidated subsidiary                                           --       2,438       7,125
Equity in losses of Lumera                                                                  (3,242)     (1,711)         --
Gain on sale of securities of equity subsidiary                                              2,700          --
                                                                                         ----------  ----------  ----------
Net loss                                                                                $  (28,183) $  (33,197) $  (26,163)

Less:  Stated dividend on mandatorily redeemable convertible preferred stock                  (280)       (108)         --
Accretion to par value of preferred stock                                                     (637)       (238)         --
Inducement for conversion of preferred stock                                                (1,184)         --

Net loss available for common shareholders                                              $  (30,284) $  (33,543) $  (26,163)
                                                                                         ==========  ==========  ==========
Net loss per share basic and diluted                                                    $    (1.35) $    (1.56) $    (1.46)
                                                                                         ==========  ==========  ==========
Weighted-average shares outstanding basic and diluted                                       22,498      21,493      17,946
                                                                                         ==========  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

Microvision, Inc.

Consolidated Statements of Madatorily Redeemable Convertable Preferred Stock and Stockholders' Equity
(in thousands)

                                                                                                                            Shareholders' Equity
                                                           Mandatorily     -----------------------------------------------------------------------------------------------------------------------
                                                           redeemable
                                                          convertible                                                       Subscriptions  Receivables   Accumulated
                                                         preferred stock       Common Stock      Additional                  receivable       from          other
                                                       ------------------- -------------------     paid-in      Deferred    from related     related    comprehensive  Accumulated   Shareholders'
                                                        Shares   Par Value  Shares   Par Value     capital     Compensation    parties       parties    (loss) income    defecit        Equity
                                                       --------  --------- --------  ---------  -------------  -----------  -------------  -----------  -------------  ------------  -------------
Balance at December 31, 2002                                --  $      --   15,154  $      --  $     147,058  $    (1,490) $        (166) $        --  $         121  $   (128,107) $      17,416
Issuance of options to board members for services                                                          1           (1)                                                                     --
Issuance of stock, options and warrants to
 non-employees for services                                                      9                       252         (189)                                                                     63
Exercise of warrants and options                                                82                       538                                                                                  538
Sales of common stock                                                        6,204                    32,385                                                                               32,385
Revaluations of warrants and options                                                                      (4)           4                                                                      --
Extension of expiring employee options                                                                   145                                                                                  145
Amortization of deferred compensation                                                                                 830                                                                     830
Reclassification of receivables from related parties                                                                                           (1,823)                                     (1,823)
Establishment of par value of common stock                                                 21            (21)                                                                                  --
Other comprehensive income                                                                                                                                       (96)                         (96)
Net loss                                                                                                                                                                   (26,163)       (26,163)
                                                       --------  --------- --------  ---------  -------------  -----------  -------------  -----------  -------------  ------------  -------------
Balance at December 31, 2003                                --         --   21,449         21        180,354         (846)          (166)      (1,823)            25      (154,270)        23,295
Issuance of options to board members for services                                                         81          (81)                                                                     --
Issuance of stock, options and warrants to
  non-employees for services                                                                             143         (143)                                                                     --
Issuance of Lumera options to Microvision employees                                                      134                                                                                  134
Amortization of deferred compensation                                                                                 765                                                                     765
Exercise of warrants and options                                                60          1            382                                                                                  383
Sales of common stock                                                                                     (8)                                                                                  (8)
Sales of preferred stock and warrants                       10      8,590                              1,281                                                                                1,281
Beneficial conversion feature of mandatorily
  redeemable convertible preferred stock                           (1,181)                             1,181                                                                                1,181
Dividend on preferred stock                                                                             (108)                                                                   --           (108)
Non-cash accretion on mandatorily redeemable
  convertible preferred stock                                         238                               (238)                                                                                (238)
Net change in interest gain on Lumera
  initial public offering                                                                             13,727                                                                               13,727
Other comprehensive income                                                                                                                                       (25)                         (25)
Net loss                                                                                                                                                                   (33,197)       (33,197)
                                                       --------  --------- --------  ---------  -------------  -----------  -------------  -----------  -------------  ------------  -------------
Balance at December 31, 2004                                10      7,647   21,509         22        196,929         (305)          (166)      (1,823)            --      (187,467)         7,190
Issuance of stock, options and warrants to
  non-employees for services                                                     7                        65                                                                                   65
Deferred compensation on stock options                                                                   144         (144)                                                                     --
Amortization of deferred compensation                                                                                 364                                                                     364
Exercise of warrants and options                                                 5         --             20                                                                                   20
Sales of common stock                                                        2,171          2          9,908                                                                                9,910
Conversion of preferred stock                               (5)    (4,539)     855          1          4,538                                                                                4,539
Conversion of senior secured exchageable covertible notes                      310         --          1,837                                                                                1,837
Stock received for subscriptions receivable                                    (28)        --           (169)                        166                                                       (3)
Inducement to preferred shareholders                                                                    (763)                                                                                (763)
Issuance of common stock and change in warrant value to
  preferred shareholders                                                                                 763                                                                                  763
Beneficial conversion feature of mandatorily redeemable
  convertible preferred stock                                         421                               (421)                                                                                (421)
Issuance of common stock for payment on senior
  exchangeable convertible notes                                               258         --            867                                                                                  867
Issuance of common stock for payment of interest
  on senior secured exchangeable convertible notes                              40         --            130                                                                                  130
Issuance of common stock on preferred dividend                                  11         --             62                                                                                   62
Dividend on preferred stock                                                                             (280)                                                                                (280)
Non-cash accretion on mandatorily redeemable
  convertible preferred stock                                         637                               (637)                                                                                (637)
Allowance for doubtful accounts on receivables from related parties                                                                             1,031                                       1,031

Net loss                                                                                                                                                                   (28,183)       (28,183)
                                                       --------  --------- --------  ---------  -------------  -----------  -------------  -----------  -------------  ------------  -------------
Balance at December 31, 2005                                 5  $   4,166   25,138  $      25  $     212,993  $       (85) $          --  $      (792) $          --  $   (215,650) $      (3,509)
                                                       ========  ========= ========  =========  =============  ===========  =============  ===========  =============  ============  =============

The accompanying notes are an integral part of these consolidated financial statements.

Microvision, Inc.

Consolidated Statemetns of Comprehensive Income
(in thousands)

                                                                                               Years Ended December 31,
                                                                                         ----------------------------------
                                                                                            2005        2004        2003
                                                                                         ----------  ----------  ----------
Net loss                                                                                $  (28,183) $  (33,197) $  (26,163)
                                                                                         ----------  ----------  ----------
Other comprehensive loss
    Unrealized loss on investment securities, available-for-sale:
        Unrealized holding loss arising during period                                           --         (25)        (57)
        Less: reclassification adjustment for gains realized in net loss                        --          --         (39)
                                                                                         ----------  ----------  ----------
        Net unrealized loss                                                                     --         (25)        (96)
                                                                                         ----------  ----------  ----------
Comprehensive loss                                                                      $  (28,183) $  (33,222) $  (26,259)
                                                                                         ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

Microvision, Inc.

Consolidated Statement of Cash Flows
(in thousands)

                                                                                              Years Ended December 31,
                                                                                         -------------------------------
                                                                                           2005       2004       2003
                                                                                         ---------  ---------  ---------
Cash flows from operating activities
  Net loss                                                                              $ (28,183) $ (33,197) $ (26,163)
  Adjustments to reconcile net loss to net cash used in operations
    Depreciation                                                                            1,602      2,406      3,113
    Loss (gain) on disposal of fixed assets                                                    --          1        (36)
    Non-cash expenses related to issuance of stock, warrants, and options,
     and amortization of deferred compensation                                                429      2,118      2,156
    Non-cash interest expense, net                                                          2,730         --         --
    Derivative features of notes payable                                                   (2,659)
    Inventory write-downs                                                                   3,732      2,084        500
    Allowance for receivables from related parties                                          1,031         --        200
    Realized gain on sale of investment securities                                             --         --        (39)
    Minority interests in loss of consolidated subsidiary                                      --     (2,438)    (7,125)
    Equity in losses of Lumera                                                              3,242      1,711         --
    Gain on sale of securities of equity subsidiary                                        (2,700)        --
    Loss on debt extinguishment                                                             3,313         --
    Non-cash deferred rent                                                                    (21)       (86)       (85)
    Interest on notes payable                                                                  --        125         --
    Allowance for estimated contract losses                                                   (53)        53         --
  Change in
    Accounts receivable                                                                     3,847     (3,420)      (581)
    Intercompany receivable                                                                    --         38         --
    Costs and estimated earnings in excess of billings on uncompleted contracts              (607)        35        409
    Inventory                                                                              (1,324)    (4,920)       (84)
    Other current assets                                                                       61       (427)       (93)
    Other assets                                                                              340         87         40
    Accounts payable                                                                       (1,050)     2,631        (68)
    Accrued liabilities                                                                      (190)       865        705
    Billings in excess of costs and estimated earnings on uncompleted contracts            (3,267)     3,265       (177)
    Notes payable                                                                              --         --
    Research liability, current and long-term                                                  --     (1,762)       923
                                                                                         ---------  ---------  ---------
      Net cash used in operating activities                                               (19,727)   (30,831)   (26,405)
                                                                                         ---------  ---------  ---------
Cash flows from investing activities
  Sales of investment securities                                                            1,248     12,053      3,249
  Purchases of investment securities                                                       (1,248)    (1,000)    (9,080)
  Sales of restricted investment securities                                                 1,238      1,269      1,356
  Purchases of restricted investment securities                                            (2,101)    (1,238)    (1,269)
  Increase in restricted cash                                                                (755)        --
  Collections of receivables from related parties                                              --         --         20
  Sale of long term investment - Lumera                                                     3,893         --         --
  Purchases of property and equipment                                                      (1,239)    (1,040)    (1,549)
                                                                                         ---------  ---------  ---------
      Net cash provided by used in investing activities                                     1,036     10,044     (7,273)
                                                                                         ---------  ---------  ---------
Cash flows from financing activities
  Principal payments under capital leases                                                     (46)       (63)       (90)
  Proceeds from issuance of short term notes                                                   --      2,300         --
  Principal payments under long-term debt                                                     (77)       (70)       (63)
  Proceeds from inssuance of notes and warrants                                            14,148         --
  Payments on notes payable                                                                (1,000)        --
  Increase in deferred rent                                                                 1,492         --
  Payment of preferred dividend                                                              (173)      (108)        --
  Net proceeds from inssuance of common stock                                               9,939        360         --
  Net proceeds from issuance of preferred stock and warrants                                   --      9,886     32,924
  Net proceeds from sale of subsidiary's equity to minority interests                          --        500      1,735
                                                                                         ---------  ---------  ---------
      Net cash provided by financing activities                                            24,283     12,805     34,506
                                                                                         ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents                                        5,592     (7,982)       828
Cash and cash equivalents at beginning of period                                            1,268     10,700      9,872
Change in cash due to Lumera deconsolidation                                                   --     (1,450)        --
                                                                                         ---------  ---------  ---------
Cash and cash equivalents at end of period                                              $   6,860  $   1,268     10,700
                                                                                         =========  =========  =========

Supplemental disclosure of cash flow information
Cash paid for interest                                                                  $     348  $     151  $      51
                                                                                         =========  =========  =========

Supplemental schedule of non-cash investing and financing activities
Property and equipment acquired under capital leases                                    $     135  $      15  $       8
                                                                                         =========  =========  =========
Other non-cash additions to property and equipment                                      $     812  $      18  $      66
                                                                                         =========  =========  =========
Conversion of preferred stock into common stock                                         $   4,117  $      --  $      --
                                                                                         =========  =========  =========
Deferred compensation - warrants, options and stock grants                              $     209  $      --  $      --
                                                                                         =========  =========  =========
Issuance of common stock for payment of principal and interest on senior
secured exchangeable convertible notes                                                  $     997  $      --  $      --
                                                                                         =========  =========  =========
Issuance of common stock and warrants for services                                      $      --  $      --  $     159
                                                                                         =========  =========  =========

The accompanying notes are an integral part of these financial statements.

1. The Company

The consolidated financial statements include the accounts of Microvision, Inc. ("Microvision"), a Delaware corporation, and Lumera Corporation ("Lumera"), a Delaware corporation, (collectively the "Company"). Prior to July 2004, Lumera was a subsidiary and was consolidated into Microvision. In July 2004, Lumera completed an initial public offering of its common stock and as a result of the change in ownership, ceased to be consolidated and became an equity method investment on Microvision.

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

The accompanying consolidated financial statements have been prepared assuming that the Company continues as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed above.

The Company's current cash resources are sufficient to fund operations through July 2006. The Company plans to raise additional cash before July 2006 through the sale of its common stock, preferred stock or through the issuance of debt. The Company has taken the following actions to reduce its use of cash and improve the operations of the Company:

  Made significant changes to it senior management team including appointing a new Chief Executive Officer.
  Announced a restructuring and realignment plan that targets a 30% reduction in operating loss
  Begun adding members to the Board of Directors with experience that directly supports the Company's business objectives.
  Engaged an investment bank to assist the Company in pursuing financing alternatives.

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

2. Summary of significant accounting policies

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's management has identified the following areas where significant estimates and assumptions have been made in preparing the financial statements: revenue recognition, allowance for uncollectible receivables, management loans, inventory valuation and potential losses from litigation.

Principles of consolidation

The company has historically included both Microvision and Lumera Corporation ("Lumera"), a subsidiary that was consolidated through July 2004. In July 2004, Lumera completed an initial public offering of its common stock.

In connection with the Lumera initial public offering, all Lumera Series A and Series B Preferred Stock was converted into Lumera common stock. Immediately after the offering, Microvision owned 5,434,000 shares, or 33%, of the common stock of Lumera. As a result of the change in ownership percentage, Microvision changed the method of accounting for its investment in Lumera to the equity method and after July 2004 recorded its share of Lumera income or losses. Microvision recorded a non-cash change in ownership interest gain of $13.7 million to stockholders equity as a component of additional paid-in capital during 2004. At December 31, 2004 and 2005, Microvision owned 33% and 28%, respectively, of Lumera's common stock.

Cash, cash equivalents and investment securities

The Company considers all investments that mature within 90 days of the date of purchase to be cash equivalents. At December 31, 2005, all short-term investment securities held by the Company were classified as cash equivalents.

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

Restricted cash and investments

As of December 31, 2005, restricted cash and investments includes:

  $1.0 million irrevocable letter of credit as security on a lease agreement for the corporate headquarters building in Redmond, WA. The required letter of credit balance decreases over the term of the lease, which expires in 2013.
  $754,000 cash received in connection with a lease agreement for the corporate headquarters building in Redmond, WA. The use of the cash is restricted to the terms of the tenant improvement agreement associated with the lease.
  $1.1 million certificates of deposit held as collateral for letters of credit issued in connection with a lease agreement for the former corporate headquarters building in Bothell, WA. The balance is required to be maintained for the remaining term of the lease, which expires in April 2006.
  $1.0 million, 1,750,000 shares of Lumera common stock pledged as collateral for the Company's Notes.

Property and equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (two to five years) using the straight-line method. Leasehold improvements are depreciated over the shorter of estimated useful lives or the lease term.

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

Revenue from product shipments is recognized in accordance with Staff Accounting Bulletin No. 104 "Revenue Recognition." Revenue is recognized when there is sufficient evidence of an arrangement, the selling price is fixed and determinable and collection is reasonably assured. Revenue for product shipments is recognized upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. Provisions are made for warranties at the time revenue is recorded. Warranty expense was not material for any periods presented.

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

The United States government accounted for approximately 35%, 42%, and 49% of total revenue during 2005, 2004 and 2003, respectively. Contracts with three commercial customers represented 38%, 25%, and 35% of total revenues during 2005, 2004, and 2003, respectively. At December 31, 2004, one commercial customer accounted for 65% of the accounts receivable balance. The receivable was paid in full in January 2005. The United States government accounted for approximately 41% and 21% of the accounts receivable balance at December 31, 2005 and 2004, respectively. In 2005, 61% of consolidated revenue was earned from development contracts with two customers. In 2004, 11% of consolidated revenue was earned from a development contract with one customer.

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

Net loss per share

Basic net loss per share is calculated on the basis of the weighted- average number of common shares outstanding during the periods. Net loss per share assuming dilution is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities. Net loss per share assuming dilution for 2005, 2004 and 2003 is equal to basic net loss per share because the effect of dilutive securities outstanding during the periods including options and warrants computed using the treasury stock method, is anti-dilutive. The dilutive securities and convertible securities that were not included in earnings per share were 9,440,000, 6,836,000, and 6,295,000, at December 31, 2005, 2004 and 2003, respectively.

Research and development

Research and development costs are expensed as incurred.

Fair value of financial instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt.  The carrying amount of long-term debt at December 31, 2005 and 2004 was not materially different from the fair value based on rates available for similar types of arrangements.  The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturities.   The convertible notes are not publicly traded and it is no practicable for the Company to estimate the fair value of the convertible notes due to the absence of comparable publicly traded financial instruments.

Long-lived assets

The Company evaluates the recoverability of its long-lived assets when an impairment is indicated based on expected undiscounted cash flows and recognizes impairment of the carrying value of long-lived assets, if any, based on the fair value of such assets.

Stock-based compensation

The Company and Lumera each have stock-based employee compensation plans, which are more fully described in Note 13.

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

Total non-cash stock option expense related to employee and director awards was $94,000, $1,057,000, and $271,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Had compensation cost for employee and director options been determined using the fair values at the grant dates consistent with the methodology prescribed under SFAS 123, the Company's consolidated net loss available to common shareholders and associated net loss per share would have increased to the pro forma amounts indicated below (in thousands):

                                                                          Year Ended December 31,
                                                                     -------------------------------
                                                                       2005       2004       2003
                                                                     ---------  ---------  ---------
Net loss available for common shareholders, as reported             $ (30,284) $ (33,543) $ (26,163)
Add: Stock-based employee compensation expense included in net loss
 available for common shareholders, as reported                            94        339        266
Deduct: Total stock-based employee compensation expense determined
 under fair value based method for all awards                          (1,931)    (5,886)    (8,915)
                                                                     ---------  ---------  ---------
Net loss available for common shareholders, pro forma               $ (32,121) $ (39,090) $ (34,812)
                                                                     =========  =========  =========
Net loss per share As reported                                      $   (1.35) $   (1.56) $   (1.46)
                                                                     =========  =========  =========
  Basic and diluted pro forma                                       $   (1.43) $   (1.82) $   (1.94)
                                                                     =========  =========  =========

New accounting pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all employee share-based awards granted after the effective date to be valued at fair value, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all share-based awards granted on or after January 1, 2006. In addition, companies must recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested employee awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.  The first reporting period where employee share-based compensation will be recognized is March 31, 2006.  Share-based compensation expense in 2006 will be affected by our stock price at the time of grants are awarded, the number and structure of stock-based awards our board of directors may grant during the year, any other actions taken with respect to outstanding options, as well as a number of complex and subjective valuation assumptions. These valuation assumptions include, but are not limited to, the future volatility of our stock price and employee stock option exercise behaviors. The Company is currently evaluating the alternative methods for implementing SFAS No. 123(R) and there is sufficient uncertainty surrounding future share-based compensation actions and valuation estimates that the Company is not in a position to provide a useful estimate of the financial statement impact of SFAS No. 123(R) in 2006 at this time.

In November 2004 the FASB issued SFAS 151 Inventory Cost - an Amendment of ARP No. 43, chapter 4 ("SFAS 151") which provides clarifies accounting for abnormal manufacturing costs. The Company is required to adopt SFAS 151 for years beginning after June 30, 2005. The Company does not believe that adoption of SFAS 151 will have a material impact on its financial statements.

In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"), "Share Based Payment," which expresses the SEC's views on the interaction between SFAS 123R and certain SEC rules and regulations. The Company is currently assessing the guidance in SAB 107 as part of its evaluation of the adoption of SFAS 123R.

3. Long-term contracts

Cost and estimated earnings in excess of billings on uncompleted contracts comprises amounts of revenue recognized on contracts that the Company has not yet billed to customers because the amounts were not contractually billable at December 31, 2005 and 2004. The following table summarizes when the Company will be contractually able to bill the balance as of December 31, 2005 and 2004.

                                                                        Year Ended December 31,
                                                                      --------------------------
                                                                          2005          2004
                                                                      ------------  ------------
Billable within 30 days                                              $    686,000  $    577,000
Billable between 31 and 90 days                                             3,000         2,000
Billable after 90 days                                                    515,000        18,000
                                                                      ------------  ------------
                                                                     $  1,204,000  $    597,000
                                                                      ============  ============

"Billable after 90 days" includes $496,000 of unbilled costs related to work on a development contract that are billable upon the completion of a contractual milestone that the Company plans to complete during the second quarter of 2006.

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

In June 2005, the Company entered into a $4,359,000 contract with General Dynamics C4 Systems to continue the development of a helmet-mounted display for the Air Warrior Block 3 system. General Dynamics is under contract with the U.S. Army's Product Manager -- Air Warrior in Huntsville, Ala., to develop and integrate the Air Warrior Block 3 system. The Microvision helmet-mounted display is being designed as a full-color, see-through, daylight and night- readable, high-resolution display.

In May 2004, Microvision entered into a $3,900,000 contract modification with the U.S. Army's Aviation Applied Technology Directorate to continue work on an advanced helmet mounted display and imaging system to be used in the Virtual Cockpit Optimization Program.

In December 2004, Microvision entered into a $6,200,000 contract with Ethicon Endo-Surgery, Inc. a subsidiary of Johnson & Johnson to integrate Microvision's technology into certain medical products. The contract includes an exclusive license for Microvision's technology for certain human medical applications during the term of the development agreement.

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

The following table summarizes the costs incurred on the Company's revenue contracts:

                                                                      December 31,  December 31,
                                                                          2005          2004
                                                                      ------------  ------------
Costs and estimated earnings incurred on uncompleted contracts       $ 17,325,000  $  6,410,000
Billings on uncompleted contracts                                     (16,172,000)   (9,131,000)
                                                                      ------------  ------------
                                                                     $  1,153,000  $ (2,721,000)
                                                                      ============  ============
Included in accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted
 contracts                                                           $  1,204,000  $    597,000
Billings in excess of costs and estimated earnings on uncompleted
 contracts                                                                (51,000)   (3,318,000)
                                                                      ------------  ------------
                                                                     $  1,153,000  $ (2,721,000)
                                                                      ============  ============

4. Inventory

Inventory consists of the following:

                                                       December 31, December 31,
                                                          2005          2004
                                                       -----------  ------------
Raw materials                                         $   267,000  $  1,607,000
Work in process                                           141,000        77,000
Finished goods                                            351,000     1,483,000
                                                       -----------  ------------
                                                      $   759,000  $  3,167,000
                                                       ===========  ============

The inventory at December 31, 2005 and 2004 consisted of raw materials, work in process and finished goods for Nomad and Flic. Inventory is stated at the lower of cost or market, with cost determined on a weighted average basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, Microvision reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through the normal course of business during the next twelve months. In 2005, 2004 and 2003, Microvision recorded inventory write-downs of $3,732,000, $2,084,000and $500,000 respectively.

5. Accrued liabilities

Accrued liabilities consist of the following:

                                                               December 31,
                                                       -------------------------
                                                          2005          2004
                                                       -----------  ------------
Bonuses                                               $ 1,000,000  $  1,600,000
Payroll and payroll taxes                                 732,000       763,000
Compensated absences                                      497,000       475,000
Taxes other than income taxes                              12,000        43,000
Facility closing cost                                          --       253,000
Professional Fees                                         558,000       371,000
Relocation                                                166,000        90,000
Consultants                                               525,000
Other                                                   1,023,000       943,000
                                                       -----------  ------------
                                                      $ 4,513,000  $  4,538,000
                                                       ===========  ============

6. Property and equipment, net

Property and equipment consists of the following:

                                                               December 31,
                                                       ---------------------------
                                                           2005           2004
                                                       -------------  ------------
Lab and production equipment                          $   2,126,000  $  4,455,000
Leasehold improvements                                    3,990,000     2,165,000
Computer hardware and software                            6,495,000     3,873,000
Office furniture and equipment                            1,124,000     1,057,000
                                                       -------------  ------------
                                                         13,735,000    11,550,000
Less: Accumulated depreciation                          (10,833,000)   (9,232,000)
                                                       -------------  ------------
                                                      $   2,902,000  $  2,318,000
                                                       =============  ============

Depreciation expense was $1,602,000, $2,406,000 and $3,113,000 in 2005, 2004 and 2003 respectively.

7. Receivables from related parties

In 2000, the Board of Directors authorized the Company to provide unsecured lines of credit to each of the Company's three senior officers. The limit of the line of credit is three times the executives' base salary less any amounts outstanding under the Executive Option Exercise Note Plan. In 2002 and 2001, the Board of Directors authorized a $200,000 and $500,000 addition, respectively, to the limit for one senior officer. The lines of credit carry interest rates of 5.4% to 6.2%. The lines of credit must be repaid within one year of the senior officer's termination or within thirty days of demand by the Company in the event of a plan termination, provided that in the event of such a demand the senior officer may elect to deliver a promissory note with a one-year term in lieu of payment. At December 31, 2005 and 2004, a total of $2,723,000 and $2,723,000, respectively, was outstanding under the lines of credit.

In 2005, the Company determined that certain of its senior officers may have insufficient net worth and short-term earnings potential to repay loans outstanding under the Company's lines of credit. In 2003 and 2002, the Company recorded an allowance for doubtful accounts for receivables from senior officers of $200,000 and $700,000, respectively. In January 2006, two senior officers left the Company. Because the lines of credit are unsecured and collection is uncertain, the Company recorded an additional allowance of $1,031,000 in December 2005. The balance of the allowance for doubtful accounts for receivables from senior officers was $1,931,000 and $900,000 at December 31, 2005 and 2004, respectively.

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

In 2000, three executive officers of the Company exercised a total of 128,284 stock options, in exchange for full recourse notes totaling $285,000. These notes bear interest at 4.6% to 6.2% per annum. Each note is payable in full upon the earliest of (1) a fixed date ranging from January 31, 2001 to December 31, 2004 depending on the expiration of the options exercised; (2) the sale of all of the shares acquired with the note; (3) on a pro rata basis upon the partial sale of shares acquired with the note, or (4) within 90 days of the officer's termination of employment. At December 31, 2005 and 2004, a total of $0 and $165,600, respectively, was outstanding under the full recourse notes. The $165,600 plus accrued interest was paid in full in February 2005. The notes are included as subscriptions receivable from related parties in shareholders' equity on the consolidated balance sheet.

The interest on both the lines of credit and the full recourse notes is forgiven if the executive is an employee of the Company at December 31 of the respective year. Compensation expense of $156,000, $163,000 and $163,000 was recognized in 2005, 2004 and 2003, respectively, for interest forgiven.

8. Lumera Subsidiary Equity Transactions

In March 2000, Lumera issued 4,700,000 shares of its Class B common stock to the Company for services provided by the Company to Lumera valued at $94,000. At the same time, Lumera issued 670,000 shares of its Class B common stock to certain Microvision employees for $12,000 in cash.

In January 2001, Lumera issued 802,000 shares of Lumera Class A common stock to the University of Washington ("UW") at a value of $3.75 per share in connection with the research agreement. The valuation of the shares issued to the UW was more than the per share carrying amount of the Company's interest in Lumera. Although the Company's percentage ownership in Lumera was reduced as a result of this transaction, the increased value of Lumera stock on the change in ownership interest resulted in a gain for the Company. The amount of the gain of $3,001,000 resulting from the revaluation of the Company's interest in Lumera was credited to paid-in capital.

In March 2001, Lumera issued 2,400,000 shares of its Series A preferred stock at a price of $10.00 per share. Included in this total were 264,000 shares issued to the Company in repayment of intercompany borrowings.

In October 2002, Lumera paid $200,000 and issued a warrant to purchase 164,000 shares of Lumera Class A Common Stock at an exercise price of $3.65 per share to Arizona Microsystems, Inc. in exchange for a license of certain Arizona Microsystems, Inc. technology. The warrant expires 10 years following the date of grant, and vests 25% on the date of grant and 25% annually from the date of grant. The warrant was valued at the date of grant at $133,000. The total purchase price of $333,000 was recorded as capitalized licensing costs. The fair value of the warrant was estimated using the Black Scholes option pricing model with a stock price of $0.98 per share, dividend yield of zero percent; expected volatility of 100%; risk-free interest rate of 4.0% and expected life of ten years.

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

In August 2003, Lumera issued options to purchase an aggregate of 164,000 shares of its Class A Common Stock to two consultants in connection with entering into certain consulting agreements. Each holder was granted a warrant to purchase up to 82,000 shares of Class A Common Stock at a price of $3.65 per share with a ten year life. In aggregate, 41,000 of the options were vested on the grant date. The remaining 123,000 shares vest one-third on each subsequent annual anniversary of the grant date were subject to remeasurement at each balance sheet date during the vesting period. The deferred compensation and liability related to these options was amortized to non-cash compensation expense over the two year period of service under the agreements. The aggregate value of both options was estimated at $136,000 at the grant date and December 31, 2003. Total non-cash compensation expense was $315,000 for the period from January 1, 2004 through July 2004, and $32,000 for the year ended December 31, 2003. The fair values of the options were estimated at the grant date and December 31, 2003, using the Black Scholes option pricing model with the following weighted-average assumptions: underlying security fair market value of $0.98, dividend yield of zero percent; expected volatility of 100% for both measurement dates; risk-free interest rates of 4.4% and 4.3%; and expected lives of 10 and 9.7 years, respectively.

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

In July 2004, Lumera completed an initial public offering of its common stock. As a result of the offering, Microvision's ownership interest in Lumera was reduced to 33%. As a result of the reduction in ownership, Microvision changed to the equity method of accounting for its investment in Lumera. Microvision recorded a non-cash change in interest gain of $13.7 million during the third quarter. Because of uncertainty surrounding the ultimate realizability of the gain, the gain was recorded as an increase to stockholders' equity as a component of additional paid-in capital. As of December 31, 2005, Microvision owned 4,622,000 shares or 28% of Lumera's common stock.

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

A reconciliation of the changes in ownership interests through Lumera's initial public offering is as follows (in thousands):

                                                  Minority Interests
                                     ---------------------------------
                                       Common     Preferred    Total    Microvision    Total
                                     -----------  ---------  ---------  -----------  ---------
Balance at December 31, 2002        $       308  $   6,915  $   7,223  $      (440) $   6,783
Issuance of preferred stock, net             --      1,735      1,735          868      2,603
Options and warrants                         14         --         14           --         14
Loss allocation for 2003                     --     (7,125)    (7,125)        (958)    (8,083)
                                     -----------  ---------  ---------  -----------  ---------
Balance at December 31, 2003                322      1,525      1,847         (530)     1,317
Issuance of preferred stock, net             --        500        500           --        500
Preferred stock reallocation                 --        413        413         (413)
Options and warrants                        342         --        342                     342
Loss allocation for 2004                            (2,438)    (2,438)      (1,286)    (3,724)
                                     -----------  ---------  ---------  -----------  ---------
Balance at July 2004                $       664  $      --  $     664  $    (2,229) $  (1,565)
                                     ===========  =========  =========  ===========  =========

As a result of the Series B stock issuance, the allocations of Lumera losses changed between Microvision and other minority interests and resulted in an additional $413,000 of losses being allocated to minority interest during 2004, with a resultant change in interest loss allocated to Microvision. In July 2004, Microvision's ownership interest in Lumera was reduced to 33% as a result of Lumera completing an initial public offering of its common stock. As a result of the reduction in ownership, Microvision changed to the equity method of accounting for its investment in Lumera. Microvision recorded a non-cash change in interest gain of $14,138,000 during the third quarter as a result of the change to the equity method. The net change in interest gain for 2004 was $13,727,000. Because of uncertainty surrounding the ultimate realizability of the gain; the gain was recorded as an increase to stockholders' equity as a component of additional paid-in capital.

The following table shows the Lumera balances included in the consolidated balance sheet immediately prior to the change in interest and the reconciliation to the investment account shown at December 31, 2005.

Cash and cash equivalents                                    $     657
Costs and estimated earnings in excess of billings on
   uncompleted contracts                                           117
Other current assets                                             1,077
Property and equipment, net                                      2,369
Other assets                                                        33
Accounts payable                                                  (434)
Accrued liabilities                                             (1,315)
Current portion of research liability                              (78)
Notes payable - current                                         (2,386)
Other long-term liabilities                                       (245)
                                                              ---------
Net Assets                                                        (205)
Less minority interest options and warrants                       (664)
Cumulative losses in excess of investment                       (1,360)
                                                              ---------
                                                                (2,229)
Gain on change in interest                                      14,138
Investment losses from July 2004 to December 31, 2004           (1,708)
                                                              ---------
Investment in Lumera at December 31, 2004                       10,201
Investment losses from January 1, 2005 to December 31, 2005     (3,242)
Sales of Lumera Stock                                           (1,193)
                                                              ---------
Investment in Lumera at December 31, 2005                    $   5,766
                                                              =========

The difference between the amount at which an investment is carried at December 31, 2005 and the amount of underlying equity in net assets of Lumera is a result of equity transaction of Lumera for which Microvision does not recognize any change in interest gains or losses.

9. Long-term Notes

The following table summarizes the activity related to the issuance of convertible notes in 2005:

                                                                                     Embedded     Common       Loss on
                                                                                    derivative  stock and   extinguishment
                                                                Notes    Warrants    feature       APIC         of debt        Total
                                                              ---------  ---------  ----------  ----------  ---------------  ---------
March 10, 2005 issuance                                      $   5,395  $   1,650  $    2,955  $       --  $            --  $  10,000
Debt restructuring at July 25, 2005                                         2,295       1,018                       (3,313)        --
Conversion of debt to common stock at October 11, 2005          (1,398)                  (439)      1,837                          --
December 1, 2005 issuance                                        3,667      2,200       1,116       3,017                      10,000
Principal payments on notes                                       (867)                               867                          --
Discount accretion for the year ended December 31, 2005          2,546                                                          2,546
Changes in market value for the year ended December 31, 2005               (2,693)     (3,282)                                 (5,975)
                                                              ---------  ---------  ----------  ----------  ---------------  ---------
Balances at December 31, 2005                                $   9,343  $   3,452  $    1,368  $    5,721  $        (3,313)
                                                              =========  =========  ==========  ==========  ===============

December Notes

In December 2005, the Company raised $10,000,000, before issuance costs of $134,000, from the issuance of notes ("December Notes"), 838,000 shares of common stock and warrants to purchase an aggregate of 1,089,000 shares of Microvision common stock. The December Notes are convertible on demand by the holders into Microvision common stock at a conversion price of $3.94 per share. The note holders may convert all or a portion of their December Notes. In addition, upon the request of the note holders, the Company is required to redeem the notes for cash upon a change of control or an event of default at a redemption price equal to 125% of the then outstanding balance of the December Notes. The Company has pledged 1,750,000 shares of its Lumera common stock as collateral for the December Notes and the notes issued as of March 2005 ("March Notes") described below. Those shares have been classified as a "Restricted investment in Lumera" on the Company's consolidated balance sheet.

The terms of the December Notes include interest at LIBOR plus 3.0%, provided that the interest rate shall not be less than 6% or greater than 8%payable quarterly in cash or Microvision common stock if the stock price is greater than $4.06 per share, at the election of the Company, subject to certain additional conditions. Under certain circumstances the interest rate increase to LIBOR plus 6% but not less than 12% or greater than 15%. If the Company chooses to pay interest in Microvision common stock as opposed to cash, the price will be based on 90% of the arithmetic average of the volume weighted average prices for the 20 trading days prior to the payment date. The December Notes are payable in five equal quarterly installments beginning in March 2006. The Company can elect to make the principal payments in common stock in lieu of cash if the stock price is greater than $4.06 per share, subject to certain other conditions. If the Company elects to pay principal in stock the stock will be issued at a 10% discount to the arithmetic average of the volume weighted average prices for the 15 trading days prior to the payment date. Additionally, the Company can elect to convert the December Notes into Microvision common stock if the stock price exceeds $6.90 per share for 20 out of any 30 consecutive trading days, subject to certain conditions.

The Company concluded that the note holders' right to convert all or a portion of the December Notes into Microvision common stock is an embedded derivative instrument as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). Accordingly, $1.1 million of the cash proceeds were allocated to the embedded derivative instrument, which represents the fair value of the instrument on the date of issuance. The value was determined using the Black Scholes option-pricing model with the following assumptions: expected volatility of 58%; expected dividend yield of 0%; risk free interest rates ranging from 4.01%to 4.39%; and contractual life of four to sixteen months , which corresponds to the principal repayment dates. Due to changes in Microvision's stock price and remaining contractual life, the fair value of the embedded derivative feature decreased to $1,038,000 at December 31, 2005. The change in value of $78,000 was recorded as a non-operating gain and included in Gain on derivative features of note payable in the consolidated statement of operations. At December 31, 2005 total principal payments of $7.0 million remain under the December Notes.

The warrants issued with the December Notes vested on the date of grant, have an exercise price of $3.94 per share of common stock share and expire in December 2010. The warrants met the definition of a derivative instrument that must be accounted for as a liability under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because the Company cannot engage in certain corporate transactions affecting the common stock unless it makes a cash payment to the holders of the warrants. Accordingly, $2.2 million of the cash proceeds were allocated to the warrants, which represents the fair value of the warrants on the date of issuance and the amount was recorded as a current liability. Subsequent changes in the fair value of the warrants will be recorded in the statement of operations each period. The warrants were valued using the Black Scholes option-pricing model with the following assumptions: expected volatility of 65%; expected dividend yield of 0%; risk free interest rate of 4.35%; and contractual life of five years.

The Microvision common stock was valued at the closing price on the date of closing of $3.60 per share. Aggregate proceeds of $3.0 million were allocated to the common stock. The remaining gross proceeds of $3.7 million were allocated to the notes.

March Notes

In March 2005, the Company raised $10,000,000, before issuance costs of $423,000, from the issuance of convertible March Notes ("March Notes") and warrants to purchase an aggregate of 462,000 shares of Microvision common stock. The March Notes are convertible on demand by the holders into Microvision common stock at a conversion price of $6.84 per share of Microvision common stock or Lumera common stock held by the Company at a conversion price of $5.64 per share up to a limit of 1,750,000 shares of Lumera common stock. The right to convert the March Notes into shares of Lumera common stock was removed pursuant to the amendment described below. The initial conversion price is subject to adjustment in the event Microvision issues common stock or common stock equivalents at a price per share of common stock below the conversion price of the March Notes. Due to below market issuances of Company's common stock the conversion price of the March Notes at December 31, 2005 was $5.54 per share of common stock. In addition, upon the request of the Note holders, the Company is required to redeem the March Notes for cash upon a change of control or an event of default at a redemption price equal to 125% of the then outstanding balance of the March Notes. The Company has pledged 1,750,000 shares of its Lumera common stock as collateral for the March Notes and the December Notes described above. Those shares have been classified as a "Restricted investment in Lumera" on the Company's consolidated balance sheet.

The terms of the March Notes include interest at LIBOR plus 3.0% payable quarterly in cash or Microvision common stock, at the election of the Company, subject to certain conditions. However, in no case shall the interest rate be less than 6.0% or greater than 8.0%. If the Company chooses to pay interest in Microvision common stock as opposed to cash, the price will be based on 92% of the arithmetic average of the volume weighted average prices for the 10 trading days prior to the payment date. The March Notes are payable in six equal quarterly installments beginning in December 2005. The Company can subject to certain conditions, elect to make the principal payments in common stock in lieu of cash. If the Company elects to pay principal in common stock, the Note holders can elect to receive Microvision or Lumera common stock. Payment in stock will be issued at a 10% discount to the arithmetic average of the volume weighted average prices for the 15 trading days prior to the payment date. Additionally, the Company can elect to convert the March Notes into Microvision common stock if the stock price exceeds $11.97 per share for 20 out of any 30 consecutive trading days, subject to certain conditions.

The Company concluded that the note holders' right to convert all or a portion of the March Notes into Microvision or Lumera common stock is an embedded derivative instrument as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). Accordingly, $2,955,000 of the cash proceeds were allocated to the embedded derivative instrument, which represents the fair value of the instrument on the date of issuance. The derivative instrument was valued using the higher of the Microvision or Lumera conversion feature. The value was determined using the Black Scholes option-pricing model with the following assumptions: expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.62%; and contractual life of nine months to two years, which corresponds to the principal repayment dates. Due to changes in Lumera and Microvision's stock price and remaining contractual life, the fair value of the embedded derivative feature decreased to $2,463,000 at July 25, 2005 the date of the deemed extinguishment described below. The decrease in the fair value of $492,000 for the period from issuance to extinguishment was recorded as a non-operating gain and included in "Gain on derivative features of note payable" in the consolidated statement of operations. At December 31, 2005 total principal payments of $7.3 million remain under the March Notes.

The warrants issued with the March Notes vested on the date of grant, have an exercise price of $6.84 per common share and expire in March 2010. The initial exercise price is subject to adjustment in the event Microvision issues common stock or common stock equivalents at a price per share of common stock below the exercise price of the warrant. Due to below market issuances of Company's common stock the exercise price of the warrants issued with the March Notes was adjusted to $6.29 as of December 31, 2005.

The warrants met the definition of a derivative instrument that must be accounted for as a liability under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because the Company cannot engage in certain corporate transactions affecting the common stock unless it makes a cash payment to the holders of the warrants. Accordingly, $1,651,000 of the cash proceeds were allocated to the warrants, which represents the fair value of the warrants on the date of issuance and the amount was recorded as a current liability. Subsequent changes in the fair value of the warrants will be recorded in the statement of operations each period. The warrants were valued using the Black Scholes option-pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rate of 4.62%; and contractual life of five years. The remaining gross proceeds of $5,394,000 were allocated to the Notes.

In July 2005, the Company entered into an agreement to amend the March Notes. In connection with the amendment, the Company issued three year warrants to purchase 750,000 shares of Microvision common stock at an exercise price of $6.84 per share. The conversion price of the amended March Notes and exercise price of the warrants are subject to anti-dilution adjustments, subject to conditions. In addition, the price at which the note holders can convert the March Notes to Microvision common stock was reduced to $5.85 per share, and the price at which the Company can mandatorily convert the March Notes to Microvision common stock was reduced to $10.24. The note holders may convert all or a portion of their March Notes. As a result of the amendment, the March Notes are no longer exchangeable into Lumera common stock.

The Company has concluded that the amendment of the Notes met the criteria of a debt extinguishment. The Company recorded a charge of $3,313,000 for the change in the fair value of the debt and related consideration between the original and the amended March Notes. The change in the value was measured as the value of the additional warrants that were issued to the note holders and the change in the price at which the debt could be converted to Microvision common stock. The additional warrants were valued using the Black Scholes option-pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rate of 3.66%; and contractual life of three years. The additional warrants were initially valued at $2,295,000. The change in the conversion feature was valued using the Black Scholes option-pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rates ranging from 3.25% to 3.58% and contractual life equal to the length of the option. The change in the conversion price was valued at $1,018,000.

The amended conversion feature continued to meet the definition of a derivative under FAS 133 and accordingly has been recorded at fair value and included within long-term liabilities. The carrying amount of the derivative will be adjusted to fair value at each balance sheet date. An adjustment of in fair value $2,712,000 was recorded for the period from July 25, 2005 to December 31, 2005.

In October 2005, the noteholder converted $1.8 million of the March Notes to 310,000 shares of common stock. The value of the embedded derivative feature associated with the converted shares of $439,000 was recorded to additional paid in capital.

The liability for both the initial warrant and the additional warrant are adjusted to the fair market value of $1,273,000 at December 31, 2005. The combined adjustment during the year ended December 31, 2005 was $2,672,000.

10. Convertible Preferred Stock

In August 2005, the holder of the Company's preferred stock agreed to convert 5,000 shares of the Company's preferred stock into 734,000 shares of common stock. As an inducement to convert the preferred stock the Company issued 124,000 shares of its common stock to the preferred stock holder and adjusted the exercise price from $8.16 to $6.84 per share for the existing warrants to purchase 362,000 shares of common stock issued in connection with the original sale of the Company's preferred stock. The value of the common shares issued of $701,000, the change in the value of the warrants of $62,000 and the amount of unamortized beneficial conversion feature on the preferred stock of $421,000 was recorded as an inducement to convert the preferred stock and charged to common shareholders in 2005.

In September 2004, Microvision raised $10,000,000 before issuance costs of $90,000 from the sale of 10,000 shares of convertible preferred stock and a warrant to purchase 362,000 shares of common stock. The preferred stock is convertible on demand by the holder into common stock at a conversion price of $6.91 per share of common stock. The initial conversion price is subject to adjustment in the event Microvision issues common stock or derivative securities at a price per share of common stock below the market price or the conversion price of the preferred stock. Due to below market issuances of Company's common stock the conversion price of the Preferred Stock as of December 31, 2005 was $6.36 per share of common stock.

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

The preferred stock terms include a dividend of 3.5% per annum, payable quarterly in cash or registered common stock, at the election of the Company, subject to certain conditions. The preferred stock matures on September 10, 2007, at which time it is payable in cash or registered common stock, at the election of the Company, subject to certain conditions. Some of the conditions which would preclude the Company from paying in common stock are not within the Company's immediate control. The Company can elect to convert the preferred stock into common stock if the stock price exceeds $12.09 per share, subject to certain conditions. The warrant was vested on the date of grant, has an exercise price of $8.16 per share and expires on September 10, 2009. The initial exercise price is subject to adjustment in the event Microvision issues common stock or derivative securities at a price per share of common stock below the market price or the exercise price of the warrant. Due to below market issuances of Company's common stock the exercise price of the warrants issued with the Preferred Stock was adjusted to $6.40 as of December 31, 2005.

The net cash proceeds of $9,910,000 were allocated to the preferred stock and the warrant based on the relative fair values of the securities. The warrants were valued using the Black Scholes option-pricing model with the following assumptions: expected volatility of 75%, risk free interest rate of 3.4%, and contractual life of five years. Proceeds of $1.3 million were allocated to the warrant and were recorded as an increase to additional paid-in capital.

Subsequent to the relative fair value allocation, the effective conversion price of the convertible preferred stock was less than the closing price of Microvision's common stock on the date of commitment to purchase the preferred stock resulting in the recognition of a beneficial conversion feature in accordance with Emerging Issues Task Force No 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments.". This beneficial conversion feature was measured as $1,181,000 which represents the difference between the fair value of the common stock and the effective conversion price. This beneficial conversion feature was recorded to additional paid-in capital and will be recorded as a deemed dividend to preferred stockholders (accretion) over the stated life of the preferred stock which is three years. During 2005, the Company recorded $280,000 in dividends on the preferred stock and $303,000 in accretion of the beneficial conversion feature of the preferred stock.

11. Common stock

In August and September 2005, the Company raised $7,000,000, before issuance costs, through the sale of 1,333,000 shares of common stock at a price of $5.25 per share and five-year fully exercisable warrants to purchase 301,000 shares of common stock at an exercise price of $6.50 per share to a holder of the Company's preferred stock and other investors. The holder of the Company's preferred stock also agreed to convert 5,000 shares of the Company's preferred stock into 734,000 shares of common stock. (See Note 10).

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

12. Warrants

In September 2003, the Company issued two warrants to purchase an aggregate of 70,000 shares of common stock to a third party in exchange for services provided to the Company. One warrant grants the holder the right to purchase up to 60,000 shares of common stock at a price of $7.50 per share. The warrant vests in three equal tranches on the date of grant, in December 2003, and March 2004. The other warrant grants the holder the right to purchase up to 10,000 shares at a price of $12.00 per share and vests in March 2004. The unvested warrants were subject to remeasurement at each balance sheet date until vested. The deferred compensation related to these warrants was being amortized to non- cash compensation expense over the fourteen month service period of the agreement. Non-cash amortization expense related to these warrants was $140,000 and $192,000 for 2004 and 2003 respectively. The total value of the warrants was estimated on December 31, 2003 and the grant date at $318,000 and $328,000, respectively. The fair values of the warrants were estimated on the date of grant and December 31, 2003, using the Black Scholes option-pricing model with the following weighted-average assumptions: expected volatilities of 83%, risk- free interest rates of 2.7% and dividend yields of zero percent. The contractual lives used at the measurement dates above were 4 years and 3.9 years, respectively.

In August 2000, the Company issued warrants to purchase an aggregate of 200,000 shares of common stock to two consultants in connection with entering into certain consulting agreements with the Company. One of the consultants subsequently became a director. The warrants grant each of the holders the right to purchase up to 100,000 shares of common stock at a price of $34.00 per share. The warrants to purchase an aggregate of 150,000 shares vested over three years and were subject to remeasurement at each balance sheet date during the vesting period. The remaining warrants to purchase an aggregate of 50,000 shares had a measurement date at the time of grant. The deferred compensation related to these warrants is being amortized to non-cash compensation expense over the five-year period of service under the agreements. The total original value of both warrants were estimated at $5,476,000.

On June 7, 2003, the warrants became fully vested and the value of both warrants was fixed. Total non-cash amortization expense was $270,000, $447,000, and $595,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The fair values of the warrants were estimated at June 7, 2003 and December 31, 2002 using the Black Scholes option-pricing model with the following weighted- average assumptions: dividend yield of zero percent, and expected volatility of 83% for all measurement dates; risk-free interest rates of 4.0%, and 5.0% and expected lives of 7.4 and 8.1 years.

The following summarizes activity with respect to Microvision common stock warrants during the three years ended December 31, 2005:

                                           Warrants to   Weighted-
                                             purchase     average
                                              common     excercise
                                              Shares       price
                                           ------------  ---------
Outstanding at December 31, 2002               975,000  $   18.10
Granted:
Exercise price greater than fair value         539,000       6.60
Exercise price less than fair value             60,000       7.50
Exercised                                           --         --
Canceled/expired                                    --         --
                                           ------------
Outstanding at December 31, 2003             1,574,000      13.76
Granted:
Exercise price greater than fair value         362,000       8.16
Exercised                                      (22,000)      6.50
Canceled/expired                              (196,000)     18.41
                                           ------------
Outstanding at December 31, 2004             1,718,000      12.14
Granted:
Exercise price greater than fair value       2,602,000       5.59
Exercise price equal to fair value               7,000       5.32
Exercised                                           --         --
Canceled/expired                              (207,000)     25.14
                                           ------------
Outstanding at December 31, 2005             4,120,000  $    6.99
                                           ============
Exercisable at December 31, 2005             4,120,000  $    6.99
                                           ============

The following table summarizes information about the weighted-average fair value of Microvision common stock warrants granted:

                                                                          Year Ended December 31,
                                                             -------------------------------------
                                                                2005         2004         2003
                                                             -----------  -----------  -----------
Exercise price greater than fair value                      $      2.74  $      4.07  $      1.69
Exercise price equal to fair value                                 3.24
Exercise price less than fair value                                  --                      4.10

The following table summarizes information about Microvision common stock warrants outstanding and exercisable at December 31, 2005:

                                      Warrants outstanding and exercisable
                                     ---------------------------------
                                       Number     Weighted
                                     outstanding   average   Weighted
                                         at       remaining   average
                                     December 31, contractualexcercise
Range of exercise prices                2005        life       price
-----------------------------------  -----------  ---------  ---------
                                                (years)
$3.94                                 1,090,000       4.92  $    3.94
$4.80-$5.32                             241,000       1.64       4.81
$6.10-$6.29                           1,513,000       3.47       6.25
$6.40-$6.56                           1,006,000       2.65       6.47
$7.50-$12.00                             70,000       1.70       8.14
$34.00                                  200,000       4.61      34.00
                                     -----------
$3.94-$34.00                          4,120,000
                                     ===========

The fair value of the Microvision common stock warrants granted was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: dividend yield of zero percent for all years; expected volatility of 70%, 75% and 83%; risk-free interest rates of 4.2%, 3.4%, and 2.1% and expected lives of 4, 5 and 3 years, respectively.

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

In June 2005, shareholders approved an amendment to the Director Option Plan, increasing the number of shares reserved for the plan by 400,000, to 900,000 shares.

In June 2004, the Company granted its independent directors options to purchase an aggregate of 90,000 shares of common stock at an exercise price of $8.35. The exercise price of the options was less than the fair market value of the shares at the date of grant. The Company recorded $81,000 of deferred compensation expense related to these options in June 2004. The deferred compensation was amortized to non cash compensation expense over the one-year vesting period of the grants. Deferred compensation expense of $35,000 and $46,000 was recorded in 2005 and 2004, respectively.

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

The following table summarizes activity with respect to Microvision common stock options for the three years ended December 31, 2005:

                                                         Weighted-
                                                          average
                                                         excercise
                                              Shares       price
                                           ------------  ---------
Outstanding at December 31, 2002             3,076,000  $   16.03

Granted:
  Exercise price greater than fair value     1,935,000       7.15
  Exercise price equal to fair value           378,000       6.76
  Exercise price less than fair value          197,000       6.93
  Exercised                                    (82,000)      6.60
  Forfeited                                   (783,000)     10.06
                                           ------------
Outstanding at December 31, 2003             4,721,000      12.43

Granted:
  Exercise price greater than fair value       177,000       7.55
  Exercise price equal to fair value           487,000       6.76
  Exercise price less than fair value           90,000       8.35
  Exercised                                    (38,000)      6.25
  Forfeited                                   (319,000)     12.03
                                           ------------
Outstanding at December 31, 2004             5,118,000      11.72

Granted:
  Exercise price greater than fair value            --         --
  Exercise price equal to fair value           274,000       5.34
  Exercise price less than fair value          300,000       5.32
  Exercised                                     (5,000)      4.03
  Forfeited                                   (367,000)     10.99
                                           ------------
Outstanding at December 31, 2005             5,320,000  $   11.09
                                           ============
Exercisable at December 31, 2005             4,515,000  $   11.90
                                           ============

The following table summarizes information about the weighted-average fair value of Microvision common stock options granted:

                                                                    Year Ended December 31,
                                                             -------------------------------------
                                                                2005         2004         2003
                                                             -----------  -----------  -----------
Exercise price greater than fair value                      $        --  $      3.19  $      3.19
Exercise price equal to fair value                                 3.21         3.33         4.26
Exercise price less than fair value                                3.66         4.58         2.69

The following table summarizes information about Microvision common stock options outstanding and exercisable at December 31, 2005:

                                            Options outstanding          Options exercisable
                                     ---------------------------------  ----------------------
                                                  Weighted
                                       Number      average   Weighted     Number     Weighted
                                     outstanding aremaining   average   excercisable  average
                                     December 31, contractualexcercise  December 31, excercise
Range of exercise prices                2005        life       price       2005        price
-----------------------------------  -----------  ---------  ---------  -----------  ---------
                                                (years)
$3.25-$5.32                             558,000       9.05  $    5.09      133,000  $    4.89
$5.33-6.99                              549,000       7.70       6.13      474,000       6.18
$7.00-7.07                            1,582,000       7.46       7.00    1,574,000       7.00
$7.19-10.00                             561,000       7.14       7.82      354,000       7.91
$10.20-14.94                            565,000       5.69      11.58      475,000      11.66
$15.00-15.16                            874,000       5.81      15.00      874,000      15.00
$15.63-60.75                            631,000       4.72      27.99      631,000      27.99
                                     -----------                        -----------
$3.25-$60.75                          5,320,000                          4,515,000
                                     ===========                        ===========

Fair Value Disclosures

The fair values of Microvision common stock options granted were estimated on the date of each grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003, respectively: dividend yield of zero percent for all years; expected volatility of 70%, 76% and 83%; risk free interest rates of 4.0%, 3.0%, and 2.2%; and expected lives of 5, 3 and 3 years. Actual forfeitures of 7.2%, 6.8% and 25.4% were used for the years ended December 31, 2005, 2004, and 2003 respectively. Excluding shares cancelled under the voluntary extension for grants with terms less than ten years, the actual forfeiture rate for 2003 was 16.3%.

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

The Company entered into a 90 month facility lease that commenced in February 2006. The lease includes extension and rent escalation provisions over the 90 month term of the lease. Rent expense will be recognized on a straight-line basis over the lease term.

Future minimum rental commitments under capital and operating leases for years ending December 31 are as follows:

                                                     Capital       Operating
                                                     leases         leases
                                                  -------------  -------------
2006                                             $      41,000  $     741,000
2007                                                    39,000        850,000
2008                                                    33,000        834,000
2009                                                    27,000        837,000
2010                                                    20,000        867,000
Thereafter                                                  --      2,400,000
                                                  -------------  -------------
Total minimum lease payments                           160,000  $   6,529,000
                                                                 =============
Less: Amount representing interest                     (23,000)
                                                  -------------
Present value of capital lease obligations             137,000
Less: Current portion                                  (32,000)
                                                  -------------
Long-term obligation at December 31, 2005        $     105,000
                                                  =============

Operating lease commitments amounts do not include the impact of contractual sublease receipts of $79,000 for the year ended December 31, 2006.

The capital leases are collateralized by the related assets financed and by security deposits held by the lessors under the lease agreements. The cost and accumulated depreciation of equipment under capital leases was $1,309,000, and $1,140,000, respectively at December 31, 2005 and $1,175,000 and $1,053,000, respectively, at December 31, 2004.

Net rent expense was $1,435,000, $1,689,000, and $2,302,000 for 2005, 2004 and 2003, respectively. Rent expense in 2003 includes $540,000 for the closure of the Company's facility in San Mateo, California. Sub- lease income of $575,000, $363,000 and $226,000 for 2005, 2004, and 2003 respectively was included as a reduction in rent expense.

Long-term debt

During 1999, the Company entered into a loan agreement with the lessor of the Company's corporate headquarters to finance $420,000 in tenant improvements. The loan carries a fixed interest rate of 10% per annum, is repayable over the initial term of the lease, which expires in 2006, and is secured by a letter of credit. The balance of the loan was $22,000 and $99,000 at December 31, 2005 and 2004 respectively.

15. Income taxes

A provision for income taxes has not been recorded for 2005, 2004 or 2003 due to valuation allowances placed against the net operating losses and deferred tax assets arising during such periods. A valuation allowance has been recorded for all deferred tax assets because based on the Company's history of losses since inception, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets.

At December 31, 2005, Microvision has net operating loss carry forwards of approximately $191 million, for federal income tax reporting purposes. In addition, Microvision has research and development tax credits of $2,559,000. The net operating loss carry forwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2008 to 2025 if not previously utilized. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carry-forwards. The Company has determined that such a change occurred during 1995 and the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $761,000. An additional change occurred in 1996; and the limitation for losses generated in 1996 is approximately $1,600,000.

Deferred tax assets are summarized as follows:

                                                          December 31,
                                                  ----------------------------
                                                      2005           2004
                                                  -------------  -------------
Net operating loss carry forwards Microvision    $  65,006,000  $  57,112,000
R&D credit carry forwards Microvision                2,559,000      2,218,000
Other                                                3,463,000      4,642,000
                                                  -------------  -------------
                                                    71,028,000     63,972,000
Less: Valuation allowance                          (71,028,000)   (63,972,000)
                                                  -------------  -------------
Deferred tax assets                              $          --  $          --
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

In February 2000, the Board of Directors approved a plan amendment to match 50% of employee contributions to the Plan up to 6% of the employee's per pay period compensation, starting on April 1, 2000. During 2005, 2004 and 2003, the Company contributed $321,000, $337,000 and $392,000 respectively, to the Plan under the matching program.

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

Since 2000, Microvision has held an investment in Lumera. From inception to July 2004, Lumera was a consolidated subsidiary and treated as a separate segment within Microvision. Subsequent to July 2004, Lumera became an equity method investment. Since July 2004, Microvision has operated as one segment.

At December 31, 2005 and 2004, Lumera was a significant unconsolidated equity investment of Microvision. For 2005 Lumera revenue was $1,509,000, Gross profit was $587,000, Loss from operations was $11,108,000 and Net loss was $10,453,000 For the period that Lumera was an unconsolidated investment in 2004 (July 2004 through December 31, 2004) Lumera revenue was $303,000, Gross profit was $85,000, Loss from operations was $5,205,000 and Net loss was $5,199,000. At December 31, 2005 Lumera had Current assets of $22,384,000, Noncurrent assets of $1,322,000, Current liabilities of $1,552,000 and Shareholders equity of $22,154,000 At December 31, 2004 Lumera had Current assets of $19,623,000, Noncurrent assets of $13,263,000, Current liabilities of $1,493,000 and Shareholders equity of $31,393,000.

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

18. Quarterly Financial Information (Unaudited)

The following table presents the Company's unaudited quarterly financial information for the years ending December 31, 2005 and 2004:

                                                       Year Ended December 31, 2005
                                        ----------------------------------------------------------
                                        December 31,   September 30,    June 30,       March 31,
                                        -------------  -------------  -------------  -------------
Revenue                                $   2,709,000  $   3,330,000  $   4,725,000  $   3,982,000
Gross Margin                              (1,756,000)      (434,000)       840,000      1,004,000
Net loss available for common shareholde  (5,566,000)   (12,571,000)    (4,968,000)    (7,179,000)
Net loss per share basic and diluted           (0.23)         (0.56)         (0.23)         (0.33)

                                                       Year Ended December 31, 2004
                                        ----------------------------------------------------------
                                        December 31,   September 30,    June 30,       March 31,
                                        -------------  -------------  -------------  -------------
Revenue                                $   3,317,000  $   2,729,000  $   2,398,000  $   2,974,000
Gross Margin                                  76,000        263,000        568,000      1,104,000
Net loss                                  (8,247,000)   (10,094,000)    (8,512,000)    (6,690,000)
Net loss per share basic and diluted           (0.38)         (0.47)         (0.40)         (0.31)

19. Subsequent Event

In January 2006, the Company raised $10,324,000 from the sale of 2,550,000 shares of Lumera common stock. As a result of the sale, the Company will record a "gain on sale of equity subsidiary" of approximately $7.3 million. Subsequent to the sale, the Company owned 2,072,000 shares, or 12%, of the outstanding shares of Lumera common stock. After January 31, 2006, due to the change in ownership percentage, Microvision will account for its investment in Lumera using the cost method.

In January 2006 the Chief Executive Officer's employment was terminated and the Chief Financial Officer resigned. The Company appointed Alexander Y. Tokman to Chief Executive Officer in January 2006.

MICROVISION, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

                                                                                Additions
                                                                       ------------------------
                                                          Balance at   Charges to   Charges to                  Balance at
                                                         beginning of   costs and      other                      end of
                      Description                        fiscal period  expenses     accounts     Deductions   fiscal period
-------------------------------------------------------  ------------  -----------  -----------  ------------  -------------
    Year Ended December 31, 2003
        Allowance for receivables from related parties  $        700  $       200  $        --  $         --  $         900
        Tax valuation allowance                               52,059           --       11,454            --         63,513

    Year Ended December 31, 2004
        Allowance for receivables from related parties           900           --           --            --            900
        Tax valuation allowance                               63,513           --       11,015       (10,556)        63,972

    Year Ended December 31, 2005
        Allowance for receivables from related parties           900        1,031           --            --          1,931
        Tax valuation allowance                               63,972           --        7,056            --         71,028

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants in accounting or financial disclosure matters during the Company's fiscal years ended December 31, 2005 and 2004.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Chief Executive Officer and the Principal Financial Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act") prior to the filing of this annual report. Based on that evaluation, they concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were, in design and operation is effective and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

(b) Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal controls over financial reporting. There have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2005 which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the headings "Proposal One -Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Audit Committee Report" in the Microvision, Inc., definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the next Annual Meeting of Shareholders to be held on June 15, 2006(the "Proxy Statement") is incorporated herein by reference. See Item 4A in Part I of this report for information regarding executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The information under the heading "Executive Compensation and Other Matters" in our Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants and the remaining shares available for future issuance as of December 31, 2005.

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
Plan Category                                                    (a)                   (b)                      (c)
-------------------------------------------------------  --------------------  --------------------  -------------------------
Equity compensation plans approved by shareholders                 4,982,000  $              10.79                  3,131,000
Equity compensation plans not approved by shareholders               615,000                 20.53                         --
                                                         --------------------                        -------------------------
    Total                                                          5,597,000  $              11.86                  3,131,000
                                                         ====================                        =========================

As of December 31, 2005, there were non-plan options to purchase a total of 338,000 shares of Microvision common stock outstanding. 329,000 of these were options approved by the Board of Directors and issued in October 2001, with exercise prices in excess of the fair value of Microvision common stock on the date of grant. The October 2001 options have a $15.00 exercise price and vested 25% on the grant date and 25% at six-month intervals thereafter. The remaining 9,000 non-plan options were granted at fair values on the dates of grant and vest 25% at each annual anniversary date of the grants.

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

In August 2000, the Company issued two non-plan warrants to purchase an aggregate of 200,000 shares of Microvision common stock to two consultants in connection with entering into certain consulting agreements with the Company. Subsequently, one of the consultants was elected to the Board of Directors by shareholders. The warrants were fully outstanding as of December 31, 2005. The warrants have an exercise price of $34.00 per share and are exercisable prior to their expiration in August 2010. As of the date of grant, all but 25,000 of the underlying shares of common stock issuable to each consultant upon exercise of the warrants were subject to lock-up restrictions that prevent the holder from transferring such shares. The number of shares subject to the lock-up restrictions is reduced by 25,000 for each consultant on each June 7 subsequent to the grant date. Rather than issue shares of common stock upon exercise of the warrants, the Company may elect to redeem the warrants if, in the opinion of the Board of Directors upon advice of counsel, it would be unlawful to issue the underlying securities. The warrants are transferable upon prior written approval of the Company. The Company cannot unreasonably withhold such approval with respect to transfers of warrants to purchase at least 10,000 shares that are not subject to the lock-up restrictions. If the Company terminates the consulting agreement due to the consultant's failure to provide consulting services during the first three years of the agreement, the consultant must return to the Company a pro-rata portion of the 75,000 warrants initially subject to the lock-up restrictions based on the number of calendar days remaining in the initial three year period. The number, class and price of securities for which the warrants may be exercised are subject to adjustment for certain changes in the Company's capital structure. The number of securities and exercise price per share will be proportionately adjusted if outstanding shares of the Company's common stock are divided into a greater number of shares or combined into a smaller number of shares, or a stock dividend is paid on the common stock. In the event of a change in the common stock from a merger, consolidation, reclassification, reorganization, partial or complete liquidation, or other change in the capital structure of the Company, the Company will, as a condition of the change in capital structure, make provision for the warrant holder to receive upon the exercise of the warrants the kind and amount of shares of stock, other securities or property to which the holder would have been entitled if, immediately prior to the change in capital structure, the warrant holder had held the number of shares of common stock obtainable upon the exercise of the warrants, and the exercise price will be proportionately adjusted.

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

In July 2005, Microvision issued a warrant to purchase 6,925 shares of common stock to a third party for services. The warrant is immediately exercisable, has an exercise price of $5.32 per share, and expires in July 2010. The number and price of securities for which the warrant may be exercised are subject to adjustment for certain changes in the Company's capital structure. Where the outstanding shares of common stock are divided into a greater number of shares, combined into a smaller number of shares, or a stock dividend is paid on the common stock, the exercise price per share shall be proportionately adjusted by the ratio of common shares outstanding immediately before and after the transaction. In the event of a change in the common stock from a reorganization, reclassification, consolidation, or merger, the holder will be entitled to receive, upon the exercise of the warrants, the same amount and kind of securities, cash or property to which the holder would have been entitled if, immediately prior to the change in capital structure, the warrant holder had held the number of shares of common stock obtainable upon the exercise of the warrants.

The other information required by this item is incorporated by reference in the Proxy Statement under the heading "Information about Microvision Common Stock Ownership."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading "Certain Relationships and Related Transactions" in our Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading "Independent Accountants" in our Proxy Statement is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of the report

1. Financial Statements

Balance Sheets as of December 31, 2005 and 2004

Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Statements of Shareholders' Equity for the years ended

December 31, 2005, 2004 and 2003

Statements of Comprehensive Loss for the years ended

December 31, 2005, 2004 and 2003

Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Valuation and Qualified Accounts and Reserves for the years ended December 31, 2005, 2004 and 2003

2. None

(b) Exhibits

3.1	Certificate of Incorporation of Microvision, Inc. (2)
3.2	Bylaws of Microvision, Inc. (2)
3.3	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of Microvision, Inc.(14)
4.1	Form of Specimen Stock Certificate for Common Stock.(2)
4.2	Form of Indenture.(6)
4.3	Form of Warrant issued on July 22, 2002.(10)
4.4	Form of Warrant issued on March 5, 2003.(9)
4.5	Registration Rights Agreement dated as of September 9, 2004 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (14)
4.6	Warrant No. 76 to Purchase Common Stock of Microvision, Inc. issued September 10, 2004 to Satellite Strategic Finance Associates, LLC. (14)
4.7	Form of Warrant issued under the Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (15)
4.8

Registration Rights Agreement executed in connection with the Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (15)

4.9

Form of Amended and Restated Note issued as of March 11, 2005 under the Master Amendment Agreement dated July 25, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto.(18)

4.10

Form of Warrant issued as of July 25, 2005 under the Master Amendment Agreement dated as of July 25, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (18)

4.11	Registration Rights Agreement dated as of August 8, 2005 by and between Microvision, Inc., Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd.. (20)
4.12	Warrant No. 86 to Purchase Common Stock of Microvision, Inc. issued August 9, 2005 to Satellite Strategic Finance Partners, Ltd. (20)
4.13	Warrant No. 87 to Purchase Common Stock of Microvision, Inc. issued August 9, 2005 to Satellite Strategic Finance Associates, LLC. (20)
4.14	Warrant No. 88 to Purchase Common Stock of Microvision, Inc. issued August 31, 2005 to Omicron Master Trust (21)
4.15

Form of Note issued as of December 1, 2005 under the Securities and Purchase Agreement dated as of December 1, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto.(22)

4.16	Form of Warrant issued under the Securities Purchase Agreement dated as of December 1, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (22)
4.17

Form of Amended and Restated Pledge and Security Agreement executed in connection with the Securities Purchase Agreement dated as of December 1, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (22)

10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993.(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993.(1)+
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993.(1)+
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994.(9)
10.5	1993 Stock Option Plan.(1)*
10.6	1996 Stock Option Plan, as amended.(8)*
10.7	Independent Director Stock Option Plan, as amended.(8)*
10.8	Form of Executive Option Exercise Loan Plan.(3)*
10.9	Lease Agreement between S/I Northcreek II, LLC and Microvision, Inc., dated October 27, 1998.(13)
10.9.1	Lease Amendment No 1 to Lease between S/I Northcreek II, LLC and Microvision, Inc. dated July 12, 1999.(5)
10.9.2	Lease Amendment No 2 to Lease between S/I Northcreek II, LLC and Microvision, Inc. dated February 14, 2000.(5)
10.10	Form of Consulting Agreement between Microvision, Inc. and Avram Miller and Jacqueline Brandwynne dated August 10, 2000.(4)
10.11	Form of Common Stock Purchase Warrant issued to Avram Miller and Jacqueline Brandwynne dated August 10, 2000.(4)
10.12	Executive Loan Plan and Related Form of Note.(7)*
10.13	Form of Stock Purchase Agreement dated March 22, 2002.(11)
10.14	Form of Stock Purchase Agreement dated July 22, 2002.(10)
10.15	Form of Securities Purchase Agreement dated as of March 3, 2003.(9)
10.16	Form of the Option Agreement for options granted outside of the Plans.(12)
10.17	Securities Purchase Agreement dated as of September 9, 2004 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (14)
10.18	License and Development Agreement dated as of December 30, 2004 by and between Microvision, Inc. and Ethicon Endo-Surgery, Inc. (16)+
10.19	Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (15)
10.20	Employment Agreement between Microvision, Inc. and Alexander Y. Tokman dated July 18, 2005.(17)
10.21	Master Amendment Agreement dated July 25, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (18)
10.22	Lease Agreement between Carramerica Reality Operating Partnership, L.P. and Microvision, Inc., dated July 15, 2005.(19)
10.23	Securities Purchase Agreement dated as of August 8, 2005 by and between Microvision, Inc., Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd. (20)
10.24	Conversion and Modification Agreement dated as of August 8, 2005 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (20)
10.25	Securities Purchase Agreement dated as of August 31, 2005 by and between Microvision, Inc. and Omicron Master Trust. (21)
10.26	Securities Purchase Agreement dated as of December 1, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (22)
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney pursuant to which this report may be filed.
31.1	Chief Executive Officer certification pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Chief Executive Officer certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2

Principal Financial Officer certification pursuant to Rule 13a- 14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

_______________

(1) Incorporated by reference to the Company's Form SB-2 Registration Statement, Registration No. 333-05276-LA.

(2) Incorporated by reference to the Company's Post-Effective Amendment to Form S-3 Registration Statement, Registration No. 333-102244.

(3) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended June 30, 1998, available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 under the Company's Commission File Number, 0-21221.

(4) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2000, available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 under the Company's Commission File Number, 0-21221.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 under the Company's Commission File Number, 0-21221.

(6) Incorporated by reference to the Registration Statement on Form S-3, Registration No. 333-69652.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 under the Company's Commission File Number, 0-21221.

(8) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2002.

(9) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 5, 2003.

(10) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 23, 2002.

(11) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 26, 2002.

(12) Incorporated by reference to the Company's Schedule TO file on November 1, 2002.

(13) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended September 30, 1998, available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 under the Company's Commission File Number, 0-21221.

(14) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 10, 2004.

(15) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 14, 2005.

(16) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

(17) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 7, 2005.

(18) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 29, 2005.

(19) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2005.

(20) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 10, 2005.

(21) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 2, 2005.

(22) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 1, 2005.

(23) Incorporated by reference to the Company's Current Report on Form 8-K\A filed on December 2, 2005.

+ Subject to confidential treatment.

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.

Date: March 16, 2006	By	Alexander Tokman Alexander Tokman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 16, 2006.

Signature	Title
/s/ Alexander Tokman Alexander Tokman	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Stephen R. Willey Stephen R. Willey	President and Director
/s/ Jeff Wilson Jeff Wilson	Principal Financial Officer
/s/ Richard A. Cowell Richard A. Cowell	Director
Slade Gorton	Director
Marc Onetto	Director
Richard F. Rutkowski	Director
/s/ Dennis J. Reimer Dennis J. Reimer	Director

EXHIBIT INDEX

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

3.1	Certificate of Incorporation of Microvision, Inc. (2)
3.2	Bylaws of Microvision, Inc. (2)
3.3	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of Microvision, Inc.(14)
4.1	Form of Specimen Stock Certificate for Common Stock.(2)
4.2	Form of Indenture.(6)
4.3	Form of Warrant issued on July 22, 2002.(10)
4.4	Form of Warrant issued on March 5, 2003.(9)
4.5	Registration Rights Agreement dated as of September 9, 2004 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (14)
4.6	Warrant No. 76 to Purchase Common Stock of Microvision, Inc. issued September 10, 2004 to Satellite Strategic Finance Associates, LLC. (14)
4.7	Form of Warrant issued under the Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (15)
4.8

Registration Rights Agreement executed in connection with the Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (15)

4.9

Form of Amended and Restated Note issued as of March 11, 2005 under the Master Amendment Agreement dated July 25, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto.(18)

4.10

Form of Warrant issued as of July 25, 2005 under the Master Amendment Agreement dated as of July 25, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (18)

4.11	Registration Rights Agreement dated as of August 8, 2005 by and between Microvision, Inc., Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd.. (20)
4.12	Warrant No. 86 to Purchase Common Stock of Microvision, Inc. issued August 9, 2005 to Satellite Strategic Finance Partners, Ltd. (20)
4.13	Warrant No. 87 to Purchase Common Stock of Microvision, Inc. issued August 9, 2005 to Satellite Strategic Finance Associates, LLC. (20)
4.14	Warrant No. 88 to Purchase Common Stock of Microvision, Inc. issued August 31, 2005 to Omicron Master Trust (21)
4.15

Form of Note issued as of December 1, 2005 under the Securities and Purchase Agreement dated as of December 1, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto.(22)

4.16	Form of Warrant issued under the Securities Purchase Agreement dated as of December 1, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (22)
4.17

Form of Amended and Restated Pledge and Security Agreement executed in connection with the Securities Purchase Agreement dated as of December 1, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (22)

10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993.(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993.(1)+
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993.(1)+
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994.(9)
10.5	1993 Stock Option Plan.(1)*
10.6	1996 Stock Option Plan, as amended.(8)*
10.7	Independent Director Stock Option Plan, as amended.(8)*
10.8	Form of Executive Option Exercise Loan Plan.(3)*
10.9	Lease Agreement between S/I Northcreek II, LLC and Microvision, Inc., dated October 27, 1998.(13)
10.9.1	Lease Amendment No 1 to Lease between S/I Northcreek II, LLC and Microvision, Inc. dated July 12, 1999.(5)
10.9.2	Lease Amendment No 2 to Lease between S/I Northcreek II, LLC and Microvision, Inc. dated February 14, 2000.(5)
10.10	Form of Consulting Agreement between Microvision, Inc. and Avram Miller and Jacqueline Brandwynne dated August 10, 2000.(4)
10.11	Form of Common Stock Purchase Warrant issued to Avram Miller and Jacqueline Brandwynne dated August 10, 2000.(4)
10.12	Executive Loan Plan and Related Form of Note.(7)*
10.13	Form of Stock Purchase Agreement dated March 22, 2002.(11)
10.14	Form of Stock Purchase Agreement dated July 22, 2002.(10)
10.15	Form of Securities Purchase Agreement dated as of March 3, 2003.(9)
10.16	Form of the Option Agreement for options granted outside of the Plans.(12)
10.17	Securities Purchase Agreement dated as of September 9, 2004 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (14)
10.18	License and Development Agreement dated as of December 30, 2004 by and between Microvision, Inc. and Ethicon Endo-Surgery, Inc. (16)+
10.19	Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (15)
10.20	Employment Agreement between Microvision, Inc. and Alexander Y. Tokman dated July 18, 2005.(17)
10.21	Master Amendment Agreement dated July 25, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (18)
10.22	Lease Agreement between Carramerica Reality Operating Partnership, L.P. and Microvision, Inc., dated July 15, 2005.(19)
10.23	Securities Purchase Agreement dated as of August 8, 2005 by and between Microvision, Inc., Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd. (20)
10.24	Conversion and Modification Agreement dated as of August 8, 2005 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (20)
10.25	Securities Purchase Agreement dated as of August 31, 2005 by and between Microvision, Inc. and Omicron Master Trust. (21)
10.26	Securities Purchase Agreement dated as of December 1, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (22)
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney pursuant to which this report may be filed.
31.1	Chief Executive Officer certification pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Chief Executive Officer certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2

Principal Financial Officer certification pursuant to Rule 13a- 14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

_______________

(1) Incorporated by reference to the Company's Form SB-2 Registration Statement, Registration No. 333-05276-LA.

(2) Incorporated by reference to the Company's Post-Effective Amendment to Form S-3 Registration Statement, Registration No. 333-102244.

(3) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended June 30, 1998, available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 under the Company's Commission File Number, 0-21221.

(4) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2000, available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 under the Company's Commission File Number, 0-21221.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 under the Company's Commission File Number, 0-21221.

(6) Incorporated by reference to the Registration Statement on Form S-3, Registration No. 333-69652.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 under the Company's Commission File Number, 0-21221.

(8) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2002.

(9) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 5, 2003.

(10) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 23, 2002.

(11) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 26, 2002.

(12) Incorporated by reference to the Company's Schedule TO file on November 1, 2002.

(13) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended September 30, 1998, available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 under the Company's Commission File Number, 0-21221.

(14) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 10, 2004.

(15) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 14, 2005.

(16) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

(17) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 7, 2005.

(18) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 29, 2005.

(19) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2005.

(20) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 10, 2005.

(21) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 2, 2005.

(22) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 1, 2005.

(23) Incorporated by reference to the Company's Current Report on Form 8-K\A filed on December 2, 2005.

+ Subject to confidential treatment.

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.