Form 10-K/A
period 2005-12-31
MICROVISION INC
filed 2006-03-31
CIK 65770

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

Amendment No. 1
Explanatory Note

As required by Rule 3-09(b) of Regulation S-X, Microvision, Inc. ("the Company") is filing this Form 10-K/A to amend Item 15, Exhibits and Financial Statement Schedule, to include the audited financial statements of Lumera Corporation as of December 31, 2005 and for the years ended December 31, 2005, December 31, 2004, and December 31, 2003. The Company had a 28% equity interest in Lumera Corporation. Item 15 is also being amended to include reference to the Lumera Corporation financial statements, financial statement schedule and the related report of the entity's independent registered public accounting firm, and to file the consent of the independent registered public accounting firm related to their opinion contained in this filing and certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the text of the amended item (Item 15) is set forth entirety in the attached pages hereto.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of the report

1. Financial Statements

Microvision Financial Statements

Balance Sheets as of December 31, 2005 and 2004, as previously filed on the original Form 10-K

Statements of Operations for the years ended December 31, 2005, 2004 and 2003, as previously filed on the original Form 10-K

Statements of Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003, as previously filed on the original Form 10-K

Statements of Comprehensive Loss for the years ended December 31, 2005, 2004 and 2003, as previously filed on the original Form 10-K

Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003, as previously filed on the original Form 10-K

Valuation and Qualified Accounts and Reserves for the years ended December 31, 2005, 2004 and 2003, as previously filed on the original Form 10-K

Lumera Financial Statements

Balance Sheets as of December 31, 2005 and 2004

Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Statements of Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003

Statements of Comprehensive Loss for the years ended December 31, 2005, 2004 and 2003

Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2005, 2004 and 2003

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

10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993.(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993.(1)+
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993.(1)+
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994.(9)
10.5	1993 Stock Option Plan.(1)*
10.6	1996 Stock Option Plan, as amended.(8)*
10.7	Independent Director Stock Option Plan, as amended.(8)*
10.8	Form of Executive Option Exercise Loan Plan.(3)*
10.9	Lease Agreement between S/I Northcreek II, LLC and Microvision, Inc., dated October 27, 1998.(13)
10.9.1	Lease Amendment No 1 to Lease between S/I Northcreek II, LLC and Microvision, Inc. dated July 12, 1999.(5)
10.9.2	Lease Amendment No 2 to Lease between S/I Northcreek II, LLC and Microvision, Inc. dated February 14, 2000.(5)
10.10	Form of Consulting Agreement between Microvision, Inc. and Avram Miller and Jacqueline Brandwynne dated August 10, 2000.(4)
10.11	Form of Common Stock Purchase Warrant issued to Avram Miller and Jacqueline Brandwynne dated August 10, 2000.(4)
10.12	Executive Loan Plan and Related Form of Note.(7)*
10.13	Form of Stock Purchase Agreement dated March 22, 2002.(11)
10.14	Form of Stock Purchase Agreement dated July 22, 2002.(10)
10.15	Form of Securities Purchase Agreement dated as of March 3, 2003.(9)
10.16	Form of the Option Agreement for options granted outside of the Plans.(12)
10.17	Securities Purchase Agreement dated as of September 9, 2004 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (14)
10.18	License and Development Agreement dated as of December 30, 2004 by and between Microvision, Inc. and Ethicon Endo-Surgery, Inc. (16)+
10.19	Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (15)
10.20	Employment Agreement between Microvision, Inc. and Alexander Y. Tokman dated July 18, 2005.(17)
10.21	Master Amendment Agreement dated July 25, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (18)
10.22	Lease Agreement between Carramerica Reality Operating Partnership, L.P. and Microvision, Inc., dated July 15, 2005.(19)
10.23	Securities Purchase Agreement dated as of August 8, 2005 by and between Microvision, Inc., Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd. (20)
10.24	Conversion and Modification Agreement dated as of August 8, 2005 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (20)
10.25	Securities Purchase Agreement dated as of August 31, 2005 by and between Microvision, Inc. and Omicron Master Trust. (21)
10.26	Securities Purchase Agreement dated as of December 1, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (22)
23	Consent of Independent Registered Public Accounting Firm, as previously filed on the original Form 10-K
23.1	Consent of Independent Registered Public Accounting Firm, as filed with the amended Form 10-K/A
31.1	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Chief Executive Officer certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2

Principal Financial Officer certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

(6) #9; Incorporated by reference to the Registration Statement on Form S-3, Registration No. 333-69652.

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

(20) #9; Incorporated by reference to the Company's Current Report on Form 8-K filed on August 10, 2005.

(21) #9; Incorporated by reference to the Company's Current Report on Form 8-K filed on September 2, 2005.

(22) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 1, 2005.

(23) #9; Incorporated by reference to the Company's Current Report on Form 8-K/A filed on December 2, 2005.

+ Subject to confidential treatment.

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.

(c) Lumera financial statements

LUMERA CORPORATION

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Financial Statements

Balance Sheets
Statements of Operations
Statements of Changes in Mandatorily Redeemable Convertible Preferred Stock and Shareholder's Equity (Deficit)
Statements of Comprehensive Loss
Statements of Cash Flows

Notes to Financial Statements

Supplemental Schedule

Schedule II - Valuation and Qualifying Accounts and Reserves

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors
and Shareholders of
Lumera Corporation:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Lumera Corporation at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Prior to July 28, 2004, the Company was a subsidiary of Microvision, Inc. As discussed in Note 3, the Company had extensive transactions and relationships with that entity for each of the three years ended December 31, 2005

/s/ PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

March 16, 2006

LUMERA CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2005	2004

Assets
Current Assets
Cash and cash equivalents	$4,885,000	$3,505,000
Investment securities, available-for-sale, current	16,871,000	15,460,000
Accounts receivable	—	32,000
Costs and estimated earnings in excess of billings on
uncompleted contracts	77,000	3,000
Other current assets	551,000	623,000
Total current assets	22,384,000	19,623,000

Investment securities, available-for-sale, long-term	—	11,216,000
Property and equipment, net	1,276,000	2,047,000
Other assets	46,000	—
TOTAL ASSETS	$23,706,000	$32,886,000

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITES
Accounts payable	$493,000	$416,000
Current portion of research liability	—	101,000
Accrued liabilities	1,059,000	976,000
Total current liabilities	1,552,000	1,493,000

Total liabilities	1,552,000	1,493,000

COMMITMENTS AND CONTINGENCIES (Note 10)	—	—

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 120,000,000 shares authorized; 16,748,116 shares issued and outstanding at December 31, 2005, and 16,546,430 shares issued and outstanding at December 31, 2004	17,000	16,000
Additional Paid-in Capital	71,070,000	70,435,000
Deferred stock-based compensation	(215,000)	(666,000)
Accumulated other comprehensive gain (loss)	(18,000)	(145,000)
Accumulated deficit	(48,700,000)	(38,247,000)
Total shareholders' equity (deficit)	22,154,000	31,393,000
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$23,706,000	$32,886,000

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2005	2004	2003

Revenue	$1,509,000	$989,000	$1,725,000
Cost of revenue	922,000	651,000	1,014,000
GROSS PROFIT	587,000	338,000	711,000

Research and development expense	6,540,000	4,561,000	7,602,000
Marketing, general and administrative expense	5,155,000	4,588,000	1,270,000
Total operating expenses	11,695,000	9,149,000	8,872,000

Loss from operations	(11,108,000)	(8,811,000)	(8,161,000)

Interest income	655,000	237,000	39,000
Interest expense		(349,000)
Realized gain on sale of investment securities	-	-	39,000
Net loss	(10,453,000)	(8,923,000)	(8,083,000)

Deemed dividend upon issuance of mandatorily redeemable convertible preferred stock	-	(500,000)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(10,453,000)	$(9,423,000)	$(8,083,000)

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.63)	$(0.89)	$(1.31)

WEIGHTED-AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	16,607,653	10,613,606	6,172,400

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)

	Mandatorily Redeemable Convertible Preferred Stock		Common Stock		Paid-in Capital	Common Stock - A		Common Stock - B		Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Activity	Shares	$	Shares	$	$	Shares	$	Shares	$	$	$	$	$

Balance at December 31, 2002	2,400,000	24,603,000				802,414	3,325,000	5,370,000	105,000	(8,000)	59,000	(21,241,000)	(17,760,000)

Issuance of mandatorily redeemable convertible preferred stock for cash, net of issuance costs of $67,000	1,335,000	2,603,000					—			—			—

Issuance of options for services							36,000			(36,000)			—

Amortization of deferred compensation										13,000			13,000

Other comprehensive income											(59,000)		(59,000)

Net Loss												(8,083,000)	(8,083,000)
Balance at December 31, 2003	3,735,000	27,206,000				802,414	3,361,000	5,370,000	105,000	(31,000)	—	(29,324,000)	(25,889,000)

Issuance of mandatorily redeemable convertible preferred stock and related beneficial conversion feature	250,000						500,000						500,000

Deemed dividend related to beneficial conversion feature		500,000					(500,000)						(500,000)

Issuance of Common Stock, net of offering costs of $1,995,000			6,000,000	$6,000	$36,730,000								36,736,000

Conversion of mandatorily redeemable convertible preferred stock and Common B to Common Stock	(3,985,000)	(27,706,000)	10,484,745	10,000	31,162,000	(802,414)	(3,361,000)	(5,370,000)	(105,000)				27,706,000

Deferred Compensation related to options issued					2,032,000					(2,032,000)			—

Issuance of options for services					571,000								571,000

Deemed dividend to Microvision related to options issued to Microvision employee					(272,000)								(272,000)

Value of warrants issued in connction with convertible notes					301,000								301,000

Reversal of deferred compensation expense for cancelled options					(112,000)					112,000			0

Exercise of Warrants			38,935										—

Exercises of options			22,750		23,000								23,000

Amortization of deferred compensation										1,285,000			1,285,000

Other comprehensive income							—				(145,000)		(145,000)

Net Loss												(8,923,000)	(8,923,000)
Balance at December 31, 2004	0	0	16,546,430	16,000	70,435,000	—	—	—	—	(666,000)	(145,000)	(38,247,000)	31,393,000

Issuance of options for services					236,000								236,000

Reversal of deferred compensation expense for cancelled options					(37,000)					37,000			0

Exercises of options			201,686	1,000	436,000								437,000

Amortization of deferred compensation										414,000			414,000

Other comprehensive income							—				127,000		127,000

Net Loss												(10,453,000)	(10,453,000)
Balance at December 31, 2005	—	$—	16,748,116	$17,000	$71,070,000	—	$—	—	$—	$(215,000)	$(18,000)	$(48,700,000)	$22,154,000

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2005	2004	2003

Net loss	$(10,453,000)	$(8,923,000)	$(8,083,000)
Other comprehensive income (loss) -
Unrealized gain (loss) on investment
securities, available-for-sale:
Unrealized holding gains (losses)
arising during period	127,000	(145,000)	(20,000)
Less: Reclassification adjustment for
gains realized in net loss	—	—	(39,000)
Net unrealized gain (loss)	127,000	(145,000)	(59,000)
Comprehensive loss	$(10,326,000)	$(9,068,000)	$(8,142,000)

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004	2003

Cash flows from operating activities
Net loss	$(10,453,000)	$(8,923,000)	$(8,083,000)
Adjustments to reconcile net loss to
net cash used in operations
Depreciation	1,297,000	1,198,000	1,185,000
Noncash expenses related to issuance of stock,
options and amortization of deferred compensation	469,000	1,985,000	1,041,000
Amortization on investments	254,000
Realized gain on sale of investment securities	—	—	(39,000)
Interest on Notes Payable	—	301,000	(39,000)
Change in
Accounts receivable	32,000	119,000	(68,000)
Costs and estimated earnings in excess of billings
on uncompleted contracts	(74,000)	163,000	(18,000)
Other current assets	72,000	(568,000)	57,000
Other assets	(46,000)	100,000	100,000
Accounts payable	77,000	29,000	51,000
Payable to related party	—	(42,000)	31,000
Accrued liabilities	264,000	142,000	136,000
Research liability	(101,000)	(1,847,000)	923,000
Net cash used in operating activities	(8,209,000)	(7,343,000)	(4,684,000)

Cash flows from investing activities
Sales of investment securities	—	—	2,409,000
Purchases of investment securities	(16,122,000)	(29,821,000)	—
Maturities of investment securities	25,800,000	3,000,000
Purchases of property and equipment	(526,000)	(378,000)	(455,000)
Net cash provided by (used in) investing activities	9,152,000	(27,199,000)	1,954,000

Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	2,300,000	—
Principal payments on convertible notes	—	(2,300,000)	—
Net proceeds from issuance of common stock	—	36,964,000	—
Net proceeds from the exercise of stock options	437,000	23,000
redeemable convertible preferred stock	—	500,000	2,603,000
Net cash provided by financing activities	437,000	37,487,000	2,603,000

Net (decrease) increase in cash and cash equivalents	1,380,000	2,945,000	(127,000)
Cash and cash equivalents at beginning of period	3,505,000	560,000	687,000

Cash and cash equivalents at end of period	$4,885,000	$3,505,000	$560,000

Value assigned to warrants issued in connection with convertible note	$—	$301,000	$—
Unrealized gain (loss) in investment securities, available-for-sale	$127,000	$(145,000)	$—
Accrued offering costs included in accounts payable	$—	$228,000	$—
Accrued liability for non-cash stock compensation	$84,000	$266,000	$—
Interest Paid	$—	$44,000	$—
Deemed dividend upon issuance of options to Microvision Employee	$—	$272,000	$—

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Lumera Corporation (the “Company” or “Lumera”) was incorporated in Washington State in early 2000 and reincorporated in Delaware in 2004, and was established to develop, manufacture and market devices using proprietary polymer materials. Until December 31, 2003, we were considered to be in the development stage. In early 2004, we commercialized the devices for potential wireless networking and optical networking applications and had largely completed financial planning, establishing sources of supply, acquiring plant and equipment and recruiting personnel. Therefore, we were considered to have exited the development stage in 2004. On July 28, 2004 when we completed its initial public offering (“IPO”) of 6.0 million shares of common stock at an offering price of $6.95 per share, raising proceeds of $38.7 million before expenses. We were a majority owned subsidiary of Microvision, Inc. (“Microvision”) until our IPO (see Note 3).

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have identified revenue recognition and accounting for research payments under the University of Washington agreements as areas where significant estimates and assumptions have been made in preparing the financial statements. We also evaluate the requirement for allowances for uncollectible receivables, and the valuation allowances for deferred income tax assets.

Cash and Cash Equivalents - We consider all highly liquid investment securities with remaining maturities, at the date of purchase, of three months or less to be cash equivalents. Management determines the appropriate classification of investment securities at the time of purchase and evaluates such designation as of each balance sheet date. We have classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in shareholders equity (deficit) as a component of other comprehensive income (loss), unless the loss is deemed to be other-than-temporary, in which case it is recognized immediately as an expense. We estimate the fair value of our investment securities using readily available market information. Dividend and interest income are recognized when earned. Realized gains and losses are included in interest income or expense. The cost of securities is based on the specific identification method.

Concentration of Credit Risk - Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and investments. We have a cash investment policy that generally restricts investments to ensure preservation of principal and maintenance of liquidity. We typically do not require collateral from our customers. We make a provision for doubtful accounts when required. To date, we have not experienced any bad debts.

Revenue Recognition - Revenue has primarily been generated from research and development cost reimbursement contracts for the United States government. Revenue on such contracts is recorded using the percentage-of-completion method measured on a cost-incurred basis. Changes in contract performance, contract conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when realization is assured.

Losses, if any, are recognized in full as soon as identified. Losses occur when the estimated direct and indirect costs to complete the contract exceed the unrecognized revenue on the contract. We evaluate the reserve for contract losses on a contract-by-contract basis. No losses have been incurred on any contracts to date.

The following table summarizes our contract revenue activity from our inception through December 31, 2005:

	Wideband polymer modulator		Polymer-based linear modulator		Electro-optic organic polymer		Polymer-based milimeter wave detection		Other
	Award	Revenue	Award	Revenue	Award	Revenue	Award	Revenue	Award	Revenue

2001	$1,623,000	$821,000
2002	1,031,000	885,000			$149,000	$61,000
2003	950,000	1,118,000	$497,000	$95,000	400,000	488,000			$24,000	$24,000
2004	1,114,000	780,000		192,000
2005	1,000,000	1,161,000		210,000			$411,000	$41,000	21,000	21,000
	$5,718,000	$4,765,000	$497,000	$497,000	$549,000	$549,000	$411,000	$41,000	$45,000	$45,000

All of our current and prior contracts with the government have been or are cost plus fixed fee type contracts. Under the terms of a cost plus fixed fee contract, the United States government pays us for actual direct and indirect costs incurred in performing the contracted services. We are under no obligation to spend more than the contract value to complete the contracted services. In addition, completion of the contracted services is generally on a best efforts basis. If the services are not completed, the government has the option to negotiate a follow-on contract to complete the services or to not pursue the services further with us. Contract deliveries consist of monthly financial reports, periodic technical reports and any devices if they have been successfully fabricated. There are no contractual provisions for repayments of any amounts disbursed to date under these contracts. The United States government accounted for 95% of revenues in 2005 and 99% of revenues in 2004 and 2003. Certain contracts awarded in one period may be partly performed in the next period.

Cost and estimated earnings in excess of billings on uncompleted contracts comprises amounts of revenue recognized on contracts that we have not yet billed to a customer because the amounts were not contractually billable at the balance sheet date. We were contractually able to bill 89% and 100% of the balance at December 31, 2005 and 2004, respectively, within 30 days of the respective year end.

Property and Equipment - Property and equipment is stated at cost. Depreciation is computed over the estimated useful lives of the assets (two to five years) using the straight-line method. Leasehold improvements are depreciated over the shorter of estimated useful lives or the initial lease term.

A summary of property and equipment at December 31 follows:

	2005	2004
Computer equipment	$644,000	$491,000
Furniture and office equipment	20,000	20,000
Lab equipment	3,513,000	3,244,000
Leasehold improvements	2,831,000	2,727,000
	$7,008,000	$6,482,000
Less: Accumulated depreciation	(5,732,000)	(4,435,000)
	$1,276,000	$2,047,000

Depreciation expense was $1,297,000, $1,198,000 and $1,185,000 for December 31, 2005, 2004 and 2003, respectively.

Valuation of Long-Lived Assets - We review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset, or group of assets. Generally, fair value will be determined using valuation techniques such as present value of expected future cash flows.

Research and Development - Research and development costs are expensed as incurred. As described in Note 10, we issued shares of common stock in connection with a research agreement. The value of these shares is amortized over the period of the research agreement.

Fair Value of Financial Instruments - Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, accounts payable, and accrued liabilities. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Income Taxes - We have filed a separate tax return since inception. We follow the liability method of accounting for income taxes. This liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Stock Based Compensation - We have a stock-based employee compensation plan, which is described further in Note 7. We account for stock-based employee compensation arrangements on the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related amendments and interpretations. We comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which requires fair value recognition for employee stock-based compensation. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18.

Total non-cash stock option expense related to employee and director awards was $384,000, $1,285,000 and $6,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Had compensation cost for employee options been determined using the fair values at the grant dates, consistent with the methodology prescribed under SFAS No. 123, our net loss available to common shareholders and associated net loss per share would have increased to the pro forma amounts indicated below:

	For the year ended December 31,
	2005	2004	2003
Net loss available to common shareholders, as reported	$(10,453,000)	$(9,423,000)	$(8,083,000)
Deduct: Stock-based employee compensation expense included in net loss available to common shareholders, as reported	$384,000	$1,285,000	$6,000
Add: Total stock-based employee compensation expense determined under fair value-based method for all awards	$(2,141,541)	$(2,009,000)	$(245,000)
Net loss available to common shareholders, pro forma	$(12,210,541)	$(10,147,000)	$(8,322,000)
Net loss per share, as reported (basic and diluted)	$(0.63)	$(0.89)	$(1.31)
Net loss per share, pro forma (basic and diluted)	$(0.74)	$(0.96)	$(1.35)

See Note 7 for the assumptions used in calculating the fair values of employee options.

Net Loss per Share - Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods. Net loss per share assuming dilution is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities.

Basic and diluted net loss per share is the same because all potentially dilutive securities outstanding are anti-dilutive. Potentially dilutive securities not included in the calculation of diluted earnings per share include options and warrants to purchase common stock for all periods presented, and Series A and Series B convertible preferred stock for 2003 and 2002 and periods prior to the IPO in 2004. Total common stock options and common stock warrants not included in the calculation of diluted earnings per share were 3,160,502 for the twelve months ended December 31, 2005 and 2,664,176 and 1,069,180 for the twelve months ended December 31, 2004 and 2003, respectively.

Recent Accounting Pronouncements - Beginning in January 2006 we will be recording expenses associated with share-based awards under the provisions of SFAS 123(R) using the modified prospective method. Under this method, we will record not only the fair value associated with new share-based awards as compensation expense, but also the remaining fair value associated with previous awards which were unvested at the end of 2005. As of December 31, 2005 the fair value associated with unvested stock option grants given to employees in periods before 2006 was approximately $1,696,000 which will be expensed through 2009. We expect that the adoption of FAS123(R) on January 1, 2006 will impact 2006 earnings in the range of $2.5 million to $3.5 million.

2. INVESTMENT SECURITIES-AVAILABLE-FOR-SALE

Investment securities, which had maturities of less than one year, totaled $16,871,000 at December 31, 2005. Investment securities at December 31, 2004 with maturities of less than one year totaled $15,460,000 and maturities of greater than one year totaled $11,216,000. We estimate the fair value of our investment securities using readily available market information. All investment securities have been classified as available-for-sale and are carried at estimated fair value with unrealized gains and losses included as a component of accumulated other comprehensive income in stockholders’ equity. We had an unrealized gain on investment securities of $127,000 for the year ending December 31, 2005 and an unrealized loss on investment securities of $145,000 for the year ending December 31, 2004. We have concluded that these unrealized investment gains and losses are temporary due to our ability to hold these investments to maturity.

We had no net realized gains (losses) on investment securities for the year ending December 31, 2005 and 2004. Realized losses were $39,000 for the year ended December 31, 2003.

3. RELATED PARTY TRANSACTIONS

Since inception until July 2004 we were a majority owned subsidiary of Microvision, Inc. The following table describes Microvision’s ownership of Lumera at December 31 of each year:

	2005	2004	2003
Common Stock	27.60%	32.84%	—
Class B common stock	—	—	87.50%
Series A convertible preferred stock	—	—	11.00%
Series B convertible preferred stock	—	—	32.50%

In July 2004, all outstanding shares of the our Series A convertible preferred stock, Series B convertible preferred stock and Class B common stock were automatically converted to common stock upon completion of our IPO in July 2004. Prior to the IPO, Microvision owned approximately 52% of our outstanding common stock on an as if converted basis. In January 2006 Microvision sold 2.55 million of its shares, or approximately 16% of our outstanding shares; most of Microvision’s remaining Lumera shares, which total approximately 12% of our outstanding shares as of March 1, 2006, are pledged as collateral under agreements which remain in effect until March 2007. Richard F. Rutkowski, until January 2006 the Chief Executive Officer of Microvision, is a current member of Microvision’s board of directors and also a director of Lumera.

In February 2004, we agreed to pay Mr. Rutkowski a $5,000 monthly retainer to supplement our management team during our public offering. During this retainer period, which ended in July 2004, Mr. Rutkowski also performed his role as Chief Executive Officer of Microvision. We also paid Mr. Rutkowski a one-time fee of $100,000 upon the successful completion of our convertible note financing in April 2004. We recognized $130,000 of administrative expense related to these fees in 2004. In addition, we paid Mr. Rutkowski a one-time fee of $100,000 upon the participation in and successful completion of our initial public offering, which was treated as a cost of raising capital. The boards of both Microvision and Lumera approved paying Mr. Rutkowski these fees.

During 2003 and 2004, we were allocated lease and utilities costs from Microvision under a month-to-month lease. In addition, we were charged a $5,000 per month fee to reimburse Microvision for certain other indirect charges.

In 2004, we entered into a sublease agreement with Microvision for its corporate facilities at a base rate of approximately $25,000 per month, plus common area charges, which is effective through April 6, 2006.

The following are a summary of charges we paid to Microvision for each year ended December 31:

	2005	2004	2003
Rent	$323,000	$320,000	$317,000
Allocated Services	89,000	57,000	54,000
Management Fees	—	60,000	60,000
Total	$412,000	$437,000	$431,000

4. ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

	2005	2004

Employee and benefit-related liabilities	$372,000	$363,000
Compensated absences	94,000	81,000
Professional fees	384,000	493,000
License and royalty fees	175,000	—
Other	34,000	39,000
	$1,059,000	$976,000

5. INCOME TAXES

No provision for income taxes has been recorded for any periods presented since we have incurred net losses from the date of our inception.

At December 31, 2005, we had $44.1 million of federal net operating loss carry forwards, which may be used to offset future taxable income. These carry forwards expire beginning in 2018 through 2024. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carry forwards that can be utilized if certain changes in our ownership occur.

At December 31, 2005 we had $1,055,000 of research and experimentation credits carry forwards which begin to expire in 2019 through 2024.

Deferred taxes consist of the following at December 31:

	2005	2004
Deferred income tax assets
Net operating loss carryforwards	$14,997,000	$11,673,000
R&D credit carryforwards	$1,055,000	$868,000
Other	$1,412,000	$1,194,000

Gross deferred tax assets	17,464,000	13,735,000
Less: valuation allowance	(17,464,000)	(13,735,000)

Net deferred tax asset	$—	$—

We recorded a valuation allowance for the full amount of its deferred tax assets at December 31, 2005 and 2004, as we believe it is more likely than not that the deferred tax assets will not be realized.

The valuation allowance and the research and experimentation credits account for substantially all of the difference between our effective income tax rate and the Federal statutory rate of 34%.

6. SHAREHOLDERS’ EQUITY (DEFICIT)

At December 31, 2005, our authorized capital consisted of 120 million shares of Common Stock, of which 1,299,956 shares are reserved for options granted under our 2000 Stock Option Plan and 2,500,000 shares are reserved for outstanding and future option grants under our 2004 Equity Incentive Plan. We also have 30,000,000 shares of authorized undesignated preferred stock, none of which have been issued.

In July 2004 we completed our initial public offering (the “IPO”), issuing 6 million shares of common stock at $6.95 per share. Upon completion of the IPO all outstanding shares of our Common A and B and Preferred A and B shares were automatically converted to common shares. At December 31, 2005 there were 16,748,116 shares of common stock outstanding.

Common Stock - In March 2000, we issued 4,700,000 shares of its Class B common stock to Microvision, Inc. and 670,000 shares of its Class B common stock to certain Microvision directors, executives, and other individuals (“individuals”). The shares issued to Microvision were valued at $94,000 and the proceeds were offset against the outstanding loan balance due. The shares issued to the individuals were valued at $12,000 and were issued subject to subscription loans, for which cash was received in November 2000.

In January 2001, we issued 802,414 shares of Class A common stock valued at $3,009,000 in connection with the research agreement described in Note 10.

Upon our initial public offering in July 2004 all shares of common A and B were automatically converted to Common Stock on a one-for-one basis.

Convertible Preferred Stock - In August through October 2003, we raised $2,670,000 (before issuance costs of $67,000) from the sale of 1,335,025 shares of Series B convertible preferred stock to private investors. In March 2004, we raised $500,000 from the sale of 250,000 shares of Series B convertible preferred stock to private investors issued in March 2004. The $2 per share conversion price of the Series B convertible preferred stock issued was less than the fair value of the Class A common stock on the issuance date. As a result, we recorded a $500,000 beneficial conversion feature upon issuance of the preferred stock. This amount was immediately recorded as a deemed dividend to preferred shareholders because the Series B convertible preferred stock had no stated term and was immediately convertible into Class A common stock.

Upon our initial public offering in July 2004 all shares of convertible preferred stock were automatically converted to Common Stock. Each Series A Preferred share was converted into 1.14 shares of common stock in accordance with anti-dilution provisions enacted upon the sale of the Preferred B shares resulting in 2,727,291 shares of common stock issued in exchange for 2,400,000 Series A Preferred shares. Each share of Series B Preferred was exchanged for common shares on a one-for-one basis, resulting in the issuance of 1,585,025 shares of common stock issued in exchange for the Series B Preferred shares.

Dividends - No dividends on convertible preferred stock or common stock have been declared from inception through December 31, 2005.

Arizona Microsystems, L.L.C. warrants exercised - In October 2002, we issued a warrant to purchase 164,000 shares of Class A common stock at an exercise price of $3.65 per share to Arizona Microsystems, L.L.C. for use of certain technology. These warrants were exercised in a cashless transaction for 38,935 shares of common stock in July 2004.

7. STOCK OPTIONS

Stock Option Plans  In 2000, we adopted the 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan provided for the granting of stock options to our employees, consultants and non-employee directors. We reserved 3,000,000 shares of Class A Common Stock for issuance pursuant to the 2000 Plan. Following the adoption of the 2004 Equity Incentive Plan in July 2004, no more options will be issued under the 2000 Stock Option Plan. Grants, net of shares exercised and forfeited, under our 2000 Stock Option Plan totaled 1,299,956 shares at December 31, 2005.

In July 2004, we adopted the 2004 Equity Incentive Plan (the “2004 Plan”). Awards under the Plan, can be a combination of stock options, stock appreciation rights , restricted stock, unrestricted stock, stock units (including restricted stock units), performance awards, cash awards and other awards not described that are convertible into or otherwise based on the our stock. To date, only stock option awards have been granted under the Plan.

The 2004 Plan established an initial option pool of 2,000,000 shares plus an annual increase beginning in 2005, equal to the least of (i) 2,000,000 shares, (ii) 13.4% of the number of shares of Stock outstanding as of our immediately preceding fiscal year, or (iii) such lesser amount, if any, as the Board may determine. Our Board of Directors elected to limit the increase in the option share pool by 500,000 shares in both 2005 and 2006, bringing the shares in the pool to a total of 3,000,000.

Options under both the 2000 plan and the 2004 Plan may be granted for periods up to 10 years. Options granted under either plan may be either Incentive Stock Options (“ISO”’s) or non-qualified stock options. The exercise price of an ISO cannot be less than 100% of the estimated fair value of the common stock at the date of grant. To date, options granted to employees generally vest over four years.

The following table presents activity under the Plan:

		Weighted-	Weighted-
		Average	Average
		Exercise	Grant Date
Activity	Shares	Price	Fair Value
Outstanding at December 31, 2002	633,430	$8.18
Granted
Exercise price greater than fair value	308,450	$3.38	$0.65
Forfeited	(36,700)	$10.00
Outstanding at December 31, 2003	905,180	$6.47
Granted
Exercise price greater than fair value	5,000	$2.00	$0.65
Exercise price at fair value	257,550	$6.12	$4.16
Exercise price less than fair value	709,900	$2.19	$3.99
Forfeited	(76,250)	$4.01
Exercised	(22,750)	$1.01
Outstanding at December 31, 2004	1,778,630	$4.88
Granted
Exercise price greater than fair value
Exercise price at fair value	733,950	$5.05	$3.56
Exercise price less than fair value
Forfeited	(35,938)	$5.95
Exercised	(201,686)	$2.16
Outstanding at December 31, 2005	2,274,956	$5.16

Options Exerciseable at:
December 31, 2003	463,161	$7.26
December 31, 2004	1,105,033	$5.42
December 31, 2005	1,345,071	$5.56

The following table presents outstanding and exercisable stock options at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Price	Shares	Life (Years)	Price	Shares	Price
$0.50 - $2.50	680,551	7.50	$1.91	512,973	$1.88
$3.65 - $5.49	872,700	8.55	$4.82	195,662	$4.60
$5.50 - $10.00	721,705	6.19	$8.62	636,436	$8.82
	2,274,956	7.49	$5.15	1,345,071	$5.56

Non-Employee Options - Included in the option disclosures above are options granted to certain non-employees under our plan, as follows:

In August 2003, we issued options to purchase an aggregate of 164,000 shares of its Class A common stock to two consultants in connection with entering into certain consulting agreements. In April 2004, 61,500 of these shares were forfeited upon termination of one of the consulting agreements. The options have an exercise price of $3.65 per share and a 10-year life. In aggregate, 41,000 of the options were vested on the grant date. The remaining 61,500 shares vest one-third on each subsequent annual anniversary of the grant date and are subject to re-measurement at each balance sheet date during the vesting period. The aggregate value of the outstanding options was estimated at $136,000 at the grant date and December 31, 2003, $415,000 at December 31, 2004 and at $299,000 at December 31, 2005. The fair value of these options, net of forfeited options was recognized as compensation expense over the two-year period of service, which ended in August 2005. Total non-cash compensation expense related to these options was $4,000, $287,000 and $32,000 for the year ended December 31, 2005, 2004 and 2003, respectively. The fair values of the options were estimated at the grant date and December 31, 2005, 2004 and 2003, using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 100%; risk-free interest rates of 4.3%, 4.62%, and 4.4%; and expected lives of 10 years, for each of the measurement dates, respectively.

In March 2004, we granted options under the 2000 Plan to purchase 65,000 shares of Class A common stock to a Microvision employee. These options have been accounted for as a dividend to Microvision and recorded at their fair value of $272,000, in accordance with the guidance in EITF Issue No. 00-23 Issue 21, Options Granted to Employees of Entities under Common Control.

Options issued at below market price - In March 2004 we granted options under the 2000 Plan to its CEO and each of our Directors to purchase an aggregate of 410,000 shares of common stock at a price below the then current market value. Our Directors were each awarded options to purchase 65,500 shares, of which 30,000 shares vested on the date of grant with 5,000 shares vesting quarterly thereafter until fully vested, have an exercise price of $2 per share and a 10-year life. Our CEO was awarded an option to purchase 150,000 shares, of which 50,000 vested September 1, 2004 and 50,000 annually thereafter until fully vested, with an exercise price of $2 per share and a 10-year life. The aggregate value of these options was estimated to be $1,230,000 and is being recognized as compensation expense over the vesting periods. We recognized $169,000 and $922,000 of compensation expense associated with these option grants during the years ended December 31, 2005 and 2004, respectively, net of forfeited options. As of December 31, 2005, $40,000 of deferred compensation remained to be amortized on these option grants.

In April 2004 we granted options under the 2000 Plan to its employees to purchase an aggregate of 156,650 shares of common stock at a price below the then current market value. The options have an exercise price of $2.00 per share and a 10-year life. One quarter of the options vested on July 1, 2004 with the remaining options vesting annually over the subsequent three years until fully vested. In July 2004, we issued options under the 2000 Plan to its employees to purchase an aggregate of 78,250 shares of common stock at a price below the then current market value. The options have a weighted average exercise price of $3.76 per share and a 10-year life. The aggregate value of these option grants was estimated at $801,000 and is being recognized as compensation expense over the vesting period. We recognized compensation expense associated with these option grants of $215,000 and $360,000, net of forfeited options, for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, $162,000 of deferred compensation remained to be amortized.

A summary of stock compensation expense for each period is as follows:

	For the twelve months ended
	December 31,
	2005	2004	2003
Employees	$343,000	$644,000	$6,000
Directors	41,000	641,000	-
Third Party	85,000	608,000	32,000
	$469,000	$1,893,000	$38,000

Component of:
Research and development	$95,000	$573,000	$35,000
Marketing, general and administrative	374,000	1,320,000	3,000
	$469,000	$1,893,000	$38,000

Fair Value Disclosure - The fair values of the options granted to employees were estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively:

	December 31,
	2005	2004	2003
Risk Free Interest Rate	4.05%	3.2%	3.8%
Expected Life (in years)	5.6	5.2	7.0
Dividend Yield	0.0%	0.0%	0.0%
Volatility	83.0%	83.0%	83.0%

8. WARRANTS

In October 2002, we issued a warrant to purchase 164,000 shares of Class A common stock at an exercise price of $3.65 per share to Arizona Microsystems, L.L.C. for use of certain technology. These warrants were exercised in a cashless transaction for 38,935 common shares in July 2004.

In April 2004 we issued warrants to purchasers of its convertible promissory notes for an aggregate of 115,000 shares of Common Stock at and exercise price of $7.20 per share. The value of the warrants granted, which are exercisable through April 21, 2009, was estimated to be approximately $344,000 using the Black Scholes option pricing model. The relative fair value of the warrants of $301,000 was treated as a debt issuance cost and amortized to interest expense over the one-year term of the debt.

In July 2004 we issued warrants to its Underwriters in connection with our initial public offering to purchase a total of 600,000 shares of our common stock at a purchase price of $8.34, or 120% of the price of the shares upon completion of our IPO. The warrants are exercisable through July 28, 2009. These warrants were treated as a cost of raising capital.

Microvision holds a warrant to purchase a total of 170,546 shares of Common Stock at an exercise price of $8.80 per share. The warrant, which was originally issued in 2001 for 150,000 Series A Preferred shares in lieu of interest payments due on a convertible note, and was exercisable at $10.00 per share, carried anti-dilution rights which, upon completion of our IPO, triggered an automatic adjustment to the number of shares and exercise price. The warrant, all of which was outstanding at December 31, 2005, expires in March 2011 and was valued by the amount of the interest forgiven or $719,000, as this was considered to be more readily determinable than the fair value of the warrant.

9. CONVERTIBLE NOTES PAYABLE

In April 2004, we received cash proceeds from the issuance of convertible promissory notes in the aggregate principal amount of $2.3 million. The notes accrued interest at a rate of 6.5% per annum and were payable on demand at the earlier of March 31, 2005 or upon the closing of an underwritten public offering of our common stock. The principal amount and any accrued but unpaid interest in respect of each note was convertible, at the option of the holder, into shares of our Class A common stock. The conversion price of the Notes was stated as the lesser of $6.00 per share of common stock or the price per share offered to the public in any underwritten IPO of our common stock.

In connection with the sale of these convertible notes, we also issued warrants to purchase an aggregate of 115,000 shares of common stock at a price of $7.20 per share. The warrants expire in April 2009. The value of the warrants granted was estimated to be approximately $344,000 at the date of grant using the Black-Scholes option pricing model. We allocated the proceeds to the convertible note and warrant based on their relative fair value. The relative fair value of the warrants of $301,000 was treated as a debt issuance cost and was amortized to interest expense over the one-year term of the debt.

Upon completion of our IPO in July 2004 the notes became due and payable. All of the note holders elected to receive cash payments, which resulted in principal and interest payments totaling $2,344,000 in August 2004. The unamortized debt issuance costs were recognized immediately as interest expense at that time. During 2004, we recognized a total of $345,000 of interest expense associated with the Notes.

10. COMMITMENTS AND CONTINGENCIES

Agreements with the University of Washington - In October 2000, we entered into a license agreement (the “License Agreement”) and a research agreement (the “Sponsored Research Agreement” or the “SRA”) with the University of Washington (the “UW”). The License Agreement grants us rights to certain intellectual property including technology being developed under the sponsored Research Agreement whereby hawse have a royalty-bearing license to make, sell or sublicense the licensed technology. Under the terms of the License Agreement, we issued 802,414 shares of our Class A common stock to the UW. The shares, although initially subject to a vesting schedule tied to performance under the Sponsored Research Agreement, were vested in full by mutual agreement between the UW and Lumera on January 8, 2001. The shares issued were valued by management at $3,009,000, based on a value of $3.75 per share on the date of issuance. We considered a number of factors, including an independent valuation, projected cash flows from our technology and expected future products, general market conditions and the risks inherent in achieving our business plan in determining the fair value of the common shares issued. The value of the shares issued was recorded as prepaid stock-based research expense and was fully amortized to expense as of March 31, 2004.

Under the terms of the License Agreement, we are also required to pay certain costs related to filing and processing of patents and copyrights related to the agreements. Additionally, we are required to pay certain ongoing royalty payments at a minimum of $75,000 per annum. We have not made any royalty payments to date in excess of these minimums. These payments have been expensed as incurred.

As part of the Sponsored Research Agreement, we agreed to pay an aggregate of $9,000,000 in quarterly payments over three years for research services. The first payment was made on February 26, 2001. We expensed the total expected payments on a straight-line basis because there was no more readily determinable pattern of the performance of the research services under the agreement.

In February 2002, Lumera and the UW amended the Sponsored Research Agreement to extend quarterly payments and performance through 2005. In March 2003, we entered into a second amendment to the SRA, which deferred certain 2003 payments until 2004. In November 2003, we entered into a third amendment to the SRA. Under the terms of the third amendment, our payment obligation to the UW was reduced to $125,000 per quarter from October 1, 2003 to September 30, 2004, and $300,000 for the quarter ending December 31, 2004. The amendment required us to make its unpaid payments of $2,000,000 by May 2005. In April 2004, we entered into a fourth amendment to the SRA that required payments of $125,000 for the quarters ending March 31, 2004 and September 30, 2004 and eliminated a contingent payment of $2,000,000 that had been due in April 2004. For each of the quarters ending September 30, 2004 and December 31, 2004, we were required to pay $250,000. Total payments under the Amended Sponsored Research Agreement, which terminated in June 2005, were $5,750,000 instead of the $9,000,000 under the terms of the original agreement.

Subsequent to each amendment noted above, we prospectively adjusted the amortization of the research payments to account for the extended period over which the payments would be made and services provided. As a result of these adjustments, we had cumulatively recognized expenses in excess of payments made of $1,948,000 at December 31, 2003. As a result of the fourth amendment and the elimination of the contingent $2 million payment in 2005, we recognized a credit to research and development expense of $2.4 million in 2004.

The following table summarizes payments made and expense recorded during the years ending December 31:

	2005	2004	2003

Payments made	$1,018,000	$800,000	$1,300,000

Sponsored research	$650,000	$(1,223,000)	$1,924,000
Optical materials	166,000	50,000	300,000
Minimum royalty	75,000	75,000	75,000
Expenses recorded on payments	$891,000	$(1,098,000)	$2,299,000
Amortization of stock		159,000	1,003,000
Total expense recorded	$891,000	$(939,000)	$3,302,000

Helix Biopharma/Sensium - We have a licensing agreement with Sensium Technologies, Inc., a subsidiary of Helix BioPharma, which gives us an exclusive worldwide royalty bearing license in our field of business to a number of patents and the related technology for use in our NanoCapture™ Arrays. Under the terms of the agreement, we paid $250,000 in license fees, half of which we paid upon signing in January 2005 and half in February 2006. We also paid $125,000 in technology transfer fees during the first half of 2005. The Sensium licensing agreement contains minimum royalty provisions totaling $50,000 for the first year, $100,000 for the second year, $150,000 for the third year and $200,000 thereafter. Our license exclusivity is based upon achieving certain minimum revenues by the fourth royalty year.

Lease Commitments - We sublease our corporate facilities from Microvision at a base rate of approximately $25,000 per month, plus common area charges; the sublease is effective through April 6, 2006. We signed a five year lease to expand our current facilities which begins April 7, 2006. Once we complete our tenant improvements, which we believe will require cash expenditures in the range of $900,000 to $1.2 million, our facilities will occupy approximately 32,175 square feet of space located in the same building we currently occupy. The total of the minimum rental payments over the life of the initial lease term is approximately $2.5 million. We have an option to extend our new lease for one additional 5 year period. We had no other significant operating or capital leases at December 31, 2005.

Claims and Litigation - In our opinion, litigation, contingent liabilities and claims against us in the normal course of business are not expected to involve any judgments or settlements that would be material to our financial condition, results of operations or cash flows.

11. RETIREMENT SAVINGS PLAN

On August 31, 2004, we established its retirement savings plan (the “Plan”), which qualifies under the Internal Revenue Code Section 401(k) and covers all qualified employees. The Plan allows us to match 50% of an employee’s contribution to the Plan up to a maximum 6% of the employee’s base salary. During 2005 we contributed $57,000 to the Plan under the matching program and from September through December 31, 2004, we contributed $21,000 to the Plan under the matching program. Prior to August 31, 2004 our employees participated in the Microvision retirement savings plan. We contributed $33,000 and $43,000 in matching payments under the Microvision Plan in the first eight months of 2004, and in 2003, respectively.

12. QUARTERLY FINANICAL DATA (UNAUDITED)

The following table represents certain unaudited quarterly financial information for the eight quarters ended December 31, 2005. In our opinion, this information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the unaudited quarterly results of operations set forth herein.

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share data)

Total Revenue
2005	$240	$348	$681	$240	$1,509
2004	$316	$288	$292	$93	$989
Gross Profit
2005	72	131	215	169	587
2004	122	100	128	(12)	338
Net Loss Available to Common Shareholders
2005	(2,878)	(2,926)	(2,034)	(2,615)	(10,453)
2004	(2,592)	(732)	(3,176)	(2,923)	(9,423)

Basic and diluted net loss per share attributable to common stockholders
2005	$(0.17)	$(0.18)	$(0.12)	$(0.16)	$(0.63)
2004	$(0.50)	$(0.04)	$(0.24)	$(0.18)	$(0.89)

Quarterly and annual earnings per share are calculated independently, based on the weighted average number of shares outstanding during the periods.

Schedule II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charges to	Charges		Balance at
	Beginning of	Costs	to		End of
	Fiscal	and	Other		Fiscal
	Year	Expenses	Accounts	Deductions	Period

Year ended December 31, 2003
Tax valuation allowance	$7,426,000	$3,170,000	—	—	$10,596,000
Year ended December 31, 2004
Tax valuation allowance	$10,596,000	$3,139,000	—	—	$13,735,000
Year ended December 31, 2005
Tax valuation allowance	$13,735,000	$3,728,000			$17,463,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.

Date: March 31, 2006	By	Alexander Tokman Alexander Tokman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 31, 2006.

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

10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993.(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993.(1)+
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993.(1)+
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994.(9)
10.5	1993 Stock Option Plan.(1)*
10.6	1996 Stock Option Plan, as amended.(8)*
10.7	Independent Director Stock Option Plan, as amended.(8)*
10.8	Form of Executive Option Exercise Loan Plan.(3)*
10.9	Lease Agreement between S/I Northcreek II, LLC and Microvision, Inc., dated October 27, 1998.(13)
10.9.1	Lease Amendment No 1 to Lease between S/I Northcreek II, LLC and Microvision, Inc. dated July 12, 1999.(5)
10.9.2	Lease Amendment No 2 to Lease between S/I Northcreek II, LLC and Microvision, Inc. dated February 14, 2000.(5)
10.10	Form of Consulting Agreement between Microvision, Inc. and Avram Miller and Jacqueline Brandwynne dated August 10, 2000.(4)
10.11	Form of Common Stock Purchase Warrant issued to Avram Miller and Jacqueline Brandwynne dated August 10, 2000.(4)
10.12	Executive Loan Plan and Related Form of Note.(7)*
10.13	Form of Stock Purchase Agreement dated March 22, 2002.(11)
10.14	Form of Stock Purchase Agreement dated July 22, 2002.(10)
10.15	Form of Securities Purchase Agreement dated as of March 3, 2003.(9)
10.16	Form of the Option Agreement for options granted outside of the Plans.(12)
10.17	Securities Purchase Agreement dated as of September 9, 2004 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (14)
10.18	License and Development Agreement dated as of December 30, 2004 by and between Microvision, Inc. and Ethicon Endo-Surgery, Inc. (16)+
10.19	Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (15)
10.20	Employment Agreement between Microvision, Inc. and Alexander Y. Tokman dated July 18, 2005.(17)
10.21	Master Amendment Agreement dated July 25, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (18)
10.22	Lease Agreement between Carramerica Reality Operating Partnership, L.P. and Microvision, Inc., dated July 15, 2005.(19)
10.23	Securities Purchase Agreement dated as of August 8, 2005 by and between Microvision, Inc., Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd. (20)
10.24	Conversion and Modification Agreement dated as of August 8, 2005 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (20)
10.25	Securities Purchase Agreement dated as of August 31, 2005 by and between Microvision, Inc. and Omicron Master Trust. (21)
10.26	Securities Purchase Agreement dated as of December 1, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (22)
23	Consent of Independent Registered Public Accounting Firm, as previously filed on the original Form 10-K
23.1	Consent of Independent Registered Public Accounting Firm, as filed with the amended Form 10-K/A
31.1	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Chief Executive Officer certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2

Principal Financial Officer certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

(6) #9; Incorporated by reference to the Registration Statement on Form S-3, Registration No. 333-69652.

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

(20) #9; Incorporated by reference to the Company's Current Report on Form 8-K filed on August 10, 2005.

(21) #9; Incorporated by reference to the Company's Current Report on Form 8-K filed on September 2, 2005.

(22) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 1, 2005.

(23) Incorporated by reference to the Company's Current Report on Form 8-K/A filed on December 2, 2005.

+ Subject to confidential treatment.

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.