Form 10-K/A
period 2005-12-31
MICROVISION INC
filed 2006-05-01
CIK 65770

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $106,307,000 (based on the closing price for the registrant's Common Stock on the NASDAQ National Market of $5.10 per share).

The number of shares of the registrant's Common Stock outstanding as of March 1, 2006 was 25,243,000.

Documents Incorporated by Reference

NONE

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below are the name, position held and age of each of the directors and executive officers of the Company. The principal occupation and recent employment history of each of the directors and executive officers are described below:

               Name                    Age                                Position
----------------------------------- --------- ---------------------------------------------------------------------
Alexander Y. Tokman                       44  President and Chief Executive Officer, Director
Richard A. Cowell (1)(2)(3)*              57  Director
Slade Gorton(1)(2)(3)*                    77  Director
Marc Onetto (1) (2) (3)*                  55  Director
Richard F. Rutkowski                      49  Director
Ian D. Brown                              43  Vice President Sales and Marketing
Todd R. McIntyre                          44  Vice President of Global Strategic Marketing and Business Development
Thomas M. Walker                          41  Vice President, General Counsel and Secretary
Stephen R. Willey                         52  President, Marketing and Sales, Asia
Jeff T. Wilson                            45  Chief Finanicial Officer

_____________________________

* Independent Directors

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

(3) Member of the Nominating and Corporate Governance Committee

Alexander Tokman, has served as President, Chief Executive Officer and a director of Microvision since January 2006. Mr. Tokman served as Microvision's President and Chief Operating Officer from July 2005 to January 2006. From April 1995 to July 2005, Mr. Tokman served in various cross-functional and cross-business leadership positions at GE Healthcare, a subsidiary of General Electric most recently as a General Manager of its Global Molecular Imaging and Radiopharmacy unit from May 2003 to June 2005. From November 1989 to March 1995 Mr. Tokman served as technical programs lead and a head of I&RD at Tracor Applied Sciences a subsidiary of then Tracor, Inc. Mr. Tokman has both a M.S. and B.S. in Electrical Engineering from the University of Massachusetts, Dartmouth. He also is a certified Six Sigma & DFSS Black Belt and Master Black Belt.

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

Stephen R. Willey has served as President, Marketing and Sales, Asia of Microvision since January 2006. Mr. Willey served as President, Consumer Solutions from July 2005 to January 2006, as Microvision's Executive Vice President from October 1995 to August 2002 and as a director from June 1995 to April 2006. Prior to that, he served as an outside consultant to the company through The Development Group (DGI) a business and technology consulting firm that he founded. As principal of DGI, Willey had also provided senior management consulting services to CREO Products, Inc., an electro-optics equipment manufacturer, between June 1989 and December 1992. In 1993, Willey co-founded PRO.NET Communications, Inc., an Internet service company. Willey holds an M.B.A. from the University of California, Los Angeles, and an M.A.Sc. in Electronics from the University of British Columbia, Vancouver. He earned a B.Sc., Engineering (Physics) from McMaster University, Hamilton.

Jeff T. Wilson, age 45, has served as Chief Financial Officer of Microvision since April 2006, Vice President, Accounting of Microvision from April 2002 to April 2006, Principal Financial Officer since January 2006 and Principal Accounting Officer of Microvision since August 1999 and as Director of Accounting of Microvision from August 1999 to March 2002. Prior to joining Microvision, from 1991 to 1999 Mr. Wilson served in various accounting positions for Siemens Medical Systems, Inc., a developer and manufacturer of medical imaging equipment. Prior to 1991, Mr. Wilson served as a manager with the accounting firm Price Waterhouse (currently PricewaterhouseCoopers LLP). Mr. Wilson is a Certified Public Accountant. Mr. Wilson holds a B.S. in Accounting from Oklahoma State University.

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

Slade Gorton joined the company as a director in September 2003. Mr. Gorton is currently Of Counsel at the law firm of Preston Gates & Ellis LLP. Prior to joining the firm, he represented Washington State in the United States Senate for 18 years. Mr. Gorton began his political career in 1958 as a Washington State Representative and went on to serve as State House Majority Leader. In 1968 he was elected Attorney General of Washington State where he served until 1980. Mr. Gorton also served on the President's Consumer Advisory Council (1975-77), the Washington State Criminal Justice Training Commission (1969-1981), the National Commission on Federal Election Reform (2001), and was chairman of the Washington State Law & Justice Commission (1969-76). Mr. Gorton also served in the U.S. Army, U.S. Air Force, and the U.S. Air Force Reserves. Mr. Gorton was a Commissioner on the National Commission on Terrorist Attacks upon the United States ("9-11 Commission").

Marc Onetto has served as a director of Microvision since March 2006. Since 2003, Mr. Onetto has served as Executive Vice President of Worldwide Operations for Solectron, a global provider of electronics manufacturing and integrated supply-chain services. Prior to joining Solectron, Mr. Onetto served 15 years with GE, most recently as Vice President of GE Corporate European operations. From 1992-2002 Mr. Onetto held several senior leadership positions at GE Medical Systems as head of its global supply chain and operations, global quality, and global process engineering. He was one of GE's Six Sigma pioneers and led the quality culture transformation across GE Medical Systems. Prior to GE, Mr. Onetto served 12 years with Exxon Corporation in supply operations, information systems and finance.

Richard F. Rutkowski has served as a director since August 1995. Mr. Rutkowski also served as the Company's Chief Executive Officer from September 1995 to January 2006 and President from July 1996 to August 2002. From November 1992 to May 1994, Mr. Rutkowski served as Executive Vice President of Medialink Technologies Corporation (formerly Lone Wolf Corporation), a developer of high-speed digital networking technology for multimedia applications in audio-video computing, consumer electronics, and telecommunications. From February 1990 to April 1995, Mr. Rutkowski was a principal of Rutkowski, Erickson, Scott, a consulting firm. Mr. Rutkowski also serves as a director of Lumera Corporation and CMT Crimble Microtest.

The Audit Committee

The Board of Directors has an Audit Committee which assists the Board of Directors by monitoring and overseeing: (1) the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company, (2) the integrity of the financial statements of the Company, (3) compliance by the Company with legal and regulatory requirements, and (4) the performance of the Company's internal finance and accounting personnel and its independent auditors. Messrs. Cowell, Gorton and Onetto currently serve on the Audit Committee, with Mr. Cowell serving as Chairman.

Audit Committee Financial Expert

The "audit committee financial expert" designated by our Board is Col. Richard A. Cowell (Ret.), an Independent Director. Col. Cowell holds a degree in accounting and has served for seven years as Chair of the Company's Audit Committee. During his twenty-five years of service in the United States Army, Col. Cowell oversaw and actively supervised various complex governmental projects that involved government accounting with a breadth and level of complexity comparable to accounting issues raised by the Company's financial statements, including issues relating to estimates, accruals, and reserves. Since retiring from the Army, Col. Cowell has served as a Principal at Booz Allen Hamilton, where he provides consulting services relating to significant government projects and grants which involve significant and complex accounting issues.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our directors, executive officers, and greater-than 10% shareholders file reports with the SEC relating to their initial beneficial ownership of the Company's securities and any subsequent changes. They must also provide us with copies of the reports.

Based on copies of reports furnished to us, we believe that all of these reporting persons complied with their filing requirements during 2005, except that Mr. Tokman, an executive officer of the Company, belatedly filed an Initial Statement of Beneficial Ownership of Securities on Form 3, reporting 1 transaction; and Mr. Willey, an executive officer of the Company, belatedly filed one Statement of Changes of Beneficial Ownership of Securities on Form 4 reporting 1 transaction.

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

ITEM 11. Executive Compensation.

The following table sets forth the compensation awarded or paid to or earned by the person who served as Chief Executive Officer during 2005 and the next four most highly compensated persons who served as executive officers during 2005 (the "Named Executive Officers"):

Summary Compensation Table

                                                                                    Long-term
                                                                                   Compensation
                                                               Annual Compensation    Awards
                                                               ------------------- ------------
                                                                                   Securities   All Other
                                                                                    Underlying   Compen-
                                                      Fiscal    Salary   Bonus (2)   Options    sation(1)
Name and Principal Position (3)                        Year       ($)       ($)        (#)         ($)
---------------------------------------------------- --------- --------- --------- ------------ ----------
Richard F. Rutkowski                                   2005     377,104        --           --     97,132
  Former Chief Executive Officer and Director          2004     364,000    50,000       80,000     95,632
                                                       2003     353,000    10,000      361,751     96,052

Stephen R. Willey                                      2005     326,340       387           --     28,350
  President, Marketing and Sales, Asia                 2004     315,000    40,000      130,000     37,865
                                                       2003     284,000    85,000      305,002     35,865

Richard A. Raisig                                      2005     281,792        --           --     44,049
  Former Chief Financial Officer                       2004     272,000    30,000       70,000     45,749
                                                       2003     263,000    68,000      232,613     44,749

Vilakkudi Veeraraghavan                                2005     239,144        88           --      6,300
  Former Senior Vice President,                        2004     235,000    20,000           --      8,000
  Research & Product Development                       2003     220,000    50,000      111,000      6,974

Todd R. McIntyre                                       2005     210,000    70,000           --      6,008
  Senior Vice President,                               2004     200,000    50,000       30,000      6,021
  Global Strategic Marketing and Business Development  2003     166,061    40,000      182,627      4,940

_____________________________

(1) All Other Compensation amounts for 2005 include contributions of $1,500, $6,169, $6,300, $6,300 and $6,008 to the accounts of Messrs. Rutkowski, Willey, Raisig, Veeraraghavan and McIntyre, respectively, under the Company's qualified 401(k) Retirement Plan. The amounts also include forgiveness of $95,632, $22,181, and $37,749 of interest for Messrs. Rutkowski, Willey, Raisig, respectively, under one or both of the Company's Executive Option Exercise Note Plan and Executive Loan Plan. For a description of the two plans, see "Executive Loan Plans" below. No Options, Restricted Stock Awards or Long-Term Incentive Plan payments were made as of December 31, 2005.

(2) Bonus amounts for 2005 include Patent Incentive Program bonuses of $387 and $88 for Messrs. Willey and Veeraraghavan respectively.

(3) Richard F. Rutkowski, Richard A. Raisig and Vilakkudi Veeraraghavan are no longer employed by the Company.

Stock Option Grants in the Last Fiscal Year

The Company did not grant any options to acquire common stock to its named executive officers during 2005.

Aggregated Option Values as of Year End 2005

The following table provides information regarding the aggregate number of options exercised during the fiscal year ended December 31, 2005, by each of the Named Executive Officers and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2005.

Aggregated Option Exercises in Last Fiscal

Year and FY-End Option Values

                                                Number of Securities
                                               Underlying Unexercised     Value of Unexercised
                                                 Options at/SARS at      In-the-Money Options at
                           Shares                 December 31, 2005       December 31, 2005 (1)
                          Acquired    Value   ------------------------- -------------------------
                             On     Realized                            Exercisable Unexercisable
Name                      Exercise     ($)    Exercisable Unexercisable     ($)          ($)
------------------------- --------- --------- ----------- ------------- ----------- -------------
Richard F. Rutkowski            --        --     873,791            --          --            --
Stephen R. Willey               --        --     555,013            --          --            --
Richard A. Raisig               --        --     444,823            --          --            --
Vilakkudi Veeraraghavan         --        --     180,454            --          --            --
Todd R. McIntyre                --        --     239,430            --          --            --

_____________________________

(1) The value of unexercised in-the-money options is based on the difference between $3.60 (the fair market value of the Company's common stock as reflected by the closing price of the common stock on the Nasdaq National Market as of December 31, 2005) and the exercise price of such options multiplied by the number of shares issuable upon exercise thereof. As of December 31, 2005, the exercise price of all options held by named executive officers was greater than $3.60.

Executive Loan Plans

The Company previously adopted two loan plans under which Richard F. Rutkowski, Stephen Willey, and Richard Raisig were able to borrow funds from the Company. At the end of each year, the Company will forgive the interest that accrued under the loans if the executive remains employed by the Company. In 2005, the Company forgave $95,632, $22,181, and $37,749 of interest for Messrs. Rutkowski, Willey, and Raisig, respectively. No additional loans have been made under either the Executive Option Exercise Loan Plan or the Executive Loan Plan since July 2002, and the Company does not intend to make any additional loans under these plans. The Company also has no plans to forgive the principal balance outstanding of the lines of credit. On February 16, 2005, Stephen Willey transferred 28,844 shares of the Company's common stock in full repayment of an existing loan and accrued interest thereon, which had become due on December 31, 2004. For additional details regarding loan balances and terms, see Item 13.

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

Compensation Committee Interlocks And Insider Participation

The Compensation Committee is composed entirely of the following Independent Directors: Slade Gorton, Richard Cowell and Mark Onetto. Dennis Reimer, who resigned from the Board of Directors on April 10, 2006, also served on the Compensation Committee during 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows as of April 11, 2006, the number of shares of common stock held by all persons we know to beneficially own at least 5% of the Company's common stock, the Company's directors, the Named Executive Officers, and all directors and executive officers as a group.

                                                  Number      Percentage of
Name and Address of Beneficial Owner           of Shares (1) Common Stock (2)
---------------------------------------------- ------------- ---------------
Alexander Y. Tokman (3)                              60,000              *
c/o Microvision, Inc.
6222 185th Avenue NE
Redmond, WA 98052

Richard F. Rutkowski (4)                            876,163             3.4%
3125 E. Laurelhurst Dr. NE
Seattle, WA  98105-5332

Stephen R. Willey (5)                               725,404             2.8%
c/o Microvision, Inc.
6222 185th Avenue NE
Redmond, WA 98052

Richard A. Raisig (6)                               494,640             1.9%
4881 Birch Street
Newport Beach, CA 92660

Todd R. McIntyre (7)                                239,930              *
c/o Microvision, Inc.
6222 185th Avenue NE
Redmond, WA 98052

Vilakkudi Veeraraghavan (8)                         180,454              *
2406 246th Place NE
Redmond, WA 98074

Richard Cowell (9)                                   85,067              *
c/o Microvision, Inc.
6222 185th Avenue NE
Redmond, WA 98052

Slade Gorton (10)                                    46,000              *
c/o Microvision, Inc.
6222 185th Avenue NE
Redmond, WA 98052

Marc Onetto (11)                                     15,000              *
c/o Microvision, Inc.
6222 185th Avenue NE
Redmond, WA 98052

All executive officers and directors as a         2,993,297            10.7%
group (12 persons) (12)

_____________________________

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

(2) Percentage of common stock is based on 25,243,026 shares of common stock outstanding as of April 11, 2006.

(3) Includes 60,000 shares issuable upon exercise of options.

(4) Includes 873,791 shares issuable upon exercise of options.

(5) Includes 585,013 shares issuable upon exercise of options.

(6) Includes 444,823 shares issuable upon exercise of options.

(7) Includes 239,430 shares issuable upon exercise of options.

(8) Includes 180454 shares issuable upon exercise of options and warrants.

(9) Includes 78,867 shares issuable upon exercise of options.

(10) Includes 45,000 shares issuable upon exercise of options.

(11) Includes 15,000 shares issuable upon exercise of options.

(12) Includes 2,793,017 shares issuable upon exercise of options.

EQUITY COMPENSATION PLAN INFORMATION

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants and the remaining shares available for future issuance as of December 31, 2005.

                                       Equity Compensation Plan Information
                                  ---------------------------------------------------------------
                                      Number of                            Number of securities
                                   securities to be    Weighted-average  remaining available for
                                     issued upon           exercise       future issuance under
                                     exercise of           price of        equity compensation
                                     outstanding         outstanding         plans (excluding
                                  options, warrants   options, warrants    securities reflected
                                      and rights          and rights          in column (a))
Plan Category                            (a)                 (b)                   (c)
--------------------------------- ------------------  ------------------ ------------------------
Equity compensation plans
   approved by shareholders               4,982,000  $            10.79                3,131,000
Equity compensation plans not
   approved by shareholders                 615,000               20.53                       --
                                  ------------------                     ------------------------
     Total                                5,597,000  $            11.86                3,131,000
                                  ==================                     ========================

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

In August 2000, the Company issued two non-plan warrants to purchase an aggregate of 200,000 shares of Microvision common stock to two consultants in connection with entering into certain consulting agreements with the Company. Subsequently, one of the consultants was elected to the Board of Directors by shareholders. The warrants were fully outstanding as of December 31, 2005. The warrants have an exercise price of $34.00 per share and are exercisable prior to their expiration in August 2010. As of the date of grant, all but 25,000 of the underlying shares of common stock issuable to each consultant upon exercise of the warrants were subject to lock- up restrictions that prevent the holder from transferring such shares. The number of shares subject to the lock-up restrictions is reduced by 25,000 for each consultant on each June 7 subsequent to the grant date. Rather than issue shares of common stock upon exercise of the warrants, the Company may elect to redeem the warrants if, in the opinion of the Board of Directors upon advice of counsel, it would be unlawful to issue the underlying securities. The warrants are transferable upon prior written approval of the Company. The Company cannot unreasonably withhold such approval with respect to transfers of warrants to purchase at least 10,000 shares that are not subject to the lock-up restrictions. If the Company terminates the consulting agreement due to the consultant's failure to provide consulting services during the first three years of the agreement, the consultant must return to the Company a pro-rata portion of the 75,000 warrants initially subject to the lock-up restrictions based on the number of calendar days remaining in the initial three year period. The number, class and price of securities for which the warrants may be exercised are subject to adjustment for certain changes in the Company's capital structure. The number of securities and exercise price per share will be proportionately adjusted if outstanding shares of the Company's common stock are divided into a greater number of shares or combined into a smaller number of shares, or a stock dividend is paid on the common stock. In the event of a change in the common stock from a merger, consolidation, reclassification, reorganization, partial or complete liquidation, or other change in the capital structure of the Company, the Company will, as a condition of the change in capital structure, make provision for the warrant holder to receive upon the exercise of the warrants the kind and amount of shares of stock, other securities or property to which the holder would have been entitled if, immediately prior to the change in capital structure, the warrant holder had held the number of shares of common stock obtainable upon the exercise of the warrants, and the exercise price will be proportionately adjusted.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has an existing executive loan plan under which Richard F. Rutkowski, Stephen R. Willey, and Richard A. Raisig have borrowed funds from the Company. No loans have been made under this executive loan plan since July 2002, and the Company does not intend to make any additional loans under this plan. The following table lists certain information describing each executive's loans as of December 31, 2005.

                                            Loan Plan        Total
                                          -------------  -------------
Mr. Rutkowski -
   Balance outstanding                   $   1,708,000  $   1,708,000
   Highest aggregate balance during year $   1,708,000  $   1,708,000

Mr. Willey -
   Balance outstanding                   $     370,000  $     535,600
   Highest aggregate balance during year $     370,000  $     535,600

Mr. Raisig -
   Balance outstanding                   $     645,000  $     645,000
   Highest aggregate balance during year $     645,000  $     645,000

Other Information -
   Interest Rate Range                     5.43%-6.22%    4.64%-6.22%

Under the Loan Plan, the advances must be repaid within one year of the executive's termination of employment or within 30 days of termination of the Loan Plan by the Board of Directors unless the executive elects to convert the outstanding balance to a one-year term note. Mr. Rutkowski and Raisig's employment terminated in January 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company was billed the following fees for audit and other services from PricewaterhouseCoopers LLP, our independent registered accounting firm.

Audit Fees

The aggregate fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company's annual financial statements and the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q were $686,445 for the year ended December 31, 2005 and were $501,702 for the year ended December 31, 2004.

Audit Related Fees

There were no fees for audit related services in 2005 or 2004.

Tax Fees

Fees for tax services, including tax compliance, tax advice, and tax planning, totaled $17,558 in 2005 and $15,700 in 2004.

All Other Fees

Fees for all other services not described above totaled $200 in 2005 for tuition for a training conference provided by PricewaterhouseCoopers LLP and $0 in 2004.

The Company's Audit Committee has considered whether the provision of services under the heading "All Other Fees" is compatible with maintaining the accountants' independence and has determined that it is consistent with such independence.

The Board of Directors has selected PricewaterhouseCoopers LLP to serve as the Company's independent accountants for fiscal year 2006. Representatives of PricewaterhouseCoopers LLP are expected to be present at the Annual Meeting and will have an opportunity to make a statement and to respond to appropriate questions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The Audit Committee pre-approves all audit services and all permitted non-audit services by the independent auditors. The Audit Committee has delegated the authority to take such action between meetings to the Audit Committee chairman, who reports the decisions made to the full Audit Committee at its next scheduled meeting.

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

MICROVISION, INC.

Date: May 1, 2006	By	/s/ Alexander Tokman Alexander Tokman President and Chief Executive Officer

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