Form 10-K/A
period 2005-12-31
MICROVISION INC
filed 2006-05-04
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

Documents Incorporated by Reference

NONE

Refiling 10KA to include consents inadvertently omitted from 10KA filing of May 1, 2006.

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

10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993.(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993.(1)+
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993.(1)+
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994.(9)
10.5	1993 Stock Option Plan.(1)*
10.6	1996 Stock Option Plan, as amended.(8)*
10.7	Independent Director Stock Option Plan, as amended.(8)*
10.8	Form of Executive Option Exercise Loan Plan.(3)*
10.9	Lease Agreement between S/I Northcreek II, LLC and Microvision, Inc., dated October 27, 1998.(13)
10.9.1	Lease Amendment No 1 to Lease between S/I Northcreek II, LLC and Microvision, Inc. dated July 12, 1999.(5)
10.9.2	Lease Amendment No 2 to Lease between S/I Northcreek II, LLC and Microvision, Inc. dated February 14, 2000.(5)
10.10	Form of Consulting Agreement between Microvision, Inc. and Avram Miller and Jacqueline Brandwynne dated August 10, 2000.(4)
10.11	Form of Common Stock Purchase Warrant issued to Avram Miller and Jacqueline Brandwynne dated August 10, 2000.(4)
10.12	Executive Loan Plan and Related Form of Note.(7)*
10.13	Form of Stock Purchase Agreement dated March 22, 2002.(11)
10.14	Form of Stock Purchase Agreement dated July 22, 2002.(10)
10.15	Form of Securities Purchase Agreement dated as of March 3, 2003.(9)
10.16	Form of the Option Agreement for options granted outside of the Plans.(12)
10.17	Securities Purchase Agreement dated as of September 9, 2004 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (14)
10.18	License and Development Agreement dated as of December 30, 2004 by and between Microvision, Inc. and Ethicon Endo-Surgery, Inc. (16)+
10.19	Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (15)
10.20	Employment Agreement between Microvision, Inc. and Alexander Y. Tokman dated July 18, 2005.(17)
10.21	Master Amendment Agreement dated July 25, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (18)
10.22	Lease Agreement between Carramerica Reality Operating Partnership, L.P. and Microvision, Inc., dated July 15, 2005.(19)
10.23	Securities Purchase Agreement dated as of August 8, 2005 by and between Microvision, Inc., Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd. (20)
10.24	Conversion and Modification Agreement dated as of August 8, 2005 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (20)
10.25	Securities Purchase Agreement dated as of August 31, 2005 by and between Microvision, Inc. and Omicron Master Trust. (21)
10.26	Securities Purchase Agreement dated as of December 1, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (22)
23	Consent of Independent Registered Public Accounting Firm
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

MICROVISION, INC.

Date: May 2, 2006	By	/s/ Alexander Tokman Alexander Tokman President and Chief Executive Officer

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

10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993.(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993.(1)+
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993.(1)+
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994.(9)
10.5	1993 Stock Option Plan.(1)*
10.6	1996 Stock Option Plan, as amended.(8)*
10.7	Independent Director Stock Option Plan, as amended.(8)*
10.8	Form of Executive Option Exercise Loan Plan.(3)*
10.9	Lease Agreement between S/I Northcreek II, LLC and Microvision, Inc., dated October 27, 1998.(13)
10.9.1	Lease Amendment No 1 to Lease between S/I Northcreek II, LLC and Microvision, Inc. dated July 12, 1999.(5)
10.9.2	Lease Amendment No 2 to Lease between S/I Northcreek II, LLC and Microvision, Inc. dated February 14, 2000.(5)
10.10	Form of Consulting Agreement between Microvision, Inc. and Avram Miller and Jacqueline Brandwynne dated August 10, 2000.(4)
10.11	Form of Common Stock Purchase Warrant issued to Avram Miller and Jacqueline Brandwynne dated August 10, 2000.(4)
10.12	Executive Loan Plan and Related Form of Note.(7)*
10.13	Form of Stock Purchase Agreement dated March 22, 2002.(11)
10.14	Form of Stock Purchase Agreement dated July 22, 2002.(10)
10.15	Form of Securities Purchase Agreement dated as of March 3, 2003.(9)
10.16	Form of the Option Agreement for options granted outside of the Plans.(12)
10.17	Securities Purchase Agreement dated as of September 9, 2004 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (14)
10.18	License and Development Agreement dated as of December 30, 2004 by and between Microvision, Inc. and Ethicon Endo-Surgery, Inc. (16)+
10.19	Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (15)
10.20	Employment Agreement between Microvision, Inc. and Alexander Y. Tokman dated July 18, 2005.(17)
10.21	Master Amendment Agreement dated July 25, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (18)
10.22	Lease Agreement between Carramerica Reality Operating Partnership, L.P. and Microvision, Inc., dated July 15, 2005.(19)
10.23	Securities Purchase Agreement dated as of August 8, 2005 by and between Microvision, Inc., Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd. (20)
10.24	Conversion and Modification Agreement dated as of August 8, 2005 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (20)
10.25	Securities Purchase Agreement dated as of August 31, 2005 by and between Microvision, Inc. and Omicron Master Trust. (21)
10.26	Securities Purchase Agreement dated as of December 1, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (22)
23	Consent of Independent Registered Public Accounting Firm
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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