Form 10-Q
period 2006-03-31
MICROVISION INC
filed 2006-05-10
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

      As of May 1, 2006, 25,243,000 shares of the Company's common stock, $0.001 par value, were outstanding.

Microvision, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

                                                                                                                March 31,     December 31,
                                                                                                                  2006           2005
                                                                                                              -------------  -------------
Assets
Current assets
   Cash and cash equivalents                                                                                 $       7,035  $       6,860
   Investment securities, available for sale                                                                         1,304             --
   Accounts receivable, net of allowances                                                                            1,407          1,380
   Costs and estimated earnings in excess of billings on uncompleted contracts                                       1,145          1,204
   Inventory                                                                                                           762            759
   Current restricted investments                                                                                    8,109          1,856
   Other current assets                                                                                              2,834          1,512
                                                                                                              -------------  -------------
   Total current assets                                                                                             22,596         13,571

Investment in Lumera                                                                                                    --          3,582
Property and equipment, net                                                                                          4,152          2,902
Restricted investments                                                                                               1,000          1,000
Restricted investment in Lumera                                                                                         --          2,184
Other assets                                                                                                            60            124
                                                                                                              -------------  -------------
   Total assets                                                                                              $      27,808  $      23,363
                                                                                                              =============  =============

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Shareholders' Equity (Deficit)
Current liabilities
   Accounts payable                                                                                          $       1,757  $       2,328
   Accrued liabilities                                                                                               4,493          4,513
   Billings in excess of costs and estimated earnings on uncompleted contracts                                          50             51
   Liability associated with common stock warrants                                                                   2,428          3,452
   Current portion of notes payable                                                                                  7,959          7,896
   Current portion of capital lease obligations                                                                         32             32
   Current portion of long-term debt                                                                                    55             22
                                                                                                              -------------  -------------
   Total current liabilities                                                                                        16,774         18,294
Notes payable, net of current portion                                                                                   --          1,447
Liability associated with embedded derivative feature                                                                  422          1,368
Capital lease obligations, net of current portion                                                                       97            105
Long-term debt, net of current portion                                                                                 483             --
Deferred rent, net of current portion                                                                                1,770          1,492
                                                                                                              -------------  -------------
   Total liabilities                                                                                                19,546         22,706
                                                                                                              -------------  -------------
Commitments and contingencies

Mandatorily redeemable convertible preferred stock, par value $.001; 25,000 shares authorized;
   5 and 5 shares issued and outstanding (liquidation preference of $5,000)                                          4,267          4,166
                                                                                                              -------------  -------------
Shareholders' equity (Deficit)
   Common stock, par value $.001; 73,000 shares authorized; 25,243 and 25,138 shares issued and outstanding             25             25
   Additional paid-in capital                                                                                      214,000        212,993
   Deferred compensation                                                                                                --            (85)
   Receivables from related parties, net                                                                              (792)          (792)
   Accumulated other comprehensive income                                                                            5,937             --
   Accumulated deficit                                                                                            (215,175)      (215,650)
                                                                                                              -------------  -------------
   Total shareholders' equity (deficit)                                                                              3,995         (3,509)
                                                                                                              -------------  -------------
   Total liabilities, mandatorily redeemable convertible preferred stock and shareholders' equity (deficit)  $      27,808  $      23,363
                                                                                                              =============  =============

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)

                                                                                                    Three Months Ended
                                                                                                        March 31,
                                                                                                  ----------------------
                                                                                                     2006        2005
                                                                                                  ----------  ----------
Contract revenue                                                                                 $    1,781  $    3,382
Product revenue                                                                                         691         600
                                                                                                  ----------  ----------
    Total revenue                                                                                     2,472       3,982
                                                                                                  ----------  ----------
Cost of contract revenue                                                                              1,151       1,828
Cost of product revenue                                                                               1,294       1,150
                                                                                                  ----------  ----------
    Total cost of revenue                                                                             2,445       2,978
                                                                                                  ----------  ----------
Gross margin                                                                                             27       1,004
                                                                                                  ----------  ----------
Research and development expense (inclusive of non-cash compensation expense
    of $74 and $0 for the three months ended March 31, 2006 and 2005, respectively)                   2,154       1,884
Sales, marketing, general and administrative expense (inclusive of non-cash compensation
    expense of $342 and $131 for the three months ended March 31, 2006 and 2005, respectively)        4,739       4,666
Gain on disposal of fixed assets                                                                       (198)         --
                                                                                                  ----------  ----------
    Total operating expenses                                                                          6,695       6,550
                                                                                                  ----------  ----------
Loss from operations                                                                                 (6,668)     (5,546)
Interest income                                                                                         129          57
Interest expense                                                                                     (1,822)       (191)
Gain (loss) on derivative instruments                                                                 1,867        (285)
Other (expense) income                                                                                  (11)          9
                                                                                                  ----------  ----------
Net loss before equity subsidiary transactions                                                       (6,505)     (5,956)

Loss on investment in equity subsidiary                                                                (290)       (944)
Gain on sale of securities of equity subsidiary                                                       7,270          --
                                                                                                  ----------  ----------
Net income (loss)                                                                                       475      (6,900)

Less: Stated dividend on mandatorily redeemable convertible preferred stock                             (43)        (86)
  Accretion to par value of preferred stock                                                            (101)       (193)
                                                                                                  ----------  ----------
Net income (loss) available for common shareholders                                              $      331  $   (7,179)
                                                                                                  ==========  ==========

Net income (loss) per share - basic                                                              $     0.01  $    (0.33)
                                                                                                  ==========  ==========
Net income (loss) per share - diluted                                                            $     0.01  $    (0.33)
                                                                                                  ==========  ==========

Weighted-average shares outstanding - basic                                                          25,218      21,495
                                                                                                  ==========  ==========
Weighted average shares outstanding - diluted                                                        28,492      21,495
                                                                                                  ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

                                                                                                    Three Months Ended
                                                                                                        March 31,
                                                                                                  ----------------------
                                                                                                     2006        2005
                                                                                                  ----------  ----------
Net income (loss)                                                                                $      475  $   (6,900)

Other comprehensive income (loss)
Unrealized gain (loss) on investment securities, available-for-sale                                   5,937          --
                                                                                                  ----------  ----------
Comprehensive income (loss)                                                                      $    6,412  $   (6,900)
                                                                                                  ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                        ----------------------
                                                                                           2006        2005
                                                                                        ----------  ----------
Cash flows from operating activities
    Net income (loss)                                                                         475      (6,900)
    Adjustments to reconcile net income (loss) to net cash used in operations
        Depreciation                                                                          338         434
        Gain on disposal of fixed assets                                                     (198)         --
        Non-cash compensation expense                                                         416         131
        Non-cash interest expense, net                                                      1,513         178
        (Gain) loss on derivative instruments                                              (1,867)        285
        Loss in equity subsidiary                                                             290         944
        Gain on sale of securities of equity subsidiary                                    (7,270)         --
        Non-cash deferred rent                                                                (23)        (21)
            Change in
            Accounts receivable                                                               (27)      3,223
            Costs and estimated earnings in excess of billings on uncompleted contracts        59          71
            Inventory                                                                          (3)       (476)
            Other current assets                                                             (783)         52
            Other assets                                                                       64          66
            Accounts payable                                                                 (571)       (819)
            Accrued liabilities                                                              (904)       (197)
            Billings in excess of costs and estimated earnings on uncompleted contracts        (1)     (1,726)
                                                                                        ----------  ----------
            Net cash used in operating activities                                          (8,492)     (4,755)
                                                                                        ----------  ----------
Cash flows from investing activities
    Purchases of investment securities                                                         --      (1,241)
    Sales of restricted investment securities                                                  79         216
    Purchases of restricted investment securities                                              --         (79)
    Decrease in restricted cash                                                               755          --
    Proceeds on sale of long-term investment - Lumera                                      10,292          --
    Proceeds on sale of property and equipment                                                200          --
    Purchases of property and equipment                                                    (1,134)        (43)
                                                                                        ----------  ----------
            Net cash provided by (used in) investing activities                            10,192      (1,147)
                                                                                        ----------  ----------
Cash flows from financing activities
    Principal payments under capital leases                                                    (8)        (12)
    Principal payments under long-term debt                                                   (20)        (19)
    Increase in long term debt                                                                536          --
    Proceeds from issuance of notes and warrants                                               --       9,776
    Payments on notes payable                                                              (2,567)         --
    Increase in deferred rent                                                                 577          --
    Payment of preferred dividend                                                             (43)        (86)
                                                                                        ----------  ----------
            Net cash (used in) provided by financing activities                            (1,525)      9,659
                                                                                        ----------  ----------
Net increase in cash and cash equivalents                                                     175       3,757
Cash and cash equivalents at beginning of period                                            6,860       1,268
                                                                                        ----------  ----------
 Cash and cash equivalents at end of period                                                 7,035       5,025
                                                                                        ==========  ==========
Supplemental disclosure of cash flow information
    Cash paid for interest                                                                    294          11
                                                                                        ==========  ==========
Supplemental schedule of non-cash investing and financing activities
    Other non-cash additions to property and equipment                                        474          --
                                                                                        ==========  ==========
    Conversion of convertible debt into common stock                                          344          --
                                                                                        ==========  ==========
    Non-cash deferred offering costs                                                          166          --
                                                                                        ==========  ==========
    Value of warrants to purchase Lumera common stock                                         476          --
                                                                                        ==========  ==========

The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

1. MANAGEMENT'S STATEMENT AND PRINCIPLES OF CONSOLIDATION

Management's Statement

The Consolidated Balance Sheet as of March 31, 2006, the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2006 and March 31, 2005, and the Consolidated Statement of Cash Flows for the three months ended March 31, 2006 and March 31, 2005 have been prepared by Microvision, Inc. (the "Company") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at March 31, 2006 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the SEC. You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

At March 31, 2006, Microvision had $8.3 million in cash and cash equivalents and investment securities. Microvision will require additional capital to fund its current operating plan beyond June 2006. Microvision plans to raise additional cash to continue to fund its operating plan past that time. There can be no assurance that additional financing will be available to Microvision or that, if available, it will be available on terms acceptable to Microvision on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, Microvision will be required to limit its operations substantially. This limitation of operations may include reductions in capital expenditures and reductions in staff and operating costs.

Principles of Consolidation

Until July 2004, the consolidated financial statements included the accounts of Microvision, Inc. ("Microvision") or (the "Company") a Delaware corporation, and its majority-owned subsidiary Lumera Corporation ("Lumera"), a Delaware corporation. In July 2004, Microvision's ownership interest in Lumera was reduced to 33% as a result of Lumera completing an initial public offering of its common stock. As a result of the reduction in ownership, Microvision changed to the equity method of accounting for its investment in Lumera until January 2006. In January 2006, Microvision sold 2,550,000 shares of its Lumera common stock for $10.3 million or $4.05 per share. Microvision recorded a "gain on sale of securities of equity subsidiary" of approximately $7.3 million for the sale. As a result of the reduction in ownership, Microvision changed to the cost basis of accounting for available for sale securities for its investment in Lumera in accordance with Financial Accounting Standards Board No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115").

2. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share ("EPS") is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods. Diluted net income (loss) per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding. Potentially dilutive common stock equivalents primarily consist of convertible preferred stock, convertible debt, warrants and employee stock options. Diluted net loss per share for the three months ended March 31, 2005 is equal to basic net loss per share because the effect of potential common stock outstanding during the periods, including options, warrants and common stock underlying convertible debt and preferred stock is anti-dilutive. Basic net income per share for the three months ended March 31, 2006 is diluted by outstanding convertible securities per the table below.

The components of basic and diluted earnings per share were as follows:

                                                                      Three Months Ended
                                                                          March 31,
                                                                   --------------------------
 (in thousands, except  per share data)                                 2006          2005
                                                                   ------------  ------------
Net income (loss) available for common shareholders - basic (A)    $        331  $     (7,179)
    Dilutive effect of preferred stock                                      144
    Dilutive effect of convertible debt                                    (151)
                                                                   ------------  ------------
Net income (loss) available for common shareholders - diluted (B)  $        324  $     (7,179)
                                                                   ============  ============

Weighted-average common shares outstanding - basic (C)                   25,218        21,495
  Dilutive incremental share effect from:
   Preferred stock                                                          786
   Convertible debt                                                       2,481
   Stock options                                                              7
                                                                   ------------  ------------
Weighted-average common shares outstanding - diluted (D)                 28,492        21,495
                                                                   ============  ============

Net income (loss) per share - basic  (A/C)                         $       0.01  $      (0.33)
                                                                   ============  ============

Net income (loss) per share - diluted (A/D)                        $       0.01  $      (0.33)
                                                                   ============  ============

As of March 31, 2006 and 2005, Microvision had outstanding options and warrants to purchase 9,446,000 and 7,235,000 shares of common stock, respectively. On March 31, 2005, the following convertible securities were excluded from diluted EPS as the effect of including them would have been anti- dilutive: preferred stock convertible into 1,447,000 shares of common stock, notes payable convertible into 1,462,000 shares of common stock, and warrants and options convertible into a total of 370,000 shares of common stock.

3. INVENTORY

Inventory at March 31, 2006 and December 31, 2005 consisted of the following:

                                                                    March 31,     December 31,
                                                                       2006          2005
                                                                   ------------  ------------
Raw materials                                                     $    251,000  $    267,000
Work-in-process                                                        180,000       141,000
Finished goods                                                         331,000       351,000
                                                                   ------------  ------------
                                                                  $    762,000  $    759,000
                                                                   ============  ============

The inventory at March 31, 2006 and December 31, 2005 consisted of raw materials, work in process and finished goods for Nomad and Flic. Inventory is stated at the lower of cost or market, with cost determined on a weighted average basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, Microvision reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through normal production during the next twelve months. During the first quarter of 2006 and 2005, Microvision wrote off $30,000 and $443,000, respectively.

4. SEVERANCE ARRANGEMENTS

In February 2006, the Company terminated 16 employees or 10% of its workforce. The Company provided salary continuation for these employees of 5 to 19 weeks depending on level and years of service. During the three months ended March 31, 2006, the Company recorded expense of $493,000 relating to the severance agreements for these employees. The Company paid $291,000 in severance costs during the three months ended March 31, 2006 and expects to pay the remainder of the severance costs during the three months ended June 30, 2006.

5. SHARE-BASED COMPENSATION

Share-based Compensation Prior to Adopting Statement of Financial Accounting Standards No. 123, as revised December 2004 ("FAS 123(R)") on January 1, 2006

Prior to January 1, 2006 the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related amendments and interpretations including the Financial Accounting Standards Board (FASB) Interpretation Number ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation," and complied with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18.

If compensation expense for employee and director options had been determined using the fair values at the grant dates consistent with the methodology prescribed under SFAS No. 123, the Company's consolidated net loss available to common shareholders and associated net loss per share would have increased to the pro forma amounts shown below (in thousands):

                                                                        Three Months
                                                                           Ended
                                                                         March 31,
                                                                        ------------
                                                                            2005
                                                                        ------------

Net loss available for common shareholders, as reported                $     (7,179)

Add:  Stock-based employee compensation expense included
  in net loss available for common shareholders,
  as reported, net of minority interest                                          21

Deduct: Stock-based employee compensation expense determined under
    fair value based method for all awards, net of minority interest           (575)
                                                                        ------------

Net loss available for common shareholders, pro forma                  $     (7,733)
                                                                        ============
Net loss per share (basic and diluted):
  As reported                                                          $      (0.33)
                                                                        ============

  Pro Forma                                                            $      (0.36)
                                                                        ============

Basic and diluted weighted-average common shares outstanding                 21,495
                                                                        ============

Adoption of FAS 123(R)

The Company adopted Statement of Financial Accounting Standards No. 123, as revised December 2004 ("FAS 123(R)") effective January 1, 2006. FAS 123(R) requires all employee share-based awards granted after the effective date to be valued at fair value, and to be expensed over the applicable vesting period. In addition, companies must begin recognizing compensation expense related to any awards that are not fully vested as of the adoption date. Compensation expense for such unvested employee awards will be measured based on the fair value of the awards as previously calculated and interperiod attribution method used in developing the pro forma disclosures in accordance with the provisions of FAS 123. The valuation of and accounting for share-based awards include a number of complex and subjective estimates. These estimates include, but are not limited to, the future volatility of our stock price, future employee stock option exercise behaviors and future employee terminations.

The Company adopted the Modified Prospective Application ("MPA") method to account for the transition from Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees ("APB 25") and FAS 123 (Proforma) to FAS 123(R). As prescribed by MPA, the Company will not restate prior period financial statements. Under guidance contained in APB 25 and FAS 123 (Proforma), the Company has accounted for award forfeitures as they occur. Under FAS 123(R), the Company estimates the forfeiture rate on the grant date and adjusts the estimate through the vesting date. The Company has made a policy decision to change its share-based compensation expense attribution method for grants made on or after the adoption date using the straight-line method. The expense attribution method under Financial Accounting Standards Board Interpretation No. 28 ("FIN28") will continue to be applied for outstanding grants not vested as of the FAS 123(R) adoption date. Upon adopting FAS 123(R), the Company reversed $85,000 of unamortized deferred compensation as of December 31, 2005 against common stock additional paid in capital.

As a result of adopting FAS 123(R), the Company's net income for the three months ended March 31, 2006 was $416,000 lower than had it continued to account for share-based employee compensation under APB 25. In addition, basic and diluted earnings per share were lower by $0.02 per share.

The share-based compensation cost charged against income was $416,000 and $131,000 for the three months ended March 31, 2006 and 2005, respectively.

Description of Stock Option Plans

The Company currently has two stock option plans ("Option Plans") that have been approved by the shareholders. Both option plans are administered by the Board of Directors, or its designated committee ("Plan Administrator"), and provide for option grants as determined by the Plan Administrator.

The 1996 Stock Option Plan ("1996 Option Plan") has 8.0 million shares authorized and permits granting nonqualified stock options ("NSOs") and incentive stock options ("ISOs") to employees, officers and certain non- employees of the Company. Awards granted under the 1996 Option Plan and to employees under non-qualified stock option agreements generally have the following provisions: exercise prices greater than or equal to the Company's stock price on the date of grant; vesting periods ranging from three years to four years; expiration 10 years from the date of grant; and optionees who terminate their service after vesting have limited time to exercise their options (typically three to twelve months). The Company also has options outstanding granted to employees under various non-qualified stock option agreements (included in the term "Option Plans"). Shares of common stock issued upon exercise of options issued under the Option Plan are new shares previously registered for sale with the SEC. The Company generally issues option awards under the Option Plans with at-market exercise prices on the date of grant which vest 25% on each anniversary date provided that the optionee remains employed by the company.

The Independent Director Stock Option Plan ("Director Option Plan") has 900,000 shares authorized and permits granting NSOs to independent directors of the Company. Under the Independent Director Option Plan, Directors receive a fully vested option to purchase 15,000 shares upon initial election or appointment to the Board of Directors, and an annual initial or reelection option to purchase 15,000 shares. The grants are awarded with the following terms: exercise price equal to the Company's stock price on the date of grant; vesting the earlier of one year or the day before the next regularly scheduled annual shareholder meeting; expiration 10 years from the date of grant, and vested grants remain exercisable until their expiration dates if a Director leaves the board.

Options Valuation Methodology and Assumptions

The Company uses the Black-Scholes option valuation model to determine the fair value of the options and uses the closing price of its common stock as the fair market value of its stock on that date.

The Company considers historical stock price volatility, volatilities of similar companies and other factors in determining its estimates of future volatility.

The Company follows the guidance provided by Staff Accounting Bulletin No. 107 ("SAB 107") for estimating "plain vanilla" option lives. For other options the Company uses historical lives, including post-termination exercise behavior, publications, comparable company estimates, and other factors as the basis for estimating expected lives.

Risk free rates are based on the US Treasury Yield Curve as published by the US Treasury.

The following table summarizes the weighted average valuation assumptions and weighted average grant date fair value of options granted during the periods shown below:

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                              2006       2005
                                                            ---------  ---------
Assumptions
Weighted average volatility                                       67%        75%
Expected term (in years)                                    5.25-6.25      4.00
Risk-free rate                                                   4.6%       3.8%
Expected dividends                                                --         --
Weighted average estimated forfeiture rate                       5.0%       n/a
Weighted average grant date fair value of options granted  $    1.89  $    3.52

Options Activity and Positions

The following table summarizes activity and positions with respect to options for the three months ended March 31, 2006:

                                                                 Weighted-
                                                                  Average
                                                      Weighted   Remaining
                                                       Average  Contractual   Aggregate
                                                      Exercise      Term      Intrinsic
Options                                  Shares         Price     (years)       Value
---------------------------------------- -----------  --------- ------------  ----------
Outstanding at December 31, 2005          5,320,000  $   11.09
Granted                                      71,000       3.03
Exercised                                        --         --
Forfeited or expired                        (64,000)      6.40
                                         -----------
Outstanding as of March 31, 2006          5,327,000  $   11.04          6.6  $   11,700
                                         ===========  ========= ============  ==========

Vested and expected to vest as of
March 31, 2006                            5,225,000  $   11.12          6.6      11,408
                                         ===========  ========= ============  ==========

Exercisable as of March 31, 2006          4,616,000  $   11.74          6.3  $    5,850
                                         ===========  ========= ============  ==========

The total intrinsic value of options exercised during the three month period ended March 31, 2005 was $1,000.

As of March 31, 2006, the Company's unamortized share-based compensation was $1.2 million. Excluding the effect of the currently open tender offer, the Company expects to amortize this share-based compensation cost over the next 1.4 years.

In July 2005, the Company granted options to purchase an aggregate of 300,000 shares of common stock at an exercise price of $5.32 to an executive officer. The exercise price of the options was less than the fair market value of the shares on the date of grant. According to guidance in Accounting Principles Bulletin No. 25 ("APB 25"), the Company recorded $144,000 of deferred compensation and amortized $59,000 to compensation expense related to these options in 2005. Upon adopting FAS 123(R) on January 1, 2006, the Company reversed the remaining unamortized deferred compensation of $85,000 to common stock additional paid in capital.

In February 2006, the Board of Directors approved the immediate vesting of options to purchase 30,000 shares that had been issued to two independent directors. The directors subsequently resigned from the Board of Directors. The Company determined that the accelerated vesting was a modification of an award with a service vesting condition. The total fair value of the modified options was measured as the value of the original grant plus the value of the modified grants on the modification date. On the modification date, the total value of the modified awards was estimated to be $53,000, of which $48,000 was previously amortized, and the remaining value of $5,000 was immediately expensed as compensation cost.

In June 2004, the Company granted its independent directors options to purchase an aggregate of 90,000 shares of common stock at an exercise price of $8.35. The exercise price of the options was less than the fair market value of the shares at the date of grant. According to guidance in APB 25, the Company recorded $81,000 of deferred compensation related to these options. The deferred compensation was amortized to non-cash compensation expense over the one-year service period of the grants. Deferred compensation expense of $35,000, under APB 25, was recorded in 2005.

6. LONG-TERM NOTES

Convertible Notes

The following table summarizes the activity related to the Company's convertible notes in 2006:

                                                                                             Embedded    Common
                                                                                            derivative  stock and
                                                                        Notes    Warrants    feature      APIC
                                                                      ---------  ---------  ----------  ---------
Balances at December 31, 2005                                        $   9,343  $   3,452  $    1,368  $   5,721
Principal payments on notes                                             (2,867)                              300
Discount accretion for the three months ended March 31, 2006             1,483
Changes in market value for the three months ended March 31, 2006                  (1,024)       (946)
                                                                      ---------  ---------  ----------  ---------
Balance of notes at March 31, 2006                                   $   7,959  $   2,428  $      422  $   6,021
                                                                      =========  =========  ==========  =========

In January 2006, the note holders converted 14,000 and 91,000 shares of the Company's common stock related to $44,000 and $300,000 of accrued dividends and principal payments on the Company's convertible notes, respectively.

In March 2006, the Company made a scheduled cash payment totaling $2.9 million for $2.6 million principal and $290,000 accrued interest on its convertible notes.

Tenant Improvement Loan Agreement

In February 2006, the Company entered into a loan agreement with the lessor of the Company's corporate headquarters to finance $536,000 in tenant improvements. The loan carries a fixed interest rate of 9% per annum, is repayable over the initial term of the lease, which expires in 2013, and will be secured by a letter of credit. The balance of the loan was $536,000 at March 31, 2006.

7. ACCOUNTING FOR LUMERA

Investment Securities, Available-for-sale

In February 2006, Microvision sold 2,550,000 million shares of its Lumera common stock for $10.3 million or $4.05 per share. Microvision recorded a "gain on sale of securities of equity subsidiary" of approximately $7.3 million. As a result of the reduction in ownership, Microvision changed to the cost basis of accounting for its investment in Lumera in accordance with FAS 115.

Subsequent to the sale of its Lumera securities, Microvision owns 2.1 million shares of Lumera common stock, recorded at fair market value, of which 1.75 million are pledged as collateral for the convertible notes. The shares pledged as collateral are recorded as "Current restricted investments" and the unrestricted balance is recorded at "Investment securities, available-for-sale".

The fair market value of the Lumera securities, both available-for-sale and currently restricted, was $8,392,000 as of March 31, 2006. On March 31, 2006, these securities were composed of the following:

                                                  Gross       Gross     Estimated
                                                Unrealized  Unrealized     Fair
                                       Cost       Gains       Losses      Value
                                     ---------  ----------  ----------  ----------
Securities in Lumera common stock   $   2,455  $    5,937  $       --  $    8,392
                                     ---------  ----------  ----------  ----------
                                    $   2,455  $    5,937  $       --  $    8,392
                                     =========  ==========  ==========  ==========

Warrants

In connection with the change in accounting method, the Company recorded $476,000 in "Other current assets" for the fair value of warrants previously received to purchase 170,500 shares of Lumera common stock. On the transaction date, the warrants were valued using the Black Scholes option-pricing model with the following assumptions: expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.55%; and contractual life of 5.1 years.

At March 31, 2006, the warrants were revalued using the Black Scholes option-pricing model with the following assumptions; expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.55%; and contractual life of 5.0 years. The fair value of the warrants decreased to $373,000 and the change in value of $103,000 was recorded as a non-operating loss and is included in "Gain (loss) on derivative instruments" in the consolidated statement of operations.

8. REPORTING SEGMENTS

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Microvision has two reportable segments: the contract revenue derived from the development of custom prototypes and products, and the product revenue derived from sales of Microvision products. Our chief operating decision-making group evaluates performance based on financial information presented on a consolidated basis accompanied by information about revenues and gross margins by segments. Both segments share in research and development and marketing, selling and administrative costs that are not allocated to the segments. Except for fixed assets associated with production, the Company's assets are not allocated to the segments. Therefore, segment information is presented only for revenue and cost of revenue.

9. SUBSEQUENT EVENTS

Stock Option Exchange

On April 18, 2006, the Company filed with the Securities and Exchange Commission a tender offer providing current employees the opportunity to exchange all "Eligible Options" to purchase common stock for new options. As of the offer date, there were 2,317,000 Eligible Options outstanding. Subject to the terms of the tender offer, the Company anticipates that the new options will be granted on May 17, 2006 with the exercise price of the new options equal to the closing price of Microvision common stock on the grant date. New options will immediately vest 25% on the grant date and 25% on each subsequent annual anniversary. New options will have the same expiration date as the Eligible Options exchanged. The tender offer will not result in the acceleration of vesting of any options.

The Company plans to adjust the exercise price of certain options not subject to the tender offer to the same exercise price as the options issued pursuant to the tender offer.

The financial accounting treatment of the tender offer is guided by FAS 123(R). Options which are exchanged in this offer will be valued on the date of grant. The company cannot make a reasonable estimate of the financial statement expense prior to the date of grant due to the significant potential variability of key valuation inputs. The amount of the expense is dependant upon the regrant exercise price, Company stock price, the number of options tendered, and lives of the modified awards. The Company will recognize, as a non-cash expense, the incremental fair value of the modified awards, determined on the modification date, over the value of the option prior to modification. Such incremental expense will be recognized on a straight line basis over the applicable remaining service periods.

Preferred Stock Conversion

On May 3, 2006, the Company entered into an agreement ("Conversion Agreement") with the holders of its Series A Convertible Preferred Stock (the "Preferred Stock"). Under the agreement, the holders converted 5,000 shares of Preferred Stock. As consideration for the conversion, the Company issued a total of 1,353,066 shares of its common stock, $.001 par value, of which 565,000 shares were issued as an inducement to convert ("Incentive Shares"). In connection with the conversion, the Company entered into a Registration Rights Agreement with respect to the Incentive Shares. If the 45 day trailing volume weighted average price of the Company's stock is less than $3.62 on the 45th trading day after the effective date of the registration statement, the Company must pay the difference between the average and $3.62 with respect to any of the Incentive Shares issued pursuant to the Conversion Agreement that were sold by the holder during the period. Although the Company has not finalized the accounting for this recently initiated transaction, it expects to record a conversion inducement charge in the Consolidated Statement of Operations during the quarter ended June 30, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information set forth in this report in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 3, "Quantitative and Qualitative Disclosure about Market Risk," includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by that section. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of Microvision, as well as assumptions relating to the foregoing. The words "believe," "expect," "will," "anticipate," "estimate," "project," "plan," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Factors that could cause results to differ materially from those projected or implied in the forward- looking statements are set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, as updated below under the caption "Item 1A - Risk Factors."

Overview

Microvision, Inc. ("Microvision" or the "Company") designs and markets scanned beam display and image capture products. The Company is developing a modular integrated photonics module that is expected to be a common integrated subsystem in future display products. The integrated photonics module consists of a MEMS scanner, electronics to drive the MEMS scanner, a light source module, and electronics to drive the video input and output, system controller and buffer memory component. The Company believes that the modular integrated photonics module could be readily modified to meet OEM product requirements for different display product configurations. These product configurations may require modification of the integrated photonics module for a specific OEM product. The Automotive Head-Up Display, Pico Projector and Color Eyeware are potential products the Company is planning to develop based on the integrated photonics module.

Automotive Head-Up Display

Microvision continues to improve upon its prototype head-up displays for automotive manufacturers and Tier 1 suppliers to automotive companies. These prototypes demonstrate that scanned beam display technology can be used in a head-up display that projects a day-light or night-time readable image onto the windscreen of an automobile to provide the vehicle operator with a variety of information related to the car's operation. The Company believes that its technology provides three distinct advantages over competing technologies for head- up display applications:

  Form Factor - The Microvision prototype display is less than half the size of current competitive offerings. Total package size is a primary consideration in the design of an instrument panel for an automobile.
  Contrast Ratio - The Microvision prototype has a contrast ratio an order of magnitude higher than current competitive offerings. The high contrast ratio allows the driver to see the display in bright daylight and see through the display at night.
  Installation Cost - The Microvision prototype can be electronically optimized to the unique curvature of a particular automobile's windshield. The current competitive offerings must be manually adjusted during installation to match the varying curvature tolerances of different windshields.

Microvision's goal is to enter into an agreement with at least one Tier 1 supplier to develop and manufacture a head -up display during 2006. The Tier 1 supplier would work with Microvision and the automobile manufacturers to integrate Microvision's head-up display into an automotive instrument panel.

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
  Look-around or see-through display: In this configuration, the user could view a full screen display in see- through or occluded mode. This configuration would be suitable for viewing longer pieces of streaming video for entertainment or business applications.
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

The following is a description of our current and prospective imaging products.

Flic

Microvision sells the Flic laser bar code scanner, a hand held laser bar code scanner and the Flic Cordless Scanner, a Bluetooth version of the Flic Scanner. Flic Scanners feature a proprietary design that provides for lower power consumption and total operating cost than many other bar code scanners currently available. Microvision expects the sales volume for Flic Scanner will grow as more companies release products incorporating the Flic.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Contract Revenue. The Company earns contract revenue from performance on development contracts with the United States government and commercial customers. Contract revenue in the three months ended March 31, 2006 decreased by $1.6 million, or 47%, to $1.8 million from $3.4 million in the same period in 2005. For the three months ended March 31, 2006, 83% of contract revenue was derived from performance on development contracts with the United States government and 17% from performance on development contracts with commercial customers. For the three months ended March 31, 2005, 37% of contract revenue was derived from performance on development contracts with the United States government and 63% from performance on development contracts with commercial customers.

Contract revenue is dependent upon the timing and value of contracts the Company has entered into and the availability of technical resources to perform work on the contracts. Contract revenue was lower during the three months ended March 31, 2006 than the same period in 2005, due to lower beginning commercial contract backlog and the allocation of additional resources to internally funded development projects.

The Company believes that, as long as most of its revenue is earned from performance on development contracts, there may be a high degree of variability in revenue from quarter to quarter.

Microvision's backlog of development contracts at March 31, 2006 was $1.3 million. All development contracts in backlog are scheduled for completion and delivery during the next twelve months. Microvision's backlog of development contracts at March 31, 2005 was $4.7 million.

Product Revenue. Microvision earns product revenue from sales of Nomad and Flic. Product revenue in the three months ended March 31, 2006 increased by $91,000, or 15%, to $691,000 from $600,000 in the same period in 2005. For the three months ended March 31, 2006, 95% of product revenue was derived from the sales of Flic units and 5% from sales of Nomad units. For the three months ended March 31, 2005, 65% product revenue was derived from Flic sales and 35% from sales of Nomad units.

Quarterly revenue may vary substantially due to the timing of product orders from customers, production constraints and raw material availability.

The backlog of product orders at March 31, 2006 was approximately $92,000, compared to $302,000 at March 31, 2005 all of which is scheduled for delivery during the next twelve months.

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

Cost of contract revenue for the three months ended March 31, 2006 decreased by $677,000, or 37%, to $1.2 million from $1.8 million in the same period in 2005. Total direct costs for the three months ended March 31, 2006 decreased by 50% from the same period in 2005. The total direct labor component of direct costs for the three months ended March 31, 2006 decreased by 42% from the same period in 2005.

Research and development overhead is allocated to both cost of contract revenue and research and development expense based on the proportion of direct labor cost incurred in cost of contract revenue and research and development, respectively. As a result of the lower direct labor cost in cost of contract revenue partially offset by the effect of a higher overhead rate for the three months ended March 31, 2006, approximately 19% less overhead was allocated to cost of contract revenue than in the same period in 2005.

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

Cost of product revenue for the three months ended March 31, 2006 increased by $144,000 or 13%, to $1.3 million from $1.2 million in the same period in 2005.

Manufacturing overhead, which includes the costs of procuring, inspecting and storing material and direct and indirect facility and depreciation costs, is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the proportion of direct material purchased for the respective activity. During the three months ending March 31, 2006, the Company expensed approximately $272,000 of manufacturing overhead associated with production capacity in excess of production requirements.

Cost of product revenue for the three months ended March 31, 2006 and 2005 includes the write-off of $30,000 and $443,000 of inventory, respectively. The write-offs were due to changes in product design and customer demand that caused components and accessories to become obsolete or slow-moving. Microvision values inventory at the lower of cost or market. Microvision also reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be utilized through normal production during the next 12 months.

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

Research and Development Expense. Research and development expense consists of:

  Compensation related costs of employees and contractors engaged in internal research and product development activities,
  Laboratory operations, outsourced development and processing work, and
  Other operating expenses

Research and development expense in the three months ended March 31, 2006 increased by $270,000, or 14%, to $2.2 million from $1.9 million in the same period in 2005. Research and development expense for the three months ended March 31, 2006 includes $286,000 in severance cost, and $74,000 in cost associated with the adoption of FASB 123R.

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

Sales, Marketing, General and Administrative Expense. Sales, marketing, general and administrative expenses include compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

Sales, marketing, general and administrative expenses in the three months ended March 31, 2006 increased by $73,000, or 2%, to $4.74 million from $4.67 million in the same period in 2005. The increase in sales, marketing, general and administrative expense is primarily attributable to a $211,000 increase in non-cash compensation cost arising from adopting FAS 123(R) in January 2006 and $207,000 in severance costs in 2006.

Microvision expects sales, marketing, general and administrative expenses to increase, commensurate with increases in revenue, in future periods as Microvision:

  Adds to its sales and marketing staff,
  Makes additional investments in sales and marketing activities, and
  Increases the level of corporate and administrative activity.

Interest expense. Interest expense in the three months ended March 31, 2006 increased $1.6 million or 854% to $1.8 million from $191,000 in the same period in 2005. This increase in interest expense relates to the amortization of the discount recorded on the March 2005 and December 2005 convertible Notes, (together "the Notes") for value attributed to the embedded derivative feature of the Notes and warrants, as well as the stated interest on the Notes. The Company expects interest expense will be substantially higher than in previous periods as a result of these transactions.

Gain (loss) on derivative instruments. In connection with the issuance of the Company's March Notes and December Notes, the Company concluded that the note holders' right to convert all or a portion of the notes into Microvision common stock is an embedded derivative instrument as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The value of the derivative feature is determined at each balance sheet date using the Black Scholes option-pricing model. For March 31, 2006, the Company used the following assumptions: expected volatility of 58%; expected dividend yield of 0%; risk free interest rates ranging from 4.49% to 4.65%; and contractual life of three to twelve months, which corresponds to the principal repayment dates in valuing the derivative features. Due to change in the stock price and remaining life, the fair value of the embedded derivative instrument decreased to $422,000 at March 31, 2006. The change in value of $946,000 was recorded as a non-operating gain and is included in "Gain (loss) on derivative instruments" in the consolidated statement of operations.

The Company issued warrants to purchase 2,302,000 shares of common stock in connection with the issuance of the March Notes and the December Notes. The warrants met the definition of a derivative instrument that must be accounted for as a liability under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because the Company cannot engage in certain corporate transactions affecting the common stock unless it makes a cash payment to the holders of the warrants. Changes in the fair value of the warrants are recorded in the statement of operations each period. As of March 31, 2006, the warrants were valued using the Black Scholes option-pricing model with the following assumptions: expected volatilities of between 61% and 66%; expected dividend yield of 0%; risk free interest rates ranging from 4.55% to 4.59%; and contractual lives ranging from 2.3 years to 4.7 years. The change in value of the warrants of $1,024,000 for the three months ended March 31, 2006 was recorded as a non-operating gain and is included in "Gain (loss) on derivative instuments" in the consolidated statement of operations.

In February 2006, Microvision sold 2,550,000 million shares of its Lumera common stock for $10.3 million or $4.05 per share. Microvision recorded a "gain on sale of securities of equity subsidiary" of approximately $7.3 million. As a result of the reduction in ownership, Microvision changed to the cost basis of accounting for its investment in Lumera in accordance with FAS 115.

In connection with the change in accounting method, the Company recorded $476,000 in "Other current assets" for the fair value of warrants previously received to purchase 170,500 shares of Lumera common stock. On the transaction date, the warrants were valued using the Black Scholes option-pricing model with the following assumptions: expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.55%; and contractual life of 5.1 years.

At March 31, 2006, the warrants were revalued using the Black Scholes option-pricing model with the following assumptions; expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.55%; and contractual life of 5.0 years. The fair value of the warrants decreased to $373,000 and the change in value of $103,000 was recorded as a non-operating loss and is included in "Gain (loss) on derivative instruments" in the consolidated statement of operations.

Loss on investment equity subsidiary/Gain on Sale of Securities of Equity Subsidiary. In February 2006, Microvision sold 2,550,000 shares of its Lumera common stock at $4.05 per share. The total proceeds from the sales were $10.3 million. The sales price was higher than the average carrying value of the shares and the Company recognized $7.3 million as a "gain on sale of securities of equity subsidiary" during the three months ended March 31, 2006. As a result of the reduction in ownership, Microvision changed to the cost basis of accounting for its investment in Lumera in January 2006. The Company recorded its proportionate share of Lumera losses prior to the sale in February 2006. The Company recorded a charge of $290,000 for its proportion of Lumera net loss for the one month period preceding the sale and change in accounting method.

Non-cash Beneficial Conversion Feature of Preferred Stock. In September 2004, Microvision raised $10.0 million before issuance costs of $90,000 from the sale of 10,000 shares of convertible preferred stock and a warrant to purchase 361,795 shares of common stock. The beneficial conversion feature on Preferred Stock arose when the effective conversion price of the convertible preferred stock was less than the closing price of Microvision's common stock on the date of commitment to purchase the preferred stock. It was measured as $1.2 million, was recorded to additional paid-in capital, and is recorded as a deemed dividend to preferred stockholders (accretion) over the stated life of the preferred stock, which is three years.

Accretion for the three months ended March 31, 2006 decreased $92,000, or 48%, from $193,000 in the same period in 2005. Stated dividends decreased $43,000, or 50%, from $86,000 in the same period in 2005.

Liquidity and Capital Resources

The Company has funded operations to date primarily through the sale of common stock, convertible preferred stock, convertible debt, warrants and, to a lesser extent, from development contract revenues and product sales. Microvision believes that its current cash and cash equivalents, and investments available-for-sale balance as of March 31, 2006 totaling $8.3 million will satisfy its budgeted cash requirements beyond June 2006 based on its current operating plan. Microvision will require additional financing to fund its current operating plan beyond June 2006. Microvision owns 322,000 shares of Lumera common stock that have not been pledged as security on the Company's Notes. Based on the May 1, 2006 closing price of $3.78, the Lumera shares have a market value of $1,217,000. The Company has hired an investment bank to assist in its plans to raise additional cash to continue to fund its operating plan past that date. There can be no assurance that additional financing will be available to Microvision or that, if available, it will be available on terms acceptable to Microvision on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, Microvision will be required to limit its operations substantially. This limitation of operations may include reduction in capital expenditures, as well as reductions in staff and operating costs.

Cash used in operating activities totaled $8.5 million during the three months ended March 31, 2006, compared to $4.8 million during the same period in 2005. Cash used in operating activities for each period resulted primarily from the net loss before gains on sale of securities of equity subsidiary for the three months ended March 31, 2006 and from net loss for the same period in 2005.

Inventory increased by $3,000 to $762,000 at March 31, 2006 from $759,000 at December 31, 2005. The Company had previously made commitments to purchase certain minimum quantities based on the economic order quantities, sales forecast and the availability of raw materials. The Company values inventory at the lower of cost or market with cost determined on a weighted average cost basis. The following table shows the composition of the inventory at March 31, 2006 and December 31, 2005, respectively:

                                                                    March 31,     December 31,
                                                                       2006          2005
                                                                   ------------  ------------
Raw materials                                                     $    251,000  $    267,000
Work-in-process                                                        180,000       141,000
Finished goods                                                         331,000       351,000
                                                                   ------------  ------------
                                                                  $    762,000  $    759,000
                                                                   ============  ============

Cash provided by investing activities totaled $10.2 million during the three months ended March 31, 2006, compared to cash used in investing activities of $1.1 million during the same period of 2005. The increase is primarily due to $10.3 million proceeds from the sale of Lumera securities owned by the Company in February 2006.

In addition, the Company used cash of $1.1 million for capital expenditures during the three months ended March 31, 2006, compared to $43,000 during the same period in 2005. Capital expenditures include leasehold improvements to leased office space and computer hardware and software, laboratory equipment and furniture and fixtures to support operations.

Cash used in financing activities totaled $1.5 million during the three months ended March 31, 2006, compared to cash provided by financing activities of $9.7 million during the same period in 2005. The decrease is attributable to $9.8 million cash provided by issuing the March 2005 Notes offset by principal payments totaling $2.6 million on the March and December 2005 notes in March 2006.

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

Cash and cash equivalents were $7,035,000 as of March 31, 2006.

Microvision owns 2,072,000 shares of Lumera common stock, of which 1,750,000 are pledged as collateral for the Company's March and December 2005 Notes. Based on Lumera's closing stock price on May 1, 2006 of $3.78 per share, the market value of Microvision's investment in Lumera common stock is $7.8 million, and the market value of the unpledged shares of Lumera common stock is $1.2 million. The market price of Lumera's common stock is subject to fluctuations based on Lumera's financial performance and overall market conditions.

Presently, all of the Company's development contract payments are denominated in U.S. dollars and, consequently, the Company believes it has no material foreign currency exchange rate risk. However, in the future Microvision may enter into development contracts or product sales in foreign currencies that may subject Microvision to foreign exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and, based on this evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1A - RISK FACTORS

Except as disclosed below, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Risk Factors Relating to the Microvision Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

  As of March 31, 2006, we had an accumulated deficit of $215.2 million.
  We incurred consolidated net losses of $154.3 million from inception through 2003, $33.2 million in 2004, $28.2 million in 2005 and consolidated net income of $475,000 in the three months ended March 31, 2006.

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

Based on our current operating plan and budgeted cash requirements, we expect our cash to fund operations beyond June 2006. We will require additional capital to continue to fund our operations, including to:

  Further develop the scanned beam technology.
  Develop and protect our intellectual property rights.
  Fund long-term marketing and business development opportunities; and
  Add manufacturing capacity.

The Company can raise limited additional cash through the sale of its Lumera common stock in the public market under Rule 144 of the Securities Act of 1933 or through a private placement. As of May 1, 2006, Microvision owns approximately 322,000 shares of Lumera common stock that have not been pledged as collateral for the Company's convertible notes issued as of March 11, 2005 and December 1, 2005. Based on the May 1, 2006 closing price of $3.78, the Lumera shares that have not been pledged as collateral have a market value of approximately $1.2 million. The Company may be deemed to be an affiliate of Lumera. Under Rule 144 of the Securities Act, an affiliate is entitled to sell within any three-month period a number of shares of Lumera common stock that does not exceed the greater of 1% of the then outstanding shares of Lumera common stock or the average weekly trading volume of Lumera common stock on the NASDAQ National Market during the four calendar weeks preceding the filing of a notice of the sale on Form 144. The immediate sale of Lumera stock in the public market could have a negative impact on the Lumera stock price.

Our capital requirements will depend on many factors, including, but not limited to, the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce products incorporating the scanned beam and image capture technologies and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if the level and mix of revenues vary from anticipated amounts and allocations or if expenses exceed the amounts budgeted, we may require additional capital earlier than June 2006 to further the development of our technologies, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. In addition, our operating plan provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by us.

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

MICROVISION, INC.
Date: May 10, 2006	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2006	BY:	/s/ Jeff Wilson
Jeff Wilson
Chief Financial Officer (Principal Financial Officer)

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