Form 10-Q
period 2006-06-30
MICROVISION INC
filed 2006-08-04
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(425) 936-6847
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

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) . YES    ☐        NO    ☒

      As of July 10, 2006, 38,146,000 shares of the Company's common stock, $0.001 par value, were outstanding.

Microvision, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

                                                                                                                June 30,      December 31,
                                                                                                                  2006           2005
                                                                                                              -------------  -------------
Assets
Current assets
   Cash and cash equivalents                                                                                 $      21,137  $       6,860
   Investment securities, available-for-sale                                                                           927             --
   Accounts receivable, net of allowances of $313 and $264                                                             812          1,380
   Costs and estimated earnings in excess of billings on uncompleted contracts                                         559          1,204
   Inventory                                                                                                           721            759
   Current restricted investments                                                                                    5,040          1,856
   Other current assets                                                                                              2,230          1,512
                                                                                                              -------------  -------------
   Total current assets                                                                                             31,426         13,571

Investment in Lumera                                                                                                    --          3,582
Property and equipment, net                                                                                          4,061          2,902
Restricted investments                                                                                               1,268          1,000
Restricted investment in Lumera                                                                                         --          2,184
Other assets                                                                                                            58            124
                                                                                                              -------------  -------------
   Total assets                                                                                              $      36,813  $      23,363
                                                                                                              =============  =============

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Shareholders' Equity (Deficit)
Current liabilities
   Accounts payable                                                                                          $       1,118  $       2,328
   Accrued liabilities                                                                                               3,870          4,513
   Billings in excess of costs and estimated earnings on uncompleted contracts                                          50             51
   Liability associated with common stock warrants                                                                   1,134          3,452
   Current portion of notes payable                                                                                  6,706          7,896
   Current portion of capital lease obligations                                                                         32             32
   Current portion of long-term debt                                                                                    57             22
                                                                                                              -------------  -------------
   Total current liabilities                                                                                        12,967         18,294
Notes payable, net of current portion                                                                                   --          1,447
Liability associated with embedded derivative feature                                                                  782          1,368
Capital lease obligations, net of current portion                                                                       90            105
Long-term debt, net of current portion                                                                                 488             --
Deferred rent, net of current portion                                                                                1,702          1,492
                                                                                                              -------------  -------------
   Total liabilities                                                                                                16,029         22,706
                                                                                                              -------------  -------------
Commitments and contingencies

Mandatorily redeemable convertible preferred stock, par value $.001; 25,000 shares authorized;
  0 and 5 shares issued and outstanding (Liquidation preference of $0 and $5,000)                                       --          4,166
                                                                                                              -------------  -------------
Shareholders' equity (deficit)
   Common stock, par value $.001; 73,000 shares authorized;
     37,346 and 25,138 shares issued and outstanding                                                                    37             25
   Additional paid-in capital                                                                                      241,288        212,993
   Deferred compensation                                                                                                --            (85)
   Receivables from related parties, net                                                                              (792)          (792)
   Accumulated other comprehensive income                                                                            3,512             --
   Accumulated deficit                                                                                            (223,261)      (215,650)
                                                                                                              -------------  -------------
   Total shareholders' equity (deficit)                                                                             20,784         (3,509)
                                                                                                              -------------  -------------
   Total liabilities, and shareholders' equity (deficit)                                                     $      36,813  $      23,363
                                                                                                              =============  =============

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)

                                                                               Three Months Ended      Six Months Ended
                                                                                   June 30,                June 30,
                                                                             ----------------------  ----------------------
                                                                                2006        2005        2006        2005
                                                                             ----------  ----------  ----------  ----------
Contract revenue                                                            $    1,335  $    3,682  $    3,116  $    7,064
Product revenue                                                                    571       1,043       1,262       1,643
                                                                             ----------  ----------  ----------  ----------
    Total revenue                                                                1,906       4,725       4,378       8,707
                                                                             ----------  ----------  ----------  ----------
Cost of contract revenue                                                           999       1,668       2,150       3,496
Cost of product revenue                                                          1,681       2,217       2,975       3,367
                                                                             ----------  ----------  ----------  ----------
    Total cost of revenue                                                        2,680       3,885       5,125       6,863
                                                                             ----------  ----------  ----------  ----------
Gross margin                                                                      (774)        840        (747)      1,844
                                                                             ----------  ----------  ----------  ----------
Research and development expense (inclusive of non-cash compensation expense of $135 and $0 for the three months and $209 and $0 for the
    six months ended June 30, 2006)                                              2,307       2,037       4,461       3,921
Sales, marketing, general and administrative expense (inclusive of non-cash compensation expense of $430 and $125 for the three
    months and $773 and $256 for the six months ended June 30, 2006)             4,675       4,641       9,414       9,307
Gain on disposal of fixed assets                                                    --          --        (198)         --
                                                                             ----------  ----------  ----------  ----------
    Total operating expenses                                                     6,982       6,678      13,677      13,228
                                                                             ----------  ----------  ----------  ----------
Loss from operations                                                            (7,756)     (5,838)    (14,424)    (11,384)
Interest income                                                                    119          68         248         125
Interest expense                                                                (1,636)       (879)     (3,458)     (1,070)
Gain on derivative instruments,net                                               1,187       1,343       3,054       1,058
Other expense                                                                       --         (12)        (11)         (3)
                                                                             ----------  ----------  ----------  ----------
Net loss before equity subsidiary transactions                                  (8,086)     (5,318)    (14,591)    (11,274)

Loss on investment in equity subsidiary                                             --        (934)       (290)     (1,878)
Gain on sale of securities of equity subsidiary                                     --       1,570       7,270       1,570
                                                                             ----------  ----------  ----------  ----------
Net loss                                                                        (8,086)     (4,682)     (7,611)    (11,582)

Less: Stated dividend on mandatorily redeemable convertible preferred stock        (16)        (88)        (59)       (174)
       Accretion to par value of preferred stock                                   (37)       (198)       (138)       (391)
       Inducement for conversion of preferred stock                             (3,076)         --      (3,076)         --
                                                                             ----------  ----------  ----------  ----------
Net loss available for common shareholders                                  $  (11,215) $   (4,968)    (10,884)    (12,147)
                                                                             ==========  ==========  ==========  ==========

Net loss per share - basic and diluted                                      $    (0.38) $    (0.23) $    (0.40) $    (0.57)
                                                                             ==========  ==========  ==========  ==========

Weighted-average shares outstanding - basic and diluted                         29,192      21,481      27,216      21,488
                                                                             ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Comprehensive Loss
(In thousands)
(Unaudited)

                                                                               Three Months Ended      Six Months Ended
                                                                                   June 30,                June 30,
                                                                             ----------------------  ----------------------
                                                                                2006        2005        2006        2005
                                                                             ----------  ----------  ----------  ----------
Net loss                                                                    $   (8,086) $   (4,682) $   (7,611) $  (11,582)

Other comprehensive (loss) gain
Unrealized (loss) gain on investment securities, available-for-sale             (2,425)         --       3,512          --
                                                                             ----------  ----------  ----------  ----------
Comprehensive loss                                                          $  (10,511) $   (4,682) $   (4,099) $  (11,582)
                                                                             ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.

Consolidated Statement of Mandatorily Redeemable Convertible Preferred Stock and Shareholders' Equity (Deficit)
(in thousands, except share amounts)

                                                        Mandatorily                                          Shareholders' Equity
                                                        redeemable       -------------------------------------------------------------------------------------------------------
                                                       convertible                                                         Receivables  Accumulated
                                                      preferred stock        Common Stock       Additional                    from         other                    Shareholders'
                                                    -------------------- --------------------    Paid in       Deferred      related    comprehensive Accumulated      Equity
                                                     Shares     Amount    Shares    Par Value    Capital     Compensation    parties       income       deficit     (Deficit)
                                                    ---------  --------- ---------  ---------  ------------  ------------  -----------  ------------  ------------  ------------
Balance at December 31, 2005                               5      4,166    25,138  $      25  $    212,993  $        (85) $      (792) $         --  $   (215,650) $     (3,509)
Non-cash compensation expense                                                                          897            85                                                    982
Sales of common stock and warrants
  (net of issuance cost)                                                   10,750         11        22,859                                                               22,870
Conversion of preferred stock                             (5)    (5,000)      786          1         4,999                                                                5,000
Unamortized discount and issuance cost
  on preferred stock                                                418                               (418)                                                                (418)
Inducement to preferred shareholders                                                                (2,379)                                                              (2,379)
Issuance of common stock and change in
  warrant value to preferred shareholders                                     565                    1,978                                                                1,978
Beneficial conversion feature of mandatorily
  redeemable convertible preferred stock                            278                               (278)                                                                (278)
Non-cash accretion on mandatorily redeemable
  convertible preferred stock                                       138                               (138)                                                                (138)
Issuance of common stock for payment on senior
  exchangeable convertible notes                                               91         --           300                                                                  300
Issuance of common stock on preferred dividend                                 16         --            58                                                                   58
Dividend on preferred stock                                                                            (59)                                                                 (59)
Warrants to purchase Lumera common stock                                                               476                                                                  476
Other comprehensive income                                                                                                                    3,512                       3,512
Net loss                                                                                                                                                   (7,611)       (7,611)
                                                    ---------  --------- ---------  ---------  ------------  ------------  -----------  ------------  ------------  ------------
Balance at June 30, 2006                                  --  $      --    37,346  $      37  $    241,288  $         --  $      (792) $      3,512  $   (223,261) $     20,784
                                                    =========  ========= =========  =========  ============  ============  ===========  ============  ============  ============

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

                                                                                            Six Months Ended
                                                                                              June 30,
                                                                                        ----------------------
                                                                                           2006        2005
                                                                                        ----------  ----------
Cash flows from operating activities
    Net loss                                                                           $   (7,611) $  (11,582)
    Adjustments to reconcile net loss to net cash used in operations:
        Depreciation                                                                          782         849
        Gain on disposal of fixed assets                                                     (198)         --
        Non-cash compensation expense                                                         982         256
        Non-cash interest expense, net                                                      2,825         838
        Gain on derivative instruments                                                     (3,055)     (1,058)
        Loss in equity subsidiary                                                             290       1,878
        Gain on sale of securities of equity subsidiary                                    (7,270)     (1,570)
        Non-cash deferred rent                                                                (91)        (21)
        Allowance for estimated contract losses                                                --         (53)
            Change in:
            Accounts receivable                                                               568       4,119
            Costs and estimated earnings in excess of billings on uncompleted contracts       645        (631)
            Inventory                                                                          38         (73)
            Other current assets                                                             (493)        195
            Other assets                                                                       66         220
            Accounts payable                                                               (1,285)       (522)
            Accrued liabilities                                                            (1,436)       (322)
            Billings in excess of costs and estimated earnings on uncompleted contracts        (1)     (3,268)
                                                                                        ----------  ----------
            Net cash used in operating activities                                         (15,244)    (10,745)
                                                                                        ----------  ----------
Cash flows from investing activities
    Sales of investment securities                                                             --       1,248
    Purchases of investment securities                                                         --      (1,248)
    Sales of restricted investment securities                                               1,100       1,238
    Purchases of restricted investment securities                                            (268)     (1,101)
    Decrease in restricted cash                                                               755          --
    Proceeds on sale of long-term investment - Lumera                                      10,292       2,282
    Proceeds on sale of property and equipment                                                200          --
    Purchases of property and equipment                                                    (1,934)       (137)
                                                                                        ----------  ----------
            Net cash provided by investing activities                                      10,145       2,282
                                                                                        ----------  ----------
Cash flows from financing activities
    Principal payments under capital leases                                                   (15)        (26)
    Principal payments under long-term debt                                                   (26)        (38)
    Increase in long-term debt                                                                549          --
    Proceeds from issuance of notes and warrants                                               --      10,663
    Payments on notes payable                                                              (5,133)     (1,000)
    Increase in deferred rent                                                                 577          --
    Net proceeds from issuance of common stock and warrants                                23,467           9
    Payment of preferred dividend                                                             (43)        (86)
                                                                                        ----------  ----------
            Net cash provided by financing activities                                      19,376       9,522
                                                                                        ----------  ----------
Net increase in cash and cash equivalents                                                  14,277       1,059
Cash and cash equivalents at beginning of period                                            6,860       1,268
                                                                                        ----------  ----------
Cash and cash equivalents at end of period                                             $   21,137  $    2,327
                                                                                        ==========  ==========
Supplemental disclosure of cash flow information
    Cash paid for interest                                                             $      546  $      176
                                                                                        ==========  ==========
Supplemental schedule of non-cash investing and financing activities
    Other non-cash additions to property and equipment                                 $       27  $       21
                                                                                        ==========  ==========

    Conversion of convertible debt into common stock                                   $      344  $       --
                                                                                        ==========  ==========

    Conversion of preferred stock into common stock                                    $    4,417  $       --
                                                                                        ==========  ==========

    Inducement for conversion of preferred stock                                       $    3,076  $       --
                                                                                        ==========  ==========

    Embedded derivative feature of preferred stock conversion                          $      401  $       --
                                                                                        ==========  ==========

The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

1. MANAGEMENT'S STATEMENT AND PRINCIPLES OF CONSOLIDATION

Management's Statement

The Consolidated Balance Sheet as of June 30, 2006, the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2006 and 2005, the Consolidated Statement of Cash Flows for the six months ended June 30, 2006 and 2005, and the Consolidated Statement of Mandatorily Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the six months ended June 30, 2006 have been prepared by Microvision, Inc. (the "Company") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at June 30, 2006 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the SEC. You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

At June 30, 2006, Microvision had $22.1 million in cash and cash equivalents and investment securities available-for-sale. The Company believes that $22.1 million will satisfy its budgeted cash requirements for at least one year. Microvision plans to raise additional cash to continue to fund its operating plan past that time. There can be no assurance that additional financing will be available to Microvision or that, if available, it will be available on terms acceptable to Microvision on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, Microvision will be required to limit its operations substantially. This limitation of operations may include reductions in staff, operating costs and capital expenditures.

Principles of Consolidation

Until July 2004, the consolidated financial statements included the accounts of Microvision, Inc. ("Microvision") or (the "Company") a Delaware corporation, and its majority-owned subsidiary Lumera Corporation ("Lumera"), a Delaware corporation. In July 2004, Microvision's ownership interest in Lumera was reduced to 33% as a result of Lumera completing an initial public offering of its common stock. As a result of the reduction in ownership, Microvision changed to the equity method of accounting for its investment in Lumera until January 2006. In January 2006, Microvision sold 2,550,000 shares of its Lumera common stock for $10.3 million. Microvision recorded a "Gain on sale of securities of equity subsidiary" of approximately $7.3 million for the sale. As a result of the reduction in ownership, Microvision changed to the cost basis of accounting for available-for-sale securities for its investment in Lumera in accordance with Financial Accounting Standards Board No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115").

2. NET LOSS PER SHARE

Basic net loss per share ("EPS") is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding. Potentially dilutive common stock equivalents primarily consist of convertible preferred stock, convertible debt, warrants and employee stock options. Diluted net loss per share for the three and six months ended June 30, 2006 and 2005 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including options, warrants and common stock underlying convertible debt and preferred stock is anti-dilutive.

The components of basic and diluted earnings per share were as follows (in thousands, except loss per share data):

                                                                             Three Months Ended           Six Months Ended
                                                                                 June 30,                    June 30,
                                                                          --------------------------  --------------------------
                                                                              2006          2005          2006          2005
                                                                          ------------  ------------  ------------  ------------
Numerator:
Net loss available for common shareholders                               $    (11,215) $     (4,968) $    (10,884) $    (12,147)
                                                                          ============  ============  ============  ============
Denominator:
Basic and diluted weighted-average
   common shares outstanding                                             $     29,192  $     21,481  $     27,216  $     21,488
                                                                          ------------  ------------  ------------  ------------
Basic and diluted net loss per share                                     $      (0.38) $      (0.23) $      (0.40) $      (0.57)
                                                                          ============  ============  ============  ============

As of June 30, 2006 and 2005, the Company excluded the following convertible securities from diluted EPS as the effect of including them would have been anti-dilutive. The shares shown represent the number of shares of common stock which would be issued upon conversion.

                                            June 30,
                                        2006         2005
                                    ------------ ------------
Publicly traded warrants             12,363,000          --
Options and private warrants         11,022,000    7,239,000
Notes payable                         1,933,000    1,462,000
Mandatorily redeemable
  convertible preferred stock               --     1,447,000
                                    ------------ ------------
                                     25,318,000   10,148,000
                                    ============ ============

3. INVENTORY

Inventory at June 30, 2006 and December 31, 2005 consisted of the following:

                                                                            June 30,     December 31,
                                                                              2006          2005
                                                                          ------------  ------------
Raw materials                                                            $    357,000  $    267,000
Work-in-process                                                                 8,000       141,000
Finished goods                                                                356,000       351,000
                                                                          ------------  ------------
                                                                         $    721,000  $    759,000
                                                                          ============  ============

The inventory at June 30, 2006 and December 31, 2005 consisted of raw materials, work-in-process, and finished goods for Flic. Inventory is stated at the lower of cost or market, with cost determined on a weighted average basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, Microvision reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through normal production during the next twelve months. During the first six months of 2006 and 2005, Microvision wrote off a total of $452,000 and $1,391,000, respectively.

During the three month period ended June 30, 2006, the Company determined that it would no longer promote the Nomad product in its current configuration and recorded expense of $210,000 to reduce the value of Nomad inventory to zero at June 30, 2006. In addition, the Company recorded $100,000 additional accelerated depreciation expense related to fixed assets used in Nomad production at June 30, 2006. Both inventory and fixed asset balances related to Nomad production were zero as of June 30, 2006.

4. SEVERANCE ARRANGEMENTS

During the three month period ended March 31, 2006, the Company terminated 18 employees or 11% of its workforce. During the six months ended June 30, 2006, the Company recorded expense of $647,000 and paid $638,000 relating to the severance agreements for these employees. The Company plans to make the remaining severance payments during the third quarter of 2006.

5. SHARE-BASED COMPENSATION

Stock Option Exchange

Subject to the terms of its tender offer filed in April 2006, on May 17, 2006, the Company exchanged 2.2 million options for 2.2 million new options affecting 105 employees. The new options have an exercise price of $2.77. The new options vested 25% on the grant date and will vest 25% on each subsequent annual anniversary. The tender offer did not result in the acceleration of vesting of any options. The new options have the same expiration dates as the options exchanged. The Company also adjusted the exercise price of 386,000 options not subject to the tender offer to $2.77 on the same date affecting 19 employees.

The tender offer was accounted for in accordance with FAS 123(R). The Company will recognize the $496,000 incremental fair value of the modified options over the value of the options prior to modification, as determined on the modification date, as an additional non-cash expense. The incremental expense is recognized ratably over the vesting periods of the options, 25% on the grant date with the remaining 75% straight-line over the remaining vesting period. The incremental fair value of the modified options was estimated using the Black Scholes option-pricing model with the following assumptions.

                                                                              Pre-         Post-
                                                                          modification  modification
                                                                          ------------  ------------
Weighted average:
   Exercise price                                                        $       8.84  $       2.77
   Volatility                                                                      73%           65%
   Expected term (years)                                                          6.9           4.2
   Risk free rate                                                                 5.0%          5.0%
   Pre-vest forfeiture rate                                                         5%            5%

Share-based Compensation Prior to Adopting Statement of Financial Accounting Standards No. 123, as revised December 2004 ("FAS 123(R)") on January 1, 2006

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related amendments and interpretations including the Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), and complied with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"). The Company accounts for equity instruments issued to non-employees in accordance with the provisions of FAS 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ("EITF 96-18").

If compensation expense for employee and director options had been determined using the fair values at the grant dates consistent with the methodology prescribed under SFAS No. 123 in 2005, the Company's consolidated net loss available to common shareholders and associated net loss per share would have increased to the pro forma amounts shown below (in thousands):

                                                                          Three Months  Six Months
                                                                               Ended June 30,
                                                                          --------------------------
                                                                              2005          2005
                                                                          ------------  ------------

Net loss available for common shareholders, as reported                  $     (4,968) $    (12,147)

Add:  Stock-based employee compensation expense included
  in net loss available for common shareholders,
  as reported, net of minority interest                                            14            35

Deduct: Stock-based employee compensation expense determined under
    fair value based method for all awards, net of minority interest             (425)       (1,000)
                                                                          ------------  ------------

Net loss available for common shareholders, pro forma                    $     (5,379) $    (13,112)
                                                                          ============  ============
Net loss per share (basic and diluted):
  As reported                                                            $      (0.23) $      (0.57)
                                                                          ============  ============

  Pro Forma                                                              $      (0.25) $      (0.61)
                                                                          ============  ============

Basic and diluted weighted-average common shares outstanding                   21,481        21,488
                                                                          ============  ============

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

The Company adopted the Modified Prospective Application ("MPA") method to account for the transition from Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees ("APB 25") and FAS 123 (Proforma) to FAS 123(R). As prescribed by MPA, the Company will not restate prior period financial statements. Under guidance contained in APB 25 and FAS 123 (Proforma), the Company had accounted for award forfeitures as they occur. Under FAS 123(R), the Company estimates the forfeiture rate on the grant date and adjusts the estimate through the vesting date. The Company has made a policy decision to change its share-based compensation expense attribution method for grants made on or after the adoption date using the straight-line method. The expense attribution method under Financial Accounting Standards Board Interpretation No. 28 ("FIN28") will continue to be applied for outstanding grants not vested as of the FAS 123(R) adoption date. Upon adopting FAS 123(R), the Company reversed $85,000 of unamortized deferred compensation as of December 31, 2005 against common stock additional paid in capital.

As a result of adopting FAS 123(R), the Company's net income for the six months ended June 30, 2006 was $565,000 lower than had it continued to account for share-based employee compensation under APB 25. In addition, basic and diluted loss per share were lower by $0.02 per share.

The share-based compensation cost charged against income was as shown below (in thousands):

                                                                             Three Months Ended           Six Months Ended
                                                                                 June 30,                    June 30,
                                                                          --------------------------  --------------------------
                                                                              2006          2005          2006          2005
                                                                          ------------  ------------  ------------  ------------
Share-based compensation cost charged against income                     $        565  $        125  $        982  $        256
                                                                          ============  ============  ============  ============

Description of Stock Option Plans

The Company currently has two stock option plans ("Option Plans") that have been approved by the shareholders. Both option plans are administered by the Board of Directors, or its designated committee ("Plan Administrator"), and provide for option grants as determined by the Plan Administrator.

The 1996 Stock Option Plan ("1996 Option Plan") has 8.0 million shares authorized and permits granting nonqualified stock options ("NSOs") and incentive stock options ("ISOs") to employees, officers and certain non- employees of the Company. Awards granted under the 1996 Option Plan and to employees under non-qualified stock option agreements generally have the following provisions: exercise prices greater than or equal to the Company's stock price on the date of grant; vesting periods ranging from three years to four years; expiration 10 years from the date of grant; and optionees who terminate their service after vesting have limited time to exercise their options (typically three to twelve months). The Company also has options outstanding granted to employees under various non-qualified stock option agreements (these are included in the term "Option Plans"). Shares of common stock issued upon exercise of options issued under the Option Plan are new shares previously registered for sale with the SEC. The Company generally issues option awards under the Option Plans with at-market exercise prices on the date of grant which vest 25% on each anniversary date provided that the optionee remains employed by the company.

The Independent Director Stock Option Plan ("Director Option Plan") has 900,000 shares authorized and permits granting NSOs to independent directors of the Company. Under the Independent Director Option Plan, upon initial election or appointment to the Board of Directors, Directors receive a fully vested option to purchase 15,000 shares of common stock and a second option to purchase 15,000 shares of common stock. Upon reelection to the Board, Directors receive a subsequent option to purchase 15,000 shares of common stock. The second initial option grant and any reelection grant vests the earlier of one year from date of grant or the day before the next regularly scheduled annual shareholder meeting. The above Director grants are awarded with the following terms: exercise price equal to the Company's stock price on the date of grant; expiration 10 years from the date of grant, and vested grants remain exercisable until their expiration dates if a Director leaves the Board.

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

The following table summarizes the weighted average valuation assumptions and weighted average grant date fair value of options granted, excluding grants issued under the Company's tender offer which require an incremental valuation methodology and are disclosed above, during the periods shown below:

                                                               Three Months Ended     Six Months Ended
                                                                   June 30,              June 30,
                                                            --------------------  --------------------
                                                              2006       2005       2006       2005
                                                            ---------  ---------  ---------  ---------
Assumptions (weighted average)
Volatility                                                        73%        70%        73%        71%
Expected term (in years)                                         6.2        5.2        6.2        4.9
Risk-free rate                                                   5.0%       3.9%       5.0%       3.9%
Expected dividends                                                --         --         --         --
Pre-vest forfeiture rate                                           5%       n/a          5%       n/a
Grant date fair value of options granted                   $    2.46  $    3.11  $    2.43  $    3.22

Options Activity and Positions

The following table summarizes activity and positions with respect to options for the six months ended June 30, 2006:

                                                                 Weighted
                                                                  Average
                                                      Weighted   Remaining
                                                       Average  Contractual   Aggregate
                                                      Exercise      Term      Intrinsic
Options                                  Shares         Price     (years)       Value
---------------------------------------- -----------  --------- ------------  ----------
Outstanding at December 31, 2005          5,320,000  $   11.09
Granted  *                                4,073,000       3.06
Exercised                                        --         --
Forfeited or expired  *                  (3,567,000)     10.11
                                         -----------
Outstanding as of June 30, 2006           5,826,000  $    6.07          7.3  $       --
                                         ===========  ========= ============  ==========

Vested and expected to vest as of
June 30, 2006                             5,486,000  $    6.25          7.2          --
                                         ===========  ========= ============  ==========

Exercisable as of June 30, 2006           2,519,000  $    9.94          6.3  $       --
                                         ===========  ========= ============  ==========

* Includes 2.2 million shares exchanged pursuant to stock option exchange disclosed above

The total intrinsic value of options exercised during the three and six months ended June 30, 2005 was $5,000 and $6,000, respectively.

As of June 30, 2006, the Company's unamortized share-based compensation was $4.0 million. The Company plans to amortize this share-based compensation cost over the next 2.2 years.

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

During the six months ended June 30, 2006, the Board of Directors approved the immediate vesting of options to purchase 45,000 shares that had been issued to three independent directors. The directors subsequently resigned from the Board of Directors. The Company determined that the accelerated vesting was a modification of an award with a service vesting condition. The total fair value of each modified option was measured as the value of the original grant plus the value of the modified grant on its modification date. On the modification date, the total value of the modified awards was estimated to be $91,000, of which $84,000 was previously amortized, and the remaining value of $7,000 was immediately expensed as compensation cost.

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

6. LONG-TERM NOTES

Convertible Notes

The following table summarizes the activity related to the Company's convertible notes in 2006:

                                                                                             Embedded    Common
                                                                                            derivative  stock and
                                                                        Notes    Warrants    feature      APIC
                                                                      ---------  ---------  ----------  ---------
Balances at December 31, 2005                                        $   9,343  $   3,452  $    1,368  $   5,721
Principal payments on notes                                             (5,434)        --          --        300
Discount accretion for the six months ended June 30, 2006                2,797         --          --         --
Changes in market value for the six months ended June 30, 2006              --     (2,318)     (1,315)        --
                                                                      ---------  ---------  ----------  ---------
Balance of notes at June 30, 2006                                    $   6,706  $   1,134  $       53  $   6,021
                                                                      =========  =========  ==========  =========

In January 2006, the Company issued 91,000 shares of its common stock in payment of $300,000 principal on the March 2005 notes.

In March and June 2006, the Company made scheduled cash payments of $5.1 million in principal and $521,000 in accrued interest on its convertible notes.

Tenant Improvement Loan Agreement

In February 2006, the Company entered into a loan agreement with the lessor of the Company's corporate headquarters to finance $536,000 in tenant improvements. The loan carries a fixed interest rate of 9% per annum, is repayable over the initial term of the lease, which expires in 2013, and is secured by a letter of credit. The balance of the loan, including interest added to principal, was $545,000 at June 30, 2006.

7. PREFERRED STOCK CONVERSION

On May 3, 2006, the Company entered into an agreement ("Conversion Agreement") with the holders of its Series A Convertible Preferred Stock to convert 5,000 shares of Preferred Stock. As consideration for the conversion, the Company issued a total of 1,353,066 shares of its common stock, $.001 par value, of which 565,000 shares were issued as an inducement to convert ("Incentive Shares"). In connection with the conversion, the Company entered into a Registration Rights Agreement with respect to the Incentive Shares. If the 45 day trailing volume weighted average price of the Company's stock is less than $3.62 per share on the 45th trading day after the effective date of the registration statement, the Company must pay the difference between the 45 day trailing volume weighted average price and $3.62 per share with respect to any of the Incentive Shares that were sold by the holder during the period or held in neutral economic position as of the end of the period.

The Company determined the price protection feature of the incentive shares included an embedded derivative feature as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). The value of the derivative feature at the conversion was estimated to be $401,000 using the Black Scholes option-pricing model with the following assumptions: expected volatility of 65%; expected dividend yield of 0%; risk free interest rate of 4.9%; and contractual life of 0.3 years. The Company recorded the initial value of the embedded derivative feature as a non-operating expense included in "Gain on derivative instruments, net". Due to changes in the Company's stock price, the value of the derivative feature was adjusted to $729,000 at June 30, 2006 using the Black Scholes option-pricing model with the following assumptions: expected volatility of 65%; expected dividend yield of 0%; risk free interest rate of 4.7%; and contractual life of 0.2 years. The change in the derivative feature of $328,000 was included in "Gain on derivative instruments, net" at June 30, 2006.

8. COMMON STOCK

In June 2006, the Company raised $25.3 million before issuance cost of $2.5 million through an underwritten public offering of 10.75 million shares of our common stock and warrants to purchase 12.4 million shares of our common stock. The warrants have an exercise price of $2.65 per share, a five year term, and are not exercisable for one year from the date of issuance. The warrants are callable after one year from the date of issuance if the average closing bid price of our stock is over $5.30 for any 20 consecutive trading days.

In connection with the offering, the Company issued the underwriter a warrant to purchase 537,500 shares of Microvision common stock at an exercise price of $2.76 per share. The Company also issued the underwriter a warrant to acquire 537,500 warrants, identical to those sold in the offering, at an exercise price of $0.16 per warrant. Both warrants will be exercisable for a period of 4 years beginning on the first anniversary of the date of issuance.

In July 2006, the Company raised an additional $1.7 million through the issuance of 800,000 shares of Microvision common stock pursuant to MDB Capital Group, LLC's exercise of its over allotment option in connection with the underwritten offering described above.

9. RECEIVABLES FROM RELATED PARTIES

In 2000, the Board of Directors authorized the Company to provide unsecured lines of credit to each of its then three senior officers. No loans have been made under either the Executive Option Exercise Note Plan or the Executive Loan Plan since July 2002, and the Company does not intend to make any additional loans under these plans. Two of the officers left the company in January 2006. A total of $2,723,000 was issued and remains outstanding under the Executive Loan Plan. There are currently no outstanding loans under the Executive Option Exercise Note Plan. The lines of credit carry interest rates of 5.4% to 6.2%. The interest on the lines of credit is forgiven each year if the senior officer is an employee of the Company at December 31 of that year.

The Company established an allowance for doubtful accounts when it determined that certain of its senior officers may have had insufficient net worth and short-term earnings potential to repay their outstanding loans. The balance of the allowance for doubtful accounts for receivables from senior officers was $1.9 million at June 30, 2006 and at December 31, 2005. In accordance with the terms of the notes, $2.4 million in loans to the two officers who left the Company will be due in January 2007. Microvision has no plans to forgive any portion of the principal of the outstanding receivable balance.

10. ACCOUNTING FOR LUMERA

Investment Securities, Available-for sale

In February 2006, Microvision sold 2,550,000 shares of its Lumera common stock for $10.3 million. Microvision recorded a "Gain on sale of securities of equity subsidiary" of approximately $7.3 million. As a result of the reduction in ownership, Microvision changed to the cost basis of accounting for its investment in Lumera in accordance with FAS 115.

Subsequent to the sale of its Lumera securities, Microvision owns 2.1 million shares of Lumera common stock, recorded at fair market value, of which 1.8 million are pledged as collateral for the convertible notes. The common stock pledged as collateral are recorded as "Current restricted investments" and the unrestricted balance is recorded at "Investment securities, available-for-sale".

As of June 30, 2006, the fair market value of the Lumera common stock, both available-for-sale and currently restricted, was $5,967,000. On June 30, 2006, the unrealized gain was as shown below:

                                                   Net      Estimated
                                                Unrealized     Fair
                                       Cost        Gain       Value
                                     ---------  ----------  ----------
Lumera common stock                 $   2,455  $    3,512  $    5,967
                                     =========  ==========  ==========

Warrants

In connection with the change in accounting method in February 2006, the Company recorded $476,000 in "Other current assets" for the fair value of warrants previously received to purchase 170,500 shares of Lumera common stock. On the transaction date, the warrants were valued using the Black Scholes option-pricing model with the following assumptions: expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.55%; and contractual life of 5.1 years.

At June 30, 2006, the warrants were revalued using the Black Scholes option- pricing model with the following assumptions; expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.99%; and contractual life of 4.7 years. The fair value of the warrants decreased to $225,000 and the change in value of $251,000 was recorded as a non-operating loss and is included in "Gain on derivative instruments, net" in the consolidated statement of operations.

11. REPORTING SEGMENTS

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

12. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (''FASB'') issued FASB Statement No. 155, "Accounting for Certain Hybrid Instruments" ("FAS 155"). This standard amends the guidance in FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis, and clarifies other issues regarding accounting for derivative instruments. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently assessing the guidance in FAS 155 and the potential impacts it may have on the Company in relation to any future security issuances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information set forth in this report in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 3, "Quantitative and Qualitative Disclosure about Market Risk," includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by that section. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of Microvision, as well as assumptions relating to the foregoing. The words "believe," "expect," "will," "anticipate," "estimate," "project," "plan," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Factors that could cause actual results to differ materially from those projected in the our forward-looking statements include the following: our ability to obtain financing; success of executive transition; market acceptance of our technologies and products; our financial and technical resources relative to those of our competitors; our ability to keep up with rapid technological change; government regulation of our technologies; our ability to enforce our intellectual property rights and protect our proprietary technologies; the ability to obtain additional contract awards and to develop partnership opportunities; the timing of commercial product launches; the ability to achieve key technical milestones in key products; and other risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended, and as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and below under the caption "Item 1A - Risk Factors."

Overview

We design and market scanned beam display and image capture products. We are developing a modular integrated photonics module that we expect to be a common integrated subsystem in future display products. The integrated photonics module consists of a MEMS scanner, electronics to drive the MEMS scanner, a light source module, and electronics to drive the video input and output, system controller and buffer memory component. We believe that the modular integrated photonics module could be readily modified to meet OEM product requirements for different display product configurations. These product configurations may require modification of the integrated photonics module for a specific OEM product. The Automotive Head-Up Display, Pico Projector and Color Eyewear are potential products we are planning to develop based on the integrated photonics module.

Automotive Head-Up Display

We are continuing to improve upon our prototype head-up displays for automotive manufacturers and Tier 1 suppliers to automotive companies. Our prototypes demonstrate that scanned beam display technology can be used in a head-up display that projects a day-light or night-time readable image onto the windscreen of an automobile to provide the vehicle operator with a variety of information related to the car's operation. We believe that our technology provides three distinct advantages over competing technologies for head- up display applications:

  Form Factor - Our prototype display is less than half the size of current competitive offerings. Total package size is a primary consideration in the design of an instrument panel for an automobile.
  Contrast Ratio - Our prototype has a contrast ratio an order of magnitude higher than current competitive offerings. The high contrast ratio allows the driver to see the display in bright daylight and see through the display at night.
  Installation Cost - Our prototype can be electronically optimized to the unique curvature of a particular automobile's windshield. The current competitive offerings must be manually adjusted during installation to match the varying curvature tolerances of different windshields.

Our goal is to enter into an agreement with at least one Tier 1 supplier to develop and manufacture a head-up display during 2006. The Tier 1 supplier would work with us and the automobile manufacturers to integrate our head-up display into an automotive instrument panel.

The current competitive products are based on liquid crystal display or vacuum fluorescent display technology which is more mature than the scanned beam display technology.

Pico Projector

During 2005, we developed a prototype micro projector. We are targeting embedding this micro projector into a hand held device that can project full color images from a portable media source or mobile computer onto a surface chosen by the user. Several large consumer electronics companies are developing and conducting consumer trials of micro projectors based on very small display panel technologies. In January 2006, we demonstrated a prototype "pico projector" at the Consumer Electronics Show in Las Vegas. Our goal is to enter into an agreement that would result in development, manufacture and distribution of a pico projector based on our planned integrated photonic module. We believe our scanned beam display technology will provide a smaller form factor than small projectors based on competing display technologies.

We believe that the pico projector will compete with other projection display technologies as well as traditional flat panel direct view displays.

Full Color Eyewear

We believe that the integrated photonic module we are developing can be customized to enable displays that more closely resemble eyewear than other technologies allow. We are evaluating the market and technical risk associated with three distinct color eyewear solutions.

  Highly mobile "Glance-able" display: In this configuration, the user could glance down occasionally at a worn display. This device would be suitable for light business use such as mobile web surfing and reading e-mail. We believe that high resolution, high contrast, and small package size could be important differentiators between our scanned beam display solution and competing solutions.
  Look-around or see-through display: In this configuration, the user could view a full screen display in see-through or occluded mode. This configuration would be suitable for light business use and viewing longer pieces of streaming video for entertainment or business applications.
  Fully occluded immersive display: In this configuration, the user could view a very wide screen high resolution 2D and 3D video stream. This configuration would be suitable for interactive gaming applications and simulators.

In any of these configurations, we believe that high resolution, small package size, lower power consumption, and lower cost could be important differentiators between our scanned beam display solution and competing solutions. We plan to evaluate potential designs for one or more of these potential configurations during 2006.

We believe that our color eyewear product will compete primarily with LCD, LCoS, and OLED based solutions.

Competition

The consumer display and automotive HUD markets are highly competitive. Our competitors in these markets have substantially greater financial, technical and other resources than us and may develop further improvements of screen display technology that could reduce or eliminate the anticipated advantages of our proposed products.

Nomad

The Nomad Expert Technician System, ("Nomad") is a hands free wearable computer with a head-worn display that enables technicians and other mobile workers to overlay relevant information on their task thereby reducing task time. The Nomad has not gained the commercial acceptance we had planned when the Nomad was introduced. We have concluded that although there is a demand for see-through heads-up display applications in several market segments, the current product's ergonomics and cost structure are inhibiting its growth and acceptance in the commercial segments. As a result we have decided not to continue to promote the Nomad product in its current configuation. We expect to apply the knowledge gained from Nomad and current market and technical research toward developing the full-color eyewear displays discussed above.

The following is a description of our current and prospective imaging products.

Flic

We sell the Flic laser bar code scanner, a hand held laser bar code scanner and the Flic Cordless Scanner, a Bluetooth version of the Flic Scanner. Flic Scanners feature a proprietary design that provides for lower power consumption and total operating cost than many other bar code scanners currently available. We expect the sales volume for Flic Scanner will grow as more companies release products incorporating the Flic.

The bar code scanning industry is highly competitive. Flic Scanners compete with existing laser wand and CCD/CMOS imager scanners produced by established bar code scanner companies. Flic Scanners compete on the basis of price, form factor, and performance. The bar code industry is dominated by Symbol Technologies, which sells products that directly compete with the Flic and Flic Cordless products.

Image Capture

We are using our scanned beam and other proprietary technology to develop products that capture images and other information. Such products include bar code readers and miniature high-resolution "laser cameras". In December 2004, we entered into an agreement with Ethicon Endo-Surgery Inc. a subsidiary of Johnson & Johnson to integrate our scanned beam technology into certain medical products for human medical applications. We have delivered prototype units that Ethicon will use for product evaluation and market analysis.

Results of Operations

Contract revenue.

                                                  % of                  % of
                                                contract              contract
                                       2006      revenue     2005      revenue   $ change  % change
                                     ---------  ---------  ---------  ---------  --------- ---------
Three months ended June 30
Government revenue                  $     535       40.1  $     695       18.9  $    (160)    (23.0)
Commercial revenue                        800       59.9      2,987       81.1     (2,187)    (73.2)
                                     ---------             ---------             ---------
Total contract revenue              $   1,335             $   3,682             $  (2,347)    (63.7)
                                     =========             =========             =========
Six months ended June 30
Government revenue                  $   2,010       64.5  $   1,952       27.6  $      58       3.0
Commercial revenue                      1,106       35.5      5,112       72.4     (4,006)    (78.4)
                                     ---------             ---------             ---------
Total contract revenue              $   3,116             $   7,064             $  (3,948)    (55.9)
                                     =========             =========             =========

We earn contract revenue from performance on development contracts with the United States government and commercial customers.

Our contract revenue in a particular period is dependent upon when we enter into a contract, the value of the contracts we have entered into, and the availability of technical resources to perform work on the contracts. Contract revenue was lower during the three and six months ended June 30, 2006 than the same periods in 2005, due to lower beginning commercial contract backlog and the allocation of resources to internally funded development projects. During the first half of 2005, we earned $4.5 million from work performed on the Ethicon contract compared to $663,000 during the first six months of 2006. We delivered the prototype devices as required under the contract during the second quarter of 2006. Ethicon has seventeen months to conduct market evaluations before it decides to continue development. We do not anticipate earning additional material revenue from Ethicon in 2006.

As long as most of our revenue is earned from performance on development contracts, we believe there may be a high degree of variability in revenue from quarter to quarter.

Our backlog of development contracts at June 30, 2006 was $1.1 million compared to $5.9 million at June 30, 2005. All development contracts in backlog are scheduled for completion and delivery during the next twelve months.

Product revenue.

                                                  % of                  % of
                                                 product               product
                                       2006      revenue     2005      revenue   $ change  % change
                                     ---------  ---------  ---------  ---------  --------- ---------
Three months ended June 30
Flic revenue                        $     527       92.3  $     373       35.8  $     154      41.3
Nomad revenue                              44        7.7        670       64.2       (626)    (93.4)
                                     ---------             ---------             ---------
Total product revenue               $     571             $   1,043             $    (472)    (45.3)
                                     =========             =========             =========
Six months ended June 30
Flic revenue                        $   1,184       93.8  $     765       46.6  $     419      54.8
Nomad revenue                              78        6.2        878       53.4       (800)    (91.1)
                                     ---------             ---------             ---------
Total product revenue               $   1,262             $   1,643             $    (381)    (23.2)
                                     =========             =========             =========

We have earned product revenue from sales of Nomad and Flic. The Nomad has not gained the commercial acceptance we had planned when it was introduced. In June 2006, we decided not to continue to promote the Nomad product in its current configuation.

Our quarterly revenue may vary substantially due to the timing of product orders from customers, production constraints and raw material availability.

The backlog of product orders at June 30, 2006 was approximately $381,000, compared to $900,000 at June 30, 2005 all of which is scheduled for delivery during the next twelve months.

Cost of contract revenue.

                                                  % of                  % of
                                                contract              contract
                                       2006      revenue     2005      revenue   $ change  % change
                                     ---------  ---------  ---------  ---------  --------- ---------
Three months ended June 30          $     999       74.8  $   1,668       45.3  $    (669)    (40.1)
Six months ended June 30                2,150       69.0      3,496       49.5     (1,346)    (38.5)

Cost of contract revenue includes both the direct and allocated indirect costs of performing on development contracts. Direct costs include labor, materials and other costs incurred directly in performing on a contract. Indirect costs include labor and other costs associated with operating our research and development department and building our technical capabilities and capacity. Cost of contract revenue is determined both by the level of direct costs incurred on development contracts and by the level of indirect costs incurred in operating and building our technical capabilities and capacity. The cost of contract revenue can fluctuate substantially from period to period depending on the level of both the direct costs incurred in the performance of projects and the level of indirect costs incurred.

Our research and development department works on both contract revenue projects and internally funded development projects. We allocated the research and development department overhead to cost of contract revenue and research and development expense based on the proportion of direct labor cost incurred in cost of contract revenue and research and development, respectively. As a result of the lower direct labor cost in cost of contract revenue, partially offset by the effect of a higher overhead rate for both the three and six months ended June 30, 2006, approximately 37% and 28%, respectively, less overhead was allocated to cost of contract revenue than in the same period in 2005.

We expect that cost of contract revenue on an absolute dollar basis may increase in the future. This increase will likely result from additional development contract work that we expect to perform. The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract cost mix and the levels of direct and indirect costs incurred. However, over longer periods of time we expect modest fluctuations in the cost of contract revenue, as a percentage of contract revenue.

Cost of product revenue.

Cost of product revenue includes both the direct and allocated indirect costs of manufacturing Nomads and Flics sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of Flic and Nomad. Indirect costs include labor and other costs associated with operating our manufacturing capabilities and capacity.

Our overhead, which includes the costs of procuring, inspecting and storing material and direct and indirect facility and depreciation costs, is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the proportion of direct material purchased for the respective activity. During the three and six months ending June 30, 2006, we expensed approximately $565,000 and $838,000, respectively, of manufacturing overhead associated with production capacity in excess of production requirements.

Cost of product revenue for the three and six months ended June 30, 2006 includes the write-off of a total of $422,000 and $452,000 of inventory, respectively, compared to the three and six months ended June 30, 2005 which were $500,000 and $1,391,000, respectively. The write-offs were due to changes in product design, our decision not to further promote the Nomad product, and customer demand that caused components and accessories to become obsolete or slow-moving. We value our inventory at the lower of cost or market and reduce the value of our inventory to its estimated scrap value when we determine that we will probably not sell the inventory during the next 12 months.

In June 2006, we decided not to continue to promote the Nomad product in its current configuation and recorded expense of $210,000 to reduce the value of Nomad inventory to zero at June 30, 2006. In addition, we recorded $100,000 additional accelerated depreciation expense related to fixed assets used in Nomad production at June 30, 2006. Both inventory and fixed asset balances related to Nomad production were zero as of June 30, 2006.

We expect that cost of product revenue on an absolute dollar basis will increase in the future. This increase will likely result from expected sales of commercial products. The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix, the level of overhead expense and the volume of direct materials purchased.

Research and development expense.

                                       2006       2005     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended June 30          $   2,307  $   2,037  $     270       13.3
Six months ended June 30                4,461      3,921        540       13.8

Research and development expense consists of:

  Compensation related costs of employees and contractors engaged in internal research and product development activities,
  Laboratory operations, outsourced development and processing work, and
  Other operating expenses

As part of our turnaround strategy announced in February 2006, we established a target of reducing cost excluding the impact of adopting FAS123(R) and severance costs. The following table eliminates the impacts of adopting FAS 123(R) and severance costs on research and development expnse.

                                      Three Months Ended     Six Months Ended
                                          June 30,             June 30,
                                     --------------------  --------------------
                                       2006       2005       2006       2005
                                     ---------  ---------  ---------  ---------
Research and development
   expense, as reported             $   2,307  $   2,037  $   4,461  $   3,921
FAS 123(R) options expense               (135)        --       (209)        --
Severance                                  --         --       (283)        --
                                     ---------  ---------  ---------  ---------
Research and development
   expense, as adjusted             $   2,172  $   2,037  $   3,969  $   3,921
                                     =========  =========  =========  =========

Microvision believes that a substantial level of continuing research and development expense will be required to develop additional commercial products using the scanned beam display technology. Accordingly, Microvision anticipates its level of research and development spending will continue to be substantial.

Sales, marketing, general and administrative expense.

                                       2006       2005     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended June 30          $   4,675  $   4,641  $      34        0.7
Six months ended June 30                9,414      9,307        107        1.1

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

Sales, marketing, general and administrative expenses were relatively constant for the periods shown. The non-cash compensation cost arising from adopting FAS 123(R) and severance costs, which did not occur in 2005, were offset by decreases in sales and marketing program costs and corporate overhead costs from 2005. In addition, we are implementing further cost reductions as a result of our decision to discontinue Nomad.

As part of our turnaround strategy announced in February 2006, we established a target of reducing total sales, marketing, general and administrative expense by 25%, for the full year excluding the impact of adopting FAS123(R) and severance costs. The following table eliminates the impacts of adopting FAS 123(R) and severance costs on sales, marketing, general and administrative expense.

                                      Three Months Ended     Six Months Ended
                                          June 30,             June 30,
                                     --------------------  --------------------
                                       2006       2005       2006       2005
                                     ---------  ---------  ---------  ---------
Sales, marketing, general and
   admininistrative, as reported    $   4,675  $   4,641  $   9,414  $   9,307
FAS 123(R) options expense               (430)        --       (773)        --
Severance                                (154)        --       (364)        --
                                     ---------  ---------  ---------  ---------
Sales, marketing, general and
   admininistrative, as adjusted    $   4,091  $   4,641  $   8,277  $   9,307
                                     =========  =========  =========  =========

Interest expense.

                                       2006       2005     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended June 30          $   1,636  $     879  $     757       86.1
Six months ended June 30                3,458      1,070      2,388      223.2

The increase in interest expense relates to the amortization of the discount recorded on the March 2005 and December 2005 convertible notes (together the "Notes") for the value attributed to the embedded derivative feature of the Notes and associated warrants, as well as the stated interest on the Notes. We expect interest expense will be substantially higher for the rest of 2006 as a result of these transactions.

Gain on derivative instruments, net and Inducement for conversion of preferred stock.

Gain on derivative instruments, net:

                                       2006       2005     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended June 30          $   1,187  $   1,343  $    (156)     (11.6)
Six months ended June 30                3,054      1,058      1,996      188.7

Inducement for conversion of preferred stock:

                                       2006       2005     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended June 30          $  (3,076) $      --  $  (3,076)        n/a
Six months ended June 30               (3,076)        --     (3,076)        n/a

In connection with the issuance of our Notes, we concluded that the note holders' right to convert all or a portion of the Notes into our common stock is an embedded derivative instrument as defined by FAS 133, Accounting for Derivative Instruments and Hedging Activities. We determine the value of the derivative feature at each balance sheet date using the Black Scholes option-pricing model. At June 30, 2006, we used the following assumptions: expected volatility of 65%; expected dividend yields of 0%; risk free interest rates ranging from 4.79% to 5.03%; and contractual life of 2.5 to 8.5 months. The contractual lives are the same as the principal repayment dates when valuing the derivative features. Due to changes in our stock price and the remaining lives, the fair value of the embedded derivative instrument decreased to $53,000 at June 30, 2006. The change in value of $369,000 and $1,315,000 for the three and six months ended June 30, 2006, respectively, were recorded as non-operating gains and are included in "Gain on derivative instruments, net" in the consolidated statement of operations.

We issued warrants to purchase 2,302,000 shares of common stock in connection with the issuance of the Notes. The warrants met the definition of a derivative instrument that must be accounted for as a liability under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because we cannot engage in certain corporate transactions affecting the common stock unless we make a cash payment to the holders of the warrants. We record changes in the fair value of the warrants in the statement of operations each period. We valued the warrants at June 30, 2006 using the Black Scholes option-pricing model with the following assumptions: expected volatilities of between 63% and 66%; expected dividend yields of 0%; risk free interest rates ranging from 4.99% to 5.00%; and contractual lives ranging from 2.1 years to 4.4 years. The changes in value of the warrants of $1,294,000 and $2,318,000 for the three and six months ended June 30, 2006, respectively, were recorded as a non-operating gains and are included in "Gain on derivative instruments, net" in the consolidated statement of operations.

In May 2006, we entered into an agreement with the holders of our Series A Convertible Preferred Stock to convert 5,000 shares of preferred stock to common stock. As consideration for the conversion, we issued a total of 1,353,066 shares of our common stock, of which 565,000 incentive shares were issued as an inducement to convert. The value of the inducement shares was recorded as "Inducement for conversion of preferred stock" in the consolidated statement of operations. In connection with the conversion, we entered into an agreement to register the incentive shares and provide price protection on the incentive shares. If the 45 day trailing volume weighted average price of our stock is less than $3.62 per share on the 45th trading day after the effective date of the registration statement, we must pay the difference between the 45 day trailing volume weighted average price and $3.62 multiplied by the number of incentive shares that were sold by the holder during the 45 day period plus those held in an economically neutral position as of the end of the period.

We determined the price protection feature of the incentive shares included an embedded derivative feature as defined by FAS 133. The value of the derivative feature at conversion was estimated to be $401,000 using the Black Scholes option-pricing model with the following assumptions: expected volatility of 65%; expected dividend yield of 0%; risk free interest rate of 4.9%; and contractual life of 0.3 years. We recorded the initial value of the embedded derivative feature as a non-operating expense included in "Inducement for conversion of preferred stock" in the consolidated statement of operations. The value of the derivative feature fluctuates with the value of our common stock and, to a lesser extent, with changes in valuation variables. Due to changes in our stock price, we adjusted the value of the derivative feature to $729,000 at June 30, 2006 using the Black Scholes option-pricing model with the following assumptions: expected volatility of 65%; expected dividend yield of 0%; risk free interest rate of 4.7%; and contractual life of 0.2 years. The change in the derivative feature of $328,000 was included in "Gain on derivative instruments, net" at June 30, 2006. If our common stock price increases in future periods, we may incur large non-cash charges as a result of the increase in the value of the derivative.

Loss on investment in equity subsidiary and Gain on sale of securities of equity subsidiary

Loss on investment in equity subsidiary:

                                       2006       2005     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended June 30          $      --  $     934  $    (934)    (100.0)
Six months ended June 30                  290      1,878     (1,588)     (84.6)

Gain on sale of securities of equity subsidiary:

                                       2006       2005     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended June 30          $      --  $   1,570  $  (1,570)    (100.0)
Six months ended June 30                7,270      1,570      5,700      363.1

In February 2006, we sold 2.6 million shares of our Lumera common stock for $10.3 million. We recorded a "Gain on sale of securities of equity subsidiary" of approximately $7.3 million. As a result of the reduction in ownership, we changed to the cost basis of accounting for our investment in Lumera in accordance with FAS 115. We recorded our proportionate share of Lumera losses prior to the sale in February 2006. We recorded a charge of $290,000 for its proportion of Lumera net loss for the period preceding the sale and change in accounting method.

In connection with the change in accounting method, we recorded $476,000 in "Other current assets" for the fair value of warrants previously received to purchase 170,500 shares of Lumera common stock. On the transaction date, the warrants were valued using the Black Scholes option-pricing model with the following assumptions: expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.55%; and contractual life of 5.1 years. Changes in the fair value of the warrants are recorded in the statement of operations each period. As of June 30, 2006, the warrants were valued using the Black Scholes option-pricing model with the following assumptions: expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.99%; and contractual life of 4.7 years. As of June 30, 2006, the fair value of the warrants decreased to $225,000 and the change in value of $251,000 was recorded as a non-operating loss and is included in "Gain on derivative instruments, net" in the consolidated statement of operations.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, convertible debt, warrants and, to a lesser extent, from development contract revenues and product sales. We believe that our current cash and cash equivalents, and investments available-for-sale balances as of June 30, 2006 totaling $22.1 million will satisfy our budgeted cash requirements for at least one year. Cash used in operating activities totaled $15.2 million during the six months ended June 30, 2006, compared to $10.7 million during the same period in 2005. Cash used in operating activities for each period resulted primarily from the net loss before gains on sale of securities of equity subsidiary for the six months ended June 30, 2006 and from net loss for the same period in 2005.

Cash provided by investing activities totaled $10.1 million during the six months ended June 30, 2006, compared to $2.3 million during the same period of 2005.

In February 2006, we sold 2.6 million shares of our Lumera common stock for $10.3 million. We recorded a "Gain on sale of securities of equity subsidiary" of approximately $7.3 million. As a result of the reduction in ownership, we changed to the cost basis of accounting for our investment in Lumera in accordance with FAS 115. We have 322,000 shares of Lumera stock that are not pledged as security for our Notes that are included in Investment securities available-for-sale at June 30, 2006.

In addition, we used cash of $1.9 million for capital expenditures during the six months ended June 30, 2006, compared to $137,000 during the same period in 2005. Capital expenditures include leasehold improvements to leased office space and computer hardware and software, laboratory equipment and furniture and fixtures to support operations. The increase is due to expenditures for leasehold improvements to our new facility.

Cash provided by financing activities totaled $19.4 million during the six months ended June 30, 2006, compared to cash provided by financing activities of $9.5 million during the same period in 2005.

In June 2006, we raised $25.3 million before issuance cost of $2.5 million through an underwritten public offering of 10.75 million shares of our common stock and warrants to purchase 12.4 million shares of common stock. The warrants have an exercise price of $2.65 per share, a five year term, and are not exercisable for one year from the date of issuance. We can call the warrants after one year from the date of issuance if the average closing bid price of our stock is over $5.30 (200% of exercise price) for any 20 consecutive trading days.

In connection with the offering, the Company issued the underwriter a warrant to purchase 537,500 shares of Microvision common stock at an exercise price of $2.76 per share. The Company also issued the underwriter a warrant to acquire 537,500 warrants, identical to those sold in the offering, at an exercise price of $0.16 per warrant. Both warrants will be exercisable for a period of 4 years beginning on the first anniversary of the date of issuance.

In July 2006, we raised an additional $1.7 million though the issuance of 800,000 shares of our common stock pursuant to MDB Capital Group LLC's exercise of their over allotment option in connection with the underwritten offering described above.

Future operating expenditures and capital requirements will depend on numerous factors, including the following:

  The progress of research and development programs,
  The progress in commercialization activities and arrangements,
  The cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights,
  Competing technological and market developments, and
  Our ability to establish cooperative development, joint venture and licensing arrangements.

We will need additional capital to fund our operations. There can be no assurance that additional financing will be available to us or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we will be required to limit our operations substantially. This limitation of operations may include reduction in capital expenditures, as well as reductions in staff and operating costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our cash equivalents and investment securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates. Due to the generally short-term maturities of these investment securities, we believe that the market risk arising from its holdings of these financial instruments is not material.

Our investment policy restricts investments to ensure principal preservation and liquidity. We invest cash that we expect to use within approximately sixty days in U.S. Treasury-backed instruments. We invest cash in excess of approximately sixty days of our requirements in high quality investment securities. The investment securities portfolio is limited to U.S. government and U.S. government agency debt securities and other high-grade securities generally with maturities of three years or less.

Cash and cash equivalents were $21.1 million as of June 30, 2006.

We own 2,072,000 shares of Lumera common stock, of which 1,750,000 are pledged as collateral for our Notes. Based on Lumera's closing stock price on July 10, 2006 of $3.07 per share, the market value of our investment in Lumera common stock is $6.4 million, and the market value of the unpledged shares of Lumera common stock is $989,000. The market price of Lumera's common stock is subject to fluctuations based on Lumera's financial performance and overall market conditions.

Presently, all of our development contract payments are denominated in U.S. dollars and, consequently, we believe we have no material foreign currency exchange rate risk. However, in the future we may enter into development contracts or product sales in foreign currencies that may subject us to foreign exchange rate risk.

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

  As of June 30, 2006, we had an accumulated deficit of $223.3 million.
  We incurred consolidated net losses of $154.3 million from inception through 2003, $33.2 million in 2004, $28.2 million in 2005, and consolidated net loss of $7.6 million in the six months ended June 30, 2006.

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

Based on our current operating plan and budgeted cash requirements, we expect our cash to fund operations for at least a year. We will require additional capital in the future to fund our operations, including to:

  Further develop the scanned beam technology.
  Develop and protect our intellectual property rights, and
  Fund long-term marketing and business development opportunities.

The Company can raise limited additional cash through the sale of its Lumera common stock in the public market under Rule 144 of the Securities Act of 1933 or through a private placement. As of July 10, 2006, Microvision owns approximately 322,000 shares of Lumera common stock that have not been pledged as collateral for the Company's convertible notes issued as of March 11, 2005 and December 1, 2005. Based on the July 10, 2006 closing price of $3.07, the Lumera shares that have not been pledged as collateral have a market value of approximately $989,000. The Company may be deemed to be an affiliate of Lumera. Under Rule 144 of the Securities Act, an affiliate is entitled to sell within any three-month period a number of shares of Lumera common stock that does not exceed the greater of 1% of the then outstanding shares of Lumera common stock or the average weekly trading volume of Lumera common stock on the NASDAQ National Market during the four calendar weeks preceding the filing of a notice of the sale on Form 144. The immediate sale of Lumera stock in the public market could have a negative impact on the Lumera stock price.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
Date: August 4, 2006	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2006	BY:	/s/ Jeff Wilson
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