Form 10-Q
period 2006-09-30
MICROVISION INC
filed 2006-11-06
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

      As of October 17, 2006, 39,635,000 shares of the Company's common stock, $0.001 par value, were outstanding.

Page
Part I: Financial Information
Item 1. Financial Statements:

Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005 (unaudited)	3
Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 (unaudited)	4
Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2006 and 2005 (unaudited)	5
Consolidated Statements of Mandatorily Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the nine months ended September 30, 2006 (unaudited)	6
Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (unaudited)	7
Notes to Consolidated Financial Statements (unaudited)	9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	27

Part II: Other Information
Item 1A. Risk Factors	28
Item 4. Submission of Matters to a Vote of Security Holders	34
Item 6. Exhibits	35
Signatures	36
Exhibit Index	37

Microvision, Inc.
Consolidated Balance Sheet
(In thousands, except per share data)
(Unaudited)

                                                                                   September 30,   December 31,
                                                                                       2006           2005
                                                                                   -------------  -------------
Assets
Current assets
   Cash and cash equivalents                                                      $      14,026  $       6,860
   Investment securities, available-for-sale                                                560             --
   Accounts receivable, net of allowances of $177 and $264                                  777          1,380
   Costs and estimated earnings in excess of billings on uncompleted contracts              719          1,204
   Inventory                                                                              1,030            759
   Current restricted investments                                                         3,045          1,856
   Other current assets                                                                   1,556          1,512
                                                                                   -------------  -------------
   Total current assets                                                                  21,713         13,571

Investment in Lumera                                                                         --          3,582
Property and equipment, net                                                               3,964          2,902
Restricted investments                                                                    1,268          1,000
Restricted investment in Lumera                                                              --          2,184
Other assets                                                                                 43            124
                                                                                   -------------  -------------
   Total assets                                                                   $      26,988  $      23,363
                                                                                   =============  =============

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Shareholders' Equity (Deficit)
Current liabilities
   Accounts payable                                                               $         705  $       2,328
   Accrued liabilities                                                                    3,917          4,513
   Billings in excess of costs and estimated earnings on uncompleted contracts              168             51
   Liability associated with common stock warrants                                          594          3,452
   Current portion of notes payable                                                       4,732          7,896
   Current portion of capital lease obligations                                              46             32
   Current portion of long-term debt                                                         58             22
                                                                                   -------------  -------------
   Total current liabilities                                                             10,220         18,294
Notes payable, net of current portion                                                        --          1,447
Liability associated with embedded derivative feature                                        --          1,368
Capital lease obligations, net of current portion                                           143            105
Long-term debt, net of current portion                                                      474             --
Deferred rent, net of current portion                                                     1,631          1,492
                                                                                   -------------  -------------
   Total liabilities                                                                     12,468         22,706
                                                                                   -------------  -------------
Commitments and contingencies                                                                --             --

Mandatorily redeemable convertible preferred stock, par value $.001; 25,000 shares authorized;
   0 and 5 shares issued and outstanding (liquidation preference of $0 and $5,000)           --          4,166
                                                                                   -------------  -------------
Shareholders' equity (deficit)
   Common stock, par value $.001; 73,000 shares authorized;
      39,635 and 25,138 shares issued and outstanding                                        40             25
   Additional paid-in capital                                                           245,075        212,993
   Deferred compensation                                                                     --            (85)
   Receivables from related parties, net                                                   (792)          (792)
   Accumulated other comprehensive income                                                 1,150             --
   Accumulated deficit                                                                 (230,953)      (215,650)
                                                                                   -------------  -------------
   Total shareholders' equity (deficit)                                                  14,520         (3,509)
                                                                                   -------------  -------------
   Total liabilities, mandatorily redeemable convertible preferred stock
      and shareholders' equity (deficit)                                          $      26,988  $      23,363
                                                                                   =============  =============

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)

                                                                               Three Months Ended        Nine Months Ended
                                                                                   September 30,            September 30,
                                                                             ----------------------  ----------------------
                                                                                2006        2005        2006        2005
                                                                             ----------  ----------  ----------  ----------
Contract revenue                                                            $      541  $    2,180  $    3,657  $    9,244
Product revenue                                                                    282       1,150       1,544       2,793
                                                                             ----------  ----------  ----------  ----------
    Total revenue                                                                  823       3,330       5,201      12,037
                                                                             ----------  ----------  ----------  ----------
Cost of contract revenue                                                           343       1,647       2,493       5,143
Cost of product revenue                                                            675       2,117       3,650       5,484
                                                                             ----------  ----------  ----------  ----------
    Total cost of revenue                                                        1,018       3,764       6,143      10,627
                                                                             ----------  ----------  ----------  ----------
Gross margin                                                                      (195)       (434)       (942)      1,410
                                                                             ----------  ----------  ----------  ----------
Research and development expense (inclusive of non-cash compensation expense of
    $97 and $0 for the three months and $306 and $0 for the nine months
    ended September 30)                                                          2,855       1,963       7,316       5,884
Sales, marketing, general and administrative expense (inclusive of non-cash compensation expense of $388 and $118 for the three months and $1,161 and $374 for
    the nine months ended September 30)                                          3,652       4,523      13,066      13,830
Gain on disposal of fixed assets                                                    --          --        (198)         --
                                                                             ----------  ----------  ----------  ----------
    Total operating expenses                                                     6,507       6,486      20,184      19,714
                                                                             ----------  ----------  ----------  ----------
Loss from operations                                                            (6,702)     (6,920)    (21,126)    (18,304)
Interest income                                                                    236          61         484         186
Interest expense                                                                (1,346)       (997)     (4,804)     (2,067)
Gain on derivative instruments, net                                                125         611       3,179       1,669
Loss on debt extinguishment                                                         --      (3,313)         --      (3,313)
Other expense                                                                       (5)        (14)        (16)        (17)
                                                                             ----------  ----------  ----------  ----------
Net loss before equity subsidiary transactions                                  (7,692)    (10,572)    (22,283)    (21,846)

Loss on investment in equity subsidiary                                             --        (610)       (290)     (2,488)
Gain on sale of securities of equity subsidiary                                     --          --       7,270       1,570
                                                                             ----------  ----------  ----------  ----------
Net loss                                                                        (7,692)    (11,182)    (15,303)    (22,764)

Less: Stated dividend on mandatorily redeemable convertible preferred stock         --         (62)        (59)       (236)
       Accretion to par value of preferred stock                                    --        (143)       (138)       (534)
       Inducement for conversion of preferred stock                                 --      (1,184)     (3,076)     (1,184)
                                                                             ----------  ----------  ----------  ----------
Net loss available for common shareholders                                  $   (7,692) $  (12,571)    (18,576)    (24,718)
                                                                             ==========  ==========  ==========  ==========

Net loss per share - basic and diluted                                      $    (0.20) $    (0.56) $    (0.60) $    (1.13)
                                                                             ==========  ==========  ==========  ==========

Weighted-average shares outstanding - basic and diluted                         38,437      22,637      30,997      21,875
                                                                             ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Comprehensive Loss
(In thousands)
(Unaudited)

                                                                               Three Months Ended        Nine Months Ended
                                                                                   September 30,            September 30,
                                                                             ----------------------  ----------------------
                                                                                2006        2005        2006        2005
                                                                             ----------  ----------  ----------  ----------
Net loss                                                                    $   (7,692) $  (11,182) $  (15,303) $  (22,764)

Other comprehensive (loss) gain
Unrealized (loss) gain on investment securities, available-for-sale             (2,362)         --       1,150          --
                                                                             ----------  ----------  ----------  ----------
Comprehensive loss                                                          $  (10,054) $  (11,182) $  (14,153) $  (22,764)
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
                                              convertible                                                         Receivables  Accumulated
                                             preferred stock        Common Stock       Additional                    from         other                    Shareholders'
                                           -------------------- --------------------    Paid-in       Deferred      related    comprehensive Accumulated      Equity
                                            Shares     Amount    Shares    Par Value    Capital     Compensation    parties       income       deficit      (Deficit)
                                           ---------  --------- ---------  ---------  ------------  ------------  -----------  ------------  ------------  ------------
Balance at December 31, 2005                      5      4,166    25,138  $      25  $    212,993  $        (85) $      (792) $         --  $   (215,650) $     (3,509)
Non-cash compensation expense                                         47                    1,368            85                                                  1,453
Sales of common stock and warrants
   (net of issuance cost of $2.5 million)                         11,550         12        24,421                                                               24,433
Conversion of preferred stock                    (5)    (5,000)      786          1         4,999                                                                5,000
Unamortized discount and
   issuance cost on preferred stock                        419                               (419)                                                                (419)
Inducement to preferred shareholders                                                       (2,379)                                                              (2,379)
Issuance of common stock and change in
   warrant value to preferred shareholders                           565          1         1,978                                                                1,979
Beneficial conversion feature of mandatorily
   redeemable convertible preferred stock                  278                               (278)                                                                (278)
Non-cash accretion on mandatorily redeemable
   convertible preferred stock                             137                               (137)                                                                (137)
Issuance of common stock for payment on senior
   exchangeable convertible notes                                  1,466          1         1,965                                                                1,966
Issuance of common stock for payment of interest
   on senior exchangeable convertible notes                           67         --            88                                                                   88
Issuance of common stock on preferred dividend                        16         --            59                                                                   59
Dividend on preferred stock                                                                   (59)                                                                 (59)
Warrants to purchase Lumera common stock                                                      476                                                                  476
Other comprehensive income                                                                                                           1,150                       1,150
Net loss                                                                                                                                         (15,303)      (15,303)
                                           ---------  --------- ---------  ---------  ------------  ------------  -----------  ------------  ------------  ------------
Balance at September 30, 2006                    --  $      --    39,635  $      40  $    245,075  $         --  $      (792) $      1,150  $   (230,953) $     14,520
                                           =========  ========= =========  =========  ============  ============  ===========  ============  ============  ============

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                        ----------------------
                                                                                           2006        2005
                                                                                        ----------  ----------
Cash flows from operating activities
    Net loss                                                                           $  (15,303) $  (22,764)
    Adjustments to reconcile net loss to net cash used in operations:
        Depreciation                                                                          993       1,268
        Gain on disposal of fixed assets                                                     (198)         --
        Non-cash compensation expense                                                       1,467         374
        Non-cash interest expense, net                                                      4,011       1,611
        Gain on derivative instruments                                                     (3,179)     (1,669)
        Loss in equity subsidiary                                                             290       2,488
        Gain on sale of securities of equity subsidiary                                    (7,270)     (1,570)
        Loss on extinguishment of debt                                                         --       3,313
        Non-cash deferred rent                                                               (162)        (21)
        Allowance for estimated contract losses                                                --         (53)
            Change in:
            Accounts receivable                                                               603       3,723
            Costs and estimated earnings in excess of billings on uncompleted contracts       485        (621)
            Inventory                                                                        (271)        849
            Other current assets                                                               57         125
            Other assets                                                                       81         280
            Accounts payable                                                               (1,623)       (824)
            Accrued liabilities                                                            (1,395)       (673)
            Billings in excess of costs and estimated earnings on uncompleted contracts       117      (3,199)
                                                                                        ----------  ----------
            Net cash used in operating activities                                         (21,297)    (17,363)
                                                                                        ----------  ----------
Cash flows from investing activities
    Sales of investment securities                                                             --       1,248
    Purchases of investment securities                                                         --      (1,248)
    Sales of restricted investment securities                                               1,100       1,238
    Purchases of restricted investment securities                                            (268)     (2,101)
    Decrease in restricted cash                                                               755          --
    Proceeds on sale of long-term investment - Lumera                                      10,292       2,282
    Proceeds on sale of property and equipment                                                200          --
    Purchases of property and equipment                                                    (1,995)       (414)
                                                                                        ----------  ----------
            Net cash provided by investing activities                                      10,084       1,005
                                                                                        ----------  ----------
Cash flows from financing activities
    Principal payments under capital leases                                                   (28)        (35)
    Principal payments under long-term debt                                                   (39)        (57)
    Increase in long-term debt                                                                536          --
    Proceeds from issuance of notes and warrants                                               --      10,575
    Payments on notes payable                                                              (6,533)     (1,000)
    Increase in deferred rent                                                                 577         228
    Payment of embedded derivative feature of preferred stock conversion                   (1,074)         --
    Net proceeds from issuance of common stock and warrants                                24,983       6,967
    Payment of preferred dividend                                                             (43)       (173)
                                                                                        ----------  ----------
            Net cash provided by financing activities                                      18,379      16,505
                                                                                        ----------  ----------
Net increase in cash and cash equivalents                                                   7,166         147
Cash and cash equivalents at beginning of period                                            6,860       1,268
                                                                                        ----------  ----------
Cash and cash equivalents at end of period                                             $   14,026  $    1,415
                                                                                        ==========  ==========
Supplemental disclosure of cash flow information
    Cash paid for interest                                                             $      649  $      342
                                                                                        ==========  ==========
Supplemental schedule of non-cash investing and financing activities
    Property and equipment acquired under capital leases                               $       80  $      115
                                                                                        ==========  ==========

    Other non-cash additions to property and equipment                                 $       --  $       69
                                                                                        ==========  ==========

    Scheduled payments of convertible debt and interest in common stock                $    1,755  $       --
                                                                                        ==========  ==========

    Conversion of convertible debt into common stock                                   $      344  $       --
                                                                                        ==========  ==========

    Conversion of preferred stock into common stock                                    $    4,417  $    4,117
                                                                                        ==========  ==========

    Inducement for conversion of preferred stock                                       $    3,076  $       --
                                                                                        ==========  ==========

    Deferred compensation - warrants, options and stock grants                         $       --  $      169
                                                                                        ==========  ==========

The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited)

1. MANAGEMENT'S STATEMENT AND PRINCIPLES OF CONSOLIDATION

Management's Statement

The Consolidated Balance Sheet as of September 30, 2006, the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2006 and 2005, the Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 and 2005, and the Consolidated Statement of Mandatorily Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the nine months ended September 30, 2006 have been prepared by Microvision, Inc. (the "Company" or "Microvision") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at September 30, 2006 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the SEC. You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

At September 30, 2006, Microvision had $14.6 million in cash and cash equivalents and investment securities available-for-sale. In October 2006, the Company sold 322,000 unpledged shares of Lumera common stock for $1.9 million. The Company believes that its cash and cash equivalents and investment securities available-for-sale will satisfy its budgeted cash requirements through April 2007. The budgeted cash requirements reflect management's intention to make the remaining payments on its convertible notes in cash. Microvision plans to raise additional cash to continue to fund its operating plan past that time. There can be no assurance that additional financing will be available to Microvision or that, if available, it will be available on terms acceptable to Microvision on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, Microvision will be required to limit its operations substantially. This limitation of operations may include reductions in staff, operating costs and capital expenditures. As of September 30, 2006, Microvision owns 1.8 million shares of Lumera common stock which are pledged as collateral for the convertible notes. The final payments on the notes are due March 15, 2007. After we repay the notes in full, the pledged shares are released to the Company and become eligible for sale.

Principles of Consolidation

Until July 2004, the consolidated financial statements included the accounts of Microvision, a Delaware corporation, and its majority-owned subsidiary Lumera Corporation ("Lumera"), a Delaware corporation. In July 2004, Microvision's ownership interest in Lumera was reduced to 33% as a result of Lumera completing an initial public offering of its common stock. As a result of the reduction in ownership, Microvision changed to the equity method of accounting for its investment in Lumera until January 2006. In January 2006, Microvision sold 2,550,000 shares of its Lumera common stock for $10.3 million. Microvision recorded a "Gain on sale of securities of equity subsidiary" of approximately $7.3 million for the sale. As a result of the reduction in ownership, Microvision changed to the cost basis of accounting for available-for-sale securities for its investment in Lumera in accordance with Financial Accounting Standards Board No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115").

2. NET LOSS PER SHARE

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding. Potentially dilutive common stock equivalents primarily consist of convertible debt, convertible preferred stock, warrants and employee stock options. Diluted net loss per share for the three and nine months ended September 30, 2006 and 2005 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including convertible debt, convertible preferred stock, options and warrants is anti-dilutive.

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

                                                                             Three Months Ended           Nine Months Ended
                                                                                 September 30,               September 30,
                                                                          --------------------------  --------------------------
                                                                              2006          2005          2006          2005
                                                                          ------------  ------------  ------------  ------------
Numerator:
Net loss available for common shareholders                               $     (7,692) $    (12,571) $    (18,576) $    (24,718)
                                                                          ============  ============  ============  ============
Denominator:
Basic and diluted weighted-average
   common shares outstanding                                             $     38,437  $     22,637  $     30,997  $     21,875
                                                                          ------------  ------------  ------------  ------------
Basic and diluted net loss per share                                     $      (0.20) $      (0.56) $      (0.60) $      (1.13)
                                                                          ============  ============  ============  ============

As of September 30, 2006 and 2005, the Company excluded the following convertible securities from diluted net loss per share as the effect of including them would have been anti-dilutive. The shares shown represent the number of shares of common stock which would be issued upon conversion.

                                           September 30,
                                        2006         2005
                                    ------------ ------------
Publicly traded warrants             12,363,000           --
Options and private warrants         10,907,000    8,576,000
Notes payable                         1,272,000    1,721,000
Mandatorily redeemable
   convertible preferred stock               --      741,000
                                    ------------ ------------
                                     24,542,000   11,038,000
                                    ============ ============

3. INVENTORY

Inventory at September 30, 2006 and December 31, 2005 consisted of the following:

                                                                          September 30,  December 31,
                                                                              2006          2005
                                                                          ------------  ------------
Raw materials                                                            $    511,000  $    267,000
Work-in-process                                                                49,000       141,000
Finished goods                                                                470,000       351,000
                                                                          ------------  ------------
                                                                         $  1,030,000  $    759,000
                                                                          ============  ============

The inventory at September 30, 2006 and December 31, 2005 consisted of raw materials, work-in-process, and finished goods for Flic. Inventory is stated at the lower of cost or market, with cost determined on a weighted-average basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, Microvision reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through normal production during the next twelve months. During the first nine months of 2006 and 2005, Microvision wrote off a total of $591,000 and $1,598,000, respectively.

During the second quarter of 2006, the Company determined that it would no longer promote the Nomad product and recorded an expense of $210,000 to reduce the value of Nomad inventory to zero at June 30, 2006. In addition, the Company recorded $100,000 as additional accelerated depreciation expense related to fixed assets used in Nomad production at June 30, 2006. Both inventory and fixed asset balances related to Nomad production were zero as of June 30, 2006.

4. SEVERANCE ARRANGEMENTS

During the three month periods ended March 31, 2006 and September 30, 2006, the Company terminated 18 and 6 employees, or 11% and 4% of its workforce, respectively. During the nine months ended September 30, 2006, the Company recorded expense of $728,000 and paid $716,000 in connection with severance agreements for these employees.

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

The tender offer was accounted for in accordance with FAS 123(R). The Company will recognize the $496,000 incremental fair value of the modified options over the value of the options prior to modification, as determined on the modification date, as an additional non-cash expense. The incremental expense is recognized ratably over the vesting periods of the options, 25% on the grant date with the remaining 75% straight-line over the remaining vesting period. The incremental fair value of the modified options was estimated using the Black-Scholes option-pricing model with the following assumptions.

                                                                              Pre-         Post-
                                                                          modification  modification
                                                                          ------------  ------------
Weighted average:
   Exercise price                                                        $       8.84  $       2.77
   Volatility                                                                      73%           65%
   Expected term (years)                                                          6.9           4.2
   Risk free rate                                                                 5.0%          5.0%
   Pre-vest forfeiture rate                                                       5.0%          5.0%

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

If compensation expense for employee and director options had been determined using the fair values at the grant dates consistent with the methodology prescribed under FAS 123 in 2005, the Company's consolidated net loss available to common shareholders and associated net loss per share would have increased to the pro forma amounts shown below (in thousands):

                                                                          Three Months  Nine Months
                                                                               Ended September 30,
                                                                          --------------------------
                                                                              2005          2005
                                                                          ------------  ------------

Net loss available for common shareholders, as reported                  $    (12,571) $    (24,718)

Add:  Stock-based employee compensation expense included
  in net loss available for common shareholders,
  as reported, net of minority interest                                            44            79

Deduct: Stock-based employee compensation expense determined under
    fair value based method for all awards, net of minority interest             (535)       (1,535)
                                                                          ------------  ------------

Net loss available for common shareholders, pro forma                    $    (13,062) $    (26,174)
                                                                          ============  ============
Net loss per share (basic and diluted):
  As reported                                                            $      (0.56) $      (1.13)
                                                                          ============  ============

  Pro Forma                                                              $      (0.58) $      (1.20)
                                                                          ============  ============

Basic and diluted weighted-average common shares outstanding                   22,637        21,875
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

The Company adopted the Modified Prospective Application ("MPA") method to account for the transition from Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees ("APB 25") and FAS 123 (Proforma) to FAS 123(R). As prescribed by MPA, the Company will not restate prior period financial statements. Under guidance contained in APB 25 and FAS 123 (Proforma), the Company had accounted for award forfeitures as they occur. Under FAS 123(R), the Company estimates the forfeiture rate on the grant date and adjusts the estimate through the vesting date. The Company has made a policy decision to change its share-based compensation expense attribution method for grants made on or after the adoption date using the straight-line method. The expense attribution method under Financial Accounting Standards Board Interpretation No. 28 ("FIN 28") will continue to be applied for outstanding grants not vested as of the FAS 123(R) adoption date. Upon adopting FAS 123(R), the Company reversed $85,000 of unamortized deferred compensation as of December 31, 2005 against common stock additional paid in capital.

As a result of adopting FAS 123(R), the Company's net income for the nine months ended September 30, 2006 was $1.5 million lower than had it continued to account for share-based employee compensation under APB 25. In addition, basic and diluted losses per share were lower by $0.05 per share.

The share-based employee compensation cost charged against income was as shown below (in thousands):

                                                                             Three Months Ended           Nine Months Ended
                                                                                 September 30,               September 30,
                                                                          --------------------------  --------------------------
                                                                              2006          2005         2006           2005
                                                                          ------------  ------------  ------------  ------------
Share-based employee compensation cost charged against income            $        471  $        118  $      1,453  $        374
                                                                          ============  ============  ============  ============

Description of Incentive Plans

The Company currently has two incentive plans ("Incentive Plans") that have been approved by shareholders. Both Incentive Plans are administered by the Board of Directors, or its designated committee ("Plan Administrator"), and provide for various awards as determined by the Plan Administrator.

In July 2006, the 1996 Stock Option Plan (the "1996 Plan") expired. In September 2006, Company shareholders approved the 2006 Microvision, Inc. Incentive Plan which amends, restates and renames the 1996 Plan ("2006 Incentive Plan"). All awards outstanding under the 1996 Plan remain outstanding under the 2006 Incentive Plan. The 2006 Incentive Plan retained the 8.0 million share authorization that was under the 1996 Plan and permits granting non-qualified stock options ("NSOs"), incentive stock options ("ISOs"), stock appreciation rights, restricted or unrestricted stock, deferred stock, other share-based awards, or cash awards to employees, officers and certain non-employees of the Company. Any award may be a performance-based award. Awards granted under the 2006 Incentive Plan have generally been to employees under non-qualified stock option agreements with the following provisions: exercise prices greater than or equal to the Company's closing stock price on the date of grant; vesting periods ranging from three years to four years; expiration 10 years from the date of grant; and optionees who terminate their service after vesting have a limited time to exercise their options (typically three to twelve months). Shares of common stock awarded or issued upon exercise or conversion of options or other derivatives issued under the Incentive Plan are new shares previously registered for sale with the SEC.

The Independent Director Stock Option Plan ("Director Option Plan") has 900,000 shares authorized and permits granting NSOs to independent directors of the Company. Under the Director Option Plan, upon initial election or appointment to the Board of Directors, Directors receive a fully vested option to purchase 15,000 shares of common stock and a second option to purchase 15,000 shares of common stock. Upon reelection to the Board, Directors receive a subsequent option to purchase 15,000 shares of common stock. The second initial option grant and any reelection grant vests the earlier of one year from date of grant or the day before the next regularly scheduled annual shareholder meeting. Grants awarded under the Director Option Plan generally, have the following terms: exercise price equal to the Company's closing stock price on the date of grant; expiration 10 years from the date of grant, and vested grants remain exercisable until their expiration dates if a director leaves the Board.

Options Valuation Methodology and Assumptions

The Company uses the Black-Scholes option valuation model to determine the fair value of the options and uses the closing price of its common stock as the fair market value of its stock on that date.

The Company considers historical stock price volatilities, volatilities of similar companies and other factors in determining its estimates of future volatilities.

The Company follows the guidance provided by Staff Accounting Bulletin No. 107 ("SAB 107") for estimating "plain vanilla" option lives. For other options, the Company uses historical lives, including post-termination exercise behavior, publications, comparable company estimates, and other factors as the basis for estimating expected lives.

Risk free rates are based on the U.S. Treasury Yield Curve as published by the U.S. Treasury.

The following table summarizes the weighted-average valuation assumptions and weighted-average grant date fair value of options granted, excluding grants issued under the Company's tender offer which require an incremental valuation methodology and are disclosed above, during the periods shown below:

                                                               Three Months Ended     Nine Months Ended
                                                                   September 30,         September 30,
                                                            --------------------  --------------------
                                                              2006       2005       2006       2005
                                                            ---------  ---------  ---------  ---------
Assumptions (weighted average)
Volatility                                                        66%        70%        72%        71%
Expected term (in years)                                         5.3        5.2        6.1        5.1
Risk-free rate                                                   4.8%       4.0%       5.0%       4.0%
Expected dividends                                                --         --         --         --
Pre-vest forfeiture rate                                         5.0%       n/a        5.0%       n/a
Grant date fair value of options granted                   $    0.95  $    3.60  $    2.33  $    3.45

Options Activity and Positions

The following table summarizes activity and positions with respect to options for the nine months ended September 30, 2006:

                                                                  Weighted
                                                                  Average
                                                      Weighted   Remaining
                                                       Average  Contractual   Aggregate
                                                      Exercise      Term      Intrinsic
Options                                  Shares         Price     (years)       Value
---------------------------------------- -----------  --------- ------------  ----------
Outstanding at December 31, 2005          5,320,000  $   11.09
Granted  *                                4,180,000       3.02
Exercised                                        --         --
Forfeited or expired  *                  (3,788,000)      9.76
                                         -----------
Outstanding as of September 30, 2006      5,712,000  $    6.06          7.1  $       --
                                         ===========  ========= ============  ==========

Vested and expected to vest as of
September 30, 2006                        5,385,000  $    6.23          7.0          --
                                         ===========  ========= ============  ==========

Exercisable as of September 30, 2006      2,585,000  $    9.63          6.2  $       --
                                         ===========  ========= ============  ==========

* Includes 2.2 million shares exchanged pursuant to stock option exchange disclosed above

The total intrinsic value of options exercised during the three and nine months ended September 30, 2005 was zero and $6,000, respectively.

As of September 30, 2006, the Company's unamortized share-based compensation was $3.7 million. The Company plans to amortize this share-based compensation cost over the next 2.3 years.

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

In July 2005, the Company granted options to purchase an aggregate of 300,000 shares of common stock at an exercise price of $5.32 to an executive officer. The exercise price of the options was less than the fair market value of the shares on the date of grant. According to guidance in Accounting Principles Bulletin No. 25 ("APB 25"), the Company recorded $144,000 of deferred compensation and amortized $59,000 to compensation expense related to these options in 2005. Upon adopting FAS 123(R) on January 1, 2006, the Company reversed the remaining unamortized deferred compensation of $85,000 to additional paid-in capital.

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

6. LONG-TERM NOTES

Convertible Notes

The following table summarizes the activity related to the Company's March and December 2005 convertible notes in 2006:

                                                                                             Embedded    Common
                                                                                            derivative  stock and
                                                                        Notes    Warrants    feature      APIC
                                                                      ---------  ---------  ----------  ---------
Balances at December 31, 2005                                        $   9,343  $   3,452  $    1,368  $   5,721
Principal payments on notes                                             (8,500)        --          --      1,967
Discount accretion for the nine months ended September 30, 2006          3,889         --          --         --
Changes in market value for the nine months ended September 30, 2006        --     (2,858)     (1,368)        --
                                                                      ---------  ---------  ----------  ---------
Balance of notes at September 30, 2006                               $   4,732  $     594  $       --  $   7,688
                                                                      =========  =========  ==========  =========

As of September 30, 2006, the principal balance outstanding under the convertible notes is $5.8 million. The final scheduled principal payments are due March 15, 2007.

In January 2006, the Company issued 91,000 shares of its common stock in payment of $300,000 principal on the March 2005 convertible notes.

During 2006, the Company made the following scheduled payments in connection with its March and December 2005 convertible notes.

  cash payments of $6.5 million in principal and $606,000 in interest, and issued 1.4 million shares of its common stock in payment of $1.7 million in principal and $88,000 in interest

Tenant Improvement Loan Agreement

In February 2006, the Company entered into a loan agreement with the lessor of the Company's corporate headquarters to finance $536,000 in tenant improvements. The loan carries a fixed interest rate of 9% per annum, is repayable over the initial term of the lease, which expires in 2013, and is secured by a letter of credit. The balance of the loan, including interest added to principal, was $532,000 at September 30, 2006.

7. PREFERRED STOCK CONVERSION

On May 3, 2006, the Company entered into an agreement ("Conversion Agreement") with the holders of its Series A Convertible Preferred Stock to convert 5,000 shares of Preferred Stock. As consideration for the conversion, the Company issued a total of 1,353,066 shares of its common stock, $.001 par value, of which 565,000 shares were issued as an inducement to convert ("Incentive Shares"). In connection with the conversion, the Company entered into a Registration Rights Agreement with respect to the Incentive Shares. Under the conversion agreement, the Company agreed to pay the difference, only if positive, of $3.62 minus the 45 day trailing volume weighted average price as of the 45th trading day after the effective date of the required registration statement with respect to any of the Incentive Shares that were sold by the holder during the 45 day period or that were held in an economically neutral position as of the end of the 45 day period.

The Company determined that the price protection feature of the incentive shares included an embedded derivative feature as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). The value of the derivative feature at the conversion was estimated to be $401,000 using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 65%; expected dividend yield of 0%; risk free interest rate of 4.9%; and contractual life of 0.3 years. The Company recorded the initial value of the embedded derivative feature as a non-operating expense included in "Gain on derivative instruments, net." Due to changes in the Company's stock price, the value of the derivative feature was adjusted to $729,000 at June 30, 2006 using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 65%; expected dividend yield of 0%; risk free interest rate of 4.7%; and contractual life of 0.2 years. In August 2006, the Company determined the final value and paid the liability of $1,074,000. The changes in the estimated fair value of the derivative feature of $345,000 and $673,000 for the three and nine months ended September 30, 2006 were included as a non- operating expense in "Gain on derivative instruments, net."

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

The Company established an allowance for doubtful accounts when it determined that certain of its senior officers may have had insufficient net worth and short-term earnings potential to repay their outstanding loans. The balance of the allowance for doubtful accounts for receivables from senior officers was $1.9 million at September 30, 2006 and at December 31, 2005. In accordance with the terms of the notes, $2.4 million in loans to the two officers who left the Company will be due in January 2007. Microvision has no plans to forgive any portion of the principal of the outstanding receivable balance.

10. ACCOUNTING FOR LUMERA

Investment Securities, Available-for-sale

In February 2006, Microvision sold 2,550,000 shares of its Lumera common stock for $10.3 million. Microvision recorded a "Gain on sale of securities of equity subsidiary" of approximately $7.3 million. As a result of the reduction in ownership, Microvision changed to the cost basis of accounting for its investment in Lumera in accordance with FAS 115.

As of September 30, 2006, Microvision owns 2.1 million shares of Lumera common stock, recorded at fair market value, of which 1.8 million are pledged as collateral for the convertible notes. The shares of common stock pledged as collateral are recorded as "Current restricted investments" and the unrestricted balance is recorded at "Investment securities, available-for- sale".

The cost, net unrealized gain and estimated fair market value of the shares of Lumera common stock, both available-for-sale and currently restricted, as of September 30, 2006, are shown below:

                                                   Net      Estimated
                                                Unrealized     Fair
                                       Cost        Gain       Value
                                     ---------  ----------  ----------
Lumera common stock                 $   2,455  $    1,150  $    3,605
                                     =========  ==========  ==========

In October 2006, the Company sold 322,000 unpledged shares of Lumera common stock for $1.9 milion.

Warrant

In connection with the change in accounting method in February 2006, the Company recorded $476,000 in "Other current assets" for the fair value of a warrant previously received to purchase 170,500 shares of Lumera common stock. On the transaction date, the warrant was valued using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.6%; and contractual life of 5.1 years.

At September 30, 2006, the warrant was revalued using the Black-Scholes option-pricing model with the following assumptions; expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.6%; and contractual life of 4.5 years. The fair value of the warrant decreased to $101,000 and the change in value of $124,000 was recorded as a non-operating loss and is included in "Gain on derivative instruments, net" in the consolidated statement of operations.

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

12. SUBSEQUENT EVENT

In October 2006, the Company sold 322,000 unpledged shares of Lumera common stock for $1.9 million. Microvision expects to record an estimated gain of $1.5 million in "Gain on sale of securities of equity subsidiary" in the fourth quarter of 2006.

13. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (''FASB'') issued FASB Statement No. 155, "Accounting for Certain Hybrid Instruments" ("FAS 155"). This standard amends the guidance in FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis, and clarifies other issues regarding accounting for derivative instruments. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently assessing the guidance in FAS 155 and the potential impacts it may have on the Company in relation to any future security issuances.

In July 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of the standard. FIN 48 is effective for fiscal years beginning after December 15, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information set forth in this report in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 3, "Quantitative and Qualitative Disclosure about Market Risk," includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by that section. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of Microvision, as well as assumptions relating to the foregoing. The words "anticipate," "believe," "estimate," "expect," "goal," "may," "plan," "project," "will," and similar expressions identify forward- looking statements, which speak only as of the date the statement was made. Factors that could cause actual results to differ materially from those projected in the our forward-looking statements include the following: our ability to obtain financing; success of executive transition; market acceptance of our technologies and products; our financial and technical resources relative to those of our competitors; our ability to keep up with rapid technological change; government regulation of our technologies; our ability to enforce our intellectual property rights and protect our proprietary technologies; the ability to obtain additional contract awards and to develop partnership opportunities; the timing of commercial product launches; the ability to achieve key technical milestones in key products; and other risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended, and as updated in our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2006 and below under the caption "Item 1A - Risk Factors."

Overview

We design and market scanned beam display and image capture products. We are developing a modular integrated photonics module that we expect to be a common integrated subsystem in future display products. The integrated photonics module consists of a MEMS scanner, electronics to drive the MEMS scanner, a light source module, and electronics to drive the video input and output, system controller and buffer memory component. We believe that the modular integrated photonics module could be readily modified to meet OEM product requirements for different display product configurations. These product configurations may require modification of the integrated photonics module for a specific OEM product. The Automotive Head-Up Display, Pico Projector and Color Eyewear are potential products we are planning to develop based on the integrated photonics module. In addition, we currently sell laser bar code scanners that feature proprietary technology and we are developing image capture products that use our scanned beam display and other proprietary technology.

Automotive Head-Up Display

We are continuing to improve upon our prototype head-up displays for automotive manufacturers and Tier 1 suppliers to automotive companies. Our prototypes demonstrate that scanned beam display technology can be used in a head-up display that projects a day-light or night-time readable image onto the windscreen of an automobile to provide the vehicle operator with a variety of information related to the car's operation. We believe that our technology provides three distinct advantages over competing technologies for head-up display applications:

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

In September 2006, we entered into an agreement with a Tier 1 automotive supplier to develop a commercial scanned beam head-up display. We plan to work with the Tier 1 supplier and automobile manufacturers to integrate our head-up display into an automotive instrument panel.

The current competitive products are based on liquid crystal display or vacuum fluorescent display technology and these are more mature than scanned beam display technology.

Pico Projector

During 2005, we developed a prototype micro projector. We are targeting embedding this micro projector into a hand held device that can project full- color images from a portable media source or mobile computer onto a surface chosen by the user. Several large consumer electronics companies are developing micro projectors based on very small display panel technologies. Our goal is to enter into an agreement that would result in the development, manufacture and distribution of a pico projector based on our planned integrated photonic module. We believe our scanned beam display technology will provide a smaller form factor than small projectors based on competing display technologies.

We believe that the pico projector will compete with other projection display technologies as well as traditional flat panel direct view displays.

Full-Color Eyewear

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
  Fully-occluded immersive display: In this configuration, the user could view a very wide screen high resolution 2D and 3D video stream. This configuration would be suitable for interactive gaming applications and simulators.

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

Flic

We sell the Flic laser bar code scanner, a hand held laser bar code scanner and the Flic Cordless Scanner, a Bluetooth version of the Flic Scanner. Flic scanners feature a proprietary design that provides for lower power consumption and total operating cost than many other bar code scanners currently available. We expect the sales volume for Flic scanners will grow as more companies release products which bundle application software with the Flic.

The bar code scanning industry is highly competitive. Flic scanners compete with existing laser wand and CCD/CMOS imager scanners produced by established bar code scanner companies. Flic scanners compete on the basis of price, form factor, and performance. The bar code industry is dominated by Symbol Technologies, which sells products that directly compete with the Flic and Flic Cordless scanner products.

Image Capture

We are using our scanned beam and other proprietary technology to develop products that capture images and other information. Such products include bar code readers and miniature high-resolution "laser cameras". In December 2004, we entered into an agreement with Ethicon Endo-Surgery Inc., a subsidiary of Johnson & Johnson, to integrate our scanned beam technology into certain medical products for human medical applications. We have delivered prototype units that Ethicon will use for product evaluation and market analysis.

Competition

The consumer display and automotive head-up-display markets are highly competitive. Our competitors in these markets have substantially greater financial, technical and other resources than us and may develop further improvements to screen display technology that could reduce or eliminate the anticipated advantages of our proposed products.

Results of Operations

Contract revenue.

                                                  % of                  % of
                                                contract              contract
                                       2006      revenue     2005      revenue   $ change  % change
                                     ---------  ---------  ---------  ---------  --------- ---------
Three months ended September 30
Government revenue                  $     271       50.1  $   1,596       73.2  $  (1,325)    (83.0)
Commercial revenue                        270       49.9        584       26.8       (314)    (53.8)
                                     ---------             ---------             ---------
Total contract revenue              $     541             $   2,180             $  (1,639)    (75.2)
                                     =========             =========             =========
Nine months ended September 30
Government revenue                  $   2,281       62.4  $   3,548       38.4  $  (1,267)    (35.7)
Commercial revenue                      1,376       37.6      5,696       61.6     (4,320)    (75.8)
                                     ---------             ---------             ---------
Total contract revenue              $   3,657             $   9,244             $  (5,587)    (60.4)
                                     =========             =========             =========

We earn contract revenue from performance on development contracts with the United States government and commercial customers.

Our contract revenue in a particular period is dependent upon when we enter into a contract, the value of the contracts we have entered into, and the availability of technical resources to perform work on the contracts. Contract revenue was lower during the three and nine months ended September 30, 2006 than the same periods in 2005, due to lower beginning commercial contract backlog, the later timing of completing government contract negotiations, and the allocation of resources to internally funded development projects.

During the first nine months of 2005, we earned $4.9 million from work performed on the Ethicon contract compared to $764,000 during the first nine months of 2006. We delivered the prototype devices as required under the contract during the second quarter of 2006. Ethicon has seventeen months to conduct market evaluations before it decides to continue development. We do not anticipate earning additional material revenue from Ethicon in 2006.

In September 2006, we entered into a $5.95 million contract with General Dynamics C4 Systems to supply full-color, daylight readable, see-through helmet- mounted displays as part of the U.S. Army's Mounted Warrior HMD Improvement Program. General Dynamics holds prime contracts with the U.S. Army for other Warrior programs including Land Warrior, Air Warrior and Future Force Warrior Advanced Technology Demonstration. The contract specifies the development and delivery of ten full-color display units for evaluation.

In September 2006, we also entered into an agreement with a global Tier 1 automotive supplier. Under the agreement, we will work with the Tier 1 supplier to design and produce a series of advanced automotive head-up display samples. The Tier 1 supplier, working in collaboration with us, is expected to use the samples to demonstrate the performance of our laser based scanned beam display technology and to refine commercial product requirements of automotive head-up displays.

As long as most of our revenue is earned from performance on development contracts, we believe there may be a high degree of variability in revenue from quarter to quarter.

Our backlog of development contracts at September 30, 2006 was $6.8 million compared to $4.6 million at September 30, 2005. Of our current development contract backlog, $5.3 million is scheduled for completion during the next twelve months. The remaining $1.5 million is scheduled for completion over the subsequent five months through February 2008.

Product revenue.

                                                  % of                  % of
                                                 product               product
                                       2006      revenue     2005      revenue   $ change  % change
                                     ---------  ---------  ---------  ---------  --------- ---------
Three months ended September 30
Flic revenue                        $     190       67.4  $     368       32.0  $    (178)    (48.4)
Nomad revenue                              92       32.6        782       68.0       (690)    (88.2)
                                     ---------             ---------             ---------
Total product revenue               $     282             $   1,150             $    (868)    (75.5)
                                     =========             =========             =========
Nine months ended September 30
Flic revenue                        $   1,374       89.0  $   1,133       40.6  $     241      21.3
Nomad revenue                             170       11.0      1,660       59.4     (1,490)    (89.8)
                                     ---------             ---------             ---------
Total product revenue               $   1,544             $   2,793             $  (1,249)    (44.7)
                                     =========             =========             =========

We have earned product revenue from sales of Nomad and Flic. The Nomad has not gained the commercial acceptance we had planned when it was introduced. In June 2006, we decided not to continue to promote the Nomad product.

Our quarterly revenue may vary substantially due to the timing of product orders from customers, production constraints and raw material availability.

The backlog of product orders at September 30, 2006 was approximately $98,000, compared to $276,000 at September 30, 2005, all of which is scheduled for delivery during the next twelve months.

Cost of contract revenue.

                                                  % of                  % of
                                                contract              contract
                                       2006      revenue     2005      revenue   $ change  % change
                                     ---------  ---------  ---------  ---------  --------- ---------
Three months ended September 30     $     343       63.4  $   1,647       75.6  $  (1,304)    (79.2)
Nine months ended September 30          2,493       68.2      5,143       55.6     (2,650)    (51.5)

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

Our research and development department works on both contract revenue projects and internally funded development projects. We allocate the research and development department overhead to cost of contract revenue and research and development expense based on the proportion of direct labor cost incurred in cost of contract revenue and research and development, respectively. As a result of the lower direct labor cost in cost of contract revenue for both the three and nine months ended September 30, 2006, approximately 83% and 50%, respectively, less overhead was allocated to cost of contract revenue than in the same periods in 2005.

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

Our overhead, which includes the costs of procuring, inspecting and storing material, facility and depreciation costs, is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the proportion of direct material purchased for the respective activity. During the three and nine months ending September 30, 2006, we expensed approximately $276,000 and $1,114,000, respectively, of manufacturing overhead associated with production capacity in excess of production requirements.

Cost of product revenue for the three and nine months ended September 30, 2006 includes the write-off of a total of $139,000 and $591,000 of inventory, respectively, compared to $207,000 and $1,598,000 for the three and nine months ended September 30, 2005. The write-offs were due to changes in product design, our decision not to promote the Nomad product, and customer demand that caused components and accessories to become obsolete or slow-moving. We value our inventory at the lower of cost or market and reduce the value of our inventory to its estimated scrap value when we determine that we will probably not sell the inventory during the next 12 months.

In June 2006, we decided not to continue to promote the Nomad product and recorded an expense of $210,000 to reduce the value of Nomad inventory to zero. In addition, we recorded $100,000 in depreciation expense to fully depreciate the fixed assets used in Nomad production.

We expect that cost of product revenue on an absolute dollar basis will increase in the future. This increase will likely result from expected sales of commercial products. The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix, the level of overhead expense and the volume of direct materials purchased.

Research and development expense.

                                       2006       2005     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended September 30     $   2,855  $   1,963  $     892       45.4
Nine months ended September 30          7,316      5,884      1,432       24.3

Research and development expense consists of:
  Compensation related costs of employees and contractors engaged in internal research and product development activities,
  Laboratory operations, outsourced development and processing work, and
  Other operating expenses.

As part of our turnaround strategy announced in February 2006, we established a target of reducing total overhead cost by approximately 20%, excluding the impact of adopting FAS123(R) and severance costs.

The following table eliminates the impacts of adopting FAS 123(R) and severance costs on research and development expense.

                                      Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                     --------------------  --------------------
                                       2006       2005       2006       2005
                                     ---------  ---------  ---------  ---------
Research and development
   expense, as reported             $   2,855  $   1,963  $   7,316  $   5,884
FAS 123(R) options expense                (97)        --       (306)        --
Severance                                  --         --       (283)        --
                                     ---------  ---------  ---------  ---------
Research and development
   expense, as adjusted             $   2,758  $   1,963  $   6,727  $   5,884
                                     =========  =========  =========  =========

For the three and nine months ended September 30, 2006 $1.3 million and $2.6 million, respectively, less research and development cost was allocated to cost of contract revenue than during the same periods in 2005. We directed more of our research and development work to internally funded projects such as the integrated photonics module than during the same period last year. We allocate our research and development resources based on the business opportunity of the available projects, the skill mix of the resources available and the contractual commitments we have made to customers.

As part of our ongoing efforts to reduce cost, we have reduced research and development overhead costs such as contracted services, facilities and equipment related expenses.

We believe that a substantial level of continuing research and development expense will be required to develop additional commercial products using the scanned beam display technology. Accordingly, Microvision anticipates its level of research and development spending will continue to be substantial.

Sales, marketing, general and administrative expense.

                                       2006       2005     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended September 30     $   3,652  $   4,523  $    (871)     (19.3)
Nine months ended September 30         13,066     13,830       (764)      (5.5)

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

As part of our turnaround strategy announced in February 2006, we established a target of reducing sales, marketing, general and administrative expense by approximately 25% in 2006, excluding the impact of adopting FAS123(R) and severance costs. The following table eliminates the impacts of adopting FAS 123(R) and severance costs on sales, marketing, general and administrative expense.

                                      Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                     --------------------  --------------------
                                       2006       2005       2006       2005
                                     ---------  ---------  ---------  ---------
Sales, marketing, general and
   admininistrative, as reported    $   3,652  $   4,523  $  13,066  $  13,830
FAS 123(R) options expense               (374)        --     (1,147)        --
Severance                                 (81)        --       (445)        --
                                     ---------  ---------  ---------  ---------
Sales, marketing, general and
   admininistrative, as adjusted    $   3,197  $   4,523  $  11,474  $  13,830
                                     =========  =========  =========  =========

Interest expense.

                                       2006       2005     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended September 30     $   1,346  $     997  $     349       35.0
Nine months ended September 30          4,804      2,067      2,737      132.4

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

Gain on derivative instruments, net and Inducement for conversion of preferred stock.

Gain on derivative instruments, net:

                                       2006       2005     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended September 30     $     125  $     611  $    (486)     (79.5)
Nine months ended September 30          3,179      1,669      1,510       90.5

Inducement for conversion of preferred stock:

                                       2006       2005     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended September 30     $      --  $  (1,184) $   1,184     (100.0)
Nine months ended September 30         (3,076)    (1,184)    (1,892)     159.8

In connection with the issuance of our Notes, we concluded that the note holders' right to convert all or a portion of the Notes into our common stock is an embedded derivative instrument as defined by FAS 133, Accounting for Derivative Instruments and Hedging Activities. We determine the value of the derivative features at each balance sheet date using the Black-Scholes option-pricing model. At September 30, 2006, we used the following assumptions: expected volatilities of 65%; expected dividend yields of 0%; risk free interest rates ranging from 4.9% to 5.0%; and contractual lives of 2.5 to 5.5 months. The contractual lives are the same as the principal repayment dates when valuing the derivative features. Due to changes in our stock price and the short remaining lives, the aggregate fair value of the embedded derivative instruments decreased to zero at September 30, 2006. The change in value of $53,000 and $1,368,000 for the three and nine months ended September 30, 2006, respectively, was recorded as a non-operating gain and is included in "Gain on derivative instruments, net" in the consolidated statement of operations.

We issued warrants to purchase 2,302,000 shares of common stock in connection with the issuance of the Notes. The warrants met the definition of derivative instruments that must be accounted for as liabilities under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because we cannot engage in certain corporate transactions affecting the common stock unless we make a cash payment to the holders of the warrants. We record changes in the fair values of the warrants in the statement of operations each period. We valued the warrants at September 30, 2006 using the Black-Scholes option-pricing model with the following assumptions: expected volatilities ranging from 63% to 66%; expected dividend yields of 0%; risk free interest rates ranging from 4.6% to 4.7%; and contractual lives ranging from 1.8 years to 4.2 years. The change in value of the warrants of $541,000 and $2,859,000 for the three and nine months ended September 30, 2006, respectively, was recorded as a non-operating gain and is included in "Gain on derivative instruments, net" in the consolidated statement of operations.

In May 2006, we entered into an agreement with the holders of our Series A Convertible Preferred Stock to convert 5,000 shares of preferred stock to common stock. As consideration for the conversion, we issued a total of 1,353,066 shares of our common stock, of which 565,000 incentive shares were issued as an inducement to convert. The value of the inducement shares was recorded as "Inducement for conversion of preferred stock" in the consolidated statement of operations. In connection with the conversion, we agreed to register the incentive shares and to provide price protection on the incentive shares. We agreed to pay the difference, only if positive, of $3.62 minus the 45 day trailing volume weighted-average price as of the 45th trading day after the effective date of the required registration statement with respect to any of the incentive shares that were sold during the 45 day period or that were held in an economically neutral position as of the end of the 45 day period.

We determined the price protection feature of the incentive shares included an embedded derivative feature as defined by FAS 133. The value of the derivative feature at conversion was estimated to be $401,000 using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 65%; expected dividend yield of 0%; risk free interest rate of 4.9%; and contractual life of 0.3 years. We recorded the initial value of the embedded derivative feature as a non-operating expense included in "Inducement for conversion of preferred stock" in the consolidated statement of operations. The value of the derivative feature fluctuated with the value of our common stock and, to a lesser extent, with changes in valuation variables. Due to changes in our stock price, we adjusted the value of the derivative feature to $729,000 at June 30, 2006 using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 65%; expected dividend yield of 0%; risk free interest rate of 4.7%; and contractual life of 0.2 years. In August 2006, we determined the final value and paid the liability of $1,074,000. The changes in the estimated fair value of the derivative feature of $345,000 and $673,000 for the three and nine months ended September 30, 2006 were included as a non-operating expense in "Gain on derivative instruments, net."

Loss on investment in equity subsidiary and Gain on sale of securities of equity subsidiary

Loss on investment in equity subsidiary:

                                       2006       2005     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended September 30     $      --  $     610  $    (610)    (100.0)
Nine months ended September 30            290      2,488     (2,198)     (88.3)

Gain on sale of securities of equity subsidiary:

                                       2006       2005     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended September 30     $      --  $      --  $      --         n/a
Nine months ended September 30          7,270      1,570      5,700      363.1

In February 2006, we sold 2.6 million shares of our Lumera common stock for $10.3 million. We recorded a "Gain on sale of securities of equity subsidiary" of approximately $7.3 million. As a result of the reduction in ownership, we changed to the cost basis of accounting for our investment in Lumera in accordance with FAS 115. We recorded our proportionate share of Lumera losses prior to the sale in February 2006. We recorded a charge of $290,000 for our proportion of Lumera net loss for the period preceding the sale and change in accounting method.

In connection with the change in accounting method, we recorded $476,000 in "Other current assets" for the fair value of warrants previously received to purchase 170,500 shares of Lumera common stock. On the transaction date, the warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.55%; and contractual life of 5.1 years. Changes in the fair value of the warrants are recorded in the statement of operations each period. As of September 30, 2006, the warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatilities of 83%; expected dividend yields of 0%; risk free interest rates of 4.60%; and contractual lives of 4.5 years. As of September 30, 2006, the fair value of the warrants decreased to $101,000 and the change in value of $124,000 was recorded as a non-operating loss and is included in "Gain on derivative instruments, net" in the consolidated statement of operations.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, convertible debt, warrants and, to a lesser extent, from development contract revenues and product sales. We believe that our current cash and cash equivalents and investment securities, available-for-sale balance as of September 30, 2006, totaling $14.6 million, will satisfy our budgeted cash requirements through April 2007. The budgeted cash requirements reflect our intention to make the remaining payments on our convertible notes in cash. Microvision plans to raise additional cash to continue to fund its operating plan past that time. There can be no assurance that additional financing will be available to Microvision or that, if available, it will be available on terms acceptable to Microvision on a timely basis. If adequate funds are not available to satisfy either short-term or long- term capital requirements, Microvision will be required to limit its operations substantially. This limitation of operations may include reductions in staff, operating costs and capital expenditures. We own approximately 1.8 million shares of Lumera common stock which are pledged as collateral for the convertible notes. The final payments on the notes are due March 15, 2007. After we repay the notes in full, the pledged shares are released to us and become eligible for sale. Based on the October 27, 2006 closing price of $6.27, the pledged Lumera shares have a market value of approximately $11.0 million. The market price of Lumera's common stock is subject to fluctuations based on Lumera's financial performance, published accomplishments and overall market conditions. During the 90 calendar day period ended October 27, 2006, Lumera common stock has traded between $1.45 and $8.44.

Cash used in operating activities totaled $21.3 million during the nine months ended September 30, 2006, compared to $17.4 million during the same period in 2005. In both periods, cash used in operating activities for both periods resulted primarily from the loss from operations.

Cash provided by investing activities totaled $10.1 million during the nine months ended September 30, 2006, compared to $1.0 million during the same period of 2005.

In February 2006, we sold 2.6 million shares of our Lumera common stock for $10.3 million. We recorded a "Gain on sale of securities of equity subsidiary" of $7.3 million. As a result of the reduction in ownership, we changed to the cost basis of accounting for our investment in Lumera in accordance with FAS 115. As of September 30, 2006, we had 322,000 shares of Lumera stock that were not pledged as security for our Notes that were included in "Investment securities, available-for-sale". In October 2006, we sold all of these unpledged shares of our Lumera common stock for $1.9 million.

In addition, we used cash of $2.0 million for capital expenditures during the nine months ended September 30, 2006, compared to $414,000 during the same period in 2005. Capital expenditures include leasehold improvements to leased office space and computer hardware and software, laboratory equipment and furniture and fixtures to support operations. The increase is due to expenditures for leasehold improvements to our new facility.

Cash provided by financing activities totaled $18.4 million during the nine months ended September 30, 2006, compared to cash provided by financing activities of $16.5 million during the same period in 2005.

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

In connection with the offering, we issued the underwriter a warrant to purchase 537,500 shares of Microvision common stock at an exercise price of $2.76 per share. We also issued the underwriter a warrant to acquire 537,500 warrants, identical to those sold in the offering, at an exercise price of $0.16 per warrant. Both warrants will be exercisable for a period of 4 years beginning on the first anniversary of the date of issuance.

In July 2006, we raised an additional $1.7 million though the issuance of 800,000 shares of our common stock pursuant to MDB Capital Group LLC's exercise of its over allotment option in connection with the underwritten offering described above.

During 2006, the Company made the following scheduled payments in conection with its March and December 2005 convertible notes:

  cash payments of $6.5 million in principal and $606,000 in interest, and issued 1.4 million shares of its common stock in payment of $1.7 million in principal and $88,000 in interest.

In August 2006, we paid $1,074,000 in connection with our May 2006 conversion agreement with the holders of our Series A Convertible Preferred Stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our cash equivalents and investment securities have variable interest rates and, as such, the fair values of the principal of these instruments are not affected by changes in market interest rates. Due to the generally short-term maturities of these investment securities, we believe that the market risk arising from its holdings of these financial instruments is not material.

Our investment policy restricts investments to ensure principal preservation and liquidity. We invest cash that we expect to use within approximately sixty days primarily in U.S. Treasury-backed instruments. We invest cash in excess of this time period in high quality investment securities. The investment securities portfolio is limited to U.S. government and U.S. government agency debt securities and other high-grade securities generally with maturities of three years or less.

Cash and cash equivalents were $14.0 million as of September 30, 2006.

As of September 30, 2006, we owned 2.1 million shares of Lumera common stock, of which 1.8 million are pledged as collateral for our Notes. In October 2006, we sold the 322,000 unpledged shares for $1.9 million. Based on the October 27, 2006 closing price of $6.27, the pledged Lumera shares have a market value of approximately $11.0 million. The final payments on the notes are due March 15, 2007. After we repay the notes in full, the pledged shares are released to us and become eligible for sale. The market price of Lumera's common stock is subject to fluctuations based on Lumera's financial performance, published accomplishments and overall market conditions. During the 90 calendar day period ended October 27, 2006, Lumera common stock has traded between $1.45 and $8.44.

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

  As of September 30, 2006, we had an accumulated deficit of $231.0 million.
  We incurred consolidated net losses of $154.3 million from inception through 2003, $33.2 million in 2004, $28.2 million in 2005, and consolidated net loss of $15.3 million in the nine months ended September 30, 2006.

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

We cannot be certain that we will succeed in obtaining additional development contracts or that we will be able to obtain substantial customer orders for our products. In light of these factors, we expect to continue to incur substantial losses and negative cash flow at least through 2007 and likely thereafter. We cannot be certain that we will achieve positive cash flow at any time in the future.

We will require additional capital to fund our operations and to implement our business plan. If we do not obtain additional capital, we may be required to curtail our operations substantially. Raising additional capital may dilute the value of current shareholders' shares.

Based on our current operating plan and budgeted cash requirements, we expect our cash to fund operations through April of 2007. We will require additional capital in the future to fund our operations, including to:

  Further develop the scanned beam technology,
  Develop and protect our intellectual property rights, and
  Fund long-term marketing and business development opportunities.

We own 1.8 million shares of Lumera common stock which are pledged as collateral for the convertible notes. The final payments on the notes are due March 15, 2007. After we repay the notes in full, the pledged shares are released to us and become eligible for sale. Based on the October 27, 2006 closing price of $6.27, the pledged Lumera shares have a market value of approximately $11.0 million. The market price of Lumera's common stock is subject to fluctuations based on Lumera's financial performance, published accomplishments and overall market conditions. During the 90 calendar day period ended October 27, 2006, Lumera common stock has traded between $1.45 and $8.44. We may be deemed to be an affiliate of Lumera. Under Rule 144 of the Securities Act, an affiliate is entitled to sell within any three-month period a number of shares of Lumera common stock that does not exceed the greater of 1% of the then outstanding shares of Lumera common stock or the average weekly trading volume of Lumera common stock on the NASDAQ Global Market during the four calendar weeks preceding the filing of a notice of the sale on Form 144. The immediate sale of Lumera stock in the public market could have a negative impact on the Lumera stock price.

Our capital requirements will depend on many factors, including, but not limited to, the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce products incorporating the scanned beam and image capture technologies and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if the level and mix of revenues vary from anticipated amounts and allocations or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to further the development of our technologies, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. In addition, our operating plan provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by us.

Our Certificate of Incorporation currently authorizes the issuance of 73.0 million shares of common stock and 25.0 million shares of preferred stock. We have 39.6 million shares of common stock issued and outstanding and 26.2 million shares of common stock reserved for future issuance under our outstanding options, warrants and convertible securities, which leaves 7.2 million shares of common stock available for financing, issuances under our incentive plans and other purposes. The number of shares available for future use under our Certificate of Incorporation may limit our ability to raise additional capital. An increase in the number of authorized shares would require board approval as well as approval by holders of a majority of our outstanding shares of common stock at a shareholders' meeting.

In addition, additional financing may not be available to us or, if available, may not be available on terms acceptable to us on a timely basis. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of current shareholders' shares. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit our operations substantially. This limitation of operations may include reductions in staff and operating costs as well as reductions in capital expenditures and investment in research and development. We intend to seek shareholder approval of an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock but we may not be successful in obtaining the needed approvals.

The value of our investment in Lumera may decrease.

Lumera's stock price is subject to fluctuation and may decrease, lowering the value of our investment. We own approximately 10% of Lumera's common stock. Since we hold a large percentage of Lumera's common stock, if an active market does not develop or is not sustained, it may be difficult for us to sell our shares of Lumera's common stock at an attractive price or at all. The likelihood of Lumera's success, and the value of the common stock we hold, must be considered in light of the risks frequently encountered by early stage companies, especially those formed to develop and market new technologies. These risks include Lumera's potential inability to establish product sales and marketing capabilities to establish and maintain markets for their potential products; and to continue to develop and upgrade their technologies to keep pace with changes in technology and the growth of markets using polymer materials. If Lumera is unsuccessful in meeting these challenges, its stock price, and the value of our investment, could decrease.

Our convertible notes may adversely impact our common stockholders or limit our ability to obtain additional financing.

In March 2005 and December 2005, we issued convertible notes. Among other provisions, these notes include material limitations on our ability to incur additional debt or incur liens while the convertible notes are outstanding. These limitations could materially adversely affect our ability to raise funds we expect to need in 2007.

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

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity for our common stock. If our common stock were not listed on the Capital Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. During the first and second quarter of 2003, the third quarter of 2004, the second quarter and fourth quarter of 2005, and the first three quarters of 2006, the market price of our stock traded below $5.00 per share. On October 27, 2006 the closing price of our stock was $2.08.

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

To date, we have produced limited quantities of our Flic products and demonstration units for research, development and demonstration purposes. The cost per unit for these units currently exceeds the level at which we could expect to profitably sell these products. If we cannot lower our cost of production, we may face increased demands on our financial resources, possibly requiring additional equity and/or debt financing to sustain our business operations.

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

During the first nine months of 2006 and the full year of 2005, 44% and 35%, respectively, of our revenue was derived from performance on a limited number of development contracts with the U.S. government. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues. Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors continuously engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. Our contracts with the government are subject to immediate termination by the government for convenience at any time. The government may choose to use contractors with competing display technologies or it may decide to discontinue any of our programs altogether. In addition, those development contracts that we do obtain require ongoing compliance with applicable government regulations. Termination of our development contracts, a shift in government spending to other programs in which we are not involved, a reduction in government spending generally, or our failure to meet applicable government regulations could have severe consequences for our results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Shareholder's Meeting was held on September 21, 2006. The following proposals were introduced and voted on:

Proposal No. 1 - Election of Directors

Name	Votes For	Votes Against
Alexander Tokman	33,884,633	386,657
Richard A. Cowell	33,649,988	621,302
Slade Gorton	33,567,164	704,126
Mark Onetto	33,730,017	541,273
Jeanette Horan	33,869,031	402,259
Brian Turner	33,868,683	402,607

Proposal No. 2 - Amend, Restate, and Rename 1996 Stock Option Plan

For	Against	Abstain
6,556,335	4,676,819	294,991

Proposal No. 3 - Ratification of the Selection of Independent Registered Public Accounting Firm

For	Against	Abstain
33,933,229	249,356	88,704

ITEM 6. Exhibits

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
Date: November 3, 2006	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2006	BY:	/s/ Jeff Wilson
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