Form 10-K
period 2006-12-31
MICROVISION INC
filed 2007-03-16
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2006

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number    0-21221

Microvision, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	91-1600822
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6222 185th Ave NE
Redmond, Washington    98052
(Address of Principal Executive Offices including Zip Code)

(425) 936-6847
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	NASDAQ Global Market
Warrants, exercisable for Common Stock, $.001 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Act. Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $71.8 million (based on the closing price for the registrant's Common Stock on the NASDAQ Global Market of $1.93 per share).

The number of shares of the registrant's Common Stock outstanding as of March 1, 2007 was 43,193,000.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant's Annual Meeting of Shareholders to be held on June 13, 2007 are incorporated herein by reference into Part III of this report.

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

PART I

Preliminary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of Microvision, as well as assumptions relating to the foregoing. The words "anticipate," "believe," "estimate," "expect," "goal," "may," "plan," "project," "will," and similar expressions identify forward-looking statements. Factors that could cause actual results to differ materially from those projected in the our forward-looking statements include the following: our ability to obtain financing; market acceptance of our technologies and products; our financial and technical resources relative to those of our competitors; our ability to keep up with rapid technological change; government regulation of our technologies; our ability to enforce our intellectual property rights and protect our proprietary technologies; the ability to obtain additional contract awards and to develop partnership opportunities; the timing of commercial product launches; the ability to achieve key technical milestones in key products; and other risk factors identified below in Item 1A.

ITEM 1. BUSINESS

Overview

We are developing miniature display and imaging engines based upon our integrated photonics module (IPM) architecture. The IPM utilizes our expertise in two dimensional Micro-Electrical Mechanical system ("MEMS") light scanning technologies, lasers, optics and electronics to create a high quality video or still image from a small form factor device with lower power needs than conventional display technologies. Historically, we have entered into development agreements with commercial and U.S. government customers to develop advanced prototype and demonstration units based on our light scanning technologies.

In 2006, we announced our strategy to develop and supply IPM-based miniature display engines to potential OEM customers who will embed them into a variety of consumer and automotive products. The primary objective for consumer applications is to provide users of mobile devices with a large screen viewing experience produced by a small embedded projector. Mobile devices may include cell phones, PDA's, gaming consoles and other consumer electronics products. These potential products would allow users to watch movies, play videos, display images, and other data onto a variety of surfaces. The same display engines with some modification could be embedded into the dashboard of an automobile or an airplane to create a heads up display (HUD) that could project point-by-point navigation, critical operational, safety and other information important to the driver or pilot. The IPM-based engine could be further modified to be embedded into a pair of glasses to provide the mobile user with a see-through or occluded personal display to view movies, play games or access other content.

The development and procurement of intellectual property rights relating to our light scanning technologies is a key aspect of our business strategy. Since our inception in 1993, we have acquired under license agreements exclusive rights to various technologies. We also generate intellectual property as a result of our ongoing performance on development contracts and our internal research and development activities.

Technology

As our IPM is a technology platform for our current imaging and display engines, it includes the components necessary to create a video or still image. The IPM includes the drive electronics that acquire and process signals from a data source to control and synchronize the color mix and placement of individual picture elements (pixels). Color pixels are generated by combining modulated red, green and blue light sources. The intensity of each of the light sources is varied to generate a complete palette of colors and shades. The pixels are arranged by a continuous high frequency scanner motion that rapidly sweeps the beam of light vertically and horizontally to create the image. Optical elements direct the beam of light onto a surface for viewing. Since the IPM uses a single beam of light and a small scanning mirror to create an image, we can create a large image from a small package.

We believe that our light scanning technology offers significant advantages over traditional display and imaging systems. Depending on the specific product application these advantages may include:

  Small and thin package size
  Higher brightness
  Reduced power requirements
  Higher contrast
  Higher resolution
  Lower price

Miniature Projectors

Based on the inquiries we have received from potential customers, we believe there is an emerging market for a large screen viewing experience embedded within a personal handheld device. We believe we can use our scanning technologies to create a miniature full-color projection display (which we refer to as "PicoP") that meets the cost, size and power requirements to be embedded in portable hand-held devices including mobile phones. The PicoP uses laser light to create a brilliant, full color, high contrast, uniform display over the entire field of view. With our PicoP, the image remains in focus at any distance and even on curved surfaces without the need of a focusing lens. We are also planning to develop the PicoP as an accessory device that can be connected to a video device such a video iPod or computer. We plan to enter into agreements with original equipment manufacturers that would result in production and distribution of the PicoP.

Automotive Head-Up Displays

We believe an automotive HUD will improve driver safety by reducing the distraction of looking away from the road to read information such as GPS images, audio controls and other automobile instrumentation. We are working with Tier 1 suppliers to develop a unique automotive head-up display based on the IPM. We have produced prototype automotive HUDs that demonstrate that the IPM-based automotive HUD can project a daylight or night-time readable image onto the windscreen of an automobile to provide the driver with a variety of information related to the car's operation. We believe that the IPM-based automotive HUD offers three distinct advantages over competing head-up displays:

  Size - Our prototype display is less than half the size of current competitive offerings. This smaller form factor can accommodate a wider variety of vehicle configurations.
  Contrast Ratio - Our prototype has a contrast ratio an order of magnitude higher than current competitive offerings. The high contrast ratio allows the driver to see the display clearly in any ambient lighting conditions.
  Installation Cost - Our prototype can be electronically customized to the unique curvature of a particular automobile's windshield, thereby reducing installation time and cost. The current competitive offerings must be manually adjusted to match the curvature of a windshield.

We plan to work with Tier 1 automotive suppliers to market the head up display to OEM customers. We are developing the scanning engine subsystem portion of the HUD which is based upon our IPM. We expect that a Tier I supplier would integrate our scanning engine subsystem into a HUD product package for automobile companies. During 2006, we continued to improve upon our prototype head-up displays for Tier 1 suppliers to demonstrate to automotive companies.

Color Eyewear

We believe the IPM can be modified and integrated with a light-weight optical design to create a color eyewear platform. Our color eyewear could be used to provide personal viewing of information from mobile devices. We believe that our color eyewear platform could provide the following advantages over competing wearable displays:

  See-through performance - See-through eyewear displays enable the wearer to interact with the real-world and their personal mobile services at the same time. Unlike competing wearable displays a see-through display does not obstruct the wearer's vision or reduce their awareness of what is happening around them.
  Daylight readability - The high-brightness capability of color eyewear based on the IPM enables images to be clearly visible in brightly lit ambient environments, including direct sunlight. Current LCD based head worn displays are difficult to see in bright light environments.
  Fashion and ergonomics - We are developing thin and lightweight optics that can be integrated with the IPM to create color eyewear that matches conventional eyewear frames in size and weight to provide significantly improved ergonomics compared to competing wearable displays.

We are working with the US Army and US Air Force to further develop IPM-based color eyewear for military applications such as helmet mounted displays and full color see-through eyewear. We plan to work with OEMs and system integrators to incorporate our see-through eyewear into integrated solutions for potential military and commercial customers.

Laser Bar Code Scanners and Advanced Imaging Systems

We currently market our line of hand held laser bar code scanners, branded as the Flic Scanner, and the Flic Cordless Scanner, a Bluetooth version of the Flic Scanner. The Flic Scanners feature a proprietary design that provides for lower power consumption and total operating cost than many other laser bar code scanners currently available. During 2006 we took several steps to improve the performance of the Flic business including implementing processes to improve the quality of the Flic Scanner.

Flic Scanners are manufactured for us by a contract manufacturer located in Malaysia. We distribute branded and private-labeled Flic Scanners directly to end users through value added resellers, original equipment manufacturers and phone and internet orders.

Working with a development partner, we have also created prototype versions of a high resolution, miniature laser camera for certain medical applications. Under the agreement, we developed prototype units that are being used in product evaluation. We have delivered the prototype units and our development partner is evaluating the units to determine a commercialization plan.

We believe that certain components of our technology can also be used to develop two-dimensional bar code readers that have cost and performance advantages over existing imaging technologies for certain applications.

Go to Market Strategy

Certain potential applications using the IPM, such as automotive HUD or the miniature projector, could require integration of our technology with other related technologies. In markets requiring high volume production of IPM components or subsystems that are to be integrated with other components, we may provide designs for components, subsystems and systems to original equipment manufacturers under licensing agreements.

We expect that some customers will require unique designs for their displays. We expect that such relationships will generally involve a period of co- development during which engineering, manufacturing and marketing professionals from potential customers and original equipment manufacturers would work with our technical staff to modify the IPM for their targeted market and application. We may charge fees to our customers or original equipment manufacturers to fund the costs of the engineering effort incurred on such development projects. The nature of the relationships with such customers or original equipment manufacturers may vary from partner to partner depending on the proposed specifications for the IPM, the product to be developed, and the customers' or original equipment manufacturers' design, manufacturing and distribution capabilities. We believe that by limiting our own direct manufacturing investment for products, we will reduce our capital requirements and risks inherent in taking the IPM to the consumer market.

Human Factors, Ergonomics and Safety

As part of our research and development activities, we conduct ongoing research on the cognitive, physiological, ergonomic safety factors that must be addressed by products incorporating our technology, including such issues as the maximum permissible laser exposure limits established by American National Standards Institute ("ANSI") and others. Researchers from the University of Washington Human Interface Technology Lab and other independent institutions have concluded that laser exposure to the eye resulting from use of the light scanning displays under normal operating conditions would be below the calculated maximum permissible exposure level set by ANSI.

Competitive Conditions

The information display industry is highly competitive. Our potential display products will compete with established manufacturers of miniaturized cathode ray tube and flat panel display devices. Our competitors include companies such as Sony Corporation and Texas Instruments Incorporated, most of which have much greater financial, technical and other resources than we do. Many of our competitors are developing alternative miniature display technologies. Our competitors may succeed in developing information display technologies and products that could render our technology or our proposed products commercially infeasible or technologically obsolete.

The information display industry has been characterized by rapid and significant technological advances. Our technology and potential products may not remain competitive with such advances, and we may not have sufficient funds to invest in new technologies, products or processes. Although we believe the light scanning technology and proposed display products could deliver images of a quality and resolution substantially better than those of commercially available miniaturized liquid crystal displays and cathode ray tube based display products, manufacturers of liquid crystal displays and cathode ray tubes may develop further improvements of screen display technology that could reduce or eliminate the anticipated advantages of our proposed products.

We compete with other companies in the display industry and other technologies for government funding. In general, our government customers plan to integrate our technology into larger systems. Ongoing contracts are awarded based on our past performance on government contracts, the customer's progress in integrating our technology into the customer's overall program objectives, and the status of the customer's overall program.

The image capture industry is also highly competitive. Our current and planned bar code products will compete with existing laser and wand type scanners produced by established bar code companies. Our current products compete on the basis of price and performance. The bar code industry is dominated by Symbol Technologies, who was recently acquired by Motorola, Inc. Symbol Technologies sells products that directly compete with our current and planned bar code products.

Intellectual Property and Proprietary Rights

Since our inception in 1993, we have acquired under license agreements exclusive rights to various technologies, including, among others, rights related to the ability to superimpose images on the user's field of view and with a retinal display, and rights related to the design and fabrication of micro miniature devices using semiconductor fabrication techniques. In some cases, the licensors have retained limited, non-commercial rights with respect to the technology, including the right to use the technology for non-commercial research and for instructional purposes. Some licensors have the right to consent to our sublicensing arrangements and to the prosecution and settlement by us of our of infringement disputes.

We also generate intellectual property as a result of our ongoing performance on development contracts and our internal research and development activities. The inventions covered by our patent applications generally relate to component miniaturization, specific implementation of various system components and design elements to facilitate mass production. We consider protection of these key enabling technologies and components to be a fundamental aspect of our strategy to penetrate diverse markets with unique products. As such, we intend to continue to develop our portfolio of proprietary and patented technologies at the system, component and process levels.

Our ability to compete effectively in the display and image capture market will depend, in part, on our ability and the ability of the licensors to maintain the proprietary nature of these technologies.

We also rely on unpatented proprietary technology. To protect our rights in these areas, we require all employees and, where appropriate, contractors, consultants, advisors and collaborators, to enter into confidentiality and non- compete agreements. There can be no assurance, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

We have registered the marks "Flic", "Flicware", "Flicprint", "MicroHud," and "Nomad" with the United States Patent and Trademark Office. We have filed for registration of various other marks including "Pico" , "PicoP" and a "tri-curve" logo in the United States Patent and Tradmark Office.

Additional Information

We perform research and development to design and develop the integrated photonics module and modifications to the integrated photonics module that will be required for specific applications. Research and development expense for the fiscal years ended December 31, 2006, 2005 and 2004 was $10.7 million, $6.6 million, and $15.2 million, respectively. In 2004, research and development expense would have been $13.6 million excluding the impact of our previously consolidated subsidiary, Lumera.

Prior to 2004, substantially all of our revenue was generated from development contracts to develop the light scanning technology to meet customer specifications. Our customers have included both the United States government and commercial enterprises. In 2006, 51% of revenue was derived from performance on development contracts with the United States government, 24% from performance on development contracts with commercial customers and the remainder from sales of Nomad and Flic units. In 2005, 35% of revenue was derived from performance on development contracts with the United States government, 42% from performance on development contracts with commercial customers and the remainder from sales of Nomad and Flic units. In 2005, Ethicon Endo-Surgery Inc. accounted for 33% of total revenue. Our contracts with the United States government can be terminated for convenience by the United States government at any time. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

We had a backlog of $7.1 million at December 31, 2006 compared to a backlog of $3.4 million at December 31, 2005. The backlog at December 31, 2006, is composed of $6.8 million in development contracts entered into through December 31, 2006 and $353,000 in orders for Flic. Microvision plans to complete all of the backlog contracts by the end of the first quarter of 2008.

Employees

As of February 28, 2007, we had 127 employees.

Further Information

Microvision was founded in 1993 as a Washington corporation and reincorporated in 2003 under the laws of the State of Delaware. Our principal office is located at 6222 185th Avenue NE, Redmond WA 98052 and our telephone number is 425-936-6847.

Our Internet address is www.microvision.com. We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Investors can access this material by visiting our website, clicking on "Company," then on "Investor Relations, " then on "SEC Filings."

ITEM 1A. RISK FACTORS

Risk Factors Relating to the Microvision Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

  As of December 31, 2006, we had an accumulated deficit of $239.6 million.
  We incurred consolidated net losses of $154.2 million from inception through 2003, $33.2 million in 2004, $28.2 million in 2005, and $24.0 million in 2006.

The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered by companies formed to develop and market new technologies. In particular, our operations to date have focused primarily on research and development of the light scanning technology and development of demonstration units. We are unable to accurately estimate future revenues and operating expenses based upon historical performance.

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

Based on our current operating plan and budgeted cash requirements, we expect our cash, cash equivalents and expected proceeds from the sale of Lumera common stock to fund operations through 2007. Based on our current operating plan, we anticipate we will require additional cash by February 2008. We plan to obtain additional cash through the issuance of equity or debt securities. We will require additional capital in the future to fund our operations, including to:

  Further develop the light scanning technology,
  Develop and protect our intellectual property rights, and
  Fund long-term marketing and business development opportunities.

We own 1,750,000 shares of Lumera common stock which are pledged as collateral for the convertible notes. The final payments on the notes are due March 15, 2007. After we repay the notes in full, the pledged shares are released to us and become eligible for sale. Based on the March 1, 2007 closing price of $4.28, the pledged Lumera shares have a market value of approximately $7.5 million. The market price of Lumera's common stock is subject to fluctuations based on Lumera's financial performance, published accomplishments and overall market conditions. During the 90 calendar day period ended March 1, 2007, Lumera common stock has traded between $4.06 and $10.35. The immediate sale of Lumera stock in the public market could have a negative impact on the Lumera stock price.

Our capital requirements will depend on many factors, including, but not limited to, the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce products incorporating the light scanning and image capture technologies and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if the level and mix of revenues vary from anticipated amounts and allocations or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to further the development of our technologies, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. In addition, our operating plan provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by us.

There can be no assurance that such cash will be available to us, or if available, on terms acceptable to us or on a timely basis. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of current shareholders' shares. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit our operations substantially. This limitation of operations may include reductions in staff and operating costs as well as reductions in capital expenditures and investment in research and development.

The value of our investment in Lumera may decrease.

Lumera's stock price is subject to fluctuation and may decrease, lowering the value of our investment. We own approximately 8.8% of Lumera's common stock. Since we hold a large percentage of Lumera's common stock, if an active market does not develop or is not sustained, it may be difficult for us to sell our shares of Lumera's common stock at an attractive price or at all. The likelihood of Lumera's success, and the value of the common stock we hold, must be considered in light of the risks frequently encountered by early stage companies, especially those formed to develop and market new technologies. These risks include Lumera's potential inability to establish product sales and marketing capabilities to establish and maintain markets for their potential products; and to continue to develop and upgrade their technologies to keep pace with changes in technology and the growth of markets using polymer materials. If Lumera is unsuccessful in meeting these challenges, its stock price, and the value of our investment, could decrease.

We cannot be certain that the light scanning technology or products incorporating this technology will achieve market acceptance. If the light scanning technology does not achieve market acceptance, our revenues may not grow.

Our success will depend in part on customer acceptance of the light scanning technology. The light scanning technology may not be accepted by manufacturers who use display technologies in their products, by systems integrators who incorporate our products into their products or by end users of these products. To be accepted, the light scanning technology must meet the expectations of our potential customers in the automotive, defense and consumer markets. If our technology fails to achieve market acceptance, we may not be able to continue to develop the light scanning technology.

It may become more difficult to sell our stock in the public market.

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity for our common stock. If our common stock were not listed on the Capital Market or an exchange, trading of our common stock would be conducted in the over-the- counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market- making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. During the first and second quarter of 2003, the third quarter of 2004, the second quarter and fourth quarter of 2005, and all four quarters of 2006, the market price of our stock traded below $5.00 per share. On March 1, 2007, the closing price of our stock was $3.38.

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

The information display industry has been characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards. Our success will depend upon our ability to further develop the light scanning technology and to cost effectively introduce new products and features in a timely manner to meet evolving customer requirements and compete with competitors' product advances.

We may not succeed in these efforts because of:

  delays in product development,
  lack of market acceptance for our products, or
  lack of funds to invest in product development and marketing.

The occurrence of any of the above factors could result in decreased revenues, market share and value.

We could face lawsuits related to our use of the light scanning technology or other technologies. Defending these suits would be costly and time consuming. An adverse outcome in any such matter could limit our ability to commercialize our technology and products, reduce our revenues and increase our operating expenses.

We are aware of several patents held by third parties that relate to certain aspects of light scanning displays and image capture products. These patents could be used as a basis to challenge the validity, limit the scope or limit our ability to obtain additional or broader patent rights of our patents or patents we have licensed. A successful challenge to the validity of our patents or patents we have licensed could limit our ability to commercialize the light scanning technology and other technologies and, consequently, materially reduce our revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us with respect to current and future technology. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually be issued with claims that will be infringed by our products or the light scanning technology. The defense and prosecution of a patent suit would be costly and time consuming, even if the outcome were ultimately favorable to us. An adverse outcome in the defense of a patent suit could subject us to significant cost, to require others and us to cease selling products that incorporate light scanning technology, to cease licensing light scanning technology or to require disputed rights to be licensed from third parties. Such licenses, if available, would increase our operating expenses. Moreover, if claims of infringement are asserted against our future co-development partners or customers, those partners or customers may seek indemnification from us for damages or expenses they incur.

Our planned future products are dependent on advances in technology by other companies.

We rely on and will continue to rely on technologies, such as light sources, MEMS and optical components that are developed and produced by other companies. The commercial success of certain of our planned future products will depend in part on advances in these and other technologies by other companies. We may, from time to time, contract with and support companies developing key technologies in order to accelerate the development of them for our specific uses. There are no guarantees that such activities will result in useful technologies or components for us.

Our products may be subject to future health and safety regulations that could increase our development and production costs.

Products incorporating light scanning technology could become subject to new health and safety regulations that would reduce our ability to commercialize the light scanning technology. Compliance with any such new regulations would likely increase our cost to develop and produce products using the light scanning technology and adversely affect our financial results.

If we cannot manufacture products at competitive prices, our financial results will be adversely affected.

To date, we have produced limited quantities of our Flic products and demonstration units of the integrated photonics module for research, development and demonstration purposes. The cost per unit for these integrated photonics module units currently exceeds the level at which we could expect to profitably sell these products. If we cannot lower our cost of production, we may face increased demands on our financial resources, possibly requiring additional equity and/or debt financing to sustain our business operations.

Our future growth will suffer if we do not achieve sufficient market acceptance of our products to compete effectively.

Our success depends, in part, on our ability to gain acceptance of our planned products by a large number of consumers. Achieving market-based acceptance for our potential products will require marketing efforts and the expenditure of financial and other resources to create product awareness and demand by potential consumers. We may be unable to offer products consistently or at all that compete effectively with products of others on the basis of price or performance. In addition, our efforts to improve the quality and utility of our existing Flic products may not result in improved sales. Failure to achieve broad acceptance of our products by potential consumers and to effectively compete would have a material adverse effect on our operating results.

Because we plan to continue using foreign contract manufacturers, our operating results could be harmed by economic, political, regulatory and other factors in foreign countries.

We currently use a contract manufacturer in Asia to manufacture our Flic product, and we plan to continue using foreign manufacturers to manufacture some of our potential products where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including:

  political and economic instability;
  high levels of inflation, historically the case in a number of countries in Asia;
  burdens and costs of compliance with a variety of foreign laws;
  foreign taxes; and
  changes in tariff rates or other trade and monetary policies.

If we experience delays or failures in developing commercially viable products, we may have lower revenues.

We have developed demonstration units incorporating the light scanning technology. However, we must undertake additional research, development and testing before we are able to develop additional products for commercial sale. Product development delays by us or our potential product development partners, or the inability to enter into relationships with these partners, may delay or prevent us from introducing products for commercial sale. We intend to rely on third party developments or to contract with other companies to continue development of green laser devices we will need for our products.

If we cannot supply products in commercial quantities, we will not achieve commercial success.

We are developing our capability to manufacture products in commercial quantities through contract manufacturers. Our success depends in part on our ability to provide our components and future products in commercial quantities at competitive prices. Accordingly, we will be required to obtain access, through business partners or contract manufacturers, to manufacturing capacity and processes for the commercial production of our expected future products. We cannot be certain that we will successfully obtain access to sufficient manufacturing resources. Future manufacturing limitations of our suppliers or contract manufacturers could result in a limitation on the number of products incorporating our technology that we are able to produce.

If our licensors and we are unable to obtain effective intellectual property protection for our products and technology, we may be unable to compete with other companies.

Intellectual property protection for our products is important and uncertain. If we do not obtain effective intellectual property protection for our products, processes and technology, we may be subject to increased competition. Our commercial success will depend in part on our ability and the ability of the University of Washington and our other licensors to maintain the proprietary nature of the light scanning and other key technologies by securing valid and enforceable patents and effectively maintaining unpatented technology as trade secrets. We try to protect our proprietary technology by seeking to obtain United States and foreign patents in our name, or licenses to third-party patents, related to proprietary technology, inventions, and improvements that may be important to the development of our business. However, our patent position and the patent position of the University of Washington and other licensors involve complex legal and factual questions. The standards that the United States Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. Additionally, the scope of patents are subject to interpretation by courts and their validity can be subject to challenges and defenses, including challenges and defenses based on the existence of prior art. Consequently, we cannot be certain as to the extent to which we will be able to obtain patents for our new products and technology or the extent to which the patents that we already own or license from others protect our products and technology. Reduction in scope of protection or invalidation of our licensed or owned patents, or our inability to obtain new patents, may enable other companies to develop products that compete with ours on the basis of the same or similar technology.

We also rely on the law of trade secrets to protect unpatented know-how and technology to maintain our competitive position. We try to protect this know- how and technology by limiting access to the trade secrets to those of our employees, contractors and partners with a need to know such information and by entering into confidentiality agreements with parties that have access to it, such as our employees, consultants and business partners. Any of these parties could breach the agreements and disclose our trade secrets or confidential information, or our competitors might learn of the information in some other way. If any trade secret not protected by a patent were to be disclosed to or independently developed by a competitor, our competitive position could be materially harmed.

We could be exposed to significant product liability claims that could be time-consuming and costly, divert management attention and adversely affect our ability to obtain and maintain insurance coverage.

We may be subject to product liability claims if any of our product applications are alleged to be defective or cause harmful effects. For example, because our light scanning displays in some applications are designed to scan a low power beam of colored light into the user's eye, the testing, manufacture, marketing and sale of these products involve an inherent risk that product liability claims will be asserted against us. Product liability claims or other claims related to our products, regardless of their outcome, could require us to spend significant time and money in litigation, divert management time and attention, require us to pay significant damages, harm our reputation or hinder acceptance of our products. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products.

We rely heavily on a limited number of development contracts with the U.S. government, which are subject to immediate termination by the government for convenience at any time, and the termination of one or more of these contracts could have a material adverse impact on our operations.

During the full years 2006 and 2005, 51% and 35%, respectively, of our revenue was derived from performance on a limited number of development contracts with the U.S. government. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues. Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors continuously engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. Our contracts with the government are subject to immediate termination by the government for convenience at any time. The government may choose to use contractors with competing display technologies or it may decide to discontinue any of our programs altogether. In addition, those development contracts that we do obtain require ongoing compliance with applicable government regulations. Termination of our development contracts, a shift in government spending to other programs in which we are not involved, a reduction in government spending generally, or our failure to meet applicable government regulations could have severe consequences for our results of operations.

Our development agreements have long sales cycles, which make it difficult to plan our expenses and forecast our revenues.

Our development agreements have lengthy sales cycles that involve numerous steps including determination of a product application, exploring the technical feasibility of a proposed product, evaluating the costs of manufacturing a product and manufacturing or contracting out the manufacturing of the product. Our long sales cycle, which can last several years, makes it difficult to predict the quarter in which contract signing and revenue recognition will occur. Delays in entering into development agreements could cause significant variability in our revenues and operating results for any particular quarterly period.

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

Our revenues to date have been derived principally from product development research relating to defense applications of the light scanning technology. We believe that development programs and sales of potential products in this market will represent a significant portion of our future revenues. Developments that adversely affect the defense sector, including delays in government funding and a general economic downturn, could cause our revenues to decline substantially.

If we lose our rights under our third party technology licenses, our operations will be adversely affected.

Our business depends in part on technology rights licensed from third parties. We could lose our exclusivity or other rights to use the technology under our licenses if we fail to comply with the terms and performance requirements of the licenses. In addition, certain licensors may terminate a license upon our breach and have the right to consent to sublicense arrangements. If we were to lose our rights under any of these licenses, or if we were unable to obtain required consents to future sublicenses, we would lose a competitive advantage in the market, and may even lose the ability to commercialize our products completely. Either of these results could substantially decrease our revenues.

We are dependent on third parties in order to develop, manufacture, sell and market our products.

Our strategy for commercializing the light scanning technology and products incorporating the light scanning technology includes entering into cooperative development, manufacturing, sales and marketing arrangements with corporate partners, original equipment manufacturers and other third parties. We cannot be certain that we will be able to negotiate arrangements on acceptable terms, if at all, or that these arrangements will be successful in yielding commercially viable products. If we cannot establish these arrangements, we would require additional capital to undertake such activities on our own and would require extensive manufacturing, sales and marketing expertise that we do not currently possess and that may be difficult to obtain. In addition, we could encounter significant delays in introducing the light scanning technology or find that the development, manufacture or sale of products incorporating the light scanning technology would not be feasible. To the extent that we enter into cooperative development, manufacturing, sales and marketing or other joint venture arrangements, our revenues will depend upon the performance of third parties. We cannot be certain that any such arrangements will be successful.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We currently lease approximately 67,000 square feet of combined use office, laboratory and manufacturing space at our headquarters facility in Redmond, Washington. The 90 month lease expires in 2013.

ITEM 3. LEGAL PROCEEDINGS

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that we believe the adverse outcome of which would have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of the year ending December 31, 2006. At a special meeting of shareholders of Microvision, Inc. on January 18, 2007, shareholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 73.0 million shares to 125.0 million shares. The newly authorized shares or common stock have the same rights as the previously authorized shares, including the right to cast one vote per share of common stock.

ITEM 4A EXECUTIVE OFFICERS

Executive officers are appointed by our Board of Directors and hold office until their successors are elected and duly qualified. Mr. Tokman also serves as a director of Microvision. The following persons serve as executive officers of Microvision:

Alexander Tokman, age 45, has served as President, Chief Executive Officer and a director of Microvision since January 2006. Mr. Tokman served as Microvision's President and Chief Operating Officer from July 2005 to January 2006. From April 1995 to July 2005, Mr. Tokman served in various cross- functional and cross-business leadership positions at GE Healthcare, a subsidiary of General Electric most recently as a General Manager of its Global Molecular Imaging and Radiopharmacy unit from May 2003 to June 2005. From November 1989 to March 1995 Mr. Tokman served as technical programs lead and a head of I&RD at Tracor Applied Sciences a subsidiary of then Tracor, Inc. Mr. Tokman has both a M.S. and B.S. in Electrical Engineering from the University of Massachusetts, Dartmouth. He also is a certified Six Sigma & DFSS Black Belt and Master Black Belt.

Ian D. Brown, age 44, has served as Vice President, Sales and Marketing of Microvision since February 2006. Prior to joining Microvision, from March 1994 to February 2006, Mr. Brown served in various Sales and Marketing positions with General Electric Healthcare, Americas. Most recently, from April 2004 to February 2006, Mr. Brown served as the Sales and Marketing Manager--Nuclear Medicine. From April 1989 to March 1994 Mr. Brown served as Technical Author-- Nuclear Medicine Operator Documentation with IGE Medical Systems, Radlett, UK. Mr. Brown holds Ordinary & Higher National Certificates in Medical Physics & Physiological Measurements from Paddington College, London, Post Graduate Diploma in Management studies, University of Hertfordshire. He also holds a Six Sigma Black Belt.

Sid Madhavan, age 40, joined Microvision in April 2006 as Vice President of Research and Product Development. Madhavan, who worked for GE Healthcare from 1998 to 2006 where he most recently served as an Engineering Subsystem Manager for a $2.1 billion Molecular Imaging and Computer Tomography business, is a certified Six Sigma Black Belt and brings over fifteen years of engineering product development and management experience. Madhavan has a proven track record for leading the definition and development of several key technology platform strategies that he translated into product launches and brings a wealth of cross-functional product development experience, systems and software expertise, platform development and global team's development skills. Sid Madhavan received his B.S. degree in Electronics and Communications from Madurai Kamaraj University in India and his M.S. in Electrical Engineering from Texas A&M.

Thomas M. Walker, age 42, joined Microvision in May 2002 and serves as Vice President, General Counsel and Secretary. Prior to joining Microvision, Mr. Walker served as Senior Vice President, General Counsel and Secretary of Advanced Radio Telecom Corp., a publicly held technology and services company where he managed domestic and international legal affairs from April 1996 to April 2002. Prior to that, Mr. Walker advised publicly and privately held businesses while practicing in the Los Angeles offices of the law firms of Pillsbury Winthrop and Buchalter, Nemer Fields and Younger. Mr. Walker holds a B.A. from Claremont McKenna College and a J.D. from the University of Oregon.

Jeff T. Wilson, age 46, has served as Chief Financial Officer since April 2006, Principal Financial Officer since January 2006 and Principal Accounting Officer of Microvision since August 1999. Mr. Wilson served as Vice President, Accounting of Microvision from April 2002 to April 2006 and as Director of Accounting of Microvision from August 1999 to March 2002. Prior to joining Microvision, from 1991 to 1999, Mr. Wilson served in various accounting positions for Siemens Medical Systems, Inc., a developer and manufacturer of medical imaging equipment. Prior to 1991, Mr. Wilson served as a manager with the accounting firm Price Waterhouse (currently PricewaterhouseCoopers LLP). Mr. Wilson is a Certified Public Accountant. Mr. Wilson holds a B.S. in Accounting from Oklahoma State University.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Market under the symbol "MVIS." As of March 1, 2007, there were approximately 370 holders of record of 43,193,000 shares of common stock outstanding. We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operations of our business and do not anticipate paying dividends on the common stock in the foreseeable future.

Our common stock began trading publicly on August 27, 1996. The quarterly high and low sales prices of the Company's common stock for each full quarterly period in the last two fiscal years and the year to date as reported by The NASDAQ Global Market are as follows:

                                                            Common Stock
                                                       --------------------
Quarter Ended                                            HIGH        LOW
                                                       ---------  ---------

2005
March 31, 2005                                        $    7.70  $    5.03
June 30, 2005                                              6.77       4.15
September 30, 2005                                         6.49       5.04
December 31, 2005                                          6.53       3.02

2006
March 31, 2006                                        $    4.25  $    2.41
June 30, 2006                                              4.19       1.88
September 30, 2006                                         2.00       1.16
December 31, 2006                                          3.52       1.35

2007
January 1, 2007 to March 1, 2007                      $    4.08  $    2.98

ITEM 6. SELECTED FINANCIAL DATA

A summary of selected financial data as of and for the five years ended December 31, 2006 is set forth below:

                                                                                         Years Ended December 31,
                                                                 ---------- ----------- ----------- ----------- -----------
                                                                    2006        2005        2004        2003        2002
                                                                 ----------  ----------  ----------  ----------  ----------
                                                                              (in thousands, except per share data)
Statement of Operations Data:
Revenue                                                         $    7,043  $   14,746  $   11,418  $   14,652  $   15,917
Net loss available for common shareholders                         (27,257)    (30,284)    (33,543)    (26,163)    (27,176)
Basic and diluted net loss per share                                 (0.81)      (1.35)      (1.56)      (1.46)      (1.93)
Weighted average shares outstanding basic and diluted               33,572      22,498      21,493      17,946      14,067
Balance Sheet Data:
Cash and cash equivalents                                       $   14,552  $    6,860  $    1,268  $   10,700  $    9,872
Investments available-for-sale                                          --          --          --      11,078       5,304
Working capital                                                     19,160      (4,723)        903      19,781      14,511
Total assets                                                        35,325      23,363      25,538      33,918      32,267
Long-term liabilities                                                2,616       4,412          52       2,204       1,480
Mandatorily redeemable preferred stock                                  --       4,166       7,647          --          --
Total shareholders' equity (deficit)                                21,864      (3,509)      7,190      23,295      17,416

Statement of Operations and Balance Sheet data for 2002 and 2003 includes financial information for our previously consolidated subsidiary Lumera. Lumera was deconsolidated in July 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We began operations in May 1993 to develop and commercialize technology for displaying images and information. In 1993, we acquired an exclusive license to certain Virtual Retinal Display technology from the University of Washington and entered into a research agreement with the University of Washington to further develop the Virtual Retinal Display technology. We have continued to develop the Virtual Retinal Display technology as part of our broader research and development efforts relating to the light scanning technology.

We are developing a small module that could be embedded into a mobile device such as a cell phone or PDA to project a moving or still image onto a variety of surfaces. The module could be modified to be embedded into the dash of a car to create a head-up display for navigation system information or other information useful to the driver. We also produce and sell Flic, a hand-held bar code scanner. We expect to continue funding prototype and demonstration versions of products incorporating the light scanning technology at least through 2007. Future revenues, profits and cash flow and our ability to achieve our strategic objectives as described herein will depend on a number of factors, including acceptance of the light scanning technology by various industries and original equipment manufacturers, market acceptance of products incorporating the light scanning technology and the technical performance of such products.

We have incurred substantial losses since inception and expect to incur a substantial loss during the fiscal year ended December 31, 2007.

Key Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimate, including those related to revenue recognition, contract losses, bad debts, investments and contingencies and litigation. We base our estimates on historical experience, terms of existing contracts, our evaluation of trends in the display and image capture industries, information provided by our current and prospective customers and strategic partners, information available from other outside sources, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following key accounting policies require more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition. We recognize contract revenue as work progresses on long-term, cost plus fixed fee and fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We use this revenue recognition methodology because we can make reliable estimates of the revenue and costs. Recognized revenues are subject to revisions as the contract progresses to completion and actual revenue and cost become certain. Revisions in revenue estimates are reflected in the period in which the facts that give rise to the revision become known. Revisions in these estimates could significantly impact recognized revenue in any one reporting period. If the U.S. Government cancels a contract, we would receive payment for work performed and costs committed to prior to the cancellation.

Our product sales generally include acceptance provisions. We recognize revenue for product shipments upon acceptance of the product by the customer or expiration of the contractual acceptance period.

Losses on Uncompleted Contracts. We establish an allowance for estimated losses if a contract has an estimated cost to complete that is in excess of the remaining contract value. The entire estimated loss is recorded in the period in which the loss is first determined. We determine the estimated cost to complete a contract through a detailed review of the work to be completed, the resources available to complete the work and the technical difficulty of the remaining work. If the revised estimated cost to complete the contract is higher than the total contract revenue, the entire contract loss is recognized. The actual cost to complete a contract can vary significantly from the estimated cost, due to a variety of factors including availability of technical staff, availability of materials and technical difficulties that arise during a project. Most of our development contracts are cost plus fixed fee type contracts. Under these types of contracts, we are not required to spend more than the contract value to complete the contracted work.

Allowance for uncollectible receivables. We maintain allowances for uncollectible receivables, including accounts receivable, cost and estimated earnings in excess of billings on uncompleted contracts and receivables from related parties. We review several factors in determining the allowances including the customer's and related party's past payment history and financial condition. If the financial condition of our customers or the related parties with whom we have receivables were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

Inventory. We value inventory at the lower of cost or market with cost determined on a weighted average cost basis. We review several factors in determining the market value of our inventory including evaluating the replacement cost of the raw materials and the net realizable value of the finished goods. If we do not achieve our targeted sales prices, if market conditions for our components or products were to decline or if we do not achieve our sales forecast, additional reductions in the carrying value of the inventory would be required.

Warrants and Derivatives. In 2005, we issued convertible notes that include rights to convert the notes into our common stock. We also issued warrants to purchase common stock in connection with the notes. The conversion right and the warrants are considered to be derivatives under the guidance provided by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. We use the Black-Scholes option pricing model to estimate the value of these instruments. We use this model because it is widely accepted and provides comparability across a wide range of similar companies. To use the Black-Scholes option pricing model we must evaluate a range of estimates and determine the reasonable estimate of future stock volatility and interest rates. Changes in these estimates could result in a materially different valuation of the instruments. Other models for valuing these instruments exist and the use of an alternative model could result in a materially different valuation of the instruments.

Employee Share-Based Compensation. We issue share-based compensation to employees in the form of options exercisable into our common stock. We account for employee share-based compensation under the guidance provided by Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123(R), Share-Based Payment. We use the Black-Scholes option pricing model to estimate the value of these instruments. We use this model because it results in reasonable estimated fair values for our standard options, is widely accepted and provides comparability across a wide range of similar companies. To use the Black-Scholes options pricing model we must evaluate a range of variables and determine estimates of future option lives, stock volatility and interest rates. In addition, once estimated fair values are developed, we must estimate prevesting forfeiture rates. Changes in these estimates could result in a materially different valuation of the stock-based compensation. Other models for valuing stock-based compensation exist and the use of an alternative model could result in a materially different valuation of the compensation expense.

The key accounting policies described above are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for us to apply judgment or make estimates. There are also areas in which our judgment in selecting any available alternative would not produce a materially different result to our consolidated financial statements. Additional information about our accounting policies, and other disclosures required by generally accepted accounting principles, are set forth in the notes to our consolidated financial statements.

Inflation has not had a material impact on our revenues, or income from continuing operations over the three most recent fiscal years.

Results of Operations

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

Contract Revenue.

                                                              % of                  % of
                                                            contract              contract
                                                   2006      revenue     2005      revenue   $ change   % change
                                                 ---------  ---------  ---------  ---------  ---------  ---------
Government revenue                              $   3,586       68.0  $   5,209       45.7  $  (1,623)     (31.2)
Commercial revenue                                  1,689       32.0      6,177       54.3     (4,488)     (72.7)
                                                 ---------             ---------             ---------
Total contract revenue                          $   5,275             $  11,386             $  (6,111)     (53.7)
                                                 =========             =========             =========

We earn contract revenue from performance on development contracts with the United States government and commercial customers.

Our contract revenue in a particular period is dependent upon when we enter into a contract, the value of the contracts we have entered into, and the availability of technical resources to perform work on the contracts. Contract revenue was lower during 2006 than in 2005, due to lower beginning commercial contract backlog, the later timing of completing government contract negotiations, and the allocation of resources to internally funded development projects.

During 2005, we earned $4.9 million from work performed on a contract with Ethicon Endo-Surgery, Inc., a subsidiary of Johnson & Johnson, integrating our technology into certain medical devices compared to $806,000 during 2006. We delivered the prototype devices as required and completed the work under the contract in 2006. Ethicon has seventeen months to conduct market evaluations before it decides to continue development. We do not anticipate earning additional material revenue from Ethicon until at least 2008.

In September 2006, we entered into an 18 month $5.95 million contract with General Dynamics C4 Systems to supply full-color, daylight readable, see-through helmet-mounted displays as part of the U.S. Army's Mounted Warrior HMD Improvement Program. General Dynamics holds prime contracts with the U.S. Army for other Warrior programs including Land Warrior, Air Warrior and Future Force Warrior Advanced Technology Demonstration. The contract specifies the development and delivery of ten full-color display units for evaluation.

In September 2006, we also entered into a 12 month agreement with Visteon, a global Tier 1 automotive supplier. Under the agreement, we will work with Visteon to design and produce a series of advanced automotive head-up display samples. Visteon, working in collaboration with us, is expected to use the samples to demonstrate the performance of our laser-based light scanning technology and to refine commercial product requirements of automotive head-up displays.

As long as most of our revenue is earned from performance on development contracts, we believe there may be a high degree of variability in revenue from one period to another.

Our backlog of development contracts at December 31, 2006 was $6.8 million compared to $2.8 million at December 31, 2005. Of our current development contract backlog, $6.3 million is scheduled for completion during 2007. The remaining $500,000 is scheduled for completion over the subsequent two months through February 2008.

Product Revenue.

                                                              % of                  % of
                                                             product               product
                                                   2006      revenue     2005      revenue   $ change   % change
                                                 ---------  ---------  ---------  ---------  ---------  ---------
Flic revenue                                    $   1,589       89.9  $   1,569       46.7  $      20        1.3
Nomad revenue                                         179       10.1      1,791       53.3     (1,612)     (90.0)
                                                 ---------             ---------             ---------
Total product revenue                           $   1,768             $   3,360             $  (1,592)     (47.4)
                                                 =========             =========             =========

We have earned product revenue from sales of Flic and Nomad. Flic revenue in 2006 was consistent with 2005. During 2005, we sold 165 Nomad units totaling $1.2 million to General Dynamics and there was no corresponding sale in 2006. The Nomad has not gained the commercial acceptance we had planned when it was introduced. In June 2006, we decided not to continue to promote the Nomad product.

Our quarterly revenue may vary substantially due to the timing of product orders from customers, production constraints and raw material availability.

The backlog of product orders at December 31, 2006 was approximately $353,000, compared to $579,000 at December 31, 2005, all of which is scheduled for delivery during 2007.

Cost of Contract Revenue.

                                                              % of                  % of
                                                            contract              contract
                                                   2006      revenue     2005      revenue   $ change   % change
                                                 ---------  ---------  ---------  ---------  ---------  ---------
Cost of contract revenue                        $   3,398       64.4  $   6,456       56.7  $  (3,058)     (47.4)

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

Our research and development department works on both contract revenue projects and internally funded development projects. We allocate the research and development department overhead to cost of contract revenue and research and development expense based on the proportion of direct labor cost incurred in cost of contract revenue and research and development, respectively. As a result of the lower direct labor cost in cost of contract revenue in 2006, approximately $1,329,000, less overhead was allocated to cost of contract revenue than in 2005.

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

Cost of Product Revenue.

                                                              % of                  % of
                                                             product               product
                                                   2006      revenue     2005      revenue   $ change   % change
                                                 ---------  ---------  ---------  ---------  ---------  ---------
Cost of product revenue                         $   4,768      269.7  $   8,636      257.0  $  (3,868)     (44.8)

Cost of product revenue includes both the direct and allocated indirect costs of manufacturing Nomads and Flics sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of Flic and Nomad. Indirect costs include labor and other costs associated with operating our manufacturing capabilities and capacity.

Our overhead, which includes the costs of procuring, inspecting and storing material, facility and depreciation costs, is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the proportion of direct material purchased for the respective activity. During 2006, we expensed approximately $1,224,000, or $234,000 less than in 2005, of manufacturing overhead associated with production capacity in excess of production requirements.

Cost of product revenue for 2006 includes the write-off of a total of $1,181,000 of inventory, compared to $3,732,000 for 2005. The write-offs were due to changes in product design, our decision not to promote the Nomad product, and customer demand that caused components and accessories to become obsolete or slow-moving. We value our inventory at the lower of cost or market and reduce the value of our inventory to its estimated scrap value when we determine that we will probably not sell the inventory during the next 12 months. As a result of our decision not to promote the Nomad product we also recorded $100,000 in depreciation expense to fully depreciate the fixed assets used in Nomad production.

We have periodically entered into noncancelable purchase contracts in order to ensure the availability of materials to support Flic production. We periodically assess the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. In December 2006, we recorded a loss of $310,000 to cost of product revenue as a result of commitments to purchase materials for the Flic scanner that are in excess of our estimated future proceeds from the sale of the Flic scanners.

We expect that the cost of product revenue on an absolute dollar basis will increase in the future as expected sales of commercial products increase. The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix, the level of overhead expense and the volume of direct materials purchased.

Research and Development Expense.

                                                   2006       2005     $ change   % change
                                                 ---------  ---------  ---------  ---------
Research and development                        $  10,715  $   6,587  $   4,128       62.7

Research and development expense consists of:

  Compensation related costs of employees and contractors engaged in internal research and product development activities,
  Laboratory operations, outsourced development and processing work, and
  Other operating expenses.

Our research and development department works on both contract revenue projects and internally funded development projects. We allocate the research and development department overhead to cost of contract revenue and research and development expense based on the proportion of direct labor cost incurred in cost of contract revenue and research and development, respectively

As part of our turnaround strategy announced in February 2006, we established a target of reducing total overhead cost by approximately 20%, excluding the impact of adopting FAS123(R) and severance costs. During the year we directed more engineering labor to work on internally funded development projects than planned resulting in higher research and development expense.

The following table eliminates the impacts of adopting FAS 123(R) and severance costs on research and development expense.

                                                              2006       2005
                                                            ---------  ---------
Research and development expense, as reported              $  10,715  $   6,587
FAS 123(R) options expense                                      (396)        --
Severance                                                       (324)        --
                                                            ---------  ---------
Research and development expense, as adjusted              $   9,995  $   6,587
                                                            =========  =========

Total costs incurred by our research and development department for cost of contract revenue and research and development expense activities were higher during 2006 than 2005. Research and development expense was higher in 2006 than 2005 due to higher direct labor, subcontractor and material costs. The higher proportions of direct labor on internally funded projects relative to revenue projects in 2006 than in 2005 resulted in more indirect overhead cost absorption into research and development expense in 2006.

We believe that a substantial level of continuing research and development expense will be required to develop additional commercial products using the light scanning technology. Accordingly, we anticipate our level of research and development spending will continue to be substantial.

Sales, Marketing, General and Administrative Expense.

                                                   2006       2005     $ change   % change
                                                 ---------  ---------  ---------  ---------
Sales, marketing, general and administrative    $  17,362  $  20,352  $  (2,990)     (14.7)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

During 2006 we made significant reductions in staff and marketing expenses related to the discontinuation of the Nomad product, reductions in corporate staff expenses, professional fees, and increased focus and efficiencies in operations. These reductions were offset in part in non-cash compensation cost arising from the adoption of FAS 123(R) and severance costs, which did not occur in 2005..

As part of our turnaround strategy announced in February 2006, we established a target of reducing sales, marketing, general and administrative expense by approximately 25% in 2006, excluding the impact of adopting FAS123(R) and severance costs. The following table eliminates the impacts of the adoption of FAS 123(R) and severance costs on sales, marketing, general and administrative expense.

                                                                         2006       2005
                                                                       ---------  ---------
Sales, marketing, general and admininistrative, as reported           $  17,362  $  20,352
FAS 123(R) options expense                                               (1,429)        --
Severance                                                                  (518)        --
                                                                       ---------  ---------
Sales, marketing, general and admininistrative, as adjusted           $  15,415  $  20,352
                                                                       =========  =========

In 2000, the Board of Directors authorized the Company to provide unsecured lines of credit to each of its three senior officers. No loans have been made under either Microvision's Executive Option Exercise Note Plan or the Executive Loan Plan since July 2002, and Microvision does not intend to make any additional loans under these plans. A total of $2,723,000 was issued and remains outstanding under the Executive Loan Plan. There are currently no outstanding loans under the Executive Option Exercise Note Plan. The loans are due one year from the executive's termination.

Two of the three officers with outstanding loans left the Company in January 2006. In accordance with the terms, the loans were due in January 2007. Neither of the officers has repaid their loans. One of the officers pledged 50,000 shares of Lumera common stock as collateral for the loans. Based on the March 1, 2007 closing price of $4.28, the pledged Lumera shares have a market value of approximately $214,000. We are pursuing collection of the outstanding balances. As a result of our review of the financial position of the former executives and the potential difficulty in collecting loans from former employees, we have recorded additional allowances for doubtful accounts for the receivables from senior officers of $542,000. The balance of the allowance for doubtful accounts for receivables from senior officers of $2,473,000 million at December 31, 2006 is based on a total receivable balance of $2,723,000 less the estimated value of the collateral.

Interest Income and Expense.

                                                   2006       2005     $ change   % change
                                                 ---------  ---------  ---------  ---------
Interest income                                 $     719  $     263  $     456      173.4

                                                   2006       2005     $ change   % change
                                                 ---------  ---------  ---------  ---------
Interest expense                                $   5,753  $   3,253  $   2,500       76.9

The increase in interest income in 2006 from 2005 results from higher cash and cash equivalents investment balances, and higher interest rates earned on balances during 2006 than in 2005.

The increase in interest expense relates to the amortization of the discount recorded on the March 2005 and December 2005 convertible notes (together the "Notes") for the value attributed to the embedded derivative feature of the Notes and associated warrants. This was partially offset by the stated interest on the Notes being lower in 2006 than in 2005 due to a lower average balance resulting from payments on the Notes.

Gain on Derivative Instruments, Net;

                                                   2006       2005     $ change   % change
                                                 ---------  ---------  ---------  ---------
Gain on derivative instruments, net             $   1,627  $   5,975  $  (4,348)     (72.8)

In March 2005, we raised $10 million before issuance costs of $423,000 from the issuance of convertible notes ("March Notes") and warrants to purchase an aggregate of 462,000 shares of Microvision common stock. In December 2005, we raised $10 million before issuance costs of $134,000 from the issuance of convertible notes ("December Notes"), 838,000 shares of Microvision common stock and warrants to purchase an aggregate of 1,089,000 shares of Microvision common stock.

The following table summarizes the accounting for our Notes:

                                                                                     Embedded     Common       Loss on
                                                                                    derivative  stock and   extinguishment
                                                                Notes    Warrants    feature       APIC         of debt        Total
                                                              ---------  ---------  ----------  ----------  ---------------  ---------
March 10, 2005 issuance                                      $   5,395  $   1,650  $    2,955  $       --  $            --  $  10,000
Debt restructuring at July 25, 2005                                         2,295       1,018                       (3,313)        --
Conversion of debt to common stock at October 11, 2005          (1,398)                  (439)      1,837                          --
December 1, 2005 issuance                                        3,667      2,200       1,116       3,017                      10,000
Principal payments on notes                                       (867)                               867                          --
Discount accretion for the year ended December 31, 2005          2,546                                                          2,546
Changes in market value for the year ended December 31, 2005               (2,693)     (3,282)                                 (5,975)
                                                              ---------  ---------  ----------  ----------  ---------------  ---------
Balances at December 31, 2005                                    9,343      3,452       1,368       5,721           (3,313)
Principal payments on notes                                    (11,567)                             1,967                      (9,600)
Discount accretion for the year ended December 31, 2006          4,642                                                          4,642
Changes in market value for the year ended December 31, 2006                 (880)     (1,300)                                 (2,180)
                                                              ---------  ---------  ----------  ----------  ---------------  ---------
Balances at December 31, 2006                                $   2,418  $   2,572  $       68  $    7,688  $        (3,313)
                                                              =========  =========  ==========  ==========  ===============

In connection with the issuance of our Notes, we concluded that the note holders' right to convert all or a portion of the Notes into our common stock is an embedded derivative instrument as defined by FAS 133, Accounting for Derivative Instruments and Hedging Activities. We determine the value of the derivative features at each balance sheet date using the Black-Scholes option pricing model. At December 31, 2006, we used the following assumptions: expected volatilities of 67%; expected dividend yields of 0%; risk free interest rate of 4.96%; and contractual lives of 2.5 months. The contractual lives are the same as the principal repayment dates when valuing the derivative features. Due to changes in our stock price and the short remaining lives, the aggregate fair value of the embedded derivative instruments decreased to $68,000 at December 31, 2006. The change in value of $1,300,000 for 2006 was recorded as a non-operating gain and is included in "Gain on derivative instruments, net" in the consolidated statement of operations.

We issued warrants to purchase 2,302,000 shares of common stock in connection with the issuance of the Notes. The warrants met the definition of derivative instruments that must be accounted for as liabilities under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because we cannot engage in certain corporate transactions affecting the common stock unless we make a cash payment to the holders of the warrants. We record changes in the fair values of the warrants in the statement of operations each period. We valued the warrants at December 31, 2006 using the Black-Scholes option pricing model with the following assumptions: expected volatilities of 67%; expected dividend yields of 0%; risk free interest rates ranging from 4.72% to 4.90%; and contractual lives ranging from 1.6 years to 3.9 years. The change in value of the warrants of $880,000 in 2006 was recorded as a non-operating gain and is included in "Gain on derivative instruments, net" in the consolidated statement of operations.

In January 2006, we sold 2.6 million shares of Lumera common stock, reduced our ownership, and changed to the cost basis of accounting for our investment in Lumera in accordance with FAS 115. Changes in the fair value of our warrant, exercisable at $8.80, to purchase 170,500 shares of Lumera common stock beginning from the January 2006 sale are included in "Gain on derivative instruments, net" in the consolidated statement of operations each period. On the transaction date, the warrants were initially valued using the Black- Scholes option pricing model with the following assumptions: expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.55%; and contractual life of 5.1 years. As of December 31, 2006, the warrants were valued using the Black-Scholes option pricing model with the following assumptions: expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.7%; and contractual life of 4.2 years. As of December 31, 2006, the fair value of the warrants increased to $595,000 and the change in value of $119,000 was recorded as a gain to "Loss on derivative instruments, net."

In May 2006, we entered into an agreement with the holders of our Series A Convertible Preferred Stock to convert 5,000 shares of preferred stock to common stock. As consideration for the conversion, we issued a total of 1,353,000 shares of our common stock, of which 565,000 shares were issued as an inducement to convert ("Incentive Shares"). In connection with the conversion, we also agreed to register the Incentive Shares and to provide price protection on the Incentive Shares. We determined the price protection feature of the Incentive Shares included an embedded derivative feature as defined by FAS 133. The value of the derivative feature at conversion was estimated to be $401,000 using the Black-Scholes option pricing model with the following assumptions: expected volatility of 65%; expected dividend yield of 0%; risk free interest rate of 4.9%; and contractual life of 0.3 years. We recorded the initial value of the embedded derivative feature as a non-operating expense included in "Inducement for conversion of preferred stock" in the consolidated statement of operations. In August 2006, we determined the final value and paid the liability of $1,074,000. The changes in the estimated fair value of the derivative feature $673,000 was included as a non-operating expense in "Gain on derivative instruments, net."

Loss on debt extinguishment:

                                                   2006       2005     $ change   % change
                                                 ---------  ---------  ---------  ---------
Loss on debt extinguishment                     $       0  $  (3,313) $   3,313     (100.0)

In July 2005, we entered into an agreement to amend the March Notes. In connection with the amendment, we issued three year warrants to purchase 750,000 shares of Microvision common stock with an initial exercise price of $6.84 per share; reduced the conversion price on the March Notes to $5.85 per share and the price at which we can mandatorily convert the Notes was reduced to $10.24; and removed the note holders' right to exchange the Notes into Lumera common stock. We concluded that the amendment of the March Notes met the criteria of a debt extinguishment and recorded a charge of $3,313,000 for the change in the fair value of the debt in July 2005.

Equity in losses of Lumera and Gain on sale of securities of equity investment

Equity in losses of Lumera:

                                                   2006       2005     $ change   % change
                                                 ---------  ---------  ---------  ---------
Equity in losses of Lumera                      $    (290) $  (3,242) $   2,952      (91.1)

Gain on sale of securities of equity investment:

                                                   2006       2005     $ change   % change
                                                 ---------  ---------  ---------  ---------
Gain on sale of securities of equity investment $   8,738  $   2,700  $   6,038      223.6

In January 2006, we sold 2.6 million shares of our Lumera common stock for $10.3 million. We recorded a "Gain on sale of securities of equity investment" of approximately $7.3 million. As a result of the reduction in ownership, we changed to the cost basis of accounting for our investment in Lumera in accordance with FAS 115. We recorded our proportionate share of Lumera losses, $290,000, for the period preceding the sale in January 2006, compared to the full year in 2005.

As of December 31, 2006, we own 1,750,000 shares, or approximately 8.8% of Lumera common stock.

Income Taxes.

No provision for income taxes has been recorded because we have experienced net losses from inception through December 31, 2006. At December 31, 2006, we had net operating loss carry-forwards of approximately $198.0 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $2.9 million. The net operating losses begin expiring in 2008 if not previously utilized. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our shareholders during any three-year period would result in a limitation on our ability to utilize a portion of our net operating loss carry-forwards. We have determined that such a change of ownership occurred during 1995 and that the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $761,000. An additional change of ownership occurred in 1996 and the annual limitation for losses generated in 1996 is approximately $1.6 million.

Inducement for Conversion of Preferred Stock

                                                   2006       2005     $ change   % change
                                                 ---------  ---------  ---------  ---------
Inducement for conversion of preferred stock    $  (3,076) $  (1,184) $  (1,892)     159.8

In September 2004, we raised $10.0 million before issuance costs of $90,000 from the sale of 10,000 shares of convertible preferred stock and a warrant to purchase 362,000 shares of common stock. The preferred stock terms include a dividend of 3.5% per annum, payable quarterly in cash or registered common stock, at our election, subject to certain conditions.

The net cash proceeds of $9,910,000 were allocated to the preferred stock and the warrant based on the relative fair values of the securities. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: expected volatility, 75%; risk free interest rate, 3.4%, and contractual life five years. $1.3 million of the proceeds were allocated to the warrant and was recorded as an increase to additional paid-in capital.

Subsequent to the relative fair value allocation, the effective conversion price of the convertible preferred stock was less than the closing price of our common stock on the date of commitment to purchase the preferred stock, resulting in the recognition of a beneficial conversion feature in accordance with Emerging Issues Task Force No 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments." This beneficial conversion feature was measured as $1.2 million, which represents the difference between the fair value of the common stock and the effective conversion price. This beneficial conversion feature was recorded to additional paid-in capital and will be recorded as a deemed dividend to preferred stockholders (accretion) using the effective interest method, over the stated life of the preferred stock, which is three years. During 2005, we recorded $280,000 in dividends on the preferred stock and $303,000 in accretion of the beneficial conversion feature of the preferred stock.

In May 2006, we entered into a Conversion Agreement with the holders of our Series A Convertible Preferred Stock to convert 5,000 shares of Preferred Stock. As consideration for the conversion, we issued a total of 1,353,066 shares of our common stock, $.001 par value, of which 565,000 shares were issued as an inducement to convert ("Incentive Shares"). The value of the Incentive Shares of $2.0 million together with unamortized discounts of $0.6 million and fees of $0.1 million were recorded as "Inducement for conversion of preferred stock" in the consolidated statement of operations.

In connection with the conversion, we were required to register the Incentive Shares. Under the conversion agreement, we agreed to pay the difference, only if positive, of $3.62 minus the 45 day trailing volume weighted average price as of the 45th trading day after the effective date of the required registration statement with respect to any of the Incentive Shares that were sold by the holder during the 45 day period or that were held in an economically neutral position as of the end of the 45 day period. We determined that the price protection feature of the Incentive Shares included an embedded derivative feature as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). We estimated the initial value of the derivative feature at conversion to be $401,000 using the Black-Scholes option pricing model with the following assumptions: expected volatility 65%, dividend yield of 0%, risk free interest rate 4.9% and contractual life 0.3 years and recorded it as a non- operating expense included in "Inducement for conversion of preferred stock" in the consolidated statement of operations.

The value of the derivative feature fluctuated with the value of our common stock and, to a lesser extent, with changes in valuation variables. In August 2006, the Company determined and recorded the final value and paid the liability of $1,074,000. The change in estimated fair value of the derivative feature of $673,000 was included as a non-operating expense in "Gain on Derivative instruments, net". In August 2005, the preferred stock holder agreed to convert 5,000 shares of our preferred stock into 734,000 shares of common stock. As an inducement to convert the preferred stock we issued 124,000 shares of our common stock to the preferred stock holder and adjusted the exercise price from $8.16 to $6.84 per share for the existing warrants to purchase 362,000 shares of common stock issued in connection with the original sale of preferred stock. The total value of the 124,000 common shares issued of $701,000, the change in the value of the warrants of $62,000 and the amount of unamortized beneficial conversion feature on the preferred stock of $421,000 was recorded as an inducement to convert the preferred stock and charged to common shareholders in 2005. The warrants were valued using the Black-Scholes option pricing model with the following assumption: expected volatility 65%, risk free interest rate 4.25% and contractual life 4.1 years.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Effect of Lumera on Microvision Results of Operations.

Since 2000, we have held an investment in Lumera. After the Lumera initial public offering in July 2004, our ownership dropped to 33%. As a result of the change in ownership percentage, Microvision changed the method of accounting for its investment in Lumera to the equity method and recorded its share of Lumera income or losses. Microvision recorded a non-cash change in ownership interest gain of $13.7 million to stockholders equity as a component of additional paid-in capital during 2004. At December 31, 2004 and 2005, Microvision owned 33% and 28%, respectively, of Lumera's common stock.

Prior to Lumera's initial public offering in July 2004, we were organized into two segments - Microvision, which is engaged in light scanning and related technologies, and Lumera, which is engaged in optical systems components technology. The segments were determined based on how management viewed and evaluated our operations.

A portion of each segments' administration expenses arose from shared services and infrastructure that Microvision had provided to both segments in order to realize economies of scale and to efficiently use resources. These efficiencies include costs of certain legal, accounting, human resources and other Microvision corporate and infrastructure costs. These expenses were allocated to the segments and the allocation was determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to, or benefits received by, the segments.

After Lumera's initial public offering in July 2004, Lumera became a significant unconsolidated equity investment of Microvision. The following table reflects the results our reportable segments for the year ended December 31, 2004 under our management system. The performance of each segment was measured based on several metrics. Since July 2004, Microvision has operated as one segment. These results were used, in part, by management, in evaluating the performance of, and in allocation of resources to, each of the segments (in thousands):

                                                              Year Ended December 31, 2004
                                                 --------------------------------------------------
                                                 Microvision    Lumera     Elimination     Total
                                                 -----------  -----------  -----------  -----------
Contract Revenue                                $     8,135  $       686  $        --  $     8,821
Product  Revenue                                      2,597           --           --        2,597
Cost of Contract Revenue                              5,106          433           --        5,539
Cost of Product Revenue                               3,868           --           --        3,868
Research and development expense                     13,581        1,129           --       14,710
Marketing, general and administrative expense        17,795        1,433           --       19,228
Non-cash compensation expense                           821        1,297           --        2,118
Interest income                                         270            2           --          272
Interest expense                                         31          120           --          151
Segment loss                                         32,257        3,724       (2,438)      33,543
Depreciation                                          1,711          695           --        2,406
Expenditures for capital assets                         970           70           --        1,040
Segment assets                                       25,538           --           --       25,538

Contract Revenue.

                                                              % of                  % of
                                                            contract              contract
                                                   2005      revenue     2004      revenue   $ change   % change
                                                 ---------  ---------  ---------  ---------  ---------  ---------
Government revenue                              $   5,209       45.7  $   4,841       54.9  $     368        7.6
Commercial revenue                                  6,177       54.3      3,980       45.1      2,197       55.2
                                                 ---------             ---------             ---------
Total contract revenue                          $  11,386             $   8,821             $   2,565       29.1
                                                 =========             =========             =========

In June 2005, we entered into a12 month $4.4 million contract with General Dynamics C4 Systems to continue the development of a helmet-mounted display for the Air Warrior Block 3 system. General Dynamics is under contract with the U.S. Army's Product Manager -- Air Warrior in Huntsville, Ala., to develop and integrate the Air Warrior Block 3 system. Our helmet-mounted display is being designed as a full-color, see-through, daylight and night-readable, high-resolution display.

We had a contract revenue backlog of $2.8 million at December 31, 2005

Product Revenue.

                                                              % of                  % of
                                                             product               product
                                                   2005      revenue     2004      revenue   $ change   % change
                                                 ---------  ---------  ---------  ---------  ---------  ---------
Flic revenue                                    $   1,570       46.7  $   1,732       66.7  $    (162)      (9.4)
Nomad revenue                                       1,790       53.3        865       33.3        925      106.9
                                                 ---------             ---------             ---------
Total product revenue                           $   3,360             $   2,597             $     763       29.4
                                                 =========             =========             =========

Revenue on sales of the Flic product declined in 2005 from 2004 due to fewer units sold. During 2005, we completed the sale of 165 Nomad units totaling $1.2 million to General Dynamics.

We had a product revenue backlog of $579,000 at December 31, 2005.

Cost of Contract Revenue.

                                                              % of                  % of
                                                            contract              contract
                                                   2005      revenue     2004      revenue   $ change   % change
                                                 ---------  ---------  ---------  ---------  ---------  ---------
Cost of contract revenue                        $   6,456       56.7  $   5,539       62.8  $     917       16.6

On a percentage of contract revenue bases, cost of contract revenue decreased to 57% from 63% in 2004. The change in cost of contract revenue percentage is primarily attributable to changes in the contract costs mix. Total direct costs in 2005 increased approximately 23% from 2004. The direct labor cost portion of direct cost increased by approximately 8% from 2004. The increase in direct labor cost resulted from a higher volume of contract work performed during 2005 compared to 2004.

Cost of Product Revenue.

                                                              % of                  % of
                                                             product               product
                                                   2005      revenue     2004      revenue   $ change   % change
                                                 ---------  ---------  ---------  ---------  ---------  ---------
Cost of product revenue                         $   8,636      257.0  $   3,868      148.9  $   4,768      123.3

Our costs to produce Nomad units during 2005 were substantially higher than product revenue. Until October 2004, we classified production cost in excess of product revenue as research and development expense. In October 2004, we determined that Nomad production and manufacturing processes were sufficiently mature to support "commercial production" as described in SFAS No. 2 "Accounting for Research and Development Costs". As a result of this determination we began full absorption of manufacturing overhead cost.

Cost of product revenue in 2005 includes the write off of $3.0 million of Nomad inventory and $700,000 of Flic inventory. The write-off's were due to changes in product design and customer demand that caused components and accessories to become obsolete or excess to forecasted demand.

Research and Development Expense.

                                                   2005       2004     $ change   % change
                                                 ---------  ---------  ---------  ---------
Research and development                        $   6,587  $  15,257  $  (8,670)     (56.8)

Research and development expense in 2004 included approximately $4.3 million in manufacturing overhead associated with Nomad production.

Research and development expense attributable to Lumera was $0 in 2005 compared to $1.1 million in 2004. The decrease in research and development expense attributable to Lumera accounts for 14% of the decrease in consolidated research and development expense.

We allocate research and development resources to customer funded projects and internally funded projects based on management's determination of customer requirements, product development requirement, and the availability of research and development resources to meet project objectives. During 2005 we allocated $917,000 more resources to customer funded projects than in 2004.

Sales, Marketing, General and Administrative Expense.

                                                   2005       2004     $ change   % change
                                                 ---------  ---------  ---------  ---------
Sales, marketing, general and administrative    $  20,352  $  20,798  $    (446)      (2.1)

The decrease in sales, marketing, general and administrative expense is due to lower non-cash compensation expense. Non-cash compensation expense includes the amortization of the value of stock options granted to individuals who are not employees or directors of the Company for services provided to the Company as well as employee stock based compensation expenses. Non-cash compensation expense decreased by $1.7 million to $429,000 in 2005, from $2.1 million in 2004.

The decrease in non-cash compensation expenses was offset by the increase in sales and marketing activity related to Nomad and Flic sales. We added sales staff, demonstration equipment and promotion materials to support increased sales of Nomad and Flic.

In 2000, the Board of Directors authorized Microvision to provide unsecured lines of credit to each of its three senior officers. One of the officers pledged 50,000 shares of Lumera common stock as collateral for the loans. No loans have been made under either Microvision's Executive Option Exercise Note Plan or the Executive Loan Plan since July 2002, and we do not intend to make any additional loans under these plans. A total of $2,723,000 was issued and remains outstanding under the Executive Loan Plan. There are currently no outstanding loans under the Executive Option Exercise Note Plan.

In 2005, we determined that certain of our senior officers may have had insufficient net worth and short-term earnings potential to repay their outstanding loans. As a result, we recorded additional allowances for doubtful accounts for the receivables from senior officers of $1,031,000. The balance of the allowance for doubtful accounts for receivables from senior officers was $1.9 million at December 31, 2005. Two of the officers left the Company in January 2006. In accordance with the terms, the due dates of the loans were set in January 2007.

Interest Income and Expense.

                                                   2005       2004     $ change   % change
                                                 ---------  ---------  ---------  ---------
Interest income                                 $     263  $     272  $      (9)      (3.3)

                                                   2005       2004     $ change   % change
                                                 ---------  ---------  ---------  ---------
Interest expense                                $   3,253  $     151  $   3,102    2,054.3

In March 2005, we raised $10 million before issuance costs of $423,000 from the issuance of convertible notes ("March Notes") and warrants to purchase an aggregate of 462,000 shares of Microvision common stock. In December 2005, we raised $10 million before issuance costs of $134,000 from the issuance of convertible notes ("December Notes"), 838,000 shares of Microvision common stock and warrants to purchase an aggregate of 1,089,000 shares of Microvision common stock. This increase in interest expense relates to the stated interest on the March Notes and December Notes, (together "the Notes") as well as the amortization of the discount recorded on the Notes due to the warrants and embedded derivative feature of the Notes.

Gain on Derivative Instruments, Net.

The following table shows the gain on derivative instruments, net:

                                                   2005       2004     $ change   % change
                                                 ---------  ---------  ---------  ---------
Gain on derivative instruments, net             $   5,975  $       0  $   5,975      N/A

In connection with the issuance of our March Notes, we concluded that the note holders' right to convert all or a portion of the notes into Microvision or Lumera common stock is an embedded derivative instrument as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, $2,955,000 of the cash proceeds were allocated to the embedded derivative instrument, which represents the fair value of the instrument on the date of issuance. The derivative instrument was valued using the higher of the Microvision or Lumera conversion feature. The value was determined using the Black-Scholes option pricing model with the following assumptions: expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.62%; and contractual life of six months to two years, which corresponds to the principal repayment dates. Due to change in the stock price and remaining life, the fair value of the embedded derivative instrument decreased to $2,463,000 at July 25, 2005, the date of the extinguishment as discussed below. The change in value of $492,000 for the period from issuance to July 25, 2005 was recorded as a non-operating gain and is included in "Gain on derivative instruments, net" in the consolidated statement of operations.

We issued warrants to purchase 462,000 shares of common stock in connection with the issuance of the March Notes. The warrants vested on the date of grant, have an initial exercise price of $6.84 per share and expire in March 2010. The initial exercise price is subject to adjustment in the event we issue common stock or common stock equivalents at a price per share of common stock below the exercise price of the warrant. Under the terms of the restructuring of the notes in July 2005, we issued three year warrants to purchase 750,000 shares of Microvision common stock at an initial exercise price of $6.84. The warrants met the definition of a derivative instrument that must be accounted for as a liability under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because we cannot engage in certain corporate transactions affecting the common stock unless we make a cash payment to the holders of the warrants. Accordingly, $1,651,000 of the cash proceeds were allocated to the original warrants and an additional $2,295,000 was allocated to the warrant issued in July 2005. These amounts which represent the fair value of the warrants on the date of issuance have been included in current liabilities. Subsequent changes in the fair value of the warrants will be recorded in the statement of operations each period. As of December 31, 2005, the warrants were valued using the Black-Scholes option pricing model with the following assumptions: expected volatilities of 65% and 58%; expected dividend yield of 0%; risk free interest rates ranging from 4.36% to 4.39%; and contractual lives of 4.2 years and 2.6 years. The change in value of the warrants of $2,671,000 for the year ended December 31, 2005 was recorded as a non-operating gain and is included in "Gain on derivative instruments, net" in the consolidated statement of operations.

The amended conversion feature described above continued to meet the definition of a derivative under FAS 133 and accordingly was recorded at fair value at issuance and included within long term liabilities. The carrying amount of the derivative was adjusted to fair value at each balance sheet date. The derivative feature was valued at $331,000 at December 31, 2005 and a gain of $3,151,000 was recorded from issuance to December 31, 2005.

In connection with the issuance of the December Notes, we concluded that the note holders' right to convert all or a portion of the notes into Microvision common stock is an embedded derivative instrument as defined by FASB Statement No. 133, $1.1 million of the cash proceeds were allocated to the embedded derivative instrument, which represents the fair value of the instrument on the date of issuance. The value of the derivative feature was determined using the Black-Scholes option pricing model with the following assumptions: expected volatility of 58%; expected dividend yield of 0%; risk free interest rates ranging from 4.01% to 4.39%; and contractual life of four to sixteen months, which corresponds to the principal repayment dates. Due to change in the stock price and remaining life, the fair value of the embedded derivative instrument decreased to $1,038,000 at December 31, 2005. The change in value of $78,000 was recorded as a non-operating gain and is included in "Gain on derivative instruments, net" in the consolidated statement of operations.

We issued warrants to purchase 1,089,000 shares of common stock in connection with the issuance of the December Notes. The warrants vested on the date of grant, have an initial exercise price of $3.94 per share and expire in December 2010. The initial exercise price is subject to adjustment in the event we issue common stock or common stock equivalents at a price per share of common stock below the exercise price of the warrant. The warrants met the definition of a derivative instrument that must be accounted for as a liability under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because we cannot engage in certain corporate transactions affecting the common stock unless it makes a cash payment to the holders of the warrants. Accordingly, $2.2 million of the cash proceeds were allocated to the original warrants which represent the fair value of the warrants on the date of issuance, and the amount was recorded as a current liability. Subsequent changes in the fair value of the warrants will be recorded in the statement of operations each period. As of December 31, 2005, the warrants were valued using the Black-Scholes option pricing model with the following assumptions: expected volatility of 65%; expected dividend yield of 0%; risk free interest rate of 4.35%; and contractual life of five years. The change in value of $22,000 was recorded as a non-operating gain and is included in "Gain on derivative instruments, net" in the consolidated statement of operations.

Loss on debt extinguishment.

                                                   2005       2004     $ change   % change
                                                 ---------  ---------  ---------  ---------
Loss on debt extinguishment                     $  (3,313) $       0  $  (3,313)     N/A

In July 2005, we entered into an agreement to amend the March Notes. In connection with the amendment, we issued three year warrants to purchase 750,000 shares of Microvision common stock with an initial exercise price of $6.84 per share. The conversion price of the amended notes and exercise price of the warrants are subject to anti-dilution adjustments. In addition, the price at which the note holder can convert the March Notes into our common stock was reduced to $5.85 per share, and the price at which we can mandatorily convert the March Notes into our common stock was reduced to $10.24. We have pledged 1,750,000 shares of our Lumera common stock as collateral for the March and December Notes. As a result of the amendment, the amended notes are no longer exchangeable into Lumera common stock.

We concluded that the amendment of the March Notes met the criteria of a debt extinguishment and recorded a charge of $3,313,000 for the change in the fair value of the debt in July 2005. The charge was measured as the value of the additional warrants that were issued to the note holders and the fair value of the reduced price at which the debt could be converted into our common stock. The additional warrants were initially valued on the amendment date at $2,295,000 using the Black-Scholes option pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rate of 3.66%; and contractual life of three years. The valuation of the reduction in the conversion price was estimated on the amendment date at $1,018,000 using the Black-Scholes option pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rates ranging from 3.25% to 3.58%; and contractual life equal to the length of the option.

Equity in losses of Lumera.

                                                   2005       2004     $ change   % change
                                                 ---------  ---------  ---------  ---------
Equity in losses of Lumera                      $  (3,242) $  (1,711) $  (1,531)      89.5

In July 2004, Lumera completed an initial public offering of its common stock. In connection with the offering, all Lumera Series A and Series B Preferred Stock was converted to Lumera common stock. Immediately after the offering, we owned 5,434,000 shares, or 33%, of the common stock of Lumera. As a result of the change in ownership percentage, we changed the method of accounting for our investment in Lumera to the equity method. Under the equity method, we recorded our ownership interest in the net book value of Lumera immediately following the initial public offering as an investment in equity method subsidiary of $11.9 million. We record our pro rata share of Lumera's income or loss as an adjustment in the value of our investment in Lumera. Our share in Lumera's losses was $3.2 million for the year ended December 31, 2005 and $1.7 million for the period from July 2004 to December 31, 2004.

Gain on sale of securities of equity investment.

                                                   2005       2004     $ change   % change
                                                 ---------  ---------  ---------  ---------
Gain on sale of securities of equity investment $   2,700  $       0  $   2,700      N/A

During 2005, we sold 812,000 shares of its Lumera common stock at prices between $4.04 and $5.00 per share. The total proceeds from the sales were $3,893,000. The sales prices were higher than the average carrying value of the shares and we recognized a gain of $2.7 million in 2005.

Income Taxes.

At December 31, 2005, we had net operating loss carry-forwards of approximately $191.0 million for federal income tax reporting purposes. In addition, we had research and development tax credits of $2.6 million.

Inducement for Conversion of Preferred Stock.

                                                   2005       2004     $ change   % change
                                                 ---------  ---------  ---------  ---------
Inducement for conversion of preferred stock    $  (1,184) $       0  $  (1,184)     N/A

In September 2004, we raised $10.0 million before issuance costs of $90,000 from the sale of 10,000 shares of convertible preferred stock and a warrant to purchase 362,000 shares of common stock. The preferred stock terms include a dividend of 3.5% per annum, payable quarterly in cash or registered common stock, at our election, subject to certain conditions.

The net cash proceeds of $9,910,000 were allocated to the preferred stock and the warrant based on the relative fair values of the securities. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: expected volatility, 75%; risk free interest rate, 3.4%, and contractual life five years. $1.3 million of the proceeds were allocated to the warrant and was recorded as an increase to additional paid-in capital.

Subsequent to the relative fair value allocation, the effective conversion price of the convertible preferred stock was less than the closing price of our common stock on the date of commitment to purchase the preferred stock, resulting in the recognition of a beneficial conversion feature in accordance with Emerging Issues Task Force No 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments." This beneficial conversion feature was measured as $1.2 million, which represents the difference between the fair value of the common stock and the effective conversion price. This beneficial conversion feature was recorded to additional paid-in capital and will be recorded as a deemed dividend to preferred stockholders (accretion) using the effective interest method, over the stated life of the preferred stock, which is three years. During 2005, we recorded $280,000 in dividends on the preferred stock and $303,000 in accretion of the beneficial conversion feature of the preferred stock.

In August 2005, the preferred stock holder agreed to convert 5,000 shares of our preferred stock into 734,000 shares of common stock. As an inducement to convert the preferred stock we issued 124,000 shares of our common stock to the preferred stock holder and adjusted the exercise price from $8.16 to $6.84 per share for the existing warrants to purchase 362,000 shares of common stock issued in connection with the original sale of preferred stock. The total value of the 124,000 common shares issued of $701,000, the change in the value of the warrants of $62,000 and the amount of unamortized beneficial conversion feature on the preferred stock of $421,000 was recorded as an inducement to convert the preferred stock and charged to common shareholders in 2005. The warrants were valued using the Black-Scholes option pricing model with the following assumption: expected volatility 65%, risk free interest rate 4.25% and contractual life 4.1 years.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues and product sales. At December 31, 2006, we had $14.6 million in cash and cash equivalents. We own 1,750,000 shares of Lumera common stock which are pledged as collateral for the convertible notes. The final payments on the notes are due March 15, 2007. After we repay the notes in full, the pledged shares are released to us and become eligible for sale. Based on the March 1, 2007 closing price of $4.28, the pledged Lumera shares have a market value of approximately $7.5 million. The market price of Lumera's common stock is subject to fluctuations based on Lumera's financial performance, published accomplishments and overall market conditions. During the 90 calendar day period ended March 1, 2007, Lumera common stock has traded between $4.06 and $10.35. We believe that the combination of cash, cash equivalents and Lumera common stock will satisfy our budgeted cash requirements through 2007. Based on our current operating plan, we anticipate we will require additional cash by February 2008. We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that such cash will be available to us, or if available, on terms acceptable to us or on a timely basis.

Cash used in operating activities totaled $27.1 million during 2006, compared to $19.7 million during 2005.

We had the following material gains and charges, and changes in assets and liabilities during the year ended December 31, 2006.

  "Non cash interest expense, net" In connection with the issuance of our notes in March 2005 and December 2005, we allocated proceeds to the embedded derivative features and the warrants. The aggregate discount to the notes of $7.9 million is amortized to non-cash interest expense using the imputed interest method over the life of the notes. At December 31, 2006, we had $349,000 in unamortized discount associated with the notes remaining.
  "Derivative feature of notes payable" In connection with the issuance of the Notes, we allocated a portion of the proceeds to the embedded derivative features of the Notes. Due to changes in the stock price and remaining life, the fair value of the embedded derivative instrument decreased to $68,000 at December 31, 2006. The aggregate change in value of $1.3 million for the year ended December 31, 2006 was recorded as a non-operating gain and is included in "Gain on derivative features of note payable, net" in the consolidated statement of operations.
  "Allowance for receivables from related parties" In 2000, the Board of Directors authorized Microvision to provide unsecured lines of credit to each of its three senior officers. No loans have been made under either Microvision's Executive Option Exercise Note Plan or the Executive Loan Plan since July 2002, and we do not intend to make any additional loans under these plans. Notes totaling $2,723,000 were issued and remain outstanding under the Executive Loan Plan. There are currently no outstanding loans under the Executive Option Exercise Note Plan.

Two of the three officers with outstanding loans left Microvision in January 2006. In accordance with the terms, the loans were due in January 2007. Neither of the officers has repaid their loans. One of the officers pledged 50,000 shares of Lumera common stock as collateral for the loans. We are pursuing collection of the outstanding balances. As a result of our review of the financial position of the former executives and the potential difficulty in collecting loans from former employees we have recorded additional allowances for doubtful accounts for the receivables from senior officers of $542,000 during 2006. With this adjustment in 2006, the allowance for receivables from related parties of $2,473,000 is based on a total receivable balance of $2,723,000 less the estimated value of the collateral.
  "Equity losses in Lumera" and "Gain on sale of securities of equity investment" Until January 2006, we accounted for our investment in Lumera using the equity method. We recorded our pro rata share of Lumera's income or loss as an adjustment in the value of our investment in Lumera. Our share in Lumera's losses was $290,000 and $3.2 million for the years ended December 31, 2006 and December 31, 2005, respectively.

In January 2006, we sold 2.6 million shares of our Lumera common stock for $10.3 million. We recorded a "Gain on sale of securities of equity investment" of approximately $7.3 million. As a result of the reduction in ownership, we changed to the cost basis of accounting for our investment in Lumera in accordance with FAS 115.

During 2005, we sold 812,000 shares of our Lumera common stock at prices between $4.04 and $5.00 per share for total proceeds of $3,893,000. The aggregate carrying value of the shares sold in 2005 was $1,192,000 resulting in a gain of $2,700,000.

  "Inventory" Inventory increased by $284,000 to $1,043,000 at December 31, 2006 from $759,000 at December 31, 2005. The increase was primarily attributable to higher quantity of Flic inventory in stock. We had previously made commitments to purchase certain minimum quantities based on the economic order quantities, sales forecast and the availability of raw materials. We value inventory at the lower of cost or market with cost determined on a weighted average cost basis. The following table shows the composition of the inventory at December 31, 2006 and December 31, 2005, respectively:

                                                                         December 31,
                                                                   ------------------------
                                                                      2006         2005
                                                                   -----------  -----------
Raw materials                                                     $   146,000  $   267,000
Work in process                                                            --      141,000
Finished goods                                                        897,000      351,000
                                                                   -----------  -----------
                                                                  $ 1,043,000  $   759,000
                                                                   ===========  ===========

Cash provided by investing activities totaled $11.8 million in 2006 compared to $1.0 million in 2005. During 2006 and 2005, we had no net purchases of investment securities. The proceeds from the sales of investment securities were used to fund our operations.

We used cash of $2.2 million for capital expenditures in 2006, compared to $1.2 million in 2005. Capital expenditures include leasehold improvements to leased office space and computer hardware and software, laboratory equipment and furniture and fixtures to support operations.

Cash provided by financing activities totaled $23.0 million in 2006, compared to $24.3 million in 2005. The following is a list of payments made on our March and December 2005 Convertible Notes during 2006 and 2005.

In May 2006, we entered into a Conversion Agreement with the holders of our Series A Convertible Preferred Stock to convert 5,000 shares of Preferred Stock. As consideration for the conversion, we issued a total of 1,353,066 shares of our common stock, $.001 par value, of which 565,000 shares were issued as an inducement to convert ("Incentive Shares"). In connection with the conversion, we were required to register the Incentive Shares. Under the conversion agreement, we agreed to pay the difference, only if positive, of $3.62 minus the 45 day trailing volume weighted average price as of the 45th trading day after the effective date of the required registration statement with respect to any of the Incentive Shares that were sold by the holder during the 45 day period or that were held in an economically neutral position as of the end of the 45 day period.

We determined that the price protection feature of the Incentive Shares included an embedded derivative feature as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). We recorded the estimated initial value of the derivative feature at conversion of $401,000 as a non-operating expense included in "Gain on derivative instruments, net." In August 2006, the Company determined and recorded the final value and paid the liability of $1,074,000.

The following is a list of scheduled payments we made in connection with our March and December 2005 convertible notes during 2006 and 2005.

  During 2006:

  —   cash payments of $9.6 million in principal and $722,000 in interest, and

  —   issued 1.4 million shares of our common stock in payment of $1.7 million in principal and $88,000 in interest.
  During 2005:

  —   cash payments of $331,000 in interest, and

  —   issued 298,000 shares of our common stock in payment of $867,000 in principal and $130,000 in interest.

The following is a list of securities issuances during 2006 and 2005.

  In June and July 2006, the Company raised an aggregate of $27.1 million before issuance cost of $2.2 million through an underwritten public offering of 11.6 million shares of our common stock and warrants to purchase 12.4 million shares of our common stock. The warrants have an exercise price of $2.65 per share, a five year term, and are not exercisable for one year from the date of issuance. The warrants are callable after one year from the date of issuance if the average closing bid price of our stock is over $5.30 for any 20 consecutive trading days. In connection with the offering, the Company issued the underwriter a warrant to purchase 537,500 shares of Microvision common stock at an exercise price of $2.76 per share. The Company also issued the underwriter a warrant to acquire 537,500 warrants, identical to those sold in the offering, at an exercise price of $0.16 per warrant. Both warrants will be exercisable for a period of 4 years beginning on the first anniversary of the date of issuance.
  In November 2006, we raised $7.9 million before issuance costs of $779,000 through an underwritten public offering of 3,318,000 shares of our common stock.
  In March 2005, we raised $10.0 million, before issuance costs of $423,000, from the issuance of convertible notes ("March Notes") and warrants to purchase an aggregate of 462,000 shares of Microvision common stock. The March Notes are convertible on demand by the holders into Microvision common stock, had an initial conversion price of $6.84 per share of Microvision common stock, and were convertible into Lumera common stock held by us at an initial conversion price of $5.64 per share up to a limit of 1,750,000 shares of Lumera common stock. The March Notes were amended in July 2005 and the holders' right to exchange the March Notes into shares of Lumera common stock was removed.

In December 2005, we raised $10.0 million, before issuance costs of $134,000, from the issuance of convertible notes ("December Notes") 838,000 shares of common stock and warrants to purchase an aggregate of 1,089,000 shares of Microvision common stock. The December Notes are convertible on demand by the holders into Microvision common stock at an initial conversion price of $3.94 per share.

The holders of the March and December notes (together the "Notes") may convert all or a portion of their notes. The initial conversion price is subject to adjustment in the event we issue common stock or common stock equivalents at a price per share of common stock below the conversion price of the Notes. In addition, upon the request of the note holders, we are required to redeem the Notes for cash upon a change of control or an event of default at a redemption price equal to 125% of the then outstanding balance of the notes. We have pledged 1,750,000 shares of our Lumera common stock as collateral for the Notes, described above. The pledged Lumera shares have been classified as a "Current restricted investments" on our consolidated balance sheet.

The terms of the March and December Notes include interest at LIBOR plus 3.0% payable quarterly in cash or Microvision common stock, at our election, subject to certain conditions. For both Notes, in no case shall the interest rate be less than 6.0% or greater than 8.0%. At December 31, 2006, the interest rate was 8%. If we choose to pay interest in Microvision common stock instead of cash, the interest conversion price will be based on 92% of the arithmetic average of the volume weighted average prices for the 10 trading days prior to the payment date. Additionally, in order to pay interest on the December Notes in Microvision stock, our stock price must be greater than $4.06.

The March Notes are payable in six equal quarterly installments beginning in December 2005. The December Notes are payable in five equal quarterly installments beginning in March 2006. For both Notes, if we choose to pay principal in Microvision common stock instead of cash, the principal conversion price will be based on 90% of the arithmetic average of the volume weighted average prices for the 15 trading days prior to the payment date. Additionally, in order to pay principal on the December Notes in Microvision stock, our stock price must be greater than $4.06.

We concluded that the note holders' rights to convert all or a portion of the March and December Notes into our common stock are embedded derivative instruments as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). Accordingly, $3.0 million of the cash proceeds from the March Notes and $1.1 million of the cash proceeds from the December Notes were allocated to the embedded derivative instruments, which represent the fair values of the instruments on the dates of issuance. The initial values were estimated using the Black-Scholes option pricing model with the following assumptions: expected volatilities of 83% and 58% respectively; expected dividend yields of 0%; risk free interest rates of 4.01% to 4.62%; and contractual lives of four months to two years, which correspond to the principal repayment dates. Due to changes in our stock price and remaining contractual lives, the fair values of the embedded derivative features decreased to $68,000 and $1,368,000 at December 31, 2006 and 2005, respectively. The change in value of $1,300,000 and $1,587,000 for the years ended December 31, 2006 and 2005, respectively, was recorded as a non-operating gain and included in "Gain on derivative instruments, net" in the consolidated statement of operations.

In connection with the July 2005 amendment, we issued three year warrants to purchase 750,000 shares of Microvision common stock at an exercise price of $6.84 per share. The conversion price of the amended Notes and exercise price of the warrants are subject to anti-dilution adjustments, subject to conditions. In addition, the price at which the Note holders can convert the Notes to Microvision common stock was reduced to $5.85 per share, and the price at which we can mandatorily convert the Notes to Microvision common stock was reduced to $10.24.

We concluded that the July 2005 amendment of the March Notes met the criteria of a debt extinguishment. We recorded a non cash charge of $3,313,000 for the change in the fair value of the debt and related consideration. The change in the value was measured as the value of the additional warrants that were issued to the note holders and the change in the price at which the debt could be converted into our common stock. The additional warrants were valued using the Black-Scholes option pricing model with the following assumptions: expected volatilities of 75%; expected dividend yields of 0%; risk free interest rates of 3.66%; and contractual lives of three years. The additional warrants were initially valued at $2,295,000. The change in the note conversion feature was valued using the Black-Scholes option pricing model with the following assumptions: expected volatilities of 75%; expected dividend yields of 0%; risk free interest rates ranging from 3.25% to 3.58% and contractual lives of .4 years to 1.6 years, which corresponds to the principal repayment dates. The change in the conversion price was valued at $1,018,000.

The amended conversion feature continued to meet the definition of a derivative under FAS 133 and, accordingly, was recorded at fair value and adjusted to fair value at each balance sheet date. An adjustment of $323,000 and $3,151,000 was recorded during the years ended December 31, 2006 and 2005, respectively.

The five year warrants granted with the March and December Notes vested on the date of grant, have exercise prices of $6.84 and $3.94, respectively, per share of common stock. The initial exercise price of each warrant is subject to adjustment in the event we issue common stock or common stock equivalents at a price per share of common stock below the exercise price of the warrant. The warrants met the definition of a derivative instrument that must be accounted for as a liability under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because we cannot engage in certain corporate transactions affecting the common stock unless we make a cash payment to the holders of the warrants. Accordingly, $1.7 million and $2.2 million, or the cash proceeds from the March and December Notes, respectively, were allocated to the warrants, which represents the fair values of the warrants on the dates of issuance and the amounts were recorded as current liabilities. Subsequent changes in the fair values of the warrants are recorded in the statement of operations each period. The combined liability for the initial warrant and additional warrant associated with the March Notes and those associated with the December Notes was valued at $2,572,000 and $3,452,000 at December 31, 2006 and 2005, respectively. The combined adjustments in value were$880,000 and $2,693,000 for the years ended December 31, 2006 and 2005, respectively. The warrants issued with the March and December Notes were valued using the Black-Scholes option pricing model with the following assumptions: expected volatilities of 67% and 58% to 65%, respectively; expected dividend yields of 0%; risk free interest rates of 4.72% to 4.90%, and 4.35% to 4.39%, and contractual lives of 1.6 to 3.9 years and 2.6 to 4.9 years, respectively.

  In August and September 2005, we raised $7.0 million before issuance costs through the sale of 1,333,000 shares of our common stock at a price of $5.25 per share and five-year warrants to purchase a total of 301,000 shares of our common stock at a price of $6.50 to a holder of the Company's preferred stock and new investors.

We may also raise cash through future sales of our preferred or common stock, issuance of debt securities or other borrowings. Should expenses exceed the amounts budgeted, we may require additional cash earlier than expected to further the development of our technology, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. The operating plan also provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments. There can be no assurance that additional financing will be available to us or that, if available, it will be available on acceptable terms on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements or planned revenues are not generated, that we may be required to limit its operations substantially. This limitation of operations may include reductions in staff and discretionary costs, which may include non-contractual research costs. Our cash requirements will depend on many factors, including, but not limited to, the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce products incorporating our technology and the market acceptance and competitive position of such products.

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

In order to maintain our exclusive rights under our license agreement with the University of Washington, we are obligated to make royalty payments to the University of Washington with respect to the Virtual Retinal Display technology. If we are successful in establishing original equipment manufacturer co- development and joint venture arrangements, we expect our partners to fund certain non-recurring engineering costs for technology development and/or for product development. Nevertheless, we expect our cash requirements to remain high as we expand our activities and operations with the objective of commercializing the light scanning technology.

The following table lists our contractual obligations (in thousands):

                                                                           December 31,
                                               -----------------------------------------------------------------
                                                 2007       2008       2009       2010       2011     After 2011    Total
                                               ---------  ---------  ---------  ---------  ---------  ----------  ---------
Contractual Obligations:
Open purchase orders *                        $   2,156  $      --  $      --  $      --  $      --  $       --  $   2,156
Minimum payments under senior secured
  convertable notes including interest            2,767         --         --         --         --          --      2,767
Minimum payments under capital leases                60         55         33         27         20          --        195
Minimum payments under operating leases             856        882        882        911        945       1,585      6,061
Minimum payments under research, royalty
 and licensing agreements+                          390        215        215        175        350          --      1,345
                                               ---------  ---------  ---------  ---------  ---------  ----------  ---------
    Total                                     $   6,229  $   1,152  $   1,130  $   1,113  $   1,315  $    1,585  $  12,524
                                               =========  =========  =========  =========  =========  ==========  =========

* Open purchase orders represent commitments to purchase inventory, materials, capital equipment and other goods used in the normal course of the Company's business.

+ License and royalty obligations continue through the lives of the underlying patents, which is currently through at least 2017.

New accounting pronouncements

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

In July 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of the standard. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the guidance in FIN 48 and the potential impacts it may have on us in relation to deferred taxes and taxes payable.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires an analysis of misstatements using both an income statement (rollover approach) and a balance sheet (iron curtain) approach in assessing materiality. An adjustment to the financial statements must be made if either approach considers the misstatement to be material. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company's results of operations and financial position were not affected by the adoption of SAB 108.

Subsequent Events

At a special meeting of shareholders of Microvision, Inc. on January 18, 2007, shareholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 73.0 million shares to 125.0 million shares. The newly authorized shares or common stock have the same rights as the previously authorized shares, including the right to cast one vote per share of common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our investment policy restricts investments to ensure principal preservation and liquidity. We invest cash that we expect to use within approximately sixty days in U.S. treasury-backed instruments. We invest cash in excess of sixty days of our requirements in high quality investment securities. The investment securities portfolio is limited to U.S. government and U.S. government agency debt securities and other high-grade securities generally with maturities of three years or less.

The maturities of cash equivalents and investment securities, available-for- sale, as of December 31, 2006, are as follows:

                                             Amount      Percent
                                          ------------  ---------
Cash and cash equivalents                $ 14,552,000      100.0%
Less than one year                                 --         --
                                          ------------  ---------
                                         $ 14,552,000      100.0%
                                          ============  =========

All of the Company's development contract payments are made in U.S. dollars. However, in the future the Company may enter into additional development contracts in foreign currencies that may subject the Company to foreign exchange rate risk. The Company intends to enter into foreign currency hedges to offset the exposure to currency fluctuations when it can determine the timing and amounts of the foreign currency exposure.

Cash and cash equivalents were $14.6 million as of December 31, 2006.

We own 1,750,000 million shares of Lumera common stock which are pledged as collateral for the convertible notes. The final payments on the notes are due March 15, 2007. After we repay the notes in full, the pledged shares are released to us and become eligible for sale. Based on the March 1, 2007 closing price of $4.28, the pledged Lumera shares have a market value of approximately $7.5 million. The market price of Lumera's common stock is subject to fluctuations based on Lumera's financial performance, published accomplishments and overall market conditions. During the 90 calendar day period ended March 1, 2007, Lumera common stock has traded between $4.06 and $10.35. We own approximately 8.8% of Lumera's common stock. Since we hold a large percentage of Lumera's common stock, if an active market does not develop or is not sustained, it may be difficult to sell the shares of Lumera's common stock at an attractive price or at all. The likelihood of Lumera's success, and the value of our common stock, must be considered in light of the risks frequently encountered by early stage companies, especially those formed to develop and market new technologies. These risks include Lumera's potential inability to establish product sales and marketing capabilities; to establish and maintain markets for their potential products; and to continue to develop and upgrade their technologies to keep pace with changes in technology and the growth of markets using polymer materials. If Lumera is unsuccessful in meeting these challenges, its stock price, and the value of our investment, could decrease.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	XX

Consolidated Balance Sheets as of December 31, 2006 and 2005	XX

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	XX

Consolidated Statements of Mandatory Redeemable Convertible Preferred Stock and Shareholders' Equity (Deficit) for the years ended December 31, 2006, 2005 and 2004	XX

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2006, 2005 and 2004	XX

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	XX

Notes to Consolidated Financial Statements	XX

Valuation and Qualifying Accounts and Reserves	XX

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Shareholders of Microvision, Inc.:

We have completed integrated audits of Microvision, Inc.'s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Microvision, Inc. and its subsidiary at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 13 to the financial statements, during the year ended December 31, 2006, the Company changed the manner in which it accounts for stock compensation costs.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Seattle, Washington
March 14, 2007

Microvision, Inc.

Consolidated Balance Sheets
(in thousands, except per share amounts)

                                                                                            December 31,
                                                                                       ----------------------
                                                                                          2006        2005
                                                                                       ----------  ----------
Assets
Current assets
  Cash and cash equivalents                                                           $   14,552  $    6,860
  Accounts receivable, net of allowances of $216 and $264                                  1,166       1,380
  Costs and estimated earnings in excess of billings on uncompleted contracts                565       1,204
  Inventory                                                                                1,043         759
  Current restricted investments                                                              --       1,856
  Current restricted investment in Lumera                                                 10,693          --
  Other current assets                                                                     1,986       1,512
                                                                                       ----------  ----------
    Total current assets                                                                  30,005      13,571

  Investment in Lumera                                                                        --       3,582
  Property and equipment, net                                                              4,011       2,902
  Restricted investments                                                                   1,268       1,000
  Restricted investment in Lumera                                                             --       2,184
  Other assets                                                                                41         124
                                                                                       ----------  ----------
      Total assets                                                                    $   35,325  $   23,363
                                                                                       ==========  ==========

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Shareholders' Equity (Deficit)
Current liabilities
  Accounts payable                                                                    $    1,785  $    2,328
  Accrued liabilities                                                                      3,698       4,513
  Billings in excess of costs and estimated earnings on uncompleted contracts                200          51
  Liability associated with common stock warrants                                          2,572       3,452
  Liability associated with embedded derivative feature                                       68          --
  Current portion of notes payable                                                         2,418       7,896
  Current portion of capital lease obligations                                                45          32
  Current portion of long-term debt                                                           59          22
                                                                                       ----------  ----------
    Total current liabilities                                                             10,845      18,294

  Notes payable, net of current portion                                                       --       1,447
  Liability associated with embedded derivative feature                                       --       1,368
  Capital lease obligations, net of current portion                                          132         105
  Long-term debt, net of current portion                                                     457          --
  Deferred rent, net of current portion                                                    2,027       1,492
                                                                                       ----------  ----------
    Total liabilities                                                                     13,461      22,706
                                                                                       ----------  ----------

Commitments and contingencies                                                                 --          --
Mandatorily redeemable convertible preferred stock, par value $.001; 25,000 shares authorized; 0 and 5 shares issued and outstanding
  (liquidation preference of $0 and $5,000)                                                   --       4,166
                                                                                       ----------  ----------
Shareholders'  Equity (Deficit)
  Common stock, par value $.001; 73,000 shares authorized; 42,921 and
  25,138 shares issued and outstanding                                                        43          25
  Additonal paid-in capital                                                              253,086     212,993
  Deferred compensation                                                                       --         (85)
  Receivables from related parties, net                                                     (250)       (792)
  Accumulated other comprehensive income                                                   8,619          --
  Accumulated deficit                                                                   (239,634)   (215,650)
                                                                                       ----------  ----------
    Total shareholders'  equity (deficit)                                                 21,864      (3,509)
                                                                                       ----------  ----------
      Total liabilities, mandatorily redeemable convertible preferred stock
      and shareholders' equity (deficit)                                              $   35,325  $   23,363
                                                                                       ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

Microvision, Inc.

Consolidated Statements of Operations
(in thousands, except per share amounts)

                                                                                               Years Ended December 31,
                                                                                         ----------------------------------
                                                                                            2006        2005        2004
                                                                                         ----------  ----------  ----------
Contract revenue                                                                        $    5,275  $   11,386  $    8,821
Product revenue                                                                              1,768       3,360       2,597
                                                                                         ----------  ----------  ----------
Total revenue                                                                                7,043      14,746      11,418
                                                                                         ----------  ----------  ----------

Cost of contract revenue                                                                     3,398       6,456       5,539
Cost of product revenue                                                                      4,768       8,636       3,868
                                                                                         ----------  ----------  ----------
Total cost of revenue                                                                        8,166      15,092       9,407
                                                                                         ----------  ----------  ----------
    Gross margin                                                                            (1,123)       (346)      2,011
                                                                                         ----------  ----------  ----------

Research and development expense                                                            10,715       6,587      15,257
Sales, marketing, general and administrative expense                                        17,362      20,352      20,798
(Gain) loss on disposal of fixed assets                                                       (198)         --           1
                                                                                         ----------  ----------  ----------
Total operating expenses                                                                    27,879      26,939      36,056
                                                                                         ----------  ----------  ----------
Loss from operations                                                                       (29,002)    (27,285)    (34,045)

Interest income                                                                                719         263         272
Interest expense                                                                            (5,753)     (3,253)       (151)
Gain on derivative instruments, net                                                          1,627       5,975          --
Loss on debt extinguishment                                                                     --      (3,313)         --
Other expense                                                                                  (23)        (28)         --
                                                                                         ----------  ----------  ----------
Net loss before minority interests and other Lumera transactions                           (32,432)    (27,641)    (33,924)
Minority interests in loss of consolidated subsidiary                                           --          --       2,438
Equity in losses of Lumera                                                                    (290)     (3,242)     (1,711)
Gain on sale of securities of equity investment                                              8,738       2,700          --
                                                                                         ----------  ----------  ----------
Net loss                                                                                   (23,984)    (28,183)    (33,197)

Stated dividend on mandatorily redeemable convertible preferred stock                          (59)       (280)       (108)
Accretion to par value of preferred stock                                                     (138)       (637)       (238)
Inducement for conversion of preferred stock                                                (3,076)     (1,184)         --
                                                                                         ----------  ----------  ----------
Net loss available for common shareholders                                              $  (27,257) $  (30,284) $  (33,543)
                                                                                         ==========  ==========  ==========
Net loss per share basic and diluted                                                    $    (0.81) $    (1.35) $    (1.56)
                                                                                         ==========  ==========  ==========

Weighted-average shares outstanding basic and diluted                                       33,572      22,498      21,493
                                                                                         ==========  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

Microvision, Inc.

Consolidated Statements of Mandatorily Redeemable Convertable Preferred Stock and Stockholders' Equity (Deficit)
(in thousands)

                                                                                                                            Shareholders' Equity (Deficit)
                                                           Mandatorily     -----------------------------------------------------------------------------------------------------------------------
                                                           redeemable     |
                                                          convertible     |                                                 Subscriptions  Receivables   Accumulated
                                                         preferred stock  |    Common Stock      Additional                  receivable       from          other                        Total
                                                       -------------------|-------------------     paid-in      Deferred    from related     related    comprehensive  Accumulated   Shareholders'
                                                        Shares    Amount  | Shares   Par Value     capital     Compensation    parties       parties       income        defecit     Equity (Deficit)
                                                       --------  ---------|--------  ---------  -------------  -----------  -------------  -----------  -------------  ------------  -------------
Balance at December 31, 2003                                --  $      -- | 21,449  $      21  $     180,354  $      (846) $        (166) $    (1,823) $          25  $   (154,270) $      23,295
Issuance of options to board members for services                         |                               81          (81)                                                                     --
Issuance of stock, options and warrants to                                |
  non-employees for services                                              |                              143         (143)                                                                     --
Issuance of Lumera options to Microvision employees                       |                              134                                                                                  134
Amortization of share-based compensation                                  |                                           765                                                                     765
Exercise of warrants and options                                          |     60          1            382                                                                                  383
Sales of common stock                                                     |                               (8)                                                                                  (8)
Sales of preferred stock and warrants                       10      8,590 |                            1,281                                                                                1,281
Beneficial conversion feature of mandatorily                              |
  redeemable convertible preferred stock                           (1,181)|                            1,181                                                                                1,181
Dividend on preferred stock                                               |                             (108)                                                                   --           (108)
Non-cash accretion on mandatorily redeemable                              |
  convertible preferred stock                                         238 |                             (238)                                                                                (238)
Net change in interest gain on Lumera                                     |
  initial public offering                                                 |                           13,727                                                                               13,727
Other comprehensive income                                                |                                                                                      (25)                         (25)
Net loss                                                                  |                                                                                                (33,197)       (33,197)
                                                       --------  ---------|--------  ---------  -------------  -----------  -------------  -----------  -------------  ------------  -------------
Balance at December 31, 2004                                10      7,647 | 21,509         22        196,929         (305)          (166)      (1,823)            --      (187,467)         7,190
Issuance of stock, options and warrants to                                |
  non-employees for services                                              |      7                        65                                                                                   65
Deferred compensation on stock options                                    |                              144         (144)                                                                     --
Amortization of share-based compensation                                  |                                           364                                                                     364
Exercise of warrants and options                                          |      5         --             20                                                                                   20
Sales of common stock                                                     |  2,171          2          9,908                                                                                9,910
Conversion of preferred stock                               (5)    (4,539)|    855          1          4,538                                                                                4,539
Conversion of senior secured exchageable covertible notes                 |    310         --          1,837                                                                                1,837
Stock received for subscriptions receivable                               |    (28)        --           (169)                        166                                                       (3)
Inducement to preferred shareholders                                      |                             (763)                                                                                (763)
Issuance of common stock and change in warrant value to                   |
  preferred shareholders                                                  |                              763                                                                                  763
Beneficial conversion feature of mandatorily redeemable                   |
  convertible preferred stock                                         421 |                             (421)                                                                                (421)
Issuance of common stock for payment on senior                            |
  exchangeable convertible notes                                          |    258         --            867                                                                                  867
Issuance of common stock for payment of interest                          |
  on senior secured exchangeable convertible notes                        |     40         --            130                                                                                  130
Issuance of common stock on preferred dividend                            |     11         --             62                                                                                   62
Dividend on preferred stock                                               |                             (280)                                                                                (280)
Non-cash accretion on mandatorily redeemable                              |
  convertible preferred stock                                         637 |                             (637)                                                                                (637)
Allowance for doubtful accounts on receivables from                       |
  related parties                                                         |                                                                     1,031                                       1,031
Net loss                                                                  |                                                                                                (28,183)       (28,183)
                                                       --------  ---------|--------  ---------  -------------  -----------  -------------  -----------  -------------  ------------  -------------
Balance at December 31, 2005                                 5      4,166 | 25,138         25        212,993          (85)            --         (792)            --      (215,650)        (3,509)
Amortization of share-based compensation                                  |                            1,740           85                                                                   1,825
Exercise of warrants and options                                          |     16                        44                                                                                   44
Sales of common stock and warrants                                        |                                                                                                                    --
 (net of issuance costs of $3.0 million)                                  | 14,867         15         32,015           --                                                                  32,030
Conversion of preferred stock                               (5)    (5,000)|    786          1          4,999                                                                                5,000
Inducement to preferred shareholders                                      |                           (2,379)                                                                              (2,379)
Unamortized discount and offering costs                                   |                                                                                                                    --
 on preferred stock                                                   419 |                             (419)                                                                                (419)
Issuance of common stock and change in                                    |                                                                                                                    --
  warrant value to preferred shareholders                                 |    565          1          1,978                                                                                1,979
Beneficial conversion feature of                                          |                                                                                                                    --
 mandatorily redeemable convertible preferred stock                   278 |                             (278)                                                                                (278)
Non-cash accretion on mandatorily redeemable convertible                  |                                                                                                                    --
 preferred stock                                                      137 |                             (137)                                                                                (137)
Issuance of common stock for payment on senior                            |                                                                                                                    --
 secured exchangeable convertible notes                                   |  1,466          1          1,966                                                                                1,967
Issuance of common stock for payment of interest on senior                |                                                                                                                    --
 secured exchangeable convertible notes                                   |     67                        88                                                                                   88
Issuance of common stock on preferred dividend                            |     16                        59                                                                                   59
Dividend on preferred stock                                               |                              (59)                                                                                 (59)
Warrants to purchase Lumera common stock                                  |                              476                                                                                  476
Allowance for doubtful accounts on receivables from                       |
  related parties                                                         |                                                                       542                                         542
Other comprehensive income                                                |                                                                                    8,619                        8,619
Net loss                                                                  |                                                                                                (23,984)       (23,984)
                                                       --------  ---------|--------  ---------  -------------  -----------  -------------  -----------  -------------  ------------  -------------
Balance at December 31, 2006                                --  $      -- | 42,921  $      43  $     253,086  $        --  $          --  $      (250) $       8,619  $   (239,634) $      21,864
                                                       ========  ========= ========  =========  =============  ===========  =============  ===========  =============  ============  =============

The accompanying notes are an integral part of these consolidated financial statements.

Microvision, Inc.

Consolidated Statements of Comprehensive Income
(in thousands)

                                                                                               Years Ended December 31,
                                                                                         ----------------------------------
                                                                                            2006        2005        2004
                                                                                         ----------  ----------  ----------
Net loss                                                                                $  (23,984) $  (28,183) $  (33,197)
                                                                                         ----------  ----------  ----------
Other comprehensive loss
    Unrealized gain (loss) on investment securities, available-for-sale:
        Unrealized holding gain (loss) arising during period                                17,357          --         (25)
        Less: reclassification adjustment for gains realized in net loss                    (8,738)         --          --
                                                                                         ----------  ----------  ----------
        Net unrealized gain (loss)                                                           8,619          --         (25)
                                                                                         ----------  ----------  ----------
Comprehensive loss                                                                      $  (15,365) $  (28,183) $  (33,222)
                                                                                         ==========  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

Microvision, Inc.

Consolidated Statements of Cash Flows
(in thousands)

                                                                                              Years Ended December 31,
                                                                                         -------------------------------
                                                                                           2006       2005       2004
                                                                                         ---------  ---------  ---------
Cash flows from operating activities
  Net loss                                                                              $ (23,984) $ (28,183) $ (33,197)
  Adjustments to reconcile net loss to net cash used in operations:
    Depreciation                                                                            1,218      1,602      2,406
    (Gain) loss on disposal of fixed assets                                                  (198)        --          1
    Non-cash expenses related to issuance of stock, warrants, and options,
     and amortization of deferred compensation                                              1,825        429      2,118
    Non-cash interest expense, net                                                          4,753      2,730         --
    Derivative features of notes payable                                                   (1,627)    (2,659)        --
    Inventory write-downs                                                                   1,181      3,732      2,084
    Allowance for receivables from related parties                                            542      1,031         --
    Minority interests in loss of consolidated subsidiary                                      --         --     (2,438)
    Equity in losses of Lumera                                                                290      3,242      1,711
    Gain on sale of securities of equity investment                                        (8,738)    (2,700)        --
    Loss on debt extinguishment                                                                --      3,313         --
    Non-cash deferred rent                                                                   (231)       (21)       (86)
    Interest on notes payable                                                                  --         --        125
    Allowance for estimated contract losses                                                    --        (53)        53
  Change in:
    Accounts receivable                                                                       214      3,847     (3,420)
    Intercompany receivable                                                                    --         --         38
    Costs and estimated earnings in excess of billings on uncompleted contracts               639       (607)        35
    Inventory                                                                              (1,465)    (1,324)    (4,920)
    Other current assets                                                                      121         61       (427)
    Other assets                                                                               83        340         87
    Accounts payable                                                                         (689)    (1,050)     2,631
    Accrued liabilities                                                                    (1,139)      (190)       865
    Billings in excess of costs and estimated earnings on uncompleted contracts               149     (3,267)     3,265
    Notes payable                                                                              --         --         --
    Research liability, current and long-term                                                  --         --     (1,762)
                                                                                         ---------  ---------  ---------
      Net cash used in operating activities                                               (27,056)   (19,727)   (30,831)
                                                                                         ---------  ---------  ---------
Cash flows from investing activities
  Sales of investment securities                                                               --      1,248     12,053
  Purchases of investment securities                                                           --     (1,248)    (1,000)
  Sales of restricted investment securities                                                 1,100      1,238      1,269
  Purchases of restricted investment securities                                              (268)    (2,101)    (1,238)
  Decrease in restricted cash                                                                 755       (755)        --
  Sale of long term investment - Lumera                                                    12,142      3,893         --
  Proceeds on sale of property and equipment                                                  200         --         --
  Purchases of property and equipment                                                      (2,152)    (1,239)    (1,040)
                                                                                         ---------  ---------  ---------
      Net cash provided by investing activities                                            11,777      1,036     10,044
                                                                                         ---------  ---------  ---------
Cash flows from financing activities
  Principal payments under capital leases                                                     (40)       (46)       (63)
  Proceeds from issuance of short term notes                                                   --         --      2,300
  Principal payments under long-term debt                                                     (55)       (77)       (70)
  Increase in long-term debt                                                                  536         --         --
  Proceeds from issuance of notes and warrants                                                 --     14,148         --
  Payments on notes payable                                                                (9,600)    (1,000)        --
  Increase in deferred rent                                                                 1,042      1,492         --
  Payment of embedded derivative feature of preferred stock conversion                     (1,074)        --         --
  Payment of preferred dividend                                                               (43)      (173)      (108)
  Net proceeds from issuance of common stock and warrants                                  32,205      9,939        360
  Net proceeds from issuance of preferred stock and warrants                                   --         --      9,886
  Net proceeds from sale of subsidiary's equity to minority interests                          --         --        500
                                                                                         ---------  ---------  ---------
      Net cash provided by financing activities                                            22,971     24,283     12,805
                                                                                         ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents                                        7,692      5,592     (7,982)
Cash and cash equivalents at beginning of period                                            6,860      1,268     10,700
Change in cash due to Lumera deconsolidation                                                   --         --     (1,450)
                                                                                         ---------  ---------  ---------
Cash and cash equivalents at end of period                                              $  14,552  $   6,860      1,268
                                                                                         =========  =========  =========

Supplemental disclosure of cash flow information
Cash paid for interest                                                                  $     786  $     348  $     151
                                                                                         =========  =========  =========

Supplemental schedule of non-cash investing and financing activities
Property and equipment acquired under capital leases                                    $      80  $     135  $      15
                                                                                         =========  =========  =========
Other non-cash additions to property and equipment                                      $     115  $     812  $      18
                                                                                         =========  =========  =========
Conversion of preferred stock into common stock                                         $   4,417  $   4,117  $      --
                                                                                         =========  =========  =========
Deferred compensation - warrants, options and stock grants                              $      --  $     209  $      --
                                                                                         =========  =========  =========
Issuance of common stock for payment of principal and interest on senior
   secured exchangeable convertible notes                                               $   1,755  $     997  $      --
                                                                                         =========  =========  =========
Conversion of convertible debt into common stock                                        $     344  $      --  $      --
                                                                                         =========  =========  =========
Inducement for conversion of preferred stock                                            $   3,076  $      --  $      --
                                                                                         =========  =========  =========

The accompanying notes are an integral part of these financial statements.

1. The Company

The consolidated financial statements include the accounts of Microvision, Inc. ("Microvision"), a Delaware corporation, and Lumera Corporation ("Lumera"), a Delaware corporation, (collectively the "Company"). Prior to July 2004, Lumera was a subsidiary and was consolidated into Microvision. In July 2004, Lumera completed an initial public offering of its common stock and as a result of the change in ownership, ceased to be consolidated and became an equity method investment of Microvision. In January 2006, Microvision sold 2,550,000 shares of its Lumera common stock. As a result of the reduction in ownership, Microvision changed to the cost basis of accounting for its investment in Lumera.

Microvision was established to acquire, develop, manufacture and market light scanning technology, which projects images using a single beam of light. Microvision has entered into contracts with commercial and U.S. government customers to develop applications using the light scanning technology. Microvision has one commercial product, Flic, a hand-held bar code scanner. In addition, Microvision has produced and delivered various demonstration units using Microvision's display technology. Microvision is developing an integrated photonics module that will be a common platform for the Company's future potential products. The integrated photonics module consists of a MEMS scanner, a light source module, and electronics to drive the MEMS scanner and video input and output. The Company believes the integrated photonics module could be readily modified to meet OEM product requirements for different product configurations.

Microvision has incurred significant losses since inception. Microvision believes that its cash, cash equivalent and investment securities balances totaling $14,552,000 at December 31, 2006 and potential sales of Lumera common stock will satisfy its budgeted cash requirements through 2007. Based on our current operating plan, we anticipate we will require additional cash by February 2008. We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that such cash will be available to us, or if available, on terms acceptable to us or on a timely basis

Microvision owns 1,750,000 shares of Lumera common stock which are pledged as collateral for its convertible notes. The final payments on the notes are due March 15, 2007. After the Company repays the notes in full, the pledged shares are released and become eligible for sale. Based on the March 1, 2007 closing price of $4.28, the pledged Lumera shares have a market value of approximately $7.5 million. The market price of Lumera's common stock is subject to fluctuations based on Lumera's financial performance, published accomplishments and overall market conditions. During the 90 calendar day period ended March 1, 2007, Lumera common stock has traded between $4.06 and $10.35. The immediate sale of Lumera stock in the public market could have a negative impact on the Lumera stock price and could reduce any proceeds available to Microvision.

The Company's operating plan calls for the addition of sales, marketing, technical and other staff and the purchase of additional laboratory and production equipment. The Company's future expenditures and capital requirements will depend on numerous factors, including the progress of its research and development program, the progress in commercialization activities and arrangements, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments and the ability of the Company to establish cooperative development, joint venture and licensing arrangements. There can be no assurance that additional financing will be available to the Company or that, if available, it will be available on terms acceptable to the Company or on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements or proceeds for the sales of Lumera common stock are less than anticipated, or planned revenues are not generated, the Company may be required to limit its operations substantially. This limitation of operations may include reduction in capital expenditures and reductions in staff and discretionary costs, which may include non-contractual research costs. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can, directly or through arrangements with original equipment manufacturers, introduce products incorporating the light scanning technology and the market acceptance and competitive position of such products.

2. Summary of significant accounting policies

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's management has identified the following areas where significant estimates and assumptions have been made in preparing the financial statements: revenue recognition, allowance for uncollectible receivables and management loans, inventory valuation and valuation of derivative financial instruments.

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

In January 2006, Microvision sold 2,550,000 shares of its Lumera common stock. As a result of the reduction in ownership, Microvision changed to the cost basis of accounting for its investment in Lumera in accordance with FAS 115. As of December 31, 2006, Microvision owns 1,750,000 shares, or approximately 8.8%, of Lumera common stock. Microvision also owns a warrant exercisable at $8.80 to purchase 170,500 shares of Lumera common stock.

Cash, cash equivalents and investment securities

The Company considers all investments that mature within 90 days of the date of purchase to be cash equivalents. At December 31, 2006, all short-term investment securities held by the Company were classified as cash equivalents.

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

Restricted investments

As of December 31, 2006, restricted investments include:

  $1.3 million in irrevocable letters of credit as security on a lease agreement for the corporate headquarters building in Redmond, WA. The required letter of credit balance decreases over the term of the lease, which expires in 2013.
  1,750,000 shares of Lumera common stock pledged as collateral for the Company's Notes. Based on the closing price of Lumera common stock on December 31, 2006, the fair market value of the collateral is $10,693,000.

Property and equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (two to five years) using the straight-line method. Leasehold improvements are depreciated over the shorter of estimated useful lives or the lease term.

Revenue recognition

Revenue has primarily been generated from contracts for further development of the light scanning technology and to produce demonstration units for commercial enterprises and the United States government. Revenue on such contracts is recorded using the percentage-of-completion method measured on a cost incurred basis. The percentage of completion method is used because the Company can make reasonably dependable estimates of the contract cost. Changes in contract performance, contract conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when realization is assured. If the U.S. Govenment cancels a contract, we would receive pament for work performed and costs committed to prior to the cancellation.

The Company recognizes losses, if any, as soon as identified. Losses occur when the estimated direct and indirect costs to complete the contract exceed unrecognized revenue. The Company evaluates the reserve for contract losses on a contract-by-contract basis.

Revenue from product shipments is recognized in accordance with Staff Accounting Bulletin No. 104 "Revenue Recognition." Revenue is recognized when there is sufficient evidence of an arrangement, the selling price is fixed or determinable and collection is reasonably assured. Revenue for product shipments is recognized upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. Provisions are made for warranties at the time revenue is recorded. Warranty expense was not material for any periods presented.

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

The United States government accounted for approximately 51%, 35%, and 42% of total revenue during 2006, 2005 and 2004, respectively. One commercial customer accounted for approximately 11% and 33% of revenue during 2006 and 2005, respectively. Contracts with three commercial customers represented 17%, 38%, and 25% of total revenues during 2006, 2005, and 2004, respectively. The United States government accounted for approximately 45% and 41% of the accounts receivable balance at December 31, 2006 and 2005, respectively.

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

Net loss per share

Basic net loss per share is calculated on the basis of the weighted- average number of common shares outstanding during the periods. Net loss per share assuming dilution is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities. Net loss per share assuming dilution for 2006, 2005 and 2004 is equal to basic net loss per share because the effect of dilutive securities outstanding during the periods including options and warrants computed using the treasury stock method, is anti-dilutive.

As of December 31, 2006, 2005 and 2004, the Company excluded the following convertible securities from diluted net loss per share as the effect of including them would have been anti-dilutive. The shares shown represent the number of shares of common stock which would be issued upon conversion as of the years ended December 31, 2006, 2005 and 2004.

                                                                                December 31,
                                                                   ------------------------------------
                                                                      2006         2005         2004
                                                                   -----------  -----------  ----------
Publicly traded warrants                                           12,362,000           --          --
Options and private warrants                                       10,906,000    9,440,000   6,836,000
Notes payable                                                         620,000    3,101,000          --
Mandatorily redeemable convertible preferred stock                         --      786,000   1,447,000
                                                                   -----------  -----------  ----------
                                                                   23,888,000   13,327,000   8,283,000
                                                                   ===========  ===========  ==========

Research and development

Research and development costs are expensed as incurred.

Fair value of financial instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying amount of long-term debt at December 31, 2006 and 2005 was not materially different from the fair value based on rates available for similar types of arrangements. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturities. The convertible notes are not publicly traded and it is not practicable for the Company to estimate the fair value of the convertible notes due to the absence of comparable publicly traded financial instruments.

Long-lived assets

The Company evaluates the recoverability of its long-lived assets when an impairment is indicated based on expected undiscounted cash flows and recognizes impairment of the carrying value of long-lived assets, if any, based on the fair value of such assets.

Stock-based compensation

The Company has one employee incentive compensation plan and one board of director stock-based compensation plan. Both are more fully described in Note 13.

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123, as revised December 2004 ("FAS 123(R)"). The Company adopted FAS123(R) effective January 1, 2006. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of FAS No. 123 and Emerging Issues Task Force Issue No. 96-18. The following table shows the amount of stock-based compensation expense included in the Statement of Operations:

                                                                       Year Ended December 31,
                                                                   ------------------------------------
                                                                      2006         2005         2004
                                                                   -----------  -----------  ----------
Cost of contract revenue                                          $    80,000  $        --  $       --
Cost of product revenue                                                70,000           --          --
Research and development expense                                      246,000           --     548,000
Sales, marketing, general and administrative expense                1,429,000      429,000   1,570,000
                                                                   -----------  -----------  ----------
                                                                  $ 1,825,000  $   429,000  $2,118,000
                                                                   ===========  ===========  ==========

New accounting pronouncements

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

In July 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of the standard. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the guidance in FIN 48 and the potential impacts it may have on the Company in relation to deferred taxes and taxes payable.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 requires an analysis of misstatements using both an income statement (rollover approach) and a balance sheet (iron curtain) approach in assessing materiality. An adjustment to the financial statements must be made if either approach considers the misstatement to be material. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company's results of operations and financial position were not affected by the adoption of SAB 108.

3. Long-term contracts

Cost and estimated earnings in excess of billings on uncompleted contracts comprises amounts of revenue recognized on contracts that the Company has not yet billed to customers because the amounts were not contractually billable at December 31, 2006 and 2005. The following table summarizes when the Company will be contractually able to bill the balance as of December 31, 2006 and 2005.

                                                                        Year Ended December 31,
                                                                      --------------------------
                                                                          2006          2005
                                                                      ------------  ------------
Billable within 30 days                                              $    547,000  $    686,000
Billable between 31 and 90 days                                                --         3,000
Billable after 90 days                                                     18,500       515,000
                                                                      ------------  ------------
                                                                     $    565,500  $  1,204,000
                                                                      ============  ============

The Company's current contracts with the U.S. government are primarily cost plus fixed fee type contracts. Under the terms of a cost plus fixed fee contract, the U.S. government reimburses the Company for negotiated actual direct and indirect cost incurred in performing the contracted services. The Company is under no obligation to spend more than the contract value to complete the contracted services. The period of performance is generally one year. Each of the Company's contracts with the United States government can be terminated for convenience by the government at any time. To date, the U.S. government has not terminated a contract with the Company.

In September 2006, the Company entered into a 12 month development agreement with Visteon, a major global Tier 1 automotive supplier, to develop a commercial scanned-beam head-up display (HUD) product for automotive applications. Under the agreement, Visteon and Microvision will design and produce a series of advanced HUD samples, including devices specifically designed to be compatible with automotive environmental requirements.

In September 2006, the Company entered into an 18 month $5,945,000 contract with General Dynamics C4 Systems to supply full-color, daylight readable, see- through helmet-mounted displays as part of the U.S. Army's Mounted Warrior HMD Improvement Program. General Dynamics holds prime contracts with the U.S. Army for other Warrior programs including Land Warrior, Air Warrior and Future Force Warrior Advanced Technology Demonstration. The contract specifies the development and delivery of ten full-color display units for evaluation.

In June 2005, the Company entered into a 12 month $4,359,000 contract with General Dynamics C4 Systems to continue the development of a helmet-mounted display for the Air Warrior Block 3 system. General Dynamics is under contract with the U.S. Army's Product Manager -- Air Warrior in Huntsville, Ala., to develop and integrate the Air Warrior Block 3 system. The Microvision helmet- mounted display is being designed as a full-color, see-through, daylight and night-readable, high-resolution display.

In May 2004, Microvision entered into a 12 month $3,900,000 contract modification with the U.S. Army's Aviation Applied Technology Directorate to continue work on an advanced helmet mounted display and imaging system to be used in the Virtual Cockpit Optimization Program.

In December 2004, Microvision entered into a $6,200,000 contract with Ethicon Endo-Surgery, Inc., a subsidiary of Johnson & Johnson, to integrate Microvision's technology into certain medical products. The contract includes an exclusive license for Microvision's technology for certain human medical applications during the term of the development agreement. We delivered the prototype devices as required and completed the work under the contract in 2006.

The following table summarizes the costs incurred on the Company's revenue contracts:

                                                                      December 31,  December 31,
                                                                          2006          2005
                                                                      ------------  ------------
Costs and estimated earnings incurred on uncompleted contracts       $  4,340,500  $ 17,325,000
Billings on uncompleted contracts                                      (3,975,000)  (16,172,000)
                                                                      ------------  ------------
                                                                     $    365,500  $  1,153,000
                                                                      ============  ============
Included in accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted
 contracts                                                           $    565,500  $  1,204,000
Billings in excess of costs and estimated earnings on uncompleted
 contracts                                                               (200,000)      (51,000)
                                                                      ------------  ------------
                                                                     $    365,500  $  1,153,000
                                                                      ============  ============

4. Inventory

Inventory consists of the following:

                                                       December 31,   December 31,
                                                           2006           2005
                                                       -------------  ------------
Raw materials                                         $     146,000  $    267,000
Work in process                                                  --       141,000
Finished goods                                              897,000       351,000
                                                       -------------  ------------
                                                      $   1,043,000  $    759,000
                                                       =============  ============

The inventory at December 31, 2006 and 2005 consisted of raw materials; work in process and finished goods for Nomad and Flic. Inventory is stated at the lower of cost or market, with cost determined on a weighted average basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, Microvision reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through the normal course of business during the next twelve months. In 2006, 2005 and 2004, Microvision recorded inventory write-downs of $1,181,000, $3,732,000 and $2,084,000, respectively. The 2006 write-down of $1,181,000 includes $210,000 write-down of Nomad inventory.

During the second quarter of 2006, the Company determined that it would no longer promote the Nomad product and recorded an expense of $210,000 to reduce the value of Nomad inventory to zero. In addition, the Company recorded $100,000 as additional accelerated depreciation expense related to fixed assets used in Nomad production. Both inventory and fixed asset balances related to Nomad production are zero.

5. Accrued liabilities

Accrued liabilities consist of the following:

                                                               December 31,
                                                       ---------------------------
                                                           2006           2005
                                                       -------------  ------------
Bonuses                                               $     700,000  $  1,000,000
Payroll and payroll taxes                                   603,000       732,000
Compensated absences                                        382,000       497,000
Deferred rent credit                                        278,000        21,000
Adverse purchase commitments                                310,000            --
Professional Fees                                           406,000       558,000
Consultants                                                      --       525,000
Other                                                     1,019,000     1,180,000
                                                       -------------  ------------
                                                      $   3,698,000  $  4,513,000
                                                       =============  ============

6. Property and equipment, net

Property and equipment consists of the following:

                                                               December 31,
                                                       ---------------------------
                                                           2006           2005
                                                       -------------  ------------
Lab and production equipment                          $   2,350,000  $  2,126,000
Leasehold improvements                                    3,252,000     3,990,000
Computer hardware and software                            6,625,000     6,495,000
Office furniture and equipment                            1,444,000     1,124,000
                                                       -------------  ------------
                                                         13,671,000    13,735,000
Less: Accumulated depreciation                           (9,660,000)  (10,833,000)
                                                       -------------  ------------
                                                      $   4,011,000  $  2,902,000
                                                       =============  ============

Depreciation expense was $1,218,000, $1,602,000 and $2,406,000 in 2006, 2005 and 2004, respectively.

7. Receivables from related parties

In 2000, the Board of Directors authorized the Company to provide unsecured lines of credit to each of the Company's three senior officers. The limit of the line of credit was three times the executives' base salary less any amounts outstanding under the Executive Option Exercise Note Plan. In 2002 and 2001, the Board of Directors authorized additions totaling $700,000, to the limit for one senior officer. The lines of credit carry interest rates of 5.4% to 6.2%. The lines of credit must be repaid within one year of the senior officer's termination or within thirty days of demand by the Company in the event of a plan termination, provided that in the event of such a demand the senior officer may elect to deliver a promissory note with a one-year term in lieu of payment. At December 31, 2006 and 2005, a total of $2,723,000 was outstanding under the lines of credit.

In 2002, the Company determined that certain of its senior officers may have insufficient net worth and short-term earnings potential to repay loans outstanding under the Company's lines of credit. In 2003 and 2002, the Company recorded allowances for doubtful accounts for receivables from senior officers totaling $900,000.

In January 2006, two senior officers left the Company. Because the lines of credit are not fully secured and collection was uncertain, the Company recorded an additional allowance of $1,031,000 in December 2005. In accordance with the terms, the loans were due in January 2007. Neither of the officers has repaid their loans. One of the officers pledged 50,000 shares of Lumera common stock as collateral for the loans. Based on the December 31, 2006 closing price of $6.11, the pledged Lumera shares have a market value of approximately $306,000. The Company is pursuing collection of the outstanding balances. As a result of a review of the financial position of the former executives and the potential difficulty in collecting loans from former employees, the Company has recorded additional allowances for doubtful accounts for the receivables from senior officers of $542,000 during 2006. With this adjustment in 2006, the allowance for receivables from related parties of $2,473,000 is based on a total receivable balance of $2,723,000, less the estimated value of the collateral. No repayments have been made on the outstanding lines of credit.

The interest on the lines of credit is forgiven if the executive is an employee of the Company at December 31 of the respective year. Compensation expense of $22,000, $156,000 and $163,000 was recognized in 2006, 2005 and 2004, respectively, for interest forgiven.

8. Accounting for Lumera

Investment Securities, Available-for-Sale

In January 2006, Microvision sold 2,550,000 shares of its Lumera common stock for $10.3 million. Microvision recorded a "Gain on sale of securities of equity investment" of approximately $7.3 million. As a result of the reduction in ownership below 20% and reduced influence over Lumera management, Microvision changed to the cost basis of accounting for its investment in Lumera in accordance with FAS 115.

In October 2006, the Company sold 322,000 unpledged shares of Lumera common stock for $1.9 million. The Company recorded a "Gain on sale of securities of equity investment" of approximately $1.5 million.

As of December 31, 2006, Microvision owns 1,750,000 shares of Lumera common stock, recorded at fair market value, all of which are pledged as collateral for the convertible notes. The shares of common stock are recorded as "Current restricted investments".

The cost, net unrealized gain and estimated fair market value of the shares of Lumera common stock as of December 31, 2006, are shown below:

                                   Net     Estimated
                                Unrealized   Fair
                       Cost       Gain       Value
                     ---------  ---------  ---------
Lumera common stock $   2,074  $   8,619  $  10,693
                     =========  =========  =========

Warrant

In connection with the change in accounting from equity to cost basis in January 2006, the Company recorded $476,000 in "Other current assets" for the fair value of a warrant previously received to purchase 170,500 shares of Lumera common stock at an exercise price of $8.80 per share. On the transaction date, the warrant was valued using the Black-Scholes option pricing model with the following assumptions: expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.6%; and contractual life of 5.1 years.

At December 31, 2006, the warrant was revalued using the Black-Scholes option pricing model with the following assumptions; expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.7%; and contractual life of 4.2 years. The fair value of the warrant increased to $595,000 and the change in value of $119,000 was recorded as a non-operating gain and is included in "Gain on derivative instruments, net" in the consolidated statement of operations.

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

A reconciliation of the changes in ownership interests through Lumera's initial public offering is as follows (in thousands):

                                                  Minority Interests
                                     ---------------------------------
                                       Common     Preferred    Total     Microvision     Total
                                     -----------  ---------  ---------  -------------  ---------
Balance at December 31, 2003        $       322  $   1,525  $   1,847  $        (530) $   1,317
Issuance of preferred stock, net             --        500        500             --        500
Preferred stock reallocation                 --        413        413           (413)
Options and warrants                        342         --        342                       342
Loss allocation for 2004                            (2,438)    (2,438)        (1,286)    (3,724)
                                     -----------  ---------  ---------  -------------  ---------
Balance at July 2004                $       664  $      --  $     664  $      (2,229) $  (1,565)
                                     ===========  =========  =========  =============  =========

As a result of the Series B stock issuance, the allocations of Lumera losses changed between Microvision and other minority interests and resulted in an additional $413,000 of losses being allocated to minority interest during 2004, with a resultant change in interest loss allocated to Microvision. In July 2004, Microvision's ownership interest in Lumera was reduced to 33% as a result of Lumera completing an initial public offering of its common stock. As a result of the reduction in ownership, Microvision changed to the equity method of accounting for its investment in Lumera. Microvision recorded a non-cash change in interest gain of $14,138,000 during the third quarter of 2004 as a result of the change to the equity method. The net change in interest gain for 2004 was $13,727,000. Because of uncertainty surrounding the ultimate realizability of the gain; the gain was recorded as an increase to stockholders' equity as a component of additional paid-in capital.

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
                                                              =========

The difference between the amount at which an investment is carried at December 31, 2005 and the amount of underlying equity in net assets of Lumera is a result of equity transactions of Lumera for which Microvision does not recognize any change in interest gains or losses.

9. Long-term Notes

The following table summarizes the activity in 2006 and 2005 related to the issuance of convertible notes:

                                                                                     Embedded     Common       Loss on
                                                                                    derivative  stock and   extinguishment
                                                                Notes    Warrants    feature       APIC         of debt        Total
                                                              ---------  ---------  ----------  ----------  ---------------  ---------
March 10, 2005 issuance                                      $   5,395  $   1,650  $    2,955  $       --  $            --  $  10,000
Debt restructuring at July 25, 2005                                         2,295       1,018                       (3,313)        --
Conversion of debt to common stock at October 11, 2005          (1,398)                  (439)      1,837                          --
December 1, 2005 issuance                                        3,667      2,200       1,116       3,017                      10,000
Principal payments on notes                                       (867)                               867                          --
Discount accretion for the year ended December 31, 2005          2,546                                                          2,546
Changes in market value for the year ended December 31, 2005               (2,693)     (3,282)                                 (5,975)
                                                              ---------  ---------  ----------  ----------  ---------------  ---------
Balances at December 31, 2005                                    9,343      3,452       1,368       5,721           (3,313)
Principal payments on notes                                    (11,567)                             1,967                      (9,600)
Discount accretion for the year ended December 31, 2006          4,642                                                          4,642
Changes in market value for the year ended December 31, 2006                 (880)     (1,300)                                 (2,180)
                                                              ---------  ---------  ----------  ----------  ---------------  ---------
Balances at December 31, 2006                                $   2,418  $   2,572  $       68  $    7,688  $        (3,313)
                                                              =========  =========  ==========  ==========  ===============

March Notes

In March 2005, the Company raised $10,000,000, before issuance costs of $423,000, from the issuance of convertible March Notes ("March Notes") and warrants to purchase an aggregate of 462,000 shares of Microvision common stock. The March Notes are convertible on demand by the holders into Microvision common stock at a conversion price of $6.84 per share of Microvision common stock or Lumera common stock held by the Company at a conversion price of $5.64 per share up to a limit of 1,750,000 shares of Lumera common stock. The right to convert the March Notes into shares of Lumera common stock was removed pursuant to the amendment described below. The initial conversion price is subject to adjustment in the event Microvision issues common stock or common stock equivalents at a price per share of common stock below the conversion price of the March Notes. Due to below market issuances of Company's common stock, the conversion price of the March Notes at December 31, 2006 was $5.17 per share of common stock. In addition, upon the request of the Note holders, the Company is required to redeem the March Notes for cash upon a change of control or an event of default at a redemption price equal to 125% of the then outstanding balance of the March Notes. The Company has pledged 1,750,000 shares of its Lumera common stock as collateral for the March Notes and the December Notes described below.

The terms of the March Notes include interest at LIBOR plus 3.0% payable quarterly in cash or Microvision common stock, at the election of the Company, subject to certain conditions. However, in no case shall the interest rate be less than 6.0% or greater than 8.0%. The interest rate at December 31, 2006 was 8.0%. If the Company chooses to pay interest in Microvision common stock as opposed to cash, the price will be based on 92% of the arithmetic average of the volume weighted average prices for the 10 trading days prior to the payment date. The March Notes are payable in six equal quarterly installments beginning in December 2005. The Company can subject to certain conditions, elect to make the principal payments in common stock in lieu of cash. If the Company elects to pay principal in common stock, the Note holders can elect to receive Microvision or Lumera common stock. Payment in stock will be issued at a 10% discount to the arithmetic average of the volume weighted average prices for the 15 trading days prior to the payment date.

The Company concluded that the note holders' right to convert all or a portion of the March Notes into Microvision or Lumera common stock is an embedded derivative instrument as defined by FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). Accordingly, $2,955,000 of the cash proceeds were allocated to the embedded derivative instrument, which represents the fair value of the instrument on the date of issuance. The derivative instrument was valued using the higher of the Microvision or Lumera conversion feature. The value was determined using the Black-Scholes option pricing model with the following assumptions: expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.62%; and contractual life of nine months to two years, which corresponds to the principal repayment dates. Due to changes in Lumera and Microvision's stock price and remaining contractual life, the fair value of the embedded derivative feature decreased to $2,463,000 at July 25, 2005 the date of the deemed extinguishment described below. The decrease in the fair value of $492,000 for the period from issuance to extinguishment was recorded as a non-operating gain and included in "Gain on derivative features of note payable" in the consolidated statement of operations.

The warrants issued with the March Notes vested on the date of grant, have an exercise price of $6.84 per common share and expire in March 2010. The initial exercise price is subject to adjustment in the event Microvision issues common stock or common stock equivalents at a price per share of common stock below the exercise price of the warrant. Due to below market issuances of the Company's common stock the exercise price of the warrants issued with the March Notes was $5.85 as of December 31, 2006. The warrants met the definition of a derivative instrument that must be accounted for as a liability under the provisions of Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," because the Company cannot engage in certain corporate transactions affecting the common stock unless it makes a cash payment to the holders of the warrants. Accordingly, $1,651,000 of the cash proceeds were allocated to the warrants, which represents the fair value of the warrants on the date of issuance and the amount was recorded as a current liability. Subsequent changes in the fair value of the warrants will be recorded in the statement of operations each period. The warrants were initially valued using the Black-Scholes option pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rate of 4.62%; and contractual life of five years. The remaining gross proceeds of $5,394,000 were allocated to the Notes.

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

The Company has concluded that the amendment of the Notes met the criteria of a debt extinguishment. The Company recorded a charge of $3,313,000 for the change in the fair value of the debt and related consideration between the original and the amended March Notes. The change in the value was measured as the value of the additional warrants that were issued to the note holders and the change in the price at which the debt could be converted to Microvision common stock. The additional warrants were valued using the Black-Scholes option pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rate of 3.66%; and contractual life of three years. The additional warrants were initially valued at $2,295,000. The change in the conversion feature was valued using the Black- Scholes option pricing model with the following assumptions: expected volatility of 75%; expected dividend yield of 0%; risk free interest rates ranging from 3.25% to 3.58% and contractual life equal to the length of the option. The change in the conversion price was valued at $1,018,000.

The amended conversion feature continued to meet the definition of a derivative under FAS 133 and accordingly has been recorded at fair value and included within long-term liabilities. The carrying amount of the derivative is adjusted to fair value at each balance sheet date. The adjustments for the year ended December 31, 2006 and the period from July 25, 2005 to December 31, 2005 were $323,000 and $2,712,000, respectively. The adjustments were recorded in "Gain on derivative instrument instruments, net" in the statement of operations.

In October 2005, the note holder converted $1.8 million of the March Notes to 310,000 shares of common stock. The value of the embedded derivative feature associated with the converted shares of $439,000 was recorded to additional paid in capital.

The combined liability for both the initial warrant and the additional warrant was valued at $883,000 and $1,273,000 at December 31, 2006 and 2005, respectively. The combined adjustments in value were $390,000 and $2,672,000 for the years ended December 31, 2006 and 2005, respectively. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: expected volatilities of 67% and 58% to 65%; expected dividend yields of 0%; risk free interest rates ranging from 4.74% to 4.90% and 4.36% to 4.39%; and contractual lives ranging from 1.6 to 3.2 years and 2.6 to 4.2 years at December 31, 2006 and 2005, respectively. At December 31, 2006, total principal payments of $1,367,000 remain under the March Notes.

December Notes

In December 2005, the Company raised $10,000,000, before issuance costs of $134,000, from the issuance of notes ("December Notes"), 838,000 shares of common stock and warrants to purchase an aggregate of 1,089,000 shares of Microvision common stock. The December Notes are convertible on demand by the holders into Microvision common stock at a conversion price of $3.94 per share. The note holders may convert all or a portion of their December Notes. In addition, upon the request of the note holders, the Company is required to redeem the notes for cash upon a change of control or an event of default at a redemption price equal to 125% of the then outstanding balance of the December Notes. The Company has pledged 1,750,000 shares of its Lumera common stock as collateral for the December Notes and the notes issued as of March 2005 ("March Notes") described below. Those shares have been classified as a "Current restricted investments" on the Company's consolidated balance sheet.

The terms of the December Notes include interest at LIBOR plus 3.0%, provided that the interest rate shall not be less than 6% or greater than 8% payable quarterly in cash or Microvision common stock if the stock price is greater than $4.06 per share, at the election of the Company, subject to certain additional conditions. The interest rate at December 31, 2006 was 8.0%. Under certain circumstances the interest rates increases to LIBOR plus 6% but not less than 12% or greater than 15%. If the Company chooses to pay interest in Microvision common stock as opposed to cash, the price will be based on 90% of the arithmetic average of the volume weighted average prices for the 20 trading days prior to the payment date. The December Notes are payable in five equal quarterly installments beginning in March 2006. The Company can elect to make the principal payments in common stock in lieu of cash if the stock price is greater than $4.06 per share, subject to certain other conditions. If the Company elects to pay principal in stock the stock will be issued at a 10% discount to the arithmetic average of the volume weighted average prices for the 15 trading days prior to the payment date.

The Company concluded that the note holders' right to convert all or a portion of the December Notes into Microvision common stock is an embedded derivative instrument as defined by FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). Accordingly, $1.1 million of the cash proceeds were allocated to the embedded derivative instrument, which represents the fair value of the instrument on the date of issuance. The value was determined using the Black-Scholes option pricing model with the following assumptions: expected volatility of 58%; expected dividend yield of 0%; risk free interest rates ranging from 4.01%to 4.39%; and contractual life of four to sixteen months, which corresponds to the principal repayment dates. Due to changes in Microvision's stock price and remaining contractual life, the fair value of the embedded derivative feature decreased to $60,000 at December 31, 2006. The change in value of $978,000 was recorded as a non-operating gain and included in "Gain on derivative features of note payable" in the consolidated statement of operations. At December 31, 2006 total principal payments of $1.4 million remain under the December Notes.

The warrants issued with the December Notes vested on the date of grant, have an exercise price of $3.94 per share of common stock share and expire in December 2010. The warrants met the definition of a derivative instrument that must be accounted for as a liability under the provisions of Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because the Company cannot engage in certain corporate transactions affecting the common stock unless it makes a cash payment to the holders of the warrants. Accordingly, $2.2 million of the cash proceeds were allocated to the warrants, which represents the fair value of the warrants on the date of issuance and the amount was recorded as a current liability. Subsequent changes in the fair value of the warrants will be recorded in the statement of operations each period. The warrants were initially valued using the Black-Scholes option pricing model with the following assumptions: expected volatility of 65%; expected dividend yield of 0%; risk free interest rate of 4.35%; and contractual life of five years.

The liability for the warrants was valued at $1,689,000 and $2,179,000 at December 31, 2006 and 2005, respectively. The adjustments in value were $490,000 and $21,000 during the years ended December 31, 2006 and 2005, respectively. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: expected volatilities of 67% and 65%; expected dividend yields of 0%; risk free interest rates of 4.72% and 4.35%; and contractual lives of 3.9 and 4.9 years at December 31, 2006 and 2005, respectively.

The Microvision common stock was valued at the closing price on the date of closing of $3.60 per share. Aggregate proceeds of $3.0 million were allocated to the common stock. The remaining gross proceeds of $3.7 million were allocated to the notes. At December 31, 2006, total principal payments of $1,400,000 remain under the December Notes.

10. Convertible Preferred Stock

In September 2004, Microvision raised $10,000,000 before issuance costs of $90,000 from the sale of 10,000 shares of convertible preferred stock and a warrant to purchase 362,000 shares of common stock. The preferred stock was convertible on demand by the holder into common stock at a conversion price of $6.91 per share of common stock. The initial conversion price was subject to adjustment in the event Microvision issues common stock or derivative securities at a price per share of common stock below the market price or the conversion price of the preferred stock. Due to below market issuances of Company's common stock the conversion price of the Preferred Stock as of December 31, 2005 was $6.36 per share of common stock. In addition, upon the request of the preferred stockholder, Microvision was required to redeem the preferred stock for cash in certain circumstances, including in the event of a material breach of representations, warranties or covenants under the purchase agreement or a change in control. Accordingly, Microvision has classified the preferred stock as "mandatorily redeemable convertible preferred stock" in its consolidated balance sheet.

The preferred stock terms include a dividend of 3.5% per annum, payable quarterly in cash or registered common stock, at the election of the Company, subject to certain conditions. The preferred stock matures on September 10, 2007, at which time it is payable in cash or registered common stock, at the election of the Company, subject to certain conditions. Some of the conditions which would preclude the Company from paying in common stock are not within the Company's immediate control. The Company can elect to convert the preferred stock into common stock if the stock price exceeds $12.09 per share, subject to certain conditions. The warrant was vested on the date of grant, has an exercise price of $8.16 per share and expires on September 10, 2009. The initial exercise price is subject to adjustment in the event Microvision issues common stock or derivative securities at a price per share of common stock below the market price or the exercise price of the warrant. Due to below market issuances of Company's common stock the exercise price of the warrants issued with the Preferred Stock was $4.02 as of December 31, 2006.

The net cash proceeds of $9,910,000 were allocated to the preferred stock and the warrant based on the relative fair values of the securities. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: expected volatility of 75%, risk free interest rate of 3.4%, and contractual life of five years. Proceeds of $1.3 million were allocated to the warrant and were recorded as an increase to additional paid-in capital.

Subsequent to the relative fair value allocation, the effective conversion price of the convertible preferred stock was less than the closing price of Microvision's common stock on the date of commitment to purchase the preferred stock resulting in the recognition of a beneficial conversion feature in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." This beneficial conversion feature was measured as $1,181,000 which represents the difference between the fair value of the common stock and the effective conversion price. This beneficial conversion feature was recorded to additional paid-in capital and will be recorded as a deemed dividend to preferred stockholders (accretion) over the stated life of the preferred stock which is three years. During 2006 and 2005, the Company recorded $59,000 and $280,000, respectively, in dividends on the preferred stock and $66,000 and $303,000, respectively, in accretion of the beneficial conversion feature of the preferred stock.

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

On May 3, 2006, the Company entered into an agreement ("Conversion Agreement") with the holders of its Series A Convertible Preferred Stock to convert 5,000 shares of Preferred Stock. As consideration for the conversion, the Company issued a total of 1,353,000 shares of its common stock, $.001 par value, of which 565,000 shares were issued as an inducement to convert ("Incentive Shares"). In connection with the conversion, the Company entered into a Registration Rights Agreement with respect to the Incentive Shares. Under the conversion agreement, the Company agreed to pay the difference, only if positive, of $3.62 minus the 45 day trailing volume weighted average price as of the 45th trading day after the effective date of the required registration statement with respect to any of the Incentive Shares that were sold by the holder during the 45 day period or that were held in an economically neutral position as of the end of the 45 day period.

The Company determined that the price protection feature of the incentive shares included an embedded derivative feature as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The value of the derivative feature at the conversion was estimated to be $401,000 using the Black-Scholes option pricing model with the following assumptions: expected volatility of 65%; expected dividend yield of 0%; risk free interest rate of 4.9%; and contractual life of 0.3 years. The Company recorded the initial value of the embedded derivative feature as a non-operating expense included in "Inducement for conversion of preferred stock." In August 2006, the Company determined the final value of the price protection feature and paid the liability of $1,074,000. The changes in the estimated fair value of the derivative feature of $673,000 for the year ended December 31, 2006 have been included as a non-operating expense in "Gain on derivative instruments, net."

11. Common Stock

In November 2006, the Company raised $7.9 million, before issuance costs of $779,000, through an underwritten public offering of 3,318,000 shares of our common stock.

In June and July 2006, the Company raised an aggregate of $27.1 million, before issuance costs of $2.2 million, through an underwritten public offering of 11.6 million shares of our common stock and warrants to purchase 12.4 million shares of our common stock. The warrants have an exercise price of $2.65 per share, a five year term, and are not exercisable for one year from the date of issuance. The warrants are callable after one year from the date of issuance if the average closing bid price of our stock is over $5.30 for any 20 consecutive trading days. In connection with the offering, the Company issued the underwriter a warrant to purchase 537,500 shares of Microvision common stock at an exercise price of $2.76 per share. The Company also issued the underwriter a warrant to acquire 537,500 warrants, identical to those sold in the offering, at an exercise price of $0.16 per warrant. Both warrants will be exercisable for a period of 4 years beginning on the first anniversary of the date of issuance.

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

12. Warrants

The following summarizes activity with respect to Microvision common stock warrants during the three years ended December 31, 2006:

                                           Warrants to   Weighted-
                                             purchase     average
                                              common     excercise
                                              Shares       price
                                           ------------  ---------
Outstanding at December 31, 2003             1,574,000  $   13.76
Granted:
Exercise price greater than intrinsic value    362,000       8.16
Exercised                                      (22,000)      6.50
Canceled/expired                              (196,000)     18.41
                                           ------------
Outstanding at December 31, 2004             1,718,000      13.76
Granted:
Exercise price greater than intrinsic value  2,602,000       5.59
Exercise price equal to intrinsic value          7,000       5.32
Exercised                                           --         --
Canceled/expired                              (207,000)     25.14
                                           ------------
Outstanding at December 31, 2005             4,120,000       6.99
Granted:
Exercise price greater than intrinsic value 12,900,000       2.66
Exercise price equal to intrinsic value        537,000       2.81
Exercised                                           --         --
Canceled/expired                                    --         --
                                           ------------
Outstanding at December 31, 2006            17,557,000  $    3.50
                                           ============
Exercisable at December 31, 2006             4,120,000  $    6.57
                                           ============

The following table summarizes information about the weighted-average fair value of Microvision common stock warrants granted:

                                                                          Year Ended December 31,
                                                             -------------------------------------
                                                                2006         2005         2004
                                                             -----------  -----------  -----------
Exercise price greater than fair value                      $      1.81  $      2.74  $      4.07
Exercise price equal to fair value                                   --         3.24           --
Exercise price less than fair value                                2.00           --           --

The following table summarizes information about Microvision common stock warrants outstanding and exercisable at December 31, 2006:

                                      Warrants outstanding               Warrants exercisable
                                     ---------------------------------  ------------------------
                                       Number     Weighted
                                     outstanding   average   Weighted      Number      Weighted
                                         at       remaining   average   exercisable at  average
                                     December 31, contractualexcercise  December 31,   excercise
Range of exercise prices                2006        life       price        2006         price
-----------------------------------  -----------  ---------  ---------  -------------  ---------
                                                (years)
$2.65                                12,362,000       5.08  $    2.65             --         --
$2.76-$2.81                           1,075,000       4.43       2.89             --         --
$3.87-$3.94                           1,390,000       3.83       3.93      1,390,000       3.93
$4.02-$5.32                             603,000       1.87       4.34        603,000       4.34
$6.14-$6.56                           1,857,000       1.79       6.27      1,857,000       6.27
$7.50-$34.00                            270,000       2.86      27.30        270,000      27.30
                                     -----------                        -------------
$2.65-$34.00                         17,557,000                            4,120,000
                                     ===========                        =============

The fair value of the Microvision common stock warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006, 2005 and 2004, respectively: dividend yield of zero percent for all years; expected volatility of 65%, 70% and 75%; risk-free interest rates of 5.0%, 4.2%, and 3.4% and expected lives of 5, 4 and 5 years, respectively.

13. Share-Based Compensation

Stock Option Exchange

Subject to the terms of its tender offer filed in April 2006, on May 17, 2006, the Company exchanged 2.2 million existing options for 2.2 million new options affecting 105 employees. The new options have an exercise price of $2.77. The new options vested 25% on the grant date and will vest 25% on each subsequent annual anniversary. The tender offer did not result in the acceleration of vesting of any options. The new options have the same expiration dates as the options exchanged. The Company also adjusted the exercise price of 386,000 options not subject to the tender offer to $2.77 on the same date affecting 19 employees.

The tender offer was accounted for in accordance with FAS 123(R). The Company will recognize the $496,000 incremental fair value of the modified options over the value of the options prior to modification, as determined on the modification date, as additional non-cash compensation. The incremental expense is recognized ratably over the vesting periods of the options, 25% on the grant date with the remaining 75% straight-line over the remaining vesting period. The incremental fair value of the modified options was estimated using the Black-Scholes option pricing model with the following assumptions.

                                                                      Pre-         Post-
                                                                  modification  modification
                                                                   -----------  -----------
Weighted average:
   Exercise price                                                 $      8.84  $      2.77
   Volatility                                                              73%          65%
   Expected term (years)                                                  6.9          4.2
   Risk free rate                                                         5.0%         5.0%
   Pre-vest forfeiture rate                                               5.0%         5.0%

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

If compensation expense for employee and director options had been determined using the fair values at the grant dates consistent with the methodology prescribed under FAS 123 in 2005 and 2004, the Company's consolidated net loss available to common shareholders and associated net loss per share would have increased to the pro forma amounts shown below (in thousands):

                                                                     Year Ended December 31,
                                                                     ----------------------
                                                                        2005        2004
                                                                     ----------  ----------
Net loss available for common shareholders, as reported             $  (30,284) $  (33,543)
Add: Stock-based employee compensation expense included in net loss
   available for common shareholders, as reported                           94         339
Deduct: Total stock-based employee compensation expense determined
   under fair value based method for all awards                         (1,931)     (5,886)
                                                                     ----------  ----------
Net loss available for common shareholders, pro forma               $  (32,121) $  (39,090)
                                                                     ==========  ==========
Net loss per share as reported                                      $    (1.35) $    (1.56)
                                                                     ==========  ==========
  Basic and diluted pro forma                                       $    (1.43) $    (1.82)
                                                                     ==========  ==========

Adoption of FAS 123(R)

The Company adopted Statement of Financial Accounting Standards No. 123, as revised December 2004 ("FAS 123(R)") effective January 1, 2006. FAS 123(R) requires all employee share-based awards granted after the effective date to be valued at fair value, and to be expensed over the applicable vesting period. In addition, companies must begin recognizing compensation expense related to any awards that are not fully vested as of the adoption date. Compensation expense for such unvested employee awards will be measured based on the fair value of the awards as previously calculated and inter-period attribution method used in developing the pro forma disclosures in accordance with the provisions of FAS 123. The valuation of and accounting for share-based awards include a number of complex and subjective estimates. These estimates include, but are not limited to, the future volatility of our stock price, future employee stock option exercise behaviors and future employee terminations.

The Company adopted the Modified Prospective Application ("MPA") method to account for the transition from Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees ("APB 25") and FAS 123 to FAS 123(R). As prescribed by MPA, the Company will not restate prior period financial statements. Under guidance contained in APB 25 and FAS 123, the Company had accounted for award forfeitures as they occur. Under FAS 123(R), the Company estimates the forfeiture rate on the grant date and adjusts the estimate through the vesting date. The Company has made a policy decision to change its share-based compensation expense attribution method for grants made on or after the adoption date to use the straight-line method. The accelerated expense attribution method under Financial Accounting Standards Board Interpretation No. 28 ("FIN 28") will continue to be applied for outstanding grants not vested as of the FAS 123(R) adoption date. Upon adopting FAS 123(R), the Company reversed $85,000 of unamortized deferred compensation as of December 31, 2005 against common stock additional paid in capital.

As a result of adopting FAS 123(R), the Company's net loss for the year ended December 31, 2006 was $1.8 million greater than had it continued to account for share-based employee compensation under APB 25. In addition, basic and diluted net loss per share was greater by $0.05 per share.

The share-based employee compensation cost charged against income was as shown below (in thousands):

                                                                       Year Ended December 31,
                                                                   ------------------------------------
                                                                      2006         2005         2004
                                                                   -----------  -----------  ----------
Share-based employee compensation cost charged against income     $     1,825  $        94  $      339
                                                                   ===========  ===========  ==========

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

The Independent Director Stock Option Plan ("Director Option Plan") has 900,000 shares authorized and permits granting NSOs to independent directors of the Company. In June 2005, shareholders approved an amendment to the Director Option Plan, increasing the number of shares reserved for the plan by 400,000 to 900,000 shares. Under the Director Option Plan, upon initial election or appointment to the Board of Directors, Directors receive a fully vested option to purchase 15,000 shares of common stock and a second option to purchase 15,000 shares of common stock. Upon reelection to the Board, Directors receive a subsequent option to purchase 15,000 shares of common stock. The second initial option grant and any reelection grant vests the earlier of one year from date of grant or the day before the next regularly scheduled annual shareholder meeting. Grants awarded under the Director Option Plan generally, have the following terms: exercise price equal to the Company's closing stock price on the date of grant; expiration 10 years from the date of grant, and vested grants remain exercisable until their expiration dates if a director leaves the Board.

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

The Company follows the guidance provided by Staff Accounting Bulletin No. 107 ("SAB 107") for estimating "plain vanilla" option lives. For "non plain vanilla" options, the Company uses historical lives, including post-termination exercise behavior, publications, comparable company estimates, and other factors as the basis for estimating expected lives.

Risk free rates are based on the U.S. Treasury Yield Curve as published by the U.S. Treasury.

The following table summarizes the weighted-average valuation assumptions and weighted-average grant date fair value of options granted, excluding grants issued under the Company's tender offer which require an incremental valuation methodology and are disclosed above, during the periods shown below:

                                                                       Year Ended December 31,
                                                                   ------------------------------------
                                                                      2006         2005         2004
                                                                   -----------  -----------  ----------
Assumptions (weighted average)
Volatility                                                                 72%          70%         76%
Expected term (in years)                                                  6.1          5.1         3.0
Risk-free rate                                                            5.0%         4.0%        3.0%
Expected dividends                                                         --           --          --
Pre-vest forfeiture rate                                                  5.0%       n/a          n/a
Grant date fair value of options granted                          $      2.26  $      3.44  $     3.45

Options Activity and Positions

The following table summarizes activity and positions with respect to options for the year ended December 31, 2006:

                                                                                              Weighted
                                                                                              Average
                                                                                 Weighted    Remaining
                                                                                  Average    Contractual Aggregate
                                                                                 Exercise       Term     Intrinsic
Options                                                              Shares        Price      (years)      Value
-----------------------------------------------------------------  -----------  -----------  ----------  ----------
Outstanding at December 31, 2003                                    4,721,000  $     12.43
Granted                                                               754,000         7.14
Exercised                                                             (38,000)        6.25
Forfeited or expired                                                 (319,000)       12.03
                                                                   -----------
Outstanding as of December 31, 2004                                 5,118,000        11.72         7.6  $  683,000
Granted                                                               574,000         5.33
Exercised                                                              (5,000)        4.03
Forfeited or expired                                                 (367,000)       10.99
                                                                   -----------
Outstanding at December 31, 2005                                    5,320,000        11.09         6.8  $    3,000
Granted  *                                                          4,280,000         2.99
Exercised                                                             (16,000)        2.77
Forfeited or expired  *                                            (3,873,000)        9.62
                                                                   -----------
Outstanding as of December 31, 2006                                 5,711,000  $      6.04         6.9  $1,384,000
                                                                   ===========  ===========  ==========  ==========

Vested and expected to vest as of December 31, 2006                 5,381,000  $      6.22         6.8  $1,287,000
                                                                   ===========  ===========  ==========  ==========

Exercisable as of December 31, 2006                                 2,563,000  $      9.69         6.0  $  361,000
                                                                   ===========  ===========  ==========  ==========

* Includes 2.2 million shares exchanged pursuant to stock option exchange disclosed above

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 were $5,000, $9,000 and $117,000, respectively.

As of December 31, 2006, the Company's unamortized share-based compensation was $3.4 million. The Company plans to amortize this share-based compensation cost over the next 2.1 years.

During 2006, the Board of Directors approved the immediate vesting of options to purchase 45,000 shares that had been issued to three independent directors. The directors subsequently resigned from the Board of Directors. The Company determined that the accelerated vesting was a modification of an award with a service vesting condition. The total fair value of each modified option was measured as the value of the original grant plus the value of the modified grant on its modification date. On the modification date, the total value of the modified awards was estimated to be $91,000, of which $84,000 was previously amortized, and the remaining value of $7,000 was immediately expensed as compensation cost.

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

Future minimum rental commitments under capital and operating leases for years ending December 31 are as follows:

                                                     Capital       Operating
                                                     leases         leases
                                                  -------------  -------------
2007                                             $      60,000  $     812,000
2008                                                    55,000        838,000
2009                                                    49,000        839,000
2010                                                    40,000        868,000
2011                                                     8,000        901,000
Thereafter                                                  --      1,499,000
                                                  -------------  -------------
Total minimum lease payments                           212,000  $   5,757,000
                                                                 =============
Less: Amount representing interest                     (34,000)
                                                  -------------
Present value of capital lease obligations             178,000
Less: Current portion                                  (45,000)
                                                  -------------
Long-term obligation at December 31, 2006        $     133,000
                                                  =============

The capital leases are collateralized by the related assets financed and by security deposits held by the lessors under the lease agreements. The cost and accumulated depreciation of equipment under capital leases was $1,017,000, and $837,000, respectively, at December 31, 2006 and $1,309,000 and $1,140,000, respectively, at December 31, 2005.

Net rent expense was $1,082,000, $1,435,000, and $1,689,000 for 2006, 2005 and 2004, respectively. Sub-lease income of $125,000, $575,000 and $363,000 for 2006, 2005, and 2004 respectively was included as a reduction in rent expense.

Long-term debt

During 2006, the Company entered into a loan agreement with the lessor of the Company's corporate headquarters in Redmond to finance $536,000 in tenant improvements. The loan carries a fixed interest rate of 9% per annum, is repayable over the initial term of the lease, which expires in 2013, and is secured by a letter of credit. The balance of the loan was $516,000 at December 31, 2006

Adverse purchase commitments

The Company has periodically entered into noncancelable purchase contracts in order to ensure the availability of materials to support Flic production. Management periodically assesses the need to provide for impairment on these purchase contracts and records a loss on purchase commitments when required. In December 2006, the Company recorded a loss of $310,000 to cost of product revenue as a result of commitments to purchase materials for the Flic scanner that are in excess of our estimated future proceeds from the sale of the Flic scanners.

15. Income taxes

A provision for income taxes has not been recorded for 2006, 2005 and 2004 due to the valuation allowances placed against the net operating losses and deferred tax assets arising during such periods. A valuation allowance has been recorded for all deferred tax assets because based on the Company's history of losses since inception, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets.

At December 31, 2006, Microvision has net operating loss carry forwards of approximately $198.0 million, for federal income tax reporting purposes. In addition, Microvision has research and development tax credits of $2.9 million. The net operating loss carry forwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2008 to 2025 if not previously utilized. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carry-forwards. The Company has determined that such a change occurred during 1995 and the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $761,000. An additional change occurred in 1996; and the limitation for losses generated in 1996 is approximately $1,600,000.

Deferred tax assets are summarized as follows:

                                                          December 31,
                                                  ----------------------------
                                                      2006           2005
                                                  -------------  -------------
Net operating loss carry forwards Microvision    $  67,335,000  $  65,006,000
R&D credit carry forwards Microvision                2,894,000      2,559,000
Other                                                9,266,000      3,463,000
                                                  -------------  -------------
                                                    79,495,000     71,028,000
Less: Valuation allowance                          (79,495,000)   (71,028,000)
                                                  -------------  -------------
Deferred tax assets                              $          --  $          --
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

In February 2000, the Board of Directors approved a plan amendment to match 50% of employee contributions to the Plan up to 6% of the employee's per pay period compensation, starting on April 1, 2000. During 2006, 2005 and 2004, the Company contributed $308,000, $321,000 and $337,000, respectively, to the Plan under the matching program.

17. Segment Information

Prior to Lumera's initial public offering in July 2004, the Company was organized into two segments - Microvision, which is engaged in light scanning and related technologies, and Lumera, which is engaged in optical systems components technology. The segments were determined based on how management views and evaluates the Company's operations.

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

At January 31, 2006 and December 31 2005, Lumera was a significant unconsolidated equity investment of Microvision. For the one month period ended January 31, 2006, Lumera revenue was $168,000, gross profit was $82,000, loss from operations was $1,109,000 and net loss was $1,040,000. For 2005, Lumera revenue was $1,509,000, gross profit was $587,000, loss from operations was $11,108,000 and net loss was $10,453,000. For the period that Lumera was an unconsolidated investment in 2004 (July 2004 through December 31, 2004) Lumera revenue was $303,000, gross profit was $85,000, loss from operations was $5,205,000 and net loss was $5,199,000. At December 31, 2005, Lumera had current assets of $22,384,000, non-current assets of $1,322,000, current liabilities of $1,552,000 and shareholders' equity of $22,154,000. The following table reflects the results of the Company's reportable segments under the Company's management system (in thousands).

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

18. Quarterly Financial Information (Unaudited)

The following table presents the Company's unaudited quarterly financial information for the years ending December 31, 2006 and 2005:

                                                       Year Ended December 31, 2006
                                        ----------------------------------------------------------
                                        December 31,   September 30,    June 30,       March 31,
                                        -------------  -------------  -------------  -------------
Revenue                                $   1,842,000  $     823,000  $   1,906,000  $   2,472,000
Gross Margin                                (181,000)      (195,000)      (774,000)        27,000
Net loss available for common shareholde  (8,681,000)    (7,692,000)   (11,215,000)       331,000
Net loss per share basic and diluted           (0.21)         (0.20)         (0.38)          0.01

                                                       Year Ended December 31, 2005
                                        ----------------------------------------------------------
                                        December 31,   September 30,    June 30,       March 31,
                                        -------------  -------------  -------------  -------------
Revenue                                $   2,709,000  $   3,330,000  $   4,725,000  $   3,982,000
Gross Margin                              (1,756,000)      (434,000)       840,000      1,004,000
Net loss available for common shareholde  (5,566,000)   (12,571,000)    (4,968,000)    (7,179,000)
Net loss per share basic and diluted           (0.23)         (0.56)         (0.23)         (0.33)

During 2006 and 2005, the Company recorded inventory write-offs and adverse purchase commitments of $1,491,000 and $3,732,000, respectively, of which $900,000 and $1,297,000 were during the quarters ended December 31, 2006 and 2005, respectively.

19. Subsequent Event

At a special meeting of shareholders of Microvision, Inc. on January 18, 2007, shareholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 73.0 million shares to 125.0 million shares. The newly authorized shares or common stock have the same rights as the previously authorized shares, including the right to cast one vote per share of common stock.

MICROVISION, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

                                                                             Additions
                                                                       ------------------------
                                                          Balance at   Charges to   Charges to                  Balance at
                                                         beginning of   costs and      other                      end of
                      Description                        fiscal period  expenses     accounts     Deductions   fiscal period
-------------------------------------------------------  ------------  -----------  -----------  ------------  -------------
    Year Ended December 31, 2004
        Allowance for receivables from related parties  $        900  $        --  $        --  $         --  $         900
        Tax valuation allowance                               63,513           --       11,015       (10,556)        63,972

    Year Ended December 31, 2005
        Allowance for receivables from related parties           900        1,031           --            --          1,931
        Tax valuation allowance                               63,972           --        7,056            --         71,028

    Year Ended December 31, 2006
        Allowance for receivables from related parties         1,931          542           --            --          2,473
        Tax valuation allowance                               71,028           --        8,467            --         79,495

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants in accounting or financial disclosure matters during the Company's fiscal years ended December 31, 2006 and 2005.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer("CEO") and Chief Financial Officer ("CFO") evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), prior to the filing of this Form 10-K. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were, in design and operation, effective.

(b) Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal controls over financial reporting. There have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2006 which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

In accordance with Instruction G(3) of Form 10-K, the information required by this item is incorporated herein by reference to the Proxy Statement, except for the information regarding the executive officers of the Company. Information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant." The Proxy Statement will be filed prior to the Company's annual shareholders' meeting scheduled to be held on June 13, 2007.

ITEM 11. EXECUTIVE COMPENSATION.

In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement (see Item 10 above).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information as of December 31, 2006 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table:

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
Plan Category                                                    (a)                   (b)                      (c)
-------------------------------------------------------  --------------------  --------------------  -------------------------
Equity compensation plans approved by shareholders                 5,710,000  $               6.04                  2,387,000
Equity compensation plans not approved by shareholders               278,000                 26.71                         --
                                                         --------------------                        -------------------------
    Total                                                          5,988,000  $               7.00                  2,387,000
                                                         ====================                        =========================

In August 2000, the Company issued two non-plan warrants to purchase an aggregate of 200,000 shares of Microvision common stock to two consultants in connection with entering into certain consulting agreements with the Company. Subsequently, one of the consultants was elected to the Board of Directors by shareholders. The warrants were fully outstanding as of December 31, 2006. The warrants have an exercise price of $34.00 per share and are exercisable prior to their expiration in August 2010. As of the date of grant, all but 25,000 of the underlying shares of common stock issuable to each consultant upon exercise of the warrants were subject to lock-up restrictions that prevent the holder from transferring such shares. The number of shares subject to the lock-up restrictions is reduced by 25,000 for each consultant on each June 7 subsequent to the grant date. Rather than issue shares of common stock upon exercise of the warrants, the Company may elect to redeem the warrants if, in the opinion of the Board of Directors upon advice of counsel, it would be unlawful to issue the underlying securities. The warrants are transferable upon prior written approval of the Company. The Company cannot unreasonably withhold such approval with respect to transfers of warrants to purchase at least 10,000 shares that are not subject to the lock-up restrictions. If the Company terminates the consulting agreement due to the consultant's failure to provide consulting services during the first three years of the agreement, the consultant must return to the Company a pro-rata portion of the 75,000 warrants initially subject to the lock-up restrictions based on the number of calendar days remaining in the initial three year period. The number, class and price of securities for which the warrants may be exercised are subject to adjustment for certain changes in the Company's capital structure. The number of securities and exercise price per share will be proportionately adjusted if outstanding shares of the Company's common stock are divided into a greater number of shares or combined into a smaller number of shares, or a stock dividend is paid on the common stock. In the event of a change in the common stock from a merger, consolidation, reclassification, reorganization, partial or complete liquidation, or other change in the capital structure of the Company, the Company will, as a condition of the change in capital structure, make provision for the warrant holder to receive upon the exercise of the warrants the kind and amount of shares of stock, other securities or property to which the holder would have been entitled if, immediately prior to the change in capital structure, the warrant holder had held the number of shares of common stock obtainable upon the exercise of the warrants, and the exercise price will be proportionately adjusted.

The Company has two warrants outstanding to purchase an aggregate of 70,000 shares of Microvision common stock that were issued in September 2003 to a third party for services. The first warrant for 60,000 shares has an exercise price of $7.50 per share and vests in three equal traunches. The first traunche vested on the issue date, and the second and third traunches vested three and six months following the issue date, respectively. The second warrant for 10,000 shares has an exercise price of $12.00 per share and vested six months after the issue date. Vested warrants are exercisable prior to their expiration in September 2007. The warrant holder may transfer any portion or all of the warrant shares by delivering the original warrant certificate and a form of assignment to the Company. The number and price of securities for which the warrant may be exercised are subject to adjustment for certain changes in the Company's capital structure. Where the outstanding shares of common stock are divided into a greater number of shares, combined into a smaller number of shares, or a stock dividend is paid on the common stock, the exercise price per share shall be proportionately adjusted by the ratio of common shares outstanding immediately before and after the transaction. In the event of a change in the common stock from a merger, consolidation, reclassification, tender offer or exchange offer, or partial or complete liquidation, the holder will be entitled to receive, upon the exercise of the warrants, the same amount and kind of securities, cash or property to which the holder would have been entitled if, immediately prior to the change in capital structure, the warrant holder had held the number of shares of common stock obtainable upon the exercise of warrants.

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

In accordance with Instruction G(3) of Form 10K, the other information required by this Item is incorporated herein by reference to the Proxy Statement (see Item 10 above).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In accordance with Instruction G(3) of Form 10-K, the information requred by this Item is incorporated herein by reference to the Proxy Statement (see Item 10 above).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement (see Item 10 above).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of the report:

Financial Statements

Balance Sheets as of December 31, 2006 and 2005

Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Mandatory Redeemable Convertible Preferred Stock and Shareholders' Equity (Deficit) for the years ended December 31, 2006, 2005 and 2004

Statements of Comprehensive Loss for the years ended December 31, 2006, 2005 and 2004

Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Valuation and Qualified Accounts and Reserves for the years ended December 31, 2006, 2005 and 2004

(b) Exhibits

3.1	Certificate of Incorporation of Microvision, Inc., as amended.
3.2	Bylaws of Microvision, Inc. (2)
4.1	Form of Specimen Stock Certificate for Common Stock.(2)
4.2	Form of Warrant issued on July 22, 2002.(7)
4.3	Form of Warrant Agreement dated March 5, 2003.(6)
4.4	Registration Rights Agreement dated as of September 9, 2004 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (10)
4.5	Warrant No. 76 to Purchase Common Stock of Microvision, Inc. issued September 10, 2004 to Satellite Strategic Finance Associates, LLC. (10)
4.6

Registration Rights Agreement executed in connection with the Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (11)

4.7	Form of Warrant issued under the Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (11)
4.8

Form of Amended and Restated Note issued as of March 11, 2005 under the Master Amendment Agreement dated July 25, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto.(14)

4.9

Form of Warrant issued as of July 25, 2005 under the Master Amendment Agreement dated as of July 25, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (14)

4.10	Registration Rights Agreement dated as of August 8, 2005 by and between Microvision, Inc., Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd. (16)
4.11	Warrant No. 86 to Purchase Common Stock of Microvision, Inc. issued August 9, 2005 to Satellite Strategic Finance Partners, Ltd. (16)
4.12	Warrant No. 87 to Purchase Common Stock of Microvision, Inc. issued August 9, 2005 to Satellite Strategic Finance Associates, LLC. (16)
4.13	Registration Rights Agreement dated as of August 31, 2005 by and between Microvision, Inc. and Omicron Master Trust. (17)
4.14	Warrant No. 88 to Purchase Common Stock of Microvision, Inc. issued August 31, 2005 to Omicron Master Trust (17)
4.15

Registration Rights Agreement executed in connection with the Securities Purchase Agreement dated as of November 30, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (19)

4.16

Form of Note issued as of December 1, 2005 under the Securities and Purchase Agreement dated as of November 30, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto.(18)

4.17	Form of Warrant issued under the Securities Purchase Agreement dated as of November 30, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (18)
4.18

Form of Amended and Restated Pledge and Security Agreement executed in connection with the Securities Purchase Agreement dated as of November 30, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (18)

4.19	Registration Rights Agreement dated as of May 3, 2006 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC.(20)
4.20	Form of Warrant Agreement dated June 5, 2006 by and between Microvision, Inc. and American Stock Transfer & Trust Company.(21)
4.21	Form of Underwriter's Warrant Agreement dated June 5, 2006 by and between Microvision, Inc. and MDB Capital Group, LLC.(21)
4.22	Form of Underwriter's Warrant to Acquire Warrants Agreement dated June 5, 2006 by and between Microvision, Inc. and MDB Capital Group, LLC.(21)
10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993.(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993.(1)+
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993.(1)+
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994.(6)
10.5	2006 Microvision, Inc. Incentive Plan.
10.6	Independent Director Stock Option Plan, as amended.(5)*
10.7	Form of Common Stock Purchase Warrant issued to Avram Miller and Jacqueline Brandwynne dated August 10, 2000.(3)
10.8	Executive Loan Plan and Related Form of Note.(4)*
10.9	Form of the Option Agreement for options granted outside of the Plans.(8)
10.10	Securities Purchase Agreement dated as of September 9, 2004 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (10)
10.11	License and Development Agreement dated as of December 30, 2004 by and between Microvision, Inc. and Ethicon Endo-Surgery, Inc.(12)+
10.12	Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (11)
10.13	Employment Agreement between Microvision, Inc. and Alexander Y. Tokman dated July 18, 2005.(13)
10.14	Master Amendment Agreement dated July 25, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto.(14)
10.15	Lease Agreement between CarrAmerica Reality Operating Partnership, L.P. and Microvision, Inc., dated July 15, 2005.(15)
10.16	Securities Purchase Agreement dated as of August 8, 2005 by and between Microvision, Inc., Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd. (16)
10.17	Conversion and Modification Agreement dated as of August 8, 2005 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (16)
10.18	Securities Purchase Agreement dated as of August 31, 2005 by and between Microvision, Inc. and Omicron Master Trust. (17)
10.19	Securities Purchase Agreement dated as of November 30, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (19)
10.20	Conversion Agreement dated as of May 3, 2006 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC.(20)
10.21	Microvision, Inc. 2006 Incentive Plan
23	Consent of Independent Registered Public Accounting Firm.
31.1	Principal Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Principal Executive Officer certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

(1) Incorporated by reference to the Company's Form SB-2 Registration Statement, Registration No. 333-05276-LA.

(2) Incorporated by reference to the Company's Post-Effective Amendment to Form S-3 Registration Statement, Registration No. 333-102244.

(3) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2000, available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 under the Company's Commission File Number, 0-21221.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 under the Company's Commission File Number, 0-21221.

(5) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2002.

(6) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 5, 2003.

(7) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 23, 2002.

(8) Incorporated by reference to the Company's Schedule TO filed on November 1, 2002.

(9) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended September 30, 1998, available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 under the Company's Commission File Number, 0-21221.

(10) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 10, 2004.

(11) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 14, 2005.

(12) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

(13) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 7, 2005.

(14) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 29, 2005.

(15) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2005.

(16) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 10, 2005.

(17) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 2, 2005.

(18) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 1, 2005.

(19) Incorporated by reference to the Company's Current Report on Form 8-K\A filed on December 2, 2005.

(20) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 5, 2006.

(21) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 31, 2006.

+ Subject to confidential treatment.

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MICROVISION, INC.
Date: March 15, 2007	By	Alexander Tokman Alexander Tokman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 15, 2007.

Signature	Title
/s/ Alexander Tokman Alexander Tokman	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeff Wilson Jeff Wilson	Chief Financial Officer

/s/ Richard A. Cowell Richard A. Cowell	Director
/s/ Slade Gorton Slade Gorton	Director

/s/ Marc Onetto Marc Onetto	Director

/s/ Jeannette Horan Jeannette Horan	Director

/s/ Brian Turner Brian Turner	Director

EXHIBIT INDEX

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

3.1	Certificate of Incorporation of Microvision, Inc., as amended.
3.2	Bylaws of Microvision, Inc. (2)
4.1	Form of Specimen Stock Certificate for Common Stock.(2)
4.2	Form of Warrant issued on July 22, 2002.(7)
4.3	Form of Warrant Agreement dated March 5, 2003.(6)
4.4	Registration Rights Agreement dated as of September 9, 2004 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (10)
4.5	Warrant No. 76 to Purchase Common Stock of Microvision, Inc. issued September 10, 2004 to Satellite Strategic Finance Associates, LLC. (10)
4.6

Registration Rights Agreement executed in connection with the Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (11)

4.7	Form of Warrant issued under the Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (11)
4.8

Form of Amended and Restated Note issued as of March 11, 2005 under the Master Amendment Agreement dated July 25, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto.(14)

4.9

Form of Warrant issued as of July 25, 2005 under the Master Amendment Agreement dated as of July 25, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (14)

4.10	Registration Rights Agreement dated as of August 8, 2005 by and between Microvision, Inc., Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd. (16)
4.11	Warrant No. 86 to Purchase Common Stock of Microvision, Inc. issued August 9, 2005 to Satellite Strategic Finance Partners, Ltd. (16)
4.12	Warrant No. 87 to Purchase Common Stock of Microvision, Inc. issued August 9, 2005 to Satellite Strategic Finance Associates, LLC. (16)
4.13	Registration Rights Agreement dated as of August 31, 2005 by and between Microvision, Inc. and Omicron Master Trust. (17)
4.14	Warrant No. 88 to Purchase Common Stock of Microvision, Inc. issued August 31, 2005 to Omicron Master Trust (17)
4.15

Registration Rights Agreement executed in connection with the Securities Purchase Agreement dated as of November 30, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (19)

4.16

Form of Note issued as of December 1, 2005 under the Securities and Purchase Agreement dated as of November 30, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto.(18)

4.17	Form of Warrant issued under the Securities Purchase Agreement dated as of November 30, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (18)
4.18

Form of Amended and Restated Pledge and Security Agreement executed in connection with the Securities Purchase Agreement dated as of November 30, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (18)

4.19	Registration Rights Agreement dated as of May 3, 2006 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC.(20)
4.20	Form of Warrant Agreement dated June 5, 2006 by and between Microvision, Inc. and American Stock Transfer & Trust Company.(21)
4.21	Form of Underwriter's Warrant Agreement dated June 5, 2006 by and between Microvision, Inc. and MDB Capital Group, LLC.(21)
4.22	Form of Underwriter's Warrant to Acquire Warrants Agreement dated June 5, 2006 by and between Microvision, Inc. and MDB Capital Group, LLC.(21)
10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993.(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993.(1)+
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993.(1)+
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994.(6)
10.5	2006 Microvision, Inc. Incentive Plan.
10.6	Independent Director Stock Option Plan, as amended.(5)*
10.7	Form of Common Stock Purchase Warrant issued to Avram Miller and Jacqueline Brandwynne dated August 10, 2000.(3)
10.8	Executive Loan Plan and Related Form of Note.(4)*
10.9	Form of the Option Agreement for options granted outside of the Plans.(8)
10.10	Securities Purchase Agreement dated as of September 9, 2004 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (10)
10.11	License and Development Agreement dated as of December 30, 2004 by and between Microvision, Inc. and Ethicon Endo-Surgery, Inc.(12)+
10.12	Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (11)
10.13	Employment Agreement between Microvision, Inc. and Alexander Y. Tokman dated July 18, 2005.(13)
10.14	Master Amendment Agreement dated July 25, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto.(14)
10.15	Lease Agreement between CarrAmerica Reality Operating Partnership, L.P. and Microvision, Inc., dated July 15, 2005.(15)
10.16	Securities Purchase Agreement dated as of August 8, 2005 by and between Microvision, Inc., Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd. (16)
10.17	Conversion and Modification Agreement dated as of August 8, 2005 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC. (16)
10.18	Securities Purchase Agreement dated as of August 31, 2005 by and between Microvision, Inc. and Omicron Master Trust. (17)
10.19	Securities Purchase Agreement dated as of November 30, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (19)
10.20	Conversion Agreement dated as of May 3, 2006 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC.(20)
10.21	Microvision, Inc. 2006 Incentive Plan
23	Consent of Independent Registered Public Accounting Firm.
31.1	Principal Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Principal Executive Officer certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

(1) Incorporated by reference to the Company's Form SB-2 Registration Statement, Registration No. 333-05276-LA.

(2) Incorporated by reference to the Company's Post-Effective Amendment to Form S-3 Registration Statement, Registration No. 333-102244.

(3) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2000, available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 under the Company's Commission File Number, 0-21221.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 under the Company's Commission File Number, 0-21221.

(5) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2002.

(6) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 5, 2003.

(7) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 23, 2002.

(8) Incorporated by reference to the Company's Schedule TO filed on November 1, 2002.

(9) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended September 30, 1998, available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 under the Company's Commission File Number, 0-21221.

(10) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 10, 2004.

(11) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 14, 2005.

(12) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

(13) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 7, 2005.

(14) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 29, 2005.

(15) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2005.

(16) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 10, 2005.

(17) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 2, 2005.

(18) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 1, 2005.

(19) Incorporated by reference to the Company's Current Report on Form 8-K\A filed on December 2, 2005.

(20) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 5, 2006.

(21) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 31, 2006.

+ Subject to confidential treatment.

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.