Form 10-Q
period 2007-03-31
MICROVISION INC
filed 2007-05-11
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

      As of May 7, 2007, 43,390,000 shares of the Company's common stock, $0.001 par value, were outstanding.

Microvision, Inc.
Consolidated Balance Sheet
(In thousands, except per share data)
(Unaudited)

                                                                                     March 31,     December 31,
                                                                                       2007           2006
                                                                                   -------------  -------------
Assets
Current assets
   Cash and cash equivalents                                                      $       7,305  $      14,552
   Investment securities, available-for-sale                                              8,768             --
   Accounts receivable, net of allowances of $199 and $216                                1,003          1,166
   Costs and estimated earnings in excess of billings on uncompleted contracts              647            565
   Inventory                                                                                969          1,043
   Current restricted investments in Lumera                                                  --         10,693
   Other current assets                                                                   1,434          1,986
                                                                                   -------------  -------------
   Total current assets                                                                  20,126         30,005

Property and equipment, net                                                               3,916          4,011
Restricted investments                                                                    1,268          1,268
Other assets                                                                                 54             41
                                                                                   -------------  -------------
   Total assets                                                                   $      25,364  $      35,325
                                                                                   =============  =============

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                               $       1,467  $       1,785
   Accrued liabilities                                                                    3,154          3,698
   Billings in excess of costs and estimated earnings on uncompleted contracts              182            200
   Liability associated with common stock warrants                                        3,132          2,572
   Liability associated with embedded derivative feature                                     --             68
   Current portion of notes payable                                                          --          2,418
   Current portion of capital lease obligations                                              44             45
   Current portion of long-term debt                                                         55             59
                                                                                   -------------  -------------
   Total current liabilities                                                              8,034         10,845
Capital lease obligations, net of current portion                                           122            132
Long-term debt, net of current portion                                                      447            457
Deferred rent, net of current portion                                                     1,955          2,027
                                                                                   -------------  -------------
   Total liabilities                                                                     10,558         13,461
                                                                                   -------------  -------------
Commitments and contingencies                                                                --             --

Shareholders' equity
   Common stock, par value $.001; 125,000 shares authorized;
      43,390 and 42,921 shares issued and outstanding                                        43             43
   Additional paid-in capital                                                           254,845        253,086
   Receivables from related parties, net                                                   (250)          (250)
   Accumulated other comprehensive income                                                 6,694          8,619
   Accumulated deficit                                                                 (246,526)      (239,634)
                                                                                   -------------  -------------
   Total shareholders' equity                                                            14,806         21,864
                                                                                   -------------  -------------
   Total liabilities and shareholders' equity                                     $      25,364  $      35,325
                                                                                   =============  =============

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                             ----------------------
                                                                                2007        2006
                                                                             ----------  ----------
Contract revenue                                                            $    1,902  $    1,781
Product revenue                                                                    333         691
                                                                             ----------  ----------
    Total revenue                                                                2,235       2,472
                                                                             ----------  ----------
Cost of contract revenue                                                         1,010       1,151
Cost of product revenue                                                            284       1,294
                                                                             ----------  ----------
    Total cost of revenue                                                        1,294       2,445
                                                                             ----------  ----------
Gross margin                                                                       941          27
                                                                             ----------  ----------

Research and development expense                                                 3,345       2,154
Sales, marketing, general and administrative expense                             3,550       4,739
Gain on disposal of fixed assets                                                    --        (198)
                                                                             ----------  ----------
    Total operating expenses                                                     6,895       6,695
                                                                             ----------  ----------
Loss from operations                                                            (5,954)     (6,668)
Interest income                                                                    182         129
Interest expense                                                                  (468)     (1,822)
Gain (loss) on derivative instruments, net                                        (652)      1,867
Other expense                                                                       --         (11)
                                                                             ----------  ----------
Net loss before Lumera transactions                                             (6,892)     (6,505)

Equity in losses of Lumera                                                          --        (290)
Gain on sale of investment in Lumera                                                --       7,270
                                                                             ----------  ----------
Net income (loss)                                                               (6,892)        475

Stated dividend on mandatorily redeemable convertible preferred stock               --         (43)
Accretion to par value of preferred stock                                           --        (101)
                                                                             ----------  ----------
Net income (loss) available for common shareholders                         $   (6,892) $      331
                                                                             ==========  ==========

Net income (loss) per share - basic                                         $    (0.16) $     0.01
                                                                             ==========  ==========

Net income (loss) per share - diluted                                       $    (0.16) $     0.01
                                                                             ==========  ==========

Weighted-average shares outstanding - basic                                     43,098      25,218
                                                                             ==========  ==========

Weighted-average shares outstanding - diluted                                   43,098      28,492
                                                                             ==========  ==========

The accompanying notes are an integral part of these financial statements. consolidated financial statements.

Microvision, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                             ----------------------
                                                                                2007        2006
                                                                             ----------  ----------
Net income (loss)                                                           $   (6,892) $      475
                                                                             ----------  ----------
Other comprehensive gain (loss)
Unrealized gain (loss) on investment securities, available-for-sale             (1,925)     13,207
Less: reclassification adjustment for gains realized in net income                  --      (7,270)
                                                                             ----------  ----------
Net unrealized gain (loss)                                                      (1,925)      5,937
                                                                             ----------  ----------
Comprehensive income (loss)                                                 $   (8,817) $    6,412
                                                                             ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                        ----------------------
                                                                                           2007        2006
                                                                                        ----------  ----------
Cash flows from operating activities
    Net income (loss)                                                                  $   (6,892) $      475
    Adjustments to reconcile net income (loss) to net cash used in operations:
        Depreciation                                                                          214         338
        Gain on disposal of fixed assets                                                       --        (198)
        Non-cash stock-based compensation expense                                             304         416
        Non-cash interest expense                                                             371       1,513
        Loss(gain) on derivative instruments                                                  652      (1,867)
        Equity in losses of Lumera                                                             --         290
        Gain on sale of investment in Lumera                                                   --      (7,270)
        Non-cash deferred rent                                                                (69)        (23)
            Change in:
            Accounts receivable, net                                                          163         (27)
            Costs and estimated earnings in excess of billings on uncompleted contracts       (82)         59
            Inventory                                                                          74          (3)
            Other current assets                                                              431        (783)
            Other assets                                                                      (13)         64
            Accounts payable                                                                 (174)       (571)
            Accrued liabilities                                                              (547)       (904)
            Billings in excess of costs and estimated earnings on uncompleted contracts       (18)         (1)
                                                                                        ----------  ----------
            Net cash used in operating activities                                          (5,586)     (8,492)
                                                                                        ----------  ----------
Cash flows from investing activities
    Sales of restricted investment securities                                                  --          79
    Decrease in restricted cash                                                                --         755
    Sale of long-term investment - Lumera                                                      --      10,292
    Proceeds on sale of property and equipment                                                 --         200
    Purchases of property and equipment                                                      (232)     (1,134)
                                                                                        ----------  ----------
            Net cash provided by (used in) investing activities                              (232)     10,192
                                                                                        ----------  ----------
Cash flows from financing activities
    Principal payments under capital leases                                                   (11)         (8)
    Principal payments under long-term debt                                                   (14)        (20)
    Increase in long-term debt                                                                 --         536
    Payments on notes payable                                                              (1,400)     (2,567)
    Increase in deferred rent                                                                  --         577
    Payment of preferred dividend                                                              --         (43)
    Net proceeds from issuance of common stock                                                 (4)         --
                                                                                        ----------  ----------
            Net cash used in financing activities                                          (1,429)     (1,525)
                                                                                        ----------  ----------
Net increase (decrease) in cash and cash equivalents                                       (7,247)        175
Cash and cash equivalents at beginning of period                                           14,552       6,860
                                                                                        ----------  ----------
Cash and cash equivalents at end of period                                             $    7,305  $    7,035
                                                                                        ==========  ==========
Supplemental disclosure of cash flow information
    Cash paid for interest                                                             $       46  $      294
                                                                                        ==========  ==========
Supplemental schedule of non-cash investing and financing activities
    Other non-cash additions to property and equipment                                 $        2  $      474
                                                                                        ==========  ==========

    Issuance of common stock for payment of principal and interest
      on senior secured exchangeable convertible notes                                 $    1,388  $       --
                                                                                        ==========  ==========

    Conversion of convertible debt into common stock                                   $       --         344
                                                                                        ==========  ==========

    Non-cash deferred offering costs                                                   $       --  $      166
                                                                                        ==========  ==========

    Value of warrants to purchase Lumera common stock                                  $       --  $      476
                                                                                        ==========  ==========

The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.

Notes to Consolidated Financial Statements

March 31, 2007

(Unaudited)

1. MANAGEMENT'S STATEMENT AND PRINCIPLES OF CONSOLIDATION

Management's Statement

The Consolidated Balance Sheet as of March 31, 2007, the Consolidated Statements of Operations, Comprehensive Income (Loss) and Cash Flows for the three months ended March 31, 2007 and 2006 have been prepared by Microvision, Inc. (the "Company" or "Microvision") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at March 31, 2007 and the results of operations, comprehensive income (loss) and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the SEC. You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

At March 31, 2007, Microvision had $7.3 million in cash and cash equivalents In addition, as of March 31, 2007, the Company owned 1,750,000 shares of Lumera common stock that were valued at $8,767,500 and were classified as investment securities available for sale. Between March 31, 2007 and May 10, 2007, the Company sold approximately 758,000 shares of Lumera common stock for gross proceeds of $4,151,000. The remaining 992,000 shares of Lumera common stock had a market value of approximately $4.4 million based on Lumera's closing stock price on May 7, 2007. Based on its current operating plan, the Company anticipates it will require additional cash by February 2008. Microvision plans to raise additional cash to fund its operating plan past that time. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to Microvision on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, Microvision will be required to limit its operations substantially. This limitation of operations may include reductions in staff, operating costs and capital expenditures.

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

2. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods. Diluted net income (loss) per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding. Potentially dilutive common stock equivalents primarily consist of convertible debt, convertible preferred stock, warrants and employee stock options. Diluted net loss per share for the three months ended March 31, 2007 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including convertible debt, convertible preferred stock, options and warrants is anti-dilutive. Basic net income per share for the three months ended March 31, 2006 is diluted by outstanding convertible securities per the table below. The components of basic and diluted net income (loss) per share were as follows (in thousands, except loss per share data):

                                                                             Three Months Ended
                                                                                 March 31,
                                                                          --------------------------
                                                                              2007          2006
                                                                          ------------  ------------
Numerator:
Net income (loss) available for common shareholders - basic (A)          $     (6,892) $        331
Dilutive effect of preferred stock                                                              144
Dilutive effect of convertible debt                                                            (151)
                                                                          ------------  ------------
Net income (loss) available for common shareholders - diluted (B)        $     (6,892) $        324
                                                                          ============  ============

Denominator:
Weighted-average common shares outstanding - basic (C)                         43,098        25,218
Dilutive incremental share effect from:
Preferred stock                                                                    --           786
Convertible debt                                                                   --         2,481
Stock options                                                                      --             7
                                                                          ------------  ------------
Weighted-average common shares outstanding - diluted (D)                       43,098        28,492
                                                                          ============  ============

Net income (loss) per share - basic  (A/C)                               $      (0.16) $       0.01
                                                                          ============  ============

Net income (loss) per share - diluted (B/D)                              $      (0.16) $       0.01
                                                                          ============  ============

On March 31, 2007, the Company excluded the following convertible securities from diluted net loss per share as the effect of including them would have been anti-dilutive: publicly traded warrants convertible into 12,363,000 shares of common stock and options and private warrants convertible into a total of 10,436,000 shares of common stock.

3. INVENTORY

Inventory at March 31, 2007 and December 31, 2006 consisted of the following:

                                                                           March 31,     December 31,
                                                                              2007          2006
                                                                          ------------  ------------
Raw materials                                                            $     51,000  $    146,000
Work-in-process                                                                29,000            --
Finished goods                                                                889,000       897,000
                                                                          ------------  ------------
                                                                         $    969,000  $  1,043,000
                                                                          ============  ============

The inventory at March 31, 2007 and December 31, 2006 consisted of raw materials, work-in-process, and finished goods for Flic, the Company's hand-held bar code scanner. Inventory is stated at the lower of cost or market, with cost determined on a weighted-average basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, Microvision reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through normal production during the next twelve months.

4. SHARE-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123, as revised December 2004 ("FAS 123(R)"). The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Emerging Issues Task Force Issue No. 96-18 and FAS No. 123. The following table shows the amount of stock-based employee compensation expense included in the Consolidated Statement of Operations:

                                                                             Three Months Ended
                                                                                 March 31,
                                                                          --------------------------
                                                                              2007          2006
                                                                          ------------  ------------
Cost of contract revenue                                                       23,000        21,000
Cost of product revenue                                                         8,000        15,000
Research and development expense                                               82,000        37,000
Sales, marketing, general and administrative expense                          178,000       343,000
                                                                          ------------  ------------
Share-based employee compensation cost charged against income            $    291,000  $    416,000
                                                                          ============  ============

Options Activity and Positions

The following table summarizes shares, weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2007:

                                                                  Weighted
                                                                  Average
                                                      Weighted   Remaining
                                                       Average  Contractual   Aggregate
                                                      Exercise      Term      Intrinsic
Options                                  Shares         Price     (years)       Value
---------------------------------------- -----------  --------- ------------  ----------
Outstanding as of March 31, 2007          5,216,000  $    4.30          7.1  $3,046,000

Exercisable as of March 31, 2007          1,382,000  $    7.53          5.9  $  708,000

In January 2007, 1,176,000 options held by two former executive officers of the Company expired unexercised. These options expired one year following the date of separation from service of each former executive, pursuant to the provisions of the former executives' option agreements.

In February 2007, the Company granted a total of 675,000 options to 108 employees in connection with the Company's annual reviews. The options were granted at market with an exercise price of $3.42, vest 25% on each annual anniversary of the date of grant, and expire 10 years from the date of grant.

As of March 31, 2007, the Company's unamortized share-based compensation was $4,183,000. The Company plans to amortize this share-based compensation cost over the next 2.7 years.

5. LONG-TERM NOTES

Convertible Notes

The following table summarizes the activity related to the Company's convertible notes during the three months ended March 31, 2007:

                                                                                             Embedded    Common
                                                                                            derivative  stock and
                                                                        Notes    Warrants    feature      APIC
                                                                      ---------  ---------  ----------  ---------
Balances at December 31, 2006                                        $   2,418  $   2,572  $       68  $   7,688
Principal payments on notes                                             (2,767)        --          --         --
Discount accretion for the three months ended March 31, 2007               349         --          --         --
Changes in market value for the three months ended March 31, 2007           --        560         (68)        --
                                                                      ---------  ---------  ----------  ---------
Balance of notes at March 31, 2007                                   $      --  $   3,132  $       --  $   7,688
                                                                      =========  =========  ==========  =========

In March 2007, the Company made the final scheduled payments in connection with its convertible notes as follows:

  cash payments of $1,400,000 in principal and $28,000 in interest, and issued 459,000 shares of its common stock in payment of $1,367,000 in principal and $21,000 in interest.

The Company issued warrants to purchase 2,302,000 shares of common stock in connection with the issuance of the convertible notes. The warrants met the definition of derivative instruments that must be accounted for as liabilities under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because the Company cannot engage in certain corporate transactions affecting the common stock unless the Company makes a cash payment to the holders of the warrants. The Company records changes in the fair values of the warrants in the statement of operations each period. The Company valued the warrants at March 31, 2007 using the Black-Scholes option-pricing model with the following assumptions: expected volatilities of 68%; expected dividend yields of 0%; risk free interest rates ranging from 4.6% to 4.8%; and contractual lives ranging from 1.3 years to 3.7 years. The change in value of the warrants of $560,000 for the three months ended March 31, 2007 was recorded as a non-operating loss and is included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

Tenant Improvement Loan Agreement

In February 2006, the Company entered into a loan agreement with the lessor of the Company's corporate headquarters to finance $536,000 in tenant improvements. The loan carries a fixed interest rate of 9% per annum, is repayable over the initial term of the lease, which expires in 2013, and is secured by a letter of credit. The balance of the loan, including interest added to principal, was $502,000 at March 31, 2007.

6. RECEIVABLES FROM RELATED PARTIES

In 2000, the Board of Directors authorized the Company to provide unsecured lines of credit to each of the Company's then three senior officers. The limit of the line of credit was three times the executives' base salary less any amounts outstanding under the Executive Option Exercise Note Plan. In 2002 and 2001, the Board of Directors authorized additions totaling $700,000, to the limit for one senior officer. The lines of credit carry interest rates of 5.4% to 6.2%. The lines of credit must be repaid within one year of the senior officer's termination or within thirty days of demand by the Company in the event of a plan termination, provided that in the event of such a demand the senior officer may elect to deliver a promissory note with a one-year term in lieu of payment. At March 31, 2007 and December 31, 2006, a total of $2,723,000 was outstanding under the lines of credit.

In 2002, the Company determined that certain of its senior officers may have insufficient net worth and short-term earnings potential to repay loans outstanding under the Company's lines of credit. In 2003 and 2002, the Company recorded allowances for doubtful accounts for receivables from senior officers totaling $900,000.

In January 2006, two of the senior officers with outstanding loans left the Company. Because the lines of credit were not fully secured and collection was uncertain, the Company recorded an additional allowance of $1,031,000 in December 2005. In accordance with the terms, the loans were due in January 2007. Neither of the officers has repaid their loans. One of the officers pledged 50,000 shares of Lumera common stock as collateral for the loans. Based on the March 31, 2007 closing price of $5.01, the pledged Lumera shares have a market value of approximately $251,000. The Company is in the process of foreclosing on the pledged Lumera shares and pursuing collection of the outstanding balances. As a result of a review of the financial position of the former executives and the potential difficulty in collecting loans from former employees, the Company recorded additional allowances for doubtful accounts for the receivables from senior officers of $542,000 during 2006. As of March 31, 2007, the allowance for receivables from related parties of $2,473,000 is based on a total receivable balance of $2,723,000, less the estimated value of the collateral as of March 31, 2007. No repayments have been made on the outstanding lines of credit.

7. ACCOUNTING FOR LUMERA

Investment Securities, Available-for-sale

In January 2006, Microvision sold 2,550,000 shares of its Lumera common stock for $10.3 million. Microvision recorded a "Gain on sale of investment in Lumera" of approximately $7.3 million.

As a result of the reduction in ownership, Microvision changed to the cost basis of accounting for its investment in Lumera in accordance with FAS 115.

As of March 31, 2007, the Company owned 1,750,000 shares of Lumera common stock that were valued at $8,767,500 and were classified as "Investment securities, available-for-sale." The cost, net unrealized gain and estimated fair market value of the shares of Lumera common stock as of March 31, 2007, are shown below:

                                                   Net      Estimated
                                                Unrealized     Fair
                                       Cost        Gain       Value
                                     ---------  ----------  ----------
Lumera common stock                 $   2,074  $    6,694  $    8,768
                                     =========  ==========  ==========

Warrant

In connection with the change in accounting method in January 2006, the Company recorded $476,000 in "Other current assets" for the fair value of a warrant previously received to purchase 170,500 shares of Lumera common stock. On the transaction date, the warrant was valued using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.6%; and contractual life of 5.1 years.

At March 31, 2007, the warrant was revalued using the Black-Scholes option- pricing model with the following assumptions; expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.5%; and contractual life of 4.0 years. The fair value of the warrant decreased to $435,000 from $595,000 at December 31, 2006 and the change in value for the three months ended March 31, 2007 of $160,000 was recorded as a non-operating loss and is included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

8. INCOME TAXES

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Historically, the Company's tax provision for financial statement purposes and the actual tax returns have been prepared using consistent methodologies. There were no material unrecognized tax benefits as of December 31, 2006. Due to the Company's Net Operating Loss Carryforwards and research and development credits, any future adjustments to the unrecognized tax benefit will have no impact on the Company's effective tax rate due to the valuation allowance which fully offsets all tax benefits. For the quarter ended March 31, 2007, the unrecognized tax benefit did not change significantly. The Company does not expect the unrecognized tax benefit to change significantly during the next twelve months. Any interest and penalties incurred on the settlement of outstanding tax positions would be recorded as a component of interest expense.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's Federal and state taxes for the years 2000 through 2006 are subject to examination. As of March 31, 2007, the Company believes assessments that may possibly arise will likely be immaterial to its financial statements.

9. REPORTING SEGMENTS

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

10. SUBSEQUENT EVENT

Between March 31, 2007 and May 10, 2007, the Company sold 758,000 shares of Lumera common stock for gross proceeds of $4,151,000. Microvision will record a gain of $3,217,000 in "Realized gain on sale of investment in Lumera" in the second quarter of 2007 as a result of the sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information set forth in this report in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 3, "Quantitative and Qualitative Disclosure about Market Risk," includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by that section. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of Microvision, as well as assumptions relating to the foregoing. The words "anticipate," "believe," "estimate," "expect," "goal," "may," "plan," "project," "will," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Factors that could cause actual results to differ materially from those projected in our forward-looking statements include the following: our ability to obtain financing; market acceptance of our technologies and products; our financial and technical resources relative to those of our competitors; our ability to keep up with rapid technological change; government regulation of our technologies; our ability to enforce our intellectual property rights and protect our proprietary technologies; the ability to obtain additional contract awards and to develop partnership opportunities; the timing of commercial product launches; the ability to achieve key technical milestones in key products; and other risk factors identified in this report under the caption "Item 1A - Risk Factors."

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

Results of Operations

Contract revenue.

                                                  % of                  % of
                                                contract              contract
                                       2007      revenue     2006      revenue   $ change  % change
                                     ---------  ---------  ---------  ---------  --------- ---------
Three months ended March 31
Government revenue                  $   1,609       84.6  $   1,475       82.8  $     134       9.1
Commercial revenue                        293       15.4        306       17.2        (13)     (4.2)
                                     ---------             ---------             ---------
Total contract revenue              $   1,902             $   1,781             $     121       6.8
                                     =========             =========             =========

We earn contract revenue from performance on development contracts with the United States government and commercial customers.

Our contract revenue in a particular period is dependent upon when we enter into a contract, the value of the contracts we have entered into, and the availability of technical resources to perform work on the contracts. Contract revenue was higher during the three months ended March 31, 2007 than the same period in 2006, due to higher beginning contract backlog.

In March 2007, we announced a contract with a leading Tier 1 automotive supplier to develop projection-based display solutions based on our PicoP(TM). During the three months ended March 31, 2007, no revenue was recognized on this development contract.

As long as most of our revenue is earned from performance on development contracts, we believe there may be a high degree of variability in revenue from quarter to quarter.

Our backlog of development contracts at March 31, 2007 was $6.5 million compared to $1.3 million at March 31, 2006, all of which is scheduled for completion during the next twelve months.

Product revenue.

                                                  % of                  % of
                                                 product               product
                                       2007      revenue     2006      revenue   $ change  % change
                                     ---------  ---------  ---------  ---------  --------- ---------
Three months ended March 31
Flic revenue                        $     283       85.0  $     657       95.1  $    (374)    (56.9)
Nomad revenue                              50       15.0         34        4.9         16      47.1
                                     ---------             ---------             ---------
Total product revenue               $     333             $     691             $    (358)    (51.8)
                                     =========             =========             =========

Our quarterly revenue may vary substantially due to the timing of product orders from customers, production constraints and raw material availability.

In May 2007, we announce the launch of Rov, our new bar code scanner product. The Rov is based on our proprietary MEMS technology. We expect Rov to be manufactured by our contract manufacturing partner in Malaysia.

The backlog of product orders at March 31, 2007 was approximately $410,000, compared to $92,000 at March 31, 2006, all of which is scheduled for delivery during the next twelve months. We have not yet taken orders for the Rov product.

Cost of contract revenue.

                                                  % of                  % of
                                                contract              contract
                                       2007      revenue     2006      revenue   $ change  % change
                                     ---------  ---------  ---------  ---------  --------- ---------
Three months ended March 31         $   1,010       53.1  $   1,151       64.6  $    (141)    (12.3)

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

Cost of product revenue.

                                                  % of                  % of
                                                 product               product
                                       2007      revenue     2006      revenue   $ change  % change
                                     ---------  ---------  ---------  ---------  --------- ---------
Three months ended March 31         $     284       85.3  $   1,294      187.3  $  (1,010)    (78.1)

Cost of product revenue includes both the direct and allocated indirect costs of manufacturing Flics sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of Flic. Indirect costs include labor and other costs associated with operating our manufacturing capabilities and capacity.

Our overhead, which includes the costs of procuring, inspecting and storing material, facility and depreciation costs, is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the proportion of direct material purchased for the respective activity. During the three months ending March 31, 2007 and 2006, we expensed approximately $73,000 and $272,000, respectively, of manufacturing overhead associated with production capacity in excess of production requirements.

The decline in cost of product revenue as a percentage of product revenue for the three months ended March 31, 2007 compared to the previous year is attributable to the following factors:

  The decision in June 2006 to no longer support the Nomad product line resulting in a savings of approximately $553,000 for the three months ended March 31, 2007 compared to the same period in 2006.
  Reduced direct cost and overhead on the Flic product line resulting in a saving of approximately 12% for the three months ended March 31, 2007 compared to the same period in 2006.

We expect that cost of product revenue on an absolute dollar basis will increase in the future. This increase will likely result from expected sales of commercial products. The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix, the level of overhead expense and the volume of direct materials purchased.

Research and development expense.

                                       2007       2006     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended March 31         $   3,345  $   2,154  $   1,191       55.3

Research and development expense consists of:

  Compensation related costs of employees and contractors engaged in internal research and product development activities,
  Laboratory operations, outsourced development and processing work, and
  Other operating expenses.

We have increased spending in research and development as part of our strategy to accelerate the time to market for products based on the integrated photonics module. The increase in cost is primarily attributable to increases in payroll costs and contracted services.

We believe that a substantial level of continuing research and development expense will be required to develop additional commercial products using the scanned beam display technology. Accordingly, we anticipate our level of research and development spending will continue to be substantial.

Sales, marketing, general and administrative expense.

                                       2007       2006     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended March 31         $   3,550  $   4,739  $  (1,189)     (25.1)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

In early 2006, we announced our plan to reduce spending in sales, marketing, general and administrative expenses. We continue to aggressively manage these costs as part of our strategy of accelerating the development of products based on the integrated photonics module while controlling the cash burn. We do not expect sales, marketing, general and administrative expense to grow considerably during 2007.

Interest expense.

                                       2007       2006     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended March 31         $     468  $   1,822  $  (1,354)     (74.3)

In March 2005, we raised $10 million before issuance costs of $423,000 from the issuance of convertible notes ("March Notes") and warrants to purchase an aggregate of 462,000 shares of Microvision common stock. In December 2005, we raised $10 million before issuance costs of $134,000 from the issuance of convertible notes ("December Notes"), 838,000 shares of Microvision common stock and warrants to purchase an aggregate of 1,089,000 shares of Microvision common stock. The decrease in interest expense from the prior year relates to the lower outstanding balance of our March and December notes in 2007 than in 2006.

Gain (loss) on derivative instruments, net.

                                       2007       2006     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended March 31         $    (652) $   1,867  $  (2,519)    (134.9)

In connection with the issuance of our Notes, we concluded that the note holders' right to convert all or a portion of the Notes into our common stock is an embedded derivative instrument as defined by FAS 133, Accounting for Derivative Instruments and Hedging Activities. We determine the value of the derivative features at each balance sheet date using the Black-Scholes option-pricing model. Due to the retirement of our Notes, the value of the derivative feature decreased to zero during the three months ended March 31, 2007. The change in value of $68,000 for the three months ended March 31, 2007 was recorded as a non-operating gain and is included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

We issued warrants to purchase 2,302,000 shares of common stock in connection with the issuance of the Notes. The warrants met the definition of derivative instruments that must be accounted for as liabilities under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because we cannot engage in certain corporate transactions affecting the common stock unless we make a cash payment to the holders of the warrants. We record changes in the fair values of the warrants in the statement of operations each period. We valued the warrants at March 31, 2007 using the Black-Scholes option-pricing model with the following assumptions: expected volatilities of 68%; expected dividend yields of 0%; risk free interest rates ranging from 4.6% to 4.8%; and contractual lives ranging from 1.3 years to 3.7 years. The change in value of the warrants of $560,000 for the three months ended March 31, 2007 was recorded as a non-operating loss and is included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

In January 2006, we sold 2.6 million shares of our Lumera common stock for $10.3 million. As a result of the reduction in ownership, we changed to the cost basis of accounting for our investment in Lumera in accordance with FAS 115. In connection with the change in accounting method, we recorded $476,000 in "Other current assets" for the fair value of warrants previously received to purchase 170,500 shares of Lumera common stock. On the transaction date, the warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.55%; and contractual life of 5.1 years. Changes in the fair value of the warrants are recorded in the statement of operations each period. As of March 31, 2007, the warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatilities of 83%; expected dividend yields of 0%; risk free interest rates of 4.5%; and contractual lives of 4.0 years. As of March 31, 2007, the fair value of the warrants decreased to $435,000 from $595,000 at December 31, 2006 and the change in value of $160,000 was recorded as a non-operating loss and is included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

Equity in losses of Lumera and Gain on sale of investment in Lumera.

Equity in losses of Lumera:

                                       2007       2006     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended March 31         $      --  $    (290) $     290     (100.0)

Gain on sale of investment in Lumera:

                                       2007       2006     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended March 31         $      --  $   7,270  $  (7,270)    (100.0)

As discussed above, in January 2006, we sold 2.6 million shares of our Lumera common stock for $10.3 million. We recorded a "Gain on sale of investment in Lumera" of approximately $7.3 million. As a result of the reduction in ownership, we changed to the cost basis of accounting for our investment in Lumera in accordance with FAS 115. We recorded our proportionate share of Lumera losses prior to the sale in January 2006. We recorded a charge of $290,000 for our proportion of Lumera net loss for the period preceding the sale and change in accounting method.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, convertible debt, warrants and, to a lesser extent, from development contract revenues and product sales. At March 31, 2007, we had $7.3 million in cash and cash equivalents and owned 1,750,000 shares of Lumera common stock that were valued at $8,767,500 and were classified as investment securities available for sale. Between March 31, 2007 and May 10, 2007, we sold 758,000 shares of Lumera common stock for gross proceeds of $4,151,000. The remaining 992,000 shares of Lumera common stock had a market value of approximately $4.4 million based on Lumera's closing stock price on May 7, 2007. Based on our current operating plan, we anticipate we will require additional cash by February 2008. We plan to raise additional cash to continue to fund our operating plan past that time. There can be no assurance that additional financing will be available to us or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we will be required to limit our operations substantially. This limitation of operations may include reductions in staff, operating costs and capital expenditures.

Cash used in operating activities totaled $5.6 million during the three months ended March 31, 2007, compared to $8.5 million during the same period in 2006. In both periods, cash used in operating activities for both periods resulted primarily from the loss from operations.

Cash used in investing activities totaled $232,000 during the three months ended March 31, 2007, compared to cash provided by investing activities of $10.2 million during the same period of 2006. In January 2006, we sold 2.6 million shares of our Lumera common stock for $10.3 million. In addition, we used cash of $232,000 for capital expenditures during the three months ended March 31, 2007, compared to $1.1 million during the same period in 2006. Capital expenditures include leasehold improvements to leased office space and computer hardware and software, laboratory equipment and furniture and fixtures to support operations. The decrease is due to the absence of expenditures for leasehold improvements to our new facility in 2006.

Cash used in financing activities totaled $1.4 million during the three months ended March 31, 2007, compared to cash used in financing activities of $1.5 million during the same period in 2006.

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

Cash and cash equivalents were $7.3 million as of March 31, 2007.

As of March 31, 2007, we owned 1,750,000 shares of Lumera common stock. Between March 31, 2007 and May 10, 2007, we sold 758,000 shares of Lumera common stock for gross proceeds of $4,151,000. Based on the May 7, 2007 closing price of $4.46, the remaining 992,000 Lumera shares have a market value of approximately $4.4 million. The market price of Lumera's common stock is subject to fluctuations based on Lumera's financial performance, published accomplishments and overall market conditions. During the 90 calendar day period ended May 7, 2007, Lumera common stock has traded between $3.61 and $6.48.

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

  As of March 31, 2007, we had an accumulated deficit of $246.5 million.
  We incurred consolidated net losses of $187.4 million from inception through 2004, $28.2 million in 2005, $24.0 million in 2006, and consolidated net loss of $6.9 million in the three months ended March 31, 2007.

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

Based on our current operating plan, we anticipate we will require additional cash by February 2008. We will require additional capial in the future to fund our operations, including to:

  Further develop the scanned beam technology,
  Develop and protect our intellectual property rights, and
  Fund long-term marketing and business development opportunities.

We own 1,750,000 shares of Lumera common stock as of March 31, 2007. Between March 31, 2007 and May 10, 2006, we sold 758,000 shares of Lumera common stock for gross proceeds of $4,151,000. Based on the May 7, 2007 closing price of $4.46, the remaining 992,000 Lumera shares have a market value of approximately $4.4 million. The market price of Lumera's common stock is subject to fluctuations based on Lumera's financial performance, published accomplishments and overall market conditions. During the 90 calendar day period ended May 7, 2007, Lumera common stock has traded between $3.61 and $6.48. The immediate sale of Lumera stock in the public market could have a negative impact on the Lumera stock price.

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

Lumera's stock price is subject to fluctuation and may decrease, lowering the value of our investment. We own approximately 4.9% of Lumera's common stock. Since we hold a significant percentage of Lumera's common stock, if an active market does not develop or is not sustained, it may be difficult for us to sell our shares of Lumera's common stock at an attractive price or at all. The likelihood of Lumera's success, and the value of the common stock we hold, must be considered in light of the risks frequently encountered by early stage companies, especially those formed to develop and market new technologies. These risks include Lumera's potential inability to establish product sales and marketing capabilities to establish and maintain markets for their potential products; and to continue to develop and upgrade their technologies to keep pace with changes in technology and the growth of markets using polymer materials. If Lumera is unsuccessful in meeting these challenges, its stock price, and the value of our investment, could decrease.

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

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity for our common stock. If our common stock were not listed on the Capital Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. During the first and second quarter of 2003, the third quarter of 2004, the second quarter and fourth quarter of 2005, all four quarters of 2006, and the first quarter of 2007, the market price of our stock traded below $5.00 per share. On May 7, 2007, the closing price of our stock was $4.12.

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

We currently use a contract manufacturer in Asia to manufacture our Flic product and plan to use a contract manufacturer for our new Rov product, and we plan to continue using foreign manufacturers to manufacture some of our other products where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including:

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

During the first three months of 2007 and the full year of 2006, 72% and 51%, respectively, of our revenue was derived from performance on a limited number of development contracts with the U.S. government. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues. Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors continuously engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. Our contracts with the government are subject to immediate termination by the government for convenience at any time. The government may choose to use contractors with competing display technologies or it may decide to discontinue any of our programs altogether. In addition, those development contracts that we do obtain require ongoing compliance with applicable government regulations. Termination of our development contracts, a shift in government spending to other programs in which we are not involved, a reduction in government spending generally, or our failure to meet applicable government regulations could have severe consequences for our results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of shareholders of Microvision, Inc. on January 18, 2007, shareholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 73.0 million shares to 125.0 million shares. The newly authorized shares or common stock have the same rights as the previously authorized shares, including the right to cast one vote per share of common stock. The result of the vote was as follows:

           For               Against           Abstain
        ---------           ---------         ---------
       37,705,522           1,787,162          276,610

ITEM 6. Exhibits

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
Date: May 10, 2007	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2007	BY:	/s/ Jeff Wilson
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