Form 10-Q
period 2007-06-30
MICROVISION INC
filed 2007-08-02
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

      As of July 31, 2007, 56,685,000 shares of the Company's common stock, $0.001 par value, were outstanding.

Microvision, Inc.
Consolidated Balance Sheet
(In thousands, except per share data)
(Unaudited)

                                                                                     June 30,      December 31,
                                                                                       2007           2006
                                                                                   -------------  -------------
Assets
Current assets
   Cash and cash equivalents                                                      $      16,176  $      14,552
   Investment securities, available-for-sale                                              1,059             --
   Accounts receivable, net of allowances of $190 and $216                                1,253          1,166
   Costs and estimated earnings in excess of billings on uncompleted contracts              694            565
   Inventory                                                                                886          1,043
   Current restricted investments in Lumera                                                  --         10,693
   Other current assets                                                                   1,533          1,986
                                                                                   -------------  -------------
   Total current assets                                                                  21,601         30,005

Property and equipment, net                                                               4,158          4,011
Restricted investments                                                                    1,268          1,268
Other assets                                                                                 52             41
                                                                                   -------------  -------------
   Total assets                                                                   $      27,079  $      35,325
                                                                                   =============  =============

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                               $       1,686  $       1,785
   Accrued liabilities                                                                    3,047          3,698
   Billings in excess of costs and estimated earnings on uncompleted contracts              296            200
   Liability associated with common stock warrants                                        4,992          2,572
   Liability associated with embedded derivative feature                                     --             68
   Current portion of notes payable                                                          --          2,418
   Current portion of capital lease obligations                                              43             45
   Current portion of long-term debt                                                         62             59
                                                                                   -------------  -------------
   Total current liabilities                                                             10,126         10,845
Capital lease obligations, net of current portion                                           110            132
Long-term debt, net of current portion                                                      426            457
Deferred rent, net of current portion                                                     1,876          2,027
                                                                                   -------------  -------------
   Total liabilities                                                                     12,538         13,461
                                                                                   -------------  -------------
Commitments and contingencies                                                                --             --

Shareholders' equity
   Common stock, par value $.001; 125,000 shares authorized;
      45,960 and 42,921 shares issued and outstanding                                        46             43
   Additional paid-in capital                                                           262,398        253,086
   Receivables from related parties, net                                                     --           (250)
   Accumulated other comprehensive income                                                   778          8,619
   Accumulated deficit                                                                 (248,681)      (239,634)
                                                                                   -------------  -------------
   Total shareholders' equity                                                            14,541         21,864
                                                                                   -------------  -------------
   Total liabilities and shareholders' equity                                     $      27,079  $      35,325
                                                                                   =============  =============

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)

                                                                               Three Months Ended       Six Months Ended
                                                                                   June 30,                June 30,
                                                                             ----------------------  ----------------------
                                                                                2007        2006        2007        2006
                                                                             ----------  ----------  ----------  ----------
Contract revenue                                                            $    2,219  $    1,335  $    4,121  $    3,116
Product revenue                                                                    443         571         776       1,262
                                                                             ----------  ----------  ----------  ----------
    Total revenue                                                                2,662       1,906       4,897       4,378
                                                                             ----------  ----------  ----------  ----------
Cost of contract revenue                                                         1,217         999       2,227       2,150
Cost of product revenue                                                            446       1,681         730       2,975
                                                                             ----------  ----------  ----------  ----------
    Total cost of revenue                                                        1,663       2,680       2,957       5,125
                                                                             ----------  ----------  ----------  ----------
Gross margin                                                                       999        (774)      1,940        (747)
                                                                             ----------  ----------  ----------  ----------

Research and development expense                                                 3,208       2,307       6,553       4,461
Sales, marketing, general and administrative expense                             4,087       4,675       7,637       9,414
Gain on disposal of fixed assets                                                    --          --          --        (198)
                                                                             ----------  ----------  ----------  ----------
    Total operating expenses                                                     7,295       6,982      14,190      13,677
                                                                             ----------  ----------  ----------  ----------
Loss from operations                                                            (6,296)     (7,756)    (12,250)    (14,424)
Interest income                                                                    152         119         334         248
Interest expense                                                                   (17)     (1,636)       (485)     (3,458)
Gain (loss) on derivative instruments, net                                      (1,940)      1,187      (2,592)      3,054
Other expense                                                                      (17)         --         (17)        (11)
                                                                             ----------  ----------  ----------  ----------
Net loss before Lumera transactions                                             (8,118)     (8,086)    (15,010)    (14,591)

Equity in losses of Lumera                                                          --          --          --        (290)
Gain on sale of investment in Lumera                                             5,963          --       5,963       7,270
                                                                             ----------  ----------  ----------  ----------
Net loss                                                                        (2,155)     (8,086)     (9,047)     (7,611)

Stated dividend on mandatorily redeemable convertible preferred stock               --         (16)         --         (59)
Accretion to par value of preferred stock                                           --         (37)         --        (138)
Inducement for conversion of preferred stock                                        --      (3,076)         --      (3,076)
                                                                             ----------  ----------  ----------  ----------
Net loss available for common shareholders                                  $   (2,155) $  (11,215) $   (9,047) $  (10,884)
                                                                             ==========  ==========  ==========  ==========

Net loss per share - basic and diluted                                      $    (0.05) $    (0.38) $    (0.21) $    (0.40)
                                                                             ==========  ==========  ==========  ==========

Weighted-average shares outstanding - basic and diluted                         43,572      29,192      43,336      27,216
                                                                             ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

                                                                               Three Months Ended       Six Months Ended
                                                                                   June 30,                June 30,
                                                                             ----------------------  ----------------------
                                                                                2007        2006        2007        2006
                                                                             ----------  ----------  ----------  ----------
Net loss                                                                    $   (2,155) $   (8,086) $   (9,047) $   (7,611)
                                                                             ----------  ----------  ----------  ----------
Other comprehensive gain (loss)
Unrealized gain (loss) on investment securities, available-for-sale                 47      (2,425)     (1,878)     10,782
Less: reclassification adjustment for gains realized in net income              (5,963)         --      (5,963)     (7,270)
                                                                             ----------  ----------  ----------  ----------
Net unrealized gain (loss)                                                      (5,916)     (2,425)     (7,841)      3,512
                                                                             ----------  ----------  ----------  ----------
Comprehensive loss                                                          $   (8,071) $  (10,511) $  (16,888) $   (4,099)
                                                                             ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

                                                                                            Six Months Ended
                                                                                               June 30,
                                                                                        ----------------------
                                                                                           2007        2006
                                                                                        ----------  ----------
Cash flows from operating activities
    Net loss                                                                           $   (9,047) $   (7,611)
    Adjustments to reconcile net loss to net cash used in operations:
        Depreciation                                                                          433         782
        Gain on disposal of fixed assets                                                       --        (198)
        Non-cash stock-based compensation expense                                             734         982
        Non-cash interest expense                                                             371       2,825
        Loss(gain) on derivative instruments                                                2,592      (3,055)
        Allowance for receivables from related parties                                         23          --
        Equity in losses of Lumera                                                             --         290
        Gain on sale of investment in Lumera                                               (5,963)     (7,270)
        Non-cash deferred rent                                                               (139)        (91)
            Change in:
            Accounts receivable, net                                                          (87)        568
            Costs and estimated earnings in excess of billings on uncompleted contracts      (129)        645
            Inventory                                                                         157          38
            Other current assets                                                              228        (493)
            Other assets                                                                      (11)         66
            Accounts payable                                                                 (128)     (1,285)
            Accrued liabilities                                                              (663)     (1,436)
            Billings in excess of costs and estimated earnings on uncompleted contracts        96          (1)
                                                                                        ----------  ----------
            Net cash used in operating activities                                         (11,533)    (15,244)
                                                                                        ----------  ----------
Cash flows from investing activities
    Sales of restricted investment securities                                                  --       1,100
    Purchases of restricted investment securities                                              --        (268)
    Decrease in restricted cash                                                                --         755
    Collections of receivables from related parties                                           227          --
    Sale of long-term investment - Lumera                                                   7,756      10,292
    Proceeds on sale of property and equipment                                                 --         200
    Purchases of property and equipment                                                      (520)     (1,934)
                                                                                        ----------  ----------
            Net cash provided by investing activities                                       7,463      10,145
                                                                                        ----------  ----------
Cash flows from financing activities
    Principal payments under capital leases                                                   (24)        (15)
    Principal payments under long-term debt                                                   (28)        (26)
    Increase in long-term debt                                                                 --         549
    Payments on notes payable                                                              (1,400)     (5,133)
    Increase in deferred rent                                                                  --         577
    Payment of preferred dividend                                                              --         (43)
    Net proceeds from issuance of common stock and warrants                                 7,146      23,467
                                                                                        ----------  ----------
            Net cash provided by financing activities                                       5,694      19,376
                                                                                        ----------  ----------
Net increase in cash and cash equivalents                                                   1,624      14,277
Cash and cash equivalents at beginning of period                                           14,552       6,860
                                                                                        ----------  ----------
Cash and cash equivalents at end of period                                             $   16,176  $   21,137
                                                                                        ==========  ==========
Supplemental disclosure of cash flow information
    Cash paid for interest                                                             $       63  $      546
                                                                                        ==========  ==========
Supplemental schedule of non-cash investing and financing activities
    Other non-cash additions to property and equipment                                 $      175  $       27
                                                                                        ==========  ==========

    Issuance of common stock for payment of principal and interest
      on senior secured exchangeable convertible notes                                 $    1,388  $       --
                                                                                        ==========  ==========

    Conversion of convertible debt into common stock                                   $       --         344
                                                                                        ==========  ==========

    Conversion of preferred stock into common stock                                    $       --       4,417
                                                                                        ==========  ==========

    Inducement for conversion of preferred stock                                       $       --  $    3,076
                                                                                        ==========  ==========

    Embedded derivative feature of preferred stock conversion                          $       --  $      401
                                                                                        ==========  ==========

The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

1. MANAGEMENT'S STATEMENT AND PRINCIPLES OF CONSOLIDATION

Management's Statement

The Consolidated Balance Sheet as of June 30, 2007, the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2007 and 2006 and the Consolidated Statement of Cash Flows for the six months ended June 30, 2007 and 2006 have been prepared by Microvision, Inc. (the "Company" or "Microvision") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at June 30, 2007 and the results of operations, comprehensive loss and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the SEC. You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

At June 30, 2007, Microvision had $16,176,000 in cash and cash equivalents. On June 21, 2007, Microvision called its publicly traded warrants. Under the terms of the warrants, the warrant holders had until July 6, 2007 to exercise their warrants or the warrants would expire. Microvision's June 30, 2007 cash balance includes $6,005,000 in gross proceeds for the exercise of 2,264,000 warrants. Microvision received an additional $28,087,000 from the exercise of 10,591,000 warrants subsequent to June 30, 2007. In addition, between March 31, 2007 and May 31, 2007, the Company sold approximately 1,513,000 shares of Lumera common stock for gross proceeds of $7,829,000. The remaining 237,000 shares of Lumera common stock that the Company owns had a market value of approximately $794,000 based on Lumera's closing stock price on July 31, 2007. Based on its current operating plan, the Company believes that it has sufficient cash to fund operations through at least 2008. Microvision may require additional cash to fund its operating plan past that time. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to Microvision on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, Microvision will be required to limit its operations substantially. This limitation of operations may include reductions in staff, operating costs and capital expenditures.

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

2. NET LOSS PER SHARE

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding. Potentially dilutive common stock equivalents primarily consist of convertible debt, convertible preferred stock, warrants and employee stock options. Diluted net loss per share for the three and six months ended June 30, 2007 and 2006 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including convertible debt, convertible preferred stock, options and warrants is anti-dilutive. The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

                                                                              Three Months Ended           Six Months Ended
                                                                                  June 30,                   June 30,
                                                                          --------------------------  --------------------------
                                                                              2007          2006          2007          2006
                                                                          ------------  ------------  ------------  ------------
Numerator:
Net loss available for common shareholders - basic and diluted           $     (2,155) $    (11,215) $     (9,047) $    (10,884)
                                                                          ============  ============  ============  ============

Denominator:
Weighted-average common shares outstanding - basic and diluted                 43,572        29,192        43,336        27,216
                                                                          ============  ============  ============  ============

Net loss per share - basic and diluted                                   $      (0.05) $      (0.38) $      (0.21) $      (0.40)
                                                                          ============  ============  ============  ============

On June 30, 2007, the Company excluded the following convertible securities from diluted net loss per share as the effect of including them would have been anti-dilutive: outstanding publicly traded warrants convertible into 10,636,000 shares of common stock and options and private warrants convertible into a total of 10,089,000 shares of common stock.

3. INVENTORY

Inventory at June 30, 2007 and December 31, 2006 consisted of the following:

                                                                            June 30,     December 31,
                                                                              2007          2006
                                                                          ------------  ------------
Raw materials                                                            $     20,000  $    146,000
Work-in-process                                                                32,000            --
Finished goods                                                                834,000       897,000
                                                                          ------------  ------------
                                                                         $    886,000  $  1,043,000
                                                                          ============  ============

The inventory at June 30, 2007 and December 31, 2006 consisted of raw materials, work-in-process, and finished goods for ROV™ and Flic ®, the Company's hand-held bar code scanners. Inventory is stated at the lower of cost or market, with cost determined on a weighted-average basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, Microvision reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through normal production during the next twelve months.

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

                                                                             Three Months Ended            Six Months Ended
                                                                                 June 30,                    June 30,
                                                                          --------------------------  --------------------------
                                                                              2007          2006          2007          2006
                                                                          ------------  ------------  ------------  ------------
Cost of contract revenue                                                 $     39,000  $     28,000  $     62,000  $     49,000
Cost of product revenue                                                            --        34,000         8,000        50,000
Research and development expense                                               67,000        73,000       148,000       110,000
Sales, marketing, general and administrative expense                          300,000       430,000       478,000       773,000
                                                                          ------------  ------------  ------------  ------------
Share-based employee compensation cost charged against income            $    406,000  $    565,000  $    696,000  $    982,000
                                                                          ============  ============  ============  ============

Options Activity and Positions

The following table summarizes shares, weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2007:

                                                                  Weighted
                                                                  Average
                                                      Weighted   Remaining
                                                       Average  Contractual   Aggregate
                                                      Exercise      Term      Intrinsic
Options                                  Shares         Price     (years)       Value
---------------------------------------- -----------  --------- ------------  ----------
Outstanding as of June 30, 2007           5,689,000  $    4.39          7.4  $8,719,000

Exercisable as of June 30, 2007           2,226,000  $    5.81          5.9  $3,381,000

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

In April 2007, the Company granted a total of 560,000 options to five employees and officers in connection with the Company's annual reviews. The options were granted at market with an exercise price of $4.39, vest 25% on each annual anniversary of the date of grant, and expire 10 years from the date of grant.

As of June 30, 2007, the Company's unamortized share-based compensation was $5,533,000. The Company plans to amortize this share-based compensation cost over the next 2.8 years.

5. LONG-TERM NOTES

Convertible Notes

The following table summarizes the activity related to the Company's convertible notes during the six months ended June 30, 2007 (in thousands):

                                                                                             Embedded    Common
                                                                                            derivative  stock and
                                                                        Notes    Warrants    feature      APIC
                                                                      ---------  ---------  ----------  ---------
Balances at December 31, 2006                                        $   2,418  $   2,572  $       68  $   7,688
Principal payments on notes                                             (2,767)        --          --         --
Discount accretion for the six months ended June 30, 2007                  349         --          --         --
Changes in market value for the six months ended June 30, 2007              --      2,420         (68)        --
                                                                      ---------  ---------  ----------  ---------
Balance of notes at June 30, 2007                                    $      --  $   4,992  $       --  $   7,688
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

The Company issued warrants to purchase 2,302,000 shares of common stock in connection with the issuance of the convertible notes. The warrants met the definition of derivative instruments that must be accounted for as liabilities under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because the Company cannot engage in certain corporate transactions affecting the common stock unless the Company makes a cash payment to the holders of the warrants. The Company records changes in the fair values of the warrants in the statement of operations each period. The Company valued the warrants at June 30, 2007 using the Black-Scholes option-pricing model with the following assumptions: expected volatilities of 68%; expected dividend yields of 0%; risk free interest rates of 4.9%; and contractual lives ranging from 1.1 years to 3.4 years. The changes in value of the warrants of $1,860,000 and $2,420,000 for the three and six months ended June 30, 2007, respectively, were recorded as non-operating losses and are included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

Tenant Improvement Loan Agreement

In February 2006, the Company entered into a loan agreement with the lessor of the Company's corporate headquarters to finance $536,000 in tenant improvements. The loan carries a fixed interest rate of 9% per annum, is repayable over the initial term of the lease, which expires in 2013, and is secured by a letter of credit. The balance of the loan, including interest added to principal, was $488,000 at June 30, 2007.

6. RECEIVABLES FROM RELATED PARTIES

In 2000, the Board of Directors authorized the Company to provide unsecured lines of credit to each of the Company's then three senior officers. The limit of the line of credit was three times the executives' base salary less any amounts outstanding under the Executive Option Exercise Note Plan. In 2001 and 2002, the Board of Directors authorized additions totaling $700,000, to the limit for one senior officer. The lines of credit carry interest rates of 5.4% to 6.2%. The lines of credit must be repaid within one year of the senior officer's termination or within thirty days of demand by the Company in the event of a plan termination, provided that in the event of such a demand the senior officer may elect to deliver a promissory note with a one-year term in lieu of payment.

In 2002, the Company determined that certain of its senior officers may have insufficient net worth and short-term earnings potential to repay loans outstanding under the Company's lines of credit. In 2002 and 2003, the Company recorded allowances for doubtful accounts for receivables from senior officers totaling $900,000.

In January 2006, two of the senior officers with outstanding loans left the Company. Because the lines of credit were not fully secured and collection was uncertain, the Company recorded an additional allowance of $1,031,000 in December 2005. In accordance with the terms, the loans were due in January 2007. Neither of the officers has repaid their loans. One of the officers pledged 50,000 shares of Lumera common stock as collateral for the loans. In May 2007, the Company foreclosed on the collateral and sold the shares for net proceeds of $227,000. The Company is pursuing collection of the remaining outstanding balances. As a result of a review of the financial position of the former executives and the potential difficulty in collecting loans from former employees, the Company recorded additional allowances for doubtful accounts for the receivables from senior officers of $542,000 and $23,000 during 2006 and 2007, respectively.

As of June 30, 2007 and December 31, 2006, the total amount outstanding under the lines of credit was $2,496,000 and $2,723,000, respectively. As of June 30, 2007 and December 31, 2006, the allowance for receivables from related parties was $2,496,000 and $2,473,000, respectively.

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

Between March 31, 2007 and May 31, 2007, the Company sold 1,513,000 shares of Lumera common stock for gross proceeds of $7.8 million. Microvision recorded a gain of $6.0 million in "Realized gain on sale of investment in Lumera" for the three months ended June 30, 2007 as a result of these sales.

As of June 30, 2007, the Company owned 237,000 shares of Lumera common stock that were valued at $1,059,000 and were classified as "Investment securities, available-for-sale." The cost, net unrealized gain and estimated fair market value of the shares of Lumera common stock as of June 30, 2007, are shown below (in thousands):

                                                   Net      Estimated
                                                Unrealized     Fair
                                       Cost        Gain       Value
                                     ---------  ----------  ----------
Lumera common stock                 $     281  $      778  $    1,059
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

At June 30, 2007, the warrant was revalued using the Black-Scholes option- pricing model with the following assumptions; expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.9%; and contractual life of 3.7 years. The fair value of the warrant decreased to $355,000 at June 30, 2007 from $595,000 at December 31, 2006, and the changes in value for the three and six months ended June 30, 2007 of $80,000 and $240,000, respectively, were recorded as non-operating losses and are included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

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

Historically, the Company's tax provision for financial statement purposes and the actual tax returns have been prepared using consistent methodologies. There were no material unrecognized tax benefits as of December 31, 2006. Due to the Company's Net Operating Loss Carryforwards and research and development credits, any future adjustments to the unrecognized tax benefit will have no impact on the Company's effective tax rate due to the valuation allowance which fully offsets all tax benefits. For the quarter ended June 30, 2007, the unrecognized tax benefit did not change significantly. The Company does not expect the unrecognized tax benefit to change significantly during the next twelve months. Any interest and penalties incurred on the settlement of outstanding tax positions would be recorded as a component of interest expense.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's Federal and state taxes for the years 2000 through 2006 are subject to examination. As of June 30, 2007, the Company believes assessments that may possibly arise will likely be immaterial to its financial statements.

9. SUBSEQUENT EVENT

On June 21, 2007, Microvision called its publicly traded warrants. Under the terms of the warrants, the warrant holders had until July 6, 2007 to exercise their warrants or the warrants would expire. Microvision's June 30, 2007 cash balance includes $6,005,000 in gross proceeds for the exercise of 2,264,000 warrants. Microvision received an additional $28,087,000 from the exercise of 10,591,000 warrants subsequent to June 30, 2007. In addition, 45,000 warrants expired unexercised.

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

Results of Operations

Contract revenue.

                                                  % of                  % of
                                                contract              contract
                                       2007      revenue     2006      revenue   $ change  % change
(in thousands)                       ---------  ---------  ---------  ---------  --------- ---------
Three months ended June 30
Government revenue                  $   1,370       61.7  $     535       40.1  $     835     156.1
Commercial revenue                        849       38.3        800       59.9         49       6.1
                                     ---------             ---------             ---------
Total contract revenue              $   2,219             $   1,335             $     884      66.2
                                     =========             =========             =========

Six months ended June 30
Government revenue                  $   2,979       72.3  $   2,010       64.5  $     969      48.2
Commercial revenue                      1,142       27.7      1,106       35.5         36       3.3
                                     ---------             ---------             ---------
Total contract revenue              $   4,121             $   3,116             $   1,005      32.3
                                     =========             =========             =========

We earn contract revenue from performance on development contracts with the United States government and commercial customers.

Our contract revenue in a particular period is dependent upon when we enter into a contract, the value of the contracts we have entered into, and the availability of technical resources to perform work on the contracts. Contract revenue was higher during the three and six months ended June 30, 2007 than the same periods in 2006, due to higher beginning contract backlog.

In March 2007, we announced a contract with a leading Tier 1 automotive supplier to develop projection-based display solutions based on our PicoP(TM).

In May 2007, we announced a $3.2 million one year contract with the U. S. Air Force to provide a prototype lightweight see-through full-color eyewear display.

As long as most of our revenue is earned from performance on development contracts, we believe there may be a high degree of variability in revenue from quarter to quarter.

Our backlog of development contracts at June 30, 2007 was $7.4 million compared to $1.1 million at June 30, 2006, all of which is scheduled for completion during the next twelve months.

Product revenue.

                                                  % of                  % of
                                                 product               product
                                       2007      revenue     2006      revenue   $ change  % change
(in thousands)                       ---------  ---------  ---------  ---------  --------- ---------
Three months ended June 30
Flic revenue                        $     443      100.0  $     527       92.3  $     (84)    (15.9)
Nomad revenue                              --         --         44        7.7        (44)   (100.0)
                                     ---------             ---------             ---------
Total product revenue               $     443             $     571             $    (128)    (22.4)
                                     =========             =========             =========

Six months ended June 30
Flic revenue                        $     726       93.6  $   1,184       93.8  $    (458)    (38.7)
Nomad revenue                              50        6.4         78        6.2        (28)    (35.9)
                                     ---------             ---------             ---------
Total product revenue               $     776             $   1,262             $    (486)    (38.5)
                                     =========             =========             =========

Our quarterly revenue may vary substantially due to the timing of product orders from customers, production constraints and raw material availability.

In May 2007, we announced the launch of ROV, our new bar code scanner product. The ROV is based on our proprietary MEMS technology. We plan for ROV to be manufactured by our contract manufacturing partner in Malaysia.

Flic revenue for both the three and six months ended June 30, 2007 was lower than the same period in 2006. We believe that many of our customers are waiting for the availability of ROV before placing orders. We plan to begin commercial shipments of ROV during the third quarter 2007.

The backlog of product orders at June 30, 2007 was approximately $292,000, compared to $381,000 at June 30, 2006, all of which is scheduled for delivery during the next twelve months. We have not yet taken orders for the ROV product.

Cost of contract revenue.

                                                  % of                  % of
                                                contract              contract
                                       2007      revenue     2006      revenue   $ change  % change
(in thousands)                       ---------  ---------  ---------  ---------  --------- ---------
Three months ended June 30          $   1,217       54.8  $     999       74.8  $     218      21.8
Six months ended June 30                2,227       54.0      2,150       69.0         77       3.6

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

The cost of contract revenue as a percentage of revenue was lower for both the three and six month ended June 30, 2007 than the same period in 2006. This improvement is a result of negotiating better terms on contracts entered into in late 2006 and early 2007. We target a gross margin for each contract of at least 40%; however, the gross margin can vary based on the technical challenges encountered in completing the contract.

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

Cost of product revenue.

                                                  % of                  % of
                                                 product               product
                                       2007      revenue     2006      revenue   $ change  % change
(in thousands)                       ---------  ---------  ---------  ---------  --------- ---------
Three months ended June 30          $     446      100.7  $   1,681      294.4  $  (1,235)    (73.5)
Six months ended June 30                  730       94.1      2,975      235.7     (2,245)    (75.5)

Cost of product revenue includes both the direct and allocated indirect costs of manufacturing Flics sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of Flic. Indirect costs include labor and other costs associated with operating our manufacturing capabilities and capacity.

Our overhead, which includes the costs of procuring, inspecting and storing material, facility and depreciation costs, is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the proportion of direct material purchased for the respective activity. During the three months ending June 30, 2007 and 2006, we expensed approximately $57,000 and $565,000, respectively, of manufacturing overhead associated with production capacity in excess of production requirements.

The decline in cost of product revenue as a percentage of product revenue for the three and six months ended June 30, 2007 compared to the previous year is attributable to the following factors:

  The decision in June 2006 to no longer support the Nomad product line. During the three and six months ended June 30, 2006 we recorded expenses of $659,000 and $1.2 million associated with the Nomad product line that were not repeated in 2007.
  Reduced direct cost and overhead on the Flic product line resulting in a savings of approximately 93% and 48% for the three and six months ended June 30, 2007 compared to the same period in 2006.

We expect that cost of product revenue on an absolute dollar basis will increase in the future. This increase will likely result from expected sales of commercial products. The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix, the level of overhead expense and the volume of direct materials purchased.

Research and development expense.

                                       2007       2006     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended June 30          $   3,208  $   2,307  $     901       39.1
Six months ended June 30                6,553      4,461      2,092       46.9

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

Sales, marketing, general and administrative expense.

                                       2007       2006     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended June 30          $   4,087  $   4,675  $    (588)     (12.6)
Six months ended June 30                7,637      9,414     (1,777)     (18.9)

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

Interest expense.

                                       2007       2006     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended June 30          $      17  $   1,636  $  (1,619)     (99.0)
Six months ended June 30                  485      3,458     (2,973)     (86.0)

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

Gain (loss) on derivative instruments, net.

                                       2007       2006     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended June 30          $  (1,940) $   1,187  $  (3,127)    (263.4)
Six months ended June 30               (2,592)     3,054     (5,646)    (184.9)

In connection with the issuance of our Notes, we concluded that the note holders' right to convert all or a portion of the Notes into our common stock is an embedded derivative instrument as defined by FAS 133, Accounting for Derivative Instruments and Hedging Activities. We determine the value of the derivative features at each balance sheet date using the Black-Scholes option-pricing model. Due to the retirement of our Notes in March 2007, the value of the derivative feature decreased to zero. The changes in value of $0 and $68,000 for the three and six months ended June 30, 2007, respectively, were recorded as non-operating gains and are included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

We issued warrants to purchase 2,302,000 shares of common stock in connection with the issuance of the Notes. The warrants met the definition of derivative instruments that must be accounted for as liabilities under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because we cannot engage in certain corporate transactions affecting the common stock unless we make a cash payment to the holders of the warrants. We record changes in the fair values of the warrants in the statement of operations each period. We valued the warrants at June 30, 2007 using the Black-Scholes option-pricing model with the following assumptions: expected volatilities of 68%; expected dividend yields of 0%; risk free interest rates of 4.9%; and contractual lives ranging from 1.1 years to 3.4 years. The changes in value of the warrants of $1,860,000 and $2,420,000 for the three and six months ended June 30, 2007, respectively, were recorded as non-operating losses and are included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

In January 2006, we sold 2.6 million shares of our Lumera common stock for $10.3 million. As a result of the reduction in ownership, we changed to the cost basis of accounting for our investment in Lumera in accordance with FAS 115. In connection with the change in accounting method, we recorded $476,000 in "Other current assets" for the fair value of warrants previously received to purchase 170,500 shares of Lumera common stock. On the transaction date, the warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.55%; and contractual life of 5.1 years. Changes in the fair value of the warrants are recorded in the statement of operations each period. As of June 30, 2007, the warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatilities of 83%; expected dividend yields of 0%; risk free interest rates of 4.9%; and contractual lives of 3.7 years. As of June 30, 2007, the fair value of the warrants decreased to $355,000 at June 30, 2007 from $595,000 at December 31, 2006, and the changes in value of $80,000 and $240,000 for the three and six months ended June 30, 2007, respectively, were recorded as non-operating losses and are included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

Equity in losses of Lumera and Gain on sale of investment in Lumera.

Equity in losses of Lumera:

                                       2007       2006     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended June 30          $      --  $      --  $      --         n/a
Six months ended June 30                   --       (290)       290     (100.0)

Gain on sale of investment in Lumera:

                                       2007       2006     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended June 30          $   5,963  $      --  $   5,963         n/a
Six months ended June 30                5,963      7,270     (1,307)     (18.0)

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

Between March 31, 2007 and May 31, 2007, we sold 1,513,000 shares of Lumera common stock for gross proceeds of $7.8 million. We continue to own 237,000 shares of Lumera common stock that have a market value of approximately $794,000 based on Lumera's closing stock price on July 31, 2007.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, convertible debt, warrants and, to a lesser extent, from development contract revenues and product sales. At June 30, 2007, we had $16.2 million in cash and cash equivalents. On June 21, 2007, we exercised our right to call our publicly traded warrants. Under the terms of the publicly traded warrants, the warrant holders had until July 6, 2007 to exercise their warrants or the warrants would expire. Our June 30, 2007 cash balance includes $6,005,000 in gross proceeds for the exercise of 2,264,000 warrants. We received an additional $28,087,000 from the exercise of 10,591,000 publicly traded warrants subsequent to June 30, 2007. In addition, between March 31, 2007 and May 31, 2007, we sold approximately 1,513,000 shares of Lumera common stock for gross proceeds of $7,829,000. We continue to own 237,000 shares of Lumera common stock that had a market value of approximately $794,000 based on Lumera's closing stock price on July 31, 2007. Based on our current operating plan, we believe we have sufficient cash to fund operations through at least 2008. We may require additional cash to fund our operating plan past that time. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available to satisfy either short- term or long-term capital requirements, we will be required to limit our operations substantially. This limitation of operations may include reductions in staff, operating costs and capital expenditures.

Cash used in operating activities totaled $11.5 million during the six months ended June 30, 2007, compared to $15.2 million during the same period in 2006. In both periods, cash used in operating activities for both periods resulted primarily from the loss from operations.

Cash provided by investing activities totaled $7.5 million during the six months ended June 30, 2007, compared to cash provided by investing activities of $10.1 million during the same period of 2006. In January 2006, we sold 2.6 million shares of our Lumera common stock for $10.3 million. During the second quarter of 2007, we sold 1.5 million shares of Lumera common stock for $7.8 million. In addition, we used cash of $520,000 for capital expenditures during the six months ended June 30, 2007, compared to $1.9 million during the same period in 2006. Capital expenditures include leasehold improvements to leased office space and computer hardware and software, laboratory equipment and furniture and fixtures to support operations. The decrease is due to the absence of expenditures for leasehold improvements to our new facility in 2006.

Cash provided by financing activities totaled $5.7 million during the six months ended June 30, 2007, compared to cash provided by financing activities of $19.4 million during the same period in 2006.

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

Cash and cash equivalents were $16.2 million as of June 30, 2007. On June 21, 2007, we exercised our right to call our publicly traded warrants. Under the terms of the publicly traded warrants, the warrant holders had until July 6, 2007 to exercise their warrants or the warrants would expire. Our June 30, 2007 cash balance includes $6,005,000 in gross proceeds for the exercise of 2,264,000 warrants. We received an additional $28,087,000 from the exercise of 10,591,000 publicly traded warrants subsequent to June 30, 2007.

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

  As of June 30, 2007, we had an accumulated deficit of $248.7 million.
  We incurred consolidated net losses of $187.5 million from inception through 2004, $28.2 million in 2005, $24.0 million in 2006, and consolidated net loss of $9.0 million in the six months ended June 30, 2007.

The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered by companies formed to develop and market new technologies. In particular, our operations to date have focused primarily on research and development of our PicoP technology and development of demonstration units. We are unable to accurately estimate future revenues and operating expenses based upon historical performance.

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

We may require additional capital to fund our operations and to implement our business plan. If we do not obtain additional capital, we may be required to curtail our operations substantially. Raising additional capital may dilute the value of current shareholders' shares.

Based on our current operating plan, we believe we have sufficient cash to fund operations through at least 2008. We may require additional cash to fund our operating plan past that time. We may require additional capital in the future to fund our operations, including to:

  Further develop the PicoP technology,
  Develop and protect our intellectual property rights, and
  Fund long-term marketing and business development opportunities.

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

Additional capital may not be available to us, or if available, on terms acceptable to us or on a timely basis. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of current shareholders' shares. If adequate funds are not available to satisfy long-term capital requirements, we may be required to limit our operations substantially. This limitation of operations may include reductions in staff and operating costs as well as reductions in capital expenditures and investment in research and development.

We cannot be certain that the PicoP technology or products incorporating this technology will achieve market acceptance. If the PicoP technology does not achieve market acceptance, our revenues may not grow.

Our success will depend in part on customer acceptance of the PicoP technology. The PicoP technology may not be accepted by manufacturers who use display technologies in their products, by systems integrators who incorporate our products into their products or by end users of these products. To be accepted, the PicoP technology must meet the expectations of our potential customers in the defense, industrial, medical and consumer markets. If our technology fails to achieve market acceptance, we may not be able to continue to develop the PicoP technology.

It may become more difficult to sell our stock in the public market.

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity for our common stock. If our common stock were not listed on the Capital Market or an exchange, trading of our common stock would be conducted in the over-the- counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market- making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. During all four quarters of 2006, and the first two quarters of 2007, the market price of our stock traded below $5.00 per share. On July 31, 2007, the closing price of our stock was $5.12.

Our lack of financial and technical resources relative to our competitors may limit our revenues, potential profits, overall market share or value.

Our current products and potential future products will compete with established manufacturers of existing products and companies developing new technologies. Many of our competitors have substantially greater financial, technical and other resources than we have. Because of their greater resources, our competitors may develop products or technologies that are superior to our own. The introduction of superior competing products or technologies could result in reduced revenues, lower margins or loss of market share, any of which could reduce the value of our business.

We may not be able to keep up with rapid technological change and our financial results may suffer.

The information display industry has been characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards. Our success will depend upon our ability to further develop the PicoP technology and to cost effectively introduce new products and features in a timely manner to meet evolving customer requirements and compete with competitors' product advances.

We may not succeed in these efforts because of:

  delays in product development,
  lack of market acceptance for our products, or
  lack of funds to invest in product development and marketing.

The occurrence of any of the above factors could result in decreased revenues, market share and value.

We could face lawsuits related to our use of the PicoP technology or other technologies. Defending these suits would be costly and time consuming. An adverse outcome in any such matter could limit our ability to commercialize our technology and products, reduce our revenues and increase our operating expenses.

We are aware of several patents held by third parties that relate to certain aspects of PicoP displays and image capture products. These patents could be used as a basis to challenge the validity, limit the scope or limit our ability to obtain additional or broader patent rights of our patents or patents we have licensed. A successful challenge to the validity of our patents or patents we have licensed could limit our ability to commercialize the PicoP technology and other technologies and, consequently, materially reduce our revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us with respect to current and future technology. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually be issued with claims that will be infringed by our products or the PicoP technology. The defense and prosecution of a patent suit would be costly and time consuming, even if the outcome were ultimately favorable to us. An adverse outcome in the defense of a patent suit could subject us to significant cost, to require others and us to cease selling products that incorporate PicoP technology, to cease licensing PicoP technology or to require disputed rights to be licensed from third parties. Such licenses, if available, would increase our operating expenses. Moreover, if claims of infringement are asserted against our future co- development partners or customers, those partners or customers may seek indemnification from us for damages or expenses they incur.

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

Products incorporating PicoP display technology could become subject to new health and safety regulations that would reduce our ability to commercialize the PicoP display technology. Compliance with any such new regulations would likely increase our cost to develop and produce products using the PicoP display technology and adversely affect our financial results.

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
  foreign taxes;
  changes in tariff rates or other trade and monetary policies; and
  changes or volatility in currency exchange rates.

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

Our success will depend, in part, on our ability to secure significant third party manufacturing resources.

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

Intellectual property protection for our products is important and uncertain. If we do not obtain effective intellectual property protection for our products, processes and technology, we may be subject to increased competition. Our commercial success will depend in part on our ability and the ability of the University of Washington and our other licensors to maintain the proprietary nature of the PicoP display and other key technologies by securing valid and enforceable patents and effectively maintaining unpatented technology as trade secrets. We try to protect our proprietary technology by seeking to obtain United States and foreign patents in our name, or licenses to third-party patents, related to proprietary technology, inventions, and improvements that may be important to the development of our business. However, our patent position and the patent position of the University of Washington and other licensors involve complex legal and factual questions. The standards that the United States Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. Additionally, the scope of patents are subject to interpretation by courts and their validity can be subject to challenges and defenses, including challenges and defenses based on the existence of prior art. Consequently, we cannot be certain as to the extent to which we will be able to obtain patents for our new products and technology or the extent to which the patents that we already own or license from others protect our products and technology. Reduction in scope of protection or invalidation of our licensed or owned patents, or our inability to obtain new patents, may enable other companies to develop products that compete with ours on the basis of the same or similar technology.

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

We may be subject to product liability claims if any of our product applications are alleged to be defective or cause harmful effects. For example, because our PicoP displays are designed to scan a low power beam of colored light into the user's eye, the testing, manufacture, marketing and sale of these products involve an inherent risk that product liability claims will be asserted against us. Product liability claims or other claims related to our products, regardless of their outcome, could require us to spend significant time and money in litigation, divert management time and attention, require us to pay significant damages, harm our reputation or hinder acceptance of our products. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products.

We rely heavily on a limited number of development contracts with the U.S. government, which are subject to immediate termination by the government for convenience at any time, and the termination of one or more of these contracts could have a material adverse impact on our operations.

During the first six months of 2007 and the full year of 2006, 61% and 51%, respectively, of our revenue was derived from performance on a limited number of development contracts with the U.S. government. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues. Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors continuously engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. Our contracts with the government are subject to immediate termination by the government for convenience at any time. The government may choose to use contractors with competing display technologies or it may decide to discontinue any of our programs altogether. In addition, those development contracts that we do obtain require ongoing compliance with applicable government regulations. Termination of our development contracts, a shift in government spending to other programs in which we are not involved, a reduction in government spending generally, or our failure to meet applicable government regulations could have severe consequences for our results of operations.

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

Our revenues to date have been derived principally from product development research relating to defense applications of the PicoP display technology. We believe that development programs and sales of potential products in this market will represent a significant portion of our future revenues. Developments that adversely affect the defense sector, including delays in government funding and a general economic downturn, could cause our revenues to decline substantially.

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

Our strategy for commercializing the PicoP technology and products incorporating the PicoP technology includes entering into cooperative development, manufacturing, sales and marketing arrangements with corporate partners, original equipment manufacturers and other third parties. We cannot be certain that we will be able to negotiate arrangements on acceptable terms, if at all, or that these arrangements will be successful in yielding commercially viable products. If we cannot establish these arrangements, we would require additional capital to undertake such activities on our own and would require extensive manufacturing, sales and marketing expertise that we do not currently possess and that may be difficult to obtain. In addition, we could encounter significant delays in introducing the PicoP technology or find that the development, manufacture or sale of products incorporating the PicoP technology would not be feasible. To the extent that we enter into cooperative development, sales and marketing or other joint venture arrangements, our revenues will depend upon the performance of third parties. We cannot be certain that any such arrangements will be successful.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Shareholder's Meeting was held on June 13, 2007. The following proposals were introduced and voted on:

Proposal No. 1 - Election of Directors

Name	Votes For	Votes Withheld
Alexander Tokman	39,254,335	252,715
Richard A. Cowell	39,173,403	333,647
Slade Gorton	39,138,036	369,014
Mark Onetto	39,174,636	332,411
Jeanette Horan	39,186,974	320,076
Brian Turner	39,178,768	328,282

Proposal No. 2 - Ratification of the Selection of Independent Registered Public Accounting Firm

For	Against	Abstain
39,233,477	220,046	53,527

ITEM 6. Exhibits

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
Date: August 2, 2007	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2007	BY:	/s/ Jeff Wilson
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