Form 10-Q
period 2007-09-30
MICROVISION INC
filed 2007-11-02
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

      As of October 31, 2007, 56,725,000 shares of the Company's common stock, $0.001 par value, were outstanding.

Microvision, Inc.
Consolidated Balance Sheet
(In thousands, except per share data)
(Unaudited)

                                                                                   September 30,   December 31,
                                                                                       2007           2006
                                                                                   -------------  -------------
Assets
Current assets
   Cash and cash equivalents                                                      $      18,484  $      14,552
   Investment securities, available-for-sale                                             21,940             --
   Accounts receivable, net of allowances of $182 and $216                                  842          1,166
   Costs and estimated earnings in excess of billings on uncompleted contracts            1,261            565
   Inventory                                                                              1,024          1,043
   Current restricted investments in Lumera                                                  --         10,693
   Other current assets                                                                   1,362          1,986
                                                                                   -------------  -------------
   Total current assets                                                                  44,913         30,005

Property and equipment, net                                                               4,124          4,011
Restricted investments                                                                    1,329          1,268
Other assets                                                                                 49             41
                                                                                   -------------  -------------
   Total assets                                                                   $      50,415  $      35,325
                                                                                   =============  =============

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                               $       1,914  $       1,785
   Accrued liabilities                                                                    3,063          3,698
   Billings in excess of costs and estimated earnings on uncompleted contracts              309            200
   Liability associated with common stock warrants                                        4,065          2,572
   Liability associated with embedded derivative feature                                     --             68
   Current portion of notes payable                                                          --          2,418
   Current portion of capital lease obligations                                              45             45
   Current portion of long-term debt                                                         63             59
                                                                                   -------------  -------------
   Total current liabilities                                                              9,459         10,845
Capital lease obligations, net of current portion                                            98            132
Long-term debt, net of current portion                                                      409            457
Deferred rent, net of current portion                                                     1,799          2,027
                                                                                   -------------  -------------
   Total liabilities                                                                     11,765         13,461
                                                                                   -------------  -------------
Commitments and contingencies

Shareholders' equity
   Common stock, par value $.001; 125,000 shares authorized;
      56,725 and 42,921 shares issued and outstanding                                        57             43
   Additional paid-in capital                                                           291,713        253,086
   Receivables from related parties, net                                                     --           (250)
   Accumulated other comprehensive income                                                   279          8,619
   Accumulated deficit                                                                 (253,399)      (239,634)
                                                                                   -------------  -------------
   Total shareholders' equity                                                            38,650         21,864
                                                                                   -------------  -------------
   Total liabilities and shareholders' equity                                     $      50,415  $      35,325
                                                                                   =============  =============

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)

                                                                               Three Months Ended       Nine Months Ended
                                                                                   September 30,           September 30,
                                                                             ----------------------  ----------------------
                                                                                2007        2006        2007        2006
                                                                             ----------  ----------  ----------  ----------
Contract revenue                                                            $    2,301  $      541  $    6,422  $    3,657
Product revenue                                                                    298         282       1,074       1,544
                                                                             ----------  ----------  ----------  ----------
    Total revenue                                                                2,599         823       7,496       5,201
                                                                             ----------  ----------  ----------  ----------
Cost of contract revenue                                                         1,349         343       3,576       2,493
Cost of product revenue                                                            404         675       1,134       3,650
                                                                             ----------  ----------  ----------  ----------
    Total cost of revenue                                                        1,753       1,018       4,710       6,143
                                                                             ----------  ----------  ----------  ----------
Gross margin                                                                       846        (195)      2,786        (942)
                                                                             ----------  ----------  ----------  ----------

Research and development expense                                                 3,694       2,855      10,247       7,316
Sales, marketing, general and administrative expense                             3,691       3,652      11,328      13,066
Gain on disposal of fixed assets                                                    --          --          --        (198)
                                                                             ----------  ----------  ----------  ----------
    Total operating expenses                                                     7,385       6,507      21,575      20,184
                                                                             ----------  ----------  ----------  ----------
Loss from operations                                                            (6,539)     (6,702)    (18,789)    (21,126)
Interest income                                                                    526         236         860         484
Interest expense                                                                   (14)     (1,346)       (499)     (4,804)
Gain (loss) on derivative instruments, net                                         883         125      (1,709)      3,179
Other expense                                                                       (8)         (5)        (25)        (16)
                                                                             ----------  ----------  ----------  ----------
Net loss before Lumera transactions                                             (5,152)     (7,692)    (20,162)    (22,283)

Equity in losses of Lumera                                                          --          --          --        (290)
Gain on sale of investment in Lumera                                               434          --       6,397       7,270
                                                                             ----------  ----------  ----------  ----------
Net loss                                                                        (4,718)     (7,692)    (13,765)    (15,303)

Stated dividend on mandatorily redeemable convertible preferred stock               --          --          --         (59)
Accretion to par value of preferred stock                                           --          --          --        (138)
Inducement for conversion of preferred stock                                        --          --          --      (3,076)
                                                                             ----------  ----------  ----------  ----------
Net loss available for common shareholders                                  $   (4,718) $   (7,692) $  (13,765) $  (18,576)
                                                                             ==========  ==========  ==========  ==========

Net loss per share - basic and diluted                                      $    (0.08) $    (0.20) $    (0.29) $    (0.60)
                                                                             ==========  ==========  ==========  ==========

Weighted-average shares outstanding - basic and diluted                         56,236      38,437      47,683      30,997
                                                                             ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

                                                                               Three Months Ended       Nine Months Ended
                                                                                   September 30,           September 30,
                                                                             ----------------------  ----------------------
                                                                                2007        2006        2007        2006
                                                                             ----------  ----------  ----------  ----------
Net loss                                                                    $   (4,718) $   (7,692) $  (13,765) $  (15,303)
                                                                             ----------  ----------  ----------  ----------
Other comprehensive gain (loss)
Unrealized gain (loss) on investment securities, available-for-sale                (65)     (2,362)     (1,943)      8,420
Less: reclassification adjustment for gains realized in net income                (434)         --      (6,397)     (7,270)
                                                                             ----------  ----------  ----------  ----------
Net unrealized gain (loss)                                                        (499)     (2,362)     (8,340)      1,150
                                                                             ----------  ----------  ----------  ----------
Comprehensive loss                                                          $   (5,217) $  (10,054) $  (22,105) $  (14,153)
                                                                             ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                        ----------------------
                                                                                           2007        2006
                                                                                        ----------  ----------
Cash flows from operating activities
    Net loss                                                                           $  (13,765) $  (15,303)
    Adjustments to reconcile net loss to net cash used in operations:
        Depreciation                                                                          653         993
        Gain on disposal of fixed assets                                                       --        (198)
        Non-cash stock-based compensation expense                                           1,327       1,467
        Non-cash interest expense                                                             371       4,011
        Loss(gain) on derivative instruments                                                1,710      (3,179)
        Allowance for receivables from related parties                                         23          --
        Equity in losses of Lumera                                                             --         290
        Gain on sale of investment in Lumera                                               (6,397)     (7,270)
        Non-cash deferred rent                                                               (207)       (162)
            Change in:
            Accounts receivable, net                                                          324         603
            Costs and estimated earnings in excess of billings on uncompleted contracts      (696)        485
            Inventory                                                                          19        (271)
            Other current assets                                                              391          57
            Other assets                                                                       (8)         81
            Accounts payable                                                                  243      (1,623)
            Accrued liabilities                                                              (683)     (1,395)
            Billings in excess of costs and estimated earnings on uncompleted contracts       109         117
                                                                                        ----------  ----------
            Net cash used in operating activities                                         (16,586)    (21,297)
                                                                                        ----------  ----------
Cash flows from investing activities
    Purchases of investment securities                                                    (21,590)         --
    Sales of restricted investment securities                                               1,000       1,100
    Purchases of restricted investment securities                                          (1,061)       (268)
    Decrease in restricted cash                                                                --         755
    Collections of receivables from related parties                                           227          --
    Sale of long-term investment - Lumera                                                   8,348      10,292
    Proceeds on sale of property and equipment                                                 --         200
    Purchases of property and equipment                                                      (849)     (1,995)
                                                                                        ----------  ----------
            Net cash provided by (used in) investing activities                           (13,925)     10,084
                                                                                        ----------  ----------
Cash flows from financing activities
    Principal payments under capital leases                                                   (34)        (28)
    Principal payments under long-term debt                                                   (44)        (39)
    Increase in long-term debt                                                                 --         536
    Payments on notes payable                                                              (1,400)     (6,533)
    Increase in deferred rent                                                                  --         577
    Payment of embedded derivative feature of preferred stock conversion                       --      (1,074)
    Payment of preferred dividend                                                              --         (43)
    Net proceeds from issuance of common stock and warrants                                35,921      24,983
                                                                                        ----------  ----------
            Net cash provided by financing activities                                      34,443      18,379
                                                                                        ----------  ----------
Net increase in cash and cash equivalents                                                   3,932       7,166
Cash and cash equivalents at beginning of period                                           14,552       6,860
                                                                                        ----------  ----------
Cash and cash equivalents at end of period                                             $   18,484  $   14,026
                                                                                        ==========  ==========
Supplemental disclosure of cash flow information
    Cash paid for interest                                                             $       77  $      649
                                                                                        ==========  ==========
Supplemental schedule of non-cash investing and financing activities
    Property and equipment acquired under capital leases                               $       --  $       80
                                                                                        ==========  ==========

    Other non-cash additions to property and equipment                                 $       32  $       --
                                                                                        ==========  ==========

    Issuance of common stock for payment of principal and interest
      on senior secured exchangeable convertible notes                                 $    1,388  $    1,755
                                                                                        ==========  ==========

    Conversion of preferred stock and convertible debt into common stock               $       --       4,761
                                                                                        ==========  ==========

    Inducement for conversion of preferred stock                                       $       --  $    3,076
                                                                                        ==========  ==========

The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

1. MANAGEMENT'S STATEMENT AND PRINCIPLES OF CONSOLIDATION

Management's Statement

The Consolidated Balance Sheet as of September 30, 2007, the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2007 and 2006 and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 have been prepared by Microvision, Inc. (the "Company" or "Microvision") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at September 30, 2007 and the results of operations, comprehensive loss and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the SEC. You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

At September 30, 2007, Microvision had $40,424,000 in cash, cash equivalents and investment securities, available-for-sale. Based on its current operating plan, the Company believes that it has sufficient cash to fund operations through at least 2008. Microvision may require additional cash to fund its operating plan past that time. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to Microvision on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, Microvision will be required to limit its operations substantially. This limitation of operations may include reductions in staff, operating costs and capital expenditures.

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

2. NET LOSS PER SHARE

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding. Potentially dilutive common stock equivalents primarily consist of convertible debt, convertible preferred stock, warrants and employee stock options. Diluted net loss per share for the three and nine months ended September 30, 2007 and 2006 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including convertible debt, convertible preferred stock, options and warrants is anti-dilutive. The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

                                                                              Three Months Ended           Nine Months Ended
                                                                                  September 30,              September 30,
                                                                          --------------------------  --------------------------
                                                                              2007          2006          2007          2006
                                                                          ------------  ------------  ------------  ------------
Numerator:
Net loss available for common shareholders - basic and diluted           $     (4,718) $     (7,692) $    (13,765) $    (18,576)
                                                                          ============  ============  ============  ============

Denominator:
Weighted-average common shares outstanding - basic and diluted                 56,236        38,437        47,683        30,997
                                                                          ============  ============  ============  ============

Net loss per share - basic and diluted                                   $      (0.08) $      (0.20) $      (0.29) $      (0.60)
                                                                          ============  ============  ============  ============

As of September 30, 2007 and 2006, the Company excluded the following convertible securities from diluted net loss per share as the effect of including them would have been anti-dilutive:

                                                September 30,
                                        2007         2006
                                    ------------ ------------
Publicly traded warrants                     --   12,363,000
Options and private warrants          9,442,000   10,907,000
Notes payable                                --    1,272,000
                                    ------------ ------------
                                      9,442,000   24,542,000
                                    ============ ============

3. INVESTMENT SECURITIES, AVAILABLE-FOR-SALE

The Company accounts for investment securities, available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"). FAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company's investment securities, available-for sale are comprised of commercial paper, government and commercial debt securities and auction rate securities. The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in other comprehensive income (loss). Dividend and interest income are recognized when earned. Realized gains and losses are presented separately on the income statement. The cost of securities sold is based on the specific identification method.

4. INVENTORY

Inventory at September 30, 2007 and December 31, 2006 consisted of the following:

                                                                          September 30,  December 31,
                                                                              2007          2006
                                                                          ------------  ------------
Raw materials                                                            $    398,000  $    146,000
Work-in-process                                                                17,000            --
Finished goods                                                                609,000       897,000
                                                                          ------------  ------------
                                                                         $  1,024,000  $  1,043,000
                                                                          ============  ============

The inventory at September 30, 2007 and December 31, 2006 consisted of raw materials, work-in-process, and finished goods for ROV™ and Flic ®, the Company's hand-held bar code scanners. Inventory is stated at the lower of cost or market, with cost determined on a weighted-average basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, Microvision reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through normal production during the next twelve months.

5. SHARE-BASED COMPENSATION

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

                                                                             Three Months Ended            Nine Months Ended
                                                                                 September 30,               September 30,
                                                                          --------------------------  --------------------------
                                                                              2007          2006          2007          2006
                                                                          ------------  ------------  ------------  ------------
Cost of contract revenue                                                 $     38,000  $      9,000  $    100,000  $     58,000
Cost of product revenue                                                        10,000        15,000        18,000        65,000
Research and development expense                                               96,000        73,000       244,000       183,000
Sales, marketing, general and administrative expense                          407,000       374,000       885,000     1,147,000
                                                                          ------------  ------------  ------------  ------------
Share-based employee compensation cost charged against income            $    551,000  $    471,000  $  1,247,000  $  1,453,000
                                                                          ============  ============  ============  ============

Options Activity and Positions

The following table summarizes shares, weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2007:

                                                                  Weighted
                                                                  Average
                                                      Weighted   Remaining
                                                       Average  Contractual   Aggregate
                                                      Exercise      Term      Intrinsic
Options                                  Shares         Price     (years)       Value
---------------------------------------- -----------  --------- ------------  ----------
Outstanding as of September 30, 2007      5,378,000  $    4.50          7.0  $6,239,000

Exercisable as of September 30, 2007      2,253,000  $    5.77          5.2  $2,845,000

As of September 30, 2007, the Company's unamortized share-based compensation was $5,100,000. The Company plans to amortize this share-based compensation cost over the next 2.7 years.

6. LONG-TERM NOTES

Convertible Notes

The following table summarizes the activity related to the Company's convertible notes during the nine months ended September 30, 2007 (in thousands):

                                                                                             Embedded
                                                                                            derivative
                                                                        Notes    Warrants    feature
                                                                      ---------  ---------  ----------
Balances at December 31, 2006                                        $   2,418  $   2,572  $       68
Principal payments on notes                                             (2,767)        --          --
Discount accretion for the nine months ended September 30, 2007            349         --          --
Changes in market value for the nine months ended September 30, 2007        --      1,493         (68)
                                                                      ---------  ---------  ----------
Balance of notes at September 30, 2007                               $      --  $   4,065  $       --
                                                                      =========  =========  ==========

In March 2007, the Company made the final scheduled payments in connection with its convertible notes as follows:

  cash payments of $1,400,000 in principal and $28,000 in interest, and issued 459,000 shares of its common stock in payment of $1,367,000 in principal and $21,000 in interest.

The Company issued warrants to purchase 2,302,000 shares of common stock in connection with the issuance of the convertible notes. The warrants met the definition of derivative instruments that must be accounted for as liabilities under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because the Company cannot engage in certain corporate transactions affecting the common stock unless the Company makes a cash payment to the holders of the warrants. The Company records changes in the fair values of the warrants in the statement of operations each period. The Company valued the warrants at September 30, 2007 using the Black-Scholes option-pricing model with the following assumptions: expected volatilities of 68%; expected dividend yields of 0%; risk free interest rates ranging from 3.9% to 4.1%; and contractual lives ranging from 0.8 years to 3.2 years. The changes in value of the warrants of $927,000 and $1,493,000 for the three and nine months ended September 30, 2007, respectively, were recorded as non-operating losses and are included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

Tenant Improvement Loan Agreement

In February 2006, the Company entered into a loan agreement with the lessor of the Company's corporate headquarters to finance $536,000 in tenant improvements. The loan carries a fixed interest rate of 9% per annum, is repayable over the initial term of the lease, which expires in 2013, and is secured by a letter of credit. The balance of the loan, including interest added to principal, was $473,000 at September 30, 2007.

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

In January 2006, two of the senior officers with outstanding loans left the Company. Because the lines of credit were not fully secured and collection was uncertain, the Company recorded an additional allowance of $1,031,000 in December 2005. In accordance with the terms, the loans were due in January 2007. Neither of the officers has repaid their loans. One of the officers pledged 50,000 shares of Lumera common stock as collateral for the loans. In May 2007, the Company foreclosed on the collateral and sold the shares for net proceeds of $227,000. The Company is pursuing collection of the remaining outstanding balances. As a result of a review of the financial position of the former executives and the potential difficulty in collecting loans from former employees, the Company recorded additional allowances for doubtful accounts for the receivables from senior officers of $542,000 during the year ended December 31, 2006 and $23,000 during the nine months ended September 30, 2007.

As of September 30, 2007 and December 31, 2006, the total amount outstanding under the lines of credit was $2,496,000 and $2,723,000, respectively. As of September 30, 2007 and December 31, 2006, the allowance for receivables from related parties was $2,496,000 and $2,473,000, respectively.

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

During the three and nine months ended September 30, 2007, the Company sold 133,000 and 1,646,000 shares, respectively, of Lumera common stock for gross proceeds of $597,000 and $8.4 million, respectively. Microvision recorded gains of $434,000 and $6.4 million in "Realized gain on sale of investment in Lumera" for the three and nine months ended September 30, 2007,respectively, as a result of these sales.

As of September 30, 2007, the Company owned 104,000 shares of Lumera common stock that were valued at $442,000 and were classified as "Investment securities, available-for-sale." The cost, net unrealized gain and estimated fair market value of the shares of Lumera common stock as of September 30, 2007, are shown below (in thousands):

                                                   Net      Estimated
                                                Unrealized     Fair
                                       Cost        Gain       Value
                                     ---------  ----------  ----------
Lumera common stock                 $     123  $      319  $      442
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

At September 30, 2007, the warrant was revalued using the Black-Scholes option-pricing model with the following assumptions; expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.1%; and contractual life of 3.5 years. The fair value of the warrant decreased to $310,000 at September 30, 2007 from $595,000 at December 31, 2006, and the changes in value for the three and nine months ended September 30, 2007 of $44,000 and $284,000, respectively, were recorded as non-operating losses and are included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

9. INCOME TAXES

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

Historically, the Company's tax provision for financial statement purposes and the actual tax returns have been prepared using consistent methodologies. There were no material unrecognized tax benefits as of December 31, 2006. Due to the Company's Net Operating Loss Carryforwards and research and development credits, any future adjustments to the unrecognized tax benefit will have no impact on the Company's effective tax rate due to the valuation allowance which fully offsets all tax benefits. For the quarter ended September 30, 2007, the unrecognized tax benefit did not change significantly. The Company does not expect the unrecognized tax benefit to change significantly during the next twelve months. Any interest and penalties incurred on the settlement of outstanding tax positions would be recorded as a component of interest expense.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's Federal and state taxes for the years 2000 through 2006 are subject to examination. As of September 30, 2007, the Company believes assessments that may possibly arise will likely be immaterial to its financial statements.

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

Overview

We are developing miniature display and imaging engines based upon our PicoP architecture. The PicoP utilizes our expertise in two dimensional Micro-Electrical Mechanical system ("MEMS") light scanning technologies, lasers, optics and electronics to create a high quality video or still image from a small form factor device with lower power needs than conventional display technologies.

In 2006, we announced our strategy to develop and supply PicoP-based miniature display engines to potential OEM customers who will embed them into a variety of consumer and automotive products. The primary objective for consumer applications is to provide users of mobile devices with a large screen viewing experience produced by a small embedded projector. Mobile devices may include cell phones, PDA's, gaming consoles and other consumer electronics products. These potential products would allow users to watch movies, play videos, display images, and other data onto a variety of surfaces. The same display engines with some modification could be embedded into the dashboard of an automobile or an airplane to create a heads up display (HUD) that could project point-by-point navigation, critical operational, safety and other information important to the driver or pilot. The PicoP-based engine could be further modified to be embedded into a pair of glasses to provide the mobile user with a see-through or occluded personal display to view movies, play games or access other content.

Results of Operations

Contract revenue.

                                                  % of                  % of
                                                contract              contract
                                       2007      revenue     2006      revenue   $ change  % change
(in thousands)                       ---------  ---------  ---------  ---------  --------- ---------
Three months ended September 30
Government revenue                  $   1,773       77.1  $     271       50.1  $   1,502     554.2
Commercial revenue                        528       22.9        270       49.9        258      95.6
                                     ---------             ---------             ---------
Total contract revenue              $   2,301             $     541             $   1,760     325.3
                                     =========             =========             =========

Nine months ended September 30
Government revenue                  $   4,752       74.0  $   2,281       62.4  $   2,471     108.3
Commercial revenue                      1,670       26.0      1,376       37.6        294      21.4
                                     ---------             ---------             ---------
Total contract revenue              $   6,422             $   3,657             $   2,765      75.6
                                     =========             =========             =========

We earn contract revenue from performance on development contracts with the United States government and commercial customers.

Our contract revenue in a particular period is dependent upon the timing of entering into a contract, the value of the contracts we have entered into, and the availability of technical resources to perform work on the contracts. Contract revenue was higher during the three and nine months ended September 30, 2007 than the same periods in 2006, due to higher contract backlog at the beginning of the respective periods.

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

Our backlog of development contracts at September 30, 2007 was $5.3 million compared to $6.8 million at September 30, 2006, all of which is expected to be completed during the next twelve months.

Product revenue.

                                                  % of                  % of
                                                 product               product
                                       2007      revenue     2006      revenue   $ change  % change
(in thousands)                       ---------  ---------  ---------  ---------  --------- ---------
Three months ended September 30
Flic revenue                        $     272       91.3  $     190       67.4  $      82      43.2
Nomad revenue                              26        8.7         92       32.6        (66)    (71.7)
                                     ---------             ---------             ---------
Total product revenue               $     298             $     282             $      16       5.7
                                     =========             =========             =========

Nine months ended September 30
Flic revenue                        $     998       92.9  $   1,374       89.0  $    (376)    (27.4)
Nomad revenue                              76        7.1        170       11.0        (94)    (55.3)
                                     ---------             ---------             ---------
Total product revenue               $   1,074             $   1,544             $    (470)    (30.4)
                                     =========             =========             =========

Our quarterly revenue may vary substantially due to the timing of product orders from customers, production constraints and availability of raw materials and components.

In May 2007, we announced the launch of ROV, our new bar code scanner product. The ROV is based on our proprietary MEMS technology. We plan for ROV to be manufactured by our contract manufacturing partner in Malaysia.

Flic revenue for nine months ended September 30, 2007 was lower than the same period in 2006. We believe that many of our customers are waiting for the availability of ROV before placing orders. We had planned to begin commercial shipments of ROV during the third quarter 2007. During our Beta evaluation, we determined that ROV did not meet our quality standards. We have delayed the launch of ROV production until we can correct the deficiencies. We expect to begin commercial shipments during the fourth quarter of 2007.

The backlog of product orders at September 30, 2007 was approximately $391,000, compared to $98,000 at September 30, 2006, all of which is scheduled for delivery during the next twelve months.

Cost of contract revenue.

                                                  % of                  % of
                                                contract              contract
                                       2007      revenue     2006      revenue   $ change  % change
(in thousands)                       ---------  ---------  ---------  ---------  --------- ---------
Three months ended September 30     $   1,349       58.6  $     343       63.4  $   1,006     293.3
Nine months ended September 30          3,576       55.7      2,493       68.2      1,083      43.4

Cost of contract revenue includes both the direct and allocated indirect costs of performing on development contracts. Direct costs include labor, materials and other costs incurred directly in performing on a contract. Indirect costs include labor and other costs associated with operating our research and development department and building our technical capabilities and capacity. Cost of contract revenue is determined both by the level of direct costs incurred on development contracts and by the level of indirect costs incurred in operating and building our technical capabilities and capacity. Both the direct and indirect costs can fluctuate substantially from period to period.

The cost of contract revenue as a percentage of revenue was lower for both the three and nine month ended September 30, 2007 than the same periods in 2006. This improvement is a result of negotiating better terms on contracts entered into in late 2006 and early 2007. We target a gross margin for each contract of at least 40%; however, the gross margin can vary based on the technical challenges encountered in completing the contract.

The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract cost mix and the levels of direct and indirect costs incurred. However, over longer periods of time we expect modest fluctuations in the cost of contract revenue, as a percentage of contract revenue.

Cost of product revenue.

                                                  % of                  % of
                                                 product               product
                                       2007      revenue     2006      revenue   $ change  % change
(in thousands)                       ---------  ---------  ---------  ---------  --------- ---------
Three months ended September 30     $     404      135.6  $     675      239.4  $    (271)    (40.1)
Nine months ended September 30          1,134      105.6      3,650      236.4     (2,516)    (68.9)

Cost of product revenue includes both the direct and allocated indirect costs of manufacturing Flics sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of Flic. Indirect costs include labor and other costs associated with operating our manufacturing capabilities and capacity.

Our overhead, which includes the costs of procuring, inspecting and storing material, facility and depreciation costs, is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the proportion of direct material purchased for the respective activity. During the three months ending September 30, 2007 and 2006, we expensed approximately $71,000 and $276,000, respectively, of manufacturing overhead associated with production capacity in excess of production requirements.

The decline in cost of product revenue as a percentage of product revenue for the three and nine months ended September 30, 2007 compared to the previous year is attributable to the following factors:

  The decision in June 2006 to no longer support the Nomad product line. During the six months ended June 30, 2006 we recorded expenses of $1.2 million associated with the Nomad product line that were not repeated in 2007.
  Reduced direct cost and overhead on the Flic product line resulting in a savings of approximately 205% and 64% for the three and nine months ended September 30, 2007 compared to the same period in 2006.

We expect that cost of product revenue on an absolute dollar basis will increase in the future. This increase will likely result from expected sales of commercial products. The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix, the level of overhead expense and the volume of direct materials purchased.

Research and development expense.

                                       2007       2006     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended September 30     $   3,694  $   2,855  $     839       29.4
Nine months ended September 30         10,247      7,316      2,931       40.1

Research and development expense consists of:
  Compensation related costs of employees and contractors engaged in internal research and product development activities,
  Laboratory operations, outsourced development and processing work, and
  Other operating expenses.

We have increased spending in research and development as part of our strategy to accelerate the time to market for products based on the PicoP. The increase in cost is primarily attributable to increases in payroll costs and contracted services.

We believe that a substantial level of continuing research and development expense will be required to develop additional commercial products using the scanned beam display technology. Accordingly, we anticipate our level of research and development spending will continue to be substantial.

Sales, marketing, general and administrative expense.

                                       2007       2006     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended September 30     $   3,691  $   3,652  $      39        1.1
Nine months ended September 30         11,328     13,066     (1,738)     (13.3)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

In early 2006, we announced our plan to reduce spending in sales, marketing, general and administrative expenses. We continue to aggressively manage these costs as part of our strategy of accelerating the development of products based on the PicoP while controlling the cash burn. The decrease in sales, marketing, general and administrative expense for the nine months ended September 30, 2007 is the result of cost reduction efforts.

Interest income.

                                       2007       2006     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended September 30     $     526  $     236  $     290      122.9
Nine months ended September 30            860        484        376       77.7

The increase in interest income for the three and nine months ended September 30, 2007 compared to the same periods in 2006 resulted primarily from higher average cash and investment securities balances.

Interest expense.

                                       2007       2006     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended September 30     $      14  $   1,346  $  (1,332)     (99.0)
Nine months ended September 30            499      4,804     (4,305)     (89.6)

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

Gain (loss) on derivative instruments, net.

                                       2007       2006     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended September 30     $     883  $     125  $     758      606.4
Nine months ended September 30         (1,709)     3,179     (4,888)    (153.8)

In connection with the issuance of our Notes, we concluded that the note holders' right to convert all or a portion of the Notes into our common stock is an embedded derivative instrument as defined by FAS 133, Accounting for Derivative Instruments and Hedging Activities. We determine the value of the derivative features at each balance sheet date using the Black-Scholes option-pricing model. Due to the retirement of our Notes in March 2007, the value of the derivative feature decreased to zero. The changes in value of $0 and $68,000 for the three and nine months ended September 30, 2007, respectively, were recorded as non-operating gains and are included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

We issued warrants to purchase 2,302,000 shares of common stock in connection with the issuance of the Notes. The warrants met the definition of derivative instruments that must be accounted for as liabilities under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because we cannot engage in certain corporate transactions affecting the common stock unless we make a cash payment to the holders of the warrants. We record changes in the fair values of the warrants in the statement of operations each period. We valued the warrants at September 30, 2007 using the Black-Scholes option-pricing model with the following assumptions: expected volatilities of 68%; expected dividend yields of 0%; risk free interest rates ranging from 3.9% to 4.1%; and contractual lives ranging from 0.8 years to 3.2 years. The changes in value of the warrants of $927,000 and $1,493,000 for the three and nine months ended September 30, 2007, respectively, were recorded as non-operating losses and are included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

In January 2006, we sold 2.6 million shares of our Lumera common stock for $10.3 million. As a result of the reduction in ownership, we changed to the cost basis of accounting for our investment in Lumera in accordance with FAS 115. In connection with the change in accounting method, we recorded $476,000 in "Other current assets" for the fair value of warrants previously received to purchase 170,500 shares of Lumera common stock. On the transaction date, the warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.55%; and contractual life of 5.1 years. Changes in the fair value of the warrants are recorded in the statement of operations each period. As of September 30, 2007, the warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatilities of 83%; expected dividend yields of 0%; risk free interest rates of 4.1%; and contractual lives of 3.5 years. As of September 30, 2007, the fair value of the warrants decreased to $310,000 at September 30, 2007 from $595,000 at December 31, 2006, and the changes in value of $44,000 and $284,000 for the three and nine months ended September 30, 2007, respectively, were recorded as non-operating losses and are included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

Equity in losses of Lumera and Gain on sale of investment in Lumera.

Equity in losses of Lumera:

                                       2007       2006     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended September 30     $      --  $      --  $      --         n/a
Nine months ended September 30             --       (290)       290     (100.0)

Gain on sale of investment in Lumera:

                                       2007       2006     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended September 30     $     434  $      --  $     434         n/a
Nine months ended September 30          6,397      7,270       (873)     (12.0)

As discussed above, in January 2006, we sold 2.6 million shares of our Lumera common stock for $10.3 million. We recorded a "Gain on sale of investment in Lumera" of approximately $7.3 million. We recorded a charge of $290,000 for our proportion of Lumera net loss for the period preceding the sale and change in accounting method.

During the three and nine months ended September 30, 2007, we sold 133,000 and 1,646,000 shares of Lumera common stock for gross proceeds of $597,000 and $8.4 million, respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, convertible debt, warrants and, to a lesser extent, from development contract revenues and product sales. At September 30, 2007, we had $40.4 million in cash, cash equivalents and investment securities, available-for-sale. On June 21, 2007, we exercised our right to call our publicly traded warrants. Under the terms of the publicly traded warrants, the warrant holders had until July 6, 2007 to exercise their warrants or the warrants would expire. We received $34,092,000 from the exercise of 12,855,000 publicly traded warrants after we exercised our right to call these warrants. In addition, during the nine months ended September 30, 2007, we sold approximately 1,646,000 shares of Lumera common stock for gross proceeds of $8,426,000. Based on our current operating plan, we believe we have sufficient cash to fund operations through at least 2008. We may require additional cash to fund our operating plan past that time. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we will be required to limit our operations substantially. This limitation of operations may include reductions in staff, operating costs and capital expenditures.

Cash used in operating activities totaled $16.6 million during the nine months ended September 30, 2007, compared to $21.3 million during the same period in 2006. Cash used in operating activities for both periods resulted primarily from the loss from operations.

Cash used in investing activities totaled $13.9 million during the nine months ended September 30, 2007, compared to cash provided by investing activities of $10.1 million during the same period of 2006. Cash used in investing activities for the nine months ended September 30, 2007 includes purchases of $21.6 million of investment securities with a portion of the proceeds from the call of our public warrants. In January 2006, we sold 2.6 million shares of our Lumera common stock for $10.3 million. During the nine months ended September 30, 2007, we sold 1.6 million shares of Lumera common stock for $8.4 million. In addition, we used cash of $849,000 for capital expenditures during the nine months ended September 30, 2007, compared to $2.0 million during the same period in 2006. Capital expenditures include leasehold improvements to leased office space and computer hardware and software, laboratory equipment and furniture and fixtures to support operations. The decrease is due to the absence of expenditures for leasehold improvements to our new facility that we incurred in 2006.

Cash provided by financing activities totaled $34.4 million during the nine months ended September 30, 2007, compared to cash provided by financing activities of $18.4 million during the same period in 2006. The change in cash provided by financing activities was due to the timing of these activities in the respective periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Of our total cash equivalents and investment securities available-for-sale balance, 60% have variable interest rates and, as such, the fair values of the principal of these instruments are not affected by changes in market interest rates. The remaining 40% of our cash equivalents and investment securities available-for-sale balance are at fixed interest rates and, as such, the fair values of these instruments are affected by changes in market interest rates. Due to the generally short-term maturities of these investment securities, we believe that the market risk arising from our holdings of these financial instruments is not material.

Our investment policy restricts investments to ensure principal preservation and liquidity. The investment securities portfolio is comprised of short-term highly rated commercial paper, U.S. government agency notes and auction rate securities. Auction rate securities are securities that generally have maturities of twenty to thirty years. After the initial issuance, however, the interest rate is periodically reset, usually every seven, fourteen or twenty-eight days, through a Dutch auction process. If an auction is unsuccessful, the holder of the security must hold their position until the next auction date at an interest rate specified in the issuer's statement. To date, the auction rate securities held by the Company have not had a failed auction.

The weighted average maturities of cash equivalents and investment securities available-for-sale as of September 30, 2007, are as follows (dollar amounts in thousands):

                                      Amount      Percent
                                     ---------  ---------
Cash and cash equivalents             $18,484      45.72%
Less than one year                     $8,720      21.57%
One to two years                       $3,520       8.71%
Greater than five years                 9,700      24.00%
                                     ---------  ---------
                                       40,424     100.00%
                                     =========  =========

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

  As of September 30, 2007, we had an accumulated deficit of $253.4 million.
  We incurred consolidated net losses of $187.4 million from inception through 2004, $28.2 million in 2005, $24.0 million in 2006, and consolidated net loss of $13.8 million in the nine months ended September 30, 2007.

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

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity for our common stock. If our common stock were not listed on the Capital Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market- making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. During all four quarters of 2006, and the first three quarters of 2007, the market price of our stock traded below $5.00 per share. On October 31, 2007, the closing price of our stock was $4.63.

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

During the first nine months of 2007 and the full year of 2006, 63% and 51%, respectively, of our revenue was derived from performance on a limited number of development contracts with the U.S. government. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues. Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors continuously engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. Our contracts with the government are subject to immediate termination by the government for convenience at any time. The government may choose to use contractors with competing display technologies or it may decide to discontinue any of our programs altogether. In addition, those development contracts that we do obtain require ongoing compliance with applicable government regulations. Termination of our development contracts, a shift in government spending to other programs in which we are not involved, a reduction in government spending generally, or our failure to meet applicable government regulations could have severe consequences for our results of operations.

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

ITEM 6. Exhibits

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
MICROVISION, INC.
Date: November 2, 2007	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2007	BY:	/s/ Jeff T. Wilson
Jeff T. Wilson
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