Form 10-K
period 2007-12-31
MICROVISION INC
filed 2008-03-13
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $229.7 million (based on the closing price for the registrant's Common Stock on the NASDAQ Global Market of $5.00 per share).

The number of shares of the registrant's Common Stock outstanding as of February 29, 2008 was 56,730,000.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's Annual Meeting of Shareholders to be held on June 25, 2008 are incorporated herein by reference into Part III of this report.

Microvision, Inc.
2007 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Part I.		Page
Item 1.	Description of Business	**
Item 1A.	Risk Factors	**
Item 1B.	Unresolved Staff Comments	**
Item 2.	Properties	**
Item 3.	Legal Proceedings	**
Item 4.	Submission of Matters to a Vote of Security Holders	**
Item 4A.	Executive Officers of the Registrant	**
Part II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securites	**
Item 6.	Selected Financial Data	**
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	**
Item 7A.	Quantitative and Qualitative Disclosures About Market Risks	**
Item 8.	Financial Statements and Supplementary Data	**
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	**
Item 9A.	Controls and Procedures	**
Item 9B.	Other Information	**
Part III.
Item 10.	Directors and Executive Officers and Corporate Governance	**
Item 11.	Executive Compensation	**
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	**
Item 13.	Certain Relationships and Related Transactions, and Director Independence	**
Item 14.	Principal Accounting Fees and Services	**
Part IV.
Item 15.	Exhibits, Financial Statement Schedules	**
Signatures		**

PART I

Preliminary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of Microvision, as well as assumptions relating to the foregoing. The words "anticipate," "believe," "estimate," "expect," "goal," "may," "plan," "project," "will," and similar expressions identify forward- looking statements. Factors that could cause actual results to differ materially from those projected in our forward-looking statements include the following: our ability to obtain financing; market acceptance of our technologies and products; our financial and technical resources relative to those of our competitors; our ability to keep up with rapid technological change; government regulation of our technologies; our ability to enforce our intellectual property rights and protect our proprietary technologies; the ability to obtain additional contract awards and to develop partnership opportunities; the timing of commercial product launches; the ability to achieve key technical milestones in key products; and other risk factors identified below in Item 1A.

ITEM 1. BUSINESS

Overview

We are developing miniature display and imaging engines based upon our integrated photonics module technology platform. Our technology platform combines two dimensional Micro-Electrical Mechanical system ("MEMS") light scanning technologies, lasers, optics, electronics, and our system controls expertise into compact display or imaging solutions that we anticipate will lead to new applications and high-volume products in the consumer and automotive markets. Historically, we have entered into development agreements with commercial and U.S. government customers to develop advanced prototype and demonstration units based on our light scanning technologies.

In 2006, we announced our strategy to develop and supply a proprietary display engine called PicoP™. The PicoP display engine enables an ultra- miniature video projector capable of producing color rich, high resolution, large images, but is small and low power enough to be embedded directly into mobile devices, such as cell phones. PicoP-based miniature display engines are being marketed to potential original equipment manufacturer (OEM) customers who would embed them into a variety of consumer and automotive products. The primary objective for consumer applications is to provide mobile device users with a large screen viewing experience produced by a small embedded projector. Mobile devices may include cell phones, portable media players (PMPs), PDAs, gaming consoles, laptop computers, digital cameras, and other consumer electronics products. These potential products would allow users to watch movies, play videos, and display images and other data onto a variety of surfaces. The PicoP display engine, with some modification, could be embedded into a vehicle to create a heads up display (HUD) that could project point-by- point navigation, critical operational, safety and other information important to the vehicle operator. The PicoP display engine could also be modified to be embedded into a pair of glasses to provide the mobile user with a see-through or occluded personal display to view movies, play games or access other content.

The development and procurement of intellectual property rights relating to our technologies is a key aspect of our business strategy. Since our inception in 1993, we have acquired under license agreements exclusive rights to various technologies. We also generate intellectual property as a result of our ongoing performance on development contracts and our internal research and development activities.

Technology

Our bi-directional MEMS scanning mirror is the key component of our integrated technology platform and is one of our core competencies. Our MEMS design is a silicon device at the center of which is a tiny mirror. This mirror is connected to small flexures which allow it to oscillate. The 2D MEMS scanner oscillates vertically and horizontally to capture (imaging) or reproduce (display) an image pixel-by-pixel. 2D MEMS scanners are used in our PicoP display engine that powers Pico Projector Displays, Vehicle Displays and Wearable Displays. A 1D MEMS scanner used in our ROV Bar Code Scanner, oscillates along one axis only and is used to capture a bar code image.

Our PicoP display engine technology platform includes electronics, laser light sources, a MEMS Scanner, and optics combined using Microvision's proprietary system control expertise, gained through years of internal research and development. Our unique display and imaging engines use a single beam of laser light and a single small scanning mirror to create a brilliant, full color, high contrast, uniform display over the entire field of view, from a small and thin package.

We believe that our proprietary light scanning technology offers significant advantages over traditional display and imaging systems. Depending on the specific product application, these advantages may include:

  Small and thin package size
  Higher brightness and contrast
  Higher resolution
  Reduced power requirements
  Reduced heat generation
  Simpler optical design that does not require a focusing lens
  Lower price at volume

Business Strategy

Our business strategy is to promote our technology in the form of integrated and embedded components to leading OEMs for widespread use in display and imaging product applications, as well as leverage our technology expertise into our own end-user products such as our ROV Bar Code Scanner. Presently we are focused on the following steps to implement our business strategy:

Target leading OEMs to integrate our PicoP display engines into their products. We have also partnered with original design manufacturers and tier one suppliers to produce advanced prototypes and demonstration units to be used to market to their OEM customers directly by us or by our partners.

Expand and solidify the supply chain architecture to support high volume manufacturing of the PicoP display engine, its subsystems and its components.

Continue to promote awareness of our technology platform to all members of the value chain. We are continually in contact with OEMs, original design manufacturers and mobile content providers to understand the features our PicoP display engines must have in order to provide desired benefits to all members of the value chain. We have and will continue to integrate this information into the design and development of our technology platform.

Continue rapid advancement of our technology platform and roadmap.

Product and Marketing Focus:

Pico Projector Displays

We are working with partners to develop small projector displays as stand alone systems or embedded into mobile products. The display industry is calling this new class of projectors "pico projectors". We believe our PicoP display engine can meet the cost, size and power requirements to be embedded into portable hand-held devices including mobile phones or function as a stand alone accessory device that connects to a mobile video source such as a video iPod®, cell phone or laptop computer. We plan to enter into agreements with OEMs that will result in production and distribution of the PicoP-based products.

In January 2008, at the Consumer Electronics Show in Las Vegas, we demonstrated for the first time an advanced prototype of our accessory projector based on the PicoP display engine. The PDA sized prototype, named SHOW™, is battery operated, completely self contained, and can project a full color, WVGA (848 X 480 pixels), DVD quality image. SHOW connects directly to laptop computers, mobile phones, PMPs, digital cameras, and other mobile devices with video out capability to project large, high-resolution images and video onto any surface. A number of SHOW prototypes will be provided to select OEM and carrier partners for customer feedback and applications development in the first half of 2008.

During 2007, we entered into agreements with several global high volume manufacturers, including Motorola Inc., to develop advanced prototypes using our PicoP display engine for embedded and accessory mobile projection applications.

Vehicle Displays

We believe an automotive head-up display (HUD) improves driver safety by reducing the distraction of looking away from the road to read information such as GPS mapping images, audio controls and other automobile instrumentation. We are working with Tier 1 suppliers to develop a HUD based on our PicoP display engine. We have produced prototypes that demonstrate our PicoP's ability to project a high-resolution readable image during day or night onto the windscreen of an automobile to provide the driver with a variety of information related to the car's operation. We believe that an automotive HUD based on the PicoP display engine offers three distinct advantages over competing head-up displays:

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
  Installation Cost - Our prototype can be electronically customized to match the unique curvature of a particular automobile's windshield, thereby reducing installation time and cost. The current competitive offerings must be manually adjusted to match the curvature of a windshield.

We are currently working with Tier 1 automotive suppliers to market a PicoP enabled HUD to their OEM customers. We expect that a Tier I supplier would integrate our PicoP display engine subsystem into their HUD product package for sale to automobile manufacturers. During 2007, we entered into additional agreements with Tier 1 suppliers to develop prototype HUDs to demonstrate our PicoP display engine to their automotive OEM customers.

Wearable Displays

We believe the PicoP display engine can be modified and integrated with a light-weight optical design to create a full color near-eye wearable display platform. This wearable display platform could be in the form of ruggedized helmet mounted display systems or lightweight fashionable eyewear displays. Wearable displays could be used to provide personal viewing of information that originates from a mobile device and arrives at the display through a wired or wireless connection. We believe that wearable displays based on the PicoP display engine could provide the following advantages over competing wearable display technologies:

  See-through performance - See-through eyewear displays enable the wearer to interact with the real world and their personal mobile services at the same time. Unlike competing wearable displays, a see-through display does not obstruct the wearer's vision or reduce their awareness of what is happening around them.
  Daylight readability - The high-brightness capability of color eyewear based on the PicoP enables images to be clearly visible in brightly lit ambient environments, including direct sunlight. Current LCD-based head worn displays are difficult to see in bright light environments.
  Fashion and ergonomics - We are developing thin and lightweight optics that can be integrated with the PicoP display engines so that our OEM partners can design wearable displays that match conventional eyewear frames in size and weight and provide significantly improved ergonomics compared to competing wearable displays.

We are working with the US Army and US Air Force to further develop the optical design and integration of the PicoP display engine for military applications such as helmet mounted displays and full color see-through eyewear. We plan to work with OEMs and system integrators to incorporate the PicoP display engine into integrated solutions for potential military and commercial customers.

Bar Code Scanners

We currently market our line of hand held bar code scanners and bar code scanner enabled enterprise solutions. In October 2007, we introduced the ROV Scanner product line, which replaced our FLIC Scanner product line.

The ROV Scanner incorporates our proprietary MEMS technology and is designed to accommodate mobile workers who need simple and affordable data collection solutions on the mobile platforms of their choosing. Like its predecessor, the ROV Scanner has lower power consumption and total operating cost than competing laser bar code scanners. ROV Scanners are manufactured for us by a contract manufacturer located in Malaysia. We distribute ROV Scanners directly to end users through value added resellers, original equipment manufacturers and phone and internet orders.

Go-To-Market Strategy

Certain potential applications using the PicoP display engines, such as an automotive HUD or pico projector for mobile phones, could require integration of our technology with other related technologies. In markets requiring high volume production of the PicoP display engine components or subsystems that are to be integrated with other components, we may provide designs for components, subsystems and systems to OEMs under licensing agreements.

We expect that some customers will require unique designs for their products. We expect that such relationships will generally involve a period of co- development during which engineering, manufacturing and marketing professionals from potential customers and OEMs would work with our technical staff to modify the PicoP display engine for their targeted market and application. We may charge fees to our customers or OEMs to fund the costs of the engineering effort incurred on such development projects. The nature of the relationships with such customers or OEMs may vary from partner to partner depending on the proposed specifications for the PicoP display engine, the product to be developed, and the customers' or OEMs' design, manufacturing and distribution capabilities. We believe that by limiting our own direct manufacturing investment for products, we will reduce our capital requirements and risks inherent in taking the PicoP display engine to the consumer market.

Human Factors, Ergonomics and Safety

As part of our research and development activities, we conduct ongoing research on safety factors that must be addressed by products incorporating our technology, including such issues as the maximum permissible laser exposure limits established by International Electrotechnical Commission ("IEC") and others. Independent experts have concluded that laser exposure to the eye resulting from use of the light scanning displays under normal operating conditions would be below the calculated maximum permissible exposure level set by IEC.

In addition, Microvision works with and commissions outside independent experts in the field of laser safety to assist in meeting safety specifications as requested by our customers.

Competitive Conditions

The information display industry is highly competitive. Our potential display products will compete with established manufacturers of mature display technologies such as miniaturized cathode ray tube and flat panel display devices, as well as companies developing new display technologies. Our competitors include companies such as Texas Instruments Incorporated, 3M, Light Blue Optics Ltd., and Explay in the pico projection display segment and Siemens VDO and Nippon Seiki in the vehicle displays segment, most of which have much greater financial, technical and other resources than we do. Many of our competitors are developing alternative miniature display technologies. Our competitors may succeed in developing information display technologies and products that could render our technology or our proposed products commercially infeasible or technologically obsolete.

The information display industry has been characterized by rapid and significant technological advances. Our technology and potential products may not remain competitive with such advances, and we may not have sufficient funds to invest in new technologies, products or processes. Although we believe our technology platform and proposed display products could deliver images of a substantially better quality and resolution from a smaller form factor device than those of commercially available miniaturized liquid crystal displays and cathode ray tube based display products, manufacturers of liquid crystal displays and cathode ray tubes may develop further improvements of screen display technology that could reduce or eliminate the anticipated advantages of our proposed products.

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

The image capture industry is also highly competitive. Our current and planned bar code products will compete with existing laser and wand-type scanners produced by established bar code companies. Our current products compete on the basis of price and performance. Motorola Inc. acquired Symbol Technologies, a dominant player in the bar code industry, in January 2007 and sells products that directly compete with our current and planned bar code products.

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

We have registered the marks "MicroHud" and the "tri- curve" logo with the United States Patent and Trademark Office. We have filed for registration of various other marks including "PicoP" and "ROV" with the United States Patent and Trademark Office.

Additional Information

We perform research and development to design and develop our technology platform and modifications to the PicoP display engine that will be required for specific applications. Research and development expense for the fiscal years ended December 31, 2007, 2006 and 2005 was $14.9 million, $10.7 million, and $6.6 million, respectively. Substantially all of our revenue has been generated from development contracts to develop the light scanning technology to meet customer specifications. Our customers have included both the United States government and commercial enterprises. In 2007, 61% of revenue was derived from performance on development contracts with the United States government, 25% from performance on development contracts with commercial customers and the remainder from sales of ROV, Flic and Nomad units. One commercial customer, Visteon, accounted for approximately 15% of total revenue during 2007. In 2006, 51% of revenue was derived from performance on development contracts with the United States government, 24% from performance on development contracts with commercial customers and the remainder from sales of Flic and Nomad units. One commercial customer, Ethicon Endo-Surgery Inc., accounted for approximately 11% of total revenue during 2006. In 2005, 35% of revenue was derived from performance on development contracts with the United States government, 42% from performance on development contracts with commercial customers and the remainder from sales of Nomad and Flic units. In 2005, Ethicon Endo-Surgery Inc. accounted for 33% of total revenue. Our contracts with the United States government can be terminated for convenience by the United States government at any time. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

We had a backlog of $4.1 million at December 31, 2007 compared to a backlog of $7.1 million at December 31, 2006. The backlog at December 31, 2007, is composed of $3.8 million in development contracts entered into through December 31, 2007 and $245,000 in orders for ROV and Flic. Microvision plans to complete all of the backlog contracts by the end of 2008.

Employees

As of February 29, 2008, we had 152 employees.

Further Information

Microvision was founded in 1993 as a Washington corporation and reincorporated in 2003 under the laws of the State of Delaware. Our principal office is located at 6222 185th Avenue NE, Redmond WA 98052 and our telephone number is 425-936-6847.

Our Internet address is www.microvision.com. We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Investors can access this material by visiting our website, clicking on "Investors" and then on "SEC Filings."

ITEM 1A. RISK FACTORS

Risk Factors Relating to the Microvision Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

  As of December 31, 2007, we had an accumulated deficit of $259.4 million.
  We incurred consolidated net losses of $187.4 million from inception through 2004, $28.2 million in 2005, $24.0 million in 2006, and $19.8 million in 2007.

The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered by companies formed to develop and market new technologies. In particular, our operations to date have focused primarily on research and development of our technology platform and development of demonstration units. We are unable to accurately estimate future revenues and operating expenses based upon historical performance.

We cannot be certain that we will succeed in obtaining additional development contracts or that we will be able to obtain substantial customer orders for our products. In light of these factors, we expect to continue to incur substantial losses and negative cash flow at least through 2008 and likely thereafter. We cannot be certain that we will achieve positive cash flow at any time in the future.

We will require additional capital to fund our operations and to implement our business plan. If we do not obtain additional capital, we may be required to curtail our operations substantially. Raising additional capital may dilute the value of current shareholders' shares.

Based on our current operating plan, we believe we have sufficient cash to fund operations through at least March 2009. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through the issuance of equity or debt securities. We will require additional capital in the future to fund our operations, including to:

  Further develop the technology platform and PicoP display engine,
  Develop and protect our intellectual property rights, and
  Fund long-term marketing and business development opportunities.

Our capital requirements will depend on many factors, including, but not limited to, the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce products incorporating the PicoP display engine and image capture technologies and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if the level and mix of revenues vary from anticipated amounts and allocations or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to further the development of our technologies, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. In addition, our operating plan provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by us.

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

We cannot be certain that our technology platform or products incorporating our PicoP display engine will achieve market acceptance. If products incorporating the PicoP display engine do not achieve market acceptance, our revenues may not grow.

Our success will depend in part on customer acceptance of the PicoP display engine. The PicoP display engine may not be accepted by manufacturers who use display technologies in their products, by systems integrators who incorporate our products into their products or by end users of these products. To be accepted, the PicoP display engine must meet the expectations of our potential customers in the defense, industrial, medical and consumer markets. If our technology fails to achieve market acceptance, we may not be able to continue to develop our technology platform.

It may become more difficult to sell our stock in the public market.

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity for our common stock. If our common stock were not listed on the Capital Market or an exchange, trading of our common stock would be conducted in the over-the- counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market- making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. At some point during all four quarters of 2006 and 2007, the market price of our stock traded below $5.00 per share. On February 29, 2008, the closing price of our stock was $2.52.

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

The information display industry has been characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards. Our success will depend upon our ability to further develop our technology platform and to cost effectively introduce new products and features in a timely manner to meet evolving customer requirements and compete with competitors' product advances.

We may not succeed in these efforts because of:

  delays in product development,
  lack of market acceptance for our products, or
  lack of funds to invest in product development and marketing.

The occurrence of any of the above factors could result in decreased revenues, market share and value.

We could face lawsuits related to our use of the PicoP display engine or other technologies. Defending these suits would be costly and time consuming. An adverse outcome in any such matter could limit our ability to commercialize our technology and products, reduce our revenues and increase our operating expenses.

We are aware of several patents held by third parties that relate to certain aspects of light scanning displays and image capture products. These patents could be used as a basis to challenge the validity, limit the scope or limit our ability to obtain additional or broader patent rights of our patents or patents we have licensed. A successful challenge to the validity of our patents or patents we have licensed could limit our ability to commercialize our technology and the PicoP display engine and, consequently, materially reduce our revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us with respect to current and future technology. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually be issued with claims that will be infringed by our products or our technology. The defense and prosecution of a patent suit would be costly and time consuming, even if the outcome were ultimately favorable to us. An adverse outcome in the defense of a patent suit could subject us to significant cost, to require others and us to cease selling products that incorporate the PicoP display engine, to cease licensing our technology or to require disputed rights to be licensed from third parties. Such licenses, if available, would increase our operating expenses. Moreover, if claims of infringement are asserted against our future co- development partners or customers, those partners or customers may seek indemnification from us for damages or expenses they incur.

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

Products incorporating the PicoP display engine could become subject to new health and safety regulations that would reduce our ability to commercialize the PicoP display engine. Compliance with any such new regulations would likely increase our cost to develop and produce products using the PicoP display engine and adversely affect our financial results.

If we cannot manufacture products at competitive prices, our financial results will be adversely affected.

To date, we have produced limited quantities of our ROV and Flic products for commercial sale and demonstration units for research, development and demonstration purposes. The cost per unit for these units currently exceeds the level at which we could expect to profitably sell these products. If we cannot lower our cost of production, we may face increased demands on our financial resources, possibly requiring additional equity and/or debt financing to sustain our business operations.

Our dependence on sales to distributors increases the risks of managing our supply chain and may result in excess inventory or inventory shortages.

Currently, the majority of our distributor relationships for the ROV Scanner and its accessories involve the distributor taking inventory positions and reselling to multiple customers. With these distributor relationships, we do not recognize revenue until the distributors sell the product through to their end user customers. Our distributor relationships do reduce our ability to forecast sales and increases risks to our business. Since our distributors act as intermediaries between us and the end user customers, we must rely on our distributors to accurately report inventory levels and production forecasts. This requires us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and the end user customers. Our failure to manage one or more of these risks could result in excess inventory or shortages that could adversely impact our operating results and financial condition.

We do not have long-term commitments from our ROV customers, and plan purchases based upon our estimates of customer demand, which may require us to contract for the manufacture of our products based on inaccurate estimates.

Our ROV sales are made on the basis of purchase orders rather than long-term commitments. Our customers may cancel or defer purchases at any time. This requires us to forecast demand based upon assumptions that may not be correct. If our customers or we overestimate demand, we may create inventory that we may not be able to sell or use, resulting in excess inventory, which could become obsolete or negatively affect our operating results. Conversely, if our customers or we underestimate demand, or if sufficient manufacturing capacity is not available, we may lose revenue opportunities, damage customer relationships, and we may not achieve expected revenues.

Our future growth will suffer if we do not achieve sufficient market acceptance of our products to compete effectively.

Our success depends, in part, on our ability to gain acceptance of our current and future products by a large number of customers. Achieving market based acceptance for our products will require marketing efforts and the expenditure of financial and other resources to create product awareness and demand by potential customers. We may be unable to offer products consistently or at all that compete effectively with products of others on the basis of price or performance. Failure to achieve broad acceptance of our products by potential customers and to effectively compete would have a material adverse effect on our operating results.

Because we plan to continue using foreign contract manufacturers, our operating results could be harmed by economic, political, regulatory and other factors in foreign countries.

We currently use a contract manufacturer in Asia to manufacture our ROV product, and we plan to use foreign manufacturers to manufacture future products, where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including:

  political and economic instability;
  high levels of inflation, historically the case in a number of countries in Asia;
  burdens and costs of compliance with a variety of foreign laws;
  foreign taxes;
  changes in tariff rates or other trade and monetary policies; and
  changes or volatility in currency exchange rates.

If we have to qualify a new contract manufacturer or foundry for our products, we may experience delays that result in lost revenues and damaged customer relationships.

We rely on single suppliers to manufacture our ROV Scanner product and our MEMS chips in wafer form. The lead time required to establish a relationship with a new contract manufacturer or foundry is long, and it takes time to adapt a product's design to a particular manufacturer's processes. Accordingly, there is no readily available alternative source of supply for these products and components in high volumes. This could cause significant delays in shipping products if we have to change our source of supply and manufacture quickly, which may result in lost revenues and damaged customer relationships.

If we experience delays or failures in developing commercially viable products, we may have lower revenues.

We have developed demonstration units incorporating the PicoP display engine. However, we must undertake additional research, development and testing before we are able to develop additional products for commercial sale. Product development delays by us or our potential product development partners, or the inability to enter into relationships with these partners, may delay or prevent us from introducing products for commercial sale. We intend to rely on third party developments or to contract with other companies to continue development of green laser devices we will need for our products.

Our success will depend, in part, on our ability to secure significant third party manufacturing resources.

We are developing our capability to manufacture products in commercial quantities. Our success depends, in part, on our ability to provide our components and future products in commercial quantities at competitive prices. Accordingly, we will be required to obtain access, through business partners or contract manufacturers, to manufacturing capacity and processes for the commercial production of our expected future products. We cannot be certain that we will successfully obtain access to sufficient manufacturing resources. Future manufacturing limitations of our suppliers could result in a limitation on the number of products incorporating our technology that we are able to produce.

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

We may be subject to product liability claims if any of our product applications are alleged to be defective or cause harmful effects. For example, because some of our PicoP displays are designed to scan a low power beam of colored light into the user's eye, the testing, manufacture, marketing and sale of these products involve an inherent risk that product liability claims will be asserted against us. Product liability claims or other claims related to our products, regardless of their outcome, could require us to spend significant time and money in litigation, divert management time and attention, require us to pay significant damages, harm our reputation or hinder acceptance of our products. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products.

We rely heavily on a limited number of development contracts with the U.S. government, which are subject to immediate termination by the government for convenience at any time, and the termination of one or more of these contracts could have a material adverse impact on our operations.

During the full years 2007 and 2006, 61% and 51%, respectively, of our revenue was derived from performance on a limited number of development contracts with the U.S. government. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues. Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors continuously engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. Our contracts with the government are subject to immediate termination by the government for convenience at any time. The government may choose to use contractors with competing display technologies or it may decide to discontinue any of our programs altogether. In addition, those development contracts that we do obtain require ongoing compliance with applicable government regulations. Termination of our development contracts, a shift in government spending to other programs in which we are not involved, a reduction in government spending generally, or our failure to meet applicable government regulations could have severe consequences for our results of operations.

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

Our development contracts, including without limitation those discussed in this document are exploratory in nature and are intended to develop new types of products for new applications. These efforts may prove unsuccessful and these relationships may not result in the development of products that will be profitable.

Our revenues are highly sensitive to developments in the defense industry.

Our revenues to date have been derived principally from product development research relating to defense applications of our technology. We believe that development programs and sales of potential products in this market will represent a significant portion of our future revenues. Developments that adversely affect the defense sector, including delays in government funding and a general economic downturn, could cause our revenues to decline substantially.

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

Our strategy for commercializing our technology and products incorporating the PicoP display engine includes entering into cooperative development, manufacturing, sales and marketing arrangements with corporate partners, original equipment manufacturers and other third parties. We cannot be certain that we will be able to negotiate arrangements on acceptable terms, if at all, or that these arrangements will be successful in yielding commercially viable products. If we cannot establish these arrangements, we would require additional capital to undertake such activities on our own and would require extensive manufacturing, sales and marketing expertise that we do not currently possess and that may be difficult to obtain. In addition, we could encounter significant delays in introducing the PicoP display engine or find that the development, manufacture or sale of products incorporating the PicoP display engine would not be feasible. To the extent that we enter into cooperative development, sales and marketing or other joint venture arrangements, our revenues will depend upon the performance of third parties. We cannot be certain that any such arrangements will be successful.

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

ITEM 3. LEGAL PROCEEDINGS

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that we believe would have a material adverse effect on the Company's financial position, results of operations or cash flows.

We have sued our former CEO and President Richard Rutkowski and his spouse to collect $1,733,000 in outstanding loans from the Company that were due in January 2007 and remain unpaid. Counterclaims were filed by Mr. Rutkowski and his spouse, seeking to recover damages in an amount in excess of $15,000,000. We believe these claims are without merit and intend to defend them vigorously. However, an adverse outcome could have a material adverse affect on our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of the year ending December 31, 2007.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers are appointed by our Board of Directors and hold office until their successors are elected and duly qualified. Mr. Tokman also serves as a director of Microvision. The following persons serve as executive officers of Microvision:

Alexander Tokman, age 46, has served as President, Chief Executive Officer and a director of Microvision since January 2006. Mr. Tokman served as Microvision's President and Chief Operating Officer from July 2005 to January 2006. From April 1995 to July 2005, Mr. Tokman served in various cross-functional and cross-business leadership positions at GE Healthcare, a subsidiary of General Electric most recently as a General Manager of its Global Molecular Imaging and Radiopharmacy unit from May 2003 to June 2005. From November 1989 to March 1995 Mr. Tokman served as technical programs lead and a head of I&RD at Tracor Applied Sciences a subsidiary of then Tracor, Inc. Mr. Tokman has both a M.S. and B.S. in Electrical Engineering from the University of Massachusetts, Dartmouth. He also is a certified Six Sigma & DFSS Black Belt and Master Black Belt.

Ian D. Brown, age 45, has served as Vice President, Sales and Marketing of Microvision since February 2006. Prior to joining Microvision, from March 1994 to February 2006, Mr. Brown served in various Sales and Marketing positions with General Electric Healthcare, Americas. Most recently, from April 2004 to February 2006, Mr. Brown served as the Sales and Marketing Manager--Nuclear Medicine. From April 1989 to March 1994 Mr. Brown served as Technical Author--Nuclear Medicine Operator Documentation with IGE Medical Systems, Radlett, UK. Mr. Brown holds Ordinary & Higher National Certificates in Medical Physics & Physiological Measurements from Paddington College, London, Post Graduate Diploma in Management studies, University of Hertfordshire. He also holds a Six Sigma Black Belt.

Sid Madhavan, age 41, joined Microvision in April 2006 as Vice President of Research and Product Development. Madhavan, who worked for GE Healthcare from 1998 to 2006 where he most recently served as an Engineering Subsystem Manager for a $2.1 billion Molecular Imaging and Computer Tomography business, is a certified Six Sigma Black Belt and brings over fifteen years of engineering product development and management experience. Sid Madhavan received his B.S. degree in Electronics and Communications from Madurai Kamaraj University in India and his M.S. in Electrical Engineering from Texas A&M.

Thomas M. Walker, age 43, joined Microvision in May 2002 and serves as Vice President, General Counsel and Secretary. Prior to joining Microvision, Mr. Walker served as Senior Vice President, General Counsel and Secretary of Advanced Radio Telecom Corp., a publicly held technology and services company where he managed domestic and international legal affairs from April 1996 to April 2002. Prior to that, Mr. Walker advised publicly and privately held businesses while practicing in the Los Angeles offices of the law firms of Pillsbury Winthrop and Buchalter, Nemer Fields and Younger. Mr. Walker holds a B.A. from Claremont McKenna College and a J.D. from the University of Oregon.

Jeff T. Wilson, age 47, has served as Chief Financial Officer since April 2006, Principal Financial Officer since January 2006 and Principal Accounting Officer of Microvision since August 1999. Mr. Wilson served as Vice President, Accounting of Microvision from April 2002 to April 2006 and as Director of Accounting of Microvision from August 1999 to March 2002. Prior to joining Microvision, from 1991 to 1999, Mr. Wilson served in various accounting positions for Siemens Medical Systems, Inc., a developer and manufacturer of medical imaging equipment. Prior to 1991, Mr. Wilson served as a manager with the accounting firm Price Waterhouse (currently PricewaterhouseCoopers LLP). Mr. Wilson is a Certified Public Accountant. Mr. Wilson holds a B.S. in Accounting from Oklahoma State University.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Market under the symbol "MVIS." As of February 29, 2008, there were approximately 374 holders of record of 56,730,000 shares of common stock outstanding. We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operations of our business and do not anticipate paying dividends on the common stock in the foreseeable future.

Our common stock began trading publicly on August 27, 1996. The quarterly high and low sales prices of the Company's common stock for each full quarterly period in the last two fiscal years and the year to date as reported by The NASDAQ Global Market are as follows:

                                                            Common Stock
                                                       --------------------
Quarter Ended                                            HIGH        LOW
                                                       ---------  ---------
2006
March 31, 2006                                        $    4.25  $    2.41
June 30, 2006                                              4.19       1.88
September 30, 2006                                         2.00       1.16
December 31, 2006                                          3.52       1.35

2007
March 31, 2007                                        $    4.08  $    2.98
June 30, 2007                                              5.90       3.62
September 30, 2007                                         6.08       4.40
December 31, 2007                                          4.75       3.83

2008
January 1, 2008 to February 29, 2008                  $    4.65  $    1.95

ITEM 6. SELECTED FINANCIAL DATA

A summary of selected financial data as of and for the five years ended December 31, 2007 is set forth below. It should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

                                                                                         Years Ended December 31,
                                                                 ---------- ----------- ----------- ----------- -----------
                                                                    2007        2006        2005        2004        2003
                                                                 ----------  ----------  ----------  ----------  ----------
                                                                              (in thousands, except per share data)
Statement of Operations Data:
Revenue                                                         $   10,484  $    7,043  $   14,746  $   11,418  $   14,652
Net loss available for common shareholders                         (19,787)    (27,257)    (30,284)    (33,543)    (26,163)
Basic and diluted net loss per share                                 (0.40)      (0.81)      (1.35)      (1.56)      (1.46)
Weighted average shares outstanding basic and diluted               49,963      33,572      22,498      21,493      17,946
Balance Sheet Data:
Cash and cash equivalents                                       $   13,399  $   14,552  $    6,860  $    1,268  $   10,700
Investments available-for-sale                                      22,411          --          --          --      11,078
Working capital                                                     30,043      19,160      (4,723)        903      19,781
Total assets                                                        45,298      35,325      23,363      25,538      33,918
Long-term liabilities                                                2,201       2,616       4,412          52       2,204
Mandatorily redeemable preferred stock                                  --          --       4,166       7,647          --
Total shareholders' equity (deficit)                                33,061      21,864      (3,509)      7,190      23,295

Statement of Operations and Balance Sheet data for 2003 includes financial information for our previously consolidated subsidiary Lumera. Lumera was deconsolidated in July 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are developing miniature display and imaging engines based upon our technology platform. Our technology platform utilizes our expertise in two dimensional Micro-Electrical Mechanical systems ("MEMS"), lasers, optics and electronics to create a high quality video or still image from a small form factor device with lower power needs than conventional display technologies.

In 2006, we announced our strategy to develop and supply a proprietary display engine called PicoP to potential OEM customers who will embed them into a variety of consumer and automotive products. The primary objective for consumer applications is to provide users of mobile devices with a large screen viewing experience produced by a small embedded projector. Mobile devices may include cell phones, PDA's, gaming consoles and other consumer electronics products. These potential products would allow users to watch movies, play videos, display images, and other data onto a variety of surfaces. The PicoP with some modification could be embedded into the dashboard of an automobile or an airplane to create a heads up display (HUD) that could project point-by-point navigation, critical operational, safety and other information important to the driver or pilot. The PicoP could be further modified to be embedded into a pair of glasses to provide the mobile user with a see-through or occluded personal display to view movies, play games or access other content.

We have incurred substantial losses since inception and expect to incur a substantial loss during the fiscal year ended December 31, 2008.

Key Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, contract losses, bad debts, investments and contingencies and litigation. We base our estimates on historical experience, terms of existing contracts, our evaluation of trends in the display and image capture industries, information provided by our current and prospective customers and strategic partners, information available from other outside sources, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

Contract Revenue.

                                                              % of                  % of
                                                            contract              contract
                                                   2007      revenue     2006      revenue   $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------  ---------  ---------
Government revenue                              $   6,430       71.4  $   3,586       68.0  $   2,844       79.3
Commercial revenue                                  2,580       28.6      1,689       32.0        891       52.8
                                                 ---------             ---------             ---------
Total contract revenue                          $   9,010             $   5,275             $   3,735       70.8
                                                 =========             =========             =========

We earn contract revenue from performance on development contracts with the United States government and commercial customers.

Our contract revenue in a particular period is dependent upon when we enter into a contract, the value of the contracts we have entered into, and the availability of technical resources to perform work on the contracts. Contract revenue was higher during 2007 than in 2006, due to higher beginning government contract backlog and an increased level of activity on commercial contracts compared to the prior year.

In May 2007, we announced that we had entered into a $3.2 million contract with the U.S. Air Force to provide a lightweight, see-through, full-color eyewear display prototype to the government. The contract, which continues a development activity with the Air Force, specifies the development, design, verification, testing, and delivery of a lightweight, see-through full-color wearable display for evaluation by several DOD project offices.

As long as most of our revenue is earned from performance on development contracts, we believe there may be a high degree of variability in revenue from one period to another.

Our backlog of development contracts at December 31, 2007 was $3.8 million compared to $6.8 million at December 31, 2006. The backlog is composed of development contracts entered through December 31, 2007. We plan to complete the entire contract backlog during 2008.

Product Revenue.

                                                              % of                  % of
                                                             product               product
                                                   2007      revenue     2006      revenue   $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------  ---------  ---------
Rov revenue                                     $      90        6.1  $      --        0.0  $      90      N/A
Flic revenue                                        1,303       88.4      1,589       89.9       (286)     (18.0)
Nomad revenue                                          81        5.5        179       10.1        (98)     (54.7)
                                                 ---------             ---------             ---------
Total product revenue                           $   1,474             $   1,768             $    (294)     (16.6)
                                                 =========             =========             =========

We have earned product revenue from sales of ROV, Flic and Nomad.

In May 2007, we announced the launch of ROV, our new bar code scanner product. The ROV is based on our proprietary MEMS technology. ROV is being manufactured by our contract manufacturing partner in Malaysia. We had planned to begin commercial shipments of ROV during the third quarter of 2007. During our Beta evaluation, we determined that ROV did not meet our quality standards. We delayed the launch of ROV production until we could correct the deficiencies. Commercial shipments of ROV began during the fourth quarter of 2007.

The decrease in Flic revenue in 2007 compared to 2006 was the result of the timing of the release of ROV. We believe that many of our customers were waiting for the availability of ROV before placing orders for our bar code scanning products.

The decrease in Nomad revenue was the result of our decision in June 2006 to no longer promote the Nomad product. The Nomad had not gained the commercial acceptance we had planned when it was introduced.

Our quarterly revenue may vary substantially due to the timing of product orders from customers, production constraints and raw material availability.

The backlog of product orders at December 31, 2007 was approximately $245,000, compared to $353,000 at December 31, 2006, all of which is scheduled for delivery during 2008.

Cost of Contract Revenue.

                                                              % of                  % of
                                                            contract              contract
                                                   2007      revenue     2006      revenue   $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------  ---------  ---------
Cost of contract revenue                        $   4,916       54.6  $   3,398       64.4  $   1,518       44.7

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

The cost of contract revenue as a percentage of revenue was lower in 2007 than in 2006 as a result of negotiating better terms on contracts entered into in late 2006 and early 2007. We target a gross margin for each contract of at least 40%; however, the gross margin can vary based on the technical challenges encountered in completing the contract.

The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract cost mix and the levels of direct and indirect costs incurred. However, over longer periods of time we expect modest fluctuations in the cost of contract revenue, as a percentage of contract revenue.

Cost of Product Revenue.

                                                              % of                  % of
                                                             product               product
                                                   2007      revenue     2006      revenue   $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------  ---------  ---------
Cost of product revenue                         $   1,690      114.7  $   4,768      269.7  $  (3,078)     (64.6)

Cost of product revenue includes both the direct and allocated indirect costs of manufacturing ROVs and Flics sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of ROV and Flic. Indirect costs include labor and other costs associated with operating our manufacturing capabilities and capacity.

Our overhead, which includes the costs of procuring, inspecting and storing material, facility and depreciation costs, is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the proportion of direct material purchased for the respective activity. During 2007 and 2006, we expensed approximately $289,000 and $1,224,000, respectively, of manufacturing overhead associated with production capacity in excess of production requirements.

The decline in cost of product revenue as a percentage of product revenue for 2007 compared to 2006 is attributable to the following factors:

  The decision in June 2006 to no longer support the Nomad product line. During 2006, we recorded expenses of $1.2 million associated with the Nomad product line that were not repeated in 2007.
  Reduced direct cost and overhead on the Flic product line resulting in a savings of approximately 108% for the year ended December 31, 2007 compared to the same period in 2006.
  The absence of losses associated with noncancelable purchase contracts. In 2006, we recorded a loss of $310,000 to cost of product revenue as a result of commitments to purchase materials for the Flic scanner that were in excess of our estimated future proceeds from the sale of the Flic scanners.

We expect that the cost of product revenue on an absolute dollar basis will increase in the future as expected sales of commercial products increase. The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix, the level of overhead expense and the volume of direct materials purchased.

Research and Development Expense.

                                                   2007       2006     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Research and development                        $  14,944  $  10,715  $   4,229       39.5

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

Sales, Marketing, General and Administrative Expense.

                                                   2007       2006     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Sales, marketing, general and administrative    $  15,779  $  17,362  $  (1,583)      (9.1)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

In early 2006, we announced our plan to reduce spending in sales, marketing, general and administrative expenses. We continue to aggressively manage these costs as part of our strategy of accelerating the development of products based on the PicoP while controlling the cash burn. The decrease in sales, marketing, general and administrative expense in 2007 compared to 2006 is the result of the cost reduction efforts.

Interest Income and Expense.

                                                   2007       2006     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Interest income                                 $   1,358  $     719  $     639       88.9

                                                   2007       2006     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Interest expense                                $     513  $   5,753  $  (5,240)     (91.1)

The increase in interest income in 2007 from 2006 results from higher average cash and investment securities balances.

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

Gain (Loss) on Derivative Instruments, Net.

                                                   2007       2006     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Gain (loss) on derivative instruments, net      $    (483) $   1,627  $  (2,110)    (129.7)

In connection with the issuance of our March Notes and our December Notes (together, the "Notes"), we concluded that the note holders' right to convert all or a portion of the Notes into our common stock is an embedded derivative instrument as defined by FAS 133, Accounting for Derivative Instruments and Hedging Activities. We determine the value of the derivative features at each balance sheet date using the Black-Scholes option pricing model. Due to the retirement of our Notes in March 2007, the value of the derivative feature decreased to zero. The change in value of $68,000 from December 31, 2007 to the date of retirement of the Notes was recorded as a non- operating gain and is included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

We issued warrants to purchase 2,302,000 shares of common stock in connection with the issuance of the Notes. The warrants met the definition of derivative instruments that must be accounted for as liabilities under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because we cannot engage in certain corporate transactions affecting the common stock unless we make a cash payment to the holders of the warrants. We record changes in the fair values of the warrants in the statement of operations each period. We valued the warrants at December 31, 2007 using the Black-Scholes option pricing model with the following assumptions: expected volatility of 67%; expected dividend yield of 0%; risk free interest rates ranging from 3.05% to 3.07%; and contractual lives ranging from .6 years to 2.9 years. The change in value of the warrants of $85,000 in 2007 was recorded as a non-operating loss and is included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

In January 2006, we sold 2.6 million shares of Lumera common stock for $10.3 million. As a result of the reduction in ownership, we changed to the cost basis of accounting for our investment in Lumera in accordance with FAS 115. In connection with the change in accounting method, we recorded $476,000 in "Other current assets" for the fair value of warrants previously received to purchase 170,500 shares of Lumera common stock. On the transaction date, the warrants were initially valued using the Black-Scholes option pricing model with the following assumptions: expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.55%; and contractual life of 5.1 years. As of December 31, 2007, the warrants were valued using the Black-Scholes option pricing model with the following assumptions: expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 3.11%; and contractual life of 3.2 years. As of December 31, 2007, the fair value of the warrants decreased to $130,000 and the change in value of $465,000 in 2007 was recorded as a loss to "Gain (loss) on derivative instruments, net."

Equity in losses of Lumera and Gain on sale of investment in Lumera.

Equity in losses of Lumera:

                                                   2007       2006     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Equity in losses of Lumera                      $       0  $    (290) $     290     (100.0)

Gain on sale of securities of equity investment:

                                                   2007       2006     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Gain on sale of investment in Lumera            $   6,606  $   8,738  $  (2,132)     (24.4)

In 2006, we sold 2.9 million shares of our Lumera common stock for $12.2 million. We recorded a "Gain on sale of investment in Lumera" of approximately $8.7 million. In January 2006, we recorded a charge of $290,000 for our proportion of Lumera net loss for the period preceding change in accounting method.

During 2007, we sold 1,714,000 shares of Lumera common stock for gross proceeds of $8.7 million and we recorded a gain of $6.6 million. As of December 31, 2007, we owned 36,000 shares of Lumera common stock.

Income Taxes.

No provision for income taxes has been recorded because we have experienced net losses from inception through December 31, 2007. At December 31, 2007, we had net operating loss carry-forwards of approximately $200.0 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $3.6 million. The net operating losses begin expiring in 2008 if not previously utilized. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our shareholders during any three-year period would result in a limitation on our ability to utilize a portion of our net operating loss carry-forwards. We have determined that such a change of ownership occurred during 1995 and that the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $761,000. An additional change of ownership occurred in 1996 and the annual limitation for losses generated in 1996 is approximately $1.6 million.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. We did not have any unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings. We did not have any unrecognized tax benefits at January 1, 2007 and at December 31, 2007.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2007 and 2006, we recognized no interest and penalties.

Inducement for Conversion of Preferred Stock

                                                   2007       2006     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Inducement for conversion of preferred stock    $       0  $  (3,076) $   3,076     (100.0)

In May 2006, we entered into a Conversion Agreement with the holders of our Series A Convertible Preferred Stock to convert 5,000 shares of Preferred Stock. The details of the conversion are discussed under "Inducement for Conversion of Preferred Stock" presented below.

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

In September 2006, we also entered into a 12 month agreement with Visteon, a global Tier 1 automotive supplier. Under the agreement, we worked with Visteon to design and produce a series of advanced automotive head-up display samples. Visteon, working in collaboration with us, is expected to use the samples to demonstrate the performance of our laser-based light scanning technology and to refine commercial product requirements of automotive head-up displays.

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
                                                 =========             =========             =========

During 2005, we sold 165 Nomad units totaling $1.2 million to General Dynamics and there was no corresponding sale in 2006. The Nomad did not gain the commercial acceptance we had planned when it was introduced. In June 2006, we decided not to continue to promote the Nomad product.

The backlog of product orders at December 31, 2006 was approximately $353,000, compared to $579,000 at December 31, 2005.

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

Research and Development Expense.

                                                   2006       2005     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Research and development                        $  10,715  $   6,587  $   4,128       62.7

During 2006, we directed more engineering labor to work on internally funded development projects than planned resulting in higher research and development expense. Total costs incurred by our research and development department for cost of contract revenue and research and development expense activities were higher during 2006 than 2005. Research and development expense was higher in 2006 than 2005 due to higher direct labor, subcontractor and material costs. The higher proportions of direct labor on internally funded projects relative to revenue projects in 2006 than in 2005 resulted in more indirect overhead cost absorption into research and development expense in 2006. In addition, 2006 included $396,000 and $324,000, respectively, for FAS 123R option expense and severance that did not occur in 2005.

Sales, Marketing, General and Administrative Expense.

                                                   2006       2005     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Sales, marketing, general and administrative    $  17,362  $  20,352  $  (2,990)     (14.7)

During 2006, we made significant reductions in staff and marketing expenses related to the discontinuation of the Nomad product, reductions in corporate staff expenses, professional fees, and increased focus and efficiencies in operations. These reductions were offset in part in non-cash compensation cost arising from the adoption of FAS 123(R) of $1.4 million and severance costs of $518,000, which did not occur in 2005.

In January 2006, two senior officers with outstanding loans from the Company left the Company. Because the loans were not fully secured and collection was uncertain, we increased the allowance by $1,031,000 in December 2005. In accordance with the terms, the loans were due in January 2007. Neither of the officers has repaid their loans. One of the officers pledged 50,000 shares of Lumera common stock as collateral for the loans . In May 2007, we foreclosed on the collateral and sold the shares for net proceeds of $227,000. We are pursuing collection of the remaining outstanding balances. As a result of a review of the financial position of the former executives and the potential difficulty in collecting loans from former employees, the Company recorded additional allowances for doubtful accounts for the receivables from senior officers of $542,000 during the year ended December 31, 2006. A third executive with outstanding loans from the Company left the Company in August 2007 and his loans will be due in August 2008.

Interest Income and Expense.

                                                   2006       2005     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Interest income                                 $     719  $     263  $     456      173.4

                                                   2006       2005     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Interest expense                                $   5,753  $   3,253  $   2,500       76.9

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

Gain (Loss) on Derivative Instruments, Net.

The following table shows the gain on derivative instruments, net:

                                                   2006       2005     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Gain (loss) on derivative instruments, net      $   1,627  $   5,975  $  (4,348)     (72.8)

In connection with the issuance of our Notes, we concluded that the note holders' right to convert all or a portion of the Notes into our common stock is an embedded derivative instrument as defined by FAS 133, Accounting for Derivative Instruments and Hedging Activities. We determine the value of the derivative features at each balance sheet date using the Black-Scholes option pricing model. At December 31, 2006, we used the following assumptions: expected volatilities of 67%; expected dividend yields of 0%; risk free interest rate of 4.96%; and contractual lives of 2.5 months. The contractual lives are the same as the principal repayment dates when valuing the derivative features. Due to changes in our stock price and the short remaining lives, the aggregate fair value of the embedded derivative instruments decreased to $68,000 at December 31, 2006. The change in value of $1,300,000 for 2006 was recorded as a non- operating gain and is included in "Gain on derivative instruments, net" in the consolidated statement of operations.

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

Loss on debt extinguishment.

                                                   2006       2005     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Loss on debt extinguishment                     $       0  $  (3,313) $   3,313    (100.0)

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

Equity in losses of Lumera and Gain on sale of securities of equity investment in Lumera.

Equity in losses of Lumera:

                                                   2006       2005     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Equity in losses of Lumera                      $    (290) $  (3,242) $   2,952      (91.1)

Gain on sale of securities of equity investment:

                                                   2006       2005     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Gain on sale of investment in Lumera            $   8,738  $   2,700  $   6,038     223.6

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

Income Taxes.

At December 31, 2006, we had net operating loss carry-forwards of approximately $198.0 million for federal income tax reporting purposes. In addition, we had research and development tax credits of $2.9 million.

Inducement for Conversion of Preferred Stock.

                                                   2006       2005     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Inducement for conversion of preferred stock    $  (3,076) $  (1,184) $  (1,892)    159.8

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

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues and product sales. At December 31, 2007, we had $35.8 million in cash, cash equivalents, and investment securities, available-for-sale. In June and July 2007, we received $34,092,000 from the exercise of 12,855,000 publicly traded warrants after we exercised our right to call these warrants. In addition, during the year ended December 31, 2007, we sold approximately 1,714,000 shares of Lumera common stock for gross proceeds of $8,717,000. Based on our current operating plan, we believe we have sufficient cash to fund operations through at least March 2009. We will require additional cash to fund our operating plan past that time. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we will be required to limit our operations substantially. This limitation of operations may include reductions in staff, operating costs and capital expenditures.

Cash used in operating activities totaled $21.3 million during 2007, compared to $27.1 million during 2006.

We had the following material gains and charges, and changes in assets and liabilities during the year ended December 31, 2007.

  "Non cash interest expense, net" In connection with the issuance of our notes in March 2005 and December 2005, we allocated proceeds to the embedded derivative features and the warrants. The aggregate discount to the notes of $7.9 million was amortized to non-cash interest expense using the imputed interest method over the life of the notes. In 2007, $349,000 in discount associated with the notes was amortized. In March 2007, we made the final scheduled payments in connection with our convertible notes.
  "Gain on sale of investment in Lumera" During 2007, we sold 1,714,000 shares of our Lumera common stock at prices between $4.31 and $6.01 per share for total proceeds of $8,717,000. The aggregate carrying value of the shares sold in 2007 was $2,111,000, resulting in a gain of $6,606,000.
  "Billings in excess of costs and estimated earnings on uncompleted contracts" In December 2007, we received $500,000 from a customer for an advance payment in accordance with the terms of the development contract. The work was performed in January 2008.
  "Inventory" Inventory decreased by $282,000 to $761,000 at December 31, 2007 from $1,043,000 at December 31, 2006. As a result of the timing of our production schedule for ROV, we had a lower finished goods balance as of the end of the year compared to the prior year. We value inventory at the lower of cost or market with cost determined on a weighted average cost basis. The following table shows the composition of the inventory at December 31, 2007 and December 31, 2006, respectively:

                                                                         December 31,
                                                                   ------------------------
                                                                      2007         2006
                                                                   -----------  -----------
Raw materials                                                     $   122,000  $   146,000
Work in process                                                        10,000           --
Finished goods                                                        629,000      897,000
                                                                   -----------  -----------
                                                                  $   761,000  $ 1,043,000
                                                                   ===========  ===========

Cash used in investing activities totaled $14.2 million in 2007 compared to cash provided by investing activities of $11.8 million in 2006. Cash used in investing activities in 2007 includes net purchases of $22.3 million of investment securities with a portion of the proceeds from the call of our public warrants. In January 2006, we sold 2.6 million shares of our Lumera common stock for $10.3 million. In 2006, we had no net purchases of investment securities. During 2007, we sold 1.7 million shares of Lumera common stock for $8.7 million. In addition, we used cash of $1.1 million for capital expenditures in 2007, compared to $2.2 million during the same period in 2006. Capital expenditures include leasehold improvements to leased office space and computer hardware and software, laboratory equipment and furniture and fixtures to support operations. The decrease is due to the absence of expenditures for leasehold improvements to our new facility that we incurred in 2006.

Cash provided by financing activities totaled $34.4 million in 2007, compared to $23.0 million in 2006.

The following is a list of scheduled payments we made in connection with our March and December 2005 convertible notes during 2007 and 2006.

  During 2007:
    cash payments of $1.4 million in principal and $28,000 in interest, and issued 459,000 shares of its common stock in payment of $1.4 million in principal and $21,000 in interest.
  During 2006:
    cash payments of $9.6 million in principal and $722,000 in interest, and issued 1.4 million shares of our common stock in payment of $1.7 million in principal and $88,000 in interest.

The following is a list of securities issuances during 2007 and 2006.

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
  In June and July 2006, we raised an aggregate of $27.1 million before issuance cost of $2.2 million through an underwritten public offering of 11.6 million shares of our common stock and warrants to purchase 12.4 million shares of our common stock. The warrants have an exercise price of $2.65 per share, a five year term, and are not exercisable for one year from the date of issuance. The warrants are callable after one year from the date of issuance if the average closing bid price of our stock is over $5.30 for any 20 consecutive trading days. In connection with the offering, the Company issued the underwriter a warrant to purchase 537,500 shares of Microvision common stock at an exercise price of $2.76 per share. The Company also issued the underwriter a warrant to acquire 537,500 warrants, identical to those sold in the offering, at an exercise price of $0.16 per warrant. Both warrants will be exercisable for a period of 4 years beginning on the first anniversary of the date of issuance.

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

The following table lists our contractual obligations (in thousands):

                                                                           December 31,
                                               ------------------------------------------------------------------
                                                 2008       2009       2010       2011       2012     After 2012     Total
                                               ---------  ---------  ---------  ---------  ---------  -----------  ---------
Contractual Obligations:
Open purchase orders *                        $   3,654  $     178  $      --  $      --  $      --  $        --  $   3,832
Minimum payments under capital leases                55         49         40          8         --           --        152
Minimum payments under operating leases             896        852        881        905        935          564      5,033
Minimum payments under research, royalty
 and licensing agreements                           215        215        175        350        350           --  +   1,305
                                               ---------  ---------  ---------  ---------  ---------  -----------  ---------
    Total                                     $   4,820  $   1,294  $   1,096  $   1,263  $   1,285  $       564  $  10,322
                                               =========  =========  =========  =========  =========  ===========  =========

* Open purchase orders represent commitments to purchase inventory, materials, capital equipment and other goods used in the normal course of the Company's business.

+ License and royalty obligations continue through the lives of the underlying patents, which is currently through at least 2017.

New accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157 Accounting for Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the financial impact of FAS 157 on its financial statements.

In June 2007, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07- 3). EITF 07-3 requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities to be capitalized and recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the financial impact of EITF 07-3 on its financial statements.

In June 2007, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 discusses how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the participants, how an entity should characterize payments made between participants and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the financial impact of EITF07-1 on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Of our total cash equivalents and investment securities available-for-sale balance, 61% have variable interest rates and, as such, the fair values of the principal of these instruments are not affected by changes in market interest rates. The remaining 39% of our cash equivalents and investment securities available-for-sale balance are at fixed interest rates and, as such, the fair values of these instruments are affected by changes in market interest rates. Due to the generally short-term maturities of these investment securities, we believe that the market risk arising from our holdings of these financial instruments is not material.

Our investment policy restricts investments to ensure principal preservation and liquidity. The investment securities portfolio is comprised of short-term highly rated commercial paper, U.S. government agency notes and auction rate securities.

At December 31, 2007, $8.8 million of our marketable securities portfolio was invested in AAA rated investments in auction-rate debt securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, fourteen or twenty-eight days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a "Dutch auction". If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined "penalty" or "maximum" rates. Following such a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful or new buyers express interest in purchasing these securities in between reset dates.

At the time of our initial investment and through the date of this Report, all of our auction-rate securities in which we invest remain AAA rated. As of March 12, 2008, we successfully liquidated into cash equivalents, $4.5 million of the $8.8 million of auction-rate securities held at December 31, 2007. The $4.5 million equaled our original purchase value. The remaining $4.3 million of auction rate securities have been subject to failed auctions in 2008 as a result of the current negative liquidity conditions in the global credit markets. The failed auctions have rendered these securities temporarily illiquid through the normal auction process. The underlying assets of our remaining auction-rate securities are student loans and municipal bonds insured by AMBAC, and the Federal Family Education Loan Program. As of March 3, 2008, AMBAC was rated AAA by Moody's and Standard and Poor's and AA by Fitch Ratings. Although these insurers are highly rated, they are reported to be experiencing financial difficulty, which could negatively affect their ratings and thus the ratings of the auction-rate securities that we hold. If the underlying issuers are unable to successfully clear future auctions or if their credit rating deteriorates and the deterioration is deemed to be other-than-temporary, we would be required to adjust the carrying value of the auction-rate securities through an impairment charge to earnings. Any of these events could affect our results of operations and our financial condition. In the event we need to access these funds, we could be required to sell these securities at an amount below our original purchase value. However, based on our ability to access our cash and cash equivalents and our other liquid investments, totaling $31.5 million at December 31, 2007, we do not expect to be required to sell these securities at a loss.

The values of cash equivalents and investment securities, available-for-sale, by maturity date as of December 31, 2007, are as follows:

                                             Amount      Percent
                                          ------------  ---------
Cash and cash equivalents                $  1,186,000        3.3%
Less than one year                         22,309,000       62.3
One to two years                            3,515,000        9.8
Greater than five years                     8,800,000       24.6
                                          ------------  ---------
                                         $ 35,810,000      100.0%
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Page
Report of Independent Registered Public Accounting Firm	XX

Consolidated Balance Sheets as of December 31, 2007 and 2006	XX

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	XX

Consolidated Statements of Mandatory Redeemable Convertible Preferred Stock and Shareholders' Equity (Deficit) for the years ended December 31, 2007, 2006 and 2005	XX

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2007, 2006 and 2005	XX

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	XX

Notes to Consolidated Financial Statements	XX

Valuation and Qualifying Accounts and Reserves	XX

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Shareholders of Microvision, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Microvision, Inc. at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 13 to the financial statements, during the year ended December 31, 2006, the Company changed the manner in which it accounts for stock based compensation.

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

PricewaterhouseCoopers LLP

Seattle, Washington
March 12, 2008

Microvision, Inc.
Consolidated Balance Sheets (in thousands, except share and per share amounts)

                                                                                            December 31,
                                                                                       ----------------------
                                                                                          2007        2006
                                                                                       ----------  ----------
Assets
Current assets
  Cash and cash equivalents                                                           $   13,399  $   14,552
  Investment securities, available-for-sale                                               22,411          --
  Accounts receivable, net of allowances of $123 and $216                                  1,885       1,166
  Costs and estimated earnings in excess of billings on uncompleted contracts                443         565
  Inventory                                                                                  761       1,043
  Current restricted investment in Lumera                                                     --      10,693
  Other current assets                                                                     1,180       1,986
                                                                                       ----------  ----------
    Total current assets                                                                  40,079      30,005

  Property and equipment, net                                                              4,047       4,011
  Restricted investments                                                                   1,125       1,268
  Other assets                                                                                47          41
                                                                                       ----------  ----------
      Total assets                                                                    $   45,298  $   35,325
                                                                                       ==========  ==========

Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                                                    $    2,146  $    1,785
  Accrued liabilities                                                                      4,154       3,698
  Billings in excess of costs and estimated earnings on uncompleted contracts                970         200
  Liability associated with common stock warrants                                          2,657       2,572
  Liability associated with embedded derivative feature                                       --          68
  Current portion of notes payable                                                            --       2,418
  Current portion of capital lease obligations                                                44          45
  Current portion of long-term debt                                                           65          59
                                                                                       ----------  ----------
    Total current liabilities                                                             10,036      10,845

  Capital lease obligations, net of current portion                                           88         132
  Long-term debt, net of current portion                                                     393         457
  Deferred rent, net of current portion                                                    1,720       2,027
                                                                                       ----------  ----------
    Total liabilities                                                                     12,237      13,461
                                                                                       ----------  ----------

Commitments and contingencies                                                                 --          --

Shareholders'  Equity
  Common stock, par value $.001; 125,000 shares authorized; 56,730 and
  42,921 shares issued and outstanding                                                        57          43
  Additonal paid-in capital                                                              292,374     253,086
  Receivables from related parties, net                                                       --        (250)
  Accumulated other comprehensive income                                                      51       8,619

  Accumulated deficit                                                                   (259,421)   (239,634)
                                                                                       ----------  ----------
    Total shareholders'  equity                                                           33,061      21,864
                                                                                       ----------  ----------
      Total liabilities and shareholders' equity                                          45,298      35,325
                                                                                       ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

Microvision, Inc.
Consolidated Statements of Operations (in thousands, except share and per share amounts)

                                                                                               Years Ended December 31,
                                                                                         ----------------------------------
                                                                                            2007        2006        2005
                                                                                         ----------  ----------  ----------
Contract revenue                                                                        $    9,010  $    5,275  $   11,386
Product revenue                                                                              1,474       1,768       3,360
                                                                                         ----------  ----------  ----------
Total revenue                                                                               10,484       7,043      14,746
                                                                                         ----------  ----------  ----------

Cost of contract revenue                                                                     4,916       3,398       6,456
Cost of product revenue                                                                      1,690       4,768       8,636
                                                                                         ----------  ----------  ----------
Total cost of revenue                                                                        6,606       8,166      15,092
                                                                                         ----------  ----------  ----------
    Gross margin                                                                             3,878      (1,123)       (346)
                                                                                         ----------  ----------  ----------

Research and development expense                                                            14,944      10,715       6,587
Sales, marketing, general and administrative expense                                        15,779      17,362      20,352
(Gain) loss on disposal of fixed assets                                                       (117)       (198)         --
                                                                                         ----------  ----------  ----------
Total operating expenses                                                                    30,606      27,879      26,939
                                                                                         ----------  ----------  ----------
Loss from operations                                                                       (26,728)    (29,002)    (27,285)

Interest income                                                                              1,358         719         263
Interest expense                                                                              (513)     (5,753)     (3,253)
Gain (loss) on derivative instruments, net                                                    (483)      1,627       5,975
Loss on debt extinguishment                                                                     --          --      (3,313)
Other expense                                                                                  (27)        (23)        (28)
                                                                                         ----------  ----------  ----------
Net loss before Lumera transactions                                                        (26,393)    (32,432)    (27,641)

Equity in losses of Lumera                                                                      --        (290)     (3,242)
Gain on sale of investment in Lumera                                                         6,606       8,738       2,700
                                                                                         ----------  ----------  ----------
Net loss                                                                                $  (19,787) $  (23,984) $  (28,183)

Stated dividend on mandatorily redeemable convertible preferred stock                           --         (59)       (280)
Accretion to par value of preferred stock                                                       --        (138)       (637)
Inducement for conversion of preferred stock                                                    --      (3,076)     (1,184)
                                                                                         ----------  ----------  ----------
Net loss available for common shareholders                                              $  (19,787) $  (27,257) $  (30,284)
                                                                                         ==========  ==========  ==========
Net loss per share basic and diluted                                                    $    (0.40) $    (0.81) $    (1.35)
                                                                                         ==========  ==========  ==========

Weighted-average shares outstanding basic and diluted                                       49,963      33,572      22,498
                                                                                         ==========  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

Microvision, Inc.
Consolidated Statements of Madatorily Redeemable Convertable Preferred Stock and Stockholders' Equity (in thousands)

                                                                                                                            Shareholders' Equity (Deficit)
                                                           Mandatorily     --------------------------------------------------------------------------------------------------------------------------
                                                           redeemable     |
                                                          convertible     |                                                 Subscriptions  Receivables   Accumulated
                                                         preferred stock  |    Common Stock      Additional                  receivable       from          other                         Total
                                                       -------------------|-------------------     paid-in      Deferred    from related     related    comprehensive  Accumulated    Shareholders'
                                                        Shares    Amount  | Shares   Par Value     capital     Compensation    parties       parties       income        defecit     Equity (Deficit)
                                                       --------  ---------|--------  ---------  -------------  -----------  -------------  -----------  -------------  ------------  ----------------
Balance at December 31, 2004                                10  $   7,647 | 21,509  $      22  $     196,929  $      (305) $        (166) $    (1,823) $          --  $   (187,467) $          7,190
Issuance of stock, options and warrants to                                |
  non-employees for services                                              |      7                        65                                                                                      65
Deferred compensation on stock options                                    |                              144         (144)                                                                        --
Amortization of share-based compensation                                  |                                           364                                                                        364
Exercise of warrants and options                                          |      5         --             20                                                                                      20
Sales of common stock                                                     |  2,171          2          9,908                                                                                   9,910
Conversion of preferred stock                               (5)    (4,539)|    855          1          4,538                                                                                   4,539
Conversion of senior secured exchageable covertible notes                 |    310         --          1,837                                                                                   1,837
Stock received for subscriptions receivable                               |    (28)        --           (169)                        166                                                          (3)
Inducement to preferred shareholders                                      |                             (763)                                                                                   (763)
Issuance of common stock and change in warrant value to                   |
  preferred shareholders                                                  |                              763                                                                                     763
Beneficial conversion feature of mandatorily redeemable                   |
  convertible preferred stock                                         421 |                             (421)                                                                                   (421)
Issuance of common stock for payment on senior                            |
  exchangeable convertible notes                                          |    258         --            867                                                                                     867
Issuance of common stock for payment of interest                          |
  on senior secured exchangeable convertible notes                        |     40         --            130                                                                                     130
Issuance of common stock on preferred dividend                            |     11         --             62                                                                                      62
Dividend on preferred stock                                               |                             (280)                                                                                   (280)
Non-cash accretion on mandatorily redeemable                              |
  convertible preferred stock                                         637 |                             (637)                                                                                   (637)
Allowance for doubtful accounts on receivables from                       |
  related parties                                                         |                                                                     1,031                                          1,031
Net loss                                                                  |                                                                                                (28,183)          (28,183)
                                                       --------  ---------|--------  ---------  -------------  -----------  -------------  -----------  -------------  ------------  ----------------
Balance at December 31, 2005                                 5      4,166 | 25,138         25        212,993          (85)            --         (792)            --      (215,650)           (3,509)
Amortization of share-based compensation                                  |                            1,740           85                                                                      1,825
Exercise of warrants and options                                          |     16                        44                                                                                      44
Sales of common stock and warrants                                        |
 (net of issuance costs of $3.0 million)                                  | 14,867         15         32,015           --                                                                     32,030
Conversion of preferred stock                               (5)    (5,000)|    786          1          4,999                                                                                   5,000
Inducement to preferred shareholders                                      |                           (2,379)                                                                                 (2,379)
Unamortized discount and offering costs                                   |
 on preferred stock                                                   419 |                             (419)                                                                                   (419)
Issuance of common stock and change in                                    |
  warrant value to preferred shareholders                                 |    565          1          1,978                                                                                   1,979
Beneficial conversion feature of                                          |
 mandatorily redeemable convertible preferred stock                   278 |                             (278)                                                                                   (278)
Non-cash accretion on mandatorily redeemable convertible                  |
 preferred stock                                                      137 |                             (137)                                                                                   (137)
Issuance of common stock for payment on senior                            |
 secured exchangeable convertible notes                                   |  1,466          1          1,966                                                                                   1,967
Issuance of common stock for payment of interest on senior                |
 secured exchangeable convertible notes                                   |     67                        88                                                                                      88
Issuance of common stock on preferred dividend                            |     16                        59                                                                                      59
Dividend on preferred stock                                               |                              (59)                                                                                    (59)
Warrants to purchase Lumera common stock                                  |                              476                                                                                     476
Allowance for doubtful accounts on receivables from                       |
  related parties                                                         |                                                                       542                                            542
Other comprehensive income                                                |                                                                                    8,619                           8,619
Net loss                                                                  |                                                                                                (23,984)          (23,984)
                                                       --------  ---------|--------  ---------  -------------  -----------  -------------  -----------  -------------  ------------  ----------------
Balance at December 31, 2006                                --         -- | 42,921         43        253,086           --             --         (250)         8,619      (239,634)           21,864
Amortization of share-based compensation                                  |                            1,886                                                                                   1,886
Exercise of warrants and options                                          | 13,350         13         35,883                                                                                  35,896
Sales of common stock and warrants                                        |                              130           --                                                                        130
Issuance of common stock for payment on senior                            |
 secured exchangeable convertible notes                                   |    452          1          1,367                                                                                   1,368
Issuance of common stock for payment of interest on senior                |
 secured exchangeable convertible notes                                   |      7                        22                                                                                      22
Sale of Lumera stock held as collateral on receivables                    |
  from related parties                                                    |                                                                       227                                            227
Allowance for doubtful accounts on receivables from                       |
  related parties                                                         |                                                                        23                                             23
Other comprehensive income                                                |                                                                                   (8,568)                         (8,568)
Net loss                                                                  |                                                                                                (19,787)          (19,787)
                                                       --------  ---------|--------  ---------  -------------  -----------  -------------  -----------  -------------  ------------  ----------------
Balance at December 31, 2007                                --  $      -- | 56,730  $      57  $     292,374  $        --  $          --  $        --  $          51  $   (259,421) $         33,061
                                                       ========  ========= ========  =========  =============  ===========  =============  ===========  =============  ============  ================

The accompanying notes are an integral part of these consolidated financial statements.

Microvision, Inc.
Consolidated Statements of Comprehensive Loss (in thousands)

                                                                                               Years Ended December 31,
                                                                                         ----------------------------------
                                                                                            2007        2006        2005
                                                                                         ----------  ----------  ----------
Net loss                                                                                $  (19,787) $  (23,984) $  (28,183)
                                                                                         ----------  ----------  ----------
Other comprehensive loss
    Unrealized gain (loss) on investment securities, available-for-sale:
        Unrealized holding gain (loss) arising during period                                (1,962)     17,357
        Less: reclassification adjustment for gains realized in net loss                    (6,606)     (8,738)         --
                                                                                         ----------  ----------  ----------
        Net unrealized gain (loss)                                                          (8,568)      8,619          --
                                                                                         ----------  ----------  ----------
Comprehensive loss                                                                      $  (28,355) $  (15,365) $  (28,183)
                                                                                         ==========  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

Microvision, Inc.
Consolidated Statement of Cash Flows (in thousands)

                                                                                              Years Ended December 31,
                                                                                         -------------------------------
                                                                                           2007       2006       2005
                                                                                         ---------  ---------  ---------
Cash flows from operating activities
  Net loss                                                                              $ (19,787) $ (23,984) $ (28,183)
  Adjustments to reconcile net loss to net cash used in operations:
    Depreciation                                                                              953      1,218      1,602
    (Gain) loss on disposal of fixed assets                                                  (117)      (198)        --
    Non-cash expenses related to issuance of stock, warrants, and options,
     and amortization of deferred compensation                                              1,897      1,825        429
    Non-cash interest expense, net                                                            371      4,753      2,730
    Loss (gain) on derivative instruments                                                     482     (1,627)    (2,659)
    Inventory write-downs                                                                      84      1,181      3,732
    Allowance for receivables from related parties                                             23        542      1,031
    Equity in losses of Lumera                                                                 --        290      3,242
    Gain on sale of investment in Lumera                                                   (6,606)    (8,738)    (2,700)
    Net accretion of discount on short-term investments                                       (80)        --         --
    Loss on debt extinguishment                                                                --         --      3,313
    Non-cash deferred rent                                                                   (277)      (231)       (21)
    Allowance for estimated contract losses                                                    --         --        (53)
  Change in:
    Accounts receivable                                                                      (719)       214      3,847
    Costs and estimated earnings in excess of billings on uncompleted contracts               122        639       (607)
    Inventory                                                                                 198     (1,465)    (1,324)
    Other current assets                                                                      408        121         61
    Other assets                                                                               (6)        83        340
    Accounts payable                                                                          461       (689)    (1,050)
    Accrued liabilities                                                                       515     (1,139)      (190)
    Billings in excess of costs and estimated earnings on uncompleted contracts               770        149     (3,267)
                                                                                         ---------  ---------  ---------
      Net cash used in operating activities                                               (21,308)   (27,056)   (19,727)
                                                                                         ---------  ---------  ---------
Cash flows from investing activities
  Sales of investment securities                                                            7,200         --      1,248
  Purchases of investment securities                                                      (29,504)        --     (1,248)
  Sales of restricted investment securities                                                 2,329      1,100      1,238
  Purchases of restricted investment securities                                            (2,329)      (268)    (2,101)
  Decrease in restricted investment                                                           143         --         --
  Decrease in restricted cash                                                                  --        755       (755)
  Collections of receivables from related parties                                             227         --         --
  Sale of long-term investment - Lumera                                                     8,637     12,142      3,893
  Proceeds on sale of property and equipment                                                  117        200         --
  Purchases of property and equipment                                                      (1,058)    (2,152)    (1,239)
                                                                                         ---------  ---------  ---------
      Net cash provided by (used in) investing activities                                 (14,238)    11,777      1,036
                                                                                         ---------  ---------  ---------
Cash flows from financing activities
  Principal payments under capital leases                                                     (45)       (40)       (46)
  Principal payments under long-term debt                                                     (58)       (55)       (77)
  Increase in long-term debt                                                                   --        536         --
  Proceeds from issuance of notes and warrants                                                 --         --     14,148
  Payments on notes payable                                                                (1,400)    (9,600)    (1,000)
  Increase in deferred rent                                                                    --      1,042      1,492
  Payment of embedded derivative feature of preferred stock conversion                         --     (1,074)        --
  Payment of preferred dividend                                                                --        (43)      (173)
  Net proceeds from issuance of common stock and warrants                                  35,896     32,205      9,939
                                                                                         ---------  ---------  ---------
      Net cash provided by financing activities                                            34,393     22,971     24,283
                                                                                         ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents                                       (1,153)     7,692      5,592
Cash and cash equivalents at beginning of period                                           14,552      6,860      1,268
                                                                                         ---------  ---------  ---------
Cash and cash equivalents at end of period                                              $  13,399  $  14,552      6,860
                                                                                         =========  =========  =========

Supplemental disclosure of cash flow information
Cash paid for interest                                                                  $      92  $     786  $     348
                                                                                         =========  =========  =========

Supplemental schedule of non-cash investing and financing activities
Property and equipment acquired under capital leases                                    $      --  $      80  $     135
                                                                                         =========  =========  =========
Other non-cash additions to property and equipment                                      $      46  $     115  $     812
                                                                                         =========  =========  =========
Conversion of preferred stock into common stock                                         $      --  $   4,417  $   4,117
                                                                                         =========  =========  =========
Deferred compensation - warrants, options and stock grants                              $      --  $      --  $     209
                                                                                         =========  =========  =========
Issuance of common stock for payment of principal and interest on senior
   secured exchangeable convertible notes                                               $   1,388  $   1,755  $     997
                                                                                         =========  =========  =========
Conversion of convertible debt into common stock                                        $      --  $     344  $      --
                                                                                         =========  =========  =========
Inducement for conversion of preferred stock                                            $      --  $   3,076  $      --
                                                                                         =========  =========  =========

The accompanying notes are an integral part of these financial statements.

1. The Company

Microvision is developing miniature display and imaging engines based upon its integrated photonics module technology platform. Microvision has entered into contracts with commercial and U.S. government customers to develop applications using our technology. Microvision has one commercially marketed product, ROV, a hand-held bar code scanner that incorporates the Company's proprietary MEMS technology.

Microvision has incurred significant losses since inception. Based on its current operating plan, the Company believes it has sufficient cash to fund operations through at least March 2009. The Company will require additional cash to fund its operating plan past that time. The Company plans to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that such cash will be available to the Company, or if available, on terms acceptable to the Company on a timely basis.

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

Principles of consolidation

The consolidated financial statements include Microvision and equity investments in which Microvision has the ability to exercise significant influence but does not have voting control.

At December 31, 2005, Microvision owned 28% of Lumera's common stock. In 2005 and 2006, the Company accounted for Lumera as an equity investment. In January 2006, Microvision sold 2,550,000 shares of its Lumera common stock. As a result of the reduction in ownership, Microvision changed to the cost basis of accounting for its investment in Lumera in accordance with FAS 115. Microvision also owns a warrant exercisable at $8.80 to purchase 170,500 shares of Lumera common stock.

Cash, cash equivalents and investment securities, available-for-sale

The Company considers all investments that contractually mature within 90 days of the date of purchase to be cash equivalents. The Company accounts for investment securities, available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"). FAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company's investment securities, available-for sale are comprised of commercial paper, government and commercial debt securities and auction rate securities. The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in other comprehensive income (loss). Dividend and interest income are recognized when earned. Realized gains and losses are presented separately on the income statement. The cost of securities sold is based on the specific identification method.

Inventory

Inventory consists of raw material; work in process and finished goods for the Company's ROV and Flic products. Inventory is recorded at the lower of cost or market with cost determined on the weighted-average method. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, Microvision reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through normal production during the next twelve months.

Restricted investments

As of December 31, 2007, restricted investments include $1.1 million in irrevocable letters of credit as security on a lease agreement for the corporate headquarters building in Redmond, WA. The required letter of credit balance decreases over the term of the lease, which expires in 2013.

Property and equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (two to five years) using the straight-line method. Leasehold improvements are depreciated over the shorter of estimated useful lives or the lease term.

Revenue recognition

Revenue has primarily been generated from contracts for further development of the light scanning technology and to produce demonstration units for commercial enterprises and the United States government. Revenue on such contracts is recorded using the percentage-of-completion method measured on a cost incurred basis. The percentage of completion method is used because the Company can make reasonably dependable estimates of the contract cost. Changes in contract performance, contract conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when realization is assured. If the U.S. Government cancels a contract, the Company would receive payment for work performed and costs committed to prior to the cancellation.

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

At December 31, 2007, $8.8 million of the Company's marketable securities portfolio was invested in AAA rated investments in auction-rate debt securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, fourteen or twenty-eight days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a "Dutch auction". If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined "penalty" or "maximum" rates. Following such a failed auction, the company would not be able to access its funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful or new buyers express interest in purchasing these securities in between reset dates.

At the time of its initial investment and through the date of this Report, all of the Company's auction- rate securities in which it invests remain AAA rated. As of March 12, 2008, the Company successfully liquidated into cash equivalents, $4.5 million of the $8.8 million of auction-rate securities held at December 31, 2007. The $4.5 million equaled the original purchase value. The remaining $4.3 million of auction rate securities have been subject to failed auctions in 2008 as a result of the current negative liquidity conditions in the global credit markets. The failed auctions have rendered these securities temporarily illiquid through the normal auction process. The underlying assets of the Company's remaining auction-rate securities are student loans and municipal bonds insured by AMBAC, and the Federal Family Education Loan Program. As of March 3, 2008, AMBAC was rated AAA by Moody's and Standard and Poor's and AA by Fitch Ratings. Although these insurers are highly rated, they are reported to be experiencing financial difficulty, which could negatively affect their ratings and thus the ratings of the auction- rate securities that the Company holds. If the underlying issuers are unable to successfully clear future auctions or if their credit rating deteriorates and the deterioration is deemed to be other-than-temporary, the Company would be required to adjust the carrying value of the auction-rate securities through impairment charge to earnings. Any of these events could affect the Company's results of operations and financial condition. In the event the Company needs to access these funds, it could be required to sell these securities at an amount below its original purchase value. However, based on the Company's ability to access our cash and cash equivalents and its other liquid investments, totaling $31.5 million at December 31, 2007 it does not expect to be required to sell these securities at a loss.

The United States government accounted for approximately 61%, 51%, and 35% of total revenue during 2007, 2006 and 2005, respectively. Visteon accounted for approximately 15% of total revenue during 2007 and Ethicon Endo-Surgery Inc. accounted for approximately 11% of total revenue during 2006. Contracts with three commercial customers represented 22%, 17%, and 38% of total revenues during 2007, 2006, and 2005, respectively. The United States government accounted for approximately 28% and 45% of the accounts receivable balance at December 31, 2007 and 2006, respectively.

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

Net loss per share

Basic net loss per share is calculated on the basis of the weighted- average number of common shares outstanding during the periods. Net loss per share assuming dilution is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities. Net loss per share assuming dilution for 2007, 2006 and 2005 is equal to basic net loss per share because the effect of dilutive securities outstanding during the periods including options and warrants computed using the treasury stock method, is anti-dilutive.

As of December 31, 2007, 2006 and 2005, the Company excluded the following convertible securities from diluted net loss per share as the effect of including them would have been anti-dilutive. The shares shown represent the number of shares of common stock which would be issued upon conversion as of the years ended December 31, 2007, 2006 and 2005.

                                                                                December 31,
                                                                   -------------------------------------
                                                                      2007         2006         2005
                                                                   -----------  -----------  -----------
Publicly traded warrants                                                   --   12,362,000           --
Options and private warrants                                        9,518,000   10,906,000    9,440,000
Notes payable                                                              --      620,000    3,101,000
Mandatorily redeemable convertible preferred stock                         --           --      786,000
                                                                   -----------  -----------  -----------
                                                                    9,518,000   23,888,000   13,327,000
                                                                   ===========  ===========  ===========

Research and development

Research and development costs are expensed as incurred.

Fair value of financial instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying amount of long-term debt at December 31, 2007 and 2006 was not materially different from the fair value based on rates available for similar types of arrangements. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturities. The convertible notes are not publicly traded and it is not practicable for the Company to estimate the fair value of the convertible notes due to the absence of comparable publicly traded financial instruments. The convertible notes were retired in March 2007.

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

                                                                          Year Ended December 31,
                                                                   ------------------------------------
                                                                      2007         2006         2005
                                                                   -----------  -----------  ----------
Cost of contract revenue                                          $   138,000  $    80,000  $       --
Cost of product revenue                                                20,000       70,000          --
Research and development expense                                      365,000      246,000          --
Sales, marketing, general and administrative expense                1,274,000    1,429,000     429,000
                                                                   -----------  -----------  ----------
                                                                  $ 1,797,000  $ 1,825,000  $  429,000
                                                                   ===========  ===========  ==========

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net loss, shareholders' equity or cash flows as previously reported.

New accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157 Accounting for Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the financial impact of FAS 157 on its financial statements.

In June 2007, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07- 3). EITF 07-3 requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities to be capitalized and recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the financial impact of EITF 07-3 on its financial statements.

In June 2007, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 discusses how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the participants, how an entity should characterize payments made between participants and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the financial impact of EITF07-1 on its financial statements.

3. Long-term contracts

Cost and estimated earnings in excess of billings on uncompleted contracts comprises amounts of revenue recognized on contracts that the Company has not yet billed to customers because the amounts were not contractually billable at December 31, 2007 and 2006. The following table summarizes when the Company will be contractually able to bill the balance as of December 31, 2007 and 2006.

                                                                        Year Ended December 31,
                                                                      --------------------------
                                                                          2007          2006
                                                                      ------------  ------------
Billable within 30 days                                              $    434,000  $    547,000
Billable between 31 and 90 days                                                --            --
Billable after 90 days                                                      9,000        18,500
                                                                      ------------  ------------
                                                                     $    443,000  $    565,500
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

In May 2007, the Company announced that it had entered into a $3,181,000 contract with the U.S. Air Force to provide a lightweight, see-through, full- color eyewear display prototype to the government. The contract, which continues a development activity with the Air Force, specifies the development, design, verification, testing, and delivery of a lightweight, see-through full- color wearable display for evaluation by several DOD project offices.

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

In September 2006, the Company entered into an 18 month, $5,945,000 contract with General Dynamics C4 Systems to supply full-color, daylight readable, see- through helmet-mounted displays as part of the U.S. Army's Mounted Warrior HMD Improvement Program. General Dynamics holds prime contracts with the U.S. Army for other Warrior programs including Land Warrior, Air Warrior and Future Force Warrior Advanced Technology Demonstration. The contract specifies the development and delivery of ten full-color display units for evaluation.

In June 2005, the Company entered into a 12 month, $4,359,000 contract with General Dynamics C4 Systems to continue the development of a helmet-mounted display for the Air Warrior Block 3 system. General Dynamics is under contract with the U.S. Army's Product Manager -- Air Warrior in Huntsville, Ala., to develop and integrate the Air Warrior Block 3 system. The Microvision helmet- mounted display is being designed as a full-color, see-through, daylight and night-readable, high-resolution display.

The following table summarizes the costs incurred on the Company's revenue contracts:

                                                                      December 31,  December 31,
                                                                          2007          2006
                                                                      ------------  ------------
Costs and estimated earnings incurred on uncompleted contracts       $  9,357,000  $  4,340,500
Billings on uncompleted contracts                                      (9,884,000)   (3,975,000)
                                                                      ------------  ------------
                                                                     $   (527,000) $    365,500
                                                                      ============  ============
Included in accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted
 contracts                                                           $    443,000  $    565,500
Billings in excess of costs and estimated earnings on uncompleted
 contracts                                                               (970,000)     (200,000)
                                                                      ------------  ------------
                                                                     $   (527,000) $    365,500
                                                                      ============  ============

4. Investment securities, available-for-sale

The following table summarizes the composition of the Company's available- for-sale investment securities at December 31, 2007 and 2006:

                                                                        Year Ended December 31,
                                                                      --------------------------
                                                                          2007          2006
                                                                      ------------  ------------
Lumera common stock                                                        95,000            --
U.S. government debt securites                                          4,486,000            --
U.S. corporate debt securites                                           9,030,000            --
Auction rate securites                                                  8,800,000            --
                                                                      ------------  ------------
                                                                     $ 22,411,000  $         --
                                                                      ============  ============

The available-for-sale investment securities at December 31, 2007 consisted of the following:

                                                            Gross        Gross
                                             Amortized   Unrealized   Unrealized    Estimated
                                               Cost         Gains       Losses      Fair Value
                                            -----------  -----------  -----------  ------------
Type of security:
    Lumera common stock                    $    43,000  $    52,000  $        --  $     95,000
    Corporate debt and equity securities     9,031,000        2,000       (5,000)    9,028,000
    U.S. government and agency securities    4,486,000        3,000       (1,000)    4,488,000
    Auction rate securities                  8,800,000           --           --     8,800,000
                                            -----------  -----------  -----------  ------------
                                           $22,360,000  $    57,000  $    (6,000) $ 22,411,000
                                            ===========  ===========  ===========  ============
Maturity date:
    Less than one year                     $10,045,000                            $ 10,096,000
    Due in 1-3 years                         3,515,000                               3,515,000
    Greater than five years                  8,800,000                               8,800,000
                                            -----------                            ------------
                                           $22,360,000                            $ 22,411,000
                                            ===========                            ============

5. Inventory

Inventory consists of the following:

                                                       December 31,   December 31,
                                                           2007           2006
                                                       -------------  ------------
Raw materials                                         $     122,000  $    146,000
Work in process                                              10,000            --
Finished goods                                              629,000       897,000
                                                       -------------  ------------
                                                      $     761,000  $  1,043,000
                                                       =============  ============

The inventory at December 31, 2007 and 2006 consisted of raw materials, work in process and finished goods for ROV and Flic. Inventory is stated at the lower of cost or market, with cost determined on a weighted average basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, Microvision reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through the normal course of business during the next twelve months. In 2007, 2006 and 2005, Microvision recorded inventory write-downs of $84,000, $1,181,000 and $3,732,000, respectively. The 2006 write-down of $1,181,000 includes a $210,000 write-down of Nomad inventory.

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

6. Accrued liabilities

Accrued liabilities consist of the following:

                                                               December 31,
                                                       ---------------------------
                                                           2007           2006
                                                       -------------  ------------
Bonuses                                               $   1,500,000  $    700,000
Payroll and payroll taxes                                   656,000       603,000
Compensated absences                                        458,000       382,000
Deferred rent credit                                        306,000       278,000
Adverse purchase commitments                                     --       310,000
Professional Fees                                           447,000       406,000
Other                                                       787,000     1,019,000
                                                       -------------  ------------
                                                      $   4,154,000  $  3,698,000
                                                       =============  ============

7. Property and equipment, net

Property and equipment consists of the following:

                                                               December 31,
                                                       ---------------------------
                                                           2007           2006
                                                       -------------  ------------
Production equipment                                  $   2,815,000  $  2,350,000
Leasehold improvements                                    3,304,000     3,252,000
Computer hardware and software/lab equipment              6,879,000     6,625,000
Office furniture and equipment                            1,490,000     1,444,000
                                                       -------------  ------------
                                                         14,488,000    13,671,000
Less: Accumulated depreciation                          (10,441,000)   (9,660,000)
                                                       -------------  ------------
                                                      $   4,047,000  $  4,011,000
                                                       =============  ============

Depreciation expense was $953,000, $1,218,000 and $1,602,000 in 2007, 2006 and 2005, respectively.

8. Receivables from related parties

In January 2006, two senior officers with outstanding loans from the Company left the Company. Because the lines of credit were not fully secured and collection was uncertain, the Company increased the allowance by $1,031,000 in December 2005. In accordance with the terms, the loans were due in January 2007. Neither of the officers has repaid their loans. One of the officers pledged 50,000 shares of Lumera common stock as collateral for the loans. In May 2007, the Company foreclosed on the collateral and sold the shares for net proceeds of $227,000. The Company is pursuing collection of the remaining outstanding balances. A third executive with outstanding loans from the Company left the Company in August 2007 and his loans will be due in August 2008. As a result of a review of the financial position of the former executives and the potential difficulty in collecting loans from former employees, the Company has recorded additional allowances for doubtful accounts for the receivables from senior officers of $23,000 during 2007 and $542,000 during 2006. As of December 31, 2007 and December 31, 2006, the total amount outstanding under the lines of credit was $2,496,000 and $2,723,000, respectively. As of December 31, 2007 and December 31, 2006, the allowance for receivables from related parties was $2,496,000 and $2,473,000, respectively.

The interest on the lines of credit is forgiven if the executive is an employee of the Company at December 31 of the respective year. Compensation expense of $0, $22,000 and $156,000 was recognized in 2007, 2006 and 2005, respectively, for interest forgiven.

9. Accounting for Lumera

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

In 2007, the Company sold 1,714,000 shares of Lumera common stock for $8.7 million. The Company recorded a "Gain on sale of securities of equity investment" of approximately $6.6 million.

As of December 31, 2007, Microvision owned 36,000 shares of Lumera common stock, recorded at fair market value. The shares of common stock are recorded as "Investment securities, available-for-sale".

As of December 31, 2006, Microvision owned 1,750,000 shares of Lumera common stock, recorded at fair market value. The shares were pledged as collateral for the Company's Notes. The shares of common stock were recorded as "Current restricted investments".

The cost, net unrealized gain and estimated fair market value of the shares of Lumera common stock as of December 31, 2007, are shown below:

                                   Net     Estimated
                                Unrealized   Fair
                       Cost       Gain       Value
                     ---------  ---------  ---------
Lumera common stock $  43,000  $  52,000  $  95,000
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

At December 31, 2007, the warrant was revalued using the Black-Scholes option pricing model with the following assumptions; expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 3.1%; and contractual life of 3.2 years. The fair value of the warrant decreased to $130,000 at December 31, 2007 from $595,000 at December 31, 2006 and the change in value of $465,000 was recorded as a non-operating loss and is included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

10. Long-term Notes

The following table summarizes the activity in 2007 and 2006 related to the issuance of convertible notes (in thousands):

                                                                                     Embedded     Common       Loss on
                                                                                    derivative  stock and   extinguishment
                                                                Notes    Warrants    feature       APIC         of debt        Total
                                                              ---------  ---------  ----------  ----------  ---------------  ---------
Balances at December 31, 2005                                    9,343      3,452       1,368       5,721           (3,313)
Principal payments on notes                                    (11,567)                             1,967                      (9,600)
Discount accretion for the year ended December 31, 2006          4,642                                                          4,642
Changes in market value for the year ended December 31, 2006                 (880)     (1,300)                                 (2,180)
                                                              ---------  ---------  ----------  ----------  ---------------  ---------
Balances at December 31, 2006                                    2,418      2,572          68       7,688           (3,313)
Principal payments on notes                                     (2,767)                             1,367                      (1,400)
Discount accretion for the year ended December 31, 2007            349                                                            349
Changes in market value for the year ended December 31, 2007                   85         (68)                                     17
                                                              ---------  ---------  ----------  ----------  ---------------  ---------
Balances at December 31, 2007                                $      --  $   2,657  $       --  $    9,055  $        (3,313)
                                                              =========  =========  ==========  ==========  ===============

In March 2007, the Company made the final scheduled payments in connection with its March and December convertible notes as follows:

  cash payments of $1,400,000 in principal and $28,000 in interest, and issued 459,000 shares of its common stock in payment of $1,367,000 in principal and $21,000 in interest.

March Notes

In March 2005, the Company raised $10,000,000, before issuance costs of $423,000, from the issuance of convertible March Notes ("March Notes") and warrants to purchase an aggregate of 462,000 shares of Microvision common stock. The March Notes were convertible on demand by the holders into Microvision common stock at a conversion price of $6.84 per share of Microvision common stock. The initial conversion price was subject to adjustment in the event Microvision issued common stock or common stock equivalents at a price per share of common stock below the conversion price of the March Notes. Due to below market issuances of Company's common stock, the conversion price of the March Notes at December 31, 2006 was $5.17 per share of common stock. In addition, upon the request of the Note holders, the Company was required to redeem the March Notes for cash upon a change of control or an event of default at a redemption price equal to 125% of the then outstanding balance of the March Notes. The Company had pledged 1,750,000 shares of its Lumera common stock as collateral for the March Notes and the December Notes described below.

The terms of the March Notes included interest at LIBOR plus 3.0% payable quarterly in cash or Microvision common stock, at the election of the Company, subject to certain conditions. If the Company chose to pay interest in Microvision common stock as opposed to cash, the price was based on 92% of the arithmetic average of the volume weighted average prices for the 10 trading days prior to the payment date. The March Notes were payable in six equal quarterly installments beginning in December 2005. The Company could, subject to certain conditions, elect to make the principal payments in common stock in lieu of cash. If the Company elected to pay principal in common stock, the Note holders could have elected to receive Microvision or Lumera common stock. Payment in stock would have been issued at a 10% discount to the arithmetic average of the volume weighted average prices for the 15 trading days prior to the payment date.

The Company concluded that the note holders' right to convert all or a portion of the March Notes into Microvision or Lumera common stock was an embedded derivative instrument as defined by FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). Accordingly, $2,955,000 of the cash proceeds were allocated to the embedded derivative instrument, which represented the fair value of the instrument on the date of issuance. The derivative instrument was valued using the higher of the Microvision or Lumera conversion feature.

The warrants issued with the March Notes vested on the date of grant, have an exercise price of $6.84 per common share and expire in March 2010. The initial exercise price is subject to adjustment in the event Microvision issues common stock or common stock equivalents at a price per share of common stock below the exercise price of the warrant. Due to below market issuances of the Company's common stock the exercise price of the warrants issued with the March Notes was $5.85 as of December 31, 2007. The warrants met the definition of a derivative instrument that must be accounted for as a liability under the provisions of Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," because the Company cannot engage in certain corporate transactions affecting the common stock unless it makes a cash payment to the holders of the warrants. Accordingly, $1,651,000 of the cash proceeds were allocated to the warrants, which represents the fair value of the warrants on the date of issuance and the amount was recorded as a current liability. Subsequent changes in the fair value of the warrants will be recorded in the statement of operations each period.

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

The amended conversion feature continued to meet the definition of a derivative under FAS 133 and accordingly has been recorded at fair value and included within long-term liabilities. The carrying amount of the derivative is adjusted to fair value at each balance sheet date. The adjustments for the years ended December 31, 2007 and 2006 were $7,000 and $323,000, respectively. The adjustments were recorded in "Gain (loss) on derivative instrument instruments, net" in the statement of operations.

The combined liability for both the initial warrant and the additional warrant was valued at $729,000 and $883,000 at December 31, 2007 and 2006, respectively. The combined adjustments in value were $154,000, $390,000 and $2,672,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: expected volatilities of 67%, 67% and 58% to 65%; expected dividend yields of 0%; risk free interest rates ranging from 3.05% to 3.07%, 4.74% to 4.90% and 4.36% to 4.39%; and contractual lives ranging from 0.6 to 2.2 years, 1.6 to 3.2 years and 2.6 to 4.2 years at December 31, 2007, 2006 and 2005, respectively.

December Notes

In December 2005, the Company raised $10,000,000, before issuance costs of $134,000, from the issuance of notes ("December Notes"), 838,000 shares of common stock and warrants to purchase an aggregate of 1,089,000 shares of Microvision common stock. The December Notes were convertible on demand by the holders into Microvision common stock at a conversion price of $3.94 per share. The note holders had the right to convert all or a portion of their December Notes. In addition, upon the request of the note holders, the Company was required to redeem the notes for cash upon a change of control or an event of default at a redemption price equal to 125% of the then outstanding balance of the December Notes. The Company had pledged 1,750,000 shares of its Lumera common stock as collateral for the December Notes and the notes issued as of March 2005 ("March Notes") described above. Those shares have been classified as a "Current restricted investments" on the Company's consolidated balance sheet.

The terms of the December Notes included interest at LIBOR plus 3.0%, provided that the interest rate should not be less than 6% or greater than 8% payable quarterly in cash or Microvision common stock if the stock price was greater than $4.06 per share, at the election of the Company, subject to certain additional conditions. If the Company chose to pay interest in Microvision common stock as opposed to cash, the price was based on 90% of the arithmetic average of the volume weighted average prices for the 20 trading days prior to the payment date. The December Notes were payable in five equal quarterly installments beginning in March 2006. The Company could have elected to make the principal payments in common stock in lieu of cash if the stock price was greater than $4.06 per share, subject to certain other conditions. If the Company elected to pay principal in stock, the stock would have been issued at a 10% discount to the arithmetic average of the volume weighted average prices for the 15 trading days prior to the payment date.

The Company concluded that the note holders' right to convert all or a portion of the December Notes into Microvision common stock was an embedded derivative instrument as defined by FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). Accordingly, $1.1 million of the cash proceeds were allocated to the embedded derivative instrument, which represented the fair value of the instrument on the date of issuance. The changes in value for the years ended December 31, 2007 and 2006 of $60,000 and $978,000 were recorded as non-operating gains and included in "Gain (loss) on derivative features of note payable" in the consolidated statement of operations.

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

The liability for the warrants was valued at $1,928,000 and $1,689,000 at December 31, 2007 and 2006, respectively. The adjustments in value were $239,000 and $490,000 during the years ended December 31, 2007 and 2006, respectively. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: expected volatilities of 67%; expected dividend yields of 0%; risk free interest rates of 3.07% and 4.72%; and contractual lives of 2.9 and 3.9 years at December 31, 2007 and 2006, respectively.

The Microvision common stock was valued at the closing price on the date of closing of $3.60 per share. Aggregate proceeds of $3.0 million were allocated to the common stock. The remaining gross proceeds of $3.7 million were allocated to the notes.

11. Common stock

On June 21, 2007, the Company exercised its right to call its publicly traded warrants. The Company received $34,092,000 from the exercise of 12,855,000 publicly traded warrants.

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

12. Warrants

On June 21, 2007, the Company exercised its right to call its publicly traded warrants. The Company received $34,092,000 from the exercise of 12,855,000 publicly traded warrants. In addition, 45,000 warrants expired unexercised.

The following summarizes activity with respect to Microvision common stock warrants during the three years ended December 31, 2007:

                                           Warrants to   Weighted-
                                             purchase     average
                                              common     excercise
                                              Shares       price
                                           ------------  ---------
Outstanding at December 31, 2004             1,718,000  $   13.76
Granted:
Exercise price greater than intrinsic value  2,602,000       5.59
Exercise price equal to intrinsic value          7,000       5.32
Exercised                                           --         --
Canceled/expired                              (207,000)     25.14
                                           ------------
Outstanding at December 31, 2005             4,120,000       6.99
Granted:
Exercise price greater than intrinsic value 12,900,000       2.66
Exercise price equal to intrinsic value        537,000       2.81
Exercised                                           --         --
Canceled/expired                                    --         --
                                           ------------
Outstanding at December 31, 2006            17,557,000       3.50
Granted:
Exercise price greater than intrinsic value    537,000       2.65
Exercise price equal to intrinsic value         25,000       3.42
Exercised                                  (13,803,000)      2.59
Canceled/expired                              (252,000)      6.30
                                           ------------
Outstanding at December 31, 2007             4,064,000  $    6.19
                                           ============
Exercisable at December 31, 2007             4,064,000  $    6.19
                                           ============

The following table summarizes information about the weighted-average fair value of Microvision common stock warrants granted:

                                                                    Year Ended December 31,
                                                             -------------------------------------
                                                                2007         2006         2005
                                                             -----------  -----------  -----------
Exercise price greater than fair value                      $        --  $      1.81  $      2.74
Exercise price equal to fair value                                 2.08           --         3.24
Exercise price less than fair value                                0.47         2.00           --

The following table summarizes information about Microvision common stock warrants outstanding and exercisable at December 31, 2007:

                                            Warrants outstanding          Warrants exercisable
                                     ---------------------------------  ------------------------
                                       Number     Weighted
                                  outstanding at   average   Weighted      Number      Weighted
                                         at       remaining   average   exercisable at  average
                                     December 31, contractual excercise  December 31,   excercise
Range of exercise prices                2007        life       price        2007         price
-----------------------------------  -----------  ---------  ---------  -------------  ---------
                                                (years)
$2.76                                   361,000       3.43  $    2.76        361,000       2.76
$3.42-$3.90                             687,000       2.13       3.83        687,000       3.83
$3.94                                 1,090,000       2.92       3.94      1,090,000       3.94
$5.32-$5.85                           1,219,000       1.19       5.85      1,219,000       5.85
$6.50                                   507,000       0.18       6.50        507,000       6.50
$34.00                                  200,000       2.61      34.00        200,000      34.00
                                     -----------                        -------------
$2.76-$34.00                          4,064,000                            4,064,000
                                     ===========                        =============

The fair value of the Microvision common stock warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2007, 2006 and 2005, respectively: dividend yield of zero percent for all years; expected volatility of 47%, 65% and 70%; risk-free interest rates of 4.9%, 5.0%, and 4.2% and expected lives of 0.3, 5 and 4 years, respectively.

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

                                                                    Year Ended
                                                                    December 31,
                                                                        2005
                                                                     ----------
Net loss available for common shareholders, as reported             $  (30,284)
Add: Stock-based employee compensation expense included in net loss
   available for common shareholders, as reported                           94
Deduct: Total stock-based employee compensation expense determined
   under fair value based method for all awards                         (1,931)
                                                                     ----------
Net loss available for common shareholders, pro forma               $  (32,121)
                                                                     ==========
Net loss per share as reported                                      $    (1.35)
                                                                     ==========
  Basic and diluted pro forma                                       $    (1.43)
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

The Company adopted the Modified Prospective Application ("MPA") method to account for the transition from Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees ("APB 25") and FAS 123 to FAS 123(R). As prescribed by MPA, the Company will not restate prior period financial statements. Under guidance contained in APB 25 and FAS 123, the Company had accounted for award forfeitures as they occur. Under FAS 123(R), the Company estimates the forfeiture rate on the grant date and adjusts the estimate through the vesting date. The Company has made a policy decision to change its share-based compensation expense attribution method for grants made on or after the adoption date to use the straight-line method. The accelerated expense attribution method under Financial Accounting Standards Board Interpretation No. 28 ("FIN 28") will continue to be applied for outstanding grants not vested as of the FAS 123(R) adoption date. Upon adopting FAS 123(R), the Company reversed $85,000 of unamortized deferred compensation as of December 31, 2005 against additional paid in capital.

As a result of adopting FAS 123(R), the Company's net loss for each of the years ended December 31, 2007 and December 31, 2006 was $1.8 million greater than had it continued to account for share-based employee compensation under APB 25. In addition, basic and diluted net loss per share was greater by $0.04 per share.

The share-based employee compensation cost charged against loss was as shown below (in thousands):

                                                                          Year Ended December 31,
                                                                   ------------------------------------
                                                                      2007         2006         2005
                                                                   -----------  -----------  ----------
Share-based employee compensation cost charged against loss       $     1,797  $     1,825  $       94
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

The following table summarizes the weighted-average valuation assumptions and weighted-average grant date fair value of options granted, excluding grants issued under the Company's tender offer which require an incremental valuation methodology and are disclosed above, during the periods shown below:

                                                                           Year Ended December 31,
                                                                   ------------------------------------
                                                                      2007         2006         2005
                                                                   -----------  -----------  ----------
Assumptions (weighted average)
Volatility                                                                 68%          72%         70%
Expected term (in years)                                                  6.2          6.1         5.1
Risk-free rate                                                            5.0%         5.0%        4.0%
Expected dividends                                                         --           --          --
Pre-vest forfeiture rate                                                  5.0%         5.0%       n/a
Grant date fair value of options granted                          $      2.67  $      2.26  $     3.44

Options Activity and Positions

The following table summarizes activity and positions with respect to options for the year ended December 31, 2006:

                                                                                              Weighted
                                                                                              Average
                                                                                 Weighted    Remaining
                                                                                  Average    Contractual  Aggregate
                                                                                 Exercise       Term      Intrinsic
Options                                                              Shares        Price      (years)       Value
-----------------------------------------------------------------  -----------  -----------  ----------  -----------
Outstanding as of December 31, 2004                                 5,118,000  $     11.72         7.6  $   683,000
Granted                                                               574,000         5.33
Exercised                                                              (5,000)        4.03
Forfeited or expired                                                 (367,000)       10.99
                                                                   -----------
Outstanding at December 31, 2005                                    5,320,000        11.09         6.8  $     3,000
Granted  *                                                          4,280,000         2.99
Exercised                                                             (16,000)        2.77
Forfeited or expired  *                                            (3,873,000)        9.62
                                                                   -----------
Outstanding as of December 31, 2006                                 5,711,000         6.04         6.9  $ 1,384,000
Granted                                                             1,617,000         4.08
Exercised                                                             (84,000)        2.78
Forfeited or expired                                               (1,790,000)        9.05
                                                                   -----------
Outstanding as of December 31, 2007                                 5,454,000  $      4.52         6.9  $ 3,320,000
                                                                   ===========  ===========  ==========  ===========

Vested and expected to vest as of December 31, 2007                 5,060,000  $      4.59         6.8  $ 3,122,000
                                                                   ===========  ===========  ==========  ===========

Exercisable as of December 31, 2007                                 2,290,000  $      5.72         5.0  $ 1,770,000
                                                                   ===========  ===========  ==========  ===========

* Includes 2.2 million shares exchanged pursuant to stock option exchange disclosed above

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 were $163,000, $5,000 and $9,000, respectively.

As of December 31, 2007, the Company's unamortized share-based compensation was $4.8 million. The Company plans to amortize this share-based compensation cost over the next 2.5 years.

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

14. Commitments and contingencies

Agreements with the University of Washington ("UW")

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

Litigation

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently party to any legal proceedings that management believes would have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company has sued its former CEO and President Richard Rutkowski and his spouse to collect $1,733,000 in outstanding loans from the Company that were due in January 2007 and remain unpaid. Counterclaims were filed by Mr. Rutkowski and his spouse, seeking to recover damages in an amount in excess of $15,000,000. The Company believes these claims are without merit and intends to defend them vigorously. However, an adverse outcome could have a material adverse affect on its financial condition.

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

Future minimum rental commitments under capital and operating leases for years ending December 31 are as follows:

                                                     Capital       Operating
                                                     leases         leases
                                                  -------------  -------------
2008                                             $      55,000  $     896,000
2009                                                    49,000        852,000
2010                                                    40,000        881,000
2011                                                     8,000        905,000
2012                                                        --        935,000
Thereafter                                                  --        564,000
                                                  -------------  -------------
Total minimum lease payments                           152,000  $   5,033,000
                                                                 =============
Less: Amount representing interest                     (20,000)
                                                  -------------
Present value of capital lease obligations             132,000
Less: Current portion                                  (44,000)
                                                  -------------
Long-term obligation at December 31, 2007        $      88,000
                                                  =============

The capital leases are collateralized by the related assets financed and by securtiy deposits held by the lessors under the lease agreements. The cost and accumulated depreciation of equipment under capital leases was $1,017,000 and $886,000, respectively, at December 31, 2007 and $1,017,000 and $837,000, respectively, at December 31, 2006.

Net rent expense was $830,000, $1,082,000, and $1,435,000 for 2007, 2006 and 2005, respectively. Sub-lease income of $0, $125,000 and $575,000 for 2007, 2006 and 2005 respectively, was included as a reduction in rent expense.

Long-term debt

 During 2006, the Company entered into a loan agreement with the lessor of the Company's corporate headquarters in Redmond to finance $536,000 in tenant improvements. The loan carries a fixed interest rate of 9% per annum, is repayable over the initial term of the lease, which expires in 2013, and is secured by a letter of credit. The balance of the loan was $458,000 at December 31, 2007.

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

15. Income taxes

A provision for income taxes has not been recorded for 2007, 2006 and 2005 due to the valuation allowances placed against the net operating losses and deferred tax assets arising during such periods. A valuation allowance has been recorded for all deferred tax assets because based on the Company's history of losses since inception, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets.

At December 31, 2007, Microvision has net operating loss carry forwards of approximately $200.0 million, for federal income tax reporting purposes. In addition, Microvision has research and development tax credits of $3.6 million. The net operating loss carry forwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2008 to 2027 if not previously utilized. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carry-forwards. The Company has determined that such a change occurred during 1995 and the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $761,000. An additional change occurred in 1996; and the limitation for losses generated in 1996 is approximately $1,600,000.

Deferred tax assets are summarized as follows:

                                                          December 31,
                                                  ----------------------------
                                                      2007           2006
                                                  -------------  -------------
Deferred tax assets, current
   Reserves                                      $   2,460,000  $   2,408,000
   Other                                               712,000        375,000
                                                  -------------  -------------
Total gross deferred tax assets, current             3,172,000      2,783,000
                                                  -------------  -------------
Deferred tax assets, noncurrent
   Net operating loss carryforwards                 68,658,000     66,152,000
   R&D credit carryforwards                          3,601,000      2,894,000
   Depreciation/amortization deferred               10,848,000      7,837,000
   Other                                             2,581,000      1,870,000
                                                  -------------  -------------
Total gross deferred tax assets, noncurrent         85,688,000     78,753,000
                                                  -------------  -------------
Deferred tax liabilities, noncurrent
   Loss in equity subsidiary                                --     (2,436,000)
   Convertible debt                                 (1,209,000)    (2,535,000)
                                                  -------------  -------------
Total gross deferred tax liabilities, noncurrent    (1,209,000)    (4,971,000)
                                                  -------------  -------------
Net deferred taxes before valuation allowance       87,651,000     76,565,000
Less: Valuation allowance                          (87,651,000)   (76,565,000)
                                                  -------------  -------------
Deferred tax assets                              $          --  $          --
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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company did not have any unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings. The Company did not have any unrecognized tax benefits at January 1, 2007 and at December 31, 2007.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2007 and 2006 the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The tax years 2004-2006 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

16. Retirement savings plan

The Company has a retirement savings plan ("the Plan") that qualifies under Internal Revenue Code Section 401(k). The Plan covers all qualified employees. Contributions to the Plan by the Company are made at the discretion of the Board of Directors.

In February 2000, the Board of Directors approved a plan amendment to match 50% of employee contributions to the Plan up to 6% of the employee's per pay period compensation, starting on April 1, 2000. During 2007, 2006 and 2005, the Company contributed $295,000, $308,000 and $321,000, respectively, to the Plan under the matching program.

17. Segment Information

The accounting policies used to derive reportable segment results are described in Note 2, "Summary of Significant Accounting Policies."

From inception in 2000 to July 2004, Lumera was a consolidated subsidiary and treated as a separate segment within Microvision. Subsequent to July 2004, Lumera became an equity method investment. Since July 2004, Microvision has operated as one segment.

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

18. Quarterly Financial Information (Unaudited)

The following table presents the Company's unaudited quarterly financial information for the years ending December 31, 2007 and 2006:

                                                       Year Ended December 31, 2007
                                        ----------------------------------------------------------
                                        December 31,   September 30,    June 30,       March 31,
                                        -------------  -------------  -------------  -------------
Revenue                                $   2,988,000  $   2,599,000  $   2,662,000  $   2,235,000
Gross Margin                               1,092,000        846,000        999,000        941,000
Net loss available for common shareholde  (6,022,000)    (4,718,000)    (2,155,000)    (6,892,000)
Net loss per share basic and diluted           (0.11)         (0.08)         (0.05)         (0.16)

                                                       Year Ended December 31, 2006
                                        ----------------------------------------------------------
                                        December 31,   September 30,    June 30,       March 31,
                                        -------------  -------------  -------------  -------------
Revenue                                $   1,842,000  $     823,000  $   1,906,000  $   2,472,000
Gross Margin                                (181,000)      (195,000)      (774,000)        27,000
Net loss available for common shareholde  (8,681,000)    (7,692,000)   (11,215,000)       331,000
Net loss per share basic and diluted           (0.21)         (0.20)         (0.38)          0.01

During 2006, the Company recorded inventory write-offs and adverse purchase commitments of $1,491,000, of which $900,000 was during the quarter ended December 31, 2006.

MICROVISION, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

                                                                             Additions
                                                                       ------------------------
                                                          Balance at   Charges to   Charges to                  Balance at
                                                         beginning of   costs and      other                      end of
                      Description                        fiscal period  expenses     accounts     Deductions   fiscal period
-------------------------------------------------------  ------------  -----------  -----------  ------------  -------------
    Year Ended December 31, 2005
        Allowance for receivables from related parties  $        900  $     1,031  $        --  $         --  $       1,931
        Tax valuation allowance                               63,972           --        7,056            --         71,028

    Year Ended December 31, 2006
        Allowance for receivables from related parties         1,931          542           --            --          2,473
        Tax valuation allowance                               71,028           --        5,537            --         76,565

    Year Ended December 31, 2007
        Allowance for receivables from related parties         2,473           23           --            --          2,496
        Tax valuation allowance                               76,565           --       11,086            --         87,651

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants in accounting or financial disclosure matters during the Company's fiscal years ended December 31, 2007 and 2006.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), prior to the filing of this Form 10-K. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2007, our disclosure controls and procedures were, in design and operation effective.

(b) Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report, which is included in Item 8 of this Annual Report on Form 10-K under the heading "Report of Independent Registered Public Accounting Firm."

(c) Changes in internal controls over financial reporting. There have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2007 which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K in Item 4A. The information required by this Item and not provided in Item 4A will appear under the caption "Discussion of Proposals Recommended by the Board" in the Proxy Statement, which section is incorporated in this Item by reference. The Proxy Statement will be filed prior to the Company's annual shareholders' meeting scheduled to be held on June 25, 2008.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item will appear under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Director Compensation for 2007" in the Proxy Statement, which sections are incorporated in this Item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information as of December 31, 2007 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table:

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
Plan Category                                                    (a)                   (b)                      (c)
-------------------------------------------------------  --------------------  --------------------  -------------------------
Equity compensation plans approved by shareholders                 5,453,000  $               4.52                  2,560,000
Equity compensation plans not approved by shareholders               233,000                 29.79                         --
                                                         --------------------                        -------------------------
    Total                                                          5,686,000  $               5.55                  2,560,000
                                                         ====================                        =========================

In August 2000, the Company issued two non-plan warrants to purchase an aggregate of 200,000 shares of Microvision common stock to two consultants in connection with entering into certain consulting agreements with the Company. Subsequently, one of the consultants was elected to the Board of Directors by shareholders. The warrants were fully exercisable as of December 31, 2007. The warrants have an exercise price of $34.00 per share and are exercisable prior to their expiration in August 2010. As of the date of grant, all but 25,000 of the underlying shares of common stock issuable to each consultant upon exercise of the warrants were subject to lock-up restrictions that prevent the holder from transferring such shares. The number of shares subject to the lock-up restrictions is reduced by 25,000 for each consultant on each June 7 subsequent to the grant date. Rather than issue shares of common stock upon exercise of the warrants, the Company may elect to redeem the warrants if, in the opinion of the Board of Directors upon advice of counsel, it would be unlawful to issue the underlying securities. The warrants are transferable upon prior written approval of the Company. The Company cannot unreasonably withhold such approval with respect to transfers of warrants to purchase at least 10,000 shares that are not subject to the lock-up restrictions. If the Company terminates the consulting agreement due to the consultant's failure to provide consulting services during the first three years of the agreement, the consultant must return to the Company a pro-rata portion of the 75,000 warrants initially subject to the lock-up restrictions based on the number of calendar days remaining in the initial three year period. The number, class and price of securities for which the warrants may be exercised are subject to adjustment for certain changes in the Company's capital structure. The number of securities and exercise price per share will be proportionately adjusted if outstanding shares of the Company's common stock are divided into a greater number of shares or combined into a smaller number of shares, or a stock dividend is paid on the common stock. In the event of a change in the common stock from a merger, consolidation, reclassification, reorganization, partial or complete liquidation, or other change in the capital structure of the Company, the Company will, as a condition of the change in capital structure, make provision for the warrant holder to receive upon the exercise of the warrants the kind and amount of shares of stock, other securities or property to which the holder would have been entitled if, immediately prior to the change in capital structure, the warrant holder had held the number of shares of common stock obtainable upon the exercise of the warrants, and the exercise price will be proportionately adjusted.

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

In February 2007, Microvision issued a warrant to purchase 25,000 shares of common stock to a third party for services. The warrant is immediately exercisable, has an exercise price of $3.42 per share, and expires in February 2012. The number and price of securities for which the warrant may be exercised are subject to adjustment for certain changes in the Company's capital structure. Where the outstanding shares of common stock are divided into a greater number of shares, combined into a smaller number of shares, or a stock dividend is paid on the common stock, the exercise price per share shall be proportionately adjusted by the ratio of common shares outstanding immediately before and after the transaction. In the event of a change in the common stock from a reorganization, reclassification, consolidation, or merger, the holder will be entitled to receive, upon the exercise of the warrants, the same amount and kind of securities, cash or property to which the holder would have been entitled if, immediately prior to the change in capital structure, the warrant holder had held the number of shares of common stock obtainable upon the exercise of the warrants.

The other information required by this Item will appear under the caption "Information About Microvision Common Stock Ownership" in the Proxy Statement, which section is incorporated in this Item by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item will appear under the captions "Certain Relationships and Related Transactions" and "Board Meetings and Committees" in the Proxy Statement, which sections are incorporated in this Item by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item will appear under the caption "Independent Registered Public Accounting Firm" in the Proxy Statement, which section is incorporated in this Item by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of the report:

Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2007 and 2006

Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Mandatory Redeemable Convertible Preferred Stock and Shareholders' Equity (Deficit) for the years ended December 31, 2007, 2006 and 2005

Statements of Comprehensive Loss for the years ended December 31, 2007, 2006 and 2005

Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Valuation and Qualified Accounts and Reserves for the years ended December 31, 2007, 2006 and 2005

(b) Exhibits

The following exhibits are referenced or included in this report.

3.1	Certificate of Incorporation of Microvision, Inc., as amended (17)
3.2	Bylaws of Microvision, Inc. (2)
4.1	Form of Specimen Stock Certificate for Common Stock.(2)
4.2	Warrant No. 76 to Purchase Common Stock of Microvision, Inc. issued September 10, 2004 to Satellite Strategic Finance Associates, LLC. (6)
4.3	Form of Warrant issued under the Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (7)
4.4

Form of Warrant issued as of July 25, 2005 under the Master Amendment Agreement dated as of July 25, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (10)

4.5	Warrant No. 86 to Purchase Common Stock of Microvision, Inc. issued August 9, 2005 to Satellite Strategic Finance Partners, Ltd. (12)
4.6	Warrant No. 87 to Purchase Common Stock of Microvision, Inc. issued August 9, 2005 to Satellite Strategic Finance Associates, LLC. (12)
4.7	Warrant No. 88 to Purchase Common Stock of Microvision, Inc. issued August 31, 2005 to Omicron Master Trust (13)
4.8	Form of Warrant issued under the Securities Purchase Agreement dated as of November 30, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (14)
4.9	Registration Rights Agreement dated as of May 3, 2006 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC.(15)
4.10	Form of Underwriter's Warrant Agreement dated June 5, 2006 by and between Microvision, Inc. and MDB Capital Group, LLC.(16)
10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993.(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993.(1)+
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993.(1)+
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994.(5)
10.5	Microvision, Inc. 2006 Incentive Plan. (17)*
10.6	Independent Director Stock Option Plan, as amended.(4)*
10.7	Executive Loan Plan and Related Form of Note.(3)*
10.8	License and Development Agreement dated as of December 30, 2004 by and between Microvision, Inc. and Ethicon Endo-Surgery, Inc.(8)+
10.9	Employment Agreement between Microvision, Inc. and Alexander Y. Tokman dated July 18, 2005.(9)
10.10	Lease Agreement between CarrAmerica Reality Operating Partnership, L.P. and Microvision, Inc., dated July 15, 2005.(11)
23	Consent of Independent Registered Public Accounting Firm.
31.1	Principal Executive Officer certification pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Principal Executive Officer certification pursuant to Rule 13a- 14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

(1) Incorporated by reference to the Company's Form SB-2 Registration Statement, Registration No. 333-05276-LA.

(2) Incorporated by reference to the Company's Post-Effective Amendment to Form S-3 Registration Statement, Registration No. 333-102244.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 under the Company's Commission File Number, 0-21221.

(4) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2002.

(5) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 5, 2003.

(6) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 10, 2004.

(7) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 14, 2005.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

(9) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 7, 2005.

(10) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 29, 2005.

(11) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2005.

(12) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 10, 2005.

(13) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 2, 2005.

(14) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 1, 2005.

(15) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 5, 2006.

(16) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 31, 2006.

(17) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

+ Subject to confidential treatment.

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
Date: March 12, 2008	By	Alexander Tokman Alexander Tokman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 12, 2008.
Signature	Title
/s/ Alexander Tokman Alexander Tokman	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeff Wilson Jeff Wilson	Chief Financial Officer

/s/ Richard A. Cowell Richard A. Cowell	Director

/s/ Slade Gorton Slade Gorton	Director

Marc Onetto	Director

/s/ Jeanette Horan Jeanette Horan	Director

/s/ Brian Turner Brian Turner	Director

EXHIBIT INDEX

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

3.1	Certificate of Incorporation of Microvision, Inc., as amended (17)
3.2	Bylaws of Microvision, Inc. (2)
4.1	Form of Specimen Stock Certificate for Common Stock.(2)
4.2	Warrant No. 76 to Purchase Common Stock of Microvision, Inc. issued September 10, 2004 to Satellite Strategic Finance Associates, LLC. (6)
4.3	Form of Warrant issued under the Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (7)
4.4

Form of Warrant issued as of July 25, 2005 under the Master Amendment Agreement dated as of July 25, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (10)

4.5	Warrant No. 86 to Purchase Common Stock of Microvision, Inc. issued August 9, 2005 to Satellite Strategic Finance Partners, Ltd. (12)
4.6	Warrant No. 87 to Purchase Common Stock of Microvision, Inc. issued August 9, 2005 to Satellite Strategic Finance Associates, LLC. (12)
4.7	Warrant No. 88 to Purchase Common Stock of Microvision, Inc. issued August 31, 2005 to Omicron Master Trust (13)
4.8	Form of Warrant issued under the Securities Purchase Agreement dated as of November 30, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (14)
4.9	Registration Rights Agreement dated as of May 3, 2006 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC.(15)
4.10	Form of Underwriter's Warrant Agreement dated June 5, 2006 by and between Microvision, Inc. and MDB Capital Group, LLC.(16)
10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993.(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993.(1)+
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993.(1)+
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994.(5)
10.5	Microvision, Inc. 2006 Incentive Plan. (17)*
10.6	Independent Director Stock Option Plan, as amended.(4)*
10.7	Executive Loan Plan and Related Form of Note.(3)*
10.8	License and Development Agreement dated as of December 30, 2004 by and between Microvision, Inc. and Ethicon Endo-Surgery, Inc.(8)+
10.9	Employment Agreement between Microvision, Inc. and Alexander Y. Tokman dated July 18, 2005.(9)
10.10	Lease Agreement between CarrAmerica Reality Operating Partnership, L.P. and Microvision, Inc., dated July 15, 2005.(11)
23	Consent of Independent Registered Public Accounting Firm.
31.1	Principal Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(1) Incorporated by reference to the Company's Form SB-2 Registration Statement, Registration No. 333-05276-LA.

(2) Incorporated by reference to the Company's Post-Effective Amendment to Form S-3 Registration Statement, Registration No. 333-102244.

(3) Incorporated by reference to the Company's Annual Report on Form 10- K for the year ended December 31, 2001, available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 under the Company's Commission File Number, 0-21221.

(4) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2002.

(5) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 5, 2003.

(6) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 10, 2004.

(7) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 14, 2005.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

(9) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 7, 2005.

(10) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 29, 2005.

(11) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2005.

(12) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 10, 2005.

(13) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 2, 2005.

(14) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 1, 2005.

(15) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 5, 2006.

(16) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 31, 2006.

(17) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

+ Subject to confidential treatment.

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.