Form 10-K/A
period 2007-12-31
MICROVISION INC
filed 2008-04-04
CIK 65770

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

Amendment No. 1
Explanatory Note

As required by Rule 3-09(b) of Regulation S-X, Microvision, Inc. (the "Company") is filing this Form 10-K/A to amend Item 15, Exhibits and Financial Statement Schedules, to include the audited financial statements of Lumera Corporation as of December 31, 2005 and for the year ended December 31, 2005. As of December 31, 2005, the Company had a 28% equity interest in Lumera Corporation. Item 15 is also being amended to include reference to the Lumera Corporation financial statements, financial statement schedule and the related report of the entity's independent registered public accounting firm. In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the text of the amended item (Item 15) is set forth in its entirety in the attached pages hereto.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of the report

1. Financial Statements

Microvision Financial Statements

Consolidated Balance Sheets as of December 31, 2007 and 2006

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

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Valuation and Qualified Accounts and Reserves for the years ended December 31, 2007, 2006 and 2005

Lumera Financial Statements

Balance Sheet as of December 31, 2005

Statement of Operation for the year ended December 31, 2005

Statement of Changes in Shareholders' Equity for the year ended December 31, 2005

Statement of Comprehensive Loss for the year ended December 31, 2005

Statement of Cash Flows for the year ended December 31, 2005

Notes to Financial Statements

Valuation and Qualifying Accounts and Reserves for the year ended December 31, 2005

2. None

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

4.5	Warrant No. 86 to Purchase Common Stock of Microvision, Inc. issued August 9, 2005 to Satellite Strategic Finance Partners, Ltd. (12)
4.6	Warrant No. 87 to Purchase Common Stock of Microvision, Inc. issued August 9, 2005 to Satellite Strategic Finance Associates, LLC. (12)
4.7	Warrant No. 88 to Purchase Common Stock of Microvision, Inc. issued August 31, 2005 to Omicron Master Trust (13)
4.8	Form of Warrant issued under the Securities Purchase Agreement dated as of November 30, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (14)
4.9	Registration Rights Agreement dated as of May 3, 2006 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC.(15)
4.10	Form of Underwriter's Warrant Agreement dated June 5, 2006 by and between Microvision, Inc. and MDB Capital Group, LLC.(16)
10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993.(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993.(1)+
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993.(1)+
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994.(5)
10.5	Microvision, Inc. 2006 Incentive Plan. (17)*
10.6	Independent Director Stock Option Plan, as amended.(4)*
10.7	Executive Loan Plan and Related Form of Note.(3)*
10.8	License and Development Agreement dated as of December 30, 2004 by and between Microvision, Inc. and Ethicon Endo-Surgery, Inc.(8)+
10.9	Employment Agreement between Microvision, Inc. and Alexander Y. Tokman dated July 18, 2005.(9)
10.10	Lease Agreement between CarrAmerica Reality Operating Partnership, L.P. and Microvision, Inc., dated July 15, 2005.(11)
23	Consent of Independent Registered Public Accounting Firm, as previously filed.
23.2	Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1	Principal Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(c) Lumera financial statements

LUMERA CORPORATION

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Financial Statements

Balance Sheet
Statement of Operations
Statement of Changes in Shareholder's Equity
Statement of Comprehensive Loss
Statement of Cash Flows
Notes to Financial Statements

Supplemental Schedule

Schedule II - Valuation and Qualifying Accounts and Reserves

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of
Lumera Corporation:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Lumera Corporation at December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Prior to July 28, 2004, the Company was a subsidiary of Microvision, Inc. As discussed in Note 3, the Company had extensive transactions and relationships with that entity for the year ended December 31, 2005.

/s/ PRICEWATERHOUSECOOPERS LLP

Seattle, Washington
March 16, 2006

LUMERA CORPORATION

BALANCE SHEET

December 31,
2005

Assets
Current Assets
Cash and cash equivalents	$ 4,885,000
Investment securities, available-for-sale, current	16,871,000
Costs and estimated earnings in excess of billings on uncompleted contracts	77,000
Other current assets	551,000
Total current assets	22,384,000

Property and equipment, net	1,276,000
Other assets	46,000
TOTAL ASSETS	$ 23,706,000

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITES
Accounts payable	$ 493,000
Accrued liabilities	1,059,000
Total current liabilities	1,552,000

Total liabilities	1,552,000

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 120,000,000 shares authorized;
16,748,116 shares issued and outstanding at December 31, 2005	17,000
Additional Paid-in Capital	71,070,000
Deferred stock-based compensation	(215,000)
Accumulated other comprehensive gain (loss)	(18,000)
Accumulated deficit	(48,700,000)
Total shareholders' equity (deficit)	22,154,000
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 23,706,000

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

STATEMENT OF OPERATIONS

Year ended December 31, 2005

Revenue	$ 1,509,000
Cost of revenue	922,000
GROSS PROFIT	587,000

Research and development expense	6,540,000
Marketing, general and administrative expense	5,155,000

Total operating expenses	11,695,000

Loss from operations	(11,108,000)

Interest income	655,000

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$ (10,453,000)

NET LOSS PER SHARE-BASIC AND DILUTED	$ (0.63)

WEIGHTED-AVERAGE SHARES OUTSTANDING -
BASIC AND DILUTED	16,607,653

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock		Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
Activity	Shares	$	$	$	$	$	$

Balance at December 31, 2004	16,546,430	16,000	70,435,000	(666,000)	(145,000)	(38,247,000)	31,393,000

Issuance of options for services			236,000				236,000
Reversal of deferred compensation expense for cancelled options			(37,000)	37,000			-
Exercises of options	201,686	1,000	436,000				437,000
Amortization of deferred compensation				414,000			414,000
Other comprehensive income					127,000		127,000
Net Loss						(10,453,000)	(10,453,000)
Balance at December 31, 2005	16,748,116	17,000	71,070,000	$ (215,000)	$ (18,000)	$ (48,700,000)	$ 22,154,000

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

STATEMENT OF COMPREHENSIVE LOSS

Year ended December 31, 2005

Net loss	$ (10,453,000)
Other comprehensive income (loss) -
Unrealized gain (loss) on investment securities, available-for-sale:
Unrealized holding gains (losses) arising during period	127,000
Less: reclassification adjustment for gains realized in net loss	-
Net unrealized gain (loss)	127,000
Comprehensive loss	$ (10,326,000)

The accompanying notes are an integral part of these financial statements.

LUMERA CORPORATION

STATEMENT OF CASH FLOWS

Year ended December 31, 2005

Cash flows from operating activities
Net loss	$ (10,453,000)
Adjustments to reconcile net loss to
net cash used in operations
Depreciation	1,297,000
Noncash expenses related to issuance of stock,
options and amortization of deferred compensation	469,000
Amortization on investments	254,000
Change in
Accounts receivable	32,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(74,000)
Other current assets	72,000
Other assets	(46,000)
Accounts payable	77,000
Accrued liabilities	264,000
Research liability	(101,000)
Net cash used in operating activities	(8,209,000)

Cash flows from investing activities
Purchases of investment securities	(16,122,000)
Maturities of investment securities	25,800,000
Purchases of property and equipment	(526,000)
Net cash provided by (used in) investing activities	9,152,000

Cash flows from financing activities:
Net proceeds from the exercise of stock options	437,000
Net cash provided by financing activities	437,000

Net (decrease) increase in cash and cash equivalents	1,380,000
Cash and cash equivalents at beginning of period	3,505,000

Cash and cash equivalents at end of period	$ 4,885,000

Unrealized gain (loss) in investment securities, available-for-sale	$ 127,000
Accrued liability for non-cash stock compensation	$ 84,000

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

The following table summarizes our contract revenue activity from our inception through December 31, 2005:

	Wideb and polymer modulator		Polymer-based linear modulator		Electro-optic organic polymer		Polymer-based milimeter wave detection		Other
	Award	Revenue	Award	Revenue	Award	Revenue	Award	Revenue	Award	Revenue

2001	$ 1,623,000	$ 821,000
2002	1,031,000	885,000			$149,000	$ 61,000
2003	950,000	1,118,000	$ 497,000	$ 95,000	400,000	488,000			$ 24,000	$ 24,000
2004	1,114,000	780,000		192,000
2005	1,000,000	1,161,000		210,000			$ 411,000	$ 41,000	21,000	21,000
	$ 5,718,000	$4,765,000	$ 497,000	$497,000	$549,000	$ 549,000	$ 411,000	$ 41,000	$ 45,000	$ 45,000

All of our current and prior contracts with the government have been or are cost plus fixed fee type contracts. Under the terms of a cost plus fixed fee contract, the United States government pays us for actual direct and indirect costs incurred in performing the contracted services. We are under no obligation to spend more than the contract value to complete the contracted services. In addition, completion of the contracted services is generally on a best efforts basis. If the services are not completed, the government has the option to negotiate a follow-on contract to complete the services or to not pursue the services further with us. Contract deliveries consist of monthly financial reports, periodic technical reports and any devices if they have been successfully fabricated. There are no contractual provisions for repayments of any amounts disbursed to date under these contracts. The United States government accounted for 95% of revenues in 2005. Certain contracts awarded in one period may be partly performed in the next period.

Cost and estimated earnings in excess of billings on uncompleted contracts comprises amounts of revenue recognized on contracts that we have not yet billed to a customer because the amounts were not contractually billable at the balance sheet date. We were contractually able to bill 89% of the balance at December 31, 2005, within 30 days of the year end.

Property and Equipment - Property and equipment is stated at cost. Depreciation is computed over the estimated useful lives of the assets (two to five years) using the straight-line method. Leasehold improvements are depreciated over the shorter of estimated useful lives or the initial lease term.

A summary of property and equipment at December 31 follows:

2005

Computer equipment	$644,000
Furniture and office equipment	20,000
Lab equipment	3,513,000
Leasehold improvements	2,831,000
$7,008,000
Less: accumulated depreciation	(5,732,000)
$1,276,000

Depreciation expense was $1,297,000 for 2005.

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

Income Taxes - hawse have filed a separate tax return since inception. We follow the liability method of accounting for income taxes. This liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Stock Based Compensation - We have a stock-based employee compensation plan, which is described further in Note 7. We account for stock-based employee compensation arrangements on the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees and related amendments and interpretations. We comply with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which requires fair value recognition for employee stock-based compensation. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96- 18.

Total non-cash stock option expense related to employee and director awards was $384,000 for the year ended December 31, 2005. Had compensation cost for employee options been determined using the fair values at the grant dates, consistent with the methodology prescribed under SFAS No. 123, our net loss available to common shareholders and associated net loss per share would have increased to the pro forma amounts indicated below:

For the year ended December 31,
2005
Net loss available to common shareholders, as reported	$(10,453,000)
Deduct: Stock-based employee compensation expense included in net loss available to common shareholders, as reported	$ 384,000
Add: Total stock-based employee compensation expense determined under fair value-based method for all awards	$ (2,141,541)
Net loss available to common shareholders, pro forma	$(12,210,541)
Net loss per share, as reported (basic and diluted)	$ (0.63)
Net loss per share, pro forma (basic and diluted)	$ (0.74)

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

Basic and diluted net loss per share is the same because all potentially dilutive securities outstanding are anti-dilutive. Potentially dilutive securities not included in the calculation of diluted earnings per share include options and warrants to purchase common stock for all periods presented. Total common stock options and common stock warrants not included in the calculation of diluted earnings per share were 3,160,502 for 2005.

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

2. INVESTMENT SECURITIES-AVAILABLE-FOR-SALE

Investment securities, which had maturities of less than one year, totaled $16,871,000 at December 31, 2005. We estimate the fair value of our investment securities using readily available market information. All investment securities have been classified as available-for-sale and are carried at estimated fair value with unrealized gains and losses included as a component of accumulated other comprehensive income in stockholders' equity. We had an unrealized gain on investment securities of $127,000 for the year ending December 31, 2005. We have concluded that these unrealized investment gains and losses are temporary due to our ability to hold these investments to maturity.

We had no net realized gains (losses) on investment securities for the year ending December 31, 2005 and 2004.

3. RELATED PARTY TRANSACTIONS

Since inception until July 2004 we were a majority owned subsidiary of Microvision, Inc. The following table describes Microvision's ownership of Lumera at December 31:

2005
Common Stock	27.60%

In July 2004, all outstanding shares of the our Series A convertible preferred stock, Series B convertible preferred stock and Class B common stock were automatically converted to common stock upon completion of our IPO in July 2004. Prior to the IPO, Microvision owned approximately 52% of our outstanding common stock on an as if converted basis. In January 2006, Microvision sold 2.55 million of its shares, or approximately 16% of our outstanding shares; most of Microvision's remaining Lumera shares, which total approximately 12% of our outstanding shares as of March 1, 2006, are pledged as collateral under agreements which remain in effect until March 2007. Richard F. Rutkowski, until January 2006 the Chief Executive Officer of Microvision, was a current member of Microvision's board of directors and also a director of Lumera.

In 2004, we entered into a sublease agreement with Microvision for its corporate facilities at a base rate of approximately $25,000 per month, plus common area charges, which is effective through April 6, 2006.

The following are a summary of charges we paid to Microvision for the year ended December 31:

2005
Rent	$ 323,000
Allocated Services	89,000
Total	$ 412,000

4. ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

2005

Employee and benefit-related liabilities	$ 372,000
Compensated absences	94,000
Professional fees	384,000
License and royalty fees	175,000
Other	34,000
$ 1,059,000

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

Deferred taxes consist of the following at December 31:

2005
Deferred income tax assets
Net operating loss carryforwards	$ 14,997,000
R&D credit carryforwards	$ 1,055,000
Other	$ 1,412,000

Gross deferred tax assets	17,464,000
Less: valuation allowance	(17,464,000)

Net deferred tax asset	$ -

We recorded a valuation allowance for the full amount of its deferred tax assets at December 31, 2005, as we believe it is more likely than not that the deferred tax assets will not be realized.

The valuation allowance and the research and experimentation credits account for substantially all of the difference between our effective income tax rate and the Federal statutory rate of 34%.

6. SHAREHOLDERS' EQUITY (DEFICIT)

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

Non-Employee Options - Included in the option disclosures above are options granted to certain non-employees under our plan, as follows:

In August 2003, we issued options to purchase an aggregate of 164,000 shares of its Class A common stock to two consultants in connection with entering into certain consulting agreements. In April 2004, 61,500 of these shares were forfeited upon termination of one of the consulting agreements. The options have an exercise price of $3.65 per share and a 10-year life. In aggregate, 41,000 of the options were vested on the grant date. The remaining 61,500 shares vest one-third on each subsequent annual anniversary of the grant date and are subject to re- measurement at each balance sheet date during the vesting period. The aggregate value of the outstanding options was estimated at $415,000 at December 31, 2004 and at $299,000 at December 31, 2005. The fair value of these options, net of forfeited options was recognized as compensation expense over the two-year period of service, which ended in August 2005. Total non-cash compensation expense related to these options was $4,000 for the year ended December 31, 2005. The fair values of the options were estimated at the grant date and subsequent dates, using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 100%; risk-free interest rates of 4.3%, 4.62%, and 4.4%; and expected lives of 10 years, for each of the measurement dates, respectively.

Options issued at below market price - In March 2004 we granted options under the 2000 Plan to its CEO and each of our Directors to purchase an aggregate of 410,000 shares of common stock at a price below the then current market value. Our Directors were each awarded options to purchase 65,500 shares, of which 30,000 shares vested on the date of grant with 5,000 shares vesting quarterly thereafter until fully vested, have an exercise price of $2 per share and a 10-year life. Our CEO was awarded an option to purchase 150,000 shares, of which 50,000 vested September 1, 2004 and 50,000 annually thereafter until fully vested, with an exercise price of $2 per share and a 10-year life. The aggregate value of these options was estimated to be $1,230,000 and is being recognized as compensation expense over the vesting periods. We recognized $169,000 of compensation expense associated with these option grants during the year ended December 31, 2005, net of forfeited options.. As of December 31, 2005, $40,000 of deferred compensation remained to be amortized on these option grants.

In April 2004 we granted options under the 2000 Plan to its employees to purchase an aggregate of 156,650 shares of common stock at a price below the then current market value. The options have an exercise price of $2.00 per share and a 10-year life. One quarter of the options vested on July 1, 2004 with the remaining options vesting annually over the subsequent three years until fully vested. In July 2004, we issued options under the 2000 Plan to its employees to purchase an aggregate of 78,250 shares of common stock at a price below the then current market value. The options have a weighted average exercise price of $3.76 per share and a 10-year life. The aggregate value of these option grants was estimated at $801,000 and is being recognized as compensation expense over the vesting period. We recognized compensation expense associated with these option grants of $215,000, net of forfeited options, for the year ended December 31, 2005. As of December 31, 2005, $162,000 of deferred compensation remained to be amortized.

A summary of stock compensation expense for each period is as follows:

For the twelve months ended
December 31,
2005
Employees	$ 343,000
Directors	41,000
Third Party	85,000
$ 469,000

Component of:
Research and development	$ 95,000
Marketing, general and administrative	374,000
$ 469,000

Fair Value Disclosure - The fair values of the options granted to employees were estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively:

December 31,
2005
Risk Free Interest Rate	4.05%
Expected Life (in years)	5.6
Dividend Yield	0.0%
Volatility	83.0%

8. WARRANTS

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

The following table summarizes payments made and expense recorded during the year ending December 31:

2005

Payments made	$ 1,018,000

Sponsored research	$ 650,000
Optical materials	166,000
Minimum royalty	75,000
Expenses recorded on payments	$ 891,000
Amortization of stock	-
Total expense recorded	$ 891,000

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

10. RETIREMENT SAVINGS PLAN

On August 31, 2004, we established its retirement savings plan (the "Plan"), which qualifies under the Internal Revenue Code Section 401(k) and covers all qualified employees. The Plan allows us to match 50% of an employee's contribution to the Plan up to a maximum 6% of the employee's base salary. During 2005 we contributed $57,000 to the Plan under the matching program.

11. QUARTERLY FINANICAL DATA (UNAUDITED)

The following table represents certain unaudited quarterly financial information for the four quarters ended December 31, 2005. In our opinion, this information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the unaudited quarterly results of operations set forth herein.

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year

	(in thousands, except per share data)

Total Revenue
2005	$ 240	$ 348	$ 681	$ 240	$ 1,509
Gross Profit
2005	72	131	215	169	587
Net Loss Available to Common Shareholders
2005	(2,878)	(2,926)	(2,034)	(2,615)	(10,453)

Basic and diluted net loss per share attributable to common stockholders
2005	$ (0.17)	$ (0.18)	$ (0.12)	$ (0.16)	$ (0.63)

Quarterly and annual earnings per share are calculated independently, based on the weighted average number of shares outstanding during the periods.

LUMERA CORPORATION

Schedule II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charges to	Charges		Balance at
	Beginning of	Costs	to		End of
	Fiscal	and	Other		Fiscal
	Year	Expenses	Accounts	Deductions	Period

Year ended December 31, 2005
Tax valuation allowance	13,735,000	3,728,000			17,463,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
Date: April 3, 2008	By	/s/ Jeff Wilson Jeff Wilson Chief Financial Officer

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

4.5	Warrant No. 86 to Purchase Common Stock of Microvision, Inc. issued August 9, 2005 to Satellite Strategic Finance Partners, Ltd. (12)
4.6	Warrant No. 87 to Purchase Common Stock of Microvision, Inc. issued August 9, 2005 to Satellite Strategic Finance Associates, LLC. (12)
4.7	Warrant No. 88 to Purchase Common Stock of Microvision, Inc. issued August 31, 2005 to Omicron Master Trust (13)
4.8	Form of Warrant issued under the Securities Purchase Agreement dated as of November 30, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (14)
4.9	Registration Rights Agreement dated as of May 3, 2006 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC.(15)
4.10	Form of Underwriter's Warrant Agreement dated June 5, 2006 by and between Microvision, Inc. and MDB Capital Group, LLC.(16)
10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993.(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993.(1)+
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993.(1)+
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994.(5)
10.5	Microvision, Inc. 2006 Incentive Plan. (17)*
10.6	Independent Director Stock Option Plan, as amended.(4)*
10.7	Executive Loan Plan and Related Form of Note.(3)*
10.8	License and Development Agreement dated as of December 30, 2004 by and between Microvision, Inc. and Ethicon Endo-Surgery, Inc.(8)+
10.9	Employment Agreement between Microvision, Inc. and Alexander Y. Tokman dated July 18, 2005.(9)
10.10	Lease Agreement between CarrAmerica Reality Operating Partnership, L.P. and Microvision, Inc., dated July 15, 2005.(11)
23	Consent of Independent Registered Public Accounting Firm, as previously filed.
23.2	Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1	Principal Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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