Form 10-Q
period 2008-03-31
MICROVISION INC
filed 2008-05-09
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

      As of May 7, 2008, 56,750,000 shares of the Company's common stock, $0.001 par value, were outstanding.

Microvision, Inc.
Consolidated Balance Sheet
(In thousands, except per share data)
(Unaudited)

                                                                                     March 31,     December 31,
                                                                                       2008           2007
                                                                                   -------------  -------------
Assets
Current assets
   Cash and cash equivalents                                                      $      14,593  $      13,399
   Investment securities, available-for-sale                                             15,500         22,411
   Accounts receivable, net of allowances of $123 and $123                                  722          1,885
   Costs and estimated earnings in excess of billings on uncompleted contracts              274            443
   Inventory                                                                              1,336            761
   Other current assets                                                                   1,327          1,180
                                                                                   -------------  -------------
   Total current assets                                                                  33,752         40,079

Property and equipment, net                                                               3,919          4,047
Restricted investments                                                                    1,475          1,125
Other assets                                                                                 50             47
                                                                                   -------------  -------------
   Total assets                                                                   $      39,196  $      45,298
                                                                                   =============  =============

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                               $       2,478  $       2,146
   Accrued liabilities                                                                    4,190          4,154
   Billings in excess of costs and estimated earnings on uncompleted contracts              275            970
   Liability associated with common stock warrants                                          921          2,657
   Current portion of capital lease obligations                                              43             44
   Current portion of long-term debt                                                         66             65
                                                                                   -------------  -------------
   Total current liabilities                                                              7,973         10,036
Capital lease obligations, net of current portion                                            77             88
Long-term debt, net of current portion                                                      376            393
Deferred rent, net of current portion                                                     1,643          1,720
                                                                                   -------------  -------------
   Total liabilities                                                                     10,069         12,237
                                                                                   -------------  -------------
Commitments and contingencies                                                                --             --

Shareholders' equity
   Common stock, par value $.001; 125,000 shares authorized;
      56,730 and 56,730 shares issued and outstanding                                        57             57
   Additional paid-in capital                                                           293,440        292,374
   Accumulated other comprehensive income                                                    89             51
   Accumulated deficit                                                                 (264,459)      (259,421)
                                                                                   -------------  -------------
   Total shareholders' equity                                                            29,127         33,061
                                                                                   -------------  -------------
   Total liabilities and shareholders' equity                                     $      39,196  $      45,298
                                                                                   =============  =============

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                             ----------------------
                                                                                2008        2007
                                                                             ----------  ----------
Contract revenue                                                            $    2,281  $    1,902
Product revenue                                                                    289         333
                                                                             ----------  ----------
    Total revenue                                                                2,570       2,235
                                                                             ----------  ----------
Cost of contract revenue                                                           762       1,010
Cost of product revenue                                                            339         284
                                                                             ----------  ----------
    Total cost of revenue                                                        1,101       1,294
                                                                             ----------  ----------
Gross margin                                                                     1,469         941
                                                                             ----------  ----------

Research and development expense                                                 4,426       3,345
Sales, marketing, general and administrative expense                             4,135       3,550
                                                                             ----------  ----------
    Total operating expenses                                                     8,561       6,895
                                                                             ----------  ----------
Loss from operations                                                            (7,092)     (5,954)
Interest income                                                                    412         182
Interest expense                                                                   (13)       (468)
Gain (loss) on derivative instruments, net                                       1,673        (652)
Other expense                                                                      (18)         --
                                                                             ----------  ----------
Net loss                                                                    $   (5,038) $   (6,892)
                                                                             ==========  ==========

Net loss per share - basic and diluted                                      $    (0.09) $    (0.16)
                                                                             ==========  ==========

Weighted-average shares outstanding - basic and diluted                         56,730      43,098
                                                                             ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                             ----------------------
                                                                                2008        2007
                                                                             ----------  ----------
Net loss                                                                  $   (5,038) $   (6,892)

Other comprehensive gain (loss)
Unrealized gain (loss) on investment securities, available-for-sale               38      (1,925)
                                                                             ----------  ----------
Comprehensive loss                                                        $   (5,000) $   (8,817)
                                                                             ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                        ----------------------
                                                                                           2008        2007
                                                                                        ----------  ----------
Cash flows from operating activities
    Net loss                                                                           $   (5,038) $   (6,892)
    Adjustments to reconcile net loss to net cash used in operations:
        Depreciation                                                                          228         214
        Non-cash stock-based compensation expense                                           1,066         304
        Non-cash interest expense                                                              --         371
        Loss(gain) on derivative instruments                                               (1,673)        652
        Net accretion of discount on short-term investments                                   (65)         --
        Non-cash deferred rent                                                                (68)        (69)
            Change in:
            Accounts receivable, net                                                        1,163         163
            Costs and estimated earnings in excess of billings on uncompleted contracts       169         (82)
            Inventory                                                                        (575)         74
            Other current assets                                                             (210)        431
            Other assets                                                                       (3)        (13)
            Accounts payable                                                                  369        (174)
            Accrued liabilities                                                                27        (547)
            Billings in excess of costs and estimated earnings on uncompleted contracts      (695)        (18)
                                                                                        ----------  ----------
            Net cash used in operating activities                                          (5,305)     (5,586)
                                                                                        ----------  ----------
Cash flows from investing activities
    Sales of investment securities                                                          8,000          --
    Purchases of investment securities                                                       (986)         --
    Purchases of restricted investment securities                                            (350)         --
    Purchases of property and equipment                                                      (137)       (232)
                                                                                        ----------  ----------
            Net cash provided by (used in) investing activities                             6,527        (232)
                                                                                        ----------  ----------
Cash flows from financing activities
    Principal payments under capital leases                                                   (12)        (11)
    Principal payments under long-term debt                                                   (16)        (14)
    Payments on notes payable                                                                  --      (1,400)
    Net proceeds from issuance of common stock                                                 --          (4)
                                                                                        ----------  ----------
            Net cash used in financing activities                                             (28)     (1,429)
                                                                                        ----------  ----------
Net increase (decrease) in cash and cash equivalents                                        1,194      (7,247)
Cash and cash equivalents at beginning of period                                           13,399      14,552
                                                                                        ----------  ----------
Cash and cash equivalents at end of period                                             $   14,593  $    7,305
                                                                                        ==========  ==========
Supplemental disclosure of cash flow information
    Cash paid for interest                                                             $       13  $       46
                                                                                        ==========  ==========
Supplemental schedule of non-cash investing and financing activities
    Other non-cash additions to property and equipment                                 $        9  $        2
                                                                                        ==========  ==========

    Issuance of common stock for payment of principal and interest
      on senior secured exchangeable convertible notes                                 $       --  $    1,388
                                                                                        ==========  ==========

The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

1. MANAGEMENT'S STATEMENT AND PRINCIPLES OF CONSOLIDATION

Management's Statement

The Consolidated Balance Sheet as of March 31, 2008, the Consolidated Statements of Operations, Comprehensive Loss and Cash Flows for the three months ended March 31, 2008 and 2007 have been prepared by Microvision, Inc. (the "Company" or "Microvision") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at March 31, 2008 and the results of operations, comprehensive loss and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the SEC. You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

At March 31, 2008, Microvision had $30.1 million in cash, cash equivalents and investment securities, available-for-sale. Based on its current operating plan, the Company believes that it has sufficient cash to fund operations through at least March 2009. Microvision will require additional cash to fund its operating plan past that time. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to Microvision on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, Microvision will be required to limit its operations substantially. This limitation of operations may include reductions in staff, operating costs and capital expenditures.

2. NET LOSS PER SHARE

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding. Potentially dilutive common stock equivalents primarily consist of convertible debt, convertible preferred stock, warrants and employee stock options. Diluted net loss per share for the three months ended March 31, 2008 and 2007 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including convertible debt, convertible preferred stock, options and warrants is anti-dilutive. The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

                                                                             Three Months Ended
                                                                                 March 31,
                                                                          --------------------------
                                                                              2008          2007
                                                                          ------------  ------------
Numerator:
Net loss - basic and diluted                                             $     (5,038) $     (6,892)
                                                                          ============  ============
Denominator:
Weighted-average common shares outstanding - basic and diluted                 56,730        43,098
                                                                          ============  ============

Net loss per share - basic and diluted                                   $      (0.09) $      (0.16)
                                                                          ============  ============

On March 31, 2008 and 2007, the Company excluded the following convertible securities from diluted net loss per share as the effect of including them would have been anti-dilutive: publicly traded warrants convertible into 0 and 12,363,000 shares of common stock, options and private warrants convertible into a total of 10,940,000 and 10,436,000 shares of common stock and 125,000 and 0 shares of nonvested equity shares, respectively.

3. INVESTMENT SECURITIES, AVAILABLE-FOR-SALE AND FAIR VALUE MEASUREMENTS

The Company accounts for investment securities, available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). FAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company's investment securities, available-for-sale are comprised of commercial paper, U.S. government and commercial debt securities and auction rate securities. The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in other comprehensive income (loss). Dividend and interest income are recognized when earned. Realized gains and losses are presented separately on the income statement. The cost of securities sold is based on the specific identification method.

At March 31, 2008, $4.3 million of the Company's marketable securities portfolio was invested in AAA rated investments in auction-rate debt securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (generally every seven, twenty-eight, or thirty-five days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a "Dutch Auction". If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined "penalty" or "maximum" rates. Following such a failed auction, the holder would not be able to access its funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful or new buyers express interest in purchasing these securities in between auctions.

Given the current negative liquidity conditions in the global credit markets, auctions for $4.3 million of original par value of the Company's auction-rate securities have failed rendering these securities temporarily illiquid through the normal auction process. At the time of its initial investment and through the date of filing this report, all of the Company's auction-rate securities in which it invests remain AAA rated, collateralized and there have been no declines in the credit ratings of the issuers. Subsequent to March 31, 2008, the Company successfully liquidated into cash equivalents, $1.1 million of the $4.3 million of auction-rate securities held at March 31, 2008. The $1.1 million equaled the original purchase value. The collateral for the Company's student loan auction-rate securities ("SLARS") are the student loans and collections thereon. The collateral for the municipal auction-rate securities is the user fees collected on the public works project that was funded. In addition, the underlying loans in the SLARS are guaranteed by the Federal Family Education Loan Program and other federal and state student loan guarantee programs. AMBAC is the insurer on a majority of the auction-rate securities that the Company holds. As of March 31, 2008, AMBAC was rated AAA by Moody's and Standard and Poor's and AA by Fitch Ratings. Although these insurers are highly rated, they are reported to be experiencing financial difficulty, which could negatively affect their ratings and thus the ratings of the auction-rate securities that the Company holds. If the issuers are unable to successfully clear future auctions or if the insurer's credit rating deteriorates and the deterioration is deemed to be other-than-temporary, the Company would be required to adjust the carrying value of the auction-rate securities through a realized loss on its investments to the consolidated statement of operations. Any of these events could affect the Company's results of operations and financial condition. In the event the Company needs to access these funds, it could be required to sell these securities at an amount below its original purchase value. However, based on the Company's ability to access its cash and cash equivalents and its other liquid investments, totaling $25.8 million at March 31, 2008, it does not expect to be required to sell these securities at a loss. If the Company were required to sell the securities at a loss, the Company believes the loss would be immaterial to its results of operations, comprehensive loss and cash flows. The auction-rate securities remain AAA rated, collateralized and there have been no declines in the credit ratings of the issuers. In addition, all of the auction-rate securities that the Company has liquidated have been sold at par value. Therefore, the Company believes that it will be able to liquidate its remaining auction rate securities within one year and has classified them as short-term.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. The Company adopted FAS 157 effective January 1, 2008. The adoption of FAS 157 for financial assets and liabilities did not have a material impact on the Company's consolidated financial position, consolidated results of operations or consolidated cash flows.

FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FAS 157 also establishes a three level fair value inputs hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy is shown below:

Level 1 - Observable inputs such as quoted prices in active markets for identical assets or liabilities,

Level 2 - Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not sufficiently active to qualify as level 1, other observable inputs, or inputs that can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs in which there is little or no market data, which requires the company to develop its own assumptions which are significant to the measurement of the fair values of the assets or liabilities.

When measuring fair value, FAS 157 requires an entity to maximize its use of observable inputs and market data, when available at reasonable cost, and minimize its use of unobservable inputs. It must also utilize market data and assumptions it believes market participants would use in measuring the fair value of the asset or liability, including assumptions about risks, the risks inherent in the inputs and the valuation techniques.

The market approach is used to measure fair values of debt and equity securities and the income approach for derivatives. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present amount.

The Company utilizes valuations reported by a major valuation services company ("Service") for its debt securities. The valuations are reviewed for reasonableness before being accepted for financial reporting. The Company has reviewed the inputs and methodologies used by the Service as a basis for its accounting and disclosures in accordance with FAS 157.

Assets and liabilities measured at fair value on a recurring basis in accordance with FAS 157 are summarized below:

                                                 Level 1       Level 2       Level 3        Total
                                               ------------  ------------  ------------  ------------
Assets
    Corporate debt and equity securities      $     71,000  $  6,589,000  $         --  $  6,660,000
    U.S. government and agency securities        4,540,000            --            --     4,540,000
    Auction rate securities                             --     4,300,000            --     4,300,000
    Warrants in Lumera                                  --        66,000            --        66,000
                                               ------------  ------------  ------------  ------------
                                              $  4,611,000  $ 10,955,000  $         --  $ 15,566,000
                                               ============  ============  ============  ============
Liabilities
    Liability associated with
        common stock warrants                               $    921,000                $    921,000
                                                             ============                ============

The Company's investments available-for-sale and liability associated with common stock warrants are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with sufficient levels of price transparency. The types of instruments valued based on quoted market prices in active markets include U.S. government and agency securities and equity investments. Such instruments are classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include investment-grade corporate bonds, auction rate securities, Lumera warrants, and liability associated with common stock warrants. Such instruments are classified within Level 2 of the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The principal markets for the debt securities are dealer markets which have a relatively high level of price transparency. The principal market for Lumera common stock is NASDAQ. The market participants for debt securities are typically large money center banks and regional banks, brokers, dealers, pension funds, and companies with debt investment portfolios.

The Company's investments available-for-sale, warrants in Lumera, and liability associated with common stock warrants are summarized below as of March 31, 2008 and December 31, 2007:

                                                                                             Classification on Balance Sheet
                                                                                           ------------------------------------
                                                                                                                     Liability
                                                                                                                     Associated
                                                                                             Investment                 With
                                              Cost/       Gross       Gross                  Securities,    Other      Common
                                            Amortized   Unrealized  Unrealized   Estimated   Available-    Current     Stock
                                              Cost        Gains       Losses    Fair Value    For-Sale     Assets     Warrants
                                           -----------  ----------  ----------  -----------  -----------  ---------  ----------
As of March 31, 2008:
  Assets
    Corporate debt and equity securities    6,619,000      41,000          --    6,660,000    6,660,000         --          --
    U.S. government and agency securities   4,492,000      48,000          --    4,540,000    4,540,000         --          --
    Auction rate securities                 4,300,000          --          --    4,300,000    4,300,000         --          --
    Warrants in Lumera                             --          --          --       66,000           --     66,000          --
                                           -----------  ----------  ----------  -----------  -----------  ---------  ----------
                                          $15,411,000  $   89,000  $       --  $15,566,000  $15,500,000  $  66,000  $       --
                                           ===========  ==========  ==========  ===========  ===========  =========  ==========
  Liabilities
    Liability associated with
       common stock warrants                                                   $   921,000                          $  921,000
                                                                                ===========                          ==========

                                                                                             Classification on Balance Sheet
                                                                                           ------------------------------------
                                                                                                                     Liability
                                                                                                                     Associated
                                                                                             Investment                 With
                                              Cost/       Gross       Gross                  Securities,    Other      Common
                                            Amortized   Unrealized  Unrealized   Estimated   Available-    Current     Stock
                                              Cost        Gains       Losses    Fair Value    For-Sale     Assets     Warrants
                                           -----------  ----------  ----------  -----------  -----------  ---------  ----------
As of December 31, 2007:
  Assets
    Corporate debt and equity securities    9,074,000      54,000      (5,000)   9,123,000    9,123,000         --          --
    U.S. government and agency securities   4,486,000       3,000      (1,000)   4,488,000    4,488,000         --          --
    Auction rate securities                 8,800,000          --          --    8,800,000    8,800,000         --          --
    Warrants in Lumera                             --          --          --      130,000           --    130,000          --
                                           -----------  ----------  ----------  -----------  -----------  ---------  ----------
                                          $22,360,000  $   57,000  $   (6,000) $22,541,000  $22,411,000  $ 130,000  $       --
                                           ===========  ==========  ==========  ===========  ===========  =========  ==========
  Liabilities
    Liability associated with
        common stock warrants                                                  $ 2,657,000                          $2,657,000
                                                                                ===========                          ==========

Unrealized gains or losses on investments available-for-sale are recorded in accumulated other comprehensive loss (income) at each measurement date. Changes in the fair values of the warrants in Lumera and the liability associated with common stock warrants are realized in the period of remeasurement and recorded in Gain (loss) on derivative instruments, net in the Consolidated Statement of Operations.

As of March 31, 2008, all debt and equity securities subject to FAS157 have been in continuous unrealized gain or loss positions.

As of March 31, 2008, the investments held by the Company are investment grade debt securities, publicly traded Lumera common stock (NASDAQ: LMRA) and Lumera warrants. The unrealized losses on our investments in debt securities were due primarily to changes in interest rates and credit market. The unrealized and realized gains and losses associated investments in Lumera were primarily due to its stock price changes. Because we have the ability to hold investments with unrealized losses until a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2008.

The realized gains and losses associated with the liability associated with common stock warrants were primarily due to changes in the Microvision stock price and decreasing terms to expiration.

4. INVENTORY

Inventory at March 31, 2008 and December 31, 2007 consisted of the following:

                                                                           March 31,     December 31,
                                                                              2008          2007
                                                                          ------------  ------------
Raw materials                                                            $     29,000  $    122,000
Work-in-process                                                                13,000        10,000
Finished goods                                                              1,294,000       629,000
                                                                          ------------  ------------
                                                                         $  1,336,000  $    761,000
                                                                          ============  ============

The inventory at March 31, 2008 and December 31, 2007 consisted of raw materials, work-in-process, and finished goods for ROV and Flic, the Company's hand-held bar code scanners. Inventory is stated at the lower of cost or market, with cost determined on a weighted-average basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, Microvision reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through normal production during the next twelve months.

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

                                                                             Three Months Ended
                                                                                 March 31,
                                                                          --------------------------
                                                                              2008          2007
                                                                          ------------  ------------
Cost of contract revenue                                                       50,000        23,000
Cost of product revenue                                                        11,000         8,000
Research and development expense                                              281,000        82,000
Sales, marketing, general and administrative expense                          724,000       178,000
                                                                          ------------  ------------
Share-based employee compensation cost charged against income            $  1,066,000  $    291,000
                                                                          ============  ============

Options Activity and Positions

The following table summarizes shares, weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2008:

                                                                  Weighted
                                                                  Average
                                                      Weighted   Remaining
                                                       Average  Contractual   Aggregate
                                                      Exercise      Term      Intrinsic
Options                                  Shares         Price     (years)       Value
---------------------------------------- -----------  --------- ------------  ----------
Outstanding as of March 31, 2008          7,258,000  $    3.96          7.5  $  519,000

Exercisable as of March 31, 2008          2,783,000  $    5.17          5.7  $  186,000

As of March 31, 2008, the Company's unamortized share-based compensation was $6,014,000. The Company plans to amortize this share-based compensation cost over the next 2.8 years.

As of March 31, 2008, the Company's unamortized nonvested equity share-based compensation was $237,000. The Company plans to amortize this nonvested equity share-based compensation cost over the next 3.0 years.

6. LONG-TERM NOTES

Tenant Improvement Loan Agreement

In February 2006, the Company entered into a loan agreement with the lessor of the Company's corporate headquarters to finance $536,000 in tenant improvements. The loan carries a fixed interest rate of 9% per annum, is repayable over the initial term of the lease, which expires in 2013, and is secured by a letter of credit. The balance of the loan, including interest added to principal, was $442,000 at March 31, 2008.

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

In January 2006, two senior officers with outstanding loans from the Company left the Company. Because the lines of credit were not fully secured and collection was uncertain, the Company increased the allowance by $1,031,000 in December 2005. In accordance with the terms, the loans were due in January 2007. Neither of the officers has repaid their loans. One of the officers pledged 50,000 shares of Lumera common stock as collateral for the loans. In May 2007, the Company foreclosed on the collateral and sold the shares for net proceeds of $227,000. The Company is pursuing collection of the remaining outstanding balances. A third executive with outstanding loans from the Company left the Company in August 2007 and his loans will be due in August 2008. As a result of a review of the financial position of the former executives and the potential difficulty in collecting loans from former employees, the Company recorded additional allowances for doubtful accounts for the receivables from senior officers of $23,000 during 2007. As of March 31, 2008 and December 31, 2007, the total amount outstanding under the lines of credit was $2,496,000. As of March 31, 2008 and December 31, 2007, the allowance for receivables from related parties was $2,496,000.

8. ACCOUNTING FOR LUMERA WARRANTS

The Company owns a warrant to purchase 170,500 shares of Lumera common stock and records the warrant at fair value in "Other current assets". On the original transaction date, the warrant was valued using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.6%; and contractual life of 5.1 years.

Changes in the fair value of the warrants are recorded in the statement of operations each period. At March 31, 2008, the warrant was revalued using the Black-Scholes option-pricing model with the following assumptions; expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 1.8%; and contractual life of 3.0 years. The fair value of the warrant decreased to $66,000 from $130,000 at December 31, 2007 and the change in value for the three months ended March 31, 2008 of $64,000 was recorded as a non-operating loss and is included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

9. COMMITMENTS AND CONTINGENCIES

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

10. NEW ACCOUNTING PRONOUNCEMENTS

In February 2008, the FASB released a FASB Staff Position, FSP FAS 157-2 - Effective Date of FASB Statement No. 157, which delays the effective date of FAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently assessing the financial impact of FSP FAS 157-2 on its financial statements.

In June 2007, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 discusses how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the participants, how an entity should characterize payments made between participants and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently assessing the financial impact of EITF07-1 on its financial statements.

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

Our strategy is to develop and supply a proprietary display engine called PicoP to potential OEM customers who will embed them into a variety of consumer and automotive products. The primary objective for consumer applications is to provide users of mobile devices with a large screen viewing experience produced by a small embedded projector. Mobile devices may include cell phones, PDA's, gaming consoles and other consumer electronics products. These potential products would allow users to watch movies, play videos, display images, and other data onto a variety of surfaces. The PicoP with some modification could be embedded into the dashboard of an automobile or an airplane to create a heads up display (HUD) that could project point-by-point navigation, critical operational, safety and other information important to the driver or pilot. The PicoP could be further modified to be embedded into a pair of glasses to provide the mobile user with a see-through or occluded personal display to view movies, play games or access other content.

Results of Operations

Contract revenue.

                                                  % of                  % of
                                                contract              contract
(in thousands)                         2008      revenue     2007      revenue   $ change  % change
                                     ---------  ---------  ---------  ---------  --------- ---------
Three months ended March 31
Government revenue                  $     908       39.8  $   1,609       84.6  $    (701)    (43.6)
Commercial revenue                      1,373       60.2        293       15.4      1,080     368.6
                                     ---------             ---------             ---------
Total contract revenue              $   2,281             $   1,902             $     379      19.9
                                     =========             =========             =========

We earn contract revenue from performance on development contracts with the United States government and commercial customers.

We recognize contract revenue as work progresses on long-term, cost plus fixed fee and fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Our revenue contracts generally include a statement of the work we are to complete and the total fee we will earn from the contract. When we begin work on the contract and at the end of each accounting period, we work with the members of our technical team to estimate the labor and material and other cost required to complete the statement of work compared to cost incurred to date. We use information provided by project mangers, vendors, outside consultants and others as we deem necessary to develop our cost estimates. Since our contracts generally require some level of technology development to complete, the actual cost required to complete a statement of work can vary from our estimated cost to complete. We have developed processes that allow us to make reasonable estimates of the cost to complete a contract. Historically, we have made only immaterial revisions in the estimates to complete the contract at each reporting period. Recognized revenues are subject to revisions as the contract progresses to completion and actual revenue and cost become certain. Revisions in revenue estimates are reflected in the period in which the facts that give rise to the revision become known. In the future, revisions in these estimates could significantly impact recognized revenue in any one reporting period. If the U.S. Government cancels a contract, we would receive payment for work performed and costs committed to prior to the cancellation.

Our contract revenue in a particular period is dependent upon when we enter into a contract, the value of the contracts we have entered into, and the availability of technical resources to perform work on the contracts. Contract revenue was higher during the three months ended March 31, 2008 than the same period in 2007, due to higher beginning commercial contract backlog and the availability of resources to perform work on the contracts.

As long as most of our revenue is earned from performance on development contracts, we believe there may be a high degree of variability in revenue from quarter to quarter.

Our backlog of development contracts at March 31, 2008 was $1.5 million compared to $6.5 million at March 31, 2007, all of which is scheduled for completion during the next twelve months.

Product revenue.

                                                  % of                  % of
                                                 product               product
(in thousands)                         2008      revenue     2007      revenue   $ change  % change
                                     ---------  ---------  ---------  ---------  --------- ---------
Three months ended March 31
Bar code revenue                    $     289      100.0  $     283       85.0  $       6       2.1
Nomad revenue                              --         --         50       15.0        (50)   (100.0)
                                     ---------             ---------             ---------
Total product revenue               $     289             $     333             $     (44)    (13.2)
                                     =========             =========             =========

Our quarterly product revenue may vary substantially due to the timing of product orders from customers, production constraints and raw material availability.

The backlog of product orders at March 31, 2008 was approximately $338,000, compared to $410,000 at March 31, 2007, all of which is scheduled for delivery during the next twelve months.

Cost of contract revenue.

                                                  % of                  % of
                                                contract              contract
(in thousands)                         2008      revenue     2007      revenue   $ change  % change
                                     ---------  ---------  ---------  ---------  --------- ---------
Three months ended March 31         $     762       33.4  $   1,010       53.1  $    (248)    (24.6)

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

The cost of contract revenue as a percentage of revenue was lower during the three months ended March 31, 2008 than March 31, 2007 as a result of negotiating better terms on contracts entered into in late 2007. We target a gross margin for each contract of at least 40%; however, the gross margin can vary based on the technical challenges encountered in completing the contract.

The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract cost mix and the levels of direct and indirect costs incurred. However, over longer periods of time we expect modest fluctuations in the cost of contract revenue, as a percentage of contract revenue.

Cost of product revenue.

                                                  % of                  % of
                                                 product               product
(in thousands)                         2008      revenue     2007      revenue   $ change  % change
                                     ---------  ---------  ---------  ---------  --------- ---------
Three months ended March 31         $     339      117.3  $     284       85.3  $      55      19.4

Cost of product revenue includes both the direct and allocated indirect costs of manufacturing ROVs and Flics sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of ROV and Flic. Indirect costs include labor and other costs associated with operating our manufacturing capabilities and capacity.

Our overhead, which includes the costs of procuring, inspecting and storing material, facility and depreciation costs, is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the proportion of direct material purchased for the respective activity. During the three months ending March 31, 2008 and 2007, we expensed approximately $47,000 and $73,000, respectively, of manufacturing overhead associated with production capacity in excess of production requirements.

We expect that cost of product revenue on an absolute dollar basis will increase in the future. This increase will likely result from expected sales of commercial products. The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix, the level of overhead expense and the volume of direct materials purchased.

Research and development expense.

(in thousands)                         2008       2007     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended March 31         $   4,426  $   3,345  $   1,081       32.3

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

Sales, marketing, general and administrative expense.

(in thousands)                         2008       2007     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended March 31         $   4,135  $   3,550  $     585       16.5

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense for the three months ended March 31, 2008 compared to the same period in 2007 was the result of increased payroll costs and marketing costs associated with our commercial products.

Interest income.

(in thousands)                         2008       2007     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended March 31         $     412  $     182  $     230      126.4

The increase in interest income for the three months ended March 31, 2008 compared to the same period in 2007 resulted primarily from higher average cash and investment securities balances.

Interest expense.

(in thousands)                         2008       2007     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended March 31         $      13  $     468  $    (455)     (97.2)

In March and December 2005, we issued convertible notes (the "Notes") with an aggregate principal amount of $20 million. The last payment on the Notes was made in March 2007, resulting in a decrease in interest expense for the three months ended March 31, 2008 compared to the same period in 2007.

Gain (loss) on derivative instruments, net.

(in thousands)                         2008       2007     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended March 31         $   1,673  $    (652) $   2,325     (356.6)

We issued warrants to purchase 2,302,000 shares of common stock in connection with the issuance of the Notes. The warrants met the definition of derivative instruments that must be accounted for as liabilities under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because we cannot engage in certain corporate transactions affecting the common stock unless we make a cash payment to the holders of the warrants. We record changes in the fair values of the warrants in the statement of operations each period. We valued the warrants at March 31, 2008 using the Black-Scholes option-pricing model with the following assumptions: expected volatilities ranging from 65% to 67%; expected dividend yields of 0%; risk free interest rates ranging from 1.4% to 1.7%; and contractual lives ranging from 0.3 years to 2.7 years. The change in value of the warrants of $1,736,000 for the three months ended March 31, 2008 was recorded as a non-operating gain and is included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations. We valued the warrants at March 31, 2007 using the Black-Scholes option-pricing model with the following assumptions: expected volatilities of 68%; expected dividend yields of 0%; risk free interest rates ranging from 4.6% to 4.8%; and contractual lives ranging from 1.3 years to 3.7 years. The change in value of the warrants of $560,000 for the three months ended March 31, 2007 was recorded as a non-operating loss and is included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

In January 2006, we acquired warrants to purchase 170,500 shares of Lumera common stock. The warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.55%; and contractual life of 5.1 years. Changes in the fair value of the warrants are recorded in the statement of operations each period. As of March 31, 2008, the warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatilities of 83%; expected dividend yields of 0%; risk free interest rates of 1.78%; and contractual lives of 3.0 years. As of March 31, 2008, the fair value of the warrants decreased to $66,000 from $130,000 at December 31, 2007 and the change in value of $64,000 was recorded as a non-operating loss and is included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations. As of March 31, 2007, the warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 83%; expected dividend yields of 0%; risk free interest rates of 4.5%; and contractual lives of 4.0 years. The change in value of $160,000 for the three months ended March 31, 2007 was recorded as a non-operating loss and is included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of equity and debt securities and, to a lesser extent, from development contract revenues and product sales. At March 31, 2008, we had $30.1 million in cash, cash equivalents and investment securities, available-for-sale. Based on our current operating plan, we believe we have sufficient cash to fund operations through at least March 2009. We will require additional cash to fund our operating plan past that time. There can be no assurance that additional financing will be available to us or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we will be required to limit our operations substantially. This limitation of operations may include reductions in staff, operating costs and capital expenditures.

Cash used in operating activities totaled $5.3 million during the three months ended March 31, 2008, compared to $5.6 million during the same period in 2007. In both periods, cash used in operating activities for both periods resulted primarily from the loss from operations.

We had the following material gains and charges, and changes in assets during the three months ended March 31, 2008:

  "Non-cash stock-based compensation expense" We granted fully vested options to purchase 339,000 shares of common stock under the 2006 Incentive Plan, which resulted in $425,000 of non-cash compensation expense during the three months ended March 31, 2008.
  "Loss (gain) on derivative instruments" In connection with the issuance of the Notes, we issued warrants to purchase 2,302,000 shares of common stock. Due to changes in the stock price and remaining life of the warrants, we recognized a $1.7 million non-operating gain during the three months ended March 31, 2008.
  "Accounts receivable" During the three months ended March 31, 2008, we received payments totaling $1.0 million from two commercial customers for work that was performed in 2007.

Cash provided by investing activities totaled $6.5 million during the three months ended March 31, 2008, compared to cash used in investing activities of $232,000 during the same period of 2007. During the three months ended March 31, 2008, we had net sales of investment securities totaling $7.0 million. In addition, we used cash of $137,000 for capital expenditures during the three months ended March 31, 2008, compared to $232,000 during the same period in 2007.

Cash used in financing activities totaled $28,000 during the three months ended March 31, 2008, compared to $1.4 million during the same period in 2006. The last scheduled payment on our December Notes of $1.4 million was made in March of 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Of our total cash equivalents and investment securities available-for-sale balance, 62% have variable interest rates and, as such, the fair values of the principal of these instruments are not affected by changes in market interest rates. The remaining 38% of our cash equivalents and investment securities available-for-sale balance are at fixed interest rates and, as such, the fair values of these instruments are affected by changes in market interest rates. Due to the generally short-term maturities of these investment securities, we believe that the market risk arising from our holdings of these financial instruments is not material.

Our investment policy restricts investments to ensure principal preservation and liquidity. The investment securities portfolio is comprised of short-term highly rated commercial paper, U.S. government agency notes and auction rate securities.

At March 31, 2008, $4.3 million of our marketable securities portfolio was invested in AAA rated investments in auction-rate debt securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (generally every seven, twenty-eight or thirty-five days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a "Dutch Auction". If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined "penalty" or "maximum" rates. Following such a failed auction, the holder would not be able to access its funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful or new buyers express interest in purchasing these securities in between auctions.

At the time of our initial investment and through the date of the filing of this report, all of our auction-rate securities in which we invest remain AAA rated, collateralized and there have been no declines in the credit ratings of the issuers. Subsequent to March 31, 2008, we successfully liquidated into cash equivalents, $1.1 million of the $4.3 million of auction-rate securities held at March 31, 2008. The $1.1 million equaled our original purchase value. The remaining $3.2 million of auction rate securities have been subject to failed auctions in 2008 as a result of the current negative liquidity conditions in the global credit markets. The failed auctions have rendered these securities temporarily illiquid through the normal auction process. The collateral for our student loan auction-rate securities ("SLARS") are the student loans and collections thereon. The collateral for the municipal auction-rate securities is the user fees collected on the public works project that was funded. In addition, the underlying loans in the SLARS are guaranteed by the Federal Family Education Loan Program and other federal and state student loan guarantee programs. AMBAC is the insurer on a majority of the auction-rate securities that we hold. As of March 3, 2008, AMBAC was rated AAA by Moody's and Standard and Poor's and AA by Fitch Ratings. Although these insurers are highly rated, they are reported to be experiencing financial difficulty, which could negatively affect their ratings and thus the ratings of the auction-rate securities that we hold. If the issuers are unable to successfully clear future auctions or if the insurer's credit rating deteriorates and the deterioration is deemed to be other-than-temporary, we would be required to adjust the carrying value of the auction-rate securities through an impairment charge to earnings. Any of these events could affect our results of operations and our financial condition. In the event we need to access these funds, we could be required to sell these securities at an amount below our original purchase value. However, based on our ability to access our cash and cash equivalents and our other liquid investments, totaling $25.8 million at March 31, 2008, we do not expect to be required to sell these securities at a loss. If we were required to sell the securities at a loss, we believe the loss would be immaterial to our results of operations, comprehensive loss and cash flows. The auction-rate securities remain AAA rated, collateralized and there have been no declines in the credit ratings of the issuers. In addition, all of the auction-rate securities that we have liquidated have been sold at par value. Therefore, we believe that we will be able to liquidate our remaining auction rate securities within one year and have classified them as short-term.

The values of cash equivalents and investment securities, available-for-sale, by maturity date as of March 31, 2008, are as follows (in thousands):

                                      Amount      Percent
                                     ---------  ---------
Cash                                     $710       2.36%
Less than one year                    $21,572      71.68%
One to two years                       $3,511      11.67%
Greater than five years                $4,300      14.29%
                                     ---------  ---------
                                       30,093     100.00%
                                     =========  =========

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

  As of March 31, 2008, we had an accumulated deficit of $264.5 million.
  We incurred consolidated net losses of $215.7 million from inception through 2005, $24.0 million in 2006, $19.8 million in 2007, and consolidated net loss of $5.0 million in the three months ended March 31, 2008.

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

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity for our common stock. If our common stock were not listed on the Capital Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market- making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. At some point during all four quarters of 2006 and 2007 and the first quarter of 2008, the market price of our stock traded below $5.00 per share. On May 7, 2008, the closing price of our stock was $3.01.

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

During the first quarter of 2008 and the full year of 2007, 35% and 61%, respectively, of our revenue was derived from performance on a limited number of development contracts with the U.S. government. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues. Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors continuously engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. Our contracts with the government are subject to immediate termination by the government for convenience at any time. The government may choose to use contractors with competing display technologies or it may decide to discontinue any of our programs altogether. In addition, those development contracts that we do obtain require ongoing compliance with applicable government regulations. Termination of our development contracts, a shift in government spending to other programs in which we are not involved, a reduction in government spending generally, or our failure to meet applicable government regulations could have severe consequences for our results of operations.

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

MICROVISION, INC.
Date: May 9, 2008	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2008	BY:	/s/ Jeff Wilson
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