Form 10-Q
period 2008-06-30
MICROVISION INC
filed 2008-08-07
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

      As of July 31, 2008, 68,035,000 shares of the Company's common stock, $0.001 par value, were outstanding.

Microvision, Inc.
Consolidated Balance Sheet
(In thousands, except per share data)
(Unaudited)

                                                                                     June 30,      December 31,
                                                                                       2008           2007
                                                                                   -------------  -------------
Assets
Current assets
   Cash and cash equivalents                                                      $      10,039  $      13,399
   Investment securities, available-for-sale                                             10,650         22,411
   Accounts receivable, net of allowances of $73 and $123                                   303          1,885
   Costs and estimated earnings in excess of billings on uncompleted contracts              166            443
   Inventory                                                                              1,406            761
   Other current assets                                                                   1,145          1,180
                                                                                   -------------  -------------
   Total current assets                                                                  23,709         40,079

Property and equipment, net                                                               3,759          4,047
Restricted investments                                                                    1,475          1,125
Other assets                                                                                 49             47
                                                                                   -------------  -------------
   Total assets                                                                   $      28,992  $      45,298
                                                                                   =============  =============

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                               $       1,848  $       2,146
   Accrued liabilities                                                                    3,175          4,154
   Billings in excess of costs and estimated earnings on uncompleted contracts               91            970
   Liability associated with common stock warrants                                        1,122          2,657
   Current portion of capital lease obligations                                              47             44
   Current portion of long-term debt                                                         68             65
                                                                                   -------------  -------------
   Total current liabilities                                                              6,351         10,036
Capital lease obligations, net of current portion                                            67             88
Long-term debt, net of current portion                                                      358            393
Deferred rent, net of current portion                                                     1,565          1,720
                                                                                   -------------  -------------
   Total liabilities                                                                      8,341         12,237
                                                                                   -------------  -------------
Commitments and contingencies

Shareholders' equity
   Common stock, par value $.001; 125,000 shares authorized;
      56,850 and 56,730 shares issued and outstanding                                        57             57
   Additional paid-in capital                                                           294,307        292,374
   Accumulated other comprehensive income                                                    12             51
   Accumulated deficit                                                                 (273,725)      (259,421)
                                                                                   -------------  -------------
   Total shareholders' equity                                                            20,651         33,061
                                                                                   -------------  -------------
   Total liabilities and shareholders' equity                                     $      28,992  $      45,298
                                                                                   =============  =============

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)

                                                                               Three Months Ended       Six Months Ended
                                                                                   June 30,                June 30,
                                                                             ----------------------  ----------------------
                                                                                2008        2007        2008        2007
                                                                             ----------  ----------  ----------  ----------
Contract revenue                                                            $    1,006  $    2,219  $    3,287  $    4,121
Product revenue                                                                    616         443         905         776
                                                                             ----------  ----------  ----------  ----------
    Total revenue                                                                1,622       2,662       4,192       4,897
                                                                             ----------  ----------  ----------  ----------
Cost of contract revenue                                                           374       1,217       1,136       2,227
Cost of product revenue                                                            529         446         868         730
                                                                             ----------  ----------  ----------  ----------
    Total cost of revenue                                                          903       1,663       2,004       2,957
                                                                             ----------  ----------  ----------  ----------
Gross margin                                                                       719         999       2,188       1,940
                                                                             ----------  ----------  ----------  ----------

Research and development expense                                                 5,881       3,208      10,307       6,553
Sales, marketing, general and administrative expense                             4,103       4,087       8,238       7,637
                                                                             ----------  ----------  ----------  ----------
    Total operating expenses                                                     9,984       7,295      18,545      14,190
                                                                             ----------  ----------  ----------  ----------
Loss from operations                                                            (9,265)     (6,296)    (16,357)    (12,250)
Interest income                                                                    279         152         691         334
Interest expense                                                                   (12)        (17)        (25)       (485)
Gain (loss) on derivative instruments, net                                        (254)     (1,940)      1,419      (2,592)
Other expense                                                                      (14)        (17)        (32)        (17)
                                                                             ----------  ----------  ----------  ----------
Net loss before Lumera transactions                                             (9,266)     (8,118)    (14,304)    (15,010)

Gain on sale of investment in Lumera                                                --       5,963          --       5,963
                                                                             ----------  ----------  ----------  ----------
Net loss                                                                    $   (9,266) $   (2,155) $  (14,304) $   (9,047)
                                                                             ==========  ==========  ==========  ==========

Net loss per share - basic and diluted                                      $    (0.16) $    (0.05) $    (0.25) $    (0.21)
                                                                             ==========  ==========  ==========  ==========

Weighted-average shares outstanding - basic and diluted                         56,782      43,572      56,756      43,336
                                                                             ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Comprehensive Loss
(In thousands)
(Unaudited)

                                                                               Three Months Ended       Six Months Ended
                                                                                   June 30,                June 30,
                                                                             ----------------------  ----------------------
                                                                                2008        2007        2008        2007
                                                                             ----------  ----------  ----------  ----------
Net loss                                                                    $   (9,266) $   (2,155) $  (14,304) $   (9,047)
                                                                             ----------  ----------  ----------  ----------
Other comprehensive gain (loss)
Unrealized gain (loss) on investment securities, available-for-sale                (77)         47         (39)     (1,878)
Less: reclassification adjustment for gains realized in net income                  --      (5,963)         --      (5,963)
                                                                             ----------  ----------  ----------  ----------
Net unrealized loss                                                                (77)     (5,916)        (39)     (7,841)
                                                                             ----------  ----------  ----------  ----------
Comprehensive loss                                                          $   (9,343) $   (8,071) $  (14,343) $  (16,888)
                                                                             ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

                                                                                            Six Months Ended
                                                                                               June 30,
                                                                                        ----------------------
                                                                                           2008        2007
                                                                                        ----------  ----------
Cash flows from operating activities
    Net loss                                                                           $  (14,304) $   (9,047)
    Adjustments to reconcile net loss to net cash used in operations:
        Depreciation                                                                          481         433
        Non-cash stock-based compensation expense                                           1,604         734
        Non-cash interest expense                                                              --         371
        Loss (gain) on derivative instruments                                              (1,419)      2,592
        Allowance for receivables from related parties                                         --          23
        Gain on sale of investment in Lumera                                                   --      (5,963)
        Net accretion of discount on short-term investments                                   (92)         --
        Non-cash deferred rent                                                               (137)       (139)
        Change in:
            Accounts receivable, net                                                        1,582         (87)
            Costs and estimated earnings in excess of billings on uncompleted contracts       277        (129)
            Inventory                                                                        (645)        157
            Other current assets                                                              (81)        228
            Other assets                                                                       (2)        (11)
            Accounts payable                                                                 (276)       (128)
            Accrued liabilities                                                              (999)       (663)
            Billings in excess of costs and estimated earnings on uncompleted contracts      (879)         96
                                                                                        ----------  ----------
            Net cash used in operating activities                                         (14,890)    (11,533)
                                                                                        ----------  ----------
Cash flows from investing activities
    Sales of investment securities                                                         12,800          --
    Purchases of investment securities                                                       (986)         --
    Purchases of restricted investment securities                                            (350)         --
    Collections of receivables from related parties                                            --         227
    Sale of long-term investment - Lumera                                                      --       7,756
    Purchases of property and equipment                                                      (215)       (520)
                                                                                        ----------  ----------
            Net cash provided by investing activities                                      11,249       7,463
                                                                                        ----------  ----------
Cash flows from financing activities
    Principal payments under capital leases                                                   (18)        (24)
    Principal payments under long-term debt                                                   (32)        (28)
    Payments on notes payable                                                                  --      (1,400)
    Net proceeds from issuance of common stock and warrants                                   331       7,146
                                                                                        ----------  ----------
            Net cash provided by financing activities                                         281       5,694
                                                                                        ----------  ----------
Net increase (decrease) in cash and cash equivalents                                       (3,360)      1,624
Cash and cash equivalents at beginning of period                                           13,399      14,552
                                                                                        ----------  ----------
Cash and cash equivalents at end of period                                             $   10,039  $   16,176
                                                                                        ==========  ==========
Supplemental disclosure of cash flow information
    Cash paid for interest                                                             $       25  $       63
                                                                                        ==========  ==========
Supplemental schedule of non-cash investing and financing activities
    Other non-cash additions to property and equipment                                 $       24  $      175
                                                                                        ==========  ==========

    Issuance of common stock for payment of principal and interest
      on senior secured exchangeable convertible notes                                 $       --  $    1,388
                                                                                        ==========  ==========

The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

1. MANAGEMENT'S STATEMENT AND PRINCIPLES OF CONSOLIDATION

Management's Statement

The Consolidated Balance Sheet as of June 30, 2008, the Consolidated Statements of Operations, Comprehensive Loss and Cash Flows for the three and six months ended June 30, 2008 and 2007 have been prepared by Microvision, Inc. (the "Company" or "Microvision") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at June 30, 2008 and the results of operations, comprehensive loss and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the SEC. You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

At June 30, 2008, Microvision had $20.7 million in cash, cash equivalents and investment securities, available-for-sale. In July 2008, the Company raised approximately $26.0 million, before issuance costs of approximately $1.8 million, from the sale of 11,172,000 shares of common stock and warrants to purchase 6,703,000 shares of its common stock. Based on its current operating plan and including the net proceeds from the Company's July financing, the Company believes that it has sufficient cash to fund operations until late 2009. Microvision will require additional cash to fund its operating plan past that time. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to Microvision on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, Microvision will be required to limit its operations substantially. This limitation of operations may include reductions in staff, operating costs and capital expenditures.

2. NET LOSS PER SHARE

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding. Potentially dilutive common stock equivalents primarily consist of warrants and employee stock options. Diluted net loss per share for the three and six months ended June 30, 2008 and 2007 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including convertible debt, convertible preferred stock, options and warrants is anti-dilutive. The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

                                                                              Three Months Ended           Six Months Ended
                                                                                  June 30,                   June 30,
                                                                          --------------------------  --------------------------
                                                                              2008          2007          2008          2007
                                                                          ------------  ------------  ------------  ------------
Numerator:
Net loss available for common shareholders - basic and diluted           $     (9,266) $     (2,155) $    (14,304) $     (9,047)
                                                                          ============  ============  ============  ============

Denominator:
Weighted-average common shares outstanding - basic and diluted                 56,782        43,572        56,756        43,336
                                                                          ============  ============  ============  ============

Net loss per share - basic and diluted                                   $      (0.16) $      (0.05) $      (0.25) $      (0.21)
                                                                          ============  ============  ============  ============

On June 30, 2008 and 2007, the Company excluded the following convertible securities from diluted net loss per share as the effect of including them would have been anti-dilutive: publicly traded warrants convertible into 0 and 10,636,000 shares of common stock, options and private warrants convertible into a total of 10,992,000 and 10,089,000 shares of common stock and 125,000 and 0 shares of nonvested equity shares, respectively.

3. INVESTMENT SECURITIES, AVAILABLE-FOR-SALE AND FAIR VALUE MEASUREMENTS

The Company accounts for investment securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). FAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for investments in debt securities. The Company's investment securities are comprised of commercial paper, U.S. government and commercial debt securities and auction-rate securities. The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in other comprehensive loss. Dividend and interest income are recognized when earned. Realized gains and losses are presented separately on the income statement. The cost of securities sold is based on the specific identification method.

At June 30, 2008, $3.0 million of the Company's marketable securities portfolio was invested in AAA rated investments in municipal student loan auction-rate debt securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (generally every seven, twenty- eight, or thirty-five days), based on market demand at the time of the reset auction. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a "Dutch Auction". If there are insufficient clearing bids for the auction-rate securities held by the Company at the time of an auction, the auction may not be completed and the rate is reset to a "maximum rate" according to the provisions of the security. Following such a failed auction, the Company would not be able to sell the auction-rate security through the auction process until a future successful auction.

Given the current negative liquidity conditions in the global credit markets, auctions of the Company's auction-rate securities have failed resulting in these securities being temporarily illiquid through the normal auction process. At the time of its initial investment and through the date of filing this report, all of the Company's auction-rate securities remain AAA rated, collateralized by the Federal Family Education Loan Program ("FFELP") and other federal and state student loan guarantee programs, and there have been no declines in the credit ratings of the issuers or material changes in loan collection rates. AMBAC is the insurer on 50% of the auction-rate securities that the Company holds. As of June 30, 2008, AMBAC continued to be rated AAA by Moody's and Standard and Poor's and AA by Fitch Ratings. In addition, all of the auction- rate securities that the Company has sold through June 30, 2008, totaling $5.8 million of which $1.3 million was sold during the quarter-ended June 30, 2008, have been sold at par value. Based on the Company's ability to access its cash and cash equivalents and its other liquid investments, it does not expect to be required to sell these securities at a loss. Based on this information, the Company concluded that the fair value of its auction-rate securities did not materially differ from par as of June 30, 2008.

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

FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FAS 157 also establishes a three level fair value inputs hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It must also utilize market data and assumptions it believes market participants would use in measuring the fair value of the asset or liability, including assumptions about risks, the risks inherent in the inputs and the valuation techniques. The hierarchy is shown below:

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

The Company utilizes valuations reported by outside valuation services for its debt securities. The valuations are reviewed for reasonableness before being accepted for financial reporting. The Company has reviewed the inputs and methodologies used by the services as a basis for its accounting and disclosures in accordance with FAS 157.

Prior to the quarter ended June 30, 2008, the market approach was used to measure fair values of debt and equity securities and the income approach for derivatives. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present amount. Due to continuing low liquidity and variability of valuations and inputs in the market for auction-rate securities during the quarter ended June 30, 2008, the Company decided the market did not have sufficient market participant activity to continue using the market approach to value its auction-rate securities. The Company, therefore, changed from the market approach to the income approach to estimate values for its auction-rate securities.

The principal markets for the debt securities are dealer markets which have a relatively high level of price transparency. The principal market for Lumera common stock is NASDAQ. The market participants for debt securities are typically large money center banks and regional banks, brokers, dealers, pension funds, and companies with debt investment portfolios.

Assets and liabilities measured at fair value on a recurring basis in accordance with FAS 157 are summarized below:

                                                 Level 1       Level 2       Level 3        Total
                                               ------------  ------------  ------------  ------------
Assets
    Corporate debt and equity securities      $     36,000  $  3,093,000  $         --  $  3,129,000
    U.S. government and agency securities        4,521,000            --            --     4,521,000
    Auction-rate securities                             --     3,000,000            --     3,000,000
    Warrants in Lumera                                  --        14,000            --        14,000
                                               ------------  ------------  ------------  ------------
                                              $  4,557,000  $  6,107,000  $         --  $ 10,664,000
                                               ============  ============  ============  ============
Liabilities
    Liability associated with
        common stock warrants                               $  1,122,000                $  1,122,000
                                                             ============                ============

The Company's investments and liability associated with common stock warrants are classified within level 1 or level 2 of the fair value hierarchy because they are valued using actual transactions, quoted market prices, broker or dealer quotations, alternative pricing sources, published forward yield curves or other inputs with sufficient levels of observability to market participants. The types of instruments valued based on quoted market prices in active markets include U.S. government and agency securities and equity investments. Such instruments are classified within level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include investment- grade corporate bonds, auction-rate securities, Lumera warrants, and liability associated with common stock warrants. Such instruments are classified within level 2 of the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company's investments, warrants in Lumera, and liability associated with common stock warrants are summarized below as of June 30, 2008 and December 31, 2007:

                                                                                             Classification on Balance Sheet
                                                                                           ------------------------------------
                                                                                                                     Liability
                                                                                                                     Associated
                                                                                             Investment                 With
                                              Cost/       Gross       Gross                  Securities,    Other      Common
                                            Amortized   Unrealized  Unrealized   Estimated   Available-    Current     Stock
                                              Cost        Gains       Losses    Fair Value    For-Sale     Assets     Warrants
                                           -----------  ----------  ----------  -----------  -----------  ---------  ----------
As of June 30, 2008:
  Assets
    Corporate debt and equity securities    3,140,000          --     (11,000)   3,129,000    3,129,000         --          --
    U.S. government and agency securities   4,498,000      23,000          --    4,521,000    4,521,000         --          --
    Auction-rate securities                 3,000,000          --          --    3,000,000    3,000,000         --          --
    Warrants in Lumera                             --          --          --       14,000           --     14,000          --
                                           -----------  ----------  ----------  -----------  -----------  ---------  ----------
                                          $10,638,000  $   23,000  $  (11,000) $10,664,000  $10,650,000  $  14,000  $       --
                                           ===========  ==========  ==========  ===========  ===========  =========  ==========
  Liabilities
    Liability associated with
       common stock warrants                                                   $ 1,122,000                          $1,122,000
                                                                                ===========                          ==========

                                                                                             Classification on Balance Sheet
                                                                                           ------------------------------------
                                                                                                                     Liability
                                                                                                                     Associated
                                                                                             Investment                 With
                                              Cost/       Gross       Gross                  Securities,    Other      Common
                                            Amortized   Unrealized  Unrealized   Estimated   Available-    Current     Stock
                                              Cost        Gains       Losses    Fair Value    For-Sale     Assets     Warrants
                                           -----------  ----------  ----------  -----------  -----------  ---------  ----------
As of December 31, 2007:
  Assets
    Corporate debt and equity securities    9,074,000      54,000      (5,000)   9,123,000    9,123,000         --          --
    U.S. government and agency securities   4,486,000       3,000      (1,000)   4,488,000    4,488,000         --          --
    Auction-rate securities                 8,800,000          --          --    8,800,000    8,800,000         --          --
    Warrants in Lumera                             --          --          --      130,000           --    130,000          --
                                           -----------  ----------  ----------  -----------  -----------  ---------  ----------
                                          $22,360,000  $   57,000  $   (6,000) $22,541,000  $22,411,000  $ 130,000  $       --
                                           ===========  ==========  ==========  ===========  ===========  =========  ==========
  Liabilities
    Liability associated with
        common stock warrants                                                  $ 2,657,000                          $2,657,000
                                                                                ===========                          ==========

Unrealized gains or losses on investments available-for sale are recorded in accumulated other comprehensive loss (income) at each measurement date. Changes in the fair values of the warrants in Lumera and the liability associated with common stock warrants are realized in the period of remeasurement and recorded in Gain (loss) on derivative instruments, net in the Consolidated Statement of Operations.

As of June 30, 2008, the unrealized losses on our investments in debt securities were due primarily to changes in interest rates and credit markets. The unrealized and realized gains and losses associated investments in Lumera were primarily due to its stock price changes.

The realized gains and losses associated with the liability associated with common stock warrants were primarily due to changes in the Microvision stock price and decreasing terms to expiration.

4. INVENTORY

Inventory at June 30, 2008 and December 31, 2007 consisted of the following:

                                                                            June 30,     December 31,
                                                                              2008          2007
                                                                          ------------  ------------
Raw materials                                                            $    426,000  $    122,000
Work-in-process                                                                    --        10,000
Finished goods                                                                980,000       629,000
                                                                          ------------  ------------
                                                                         $  1,406,000  $    761,000
                                                                          ============  ============

The inventory at June 30, 2008 and December 31, 2007 consisted of raw materials, work-in-process, and finished goods for ROV and Flic, the Company's hand-held bar code scanners. Inventory is stated at the lower of cost or market, with cost determined on a weighted-average basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, Microvision reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through normal production during the next twelve months.

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

                                                                             Three Months Ended            Six Months Ended
                                                                                 June 30,                    June 30,
                                                                          --------------------------  --------------------------
                                                                              2008          2007          2008          2007
                                                                          ------------  ------------  ------------  ------------
Cost of contract revenue                                                 $     14,000  $     39,000  $     64,000  $     62,000
Cost of product revenue                                                         1,000            --        12,000         8,000
Research and development expense                                              165,000        67,000       447,000       148,000
Sales, marketing, general and administrative expense                          356,000       300,000     1,081,000       478,000
                                                                          ------------  ------------  ------------  ------------
Share-based employee compensation cost charged against income            $    536,000  $    406,000  $  1,604,000  $    696,000
                                                                          ============  ============  ============  ============

Options Activity and Positions

The following table summarizes shares, weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2008:

                                                                  Weighted
                                                                  Average
                                                      Weighted   Remaining
                                                       Average  Contractual   Aggregate
                                                      Exercise      Term      Intrinsic
Options                                  Shares         Price     (years)       Value
---------------------------------------- -----------  --------- ------------  ----------
Outstanding as of June 30, 2008           7,310,000  $    3.95          7.4  $1,156,000

Exercisable as of June 30, 2008           3,429,000  $    4.93          5.9  $  359,000

As of June 30, 2008, the Company's unamortized share-based compensation was $5,755,000. The Company plans to amortize this share-based compensation cost over the next 2.8 years.

As of June 30, 2008, the Company's unamortized nonvested equity share-based compensation was $217,000. The Company plans to amortize this nonvested equity share-based compensation cost over the next 2.7 years.

6. LONG-TERM NOTES

Tenant Improvement Loan Agreement

In February 2006, the Company entered into a loan agreement with the lessor of the Company's corporate headquarters to finance $536,000 in tenant improvements. The loan carries a fixed interest rate of 9% per annum, is repayable over the initial term of the lease, which expires in 2013, and is secured by a letter of credit. The balance of the loan, including interest added to principal, was $426,000 at June 30, 2008.

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

In January 2006, two senior officers with outstanding loans from the Company left the Company. Because the lines of credit were not fully secured and collection was uncertain, the Company increased the allowance by $1,031,000 in December 2005. In 2006, the Company increased the allowance by $542,000. In accordance with the terms, the loans were due in January 2007. Neither of the officers has repaid their loans. One of the officers pledged 50,000 shares of Lumera common stock as collateral for the loans. In May 2007, the Company foreclosed on the collateral and sold the shares for net proceeds of $227,000. The Company is pursuing collection of the remaining outstanding balances. A third executive with outstanding loans from the Company left the Company in August 2007 and his loans will be due in August 2008. As a result of a review of the financial position of the former executives and the potential difficulty in collecting loans from former employees, the Company recorded additional allowances for doubtful accounts for the receivables from senior officers of $23,000 during 2007. As of June 30, 2008 and December 31, 2007, the total amount outstanding under the lines of credit was $2,496,000 and was fully reserved.

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

Changes in the fair value of the warrants are recorded in the statement of operations each period. At June 30, 2008, the warrant was revalued using the Black-Scholes option-pricing model with the following assumptions; expected volatility of 107%; expected dividend yield of 0%; risk free interest rate of 2.8%; and contractual life of 2.7 years. The fair value of the warrant decreased to $14,000 from $130,000 at December 31, 2007 and the changes in value for the three and six months ended June 30, 2008 of $52,000 and $116,000, respectively, were recorded as non-operating losses and are included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

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

The Company is subject to other various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently party to any such other legal proceedings that management believes would have a material adverse effect on the Company's financial position, results of operations or cash flows.

10. NEW ACCOUNTING PRONOUNCEMENTS

In February 2008, the FASB released a FASB Staff Position, FSP FAS 157-2- Effective Date of FASB Statement No. 157, which delays the effective date of FAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently assessing the financial impact of FSP FAS 157-2 on its financial statements.

In June 2007, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 discusses how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the participants, how an entity should characterize payments made between participants and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently assessing the financial impact of EITF 07-1 on its financial statements.

11. SUBSEQUENT EVENT

In July 2008, the Company raised approximately $26.0 million, before issuance costs of approximately $1.8 million, from the sale of 11,172,000 shares of common stock and warrants to purchase 6,703,000 shares of its common stock. The warrants have an exercise price of $3.60 per share, a five year term, and are not exercisable for one year from the date of issuance. The Company can call the warrants after one year from the date of issuance if the average closing bid price of its stock is over $7.20 (200% of exercise price) for any 20 consecutive trading days.

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

Overview

We are developing compact, low power, high-resolution displays and imaging systems based on silicon micro-mirror technology. Our technology has potential applications for a broad range of consumer, automotive, medical, industrial, and military products. Our proprietary technology platform combines bi-axial Micro- Electrical Mechanical system ("MEMS") light scanning technologies, lasers, optics, electronics, with our system controls expertise to produce compact display or imaging solutions that we anticipate will lead to introduction of new applications and products in the consumer and automotive markets. Historically, we have entered into development agreements with commercial and U.S. government customers to develop advanced prototype and demonstration units based on our light scanning technologies.

In 2006, we announced our new strategy to design, develop and supply a proprietary display engine called PicoP™ and we changed the company's business model and go-to-market strategy and principally rely on original equipment manufacturers (OEMs) to commercialize products based on the PicoP engine. The PicoP display engine is an ultra-miniature video projector capable of producing large, color rich, high resolution images, but it is also small and low power enough to be embedded directly into mobile devices, such as cell phones. PicoP-based miniature projection engines are being marketed to OEMs to be embedded into a variety of consumer products. The primary goal for consumer display applications is to provide mobile device users with a large screen, high resolution viewing experience from their mobile devices.

We are currently developing a small accessory projector that would be the first commercial product based on our PicoP display engine. The accessory projector is expected to display images from a variety of video sources including cell phones, portable media players (PMPs), PDAs, gaming consoles, laptop computers, digital cameras, and other consumer electronics products. It would allow users to watch movies, play videos, and display photos and other data onto a variety of flat or curved surfaces. We expect that the accessory product will be commercially available during the first half of 2009.

The PicoP display engine, with some modification, could be embedded into a vehicle to create a heads up display (HUD) that could project point-by-point navigation, critical operational, safety and other information important to the vehicle operator. In working with Tier 1 suppliers, we have produced prototypes that demonstrate the PicoP's ability to project onto the windscreen of an automobile a high-resolution image readable during day or night.

We believe that the PicoP display engine could also be modified to be embedded into a pair of glasses to provide a mobile user with a see-through or occluded personal display to view movies, play games or access other content. We are working with the US Air Force to further develop the optical design and integration of the PicoP display engine for military applications such as helmet mounted displays and full color see-through eyewear.

Results of Operations

Contract revenue.

                                                  % of                  % of
                                                contract              contract
                                       2008      revenue     2007      revenue   $ change  % change
(in thousands)                       ---------  ---------  ---------  ---------  --------- ---------
Three months ended June 30
Government revenue                  $     661       65.7  $   1,370       61.7  $    (709)    (51.8)
Commercial revenue                        345       34.3        849       38.3       (504)    (59.4)
                                     ---------             ---------             ---------
Total contract revenue              $   1,006             $   2,219             $  (1,213)    (54.7)
                                     =========             =========             =========

Six months ended June 30
Government revenue                  $   1,569       47.7  $   2,979       72.3  $  (1,410)    (47.3)
Commercial revenue                      1,718       52.3      1,142       27.7        576      50.4
                                     ---------             ---------             ---------
Total contract revenue              $   3,287             $   4,121             $    (834)    (20.2)
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

Our contract revenue in a particular period is dependent upon when we enter into a contract, the value of the contracts we have entered into, and the availability of technical resources to perform work on the contracts. Contract revenue was lower during the three and six months ended June 30, 2008 than the same periods in 2007, due to the lower beginning contract backlog.

As long as most of our revenue is earned from performance on development contracts, we believe there may be a high degree of variability in revenue from quarter to quarter.

Our backlog of development contracts at June 30, 2008 was $526,000 compared to $7.4 million at June 30, 2007, all of which is scheduled for completion during the next twelve months. The decrease in backlog from 2007 is primarily attributed to completion of government and commercial development contracts in 2007 and early 2008.

Product revenue.

                                                  % of                  % of
                                                 product               product
                                       2008      revenue     2007      revenue   $ change  % change
(in thousands)                       ---------  ---------  ---------  ---------  --------- ---------
Three months ended June 30
Bar code revenue                    $     616      100.0  $     443      100.0  $     173      39.1
Nomad revenue                              --         --         --         --         --        n/a
                                     ---------             ---------             ---------
Total product revenue               $     616             $     443             $     173      39.1
                                     =========             =========             =========

Six months ended June 30
Bar code revenue                    $     905      100.0  $     726       93.6  $     179      24.7
Nomad revenue                              --         --         50        6.4        (50)   (100.0)
                                     ---------             ---------             ---------
Total product revenue               $     905             $     776             $     129      16.6
                                     =========             =========             =========

Our quarterly product revenue may vary substantially due to the timing of product orders from customers, production constraints and raw material availability. The increase in bar code revenue for the three and six months ended June 30, 2008 compared to the same periods in 2007 was due to the increased sales activity surrounding the ROV product line.

The backlog of product orders at June 30, 2008 was approximately $153,000, compared to $292,000 at June 30, 2007, all of which is scheduled for delivery during the next twelve months.

Cost of contract revenue.

                                                  % of                  % of
                                                contract              contract
                                       2008      revenue     2007      revenue   $ change  % change
(in thousands)                       ---------  ---------  ---------  ---------  --------- ---------
Three months ended June 30          $     374       37.2  $   1,217       54.8  $    (843)    (69.3)
Six months ended June 30                1,136       34.6      2,227       54.0     (1,091)    (49.0)

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

The cost of contract revenue as a percentage of revenue was lower during the three and six months ended June 30, 2008 than June 30, 2007 as a result of negotiating better terms on contracts entered into in late 2007. We target a gross margin for each contract of at least 40%; however, the gross margin can vary based on the technical challenges encountered in completing the contract.

The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract cost mix and the levels of direct and indirect costs incurred. However, over longer periods of time we expect modest fluctuations in the cost of contract revenue, as a percentage of contract revenue.

Cost of product revenue.

                                                  % of                  % of
                                                 product               product
                                       2008      revenue     2007      revenue   $ change  % change
(in thousands)                       ---------  ---------  ---------  ---------  --------- ---------
Three months ended June 30          $     529       85.9  $     446      100.7  $      83      18.6
Six months ended June 30                  868       95.9        730       94.1        138      18.9

Cost of product revenue includes both the direct and allocated indirect costs of manufacturing products sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of these products. Indirect costs include labor and other costs associated with operating our manufacturing capabilities and capacity.

Our overhead, which includes the costs of procuring, inspecting and storing material, facility and depreciation costs, is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the proportion of direct material purchased for the respective activity. During the three months ending June 30, 2008 and 2007, we expensed approximately $72,000 and $57,000, respectively, of manufacturing overhead associated with production capacity in excess of production requirements.

We expect that cost of product revenue on an absolute dollar basis will increase in the future. This increase will likely result from expected sales of commercial products. The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix, the level of overhead expense and the volume of direct materials purchased.

Research and development expense.

                                       2008       2007     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended June 30          $   5,881  $   3,208  $   2,673       83.3
Six months ended June 30               10,307      6,553      3,754       57.3

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

In addition, we allocate our research and development resources based on the business opportunity of the available projects, the skill mix of the resources available and the contractual commitments we have made to customers. Because contract revenue was lower for the three and six months ended June 30, 2008 compared to the same periods in 2007, we directed more of our research and development work to internally funded projects compared to the same period last year.

We believe that a substantial level of continuing research and development expense will be required to develop additional commercial products using the scanned beam display technology. Accordingly, we anticipate our level of research and development spending will continue to be substantial.

Sales, marketing, general and administrative expense.

                                       2008       2007     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended June 30          $   4,103  $   4,087  $      16        0.4
Six months ended June 30                8,238      7,637        601        7.9

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense for the three and six months ended June 30, 2008 compared to the same period in 2007 was the result of increased payroll costs and marketing costs associated with our commercial products.

Interest income.

                                       2008       2007     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended June 30          $     279  $     152  $     127       83.6
Six months ended June 30                  691        334        357      106.9

The increase in interest income for the three and six months ended June 30, 2008 compared to the same period in 2007 resulted primarily from higher average cash and investment securities balances.

Interest expense.

                                       2008       2007     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended June 30          $      12  $      17  $      (5)     (29.4)
Six months ended June 30                   25        485       (460)     (94.8)

In March and December 2005, we issued convertible notes (the "Notes") with an aggregate principal amount of $20 million. The last payment on the Notes was made in March 2007, resulting in a decrease in interest expense for the six months ended June 30, 2008 compared to the same period in 2007.

Gain (loss) on derivative instruments, net.

                                       2008       2007     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended June 30          $    (254) $  (1,940) $   1,686      (86.9)
Six months ended June 30                1,419     (2,592)     4,011     (154.7)

We issued warrants to purchase 2,302,000 shares of common stock in connection with the issuance of the Notes. The warrants met the definition of derivative instruments that must be accounted for as liabilities under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because we cannot engage in certain corporate transactions affecting the common stock unless we make a cash payment to the holders of the warrants. We record changes in the fair values of the warrants in the statement of operations each period. We valued the warrants at June 30, 2008 using the Black-Scholes option-pricing model with the following assumptions: expected volatilities ranging from 65% to 68%; expected dividend yields of 0%; risk free interest rates ranging from 1.3% to 2.8%; and contractual lives ranging from 0.1 years to 2.4 years. The change in value of the warrants of $202,000 for the three months ended June 30, 2008 was recorded as a non-operating loss and is included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations. The change in value of the warrants of $1,535,000 for the six months ended June 30, 2008 was recorded as a non-operating gain and is included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations. We valued the warrants at June 30, 2007 using the Black- Scholes option-pricing model with the following assumptions: expected volatilities of 68%; expected dividend yields of 0%; risk free interest rates of 4.9%; and contractual lives ranging from 1.1 years to 3.4 years. The changes in value of the warrants of $1,860,000 and $2,420,000 for the three and six months ended June 30, 2007, respectively, were recorded as non-operating losses and are included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

In January 2006, we acquired warrants to purchase 170,500 shares of Lumera common stock. The warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.55%; and contractual life of 5.1 years. Changes in the fair value of the warrants are recorded in the statement of operations each period. As of June 30, 2008, the warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatilities of 107%; expected dividend yields of 0%; risk free interest rates of 2.83%; and contractual lives of 2.7 years. As of June 30, 2008, the fair value of the warrants decreased to $14,000 from $130,000 at December 31, 2007 and the changes in value of $52,000 and $116,000 for the three and six months ended June 30, 2008, respectively, were recorded as non- operating losses and are included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations. As of June 30, 2007, the warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 83%; expected dividend yields of 0%; risk free interest rates of 4.9%; and contractual lives of 3.7 years. The changes in value of $80,000 and $240,000 for the three and six months ended June 30, 2007, respectively, were recorded as non-operating losses and are included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of equity and debt securities and, to a lesser extent, from development contract revenues and product sales. At June 30, 2008, we had $20.7 million in cash, cash equivalents and investment securities, available-for-sale. In July 2008, we raised approximately $26.0 million, before issuance costs of approximately $1.8 million, from the sale of 11.2 million shares of common stock and warrants to purchase 6.7 million shares of our common stock. The warrants have an exercise price of $3.60 per share, a five year term, and are not exercisable for one year from the date of issuance. We can call the warrants after one year from the date of issuance if the average closing bid price of our stock is over $7.20 (200% of exercise price) for any 20 consecutive trading days. Based on our current operating plan and including the net proceeds from our July financing, we believe we have sufficient cash to fund operations until late 2009. We will require additional cash to fund our operating plan past that time. There can be no assurance that additional financing will be available to us or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we will be required to limit our operations substantially. This limitation of operations may include reductions in staff, operating costs and capital expenditures.

Cash used in operating activities totaled $14.9 million during the six months ended June 30, 2008, compared to $11.5 million during the same period in 2007. In both periods, cash used in operating activities for both periods resulted primarily from the loss from operations.

We had the following material gains and charges, and changes in assets during the six months ended June 30, 2008:

  "Non-cash stock-based compensation expense" We granted fully vested options to purchase 339,000 shares of common stock under the 2006 Incentive Plan, which resulted in $431,000 of non-cash compensation expense during six months ended June 30, 2008.
  "Loss (gain) on derivative instruments" In connection with the issuance of the Notes, we issued warrants to purchase 2,302,000 shares of common stock. Due to changes in the stock price and remaining life of the warrants, we recognized a $1.5 million non-operating gain during the six months ended June 30, 2008.
  "Accounts receivable" During the six months ended June 30, 2008, we received payments totaling $1.0 million from two commercial customers for work that was performed in 2007.
  "Accruals" During the six months ended June 30, 2008, we made payments totaling $1.0 million for employee bonuses earned in 2007.

Cash provided by investing activities totaled $11.2 million during the six months ended June 30, 2008, compared to $7.5 million during the same period of 2007. During the six months ended June, 2008, we had net sales of investment securities totaling $11.8 million. In addition, we used cash of $215,000 for capital expenditures during the six months ended June 30, 2008, compared to $520,000 during the same period in 2007.

Cash provided by financing activities totaled $281,000 during the six months ended June 30, 2008, compared to $5.7 million during the same period in 2007. The last scheduled payment on our December Notes of $1.4 million was made in March of 2007. In addition, in June 2007, we exercised our right to call our publicly traded warrants. Our June 30, 2007 cash balance included $6.0 million in gross proceeds from the exercise of 2,264,000 warrants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Of our total cash equivalents and investment securities available-for-sale balance, 40% have variable interest rates and, as such, the fair values of the principal of these instruments are not affected by changes in market interest rates. The remaining 60% of our cash equivalents and investment securities available-for-sale balance are at fixed interest rates and, as such, the fair values of these instruments are affected by changes in market interest rates. Due to the generally short-term maturities of these investment securities, we believe that the market risk arising from our holdings of these financial instruments is not material.

Our investment policy restricts investments to ensure principal preservation and liquidity. The investment securities portfolio is comprised of short-term highly rated commercial paper, U.S. government agency notes and auction-rate securities.

At June 30, 2008, $3.0 million of our marketable securities portfolio was invested in AAA rated investments in municipal student loan auction-rate debt securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (generally every seven, twenty-eight or thirty-five days), based on market demand at the time of the reset auction. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a "Dutch Auction". If there are insufficient clearing bids for the auction-rate securities held by us at the time of an auction, the auction may not be completed and the rate is reset to a "maximum rate" according to the provisions of the security. Following such a failed auction, we would not be able to sell the auction-rate security through the auction process until a future successful auction.

At the time of our initial investment and through the date of the filing of this report, all of our auction-rate securities remain AAA rated, collateralized by the Federal Family Education Loan Program ("FFELP") and other federal and state student loan guarantee programs, and there have been no declines in the credit ratings of the issuers or material changes in loan collection rates. Our $3.0 million of auction-rate securities have been subject to failed auctions in 2008 as a result of the current negative liquidity conditions in the global credit markets. The failed auctions have rendered these securities temporarily illiquid through the normal auction process. AMBAC is the insurer on 50% of the auction-rate securities that we hold. As of June 30, 2008, AMBAC continued to be rated AAA by Moody's and Standard and Poor's and AA by Fitch Ratings. In addition, all of the auction-rate securities that we have sold through June 30, 2008, totaling $5.8 million of which $1.3 million was sold during the quarter ended June 30, 2008, have been sold at par value. Based on our ability to access our cash and cash equivalents and our other liquid investments, we do not expect to be required to sell these securities at a loss.

The values of cash equivalents and investment securities, available-for-sale, by maturity date as of June 30, 2008, are as follows (in thousands):

                                      Amount      Percent
                                     ---------  ---------
Cash                                     $674       3.26%
Less than one year                    $13,508      65.29%
One to two years                       $3,507      16.95%
Greater than five years                 3,000      14.50%
                                     ---------  ---------
                                       20,689     100.00%
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

  As of June 30, 2008, we had an accumulated deficit of $273.7 million.
  We incurred consolidated net losses of $215.6 million from inception through 2005, $24.0 million in 2006, $19.8 million in 2007, and consolidated net loss of $14.3 million in the six months ended June 30, 2008.

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

Based on our current operating plan and including the net proceeds of our July financing, we believe we have sufficient cash to fund operations until late 2009. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through the issuance of equity or debt securities. We will require additional capital in the future to fund our operations, including to:

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

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity for our common stock. If our common stock were not listed on the Capital Market or an exchange, trading of our common stock would be conducted in the over-the- counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market- making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. At some point during all four quarters of 2006 and 2007 and the first two quarters of 2008, the market price of our stock traded below $5.00 per share. On July 31, 2008, the closing price of our stock was $2.51.

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

During the first six months of 2008 and the full year of 2007, 37% and 61%, respectively, of our revenue was derived from performance on a limited number of development contracts with the U.S. government. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues. Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors continuously engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. Our contracts with the government are subject to immediate termination by the government for convenience at any time. The government may choose to use contractors with competing display technologies or it may decide to discontinue any of our programs altogether. In addition, those development contracts that we do obtain require ongoing compliance with applicable government regulations. Termination of our development contracts, a shift in government spending to other programs in which we are not involved, a reduction in government spending generally, or our failure to meet applicable government regulations could have severe consequences for our results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Shareholder's Meeting was held on June 25, 2008. The following proposals were introduced and voted on:

Proposal No. 1 - Election of Directors

Name	Votes For	Votes Withheld
Alexander Tokman	49,456,462	971,500
Richard A. Cowell	49,037,301	1,390,661
Slade Gorton	49,029,574	1,398,388
Mark Onetto	49,362,129	1,065,833
Jeanette Horan	49,297,320	1,130,642
Brian Turner	49,382,433	1,045,529

Proposal No. 2 - Amendment to the 2006 Microvision, Inc. Incentive Plan

For	Against	Abstain
11,845,465	5,922,672	268,105

Proposal No. 3 - Ratification of the Selection of Independent Registered Public Accounting Firm

For	Against	Abstain
49,036,580	986,569	404,812

ITEM 6. Exhibits

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
Date: August 7, 2008	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2008	BY:	/s/ Jeff Wilson
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