Form 10-Q
period 2008-09-30
MICROVISION INC
filed 2008-11-07
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

      As of October 31, 2008, 68,080,000 shares of the Company's common stock, $0.001 par value, were outstanding.

Microvision, Inc.
Consolidated Balance Sheet
(In thousands, except per share data)
(Unaudited)

                                                                                   September 30,   December 31,
                                                                                       2008           2007
                                                                                   -------------  -------------
Assets
Current assets
   Cash and cash equivalents                                                      $      30,991  $      13,399
   Investment securities, available-for-sale                                              6,222         22,411
   Accounts receivable, net of allowances of $73 and $123                                   169          1,885
   Costs and estimated earnings in excess of billings on uncompleted contracts                9            443
   Inventory                                                                              1,806            761
   Other current assets                                                                     996          1,180
                                                                                   -------------  -------------
   Total current assets                                                                  40,193         40,079

Property and equipment, net                                                               3,581          4,047
Restricted investments                                                                    1,475          1,125
Other assets                                                                                 48             47
                                                                                   -------------  -------------
   Total assets                                                                   $      45,297  $      45,298
                                                                                   =============  =============

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                               $       2,409  $       2,146
   Accrued liabilities                                                                    3,442          4,154
   Billings in excess of costs and estimated earnings on uncompleted contracts               71            970
   Liability associated with common stock warrants                                          524          2,657
   Current portion of capital lease obligations                                              41             44
   Current portion of long-term debt                                                         69             65
                                                                                   -------------  -------------
   Total current liabilities                                                              6,556         10,036
Capital lease obligations, net of current portion                                            54             88
Long-term debt, net of current portion                                                      340            393
Deferred rent, net of current portion                                                     1,487          1,720
                                                                                   -------------  -------------
   Total liabilities                                                                      8,437         12,237
                                                                                   -------------  -------------
Commitments and contingencies

Shareholders' equity
   Common stock, par value $.001; 125,000 shares authorized;
      68,044 and 56,730 shares issued and outstanding                                        68             57
   Additional paid-in capital                                                           318,983        292,374
   Accumulated other comprehensive income (loss)                                            (23)            51
   Accumulated deficit                                                                 (282,168)      (259,421)
                                                                                   -------------  -------------
   Total shareholders' equity                                                            36,860         33,061
                                                                                   -------------  -------------
   Total liabilities and shareholders' equity                                     $      45,297  $      45,298
                                                                                   =============  =============

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)

                                                                               Three Months Ended       Nine Months Ended
                                                                                   September 30,           September 30,
                                                                             ----------------------  ----------------------
                                                                                2008        2007        2008        2007
                                                                             ----------  ----------  ----------  ----------
Contract revenue                                                            $      480  $    2,301  $    3,767  $    6,422
Product revenue                                                                    414         298       1,319       1,074
                                                                             ----------  ----------  ----------  ----------
    Total revenue                                                                  894       2,599       5,086       7,496
                                                                             ----------  ----------  ----------  ----------
Cost of contract revenue                                                           253       1,349       1,389       3,576
Cost of product revenue                                                            356         404       1,224       1,134
                                                                             ----------  ----------  ----------  ----------
    Total cost of revenue                                                          609       1,753       2,613       4,710
                                                                             ----------  ----------  ----------  ----------
Gross margin                                                                       285         846       2,473       2,786
                                                                             ----------  ----------  ----------  ----------

Research and development expense                                                 5,804       3,694      16,111      10,247
Sales, marketing, general and administrative expense                             3,456       3,691      11,694      11,328
                                                                             ----------  ----------  ----------  ----------
    Total operating expenses                                                     9,260       7,385      27,805      21,575
                                                                             ----------  ----------  ----------  ----------
Loss from operations                                                            (8,975)     (6,539)    (25,332)    (18,789)
Interest income                                                                    271         526         962         860
Interest expense                                                                   (11)        (14)        (36)       (499)
Impairment of investment securities, available-for-sale                           (300)         --        (300)         --
Gain (loss) on derivative instruments, net                                         585         883       2,004      (1,709)
Other expense                                                                      (13)         (8)        (45)        (25)
                                                                             ----------  ----------  ----------  ----------
Net loss before Lumera transactions                                             (8,443)     (5,152)    (22,747)    (20,162)

Gain on sale of investment in Lumera                                                --         434          --       6,397
                                                                             ----------  ----------  ----------  ----------
Net loss                                                                    $   (8,443) $   (4,718) $  (22,747) $  (13,765)
                                                                             ==========  ==========  ==========  ==========

Net loss per share - basic and diluted                                      $    (0.13) $    (0.08) $    (0.38) $    (0.29)
                                                                             ==========  ==========  ==========  ==========

Weighted-average shares outstanding - basic and diluted                         64,879      56,236      59,483      47,683
                                                                             ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

                                                                               Three Months Ended       Nine Months Ended
                                                                                   September 30,           September 30,
                                                                             ----------------------  ----------------------
                                                                                2008        2007        2008        2007
                                                                             ----------  ----------  ----------  ----------
Net loss                                                                    $   (8,443) $   (4,718) $  (22,747) $  (13,765)
                                                                             ----------  ----------  ----------  ----------
Other comprehensive gain (loss)
Unrealized gain (loss) on investment securities, available-for-sale                (35)        (65)        (74)     (1,943)
Less: reclassification adjustment for gains realized in net income                  --        (434)         --      (6,397)
                                                                             ----------  ----------  ----------  ----------
Net unrealized loss                                                                (35)       (499)        (74)     (8,340)
                                                                             ----------  ----------  ----------  ----------
Comprehensive loss                                                          $   (8,478) $   (5,217) $  (22,821) $  (22,105)
                                                                             ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                        ----------------------
                                                                                           2008        2007
                                                                                        ----------  ----------
Cash flows from operating activities
    Net loss                                                                           $  (22,747) $  (13,765)
    Adjustments to reconcile net loss to net cash used in operations:
        Depreciation                                                                          746         653
        Non-cash stock-based compensation expense                                           2,150       1,327
        Non-cash interest expense                                                              --         371
        Loss(gain) on derivative instruments                                               (2,004)      1,710
        Impairment of long-term investment securities                                         300          --
        Allowance for receivables from related parties                                       (240)         23
        Gain on sale of investment in Lumera                                                   --      (6,397)
        Net accretion of discount on short-term investments                                   (99)         --
        Non-cash deferred rent                                                               (206)       (207)
        Change in:
            Accounts receivable, net                                                        1,716         324
            Costs and estimated earnings in excess of billings on uncompleted contracts       434        (696)
            Inventory                                                                      (1,045)         19
            Other current assets                                                               55         391
            Other assets                                                                       (1)         (8)
            Accounts payable                                                                  298         243
            Accrued liabilities                                                              (754)       (683)
            Billings in excess of costs and estimated earnings on uncompleted contracts      (899)        109
                                                                                        ----------  ----------
            Net cash used in operating activities                                         (22,296)    (16,586)
                                                                                        ----------  ----------
Cash flows from investing activities
    Sales of investment securities                                                         16,900          --
    Purchases of investment securities                                                       (986)    (21,590)
    Sales of restricted investment securities                                                  --       1,000
    Purchases of restricted investment securities                                            (350)     (1,061)
    Collections of receivables from related parties                                           240         227
    Sale of long-term investment - Lumera                                                      --       8,348
    Purchases of property and equipment                                                      (320)       (849)
                                                                                        ----------  ----------
            Net cash provided by (used in) investing activities                            15,484     (13,925)
                                                                                        ----------  ----------
Cash flows from financing activities
    Principal payments under capital leases                                                   (32)        (34)
    Principal payments under long-term debt                                                   (49)        (44)
    Payments on notes payable                                                                  --      (1,400)
    Net proceeds from issuance of common stock and warrants                                24,485      35,921
                                                                                        ----------  ----------
            Net cash provided by financing activities                                      24,404      34,443
                                                                                        ----------  ----------
Net increase in cash and cash equivalents                                                  17,592       3,932
Cash and cash equivalents at beginning of period                                           13,399      14,552
                                                                                        ----------  ----------
Cash and cash equivalents at end of period                                             $   30,991  $   18,484
                                                                                        ==========  ==========
Supplemental disclosure of cash flow information
    Cash paid for interest                                                             $       36  $       77
                                                                                        ==========  ==========
Supplemental schedule of non-cash investing and financing activities
    Other non-cash additions to property and equipment                                 $       11  $       32
                                                                                        ==========  ==========

    Issuance of common stock for payment of principal and interest
      on senior secured exchangeable convertible notes                                 $       --  $    1,388
                                                                                        ==========  ==========

The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

1. MANAGEMENT'S STATEMENT AND PRINCIPLES OF CONSOLIDATION

Management's Statement

The Consolidated Balance Sheet as of September 30, 2008, the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2008 and 2007 and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 have been prepared by Microvision, Inc. (the "Company" or "Microvision") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at September 30, 2008 and the results of operations, comprehensive loss and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the SEC. You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

At September 30, 2008, Microvision had $37.2 million in cash, cash equivalents, and investment securities, available-for-sale. Based on its current operating plan, the Company believes that it has sufficient cash to fund operations until late 2009. Microvision will require additional cash to fund its operating plan past that time. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to Microvision on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, Microvision will be required to limit its operations substantially. This limitation of operations may include reductions in staff, operating costs and capital expenditures.

2. NET LOSS PER SHARE

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding. Potentially dilutive common stock equivalents primarily consist of warrants and employee stock options. Diluted net loss per share for the three and nine months ended September 30, 2008 and 2007 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including convertible debt, convertible preferred stock, options and warrants is anti-dilutive. The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

                                                                              Three Months Ended           Nine Months Ended
                                                                                  September 30,              September 30,
                                                                          --------------------------  --------------------------
                                                                              2008          2007          2008          2007
                                                                          ------------  ------------  ------------  ------------
Numerator:
Net loss available for common shareholders - basic and diluted           $     (8,443) $     (4,718) $    (22,747) $    (13,765)
                                                                          ============  ============  ============  ============

Denominator:
Weighted-average common shares outstanding - basic and diluted                 64,879        56,236        59,483        47,683
                                                                          ============  ============  ============  ============

Net loss per share - basic and diluted                                   $      (0.13) $      (0.08) $      (0.38) $      (0.29)
                                                                          ============  ============  ============  ============

On September 30, 2008 and 2007, the Company excluded the following convertible securities from diluted net loss per share as the effect of including them would have been anti-dilutive: options and private warrants convertible into a total of 16,464,000 and 9,442,000 shares of common stock and 125,000 and 0 shares of nonvested equity shares, respectively.

3. INVESTMENT SECURITIES, AVAILABLE-FOR-SALE AND FAIR VALUE MEASUREMENTS

The Company accounts for investment securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115") and Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("FAS 157"). FAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for investments in debt securities. FAS 157 establishes a valuation framework which defines fair value, provides guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.

The Company's investment securities are comprised of commercial paper, U.S. government and Agency securities, corporate bonds and auction-rate securities ("ARS"). The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are classified as current assets or non-current assets on the Consolidated Balance Sheet and are stated at fair value with unrealized gains and losses included in the Consolidated Statement of Comprehensive Loss. Dividend and interest income are recognized when earned; realized gains and losses and other-than-temporary impairments are recognized in the period incurred and are included separately in the Consolidated Statement of Operations. The cost of securities sold is based on the specific identification method.

In September 2006, the FASB issued FAS 157. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. The Company adopted FAS 157 effective January 1, 2008. The adoption of FAS 157 for financial assets and liabilities did not have a material impact on the Company's consolidated financial position, consolidated results of operations or consolidated cash flows.

FAS 157 defines fair value as the exchange price (an exit price) that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FAS 157 also establishes a three level fair value inputs hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The entity must also utilize market data and assumptions it believes market participants would use in measuring the fair value of the asset or liability, including assumptions about risks, the risks inherent in the inputs and the valuation techniques. The hierarchy is shown below:

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

The Company utilizes valuations reported by outside valuation services for its debt securities when available. The valuations are reviewed for reasonableness before being accepted for financial reporting. The Company has reviewed the inputs and methodologies used by the services as a basis for its accounting and disclosures in accordance with FAS 157.

The principal markets for the debt securities are dealer markets which have a high level of price transparency. The market participants for debt securities are typically large money center banks and regional banks, brokers, dealers, pension funds, and companies with debt investment portfolios.

Prior to June 30, 2008, the Company used the market approach to measure fair values of its investments in all debt and equity securities and the income approach for derivatives. Under the market approach, prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities are used to estimate values. Under the income approach, valuation techniques to convert future amounts to a single present amount are used. Due to continuing low liquidity and high variability of valuations and inputs in the market for student loan ARS ("SLARS") during the quarter ended June 30, 2008, the Company determined the market did not have sufficient market participant activity to continue supporting the market approach to value its SLARS and changed from the market approach to using the income approach.

At September 30, 2008, the Company's marketable securities portfolio included $3.0 million par value AAA rated SLARS. The SLARS are long-term variable rate bonds tied to short-term interest rates issued to fund government guaranteed student loans. Purchases, sales and interest rate resets for the Company's SLARS are completed via a Dutch Auction process conducted every twenty-eight days. If insufficient clearing bids are submitted during the auction, the auction has failed and the interest rates are reset to the "maximum rates" , instead of "auction rates", according to the specific provisions of each of the SLARS. In addition, the Company would continue holding the SLARS until a subsequent successful auction or until sales are completed on a secondary market.

As of December 31, 2007, the Company held $8.8 million aggregate par value of ARS, $5.8 million in municipal ARS and $3.0 million in SLARS. The $5.8 million in municipal ARS was sold at par value during the period from February through May 2008.

Since February, 2008, the auctions of the Company's SLARS have failed, resulting in the SLARS being illiquid through the normal auction process during this period. At the time of the Company's initial investment and through the filing date of this report, the SLARS held by the Company have maintained the following credit factors:

  AAA rated,
  guaranteed by the Federal Family Education Loan Program ("FFELP") and other federal and state student loan guarantee programs, collateralized by the student loans funded with the SLARS proceeds and collections thereon, no declines in the credit ratings of the issuers; and,
  no material changes in loan collection rates.

Half of the Company's SLARS are insured by AMBAC, which has been AAA rated from the time the SLARS were purchased, through the filing date of this report.

Based on the length of the historical duration of failed SLARS auctions and significant uncertainty of the prospective duration of lack of liquidity in the SLARS market, the Company determined that the estimated fair value of the SLARS no longer approximated par value and the impairments were other-than-temporary. The Company used a discounted cash flow model, with rates adjusted for liquidity, to determine the estimated fair values of the SLARS as of September 30, 2008. The Company recorded an "impairment of investment securities, available-for-sale" of $300,000 for the period ended September 30, 2008 on the Consolidated Statement of Operations. Based on utilizing a discounted cash flow model with sufficiently significant unobservable input estimates, the Company reclassified the SLARS from Level 2 to Level 3 of the FAS 157 fair value hierarchy during the period ended September 30, 2008. The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs:

                                                                                          SLARS
                                                                                      ------------
          Balance, December 31, 2007 and June 30, 2008                               $         --
          Transfer from Level 2 to Level 3, period ended September 30, 2008             3,000,000
          Realized loss included in earnings, period ended September 30, 2008            (300,000)
                                                                                      ------------
          Balance, September 30, 2008                                                   2,700,000
                                                                                      ============

Assets and liabilities measured at fair value on a recurring basis in accordance with FAS 157 are summarized below:

                                                 Level 1       Level 2       Level 3        Total
                                               ------------  ------------  ------------  ------------
Assets
    Equity securities                         $     16,000  $         --  $         --  $     16,000
    U.S. government and agency securities        3,506,000            --            --     3,506,000
    Auction-rate securities                             --            --     2,700,000     2,700,000
                                               ------------  ------------  ------------  ------------
                                              $  3,522,000  $         --  $  2,700,000  $  6,222,000
                                               ============  ============  ============  ============
Liabilities
    Liability associated with
        common stock warrants                               $    524,000                $    524,000
                                                             ============                ============

The Company's investments in U.S. government and agency securities and equity securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets with sufficient observability by market participants. The liability associated with common stock warrants is classified within Level 2 of the fair value hierarchy because it is valued using the Black-Scholes option valuation method with inputs with sufficient levels of observability to market participants. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's investments in SLARS are classified within Level 3 of the fair value hierarchy because a discounted cash flow model with sufficiently significant unobservable input estimates is used to estimate fair values.

The Company's investments, warrants and liability associated with common stock warrants are summarized below as of September 30, 2008 and December 31, 2007:

                                              Cost/       Gross       Gross
                                            Amortized   Unrealized  Unrealized   Estimated
                                              Cost        Gains       Losses    Fair Value
                                           -----------  ----------  ----------  -----------
As of September 30, 2008:
  Assets
    Equity securities                          43,000          --     (27,000)      16,000
    U.S. government and agency securities   3,502,000       4,000          --    3,506,000
    Auction-rate securities                 2,700,000          --          --    2,700,000
    Warrants                                       --          --          --           --
                                           -----------  ----------  ----------  -----------
                                          $ 6,245,000  $    4,000  $  (27,000) $ 6,222,000
                                           ===========  ==========  ==========  ===========
  Liabilities
    Liability associated with
       common stock warrants                                                   $   524,000
                                                                                ===========

                                              Cost/       Gross       Gross
                                            Amortized   Unrealized  Unrealized   Estimated
                                              Cost        Gains       Losses    Fair Value
                                           -----------  ----------  ----------  -----------
As of December 31, 2007:
  Assets
    Corporate bonds and equity securities   9,074,000      54,000      (5,000)   9,123,000
    U.S. government and agency securities   4,486,000       3,000      (1,000)   4,488,000
    Auction-rate securities                 8,800,000          --          --    8,800,000
    Warrants                                       --          --          --      130,000
                                           -----------  ----------  ----------  -----------
                                          $22,360,000  $   57,000  $   (6,000) $22,541,000
                                           ===========  ==========  ==========  ===========
  Liabilities
    Liability associated with
        common stock warrants                                                  $ 2,657,000
                                                                                ===========

Changes in the fair values of the warrants and the liability associated with common stock warrants are realized in the period of remeasurement and recorded in Gain (loss) on derivative instruments, net in the Consolidated Statement of Operations.

As of September 30, 2008, the unrealized gains on the Company's investments in U.S. government and agency securities were due primarily to decreases in prevailing interest rates and credit market conditions.

The realized gains and losses associated with the liability associated with common stock warrants were primarily due to changes in the Microvision stock price and decreasing terms to expiration.

4. INVENTORY

Inventory at September 30, 2008 and December 31, 2007 consisted of the following:

                                                                          September 30,  December 31,
                                                                              2008          2007
                                                                          ------------  ------------
Raw materials                                                            $    483,000  $    122,000
Work-in-process                                                                    --        10,000
Finished goods                                                              1,323,000       629,000
                                                                          ------------  ------------
                                                                         $  1,806,000  $    761,000
                                                                          ============  ============

The inventory at September 30, 2008 and December 31, 2007 consisted of raw materials, work-in-process, and finished goods for ROV, the Company's hand-held bar code scanner. Inventory is stated at the lower of cost or market, with cost determined on a weighted-average basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, Microvision reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through normal production during the next twelve months.

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

                                                                             Three Months Ended            Nine Months Ended
                                                                                 September 30,               September 30,
                                                                          --------------------------  --------------------------
                                                                              2008          2007          2008          2007
                                                                          ------------  ------------  ------------  ------------
Cost of contract revenue                                                 $      7,000  $     38,000  $     71,000  $    100,000
Cost of product revenue                                                         4,000        10,000        16,000        18,000
Research and development expense                                              167,000        96,000       614,000       244,000
Sales, marketing, general and administrative expense                          355,000       407,000     1,435,000       885,000
                                                                          ------------  ------------  ------------  ------------
Share-based employee compensation cost charged against income            $    533,000  $    551,000  $  2,136,000  $  1,247,000
                                                                          ============  ============  ============  ============

Options Activity and Positions

The following table summarizes shares, weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2008:

                                                                  Weighted
                                                                  Average
                                                      Weighted   Remaining
                                                       Average  Contractual   Aggregate
                                                      Exercise      Term      Intrinsic
Options                                  Shares         Price     (years)       Value
---------------------------------------- -----------  --------- ------------  ----------
Outstanding as of September 30, 2008      6,954,000  $    4.01          7.6  $   72,000

Exercisable as of September 30, 2008      3,132,000  $    5.14          6.4  $   47,000

As of September 30, 2008, the Company's unamortized share-based compensation was $5,190,000. The Company plans to amortize this share-based compensation cost over the next 2.6 years.

As of September 30, 2008, the Company's unamortized nonvested equity share- based compensation was $197,000. The Company plans to amortize this nonvested equity share-based compensation cost over the next 2.5 years.

6. LONG-TERM NOTES

Tenant Improvement Loan Agreement

In February 2006, the Company entered into a loan agreement with the lessor of the Company's corporate headquarters to finance $536,000 in tenant improvements. The loan carries a fixed interest rate of 9% per annum, is repayable over the initial term of the lease, which expires in 2013, and is secured by a letter of credit. The balance of the loan, including interest added to principal, was $409,000 at September 30, 2008.

7. COMMON STOCK

In July 2008, the Company raised approximately $26.0 million, before issuance costs of approximately $1.9 million, from the sale of 11,172,000 shares of common stock and warrants to purchase 6,703,000 shares of its common stock. The warrants have an exercise price of $3.60 per share, a five year term, and are not exercisable for one year from the date of issuance. The Company can call the warrants after one year from the date of issuance if the average closing bid price of its stock is over $7.20 (200% of exercise price) for any 20 consecutive trading days.

8. RECEIVABLES FROM RELATED PARTIES

In 2000, 2001 and 2002, the Board of Directors authorized the Company to provide unsecured lines of credit to each of the Company's three officers. The lines of credit carry interest rates of 5.4% to 6.2% and were due within one year of the officer's termination.

In January 2006, two officers with outstanding loans left the Company and their loans became due in January 2007. In May 2007, the Company foreclosed on 50,000 shares of Lumera common stock pledged as collateral for one of the officer's loans and sold the shares for net proceeds of $227,000. A third officer with outstanding loans left the Company in August 2007 and his loans became due in August 2008.

Under the terms of a settlement agreement with one of the former officers who left in January 2006, the Company received payments of $240,000 in September 2008 and $1,000 subsequent to September 30, 2008. The Company is pursuing collection of the remaining outstanding balances from the other former officers. As of September 30, 2008 and December 31, 2007, the total amount outstanding under the lines of credit was $1,852,000 and $2,496,000, respectfully, and the balances were fully reserved.

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

10. NEW ACCOUNTING PRONOUNCEMENTS

In October 2008, the FASB released a FASB Staff Position, FSP FAS 157-3—Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active, to clarify the application of the provisions of FAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on the Company's consolidated financial position and results of operations.

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

Our strategy is to design, develop and supply a proprietary display engine called PicoP™, relying primarily on original equipment manufacturers (OEMs) to commercialize products based on our PicoP engine. The PicoP display engine is an ultra-miniature video projector capable of producing large, color rich, high resolution images, but it is also small and low power enough to be embedded directly into mobile devices, such as cell phones. We are also marketing PicoP-based miniature projection engines to OEMs to be embedded into a variety of consumer products. The primary goal for consumer display applications is to provide mobile device users with a large screen, high resolution viewing experience from their mobile devices.

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

Results of Operations

Contract revenue.

                                                  % of                  % of
                                                contract              contract
                                       2008      revenue     2007      revenue   $ change  % change
(in thousands)                       ---------  ---------  ---------  ---------  --------- ---------
Three months ended September 30
Government revenue                  $     376       78.3  $   1,773       77.1  $  (1,397)    (78.8)
Commercial revenue                        104       21.7        528       22.9       (424)    (80.3)
                                     ---------             ---------             ---------
Total contract revenue              $     480             $   2,301             $  (1,821)    (79.1)
                                     =========             =========             =========

Nine months ended September 30
Government revenue                  $   1,945       51.6  $   4,752       74.0  $  (2,807)    (59.1)
Commercial revenue                      1,822       48.4      1,670       26.0        152       9.1
                                     ---------             ---------             ---------
Total contract revenue              $   3,767             $   6,422             $  (2,655)    (41.3)
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

Our contract revenue in a particular period is dependent upon when we enter into a contract, the value of the contracts we have entered into, and the availability of technical resources to perform work on the contracts. Contract revenue was lower during the three and nine months ended September 30, 2008 than the same periods in 2007, due to the lower beginning contract backlog.

As long as most of our revenue is earned from performance on development contracts, we believe there may be a high degree of variability in revenue from quarter to quarter.

Our backlog of development contracts at September 30, 2008 was $336,000 compared to $5.3 million at September 30, 2007, all of which is scheduled for completion during the next twelve months. The decrease in backlog from 2007 is primarily attributed to completion of government and commercial development contracts in 2007 and early 2008. We expect that we will have fewer opportunities to enter into new development contracts as we move closer to the commercialization of products based on our PicoP display engine.

Product revenue.

                                                  % of                  % of
                                                 product               product
                                       2008      revenue     2007      revenue   $ change  % change
(in thousands)                       ---------  ---------  ---------  ---------  --------- ---------
Three months ended September 30
Bar code revenue                    $     414      100.0  $     272       91.3  $     142      52.2
Nomad revenue                              --         --         26        8.7        (26)   (100.0)
                                     ---------             ---------             ---------
Total product revenue               $     414             $     298             $     116      38.9
                                     =========             =========             =========

Nine months ended September 30
Bar code revenue                    $   1,319      100.0  $     998       92.9  $     321      32.2
Nomad revenue                              --         --         76        7.1        (76)   (100.0)
                                     ---------             ---------             ---------
Total product revenue               $   1,319             $   1,074             $     245      22.8
                                     =========             =========             =========

Our quarterly product revenue may vary substantially due to the timing of product orders from customers, production constraints and raw material availability. The increase in bar code revenue for the three and nine months ended September 30, 2008 compared to the same periods in 2007 was due to the increased sales activity surrounding the ROV product line.

The backlog of product orders at September 30, 2008 was approximately $311,000, compared to $391,000 at June 30, 2007, all of which is scheduled for delivery during the next twelve months.

Cost of contract revenue.

                                                  % of                  % of
                                                contract              contract
                                       2008      revenue     2007      revenue   $ change  % change
(in thousands)                       ---------  ---------  ---------  ---------  --------- ---------
Three months ended September 30     $     253       52.7  $   1,349       58.6  $  (1,096)    (81.2)
Nine months ended September 30          1,389       36.9      3,576       55.7     (2,187)    (61.2)

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

The cost of contract revenue as a percentage of revenue was lower during the three and nine months ended September 30, 2008 than September 30, 2007 as a result of negotiating better terms on contracts entered into in late 2007. We target a gross margin for each contract of at least 40%; however, the gross margin can vary based on the technical challenges encountered in completing the contract.

The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract cost mix and the levels of direct and indirect costs incurred. However, over longer periods of time we expect modest fluctuations in the cost of contract revenue, as a percentage of contract revenue.

Cost of product revenue.

                                                  % of                  % of
                                                 product               product
                                       2008      revenue     2007      revenue   $ change  % change
(in thousands)                       ---------  ---------  ---------  ---------  --------- ---------
Three months ended September 30     $     356       86.0  $     404      135.6  $     (48)    (11.9)
Nine months ended September 30          1,224       92.8      1,134      105.6         90       7.9

Cost of product revenue includes both the direct and allocated indirect costs of manufacturing products sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of these products. Indirect costs include labor and other costs associated with operating our manufacturing capabilities and capacity.

Our overhead, which includes the costs of procuring, inspecting and storing material, facility and depreciation costs, is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the proportion of direct material purchased for the respective activity. During the three months ending September 30, 2008 and 2007, we expensed approximately $40,000 and $71,000, respectively, of manufacturing overhead associated with production capacity in excess of production requirements.

We expect that cost of product revenue on an absolute dollar basis will increase in the future. This increase will likely result from expected sales of commercial products. The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix, the level of overhead expense and the volume of direct materials purchased.

Research and development expense.

                                       2008       2007     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended September 30     $   5,804  $   3,694  $   2,110       57.1
Nine months ended September 30         16,111     10,247      5,864       57.2

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

In addition, we allocate our research and development resources based on the business opportunity of the available projects, the skill mix of the resources available and the contractual commitments we have made to customers. In order to accelerate our time to market and because contract revenue was lower for the three and nine months ended September 30, 2008 compared to the same periods in 2007, we directed more of our research and development work to internally funded projects compared to the same period last year.

We believe that a substantial level of continuing research and development expense will be required to develop additional commercial products using the scanned beam display technology. Accordingly, we anticipate our level of research and development spending will continue to be substantial.

Sales, marketing, general and administrative expense.

                                       2008       2007     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended September 30     $   3,456  $   3,691  $    (235)      (6.4)
Nine months ended September 30         11,694     11,328        366        3.2

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense for the nine months ended September 30, 2008 compared to the same period in 2007 was the result of increased payroll costs and marketing costs associated with our commercial products.

Interest income.

                                       2008       2007     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended September 30     $     271  $     526  $    (255)     (48.5)
Nine months ended September 30            962        860        102       11.9

The decrease in interest income for the three months ended September 30, 2008 resulted primarily from lower interest rates on our investment securities compared to the same period in 2007. The increase in interest income for the nine months ended September 30, 2008 compared to the same period in 2007 resulted primarily from higher average cash and investment securities balances.

Interest expense.

                                       2008       2007     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended September 30     $      11  $      14  $      (3)     (21.4)
Nine months ended September 30             36        499       (463)     (92.8)

In March and December 2005, we issued convertible notes (the "2005 Notes") with an aggregate principal amount of $20 million. The last payment on the 2005 Notes was made in March 2007, resulting in a decrease in interest expense for the nine months ended September 30, 2008 compared to the same period in 2007.

Impairment of investment, available-for-sale.

                                       2008       2007     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended September 30     $    (300) $      --  $    (300)        n/a
Nine months ended September 30           (300)        --       (300)        n/a

At September 30, 2008, our marketable securities portfolio included $3.0 million par value AAA rated student loan auction-rate securities ("SLARS"). Based on the length of the historical duration of failed SLARS auctions and significant uncertainty of the prospective duration of inactivity and lack of liquidity in the SLARS market, we determined that the estimated fair values of the SLARS were less than par value and the impairments were other-than-temporary. We used a discounted cash flow model, with rates adjusted for liquidity, to determine the estimated fair values of the SLARS as of September 30, 2008. We recorded an "impairment of investment securities, available-for-sale" of $300,000 for the period ended September 30, 2008.

Gain (loss) on derivative instruments, net.

                                       2008       2007     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended September 30     $     585  $     883  $    (298)     (33.7)
Nine months ended September 30          2,004     (1,709)     3,713     (217.3)

We issued warrants to purchase 2,302,000 shares of common stock in connection with the issuance of the 2005 Notes. The warrants met the definition of derivative instruments that must be accounted for as liabilities under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because we cannot engage in certain corporate transactions affecting the common stock unless we make a cash payment to the holders of the warrants. In July, 2008, warrants to purchase 750,000 shares of common stock expired unexercised. We record changes in the fair values of the warrants in the statement of operations each period. We valued the remaining warrants to purchase 1,552,000 shares of common stock at September 30, 2008 using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 69%; expected dividend yields of 0%; risk free interest rates ranging from 1.9% to 2.1%; and contractual lives ranging from 1.5 years to 2.2 years. The changes in value of the warrants of $599,000 for the three months and $2,134,000 for the nine months ended September 30, 2008 were recorded as non-operating gains and are included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations. We valued the warrants at September 30, 2007 using the Black-Scholes option-pricing model with the following assumptions: expected volatilities of 68%; expected dividend yields of 0%; risk free interest rates ranging 3.9% to 4.1%; and contractual lives ranging from 0.8 years to 3.2 years. The change in value of the warrants of $927,000 for the three months ended September 30, 2007 was recorded as a non-operating gain and is included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations. The change in value of the warrants of $1,493,000 for the nine months ended September 30, 2007 was recorded as a non-operating loss and is included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

In January 2006, we acquired warrants to purchase 170,500 shares of Lumera common stock. The warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 83%; expected dividend yield of 0%; risk free interest rate of 4.55%; and contractual life of 5.1 years. Changes in the fair value of the warrants are recorded in the statement of operations each period. As of September 30, 2008, the warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatilities of 127%; expected dividend yields of 0%; risk free interest rates of 2.13%; and contractual lives of 2.5 years. As of September 30, 2008, the fair value of the warrants decreased to $0 from $130,000 at December 31, 2007 and the changes in value of $14,000 and $130,000 for the three and nine months ended September 30, 2008, respectively, were recorded as non-operating losses and are included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations. As of September 30, 2007, the warrants were valued using the Black-Scholes option- pricing model with the following assumptions: expected volatility of 83%; expected dividend yields of 0%; risk free interest rates of 4.1%; and contractual lives of 3.5 years. The changes in value of $44,000 and $284,000 for the three and nine months ended September 30, 2007, respectively, were recorded as non-operating losses and are included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of equity and debt securities and, to a lesser extent, from development contract revenues and product sales. At September 30, 2008, we had $37.2 million in cash, cash equivalents and investment securities, available-for-sale. In July 2008, we raised approximately $26.0 million, before issuance costs of approximately $1.9 million, from the sale of 11.2 million shares of common stock and warrants to purchase 6.7 million shares of our common stock. The warrants have an exercise price of $3.60 per share, a five year term, and are not exercisable for one year from the date of issuance. We can call the warrants after one year from the date of issuance if the average closing bid price of our stock is over $7.20 (200% of exercise price) for any 20 consecutive trading days. Based on our current operating plan, we believe we have sufficient cash to fund operations until late 2009. We will require additional cash to fund our operating plan past that time. There can be no assurance that additional financing will be available to us or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we will be required to limit our operations substantially. This limitation of operations may include reductions in staff, operating costs and capital expenditures.

Cash used in operating activities totaled $22.3 million during the nine months ended September 30, 2008, compared to $16.6 million during the same period in 2007. In both periods, cash used in operating activities for both periods resulted primarily from the loss from operations.

We had the following material gains and charges, and changes in assets during the nine months ended September 30, 2008:

  "Impairment of investment securities, available-for-sale" We recorded a $300,000 other-than-temporary charge to record an impairment of our student loan auction-rate securities.
  "Non-cash stock-based compensation expense" We granted fully vested options to purchase 339,000 shares of common stock under the 2006 Incentive Plan, which resulted in $431,000 of non-cash compensation expense during nine months ended September 30, 2008.
  "Loss (gain) on derivative instruments" In connection with the issuance of the 2005 Notes, we issued warrants to purchase 2,302,000 shares of common stock. Due to changes in the stock price and remaining life of the warrants, we recognized a $2.2 million non-operating gain during the nine months ended September 30, 2008.
  "Inventory" Inventory increased by $1.0 million to $1.8 million from $761,000 as a result of purchasing finished goods and raw materials to support the Rov product line.
  "Accounts receivable" During the nine months ended September 30, 2008, we received payments totaling $1.0 million from two commercial customers for work that was performed in 2007.
  "Accruals" During the nine months ended September 30, 2008, we made payments totaling $1.0 million for employee bonuses earned in 2007.

Cash provided by investing activities totaled $15.5 million during the nine months ended September 30, 2008, compared to cash used in investing activities of $13.9 million during the same period of 2007. During the nine months ended September 30, 2008, we had net sales of investment securities totaling $15.9 million compared to net purchases of investment securities of $21.6 million during the nine months ended September 30, 2007. During the nine months ended September 30, 2007, we sold 1.6 million shares of Lumera common stock for $8.4 million. In addition, we used cash of $320,000 for capital expenditures during the nine months ended September 30, 2008, compared to $849,000 during the same period in 2007.

Cash provided by financing activities totaled $24.4 million during the nine months ended September 30, 2008, compared to $34.4 million during the same period in 2007. The last scheduled payment on our 2005 Notes of $1.4 million was made in March of 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Of our total cash equivalents and investment securities available-for-sale balance, 90% have variable interest rates and, as such, the fair values of the principal of these instruments are not affected by changes in market interest rates. The remaining 10% of our cash equivalents and investment securities available-for-sale balance are at fixed interest rates and, as such, the fair values of these instruments are affected by changes in market interest rates. Due to the generally short-term maturities of these investment securities, we believe that the market risk arising from our holdings of these financial instruments is not material.

Our investment policy restricts investments to ensure principal preservation and liquidity. The investment securities portfolio is comprised of short-term highly rated commercial paper, U.S. government agency notes and auction-rate securities.

At September 30, 2008, our marketable securities portfolio included $3.0 million par value AAA rated student loan auction-rate debt securities ("SLARS"). SLARS are long-term variable rate bonds tied to short-term interest rates issued to fund government guaranteed student loans. Purchases, sales and interest rate resets for our SLARS are completed via a Dutch Auction process conducted every twenty-eight days. If insufficient clearing bids are submitted during the auction, the auction has failed and the interest rates are reset to the "maximum rates", instead of "auction rates", according to the specific provisions of each of the SLARS. In addition, we would continue holding the SLARS until a subsequent successful auction or until sales are completed on a secondary market.

At the time of our initial investment and through the filing date of this report, the SLARS that we hold remain AAA rated, collateralized by the Federal Family Education Loan Program ("FFELP") and other federal and state student loan guarantee programs, and there have been no declines in the credit ratings of the issuers or material changes in loan collection rates. Our $3.0 million of auction-rate securities have been subject to failed auctions in 2008 as a result of the current negative liquidity conditions in the global credit markets. The failed auctions have rendered these securities temporarily illiquid through the normal auction process. AMBAC is the insurer on 50% of the auction-rate securities that we hold. As of September 30, 2008, AMBAC continued to be rated AAA. In addition, all of the auction-rate securities that we have sold through September 30, 2008, totaling $5.8 million, have been sold at par value.

Based on the length of the historical duration of failed SLARS auctions and significant uncertainty of the prospective duration of inactivity and lack of liquidity in the SLARS market, we determined that the estimated fair values of the SLARS were less than par value and the impairments were other-than-temporary. We used a discounted cash flow model, with rates adjusted for liquidity, to determine the estimated fair values of the SLARS as of September 30, 2008. We recorded an "impairment of investment securities, available-for-sale" of $300,000 for the period ended September 30, 2008 on the Consolidated Statement of Operations.

Any continuation or worsening of the current global ecomomic and financial conditions could materially adversely affect our ability to raise, or the cost of, needed capital and could materially adversely affect our ability to commercialize products.

The values of cash equivalents and investment securities, available-for-sale, by maturity date as of September 30, 2008, are as follows (in thousands):

                                      Amount      Percent
                                     ---------  ---------
Cash and cash equivalents           $  31,011      83.33%
Less than one year                         --         --
One to two years                        3,502       9.41%
Greater than five years                 2,700       7.26%
                                     ---------  ---------
                                    $  37,213     100.00%
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

  As of September 30, 2008, we had an accumulated deficit of $282.2 million.
  We incurred consolidated net losses of $215.7 million from inception through 2005, $24.0 million in 2006, $19.8 million in 2007, and consolidated net loss of $22.7 million in the nine months ended September 30, 2008.

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

We cannot be certain that we will succeed in obtaining additional development contracts or that we will be able to obtain substantial customer orders for our products. In light of these factors, we expect to continue to incur substantial losses and negative cash flow at least through 2009 and likely thereafter. We cannot be certain that we will achieve positive cash flow at any time in the future.

We will require additional capital to fund our operations and to implement our business plan. If we do not obtain additional capital, we may be required to curtail our operations substantially. Raising additional capital may dilute the value of current shareholders' shares.

Based on our current operating plan, we believe we have sufficient cash to fund operations until late 2009. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through the issuance of equity or debt securities. We will require additional capital in the future to fund our operations, including to:

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

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity for our common stock. If our common stock were not listed on the Capital Market or an exchange, trading of our common stock would be conducted in the over-the- counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market- making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. At some point during all four quarters of 2006 and 2007 and the first three quarters of 2008, the market price of our stock traded below $5.00 per share. On October 31, 2008, the closing price of our stock was $1.73.

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

During the first nine months of 2008 and the full year of 2007, 38% and 61%, respectively, of our revenue was derived from performance on a limited number of development contracts with the U.S. government. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues. Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors continuously engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. Our contracts with the government are subject to immediate termination by the government for convenience at any time. The government may choose to use contractors with competing display technologies or it may decide to discontinue any of our programs altogether. In addition, those development contracts that we do obtain require ongoing compliance with applicable government regulations. Termination of our development contracts, a shift in government spending to other programs in which we are not involved, a reduction in government spending generally, or our failure to meet applicable government regulations could have severe consequences for our results of operations.

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

ITEM 6. Exhibits

10.1	Microvision 2006 Incentive Plan, as amended
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
Date: November 7, 2008	BY:	/s/ Alexander Y. Tokman Alexander Y. Tokman Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2008	BY:	/s/ Jeff Wilson Jeff Wilson Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed.

Exhibit Number	Description
10.1	Microvision 2006 Incentive Plan, as amended
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002