Form 10-K
period 2008-12-31
MICROVISION INC
filed 2009-03-06
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $156.3 million (based on the closing price for the registrant's Common Stock on the NASDAQ Global Market of $2.75 per share).

The number of shares of the registrant's Common Stock outstanding as of February 17, 2009 was 68,080,000.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's Annual Meeting of Shareholders to be held on June 25, 2009 are incorporated herein by reference into Part III of this report.

Microvision, Inc.
2008 ANNUAL REPORT ON FORM 10-K

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

PART I

Preliminary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of Microvision, as well as assumptions relating to the foregoing. The words "anticipate," "could," "believe," "estimate," "expect," "goal," "may," "plan," "project," "will," and similar expressions identify forward-looking statements. Factors that could cause actual results to differ materially from those projected in our forward-looking statements include the following: our ability to obtain financing; market acceptance of our technologies and products; our financial and technical resources relative to those of our competitors; our ability to keep up with rapid technological change; government regulation of our technologies; our ability to enforce our intellectual property rights and protect our proprietary technologies; the ability to obtain additional contract awards and to develop partnership opportunities; the timing of commercial product launches; the ability to achieve key technical milestones in key products; and other risk factors identified below in Item 1A.

ITEM 1. BUSINESS

Overview

We are developing miniature display and imaging engines based upon our integrated photonics module technology platform. Our technology platform combines two dimensional Micro-Electrical Mechanical system (MEMS) light scanning technologies, lasers, optics, electronics, and our system controls expertise into compact display or imaging solutions that we anticipate will lead to new applications and high-volume products in the consumer and automotive markets. Historically, we have entered into development agreements with commercial and U.S. government customers to develop advanced prototype and demonstration units based on our light scanning technologies.

In 2006, we announced our strategy to develop and supply a proprietary display engine called PicoP™. The PicoP display engine enables an ultra-miniature video projector capable of producing color rich, high resolution, large images, but is small and low power enough to be embedded directly into mobile devices, such as cell phones. PicoP-based miniature display engines are being marketed to potential original equipment manufacturer (OEM) customers who would embed them into a variety of consumer and automotive products. The primary objective for consumer applications is to provide mobile device users with a large screen viewing experience produced by a small embedded projector. Mobile devices may include cell phones, portable media players, PDAs, gaming consoles, laptop computers, digital cameras, and other consumer electronics products. These potential products would allow users to watch movies, play videos, and display images and other data onto a variety of surfaces. The PicoP display engine, with some modification, could be embedded into a vehicle or integrated into a portable standalone aftermarket device to create a head-up display (HUD) that could project point-by-point navigation, critical operational, safety and other information important to the vehicle operator. The PicoP display engine could also be modified to be embedded into a pair of glasses to provide the mobile user with a see-through or occluded personal display to view movies, play games or access other content.

The development and procurement of intellectual property rights relating to our technologies is a key aspect of our business strategy. We generate intellectual property as a result of our ongoing performance on development contracts and our internal research and development activities. We also have acquired under license agreements exclusive rights to various technologies.

Technology

Our bi-directional MEMS scanning mirror is the key component of our integrated technology platform and is one of our core competencies. Our MEMS design is a silicon device at the center of which is a tiny mirror. This mirror is connected to small flexures which allow it to oscillate. The 2D MEMS scanner oscillates vertically and horizontally to capture (imaging) or reproduce (display) an image pixel-by-pixel. 2D MEMS scanners are used in our PicoP display engine that powers Pico Projector Displays, Vehicle Displays, and Wearable Displays. A 1D MEMS scanner used in our ROV Bar Code Scanner oscillates along one axis only and is used to capture a bar code image.

Our PicoP display engine technology platform includes a MEMS Scanner, laser light sources, electronics, and optics combined using Microvision's proprietary system control expertise, gained through years of internal research and development. Our unique display and imaging engines use a single beam of laser light and a single small scanning mirror to create a brilliant, full color, high contrast, uniform display over the entire field of view, from a small and thin package.

We believe that our proprietary light scanning technology offers significant advantages over traditional display and imaging systems. Depending on the specific product application, these advantages may include:

  Small and thin package size
  Higher brightness and contrast
  Higher resolution
  Clear text readability
  Reduced power requirements
  Simpler optical design that does not require a focusing lens
  Lower price at volume

Business Strategy

Our business strategy is to promote our technology in the form of integrated and embedded components to leading OEMs for widespread use in display and imaging product applications, as well as leverage our technology expertise into our own end-user products. Presently we are focused on the following steps to implement our business strategy:

  Target leading OEMs to integrate our PicoP display engines into their products. We have also worked with original design manufacturers and Tier 1 suppliers to produce advanced prototypes and demonstration units to be used to market to our partners' OEM customers directly by us or by our partners.
  Expand and solidify the supply chain architecture to support high volume manufacturing of the PicoP display engine, its subsystems and its components.
  Continue to promote awareness of our technology platform to all members of the value chain. We have been continually in contact with OEMs, original design manufacturers and mobile content providers to understand the features our PicoP display engines must have in order to provide desired benefits to all members of the value chain. We have and will continue to consider this information in connection with the design and development of our technology platform.
  Continue rapid advancement of our technology platform and roadmap.

Product and Marketing Focus:

Pico Projector Displays

We are working with partners to develop small projector displays as stand alone systems or embedded into mobile products. The display industry is calling this new class of projectors "pico projectors." We believe our PicoP display engine can meet the size, power and performance requirements to be embedded into portable hand-held devices including mobile phones or function as a stand alone accessory device that connects to a mobile video source such as a personal media player, cell phone or laptop computer. We plan to enter into agreements with OEMs that will result in production and a distribution of the PicoP-based products.

In January 2009, we demonstrated our pre-production pico projector named SHOW WX™ at both Macworld in San Francisco and at the Consumer Electronics Show in Las Vegas. At 118mm long by 60mm wide by 14mm thick, it is about 25% smaller than the SHOW™ prototype that we unveiled at the 2008 Consumer Electronics Show. The SHOW WX is a battery operated plug-and-play projector that can project a full color, WVGA (848 X 480 pixels), DVD quality image with vivid colors and exceptional contrast. We plan to provide a number of these pre-production pico projectors to select OEM and carrier partners for evaluation in the first half of 2009. Initial commercial production is expected to begin in mid 2009, followed by larger commercial quantities in the second half of the year. We have entered into an agreement with a high volume manufacturer that we plan to have build the PicoP display engine and integrate it into finished products. We are evaluating multiple distribution channels to bring the first PicoP-based accessory projector to market.

Vehicle Displays

We believe an automotive head-up display (HUD) improves driver safety by reducing the distraction of looking away from the road to read information such as GPS mapping images, audio controls and other automobile instrumentation. Working independently and with Tier 1 suppliers, we have produced prototypes that demonstrate our PicoP's ability to project a high-resolution readable image during day or night onto the windshield of an automobile to provide the driver with a variety of information related to the car's operation. We believe that an automotive HUD based on the PicoP display engine offers three distinct advantages over competing head-up displays:

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

We have worked with various Tier 1 automotive suppliers to develop PicoP enabled HUD prototypes and market them to their OEM customers. We have also developed a portable full color head-up display demonstrator powered by the PicoP display engine to showcase the capabilities of the PicoP display engine for potential use in automobiles, specialty vehicles, trucks, buses and motor coaches. We expect that our PicoP display engine subsystem could be integrated by a Tier 1 supplier into their HUD product package for sale to automobile manufacturers or by a product integrator into an aftermarket product for direct sale to their customers.

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
  Daylight readability - The high-brightness capability of color eyewear based on the PicoP display engine enables images to be clearly visible in brightly lit ambient environments, including direct sunlight. Current LCD-based head worn displays are difficult to see in bright light environments.
  Fashion and ergonomics - We are developing thin and lightweight optics that can be integrated with the PicoP display engine so that our OEM partners can design wearable displays that match conventional eyewear frames in size and weight and provide significantly improved ergonomics compared to competing wearable displays.

We are working with the US military and commercial customers to further develop the optical design and integration of the PicoP display engine for military applications such as helmet mounted displays and full color see-through eyewear. We plan to work with OEMs and system integrators to incorporate the PicoP display engine into integrated solutions for potential military and commercial customers. In 2008, we entered into contracts with commercial and government customers to develop high definition (720p) eyewear displays.

Bar Code Scanners

We currently market our line of ROV hand held bar code scanners and bar code scanner enabled enterprise solutions. The ROV Scanner incorporates our proprietary MEMS technology and is designed to accommodate mobile workers who need simple and affordable data collection solutions on the mobile platforms of their choosing. The ROV Scanner has lower power consumption and total operating cost than many competing laser bar code scanners. ROV Scanners are manufactured for us by a contract manufacturer located in Malaysia. We distribute ROV Scanners directly to end users through value added resellers, original equipment manufacturers and phone and internet orders.

Go-To-Market Strategy

We are evaluating opportunities to widely market our products using a variety of distribution channels such as establishing partnerships with OEMs and distributors and establishing infrastructure to support direct marketing through web-based, retail or other outlets. Our products may carry the Microvision brand or be branded and distributed by our OEM or distribution partners.

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

We expect that some customers will require unique designs for their products. We expect that such relationships will generally involve a period of co-development during which engineering, manufacturing and marketing professionals from potential customers and OEMs would work with our technical staff to modify the PicoP display engine for their targeted market and application. We may charge fees to our customers or OEMs to fund the costs of the engineering effort incurred on such development projects. The nature of the relationships with such customers or OEMs may vary from partner to partner depending on the proposed specifications for the PicoP display engine, the product to be developed, and the customers' or OEMs' design, manufacturing and distribution capabilities. We believe that by limiting our own direct manufacturing investment for products, we will reduce our capital requirements and risks inherent in taking the PicoP display engine to the consumer market.

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

Competitive Conditions

The information display industry is highly competitive. Our potential display products will compete with established manufacturers of mature display technologies such as miniaturized cathode ray tube and flat panel display devices, as well as companies developing new display technologies. Our competitors include companies such as Texas Instruments Incorporated, 3M, and Light Blue Optics Ltd. in the pico projection display segment and Siemens VDO and Nippon Seiki in the vehicle displays segment, most of which have much greater financial, technical and other resources than we do. Many of our competitors are developing alternative miniature display technologies. Our competitors may succeed in developing information display technologies and products that could render our technology or our proposed products commercially infeasible or technologically obsolete.

Pico projectors are an emerging class of miniature projectors that are generally handheld, battery operated, mobile projectors. Most of the competing projectors currently on the market or planned for introduction in the next 6-12 months are primarily based on either liquid crystal on silicon (LCOS) panel solutions or Texas Instruments' DLP™ display technology. Each of these solutions can create images from a small form factor of varying resolution, brightness, image quality, battery life, and ease of use.

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

Intellectual Property and Proprietary Rights

We generate intellectual property as a result of our ongoing performance on development contracts and our internal research and development activities. The inventions covered by our patent applications generally relate to component miniaturization, specific implementation of various system components and design elements to facilitate mass production. We consider protection of these key enabling technologies and components to be a fundamental aspect of our strategy to penetrate diverse markets with unique products. As such, we intend to continue to develop our portfolio of proprietary and patented technologies at the system, component and process levels.

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

Among the marks we have registered are "MicroHud" and the "tri-curve" logo with the United States Patent and Trademark Office. We have filed for registration of various other marks including "PicoP" and "ROV" with the United States Patent and Trademark Office.

Additional Information

We perform research and development to design and develop our technology platform and modifications to the PicoP display engine that will be required for specific applications. Research and development expense for the fiscal years ended December 31, 2008, 2007 and 2006 was $22.6 million, $14.9 million, and $10.7 million, respectively. Substantially all of our revenue has been generated from development contracts to develop the light scanning technology to meet customer specifications. Our customers have included both the United States government and commercial enterprises. In 2008, 34% of revenue was derived from performance on development contracts with the United States government, 40% from performance on development contracts with commercial customers and the remainder from sales of ROV and Flic units. Two commercial customers accounted for 15% and 11%, respectively, of total revenue in 2008. In 2007, 61% of revenue was derived from performance on development contracts with the United States government, 25% from performance on development contracts with commercial customers and the remainder from sales of ROV, Flic and Nomad units. One commercial customer accounted for approximately 15% of total revenue during 2007. In 2006, 51% of revenue was derived from performance on development contracts with the United States government, 24% from performance on development contracts with commercial customers and the remainder from sales of Flic and Nomad units. One commercial customer accounted for approximately 11% of total revenue during 2006. Our contracts with the United States government can be terminated for convenience by the United States government at any time. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

We had a backlog of $1.2 million at December 31, 2008 compared to a backlog of $4.1 million at December 31, 2007. The backlog at December 31, 2008, is composed of $714,000 in government development contracts and $228,000 in commercial development contracts entered into through December 31, 2008 and $276,000 in orders for ROV. Microvision plans to complete all of the backlog contracts by the end of 2009.

Employees

As of February 17, 2009, we had 165 employees.

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

  As of December 31, 2008, we had an accumulated deficit of $292.0 million.
  We incurred consolidated net losses of $215.6 million from inception through 2005, $24.0 million in 2006, $19.8 million in 2007, and $32.6 million in 2008.

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

Our operating plan for 2009 includes the launch of our first accessory product, further development of the PicoP display engine for embedded applications and further development of automotive HUD and eyewear applications. In order to fully fund our product launch and our other development efforts, we will require additional capital in 2009. We plan to obtain additional cash through the issuance of equity or debt securities. We will require additional capital in the future to fund our operations, including to:

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

Additional capital may not be available to us, or if available, on terms acceptable to us or on a timely basis. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of current shareholders' shares. If adequate funds are not available in the next several months to fully implement our plan we will begin to reduce the scope of our business to extend our operations as we pursue other financing opportunities and business relationships. This reduction in scope could include delaying product launch and projects resulting in reductions in staff and operating costs as well as reductions in capital expenditures and investment in research and development. With these adjustments to our operating plan, we believe we currently have sufficient cash, cash equivalents, and investment securities to fund operations through at least February 28, 2010.

If we cannot manufacture products at competitive prices, our financial results will be adversely affected.

We are currently negotiating component pricing with suppliers for our future products. The cost per unit for PicoP based accessory projectors currently exceeds the level at which we could expect to profitably sell these products. If we cannot lower our cost of production, we may face increased demands on our financial resources, possibly requiring additional equity and/or debt financing to sustain our business operations.

We cannot be certain that our technology platform or products incorporating our PicoP display engine will achieve market acceptance. If products incorporating the PicoP display engine do not achieve market acceptance, our revenues may not grow.

Our success will depend in part on customer acceptance of the PicoP display engine. The PicoP display engine may not be accepted by manufacturers who use display technologies in their products, by systems integrators who incorporate our products into their products or by end users of these products. To be accepted, the PicoP display engine must meet the expectations of our potential customers in the consumer, defense, industrial, and medical markets. If our technology fails to achieve market acceptance, we may not be able to continue to develop our technology platform.

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

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity for our common stock. If our common stock were not listed on the Capital Market or an exchange, trading of our common stock would be conducted in the over-the- counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. The market price of our stock has mostly traded below $5.00 per share during 2008, 2007, and 2006. On February 17, 2009, the closing price of our stock was $1.34.

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

Currently, the majority of our distributor relationships for the ROV Scanner and its accessories involve the distributor taking inventory positions and reselling to multiple customers. With these distributor relationships, we do not recognize revenue until the distributors sell the product through to their end user customers. Our distributor relationships reduce our ability to forecast sales and increases risks to our business. Since our distributors act as intermediaries between us and the end user customers, we must rely on our distributors to accurately report inventory levels and production forecasts. This requires us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and the end user customers. Our failure to manage one or more of these risks could result in excess inventory or shortages that could adversely impact our operating results and financial condition.

We do not have long-term commitments from our ROV customers, and plan purchases based upon our estimates of customer demand, which may require us to contract for the manufacture of our products based on inaccurate estimates.

Our ROV sales are made on the basis of purchase orders rather than long-term commitments. Our customers may cancel or defer purchases at any time. This requires us to forecast demand based upon assumptions that may not be correct. If our customers or we overestimate demand, we may create inventory that we may not be able to sell or use, resulting in excess inventory, which could become obsolete or negatively affect our operating results. Conversely, if our customers or we underestimate demand, or if sufficient manufacturing capacity is not available, we may lose revenue opportunities, damage customer relationships and we may not achieve expected revenues.

Our future growth will suffer if we do not achieve sufficient market acceptance of our products to compete effectively.

Our success depends, in part, on our ability to gain acceptance of our current and future products by a large number of customers. Achieving market acceptance for our products will require marketing efforts and the expenditure of financial and other resources to create product awareness and demand by potential customers. We may be unable to offer products consistently, or at all, that compete effectively with products of others on the basis of price or performance. Failure to achieve broad acceptance of our products by potential customers and to effectively compete would have a material adverse effect on our operating results.

Our operating results may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets we address.

In the recent past, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. Any continuation or worsening of the current global economic and financial conditions could materially adversely affect our ability to raise, or the cost of, needed capital and could materially adversely affect our ability to commercialize products. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the display industry.

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

During the full years 2008, 2007, and 2006, 34%, 61%, and 51% respectively, of our revenue was derived from performance on a limited number of development contracts with the U.S. government. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues. Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors continuously engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. Our contracts with the government are subject to immediate termination by the government for convenience at any time. The government may choose to use contractors with competing display technologies or it may decide to discontinue any of our programs altogether. In addition, those development contracts that we do obtain require ongoing compliance with applicable government regulations. Termination of our development contracts, a shift in government spending to other programs in which we are not involved, a reduction in government spending generally, or our failure to meet applicable government regulations could have severe consequences for our results of operations.

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

Our revenues to date have been derived principally from product development research relating to defense applications of our technology. We believe that development programs and sales of potential products in this market will represent a significant portion of our future revenues, until such time when we can derive a higher percentage of our revenues from the sale of our commercial products. Developments that adversely affect the defense sector, including delays in government funding and a general economic downturn, could cause our revenues to decline substantially.

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

We are subject to various other claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any other legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of the year ending December 31, 2008.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers are appointed by our Board of Directors and hold office until their successors are elected and duly qualified. Mr. Tokman also serves as a director of Microvision. The following persons serve as executive officers of Microvision:

Alexander Tokman, age 47, has served as President, Chief Executive Officer and a director of Microvision since January 2006. Mr. Tokman served as Microvision's President and Chief Operating Officer from July 2005 to January 2006. Mr. Tokman, a former GE executive, joined Microvision after a 10-year tenure at GE Healthcare, a subsidiary of General Electric, where he led several global businesses, most recently as General Manager of its Global Molecular Imaging and Radiopharmacy multi-technology business unit from 2003 to 2005. Prior to that, between 1995 and 2003, Mr. Tokman served in various cross-functional and cross-business leadership roles at GE where he led the definition and commercialization of several medical modalities product segments including PET/CT, which added over $500 million of revenue growth to the company within the first three years of its commercial introduction. Mr. Tokman is a certified Six Sigma and Design for Six Sigma (DFSS) Black Belt and Master Black Belt and as one of GE's Six Sigma pioneers, he drove the quality culture change across GE Healthcare in the late 1990s. From November 1989 to March 1995 Mr. Tokman served as technical programs lead and a head of I&RD at Tracor Applied Sciences a subsidiary of then Tracor, Inc. Mr. Tokman has both an M.S. and B.S. in Electrical Engineering from the University of Massachusetts, Dartmouth.

Ian D. Brown, age 46, has served as Vice President, Sales and Marketing of Microvision since February 2006. Prior to joining Microvision, from March 1994 to February 2006, Mr. Brown served in various Sales and Marketing positions with General Electric Healthcare, Americas. Most recently, from April 2004 to February 2006, Mr. Brown served as the Sales and Marketing Manager--Nuclear Medicine. From April 1989 to March 1994 Mr. Brown served as Technical Author--Nuclear Medicine Operator Documentation with IGE Medical Systems, Radlett, UK. Mr. Brown holds Ordinary & Higher National Certificates in Medical Physics & Physiological Measurements from Paddington College, London, Post Graduate Diploma in Management studies, University of Hertfordshire. He also holds a Six Sigma Black Belt.

Sid Madhavan, age 42, joined Microvision in April 2006 as Vice President of Research and Product Development. Madhavan, who worked for GE Healthcare from 1998 to 2006 where he held various management positions and most recently served as an Engineering Subsystem Manager for a $2.1 billion Molecular Imaging and Computer Tomography business, is a certified Six Sigma Black Belt and brings over fifteen years of engineering product development and global management experience. Mr. Madhavan received his B.S. degree in Electronics and Communications from Madurai Kamaraj University in India and his M.S. in Electrical Engineering from Texas A&M.

Thomas M. Walker, age 44, joined Microvision in May 2002 and serves as Vice President, General Counsel and Secretary. Prior to joining Microvision, Mr. Walker served as Senior Vice President, General Counsel and Secretary of Advanced Radio Telecom Corp., a publicly held technology and services company where he managed domestic and international legal affairs from April 1996 to April 2002. Prior to that, Mr. Walker advised publicly and privately held businesses while practicing in the Los Angeles offices of the law firms of Pillsbury Winthrop and Buchalter, Nemer Fields and Younger. Mr. Walker holds a B.A. from Claremont McKenna College and a J.D. from the University of Oregon.

Jeff T. Wilson, age 48, has served as Chief Financial Officer since April 2006, Principal Financial Officer since January 2006 and Principal Accounting Officer of Microvision since August 1999. Mr. Wilson served as Vice President, Accounting of Microvision from April 2002 to April 2006 and as Director of Accounting of Microvision from August 1999 to March 2002. Prior to joining Microvision, from 1991 to 1999, Mr. Wilson served in various accounting positions for Siemens Medical Systems, Inc., a developer and manufacturer of medical imaging equipment. Prior to 1991, Mr. Wilson served as a manager with the accounting firm PricewaterhouseCoopers LLP. Mr. Wilson is a Certified Public Accountant. Mr. Wilson holds a B.S. in Accounting from Oklahoma State University.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Market under the symbol "MVIS." As of February 17, 2009, there were approximately 375 holders of record of 68,080,000 shares of common stock outstanding. We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operations of our business and do not anticipate paying dividends on the common stock in the foreseeable future.

Our common stock began trading publicly on August 27, 1996. The quarterly high and low sales prices of the Company's common stock for each full quarterly period in the last two fiscal years and the year to date as reported by The NASDAQ Global Market are as follows:

                                                            Common Stock
                                                       --------------------
Quarter Ended                                            HIGH        LOW
                                                       ---------  ---------

2007
March 31, 2007                                        $    4.08  $    2.98
June 30, 2007                                              5.90       3.62
September 30, 2007                                         6.08       4.40
December 31, 2007                                          4.75       3.83

2008
March 31, 2008                                        $    4.65  $    1.82
June 30, 2008                                              4.05       2.35
September 30, 2008                                         3.16       1.85
December 31, 2008                                          2.20       1.06

2009
January 1, 2009 to February 17, 2009                  $    2.20  $    1.33

ITEM 6. SELECTED FINANCIAL DATA

A summary of selected financial data as of and for the five years ended December 31, 2008 is set forth below. It should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

                                                                                         Years Ended December 31,
                                                                 ----------------------------------------------------------
                                                                    2008        2007        2006        2005        2004
                                                                 ----------  ----------  ----------  ----------  ----------
                                                                              (in thousands, except per share data)
Statement of Operations Data:
Revenue                                                         $    6,611  $   10,484  $    7,043  $   14,746  $   11,418
Net loss available for common shareholders                         (32,620)    (19,787)    (27,257)    (30,284)    (33,543)
Basic and diluted net loss per share                                 (0.53)      (0.40)      (0.81)      (1.35)      (1.56)
Weighted average shares outstanding basic and diluted               61,643      49,963      33,572      22,498      21,493
Balance Sheet Data:
Cash and cash equivalents                                       $   25,533  $   13,399  $   14,552  $    6,860  $    1,268
Investments available-for-sale                                       2,705      22,411          --          --          --
Working capital                                                     24,347      30,043      19,160      (4,723)        903
Total assets                                                        36,964      45,298      35,325      23,363      25,538
Long-term liabilities                                                1,776       2,201       2,616       4,412          52
Mandatorily redeemable preferred stock                                  --          --          --       4,166       7,647
Total shareholders' equity (deficit)                                27,651      33,061      21,864      (3,509)      7,190

Statement of Operations data for 2004 includes financial information for our previously consolidated subsidiary Lumera. Lumera was deconsolidated in July 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are developing miniature display and imaging engines based upon our technology platform. Our technology platform utilizes our expertise in two dimensional Micro-Electrical Mechanical systems (MEMS), lasers, optics and electronics to create a high quality video or still image from a small form factor device with lower power needs than conventional display technologies.

In 2006, we announced our strategy to develop and supply a proprietary display engine called PicoP to potential original equipment manufacturing (OEM) customers who will embed them into a variety of consumer and automotive products. The primary objective for consumer applications is to provide users of mobile devices with a large screen viewing experience produced by a small embedded projector. Mobile devices may include cell phones, PDA's, gaming consoles and other consumer electronics products. These potential products would allow users to watch movies, play videos, display images, and other data onto a variety of surfaces. The PicoP with some modification could be embedded into the dashboard of an automobile or an airplane or integrated into a portable aftermarket device to create a head-up display (HUD) that could project point-by-point navigation, critical operational, safety and other information important to the driver or pilot. The PicoP could be further modified to be embedded into a pair of glasses to provide the mobile user with a see-through or occluded personal display to view movies, play games or access other content.

We have incurred substantial losses since inception and expect to incur a substantial loss during the fiscal year ending December 31, 2009.

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

We believe the following key accounting policies require more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition. We recognize contract revenue as work progresses on long-term, cost plus fixed fee, and fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Our revenue contracts generally include a statement of the work we are to complete and the total fee we will earn from the contract. When we begin work on the contract and at the end of each accounting period, we work with the members of our technical team to estimate the labor and material and other cost required to complete the statement of work compared to cost incurred to date. We use information provided by project mangers, vendors, outside consultants and others as we deem necessary to develop our cost estimates. Since our contracts generally require some level of technology development to complete, the actual cost required to complete a statement of work can vary from our estimated cost to complete. We have developed processes that allow us to make reasonable estimates of the cost to complete a contract. Historically, we have made only immaterial revisions in the estimates to complete the contract at each reporting period. Recognized revenues are subject to revisions as the contract progresses to completion and actual revenue and cost become certain. Revisions in revenue estimates are reflected in the period in which the facts that give rise to the revision become known. In the future, revisions in these estimates could significantly impact recognized revenue in any one reporting period. If the U.S. government cancels a contract, we would receive payment for work performed and costs committed to prior to the cancellation.

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

Investments Available-For-Sale and Fair Value Measurements. We account for investment securities in accordance with the provisions of Statement of Financial Accounting Standards ("FAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115") and FAS No. 157, Fair Value Measurements ("FAS 157"). FAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for investments in debt securities. FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Adopting FAS 157 on January 1, 2008 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in its principal or most advantageous market in an orderly transaction between market participants on the measurement date. FAS 157 establishes a three level fair value inputs hierarchy, and requires an entity to maximize the use of observable valuation inputs and minimize the use of unobservable inputs. We utilize market data, assumptions and risks we believe market participants would use in measuring the fair value of the asset or liability, including the risks inherent in the inputs and the valuation techniques. The hierarchy is summarized below.

  Level 1 - Observable inputs such as quoted prices in active markets for identical assets or liabilities
  Level 2 - Observable inputs such as quoted prices for similar assets or liabilities in markets that are not sufficiently active to qualify as level 1 or, other observable inputs
  Level 3 - Unobservable inputs for which there is little or no market data, which requires us to develop our own assumptions, which are significant to the measurement of the fair values

Estimating valuation inputs and selecting and applying valuation methods may require significant judgments by management. Changes in the estimated inputs and valuation methods could result in materially different values, credits and charges presented in the consolidated financial statements.

The investments are stated at fair value and classified as cash and cash equivalents or current investment securities available-for-sale on the consolidated balance sheets with unrealized gains and losses included in the consolidated statements of comprehensive loss. We classify investment securities available-for-sale purchased with 90 days or less remaining until contractual maturity as cash equivalents on the balance sheet in "Cash and cash equivalents." Interest income, realized gains and losses, and other- than-temporary impairments are recognized in the period earned or incurred, and presented separately in the consolidated statements of operations. Changes in the fair values of derivatives are realized in the period of remeasurement and recorded in "Gain (loss) on derivative instruments, net" in the consolidated statements of operations. The cost of securities sold is based on the specific identification method.

Employee Share-Based Compensation. We issue share-based compensation to employees in the form of options exercisable into our common stock and restricted or unrestricted shares of our common stock. We account for employee share-based compensation under the guidance provided by Financial Accounting Standards Board ("FASB") Statement No. 123(R), Share-Based Payment ("FAS123(R)"). The value of equity shares is determined using the fair value method, which is based on the number of shares granted and the closing price of our common stock on the NASDAQ Global Market on the date of grant. The value of options is determined using the Black-Scholes option pricing model with estimates of option lives, stock price volatilities and interest rates, then expensed over the periods of service allowing for pre-vest forfeitures. This widely accepted method results in reasonable option values and interperiod expense allocation, and comparability across companies. Changes in the estimated inputs or using other option valuation methods could result in materially different option values and share-based compensation expense.

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

Results of Operations

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

Contract Revenue.

                                                              % of                  % of
                                                            contract              contract
                                                   2008      revenue     2007      revenue   $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------  ---------  ---------
Government revenue                              $   2,237       45.9  $   6,430       71.4  $  (4,193)     (65.2)
Commercial revenue                                  2,637       54.1      2,580       28.6         57        2.2
                                                 ---------             ---------             ---------
Total contract revenue                          $   4,874             $   9,010             $  (4,136)     (45.9)
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

Contract revenue from government contracts was substantially lower during 2008 than in 2007 due to reduced contract activity and lower beginning backlog in 2008 compared to the previous year. We expect that we will have fewer opportunities to enter into new development contracts as we move closer to the commercialization of products based on our PicoP display engine.

As long as most of our revenue is earned from performance on development contracts, we believe there may be a high degree of variability in revenue from one period to another.

In December 2007, we entered into a $1 million contract with a commercial customer to develop prototype units based on our PicoP technology, for evaluation of future consumer electronics product applications. The development work under this contract was initiated and fully completed in 2008.

Our backlog of development contracts at December 31, 2008 was $714,000 in government contracts and $228,000 in commercial contracts compared to $2.0 million in government contracts and $1.8 million in commercial contracts at December 31, 2007. The decrease in backlog from 2007 is primarily attributed to completion of government and commercial development contracts in 2007 and early 2008. We plan to complete the entire contract backlog during 2009.

Product Revenue.

                                                              % of                  % of
                                                             product               product
                                                   2008      revenue     2007      revenue   $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------  ---------  ---------
Bar code revenue                                $   1,737      100.0  $   1,393       94.5  $     344       24.7
Nomad revenue                                           0        0.0         81        5.5        (81)    (100.0)
                                                 ---------             ---------             ---------
Total product revenue                           $   1,737             $   1,474             $     263       17.8
                                                 =========             =========             =========

Bar code revenue includes the sales of ROV and our discontinued Flic bar code scanners. The increase in bar code revenue for the year ended December 31, 2008 compared to the same period in 2007 was due to the increased sales of our ROV product line.

Our quarterly revenue may vary substantially due to the timing of product orders from customers, production constraints and raw material availability.

The backlog of product orders at December 31, 2008 was approximately $276,000, compared to $245,000 at December 31, 2007, all of which is scheduled for delivery during 2009.

Cost of Contract Revenue.

                                                              % of                  % of
                                                            contract              contract
                                                   2008      revenue     2007      revenue   $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------  ---------  ---------
Cost of contract revenue                        $   1,708       35.0  $   4,916       54.6  $  (3,208)     (65.3)

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

The cost of contract revenue as a percentage of revenue was lower in 2008 than in 2007 as a result of negotiating better terms on contracts and from the sale of prototype units that have been previously expensed to internally funded programs.

The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract cost mix and the levels of direct and indirect costs incurred. However, over longer periods of time we expect modest fluctuations in the cost of contract revenue, as a percentage of contract revenue.

Cost of Product Revenue.

                                                              % of                  % of
                                                             product               product
                                                   2008      revenue     2007      revenue   $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------  ---------  ---------
Cost of product revenue                         $   2,143      123.4  $   1,690      114.7  $     453       26.8

Cost of product revenue includes both the direct and allocated indirect costs of manufacturing products sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of these products. Indirect costs include labor and other costs associated with operating our manufacturing capabilities and capacity.

Our overhead, which includes the costs of procuring, inspecting and storing material, facility and depreciation costs, is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the proportion of direct material purchased for the respective activity. During 2008 and 2007, we expensed approximately $143,000 and $289,000, respectively, of manufacturing overhead associated with production capacity in excess of production requirements.

The increase in cost of product revenue for 2008 compared to 2007 was a result of increased revenue from the sales of ROV and the increase in inventory write-downs during the respective periods. In 2008, cost of product revenue included $475,000 of inventory write-downs compared to $84,000 for the same period in 2007.

The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix, the level of overhead expense and the volume of direct materials purchased.

Research and Development Expense.

                                                   2008       2007     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Research and development                        $  22,575  $  14,944  $   7,631       51.1

Research and development expense consists of:

  Compensation related costs of employees and contractors engaged in internal research and product development activities,
  Laboratory operations, outsourced development and processing work, and
  Other operating expenses.

In addition, we allocate our research and development resources based on the business opportunity of the available projects, the skill mix of the resources available and the contractual commitments we have made to customers. In order to accelerate our time to market and because contract revenue was lower for the year ended December 31, 2008 compared to the same period in 2007, we directed more of our research and development work to internally funded projects compared to the same period last year. We have increased spending in research and development as part of our strategy to accelerate the time to market for products based on the PicoP. The increase in cost is primarily attributable to increases in payroll costs and contracted services.

We believe that a substantial level of continuing research and development expense will be required to develop additional commercial products using the light scanning technology. Accordingly, we anticipate our level of research and development spending will continue to be substantial.

Sales, Marketing, General and Administrative Expense.

                                                   2008       2007     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Sales, marketing, general and administrative    $  15,730  $  15,779  $     (49)      (0.3)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

We continue to aggressively manage these costs as part of our strategy to accelerate the development of PicoP-based products while controlling our cash used in operations.

Interest Income and Expense.

                                                   2008       2007     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Interest income                                 $   1,130  $   1,358  $    (228)     (16.8)

                                                   2008       2007     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Interest expense                                $      48  $     513  $    (465)     (90.6)

The decrease in interest income in 2008 from 2007 results primarily from lower interest rates on our investment securities compared to 2007.

In March and December 2005, we issued convertible notes (the "Notes") with an aggregate principal amount of $20 million. The last payment on the Notes was made in March 2007, resulting in a decrease in interest expense for the year ended December 31, 2008 compared to the same period in 2007.

Impairment of investment securities, available-for-sale.

                                                   2008       2007     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Impairment of investments, available-for-sale   $    (300) $       0  $    (300)          n/a

At December 31, 2008, our marketable securities portfolio included $3.0 million par value AAA rated student loan auction-rate securities ("SLARS"). Based on the length of the historical duration of failed SLARS auctions and significant uncertainty of the prospective duration of inactivity and lack of liquidity in the SLARS market, we determined that the estimated fair values of the SLARS were less than par value and the impairments were other-than- temporary. We used a discounted cash flow model, with rates adjusted for liquidity, to determine the estimated fair values of the SLARS as of December 31, 2008. We recorded an "impairment of investment securities, available-for- sale" of $300,000 for the period ended December 31, 2008.

Gain (Loss) on Derivative Instruments, Net.

                                                   2008       2007     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Gain (loss) on derivative instruments, net      $   2,196  $    (483) $   2,679     (554.7)

We issued warrants to purchase 2,302,000 shares of common stock in connection with the issuance of the Notes. The warrants met the definition of derivative instruments that must be accounted for as liabilities under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF 00-19"), because we cannot engage in certain corporate transactions affecting the common stock unless we made a cash payment to the holders of the warrants. In July 2008, warrants to purchase 750,000 shares of common stock expired unexercised. We record changes in the fair values of the warrants in the statement of operations each period. We valued the remaining warrants to purchase 1,552,000 shares of common stock at December 31, 2008 using the Black-Scholes option pricing model with the following assumptions: expected volatility of 72%; expected dividend yield of 0%; risk free interest rates ranging from 0.6% to 0.8%; and contractual lives ranging from 1.2 years to 1.9 years. The change in value of the warrants of $2.3 million in 2008 was recorded as a non-operating gain and is included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

Prior to December 9, 2008 we held warrants to purchase 170,500 shares of Lumera common stock. On December 9, 2008, Lumera merged with GigOptix, LLC and the combined company will conduct business as GigOptix, Inc. Our Lumera warrants were exchanged for warrants to purchase shares of the new company's common stock, after applying a 0.125 exchange ratio and exercise price escalation. As of December 31, 2008, the fair value of the warrants was determined to be zero and the change in value of $130,000 in 2008 was recorded as a loss to "Gain (loss) on derivative instruments, net."

Gain on sale of investment in Lumera.

Gain on sale of securities of equity investment:

                                                   2008       2007     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Gain on sale of investment in Lumera            $       0  $   6,606  $  (6,606)    (100.0)

During 2007, we sold 1,714,000 shares of Lumera common stock for gross proceeds of $8.7 million and we recorded a gain of $6.6 million.

As result of the merger discussed above, the 36,000 shares of Lumera common stock we held were exchanged for 5,000 shares of GigOptix common stock.

Income Taxes.

No provision for income taxes has been recorded because we have experienced net losses from inception through December 31, 2008. At December 31, 2008, we had net operating loss carry-forwards of approximately $217.6 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $4.3 million. The net operating loss carry forwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2009 to 2027 if not previously utilized. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our shareholders during any three-year period would result in a limitation on our ability to utilize a portion of our net operating loss carry-forwards. We have determined that such a change of ownership occurred during 1995 and that the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $761,000. An additional change of ownership occurred in 1996 and the annual limitation for losses generated in 1996 is approximately $1.6 million.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. We did not have any unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings. We did not have any unrecognized tax benefits at December 31, 2007 or at December 31, 2008.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2008 and 2007, we recognized no interest and penalties.

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

In May 2007, we announced that we had entered into a $3.2 million contract with the U.S. Air Force to provide a lightweight, see-through, full-color eyewear display prototype to the government. The contract, which continued a development activity with the Air Force, specified the development, design, verification, testing, and delivery of a lightweight, see-through full-color wearable display for evaluation by several DOD project offices.

Our backlog of development contracts at December 31, 2007 was $$2.0 million in government contracts and $1.8 million in commercial contracts compared to $5.2 million in government contracts and $1.6 million in commercial contracts at December 31, 2006.

Product Revenue.

                                                              % of                  % of
                                                             product               product
                                                   2007      revenue     2006      revenue   $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------  ---------  ---------
Bar code revenue                                $   1,393       94.5  $   1,589       89.9  $    (196)     (12.3)
Nomad revenue                                          81        5.5        179       10.1        (98)     (54.7)
                                                 ---------             ---------             ---------
Total product revenue                           $   1,474             $   1,768             $    (294)     (16.6)
                                                 =========             =========             =========

In May 2007, we announced the launch of ROV, our new bar code scanner product. We had planned to begin commercial shipments of ROV during the third quarter of 2007. During our Beta evaluation, we determined that ROV did not meet our quality standards and we delayed the launch of ROV production until we could correct the deficiencies. Commercial shipments of ROV began during the fourth quarter of 2007.

The decrease in bar code revenue in 2007 compared to 2006 was the result of the timing of the release of ROV. We believe that many of our customers were waiting for the availability of ROV before placing orders for our bar code scanning products.

The decrease in Nomad revenue was the result of our decision in June 2006 to no longer promote the Nomad product. The Nomad had not gained the commercial acceptance we had planned when it was introduced.

The backlog of product orders at December 31, 2007 was approximately $245,000, compared to $353,000 at December 31, 2006.

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

The increase in research and development expense in 2007 compared to 2006 was the result of our increased spending as part of our strategy to accelerate the time to market for products based on the PicoP. The increase in cost was primarily attributable to increases in payroll costs and contracted services.

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

In March and December 2005, we issued convertible notes (the "Notes") with an aggregate principal amount of $20 million. The last payment on the Notes was made in March 2007, resulting in a decrease in interest expense for the year ended December 31, 2007 compared to the same period in 2006.

Gain (Loss) on Derivative Instruments, Net.

The following table shows the gain on derivative instruments, net:

                                                   2007       2006     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Gain (loss) on derivative instruments, net      $    (483) $   1,627  $  (2,110)    (129.7)

In connection with the issuance of the Notes in 2005, we concluded that the note holders' right to convert all or a portion of the Notes into our common stock is an embedded derivative instrument as defined by FAS 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). We determine the value of the derivative features at each balance sheet date using the Black-Scholes option pricing model. We retired the Notes in March 2007 and decreased the value of the derivative feature to zero. The change in value of $68,000 from December 31, 2006 to the date of retirement of the Notes was recorded as a non-operating gain and is included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

We issued warrants to purchase 2,302,000 shares of common stock in connection with the issuance of the Notes. The warrants met the definition of derivative instruments that must be accounted for as liabilities under the provisions of EITF 00-19, because we cannot engage in certain corporate transactions affecting the common stock unless we made a cash payment to the holders of the warrants. We record changes in the fair values of the warrants in the statement of operations each period. We valued the warrants at December 31, 2007 using the Black-Scholes option pricing model with the following assumptions: expected volatility of 67%, expected dividend yield of 0%, risk free interest rates ranging from 3.05% to 3.07%, and contractual lives ranging from 0.6 years to 2.9 years. The change in value of the warrants of $85,000 in 2007 was recorded as a non-operating loss and is included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

At December 31, 2007, we held warrants to purchase 170,500 shares of Lumera common stock. Changes in the fair value of the warrants are recorded in the statement of operations each period. As of December 31, 2007, the warrants were valued using the Black-Scholes option pricing model with the following assumptions: expected volatility of 83%, expected dividend yield of 0%, risk free interest rate of 3.11%, and contractual life of 3.2 years. As of December 31, 2007, the fair value of the warrants decreased to $130,000 and the change in value of $465,000 in 2007 was recorded as a loss to "Gain (loss) on derivative instruments, net."

Equity in losses of Lumera and Gain on sale of securities of equity investment.

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

In 2006, we sold 2.9 million shares of our Lumera common stock for $12.2 million. We recorded a "Gain on sale of investment in Lumera" of approximately $8.7 million. In January 2006, we recorded a charge of $290,000 for our proportion of Lumera net loss for the period preceding the change in accounting method which resulted from the reduction of our ownership in Lumera.

During 2007, we sold 1,714,000 shares of Lumera common stock for gross proceeds of $8.7 million and we recorded a gain of $6.6 million. As of December 31, 2007, we owned 36,000 shares of Lumera common stock.

Income Taxes.

At December 31, 2007, we had net operating loss carry-forwards of approximately $200.0 million for federal income tax reporting purposes. In addition, we had research and development tax credits of $3.6 million.

Inducement for Conversion of Preferred Stock.

                                                   2007       2006     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Inducement for conversion of preferred stock    $       0  $  (3,076) $   3,076     (100.0)

In September 2004, we raised $10.0 million before issuance costs of $90,000 from the sale of 10,000 shares of Series A Convertible Preferred Stock and a warrant to purchase 362,000 shares of common stock. The preferred stock terms included a dividend of 3.5% per annum, payable quarterly in cash or registered common stock, at our election, subject to certain conditions.

The net cash proceeds of $9,910,000 were allocated to the preferred stock and the warrant based on the relative fair values of the securities. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: expected volatility of 75%, expected dividend yield of 0%, risk free interest rate of 3.4%, and contractual life of five years. Proceeds of $1.3 million were allocated to the warrant and recorded as an increase to additional paid-in capital.

Subsequent to the relative fair value allocation, the effective conversion price of the convertible preferred stock was less than the closing price of our common stock on the date of commitment to purchase the preferred stock, resulting in the recognition of a beneficial conversion feature in accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. This beneficial conversion feature was measured at $1.2 million, which represents the difference between the fair value of the common stock and the effective conversion price. The beneficial conversion feature was recorded as additional paid-in capital and a deemed dividend to preferred stockholders. It was amortized using the effective interest method over the three year stated life of the preferred stock. During 2005, we recorded $280,000 in dividends on the preferred stock and $303,000 in amortization of the beneficial conversion feature of the preferred stock.

In May 2006, we entered into a Conversion Agreement with the holders of our preferred stock. As consideration for converting 5,000 preferred shares, we issued a total of 1,353,066 shares of our common stock, $.001 par value, of which 565,000 shares were issued as an inducement to convert ("Incentive Shares"). The value of the Incentive Shares of $2.0 million together with unamortized discounts of $0.6 million and fees of $0.1 million were recorded as "Inducement for conversion of preferred stock" in the consolidated statement of operations.

In connection with the conversion, we agreed to register the Incentive Shares and to a 45-trading-day price protection provision. We determined that the price protection feature of the Incentive Shares included an embedded derivative feature as defined by FAS 133. We estimated the initial value of the derivative feature at conversion to be $401,000 using the Black-Scholes option pricing model with the following assumptions: expected volatility of 65%, dividend yield of 0%, risk free interest rate of 4.9%, and contractual life 0.3 years and recorded it as a non-operating expense included in "Inducement for conversion of preferred stock" in the consolidated statement of operations. The value of the price protection feature fluctuated with the value of our common stock and, to a lesser extent, with changes in valuation variables. In August 2006, the Company determined and recorded the final value and paid the liability of $1,074,000. The change in estimated fair value of the derivative feature of $673,000 was included as a non-operating expense in "Gain (loss) on Derivative instruments, net".

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues and product sales. In July 2008, we received $26.0 million, before issuance costs, from the issuance of 11,172,000 shares of our common stock and warrants exercisable for 6,703,000 shares of our common stock at $3.60 per share. At December 31, 2008, we had $28.2 million in cash, cash equivalents, and investment securities, available-for-sale. Our cash, cash equivalents, and investment securities available-for-sale balance includes $2.7 million in auction rate securities ("ARS"). There is currently no established market for these ARS and if we were required to sell them in a short period of time we may receive less than our book value for them.

Our operating plan for 2009 includes the launch of our first accessory product, further development of the PicoP display engine for embedded applications and further development of automotive HUD and eyewear applications. In order to fully fund our product launch and our other development efforts, we will require additional capital in 2009. We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available in the next several months to fully implement our plan we will begin to reduce the scope of our business to extend our operations as we pursue other financing opportunities and business relationships. This reduction in scope could include delaying product launch and development projects resulting in reductions in staff, operating costs, capital expenditures and investment in research and development. With these adjustments to our operating plan, we believe we currently have sufficient cash, cash equivalents, and investment securities to fund operations through at least February 28, 2010.

Cash used in operating activities totaled $31.2 million during 2008, compared to $21.3 million during 2007. During 2008, the increased cash outlay was primarily driven by the acceleration of research and development activities on our PicoP and related technologies for planned PicoP and other product applications. The balance of the change was largely due to lower contract revenue in 2008 than in 2007.

We had the following material gains and charges, and changes in assets and liabilities during the year ended December 31, 2008.

  "(Gain) loss on derivative instruments" In connection with the issuances of our Notes in 2005, we issued warrants to purchase 2,302,000 shares of our common stock, which are accounted for as derivative security liabilities according to guidance in EITF 00-19. The value of the warrants fluctuates with our common stock price and the decreasing lives of the warrants as they approach expiration. The net decrease in our stock price during 2008 combined with decreasing terms to expiration resulted in a $2.3 million non-cash non-operating gain recorded in "(Gain) loss on derivative instruments, net" on the consolidated statements of operations and a non- cash adjustment in operating cash flows recorded to "(Gain) loss on derivative instruments" on the consolidated statements of cash flows. We record the fair values of the warrants in "Liability associated with common stock warrants" on the consolidated balance sheets. The valuation assumptions and method are detailed in the Results of Operations section above.
  "Accounts receivable, net" Our accounts receivable decreased by approximately $1.3 million from the end of 2007 due to lower contract revenue near the end of 2008.
  "Billings in excess of costs and estimated earnings on uncompleted contracts" We ended 2008 with $908,000 less than 2007. This was mostly a result of receiving a $500,000 advance cash payment from a customer in December 2007 for contract revenue work performed in January 2008. The balance of the decrease is associated with completing contracts in the third quarter of 2008 and lower contract revenue near the end of 2008.
  "Inventory" Ending inventory increased by $764,000 over 2007 as a result of the timing of our production schedule for ROV and lower than expected sales volumes. We value inventory at the lower of cost or market with cost determined on a weighted average cost basis. The following table shows the composition of the inventory at December 31, 2008 and 2007:

                                                       December 31,   December 31,
                                                           2008           2007
                                                       -------------  ------------
Raw materials                                         $      45,000  $    122,000
Work in process                                                  --        10,000
Finished goods                                            1,480,000       629,000
                                                       -------------  ------------
                                                      $   1,525,000  $    761,000
                                                       =============  ============

Investing Activities

Cash provided by investing activities totaled $19.0 million in 2008 compared to cash used in investing activities of $14.2 million in 2007. We invested the proceeds from our July 2008 issuance of common stock and warrants of $26.0 million, before issuance fees, into money market accounts and short term investments. As a result, the purchases and sales of these investments appear in cash and cash equivalents changes instead of in investing activities on the consolidated statements of cash flows. Cash provided by investing activities in 2008 was generated from the net sales of investment securities to fund continuing operations which were purchased in 2007. The 2007 net purchases in investing activities of $22.3 million were made with proceeds from the call of our publicly traded warrants and sale of Lumera common stock.

Financing Activities

Cash provided by financing activities totaled $24.3 million in 2008, compared to $34.4 million in 2007, largely as a result of the relative sizes of our financing transactions completed in 2008 and 2007, coupled with cash payments totaling $1.4 million in 2007 to retire our Notes. The following is a list of our securities issuances during 2008, 2007 and 2006.

  In July 2008, we raised an aggregate of $26.0 million before issuance costs of approximately $2.0 million through a registered direct public offering of 11.2 million shares of our common stock and warrants to purchase 6.7 million shares of our common stock. The warrants have an exercise price of $3.60 per share, a five year term, and are not exercisable for one year from the date of issuance. The warrants are callable after one year from the date of issuance if the average closing bid price of our stock is over $7.20 for any 20 consecutive trading days. The warrants are listed on the NASDAQ Global Market under the ticker "MVISW."
  In June 2007, we called our publicly traded warrants issued as part of a 2006 mid-year financing transaction. The warrant holders had until July 6, 2007 to exercise their warrants or the warrants would expire. We received $34.1 million from the exercise of 12,855,000 warrants.
  In November 2006, we raised $7.9 million before issuance costs of $779,000 through an underwritten public offering of 3,318,000 shares of our common stock.
  In June and July 2006, we raised an aggregate of $27.1 million before issuance costs of $2.2 million through an underwritten public offering of 11.6 million shares of our common stock and warrants to purchase 12.4 million shares of our common stock. In connection with the offering, we also issued the underwriter a warrant to acquire 537,500 warrants, identical to those sold in the offering, at an exercise price of $0.16 per warrant. The underwriter exercised the warrants for warrants in connection with the call in June 2007.

The following is a list of scheduled payments we made in connection with our Notes during 2007 and 2006.

  During 2007:

  •   cash payments of $1.4 million in principal and $28,000 in interest, and
  •   issued 459,000 shares of our common stock in payment of $1.4 million in principal and $21,000 in interest.

  During 2006:

  •   cash payments of $9.6 million in principal and $722,000 in interest, and
  •   issued 1.4 million shares of our common stock in payment of $1.7 million in principal and $88,000 in interest.

We may also raise cash through future sales of our common or preferred stock, warrants, and issuance of debt securities or through other borrowings. Should expenses exceed the amounts budgeted in our current operating plan, we may require additional cash earlier than expected to further the development of our technology, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. Our operating plan also provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments. There can be no assurance that additional financing will be available to us or, if available, it will be available on acceptable terms on a timely basis. If adequate funds are not available to satisfy either short-term or long-term capital requirements or planned revenues are not generated, we may be required to limit our operations substantially. This limitation of operations may include reductions in staff and discretionary costs, which may include non- contractual research costs. Our cash requirements will depend on many factors, including, but not limited to, the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce products incorporating our technology and the market acceptance and competitive position of such products.

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

In order to maintain our exclusive rights under our license agreement with the University of Washington, we are obligated to make royalty payments to the University of Washington with respect to the Virtual Retinal Display technology. If we are successful in establishing original equipment manufacturer co- development and joint venture arrangements, we expect our partners to fund certain non-recurring engineering costs for technology development and/or for product development. Nevertheless, we expect our cash requirements to remain high as we expand our activities and operations with the objective of commercializing our light scanning technology.

The following table lists our contractual obligations (in thousands):

                                                                      Payments Due By Period
                                               ------------------------------------------------------------------
                                               Less than 1 year    1-3 years        3-5 years     More than 5 years  Total
                                               ---------------  ---------------  ---------------  ---------------  ---------
Contractual Obligations:
Open purchase obligations *                   $         3,991  $           104  $            74  $            --  $   4,169
Minimum payments under capital leases                      47               48               --               --         95
Minimum payments under operating leases                   844            1,774            1,502               --      4,120
Minimum payments under long-term debt                     103              206              172               --        481
Minimum payments under research, royalty
 and licensing agreements                                 735            1,733            1,733               --  +   4,201
                                               ---------------  ---------------  ---------------  ---------------  ---------
    Total                                     $         5,720  $         3,865  $         3,481  $            --  $  13,066
                                               ===============  ===============  ===============  ===============  =========

* Open purchase obligations represent commitments to purchase inventory, materials, capital equipment, maintenance agreements and other goods used in the normal operation of our business.

+ License and royalty obligations continue through the lives of the underlying patents, which is currently through at least 2017.

New accounting pronouncements

In October 2008, the FASB released a FASB Staff Position, FSP FAS 157-3- Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active, to clarify the application of the provisions of FAS 157 in an inactive market. Implementing of this standard upon its issuance did not have a material impact on our consolidated financial position and results of operations.

In February 2008, the FASB released a FASB Staff Position, FSP FAS 157-2- Effective Date of FASB Statement No. 157, which delays the effective date of FAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. We are currently assessing the financial impact of FSP FAS 157-2 on our financial statements.

In June 2007, the EITF reached a final consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements ("EITF 07-1"). EITF 07-1 discusses how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the participants, how an entity should characterize payments made between participants and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently assessing the financial impact of EITF 07-1 on our financial statements.

Subsequent Events

During January 2009, we terminated 9 employees or approximately 5% of our workforce. We will record an expense of approximately $202,000 related to the severance agreements for these employees in the first quarter of 2009. We accounted for the cost associated with the work force reduction in accordance with FAS 146-Accounting for Costs Associated with Exit or Disposal Activities, which requires that the liability for the costs associated with the exit or disposal activity be recognized and measured at fair value in the period in which the liability is incurred.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of the end of 2008, 90% of our total cash, cash equivalents and investment securities available-for-sale have variable interest rates or are very short-term discount notes traded in active markets. Therefore, we believe our exposure to the market and interest rate risk is not material. The remaining 10% is composed of $3.0 million par student loan auction-rate securities ("SLARS"). Our SLARS are highly rated long-term bonds and are structured with variable interest rate resets to be determined via a Dutch Auction process every 28 days. However, beginning in February 2008 as global credit markets deteriorated significantly, each auction has failed rendering the SLARS temporarily illiquid through the auction process and adverse credit market conditions have resulted in inactive secondary ARS markets. Given the adverse credit market conditions, the fair value of the principal of these bonds has become affected by changes in interest rates, the spread between short and long rates, and credit market liquidity. As a result, in the quarter ended September 30, 2008, we estimated that the fair value of our SLARS was approximately $2.7 million and that the $300,000 adjustment was other than temporary. If market conditions worsen, we may have to further adjust the estimated fair value of the SLARS, including additional charges to earnings if we believe the adjustment is other than temporary. In the event we need access to the funds invested in the SLARS, we could be required to sell these securities at an amount below our original purchase value. Any of these events could affect our consolidated financial condition, results of operations and cash flows. However, based on our current operating plan and ability to access our $25.5 million held in cash and cash equivalents and other highly liquid investments held as of December 31, 2008, we do not expect to be required to sell these securities materially below their current estimated value.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of December 31, 2008, our cash and cash equivalents and investments available-for-sale securities portfolio are comprised of short-term highly rated money market funds and commercial paper, and the SLARS.

The values of cash equivalents and investment securities, available-for-sale by maturity date as of December 31, 2008, are as follows (rounding problem in table):

                                             Amount      Percent
                                          ------------  ---------
Cash and cash equivalents                $ 16,173,000       57.3%
Less than one year                          9,365,000       33.1
One to two years                                   --         --
Greater than five years                     2,700,000        9.6
                                          ------------  ---------
                                         $ 28,238,000      100.0%
                                          ============  =========

Foreign Exchange Rate Risk

All of our development contract payments are made in U.S. dollars. However, in the future we may enter into additional development contracts in foreign currencies that may subject us to foreign exchange rate risk. We intend to enter into foreign currency hedges to offset material exposure to currency fluctuations when we can adequately determine the timing and amounts of the foreign currency exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	XX

Consolidated Balance Sheets as of December 31, 2008 and 2007	XX

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	XX

Consolidated Statements of Mandatory Redeemable Convertible Preferred Stock and Shareholders' Equity (Deficit) for the years ended December 31, 2008, 2007 and 2006	XX

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2008, 2007 and 2006	XX

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	XX

Notes to Consolidated Financial Statements	XX

Valuation and Qualifying Accounts and Reserves Schedule	XX

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Shareholders of Microvision, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, mandatory redeemable convertible preferred stock and shareholders' equity, comprehensive loss and cash flows present fairly, in all material respects, the financial position of Microvision, Inc. at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Seattle, Washington
March 5, 2009

Microvision, Inc.

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

                                                                                            December 31,
                                                                                       ----------------------
                                                                                          2008        2007
                                                                                       ----------  ----------
Assets
Current assets
  Cash and cash equivalents                                                           $   25,533  $   13,399
  Investment securities, available-for-sale                                                2,705      22,411
  Accounts receivable, net of allowances of $57 and $123                                     537       1,885
  Costs and estimated earnings in excess of billings on uncompleted contracts                695         443
  Inventory                                                                                1,525         761
  Other current assets                                                                       889       1,180
                                                                                       ----------  ----------
    Total current assets                                                                  31,884      40,079

  Property and equipment, net                                                              3,701       4,047
  Restricted investments                                                                   1,332       1,125
  Other assets                                                                                47          47
                                                                                       ----------  ----------
      Total assets                                                                    $   36,964  $   45,298
                                                                                       ==========  ==========

Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                                                    $    3,487  $    2,146
  Accrued liabilities                                                                      3,545       4,154
  Billings in excess of costs and estimated earnings on uncompleted contracts                 62         970
  Liability associated with common stock warrants                                            331       2,657
  Current portion of capital lease obligations                                                41          44
  Current portion of long-term debt                                                           71          65
                                                                                       ----------  ----------
    Total current liabilities                                                              7,537      10,036

  Capital lease obligations, net of current portion                                           45          88
  Long-term debt, net of current portion                                                     322         393
  Deferred rent, net of current portion                                                    1,409       1,720
                                                                                       ----------  ----------
    Total liabilities                                                                      9,313      12,237
                                                                                       ----------  ----------

Commitments and contingencies                                                                 --          --

Shareholders' Equity
  Common stock, par value $.001; 125,000 shares authorized; 68,080 and
  56,730 shares issued and outstanding                                                        68          57
  Additonal paid-in capital                                                              319,662     292,374
  Accumulated other comprehensive income (loss)                                              (38)         51

  Accumulated deficit                                                                   (292,041)   (259,421)
                                                                                       ----------  ----------
    Total shareholders' equity                                                            27,651      33,061
                                                                                       ----------  ----------
      Total liabilities and shareholders' equity                                          36,964      45,298
                                                                                       ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

Microvision, Inc.

Consolidated Statements of Operations
(in thousands, except share and per share amounts)

                                                                                               Years Ended December 31,
                                                                                         ----------------------------------
                                                                                            2008        2007        2006
                                                                                         ----------  ----------  ----------
Contract revenue                                                                        $    4,874  $    9,010  $    5,275
Product revenue                                                                              1,737       1,474       1,768
                                                                                         ----------  ----------  ----------
Total revenue                                                                                6,611      10,484       7,043
                                                                                         ----------  ----------  ----------

Cost of contract revenue                                                                     1,708       4,916       3,398
Cost of product revenue                                                                      2,143       1,690       4,768
                                                                                         ----------  ----------  ----------
Total cost of revenue                                                                        3,851       6,606       8,166
                                                                                         ----------  ----------  ----------
    Gross margin                                                                             2,760       3,878      (1,123)
                                                                                         ----------  ----------  ----------

Research and development expense                                                            22,575      14,944      10,715
Sales, marketing, general and administrative expense                                        15,730      15,779      17,362
Gain on disposal of fixed assets                                                                (5)       (117)       (198)
                                                                                         ----------  ----------  ----------
Total operating expenses                                                                    38,300      30,606      27,879
                                                                                         ----------  ----------  ----------
Loss from operations                                                                       (35,540)    (26,728)    (29,002)

Interest income                                                                              1,130       1,358         719
Interest expense                                                                               (48)       (513)     (5,753)
Impairment of investment securities, available-for-sale                                       (300)         --          --
Gain (loss) on derivative instruments, net                                                   2,196        (483)      1,627
Other expense                                                                                  (58)        (27)        (23)
                                                                                         ----------  ----------  ----------
Net loss before Lumera transactions                                                        (32,620)    (26,393)    (32,432)

Equity in losses of Lumera                                                                      --          --        (290)
Gain on sale of investment in Lumera                                                            --       6,606       8,738
                                                                                         ----------  ----------  ----------
Net loss                                                                                   (32,620)    (19,787)    (23,984)

Stated dividend on mandatorily redeemable convertible preferred stock                           --          --         (59)
Accretion to par value of preferred stock                                                       --          --        (138)
Inducement for conversion of preferred stock                                                    --          --      (3,076)
                                                                                         ----------  ----------  ----------
Net loss available for common shareholders                                              $  (32,620) $  (19,787) $  (27,257)
                                                                                         ==========  ==========  ==========
Net loss per share basic and diluted                                                    $    (0.53) $    (0.40) $    (0.81)
                                                                                         ==========  ==========  ==========

Weighted-average shares outstanding basic and diluted                                       61,643      49,963      33,572
                                                                                         ==========  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

Microvision, Inc.

Consolidated Statements of Mandatorily Redeemable Convertable Preferred Stock and Shareholders' Equity
(in thousands, except share amounts)

                                                                                                               Shareholders' Equity (Deficit)
                                                           Mandatorily     -----------------------------------------------------------------------------------------------------------
                                                           redeemable     |
                                                          convertible     |                                                 Receivables   Accumulated
                                                         preferred stock  |    Common Stock      Additional                    from          other                         Total
                                                       -------------------|-------------------     paid-in      Deferred      related    comprehensive  Accumulated    Shareholders'
                                                        Shares    Amount  | Shares   Par Value     capital     Compensation   parties       income        deficit     Equity (Deficit)
                                                       --------  ---------|--------  ---------  -------------  -----------  -----------  -------------  ------------  ----------------
Balance at December 31, 2005                                 5  $   4,166 | 25,138  $      25  $     212,993  $       (85) $      (792) $          --  $   (215,650) $         (3,509)
Amortization of share-based compensation                                  |                            1,740           85                                                       1,825
Exercise of warrants and options                                          |     16                        44                                                                       44
Sales of common stock and warrants                                        |
 (net of issuance costs of $3.0 million)                                  | 14,867         15         32,015           --                                                      32,030
Conversion of preferred stock                               (5)    (5,000)|    786          1          4,999                                                                    5,000
Inducement to preferred shareholders                                      |                           (2,379)                                                                  (2,379)
Unamortized discount and offering costs                                   |
 on preferred stock                                                   419 |                             (419)                                                                    (419)
Issuance of common stock and change in                                    |
  warrant value to preferred shareholders                                 |    565          1          1,978                                                                    1,979
Beneficial conversion feature of                                          |
 mandatorily redeemable convertible preferred stock                   278 |                             (278)                                                                    (278)
Non-cash accretion on mandatorily redeemable convertible                  |
 preferred stock                                                      137 |                             (137)                                                                    (137)
Issuance of common stock for payment on senior                            |
 secured exchangeable convertible notes                                   |  1,466          1          1,966                                                                    1,967
Issuance of common stock for payment of interest on senior                |
 secured exchangeable convertible notes                                   |     67                        88                                                                       88
Issuance of common stock on preferred dividend                            |     16                        59                                                                       59
Dividend on preferred stock                                               |                              (59)                                                                     (59)
Warrants to purchase Lumera common stock                                  |                              476                                                                      476
Allowance for doubtful accounts on receivables from                       |
  related parties                                                         |                                                        542                                            542
Other comprehensive income                                                |                                                                     8,619                           8,619
Net loss                                                                  |                                                                                 (23,984)          (23,984)
                                                       --------  ---------|--------  ---------  -------------  -----------  -----------  -------------  ------------  ----------------
Balance at December 31, 2006                                --         -- | 42,921         43        253,086           --         (250)         8,619      (239,634)           21,864
Amortization of share-based compensation                                  |                            1,886                                                                    1,886
Exercise of warrants and options                                          | 13,350         13         35,883                                                                   35,896
Sales of common stock and warrants                                        |                              130           --                                                         130
Issuance of common stock for payment on senior                            |
 secured exchangeable convertible notes                                   |    452          1          1,367                                                                    1,368
Issuance of common stock for payment of interest on senior                |
 secured exchangeable convertible notes                                   |      7                        22                                                                       22
Sale of Lumera stock held as collateral on receivables                    |
  from related parties                                                    |                                                        227                                            227
Allowance for doubtful accounts on receivables from                       |
  related parties                                                         |                                                         23                                             23
Other comprehensive income                                                |                                                                    (8,568)                         (8,568)
Net loss                                                                  |                                                                                 (19,787)          (19,787)
                                                       --------  ---------|--------  ---------  -------------  -----------  -----------  -------------  ------------  ----------------
Balance at December 31, 2007                                --         -- | 56,730         57        292,374           --           --             51      (259,421)           33,061
Amortization of share-based compensation                                  |     35                     2,857                                                                    2,857
Exercise of warrants and options                                          |    143         --            388                                                                      388
Sales of common stock and warrants                                        | 11,172         11         24,043                                                                   24,054
Other comprehensive income                                                |                                                                       (89)                            (89)
Net loss                                                                  |                                                                                 (32,620)          (32,620)
                                                       --------  ---------|--------  ---------  -------------  -----------  -----------  -------------  ------------  ----------------
Balance at December 31, 2008                                --  $      -- | 68,080  $      68  $     319,662  $        --  $        --  $         (38) $   (292,041) $         27,651
                                                       ========  ========= ========  =========  =============  ===========  ===========  =============  ============  ================

The accompanying notes are an integral part of these consolidated financial statements.

Microvision, Inc.

Consolidated Statements of Comprehensive Loss
(in thousands)

                                                                                               Years Ended December 31,
                                                                                         ----------------------------------
                                                                                            2008        2007        2006
                                                                                         ----------  ----------  ----------
Net loss                                                                                $  (32,620) $  (19,787) $  (23,984)
                                                                                         ----------  ----------  ----------
Other comprehensive gain (loss)
    Unrealized gain (loss) on investment securities, available-for-sale:
        Unrealized holding gain (loss) arising during period                                   (89)     (1,962)     17,357
        Less: reclassification adjustment for gains realized in net loss                        --      (6,606)     (8,738)
                                                                                         ----------  ----------  ----------
        Net unrealized gain (loss)                                                             (89)     (8,568)      8,619
                                                                                         ----------  ----------  ----------
Comprehensive loss                                                                      $  (32,709) $  (28,355) $  (15,365)
                                                                                         ==========  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

Microvision, Inc.

Consolidated Statements of Cash Flows
(in thousands)

                                                                                              Years Ended December 31,
                                                                                         -------------------------------
                                                                                           2008       2007       2006
                                                                                         ---------  ---------  ---------
Cash flows from operating activities
  Net loss                                                                              $ (32,620) $ (19,787) $ (23,984)
  Adjustments to reconcile net loss to net cash used in operations:
    Depreciation                                                                              989        953      1,218
    Gain on disposal of fixed assets                                                           (5)      (117)      (198)
    Non-cash expenses related to issuance of stock, warrants, and options,
     and amortization of deferred compensation                                              2,831      1,897      1,825
    Non-cash interest expense, net                                                             --        371      4,753
    Loss (gain) on derivative instruments                                                  (2,196)       482     (1,627)
    Impairment of short-term investment securities                                            300         --         --
    Inventory write-downs                                                                     475         84      1,181
    Allowance for receivables from related parties                                           (241)        23        542
    Equity in losses of Lumera                                                                 --         --        290
    Gain on sale of investment in Lumera                                                       --     (6,606)    (8,738)
    Net accretion of discount on short-term investments                                       (97)       (80)        --
    Increase in deferred rent                                                                  --         --      1,042
    Non-cash deferred rent                                                                   (275)      (277)      (231)
  Change in:
    Accounts receivable                                                                     1,348       (719)       214
    Costs and estimated earnings in excess of billings on uncompleted contracts              (252)       122        639
    Inventory                                                                              (1,239)       198     (1,465)
    Other current assets                                                                      184        408        121
    Other assets                                                                               --         (6)        83
    Accounts payable                                                                        1,188        461       (689)
    Accrued liabilities                                                                      (642)       515     (1,139)
    Billings in excess of costs and estimated earnings on uncompleted contracts              (908)       770        149
                                                                                         ---------  ---------  ---------
      Net cash used in operating activities                                               (31,160)   (21,308)   (26,014)
                                                                                         ---------  ---------  ---------
Cash flows from investing activities
  Sales of investment securities                                                           20,400      7,200         --
  Purchases of investment securities                                                         (986)   (29,504)        --
  Sales of restricted investment securities                                                    --      2,329      1,100
  Purchases of restricted investment securities                                              (350)    (2,329)      (268)
  Decrease in restricted investment                                                           143        143         --
  Decrease in restricted cash                                                                  --         --        755
  Collections of receivables from related parties                                             241        227         --
  Sale of long-term investment - Lumera                                                        --      8,637     12,142
  Proceeds on sale of property and equipment                                                    5        117        200
  Purchases of property and equipment                                                        (495)    (1,058)    (2,152)
                                                                                         ---------  ---------  ---------
      Net cash provided by (used in) investing activities                                  18,958    (14,238)    11,777
                                                                                         ---------  ---------  ---------
Cash flows from financing activities
  Principal payments under capital leases                                                     (41)       (45)       (40)
  Principal payments under long-term debt                                                     (65)       (58)       (55)
  Increase in long-term debt                                                                   --         --        536
  Payments on notes payable                                                                    --     (1,400)    (9,600)
  Payment of embedded derivative feature of preferred stock conversion                         --         --     (1,074)
  Payment of preferred dividend                                                                --         --        (43)
  Net proceeds from issuance of common stock and warrants                                  24,442     35,896     32,205
                                                                                         ---------  ---------  ---------
      Net cash provided by financing activities                                            24,336     34,393     21,929
                                                                                         ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents                                       12,134     (1,153)     7,692
Cash and cash equivalents at beginning of period                                           13,399     14,552      6,860
                                                                                         ---------  ---------  ---------
Cash and cash equivalents at end of period                                              $  25,533  $  13,399     14,552
                                                                                         =========  =========  =========

Supplemental disclosure of cash flow information
Cash paid for interest                                                                  $      48  $      92  $     786
                                                                                         =========  =========  =========

Supplemental schedule of non-cash investing and financing activities
Property and equipment acquired under capital leases                                    $      --  $      --  $      80
                                                                                         =========  =========  =========
Other non-cash additions to property and equipment                                      $     199  $      46  $     115
                                                                                         =========  =========  =========
Conversion of preferred stock into common stock                                         $      --  $      --  $   4,417
                                                                                         =========  =========  =========
Issuance of common stock for payment of principal and interest on senior
   secured exchangeable convertible notes                                               $      --  $   1,388  $   1,755
                                                                                         =========  =========  =========
Conversion of convertible debt into common stock                                        $      --  $      --  $     344
                                                                                         =========  =========  =========
Inducement for conversion of preferred stock                                            $      --  $      --  $   3,076
                                                                                         =========  =========  =========

The accompanying notes are an integral part of these financial statements.

1. The Company

Microvision is developing compact, low power, high-resolution display and imaging systems based on its integrated photonics module technology platform. Microvision's technology has potential applications for a broad range of consumer, automotive, medical, industrial, and military products. The Company's proprietary technology platform combines bi-axial Micro-Electrical Mechanical system (MEMS) light scanning technologies, lasers, optics, electronics, with its system controls expertise to produce compact display or imaging solutions that the Company anticipates will lead to introduction of new applications and products in the consumer and automotive markets. Historically, Microvision has entered into development agreements with commercial and U.S. government customers to develop applications using its light scanning technologies. Microvision has one commercially marketed product, ROV, a hand-held bar code scanner that incorporates the Company's proprietary MEMS technology.

Microvision's strategy is to design, develop and supply a proprietary display engine called PicoP™, an ultra-miniature video projector capable of producing large, color rich, high resolution images that is small and low power enough to be embedded directly into mobile devices, such as cell phones. Microvision is also marketing PicoP-based miniature projection engines to original equipment manufacturers (OEMs) to be embedded into a variety of consumer products. The primary goal for consumer display applications is to provide users with a large screen, high resolution viewing experience from their mobile devices.

Microvision is currently developing a small accessory projector that would be the first commercial product based on its PicoP display engine. The accessory projector is expected to display images from a variety of video sources including cell phones, portable media players, PDAs, gaming consoles, laptop computers, digital cameras, and other consumer electronics products. It would allow users to watch movies, play videos, and display photos and other data onto a variety of flat or curved surfaces. Microvision expects that the accessory product will be commercially available during 2009.

The PicoP display engine, with some modification, could be embedded into a vehicle or integrated into a portable standalone aftermarket device to create a head-up display (HUD) that could project point-by-point navigation, critical operational, safety and other information important to the vehicle operator. In working with Tier 1 suppliers, the Company has produced prototypes that demonstrate the PicoP's ability to project onto an automobile windshield a high-resolution image readable during day or night. The Company believes that the PicoP display engine could also be modified to be embedded into a pair of glasses to provide a mobile user with a see-through or occluded personal display to view movies, play games or access other content. The Company has worked with the U.S. government and commercial customers to further develop the optical design and integration of the PicoP display engine for wearable applications such as helmet mounted displays and full color see-through eyewear.

Microvision has incurred significant losses since inception. The Company's operating plan for 2009 includes the launch of its first accessory product, further development of the PicoP display engine for embedded applications and further development of HUD and eyewear applications. The Company will require additional capital in 2009 to fully fund its product launch and its other development efforts.

Microvision's operating plan calls for the addition of sourcing, technical and other staff and the purchase of additional laboratory and production equipment. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which it can, directly or through arrangements with OEMs, introduce products incorporating the PicoP display engine and image capture technologies and the market acceptance and competitive position of such products, the progress of its research and development program, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments and the ability of the Company to establish cooperative development, joint venture and licensing arrangements. If revenues are less than anticipated, if the level and mix of revenues vary from anticipated amounts and allocations or if expenses exceed the amounts budgeted, the Company may require additional capital earlier than expected to further the development of its technologies, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. In addition, the Company's operating plan provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by Microvision.

The Company plans to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional financing will be available to the Company or that, if available, it will be available on terms acceptable to the Company or on a timely basis. If adequate funds are not available in the next several months to fully implement its plan, or planned revenues are not generated, the Company will begin to reduce the scope of its business to extend its operations as it pursues other financing opportunities and business relationships. This reduction in scope could include product launch and delaying projects resulting in reductions in staff and operating costs as well as reductions in capital expenditures and investment in research and development. With these adjustments to its operating plan, the Company believes it currently has sufficient cash, cash equivalents, and investment securities to fund operations through at least February 28, 2010.

2. Summary of significant accounting policies

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's management has identified the following areas where significant estimates and assumptions have been made in preparing the financial statements: revenue recognition, valuation of auction-rate securities ("ARS"), allowance for uncollectible receivables and management loans, inventory valuation and valuation of derivative financial instruments.

Principles of consolidation

The consolidated financial statements include Microvision and equity investments in which Microvision has the ability to exercise significant influence but does not have voting control.

Cash and cash equivalents; investment securities, available-for-sale; and fair value of financial instruments

The Company's financial instruments include cash and cash equivalents, investments available-for-sale, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying value of cash and cash equivalents, investments available-for-sale other than ARS, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturities. In the case of the ARS, the carrying value approximates fair value due to an other than temporary impairment adjustment. The carrying amount of long-term debt at December 31, 2008 and 2007 was not materially different from the fair value based on rates available for similar types of arrangements.

The Company accounts for investment securities in accordance with the provisions of Statement of Financial Accounting Standards ("FAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115") and FAS No. 157, Fair Value Measurements ("FAS 157"). FAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for investments in debt securities. FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FAS 157 was issued in September 2006 and the Company's adoption of FAS 157 effective January 1, 2008 for financial assets and liabilities did not have a material impact on its consolidated financial position, results of operations or cash flows.

Included in the FAS 157 framework is a three level valuation inputs hierarchy with Level 1 being inputs and transactions that can be effectively fully observed by market participants spanning to Level 3 where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company. The Company discloses the lowest level input significant to each category of asset or liability valued within the scope of FAS 157 and the valuation method as exchange, income or use. The Company uses inputs which are as observable as possible and the methods most applicable to the specific situation of each company or valued item.

In accordance with FAS 115 and related guidance, the Company considers fair valued assets impaired when the value is less than cost. When the impairment is significant, the Company judges whether the impairment is temporary or other-than-temporary. A significant impairment is generally considered other-than-temporary in the period when there is deemed sufficient reason to conclude that the fair value of the asset is not expected to fully recover prior to the expected time of sale or maturity.

The Company's cash equivalents and investment securities available-for-sale are comprised of U.S. government and agency securities, corporate debt and, since 2007, ARS. The Company classifies investment securities available-for-sale purchased with 90 days or less remaining until contractual maturities as cash equivalents. Investment securities purchased with more than 90 days until contractual maturities are classified as current investment securities available-for-sale on the consolidated balance sheet with unrealized gains and losses included in the consolidated statement of comprehensive loss. Interest income, realized gains and losses, and other-than-temporary impairments are recognized in the period earned or incurred and presented separately in the consolidated statement of operations. Changes in the fair values of derivatives are realized in the period of remeasurement and recorded in Gain (loss) on derivative instruments, net in the consolidated statement of operations. The cost of securities sold is based on the specific identification method.

Inventory

Inventory consists of raw material, work in process and finished goods for the Company's ROV and Flic products. Inventory is recorded at the lower of cost or market with cost determined using the weighted-average method. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, Microvision reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through normal production during the next twelve months.

Restricted investments

As of December 31, 2008, restricted investments were in money market funds and serve as collateral for $1.3 million in irrevocable letters of credit. Two letters of credit totaling $982,000 are outstanding in connection with a lease agreement for the corporate headquarters building in Redmond, WA. The required balance decreases over the term of the lease, which expires in 2013. In addition, a $350,000 letter of credit is outstanding under the terms of a supplier agreement.

Property and equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (two to five years) using the straight-line method. Leasehold improvements are depreciated over the shorter of estimated useful lives or the lease term.

Revenue recognition

Revenue has primarily been generated from contracts for further development of the light scanning technology and to produce demonstration units for commercial enterprises and the U.S. government. We recognize contract revenue as work progresses on long-term cost plus fixed fee and fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Our revenue contracts generally include a statement of the work we are to complete and the total fee we will earn from the contract. When we begin work on the contract and at the end of each accounting period, we work with the members of our technical team to estimate the labor and material and other cost required to complete the statement of work compared to cost incurred to date. We use information provided by project managers, vendors, outside consultants and others as we deem necessary to develop our cost estimates. Since our contracts generally require some level of technology development to complete, the actual cost required to complete a statement of work can vary from our estimated cost to complete. We have developed processes that allow us to make reasonable estimates of the cost to complete a contract. Historically, we have made only immaterial revisions in the estimates to complete the contract at each reporting period. Recognized revenues are subject to revisions as the contract progresses to completion and actual revenue and cost become certain. Revisions in revenue estimates are reflected in the period in which the facts that give rise to the revision become known. In the future, revisions in these estimates could significantly impact recognized revenue in any one reporting period. The U.S. government can terminate a contract with the Company at any time for convenience. If the U.S. government cancels a contract, we would receive payment for work performed and costs committed to prior to the cancellation.

The Company recognizes losses, if any, as soon as identified. Losses occur when the estimated direct and indirect costs to complete the contract exceed unrecognized revenue. The Company evaluates the reserve for contract losses on a contract-by-contract basis.

Revenue from product shipments is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition. Revenue is recognized when the product is shipped, there is sufficient evidence of an arrangement, the selling price is fixed or determinable and collection is reasonably assured. Revenue for product shipments with acceptance provisions is recognized upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. Provisions are made for warranties at the time revenue is recorded. Warranty expense was not material for any periods presented.

Concentration of credit risk and sales to major customers

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash equivalents, investment securities available-for-sale and accounts receivable. The Company typically does not require collateral from its customers. The Company has an investment policy that generally directs investment managers to select investments to achieve the following goals: preservation of principal, adequate liquidity and return. As of December 31, 2008, the Company's cash and cash equivalents and investments available-for-sale securities portfolio are comprised of short-term highly rated money market funds and commercial paper, and the student loan ARS ("SLARS").

As of December 31, 2008 and 2007, the Company held $3.0 million and $8.8 million in ARS, respectively. During February through May 2008, $5.8 million in municipal ARS were sold at par value leaving $3.0 million in SLARS. As of December 31, 2008, 90% of total cash and cash equivalents and investment securities available-for-sale had variable interest rates or are very short-term discount notes traded in active markets. Therefore, the Company believes its exposure to credit market and interest rate risk is not material. The remaining 10% is composed of the $3.0 million par value SLARS. The SLARS are highly rated long-term bonds and are structured with variable interest rate resets to be determined via a Dutch Auction process every 28 days. However, beginning in February 2008 as global credit markets significantly deteriorated, each auction has failed rendering the SLARS temporarily illiquid through the auction process and secondary markets for them. Given the adverse credit market conditions, the fair value of the principal of these bonds has become affected by changes in interest rates, the spread between short and long rates, and credit market liquidity. As a result, in the quarter ended September 30, 2008, the Company estimated that the fair value of the SLARS was approximately $2.7 million and that the $300,000 adjustment was other than temporary. If market conditions worsen, the Company may have to further adjust the estimated fair value of the SLARS, including additional charges to earnings if it believes the adjustment is other than temporary. In the event the Company needs access to the funds invested in the SLARS, it could be required to sell them below the original purchase value. Any of these events could affect the Company's consolidated financial condition, results of operations and cash flows. However, based on the Company's current operating plan and ability to access its $25.5 million held in cash and cash equivalents and other highly liquid investments held as of December 31, 2008, it does not expect to be required to sell the securities materially below the current estimated value.

Concentration of Sales to Major Customers

The United States government accounted for approximately 34%, 61%, and 51% of total revenue during 2008, 2007, and 2006, respectively. Two commercial customers accounted for approximately 15% and 11%, respectively, of total revenue during 2008, one commercial customer accounted for approximately 15% of total revenue during 2007 and one commercial customer accounted for approximately 11% of total revenue during 2006. Contracts with three commercial customers represented 35%, 22%, and 17% of total revenues during 2008, 2007 and 2006, respectively. The U.S. government accounted for approximately 19% and 28% of the accounts receivable balance at December 31, 2008 and 2007, respectively.

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

Net loss per share

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the periods. Net loss per share assuming dilution is calculated on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities. Net loss per share assuming dilution is equal to basic net loss per share because the effect of dilutive securities outstanding during the periods including options and warrants computed using the treasury stock method, is anti-dilutive.

As of December 31, 2008, 2007, and 2006, the Company excluded the following convertible securities from diluted net loss per share as the effect of including them would have been anti-dilutive. The shares shown represent the number of shares of common stock which would be issued upon conversion as of December 31, 2008, 2007, and 2006.

                                                                                December 31,
                                                                   ------------------------------------
                                                                      2008         2007         2006
                                                                   -----------  -----------  ----------
Publicly traded warrants                                            6,703,000           --   12,362,000
Options and private warrants                                        9,804,000    9,518,000   10,906,000
Notes payable                                                              --           --      620,000
                                                                   -----------  -----------  ----------
                                                                   16,507,000    9,518,000   23,888,000
                                                                   ===========  ===========  ==========

Research and development

Research and development costs are expensed as incurred.

Fair value of financial instruments

The Company's financial instruments generally include cash and cash equivalents, investments available-for-sale, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying amount of long- term debt at December 31, 2008 and 2007 was not materially different from the fair value based on rates available for similar types of arrangements. The carrying value of the Company's financial instruments, other than ARS, approximates fair value due to the short maturities.

Long-lived assets

The Company evaluates the recoverability of its long-lived assets when an impairment is indicated based on expected undiscounted cash flows and recognizes impairment of the carrying value of long-lived assets, if any, based on the fair value of such assets.

Stock-based compensation

The Company has one stock-based incentive compensation plan as of December 31, 2008 and a separate board of director stock-based compensation plan. In June 2008, the Company determined it would no longer issue additional options from the Independent Director Stock Option Plan. Both are more fully described in Note 11.

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of FAS No. 123, as revised December 2004, Share-Based Payment ("FAS 123(R)"). The Company adopted FAS123(R) effective January 1, 2006. The Company accounts for non-employee share-based compensation in accordance with the provisions of FAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18. The following table shows the amount of stock-based compensation expense included in the statement of operations for each period shown:

                                                                       Year Ended December 31,
                                                                   ------------------------------------
                                                                      2008         2007         2006
                                                                   -----------  -----------  ----------
Cost of contract revenue                                          $    85,000  $   138,000  $   80,000
Cost of product revenue                                                25,000       20,000      70,000
Research and development expense                                      824,000      365,000     246,000
Sales, marketing, general and administrative expense                1,873,000    1,274,000   1,429,000
                                                                   -----------  -----------  ----------
                                                                  $ 2,807,000  $ 1,797,000  $1,825,000
                                                                   ===========  ===========  ==========

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net loss, shareholders' equity or cash flows as previously reported.

New accounting pronouncements

In October 2008, the Financial Accounting Standards Board ("FASB") released a FASB Staff Position, FSP FAS 157-3 - Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active, to clarify the application of the provisions of FAS 157 in an inactive market. Implementing this standard upon its issuance did not have a material impact on the Company's consolidated financial position and results of operations.

In February 2008, the FASB released a FASB Staff Position, FSP FAS 157-2 - Effective Date of FASB Statement No. 157, which delays the effective date of FAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company is currently assessing the financial impact of FSP FAS 157-2 on its financial statements.

In June 2007, the EITF reached a final consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements ("EITF 07-1"). EITF 07-1 discusses how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the participants, how an entity should characterize payments made between participants and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently assessing the financial impact of EITF 07-1 on its financial statements.

3. Long-term contracts

Cost and estimated earnings in excess of billings on uncompleted contracts comprises amounts of revenue recognized on contracts that the Company has not yet billed to customers because the amounts were not contractually billable at December 31, 2008 and 2007. The following table summarizes when the Company will be contractually able to bill the balance as of December 31, 2008 and 2007.

                                                                        Year Ended December 31,
                                                                      --------------------------
                                                                          2008          2007
                                                                      ------------  ------------
Billable within 30 days                                              $    688,000  $    434,000
Billable between 31 and 90 days                                                --            --
Billable after 90 days                                                      7,000         9,000
                                                                      ------------  ------------
                                                                     $    695,000  $    443,000
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

In December 2007, we entered into a $1 million contract with a commercial customer to develop prototype units based on our PicoP technology, for evaluation of future consumer electronics product applications. The development work under this contract was initiated and fully completed in 2008.

In May 2007, the Company announced that it had entered into a $3,181,000 contract with the U.S. Air Force to provide a lightweight, see-through, full-color eyewear display prototype to the government. The contract, which continues a development effort with the Air Force, specifies the development, design, verification, testing, and delivery of a lightweight, see-through full-color wearable display for evaluation by several DOD project offices. As of December 31, 2008 this contract had been completed.

In September 2006, the Company entered into a 12 month development agreement with Visteon, a major global Tier 1 automotive supplier, to develop a commercial scanned-beam head-up display (HUD) product for automotive applications. Under the agreement, Visteon and Microvision will design and produce a series of advanced HUD samples, including devices specifically designed to be compatible with automotive environmental requirements. As of December 31, 2007 this contract had been completed.

In September 2006, the Company entered into an 18 month, $5,945,000 contract with General Dynamics C4 Systems to supply full-color, daylight readable, see-through helmet-mounted displays as part of the U.S. Army's Mounted Warrior HMD Improvement Program. General Dynamics holds prime contracts with the U.S. Army for other Warrior programs including Land Warrior, Air Warrior and Future Force Warrior Advanced Technology Demonstration. The contract specifies the development and delivery of ten full-color display units for evaluation. As of December 31, 2008 this contract had been completed.

The following table summarizes the costs incurred on the Company's revenue contracts:

                                                                      December 31,  December 31,
                                                                          2008          2007
                                                                      ------------  ------------
Costs and estimated earnings incurred on uncompleted contracts       $ 14,166,000  $  9,357,000
Billings on uncompleted contracts                                     (13,533,000)   (9,884,000)
                                                                      ------------  ------------
                                                                     $    633,000  $   (527,000)
                                                                      ============  ============
Included in accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted
 contracts                                                           $    695,000  $    443,000
Billings in excess of costs and estimated earnings on uncompleted
 contracts                                                                (62,000)     (970,000)
                                                                      ------------  ------------
                                                                     $    633,000  $   (527,000)
                                                                      ============  ============

4. Cash equivalents, investment securities, available-for-sale, and fair value measurements

The Company accounts for investment securities in accordance with the provisions of FAS 115 and FAS 157. General descriptions of each are included in Note 2.

FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in its principal or most advantageous market in an orderly transaction between market participants on the measurement date. FAS 157 establishes a three level fair value inputs hierarchy, and requires an entity to maximize the use of observable valuation inputs and minimize the use of unobservable inputs. A company is to utilize market data, assumptions and risks it believes market participants would use in measuring the fair value of the asset or liability, including the risks inherent in the inputs and the valuation techniques. The hierarchy is summarized below.

Level 1 - Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs such as quoted prices for similar assets or liabilities in markets that are not sufficiently active to qualify as level 1 or, other observable inputs.

Level 3 - Unobservable inputs for which there is little or no market data, which requires a company to develop its own assumptions, which are significant to the measurement of the fair values.

The Company's investment securities are comprised of debt securities. Generally, they are issued by the U.S. government, its agencies, corporations, and currently, student loan financial aid organizations. Accounting for these investments is discussed in Note 2.

The principal markets for the debt securities are dealer markets which have a high level of price transparency. The market participants for debt securities are typically large money center banks and regional banks, brokers, dealers, pension funds, and other entities with debt investment portfolios.

As of December 31, 2007, the Company held $8.8 million aggregate par value of ARS, $5.8 million in municipal ARS and $3.0 million in SLARS. The municipal ARS were sold at par value during the period from February through May 2008.

At December 31, 2008, the Company continued to hold $3.0 million par value SLARS. The SLARS owned by the Company are highly rated long-term bonds, structured with variable interest rate resets, purchases and sales to be determined via a Dutch Auction process every 28 days. They were issued to fund US government guaranteed student loans. However, beginning in February 2008 as global credit markets significantly deteriorated, insufficient clearing bids have been submitted for the SLARS. The auctions have thus failed, the interest rates have been reset to "maximum rates" instead of "auction rates" and the SLARS have been temporarily illiquid through the auction process and secondary ARS markets.

At the time of the Company's initial investment, and through the filing date of this report, the SLARS held by the Company have maintained the following credit factors:

  guaranteed by the Federal Family Education Loan Program ("FFELP") and other federal and state student loan guarantee programs, collateralized by the student loans funded with the SLARS proceeds and collections thereon, no declines in the credit ratings of the issuers; and,
  no material changes in loan collection rates.

At the time of the Company's initial investment, the SLARS and AMBAC, the insurer of half of the SLARS, held AAA ratings. As of December 31, 2008 one of the SLARS was downgraded to A by only one of its rating services. AMBAC has since been down-graded to A by Standard & Poor's and to Baa1 by Moody's rating services. Based on its revised lower rating of AMBAC, Moody's reduced its rating on the insured SLARS to that of AMBAC, Baa1. AMBAC is continuing actions to manage its credit rating. The U.S. government guarantee on the student loan collateral reduces the impact of the ratings changes on the SLARS.

Prior to June 30, 2008, the Company used the market approach to measure fair values of its investments in all debt and equity securities and the income approach for derivatives. Under the market approach, prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities are used to estimate values. Under the income approach, valuation techniques to convert future amounts to a single present amount are used. During the quarter ended June 30, 2008, the Company determined the market did not have sufficient liquidity and market participant activity to continue supporting the market approach to value its SLARS, and changed to the income approach.

As of September 30, 2008, based on continuing low market liquidity and auction failures with significant uncertainty as to when such conditions would improve, the Company determined that the estimated fair value of the SLARS no longer approximated par value, and the impairments were other-than-temporary. The Company used a discounted cash flow model, with rates adjusted for liquidity, to determine the estimated fair values of the SLARS as of September 30, 2008 and recorded an "impairment of investment securities, available-for-sale" of $300,000 on the consolidated statement of operations. The Company also reclassified the SLARS from Level 2 to Level 3 of the fair value hierarchy because of the significance of sufficiently unobservable assumptions and inputs developed by the Company and used in the valuations. As of December 31, 2008, the Company derived the same conclusions regarding the valuation approach, inputs hierarchy and fair values for the SLARS.

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs:

Balance, December 31, 2007                                                    $        --
Transfer into Level 3, September 30, 2008                                       3,000,000
Recognized loss included in earnings                                             (300,000)
                                                                               -----------
Balance, December 31, 2008                                                    $ 2,700,000
                                                                               ===========

The valuation inputs hierarchy classification for assets and liabilities measured at fair value on a recurring basis in accordance with FAS 157 are summarized below as of December 31, 2008:

                                            Level 1     Level 2     Level 3       Total
                                          -----------  ----------  ----------  -----------
Assets
    Corporate debt securities            $        --  $4,984,000  $       --  $ 4,984,000
    Auction rate securities                       --          --   2,700,000    2,700,000
                                          -----------  ----------  ----------  -----------
                                         $        --  $4,984,000  $2,700,000  $ 7,684,000
                                          ===========  ==========  ==========  ===========
Liabilities
    Liability associated with
        common stock warrants                         $  331,000              $   331,000
                                                       ==========              ===========

The corporate debt securities are classified within Level 2 of the fair value hierarchy because they are valued using actual and quoted pricing sources with sufficient levels of price transparency using the market approach. The liability associated with common stock warrants is classified within Level 2 because it is valued using the Black-Scholes option valuation method using inputs with sufficient levels of observability using the income approach. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company's investments and liability associated with common stock warrants are summarized below as of December 31, 2008 and December 31, 2007.

                                                                                            Classification on Balance Sheet
                                                                                            ---------------------------------------------------
                                                                                                                                   Liability
                                                                                                                                  Associated
                                                                                                         Investment                  With
                                             Cost/       Gross       Gross                               Securities,    Other       Common
                                           Amortized   Unrealized  Unrealized   Estimated      Cash      Available-    Current       Stock
                                             Cost        Gains       Losses    Fair Value   Equivalents   For-Sale      Assets     Warrants
                                          -----------  ----------  ----------  -----------  -----------  -----------  ----------  -----------
As of December 31, 2008:
  Assets
    Corporate debt securities            $ 5,022,000  $       --  $  (38,000) $ 4,984,000  $ 4,979,000  $     5,000  $       --
    Auction-rate securities                2,700,000          --          --    2,700,000           --    2,700,000          --
                                          -----------  ----------  ----------  -----------  -----------  -----------  ----------
                                         $ 7,722,000  $       --  $  (38,000) $ 7,684,000  $ 4,979,000  $ 2,705,000  $       --
                                          ===========  ==========  ==========  ===========  ===========  ===========  ==========
  Liabilities
    Liability associated with
       common stock warrants                                                  $   331,000                                        $   331,000
                                                                               ===========                                        ===========

                                                                                            Classification on Balance Sheet
                                                                                            --------------------------------------------------
                                                                                                                                   Liability
                                                                                                                                  Associated
                                                                                                         Investment                  With
                                             Cost/       Gross       Gross                               Securities,    Other       Common
                                           Amortized   Unrealized  Unrealized   Estimated      Cash      Available-    Current       Stock
                                             Cost        Gains       Losses    Fair Value   Equivalents   For-Sale      Assets     Warrants
                                          -----------  ----------  ----------  -----------  -----------  -----------  ----------  -----------
As of December 31, 2007:
  Assets
    Corporate debt securities            $ 9,074,000  $   54,000  $   (5,000) $ 9,123,000  $        --  $ 9,123,000  $       --
    U.S. government and agency securities  4,486,000       3,000      (1,000)   4,488,000           --    4,488,000          --
    Auction-rate securities                8,800,000          --          --    8,800,000           --    8,800,000          --
    Warrants                                      --          --          --      130,000                               130,000
                                          -----------  ----------  ----------  -----------  -----------  -----------  ----------
                                         $22,360,000  $   57,000  $   (6,000) $22,541,000  $        --  $22,411,000  $  130,000
                                          ===========  ==========  ==========  ===========  ===========  ===========  ==========
  Liabilities
    Liability associated with
        common stock warrants                                                 $ 2,657,000                                        $ 2,657,000
                                                                               ===========                                        ===========

As of December 31, 2008, the unrealized losses on the Company's investments in debt securities were due primarily to changes in interest rates and credit market conditions.

The realized gains and losses associated with the liability attributed to common stock warrants were primarily due to changes in the Microvision stock price and decreasing terms to expiration.

The maturities of the investment securities available-for-sale as of December 31, 2008 are shown below:

                                                            Gross        Gross
                                             Amortized   Unrealized   Unrealized    Estimated
                                               Cost         Gains       Losses      Fair Value
                                            -----------  -----------  -----------  ------------
Maturity date:
    Less than one year                     $ 5,022,000           --      (38,000) $  4,984,000
    Due in 1-3 years                                --                                      --
    Greater than five years                  2,700,000                               2,700,000
                                            -----------                            ------------
                                           $ 7,722,000                            $  7,684,000
                                            ===========                            ============

5. Inventory

Inventory consists of the following:

                                                       December 31,   December 31,
                                                           2008           2007
                                                       -------------  ------------
Raw materials                                         $      45,000  $    122,000
Work in process                                                  --        10,000
Finished goods                                            1,480,000       629,000
                                                       -------------  ------------
                                                      $   1,525,000  $    761,000
                                                       =============  ============

The inventory at December 31, 2008 and 2007 consisted of raw materials, work in process and finished goods for ROV and the discontinued Flic bar code product. Inventory is stated at the lower of cost or market, with cost determined on a weighted average basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, Microvision reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through the normal course of business during the next twelve months. In 2008, 2007, and 2006, Microvision recorded inventory write-downs of $475,000, $84,000, and $1,181,000, respectively. During the second quarter of 2006, the Company determined that it would no longer promote the Nomad product and recorded an expense of $210,000 to reduce the value of Nomad inventory to zero. In addition, the Company recorded $100,000 as additional accelerated depreciation expense related to fixed assets used in Nomad production. Both inventory and fixed asset balances related to Nomad production were zero at December 31, 2008 and December 31, 2007.

6. Accrued liabilities

Accrued liabilities consist of the following:

                                                               December 31,
                                                       ---------------------------
                                                           2008           2007
                                                       -------------  ------------
Bonuses                                               $     500,000  $  1,500,000
Payroll and payroll taxes                                   809,000       656,000
Compensated absences                                        623,000       458,000
Deferred rent credit                                        311,000       306,000
Adverse purchase commitments                                119,000            --
Professional fees                                           343,000       447,000
Other                                                       840,000       787,000
                                                       -------------  ------------
                                                      $   3,545,000  $  4,154,000
                                                       =============  ============

7. Property and equipment, net

Property and equipment consists of the following:

                                                               December 31,
                                                       ---------------------------
                                                           2008           2007
                                                       -------------  ------------
Production equipment                                  $   3,124,000  $  2,815,000
Leasehold improvements                                    3,310,000     3,304,000
Computer hardware and software/lab equipment              7,192,000     6,879,000
Office furniture and equipment                            1,496,000     1,490,000
                                                       -------------  ------------
                                                         15,122,000    14,488,000
Less: Accumulated depreciation                          (11,421,000)  (10,441,000)
                                                       -------------  ------------
                                                      $   3,701,000  $  4,047,000
                                                       =============  ============

Depreciation expense was $989,000, $953,000, and $1,218,000 in 2008, 2007, and 2006, respectively.

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

Under the terms of a settlement agreement with one of the former officers who left in January 2006, the Company received payments of $241,000 in 2008. The Company is pursuing collection of the remaining outstanding balances from the other former officers.

As of December 31, 2008 and December 31, 2007, the total amount outstanding under the lines of credit was $1,851,000 and $2,496,000, respectively. As of December 31, 2008 and December 31, 2007, the allowance for receivables from related parties was $1,851,000 and $2,496,000, respectively.

The interest on the lines of credit is forgiven if the executive is an employee of the Company at December 31 of the respective year. Compensation expense of $22,000 was recognized in 2006, for interest forgiven.

9. Common stock

In July 2008, the Company raised approximately $26.0 million, before issuance costs of approximately $2.0 million, through a registered direct public offering of 11,172,000 shares of common stock and warrants to purchase 6,703,000 shares of its common stock. Details of the warrants are described below in Note 10.

On June 21, 2007, the Company exercised its right to call its publicly traded warrants issued in 2006. The Company received $34.1 million from the exercise of 12,855,000 publicly traded warrants.

In November 2006, the Company raised $7.9 million, before issuance costs of $779,000, through an underwritten public offering of 3,318,000 shares of its common stock.

In June and July 2006, the Company raised an aggregate of $27.1 million, before issuance costs of $2.2 million, through an underwritten public offering of 11.6 million shares of its common stock and warrants to purchase 12.4 million shares of its common stock. The warrants had an exercise price of $2.65 per share, a five year term, and were not exercisable for one year from the date of issuance. The Company could call the warrants after one year from the date of issuance if the average closing bid price of its stock exceeded $5.30 for any 20 consecutive trading days. In connection with the offering, the Company issued the underwriter a warrant to purchase 537,500 shares of Microvision common stock at an exercise price of $2.76 per share. The Company also issued the underwriter a warrant to acquire 537,500 warrants, identical to those sold in the offering, at an exercise price of $0.16 per warrant. Both underwriter warrants were issued with a 4 year term. In June 2007, the Company called the public warrants as described above and the underwriter exercised the warrants for warrants in connection with the call.

10. Warrants

In July 2008, the Company raised approximately $26.0 million, before issuance costs of approximately $2.0 million, through a registered direct public offering of 11,172,000 shares of our common stock and warrants to purchase 6,703,000 million shares of our common stock. The warrants have an exercise price of $3.60 per share, a five year term, and are not exercisable for one year from the date of issuance. The Company can call the warrants after one year from the date of issuance if the average closing bid price of its stock is over $7.20 (200% of exercise price) for any 20 consecutive trading days. The warrants are listed on the NASDAQ Global Market under the ticker "MVISW".

On June 21, 2007, the Company exercised its right to call its publicly traded warrants issued in its June and July 2006 financing transactions. The Company received $34.1 million from the exercise of 12,855,000 publicly traded warrants. A total of 45,000 warrants expired unexercised.

The following summarizes activity with respect to Microvision common stock warrants during the three years ended December 31, 2008:

                                           Warrants to   Weighted-
                                             purchase     average
                                              common     excercise
                                              Shares       price
                                           ------------  ---------
Outstanding at December 31, 2005             4,120,000  $    6.99
Granted:
Exercise price greater than intrinsic value 12,900,000       2.66
Exercise price equal to intrinsic value        537,000       2.81
Exercised                                           --         --
Canceled/expired                                    --         --
                                           ------------
Outstanding at December 31, 2006            17,557,000       3.50
Granted:
Exercise price greater than intrinsic value    537,000       2.65
Exercise price equal to intrinsic value         25,000       3.42
Exercised                                  (13,803,000)      2.59
Canceled/expired                              (252,000)      6.30
                                           ------------
Outstanding at December 31, 2007             4,064,000       6.19
Granted:
Exercise price greater than intrinsic value  6,703,000       3.60
Exercise price equal to intrinsic value             --         --
Exercised                                           --         --
Canceled/expired                            (1,257,000)      6.11
                                           ------------
Outstanding at December 31, 2008             9,510,000  $    4.32
                                           ============
Exercisable at December 31, 2008             2,807,000  $    6.04
                                           ============

The following table summarizes information about the weighted-average fair value of Microvision common stock warrants granted for the periods shown:

                                                                     Year Ended December 31,
                                                             -------------------------------------
                                                                2008         2007         2006
                                                             -----------  -----------  -----------
Exercise price greater than fair value                      $      1.59  $        --  $      1.81
Exercise price equal to fair value                                   --         2.08           --
Exercise price less than fair value                                  --         0.47         2.00

The fair values of the Microvision common stock warrants granted were estimated on the respective grant dates using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2008, 2007, and 2006, respectively: dividend yield of zero percent for all years; expected volatility of 65%, 47%, and 65%; risk-free interest rates of 3.2%, 4.9%, and 5.0% and expected lives of 5, 0.3, and 5 years, respectively.

The following table summarizes information about Microvision common stock warrants outstanding and exercisable at December 31, 2008:

                                           Warrants outstanding            Warrants exercisable
                                     ---------------------------------  ------------------------
                                                  Weighted
                                       Number      average      Weighted      Number      Weighted
                                   outstanding at  remaining   average   exercisable at   average
                                     December 31, contractual   excercise  December 31,   excercise
Range of exercise prices                2008      life (years)  price        2008         price
-----------------------------------  -----------  ---------  ---------  -------------  ---------

$2.76-$3.51                             472,000       2.24  $    2.93        472,000    $  2.93
$3.60-$3.61                           7,065,000       4.36       3.60        362,000       3.61
$3.77-$3.94                           1,304,000       1.87       3.91      1,304,000       3.91
$5.03-$5.32                             469,000       1.19       5.03        469,000       5.03
$34.00                                  200,000       1.61      34.00        200,000      34.00
                                     -----------                        -------------
$2.76-$34.00                          9,510,000                            2,807,000
                                     ===========                        =============

11. Share-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of FAS123(R). FAS 123(R) requires all employee share-based awards to be valued at fair value and expensed over the applicable service period. The valuation of and accounting for share-based awards includes a number of complex and subjective estimates. These estimates include, but are not limited to, the future volatility of the Company's stock price, future employee stock option exercise behaviors and future employee terminations. The Company uses the estimated forfeiture and straight-line expense attribution methods.

As a result of adopting FAS 123(R), the Company's net loss for each of the years ended December 31, 2008, 2007 and 2006 included $2.8 million, $1.8 million, and $1.8 million of share-based employee compensation expense. In addition, basic and diluted net loss per share was greater by $0.05, $0.04 and $0.05 per share, respectively.

The share-based employee compensation expense charged against loss was as shown below (in thousands):

                                                                       Year Ended December 31,
                                                                   ------------------------------------
                                                                      2008         2007         2006
                                                                   -----------  -----------  ----------
Share-based employee compensation expense charged against loss    $     2,807  $     1,797  $    1,825
                                                                   ===========  ===========  ==========

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of FAS 123 and EITF 96-18.

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

The tender offer was accounted for in accordance with FAS 123(R). The Company will recognize $496,000 incremental fair value as additional non-cash compensation. The incremental expense is recognized ratably over the vesting periods of the options, 25% on the grant date with the remaining 75% straight-line over the remaining vesting period. The incremental fair value of the modified options was estimated using the Black-Scholes option pricing model with the following assumptions.

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

Description of Incentive Plans

The Company currently has two share-based incentive plans. The 2006 Incentive Plan described below is administered by the Board of Directors, or its designated committee ("Plan Administrator"), and provides for various awards as determined by the Plan Administrator. The Company terminated using a second share-based incentive plan, the Independent Director Stock Option Plan described below, in June 2008.

In July 2006, the 1996 Stock Option Plan (the "1996 Plan") expired. In September 2006, Company shareholders approved the 2006 Microvision, Inc. Incentive Plan which amends, restates and renames the 1996 Plan ("2006 Incentive Plan"). All awards outstanding under the 1996 Plan remain outstanding under the 2006 Incentive Plan. The 2006 Incentive Plan retained the 8.0 million share authorization of the 1996 Plan and permits granting non-qualified stock options ("NSOs"), incentive stock options ("ISOs"), stock appreciation rights, restricted or unrestricted stock, deferred stock, other share-based awards, or cash awards to employees, officers and certain non-employees of the Company. Any award may be a performance-based award. Awards granted under the 2006 Incentive Plan have generally been to employees under non-qualified stock option agreements with the following provisions: exercise prices greater than or equal to the Company's closing stock price on the date of grant; vesting periods ranging from three years to four years; expiration 10 years from the date of grant; and optionees who terminate their service after vesting have a limited time to exercise their options (typically three to twelve months). In June 2008, the Company shareholders approved an amendment to the 2006 Incentive Plan to increase the common stock reserved for issuance under the plan to 11.4 million shares and allow non- employee directors to participate in the plan.

The Independent Director Stock Option Plan ("IDSOP") has 900,000 shares authorized and permits granting NSOs to independent directors of the Company. In June 2005, shareholders approved an amendment to the Director Option Plan, increasing the number of shares reserved for the plan by 400,000 to 900,000 shares. Under the IDSOP, upon initial election or appointment to the Board of Directors, Directors received a fully vested option to purchase 15,000 shares of common stock and a second option to purchase 15,000 shares of common stock. Upon reelection to the Board, Directors received a subsequent option to purchase 15,000 shares of common stock. The second initial option grant and any reelection grant vested the earlier of one year from date of grant or the day before the next regularly scheduled annual shareholder meeting. Grants awarded under the IDSOP generally, had the following terms: exercise price equal to the Company's closing stock price on the date of grant, expiration 10 years from the date of grant, and vested grants remain exercisable until their expiration dates if a director leaves the Board. In June 2008, the Company shareholders approved an amendment to the 2006 Incentive Plan described above to allow non-employee directors to participate in the plan. Annual grants were made to independent directors from the IDSOP concurrent with each director's annual reelection in June 2008. The Company does not intend to issue additional options from the IDSOP.

Options Valuation Methodology and Assumptions

The Company uses the Black-Scholes option valuation model to determine the fair value of options granted and uses the closing price of its common stock as the fair market value of its stock on that date.

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

The following table summarizes the weighted-average valuation assumptions and weighted-average grant date fair value of options granted, excluding grants issued under the Company's tender offer which require an incremental valuation methodology and are disclosed above, during the periods shown below:

                                                                       Year Ended December 31,
                                                                   ------------------------------------
                                                                      2008         2007         2006
                                                                   -----------  -----------  ----------
Assumptions (weighted average)
Volatility                                                                 65%          68%         72%
Expected term (in years)                                                  5.1          6.2         6.1
Risk-free rate                                                            3.0%         5.0%        5.0%
Expected dividends                                                         --           --          --
Pre-vest forfeiture rate                                                  5.0%         5.0%        5.0%
Grant date fair value of options granted                          $      1.32  $      2.67  $     2.26

Options Activity and Positions

The following table summarizes activity and positions with respect to options for the year ended December 31, 2008:

                                                                                              Weighted
                                                                                              Average
                                                                                 Weighted    Remaining
                                                                                  Average    Contractual  Aggregate
                                                                                 Exercise       Term      Intrinsic
Options                                                              Shares        Price      (years)       Value
-----------------------------------------------------------------  -----------  -----------  ----------  -----------
Outstanding at December 31, 2005                                    5,320,000  $     11.09         6.8  $     3,000
Granted  *                                                          4,280,000         2.99
Exercised                                                             (16,000)        2.77
Forfeited or expired  *                                            (3,873,000)        9.62
                                                                   -----------
Outstanding as of December 31, 2006                                 5,711,000         6.04         6.9    1,384,000
Granted                                                             1,617,000         4.08
Exercised                                                             (84,000)        2.78
Forfeited or expired                                               (1,790,000)        9.05
                                                                   -----------
Outstanding as of December 31, 2007                                 5,454,000         4.52         6.9    3,320,000
Granted                                                             2,276,000         2.33
Exercised                                                            (143,000)        2.72
Forfeited or expired                                                 (590,000)        2.93
                                                                   -----------
Outstanding as of December 31, 2008                                 6,997,000  $      3.98         7.2  $    63,000
                                                                   ===========  ===========  ==========  ===========

Vested and expected to vest as of December 31, 2008                 6,745,000  $      4.02         7.1  $    59,000
                                                                   ===========  ===========  ==========  ===========

Exercisable as of December 31, 2008                                 3,163,000  $      5.12         6.1  $    27,000
                                                                   ===========  ===========  ==========  ===========

* Includes 2.2 million shares exchanged pursuant to stock option exchange disclosed above

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 were $87,000, $163,000, and $5,000, respectively.

As of December 31, 2008, the Company's unamortized share-based compensation was $4.7 million. The Company plans to amortize this share-based compensation cost over the next 2.4 years.

In October 2008, the Company's Board of Directors approved the payment of one half of each independent director's annual retainer fee to be paid in the Company's common stock. The common stock was valued at intrinsic value on the date of grant. A total of $50,000 was expensed on the grant date. Each independent director received 7,092 shares of common stock.

In March 2008, the Company's Board of Directors approved the issuance of 125,000 nonvested equity shares of the Company's common stock to the executive employees under the terms and conditions of the 2006 Incentive Plan. The shares vest over a three year period from the date of grant. The nonvested equity shares were valued at intrinsic value on the date of grant and the share-based compensation expense will be amortized over the three year service period.

As of December 31, 2008, the Company's unamortized nonvested equity share-based compensation was $177,000. The Company plans to amortize this nonvested equity share-based compensation over the next 2.2 years.

12. Commitments and contingencies

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

Future minimum rental commitments under capital and operating leases for years ending December 31 are as follows:

                                                     Capital       Operating
                                                     leases         leases
                                                  -------------  -------------
2009                                             $      47,000  $     844,000
2010                                                    40,000        870,000
2011                                                     8,000        904,000
2012                                                        --        938,000
2013                                                        --        564,000
Thereafter                                                  --             --
                                                  -------------  -------------
Total minimum lease payments                            95,000  $   4,120,000
                                                                 =============
Less: Amount representing interest                      (9,000)
                                                  -------------
Present value of capital lease obligations              86,000
Less: Current portion                                  (41,000)
                                                  -------------
Long-term obligation at December 31, 2008        $      45,000
                                                  =============

The capital leases are collateralized by the related assets financed and by security deposits held by the lessors under the lease agreements. The cost and accumulated depreciation of equipment under capital leases was $1,017,000 and $932,000, respectively, at December 31, 2008 and $1,017,000 and $886,000, respectively, at December 31, 2007.

Net rent expense was $861,000, $830,000, and $1,082,000 for 2008, 2007, and 2006, respectively. Sub-lease income of $0, $0, and $125,000 for 2008, 2007, and 2006, respectively, was included as a reduction in rent expense.

Long-term debt

During 2006, the Company entered into a loan agreement with the lessor of the Company's corporate headquarters in Redmond to finance $536,000 in tenant improvements. The loan carries a fixed interest rate of 9% per annum, is repayable over the initial term of the lease, which expires in 2013, and is secured by a letter of credit. The balance of the loan was $393,000 at December 31, 2008.

Adverse purchase commitments

The Company has periodically entered into noncancelable purchase contracts in order to ensure the availability of materials to support bar code scanner production. Management periodically assesses the need to provide for impairment on these purchase contracts and records a loss on purchase commitments when required. In December 2008, the Company recorded a loss of $119,000 to cost of product revenue as a result of commitments to purchase materials for the ROV scanner that were in excess of its estimated future proceeds from the sale of the ROV scanners. In December 2006, the Company recorded a loss of $310,000 to cost of product revenue as a result of commitments to purchase materials for the Flic scanner that are were excess of its estimated future proceeds from the sale of the Flic scanners.

13. Income taxes

A provision for income taxes has not been recorded for 2008, 2007, and 2006 due to the valuation allowances placed against the net operating losses and deferred tax assets arising during such periods. A valuation allowance has been recorded for all deferred tax assets because based on the Company's history of losses since inception, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets.

At December 31, 2008, Microvision has net operating loss carry forwards of approximately $217.6 million, for federal income tax reporting purposes. In addition, Microvision has research and development tax credits of $4.3 million. The net operating loss carry forwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2009 to 2027 if not previously utilized. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carry-forwards. The Company has determined that such a change occurred during 1995 and the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $761,000. An additional change occurred in 1996; and the limitation for losses generated in 1996 is approximately $1,600,000.

Deferred tax assets are summarized as follows:

                                                          December 31,
                                                  ----------------------------
                                                      2008           2007
                                                  -------------  -------------
Deferred tax assets, current
   Reserves                                      $   1,990,000  $   2,460,000
   Other                                               996,000        712,000
                                                  -------------  -------------
Total gross deferred tax assets, current             2,986,000      3,172,000
                                                  -------------  -------------
Deferred tax assets, noncurrent
   Net operating loss carryforwards                 74,605,000     68,658,000
   R&D credit carryforwards                          4,258,000      3,601,000
   Depreciation/amortization deferred               15,665,000     10,848,000
   Other                                             3,520,000      2,581,000
                                                  -------------  -------------
Total gross deferred tax assets, noncurrent         98,048,000     85,688,000
                                                  -------------  -------------
Deferred tax liabilities, noncurrent
   Convertible debt                                 (1,828,000)    (1,209,000)
                                                  -------------  -------------
Total gross deferred tax liabilities, noncurrent    (1,828,000)    (1,209,000)
                                                  -------------  -------------
Net deferred taxes before valuation allowance       99,206,000     87,651,000
Less: Valuation allowance                          (99,206,000)   (87,651,000)
                                                  -------------  -------------
Deferred tax assets                              $          --  $          --
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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company did not have any unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings. The Company did not have any unrecognized tax benefits at December 31, 2007 and at December 31, 2008.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2008 and 2007 the Company recognized no interest or penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The tax years 2005-2007 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

14. Retirement savings plan

The Company has a retirement savings plan ("the Plan") that qualifies under Internal Revenue Code Section 401(k). The Plan covers all qualified employees. Contributions to the Plan by the Company are made at the discretion of the Board of Directors.

Under the Plan, the Company matches 50% of employee contributions to the Plan up to 6% of the employee's per pay period compensation. During 2008, 2007, and 2006, the Company contributed $365,000, $295,000, and $308,000, respectively, to the Plan under the matching program.

15. Segment Information

Microvision operates as one segment. At January 31, 2006, Lumera was a significant unconsolidated equity investment of Microvision. For the one month period ended January 31, 2006, Lumera revenue was $168,000, gross profit was $82,000, loss from operations was $1,109,000 and net loss was $1,040,000.

16. Quarterly Financial Information (Unaudited)

The following table presents the Company's unaudited quarterly financial information for the years ending December 31, 2008 and 2007:

                                                       Year Ended December 31, 2008
                                        ----------------------------------------------------------
                                        December 31,   September 30,    June 30,       March 31,
                                        -------------  -------------  -------------  -------------
Revenue                                $   1,525,000  $     894,000  $   1,622,000  $   2,570,000
Gross Margin                                 287,000        285,000        719,000      1,469,000
Net loss available for common shareholde  (9,873,000)    (8,443,000)    (9,266,000)    (5,038,000)
Net loss per share basic and diluted           (0.15)         (0.13)         (0.16)         (0.09)

                                                       Year Ended December 31, 2007
                                        ----------------------------------------------------------
                                        December 31,   September 30,    June 30,       March 31,
                                        -------------  -------------  -------------  -------------
Revenue                                $   2,988,000  $   2,599,000  $   2,662,000  $   2,235,000
Gross Margin                               1,092,000        846,000        999,000        941,000
Net loss available for common shareholde  (6,022,000)    (4,718,000)    (2,155,000)    (6,892,000)
Net loss per share basic and diluted           (0.11)         (0.08)         (0.05)         (0.16)

17. Subsequent Events

During January 2009, the Company terminated 9 employees or approximately 5% of its workforce. The Company expects to record expense of approximately $202,000 related to the severance agreements for these employees in the first quarter of 2009. The cost associated with the work force reduction will be accounted for in accordance with FAS 146-Accounting for Costs Associated with Exit or Disposal Activities, which requires that the liability for the costs associated with the exit or disposal activity be recognized and measured at fair value in the period in which the liability is incurred.

MICROVISION, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES SCHEDULE
(in thousands)

                                                                             Additions
                                                                       ------------------------
                                                          Balance at   Charges to   Charges to                  Balance at
                                                         beginning of   costs and      other                      end of
                      Description                        fiscal period  expenses     accounts     Deductions   fiscal period
-------------------------------------------------------  ------------  -----------  -----------  ------------  -------------
    Year Ended December 31, 2006
        Allowance for receivables from related parties         1,931          542           --            --          2,473
        Tax valuation allowance                               71,028           --        5,537            --         76,565

    Year Ended December 31, 2007
        Allowance for receivables from related parties         2,473           23           --            --          2,496
        Tax valuation allowance                               76,565           --       11,086            --         87,651

    Year Ended December 31, 2008
        Allowance for receivables from related parties         2,496           --           --          (645)         1,851
        Tax valuation allowance                               87,651           --       11,555            --         99,206

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants in accounting or financial disclosure matters during the Company's fiscal years ended December 31, 2008 and 2007.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), prior to the filing of this Form 10-K. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2008, our disclosure controls and procedures were, in design and operation effective.

(b) Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report, which is included in Item 8 of this Annual Report on Form 10-K under the heading "Report of Independent Registered Public Accounting Firm."

(c) Changes in internal controls over financial reporting. There have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2008 which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K in Item 4A. The information required by this Item and not provided in Item 4A will appear under the caption "Discussion of Proposals Recommended by the Board" in the Proxy Statement, which section is incorporated in this Item by reference. The Proxy Statement will be filed prior to the Company's annual shareholders' meeting scheduled to be held on June 25, 2009.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item will appear under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Director Compensation for 2008" in the Proxy Statement, which sections are incorporated in this Item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information as of December 31, 2008 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table:

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
Plan Category                                                    (a)                   (b)                      (c)
-------------------------------------------------------  --------------------  --------------------  -------------------------
Equity compensation plans approved by shareholders                 6,996,000  $               3.97                  4,089,000
Equity compensation plans not approved by shareholders               233,000                 29.79                         --
                                                         --------------------                        -------------------------
    Total                                                          7,229,000  $               4.80                  4,089,000
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

In July 2005, Microvision issued a warrant to purchase 6,925 shares of common stock to a third party for services. The warrant was immediately exercisable, has an exercise price of $5.32 per share, and expires in July 2010. The number and price of securities for which the warrant may be exercised are subject to adjustment for certain changes in the Company's capital structure. Where the outstanding shares of common stock are divided into a greater number of shares, combined into a smaller number of shares, or a stock dividend is paid on the common stock, the exercise price per share shall be proportionately adjusted by the ratio of common shares outstanding immediately before and after the transaction. In the event of a change in the common stock from a reorganization, reclassification, consolidation, or merger, the holder will be entitled to receive, upon the exercise of the warrants, the same amount and kind of securities, cash or property to which the holder would have been entitled if, immediately prior to the change in capital structure, the warrant holder had held the number of shares of common stock obtainable upon the exercise of the warrants.

In February 2007, Microvision issued a warrant to purchase 25,000 shares of common stock to a third party for services. The warrant was immediately exercisable, has an exercise price of $3.42 per share, and expires in February 2012. The number and price of securities for which the warrant may be exercised are subject to adjustment for certain changes in the Company's capital structure. Where the outstanding shares of common stock are divided into a greater number of shares, combined into a smaller number of shares, or a stock dividend is paid on the common stock, the exercise price per share shall be proportionately adjusted by the ratio of common shares outstanding immediately before and after the transaction. In the event of a change in the common stock from a reorganization, reclassification, consolidation, or merger, the holder will be entitled to receive, upon the exercise of the warrants, the same amount and kind of securities, cash or property to which the holder would have been entitled if, immediately prior to the change in capital structure, the warrant holder had held the number of shares of common stock obtainable upon the exercise of the warrants.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of the report:

Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2008 and 2007

Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Mandatory Redeemable Convertible Preferred Stock and Shareholders' Equity (Deficit) for the years ended December 31, 2008, 2007 and 2006

Statements of Comprehensive Loss for the years ended December 31, 2008, 2007 and 2006

Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Valuation and Qualified Accounts and Reserves for the years ended December 31, 2008, 2007 and 2006

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

4.5	Warrant No. 1 to Purchase Common Stock of Microvision, Inc. issued August 9, 2005 to Satellite Strategic Finance Partners, Ltd. (12)
4.6	Warrant No. 2 to Purchase Common Stock of Microvision, Inc. issued August 9, 2005 to Satellite Strategic Finance Associates, LLC. (12)
4.7	Warrant No. 88 to Purchase Common Stock of Microvision, Inc. issued August 31, 2005 to Omicron Master Trust (13)
4.8	Form of Warrant issued under the Securities Purchase Agreement dated as of November 30, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (14)
4.9	Registration Rights Agreement dated as of May 3, 2006 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC.(15)
4.10	Form of Underwriter's Warrant Agreement dated June 5, 2006 by and between Microvision, Inc. and MDB Capital Group, LLC.(16)
4.11

Form of Warrant issued under the Placement Agency Agreement dated as of July 18, 2008 by and between Microvision, Inc. and FTN Securities Corp., as representative of the several placement agents named therein. (18)

10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993.(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993.(1)+
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993.(1)+
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994.(5)
10.5	Microvision, Inc. 2006 Incentive Plan, as amended. (17)*
10.6	Independent Director Stock Option Plan, as amended.(4)*
10.7	Executive Loan Plan and Related Form of Note.(3)*
10.8	License and Development Agreement dated as of December 30, 2004 by and between Microvision, Inc. and Ethicon Endo-Surgery, Inc.(8)+
10.9	Employment Agreement between Microvision, Inc. and Alexander Y. Tokman dated July 18, 2005.(9)
10.10	Lease Agreement between CarrAmerica Reality Operating Partnership, L.P. and Microvision, Inc., dated July 15, 2005.(11)
23	Consent of Independent Registered Public Accounting Firm.
31.1	Principal Executive Officer certification pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(13) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 2, 2005.

(14) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 1, 2005.

(15) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 5, 2006.

(16) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 31, 2006.

(17) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2008.

(18) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 18, 2008.

+ Subject to confidential treatment.

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
Date: March 5, 2009	By	Alexander Tokman Alexander Tokman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 5, 2009.

Signature	Title
/s/ Alexander Tokman Alexander Tokman	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeff Wilson Jeff Wilson	Chief Financial Officer

/s/ Richard A. Cowell Richard A. Cowell	Director

/s/ Slade Gorton Slade Gorton	Director

/s/ Mark Onetto Marc Onetto	Director

/s/ Jeanette Horan Jeanette Horan	Director

/s/ Brian Turner Brian Turner	Director

EXHIBIT INDEX

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

3.1	Certificate of Incorporation of Microvision, Inc., as amended (2)
3.2	Bylaws of Microvision, Inc. (2)
4.1	Form of Specimen Stock Certificate for Common Stock.(2)
4.2	Warrant No. 76 to Purchase Common Stock of Microvision, Inc. issued September 10, 2004 to Satellite Strategic Finance Associates, LLC. (6)
4.3	Form of Warrant issued under the Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (7)
4.4

Form of Warrant issued as of July 25, 2005 under the Master Amendment Agreement dated as of July 25, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (10)

4.5	Warrant No. 1 to Purchase Common Stock of Microvision, Inc. issued August 9, 2005 to Satellite Strategic Finance Partners, Ltd. (12)
4.6	Warrant No. 2 to Purchase Common Stock of Microvision, Inc. issued August 9, 2005 to Satellite Strategic Finance Associates, LLC. (12)
4.7	Warrant No. 88 to Purchase Common Stock of Microvision, Inc. issued August 31, 2005 to Omicron Master Trust (13)
4.8	Form of Warrant issued under the Securities Purchase Agreement dated as of November 30, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (14)
4.9	Registration Rights Agreement dated as of May 3, 2006 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC.(15)
4.10	Form of Underwriter's Warrant Agreement dated June 5, 2006 by and between Microvision, Inc. and MDB Capital Group, LLC.(16)
4.11

Form of Warrant issued under the Placement Agency Agreement dated as of July 18, 2008 by and between Microvision, Inc. and FTN Securities Corp., as representative of the several placement agents named therein. (18)

10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993.(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993.(1)+
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993.(1)+
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994.(5)
10.5	Microvision, Inc. 2006 Incentive Plan, as amended. (17)*
10.6	Independent Director Stock Option Plan, as amended.(4)*
10.7	Executive Loan Plan and Related Form of Note.(3)*
10.8	License and Development Agreement dated as of December 30, 2004 by and between Microvision, Inc. and Ethicon Endo-Surgery, Inc.(8)+
10.9	Employment Agreement between Microvision, Inc. and Alexander Y. Tokman dated July 18, 2005.(9)
10.10	Lease Agreement between CarrAmerica Reality Operating Partnership, L.P. and Microvision, Inc., dated July 15, 2005.(11)
23	Consent of Independent Registered Public Accounting Firm.
31.1	Principal Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(13) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 2, 2005.

(14) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 1, 2005.

(15) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 5, 2006.

(16) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 31, 2006.

(17) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2008.

(18) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 18, 2008.

+ Subject to confidential treatment.

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.