Form 10-K/A
period 2008-12-31
MICROVISION INC
filed 2009-04-30
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Microvision, Inc. is filing this Amendment No. 1 on Form 10K/A (this "Amendment") to amend its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the "SEC") on March 6, 2009 (the "Original 10-K").

This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. Except for the addition of the Part III information, the updates to the cover page and the filing of related certificates, no other changes have been made to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the name, position held and age of each of the directors and executive officers of the Company. The principal occupation and recent employment history of each director and executive officer is described below.

Name	Age	Position
Richard A. Cowell (2)(3)*	61	Director
Slade Gorton (1)(3)*	81	Director
Jeanette Horan (1)(2)*	53	Director
Marc Onetto (3)*	58	Director
Brian Turner (1)(2)*	49	Director
Alexander Tokman	47	Director, President and Chief Executive Officer
Ian D. Brown	46	Vice President, Sales and Marketing
Sridhar Madhavan	42	Vice President, Research and Development
Thomas M. Walker	44	Vice President, General Counsel and Secretary
Jeff. T. Wilson	48	Chief Financial Officer

___________________

*	Independent Director
(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
(3)	Member of the Nominating and Corporate Governance Committee

Alexander Tokman, age 47, has served as President, Chief Executive Officer and a director of Microvision since January 2006. Mr. Tokman served as Microvision's President and Chief Operating Officer from July 2005 to January 2006. Mr. Tokman, a former GE executive, joined Microvision after a 10-year tenure at GE Healthcare, a subsidiary of General Electric, where he led several global businesses, most recently as General Manager of its Global Molecular Imaging and Radiopharmacy multi-technology business unit from 2003 to 2005. Prior to that, between 1995 and 2003, Mr. Tokman served in various cross-functional and cross-business leadership roles at GE where he led the definition and commercialization of several medical modalities product segments including PET/CT, which added over $500 million of revenue growth to the company within the first three years of its commercial introduction. Mr. Tokman is a certified Six Sigma and Design for Six Sigma (DFSS) Black Belt and Master Black Belt and as one of GE's Six Sigma pioneers, he drove the quality culture change across GE Healthcare in the late 1990s. From November 1989 to March 1995 Mr. Tokman served as technical programs lead and head of I&RD at Tracor Applied Sciences a subsidiary of then Tracor, Inc. Mr. Tokman has both an M.S. and B.S. in Electrical Engineering from the University of Massachusetts, Dartmouth.

Ian D. Brown, age 46, has served as Vice President, Sales and Marketing of Microvision since February 2006. Prior to joining Microvision, from March 1994 to February 2006, Mr. Brown served in various Sales and Marketing positions with General Electric Healthcare, Americas. Most recently, from April 2004 to February 2006, Mr. Brown served as the Sales and Marketing Manager--Nuclear Medicine. From April 1989 to March 1994 Mr. Brown served as Technical Author--Nuclear Medicine Operator Documentation with IGE Medical Systems, Radlett, UK. Mr. Brown holds Ordinary & Higher National Certificates in Medical Physics & Physiological Measurements from Paddington College, London, and a Post Graduate Diploma in Management studies, University of Hertfordshire. He also holds a Six Sigma Black Belt.

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

Colonel Richard A. Cowell, USA, (Ret.) has served as a director of the Company since August 1996. Colonel Cowell is a Principal at Booz Allen Hamilton, Inc. where he is involved in advanced concepts development and technology transition, joint and service experimentation, and the interoperability and integration of command and control systems for Department of Defense and other agencies. Prior to joining Booz Allen Hamilton, Inc. in March of 1996, Colonel Cowell served in the United States Army for 25 years. Immediately prior to his retirement from the Army, Colonel Cowell served as Director of the Louisiana Maneuvers Task Force reporting directly to the Chief of Staff, Army. Colonel Cowell has authored a number of articles relating to the potential future capabilities of various services and agencies.

Slade Gorton joined the Company as a director in September 2003. Mr. Gorton is currently Of Counsel at the law firm of K&L Gates, LLP. Prior to joining the firm, he represented Washington State in the United States Senate for 18 years. Mr. Gorton began his political career in 1958 as a Washington State Representative and went on to serve as State House Majority Leader. Mr. Gorton served as Attorney General of Washington from 1969-1981, and during that time, he argued 14 cases before the United States Supreme Court. After leaving the Senate, Mr. Gorton served as a Commissioner on the National Commission on Terrorist Attacks Upon the United States ("9-11 Commission"); as a member of the National War Powers Commission and is Co-Chairman of the National Transportation Policy Project. Mr. Gorton is a director of Vigilos, Inc. Mr. Gorton also served in the U.S. Army, U.S. Air Force, and the U.S. Air Force Reserves.

Jeanette Horan joined the Company as a director in June 2006. Ms Horan is currently Vice President, Enterprise Business Transformation for IBM where she leads IBM's transformation to a globally integrated enterprise. Prior to her current position, she was Vice President, Business Process and Architecture Integration from July 2006 to April 2007 where she led IBM's internal business process transformation and information technology portfolio. Prior to this, Ms. Horan was Vice President, Information Management from January 2004 to July 2006 and Vice President Strategy, IBM Software Group from January 2003 to January 2004, where she was responsible for strategic alliances with key platform partners and led strategic and operational planning processes. From May 1998 to December 2002, Ms. Horan was also Vice President, Development for the Lotus brand and led worldwide product management, development and technical support.

Marc Onetto joined the Company as a director in March 2006. Mr. Onetto is currently Senior Vice President, Worldwide Operations for Amazon.com, Inc. Prior to his current position, Mr. Onetto was Executive Vice President of Worldwide Operations for Solectron, a $10 billion global provider of electronics manufacturing and integrated supply-chain services to OEMs, from June 2003 to June 2006. He joined Solectron after a 15 year career with General Electric where he most recently was Vice President of GE Corporate's European operations. From 1992 to 2002, Mr. Onetto held several senior leadership positions at GE Medical Systems as head of its global supply chain and operations, global quality, and global process engineering. He was one of GE's Six Sigma pioneers and spearheaded the quality culture transformation across GE Medical Systems. Prior to GE, Mr. Onetto served 12 years with Exxon Corporation in supply operations, information systems and finance.

Brian Turner has served as a director of the Company since July 2006. Mr. Turner has been Chief Financial Officer of Coinstar Inc. since 2003. Prior to his current position, from 2001 to 2003, he served as Senior Vice President of Operations, Chief Financial Officer and Treasurer of Real Networks, Inc., a digital media and technology company. Prior to Real Networks, from 1999 to 2001, Mr. Turner was employed by BSquare Corp., a software company, where he initially served as Senior Vice President of Operations, Chief Financial Officer and Secretary, before being promoted to President and Chief Operating Officer. From 1995 to 1999, Mr. Turner was Chief Financial Officer and Vice President of Administration of Radisys Corp., an embedded software company. Mr. Turner's experience also includes 13 years at PricewaterhouseCoopers LLP where he held several positions including Director, Corporate Finance.

Board Meetings and Committees

The Board of Directors met seven times during 2008. All directors attended at least 75% of the aggregate meetings of the Board and meetings of the Board committees on which they served. The Board also approved certain actions by unanimous written consent. The Company has adopted a policy that each of the Company's Directors be requested to attend the Company's Annual Meeting each year. All directors attended the Company's Annual Meeting in 2008.

Independence Determination

No director will be deemed to be independent unless the Board affirmatively determines that the director has no material relationship with the Company, directly or as an officer, share owner, or partner of an organization that has a relationship with the Company. The Board observes all criteria for independence set forth in the Nasdaq listing standards and other governing laws and regulations.

In its annual review of director independence, the Board considers all commercial, banking, consulting, legal, accounting, charitable, or other business relationships any director may have with the Company. As a result of its annual review, the Board has determined that all of the directors, with the exception of Alexander Tokman, are independent (the "Independent Directors"). The Independent Directors are identified by an asterisk on the table above.

The Nasdaq listing standards have both objective tests and a subjective test for determining who is an "independent director." The objective tests state, for example, that a director is not considered independent if he or she is an employee of the Company or is a partner in or executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenue for that year. The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. None of the non-employee directors were disqualified from "independent" status under the objective tests. In assessing independence under the subjective test, the Board took into account the standards in the objective tests, and reviewed and discussed additional information provided by the directors and the Company with regard to each director's business and personal activities as they may relate to the Company and the Company's management. Based on all of the foregoing, as required by Nasdaq rules, the Board made a subjective determination as to each independent director that no relationship exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has not established categorical standards or guidelines to make these subjective determinations, but considers all relevant facts and circumstances.

In addition to the Board-level standards for director independence, the directors who serve on the Audit Committee each satisfy standards established by the Securities and Exchange Commission (the "SEC") providing that to qualify as "independent" for the purposes of membership on that Committee, members of audit committees may not accept directly or indirectly any consulting, advisory, or other compensatory fee from the Company other than their director compensation.

Committees

The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Board of Directors has adopted a written charter for each of these Committees. The full text of each charter is available on the Company's website located at www.microvision.com.

The Audit Committee

The Board of Directors has an Audit Committee which assists the Board of Directors by monitoring and overseeing: (1) the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company, (2) the integrity of the financial statements of the Company, (3) compliance by the Company with legal and regulatory requirements, and (4) the performance of the Company's internal finance and accounting personnel and its independent auditors. The Audit Committee conducts discussions related to the Company's earnings announcements and periodic filings, as well as numerous other informal meetings and communications among the Chair, various Audit Committee members, the independent auditors and/or members of the Company's management. Messrs. Cowell and Turner and Ms. Horan currently serve on the Audit Committee, with Mr. Cowell serving as Chairman. The Audit Committee met six times during 2008.

Among other matters, the Audit Committee monitors the activities and performance of the Company's external auditors, including the audit scope, external audit fees, auditor independence matters and the extent to which the independent auditor may be retained to perform non-audit services. The Audit Committee and the Board of Directors have ultimate authority and responsibility to select, evaluate and, when appropriate, replace the Company's independent auditor. The Audit Committee also reviews the results of the external audit work with regard to the adequacy and appropriateness of the Company's financial, accounting and internal controls. Management and independent auditor presentations to and discussions with the Audit Committee also cover various topics and events that may have significant financial impact or are the subject of discussions between management and the independent auditor. In addition, the Audit Committee generally oversees the Company's internal financial controls and financial disclosure procedures.

The "audit committee financial experts" designated by the Board are Col. Richard A. Cowell (Ret.) and Brian Turner, each an independent director. Col. Cowell holds a degree in accounting and has served for eight years as Chair of the Company's Audit Committee. During his twenty-five years of service in the United States Army, Col. Cowell oversaw and actively supervised various complex governmental projects that involved government accounting with a breadth and level of complexity comparable to accounting issues raised by the Company's financial statements, including issues relating to estimates, accruals, and reserves. Since retiring from the Army, Col. Cowell has served as a Principal at Booz Allen Hamilton, where he provides consulting services relating to significant government projects and grants which involve significant and complex accounting issues. Mr. Turner has eight years experience as a chief financial officer of three public companies and has thirteen years of experience in various roles at PricewaterhouseCoopers LLP, including Director, Corporate Finance. Mr. Turner has been actively involved in and has supervised the preparation of financial statements that present a breadth and complexity of issues comparable to accounting issues raised by the Company's financial statements.

The Compensation Committee

The Compensation Committee makes decisions on behalf of, and recommendations to, the Board regarding salaries, incentives and other forms of compensation for directors, officers, and other key employees, and administers policies relating to compensation and benefits. The Compensation Committee also serves as the Plan Administrator for the Company's stock option plans. The Compensation Committee Report is set forth below on page 9. Messrs. Gorton and Turner and Ms. Horan currently serve as members of the Compensation Committee, with Mr. Turner serving as chairman. The Compensation Committee met three times during 2008.

The Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee: (1) counsels the Board of Directors with respect to Board and Committee structure and membership, and (2) reviews and develops the Company's corporate governance guidelines. In fulfilling its duties, the Nominating and Corporate Governance Committee, among other things, will:

•	establish criteria for nomination to the Board and its committees, taking into account the composition of the Board as a whole;
•	identify, review, and recommend director candidates for the Board;
•	recommend directors for election at the annual meeting of shareholders and to fill new or vacant positions;
•

establish policies with respect to the process by which shareholders of the Company may recommend candidates to the Nominating and Corporate Governance Committee for consideration for nomination as a director;

•	assess and monitor, with Board involvement, the performance of the Board; and
•	recommend Directors for membership on Board Committees.

Messrs. Cowell, Gorton and Onetto currently serve as members of the Nominating and Corporate Governance Committee, with Mr. Gorton serving as Chairman. The Nominating and Corporate Governance Committee met one time during 2008.

The Nominating and Corporate Governance Committee will consider recommendations for directorships submitted by shareholders, or groups of shareholders, that have beneficially owned at least 5% of the Company's outstanding shares of common stock for at least one year prior to the date the nominating shareholder submits a candidate for nomination as a director. A nominating shareholder or group of nominating shareholders may submit only one candidate for consideration. Shareholders who wish the Nominating and Corporate Governance Committee to consider their recommendations for nominees for the position of director should submit their request in writing no later than the 120th calendar day before the anniversary of the date the prior year's annual meeting proxy statement was released to shareholders. Such written requests should be submitted to the Nominating and Corporate Governance Committee care of the Corporate Secretary, Microvision, Inc., 6222 185th Avenue NE, Redmond, Washington 98052, and must contain the following information:

•

The name, address, and number of shares of common stock beneficially owned by the nominating shareholder and each participant in a nominating shareholder group (including the name and address of all beneficial owners of more than 5% of the equity interests of an nominating shareholder or participant in a nominating shareholder group);

•

A representation that the nominating shareholder, or nominating shareholder group, has been the beneficial owner of more than 5% of the Company's outstanding shares of common stock for at least one year and will continue to beneficially own at least 5% of the Company's outstanding shares of common stock through the date of the annual meeting;

•

A description of all relationships, arrangements, or understandings between or among the nominating shareholder (or any participant in a nominating shareholder group) and the candidate or any other person or entity regarding the candidate, including the name of such person or entity;

•

All information regarding the candidate that the Company would be required to disclose in a proxy statement filed pursuant to the rules and regulations of the SEC with respect to a meeting at which the candidate would stand for election;

•

Confirmation that the candidate is independent, with respect to the Company, under the independence requirements established by the Company, the SEC, and Nasdaq listing requirements, or, if the candidate is not independent with respect to the Company under all such criteria, a description of the reasons why the candidate is not independent;

•	The consent of the candidate to be named as a nominee and to serve as a member of the Board if nominated and elected;
•

A representation signed by the candidate that if elected he or she will: (1) represent all shareholders of the Company in accordance with applicable laws, and the Company's certificate of incorporation, by-laws, and other policies; (2) comply with all rules, policies, or requirements generally applicable to non-employee directors; and (3) upon request, complete and sign customary Directors and Officers Questionnaires.

In its assessment of each potential candidate, the Nominating and Corporate Governance Committee will review the nominee's judgment, experience, independence, understanding of the Company's or other related industries and such other factors the Nominating and Corporate Governance Committee determines are pertinent in light of the current needs of the Board. The Nominating and Corporate Governance Committee will also take into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities.

Nominees may be suggested by directors, members of management, and, as described above, by shareholders. In identifying and considering candidates for nomination to the Board, the Nominating and Corporate Governance Committee considers, in addition to the requirements set out in the Nominating and Corporate Governance Committee charter, quality of experience, the needs of the Company and the range of talent and experience represented on the Board.

Shareholder Communication with the Board of Directors

The Company has adopted written procedures establishing a process by which shareholders of the Company can communicate with the Board of Directors regarding various topics related to the Company. A shareholder desiring to communicate with the Board, or any individual director, should send his or her written message to the Board of Directors (or the applicable director or directors) care of the Corporate Secretary, Microvision, Inc., 6222 185th Avenue NE, Redmond, Washington 98052. Each submission will be forwarded, without editing or alteration, by the Secretary to the Board, or the applicable director or directors, on or prior to the next scheduled meeting of the Board. The Board will determine the method by which such submission will be reviewed and considered. The Board may also request the submitting shareholder to furnish additional information it may reasonably require or deem necessary to sufficiently review and consider the submission of such shareholder.

Compensation Committee Interlocks And Insider Participation

All members of the Compensation Committee during 2008 were independent directors, and none of them were the Company's employees or former employees. During 2008, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on the Company's Compensation Committee or Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors, executive officers, and greater-than 10% shareholders file reports with the SEC relating to their initial beneficial ownership of the Company's securities and any subsequent changes. They must also provide the Company with copies of the reports.

Based solely on a review of the copies of such forms in the Company's possession, and on written representations from reporting persons, the Company believes that all of these reporting persons complied with their filing requirements during 2008, except Messrs. Brown, Madhavan, Tokman, Walker, Wilson, executive officers of the Company, and Messrs. Cowell, Gorton, Onetto and Turner and Ms. Horan, independent directors of the Company, each belatedly filed one Statement of Changes of Beneficial Ownership of Securities on Form 4, each reporting one transaction.

Code of Ethics

The Company has adopted a code of ethics applicable to the Company's principal executive officer, principal financial officer, principal accounting officer and general counsel, known as the Code of Ethics for Microvision Executives. The Company has also adopted a code of conduct applicable to the Company's directors, officers, and employees, known as the Code of Conduct. The Code of Ethics for Microvision Executives and the Code of Conduct are available on the Company's website. In the event the Company amends or waives any of the provisions of the Code of Ethics for Microvision Executives applicable to its principal executive officer, principal financial officer, and principal accounting officer, it intends to disclose the same on the Company's website at www.microvision.com.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Executive Compensation Objectives

The Company's executive compensation program is designed to attract, retain, motivate and recognize high performance executive officers. The Compensation Committee is responsible for and oversees the Company's compensation program. The Company's philosophy is to provide compensation programs that incentivize and reward both the short and long-term performance of the executive officers relative to the Company's performance against its business objectives. Thus, the Committee utilizes compensation components that measure execution against the Company's annual strategic operating plan, which contains the Company's business objectives. In addition, the Compensation Committee seeks to align the interests of the Company's executive officers with its shareholders.

Executive Compensation Components

Overview. The principal elements of the Company's compensation are base salary, incentive bonus awards, and equity awards. The Company's executive compensation policy recognizes that stock price is only one measure of performance, and given industry business conditions and the long-term strategic direction and goals of the Company, it may not necessarily be the best current measure of executive performance. Thus, the Compensation Committee considers the median level of compensation of its peer group and the achievement of the Company's business objectives when determining executive compensation.

In November 2007, the Compensation Committee retained Milliman, Inc. ("Milliman") to act as an independent compensation consultant. Milliman was tasked with examining the compensation of the named executive officers and providing an analysis of that compensation relative to other companies. Milliman studied data from the proxy statements of a select group of publicly-traded companies and from nationally recognized surveys. Data from these two sources was equally weighted in determining the median market levels of compensation.

The Company's peer group was selected based on input from the Committee and senior management. In selecting the Company's peer group, the Committee and senior management considered companies that were at a similar business stage and companies that were of a similar size in the high-technology and general industries in which the Company operates. In providing its report to the Committee, Milliman also took into account that information for the Company's peer group was reported as of different dates for different companies. The companies comprising the Company's peer group were 3D Systems Corporation, Arrowhead Research Corporation, eMagin Corporation, Excel Technology, Inc., Hoku Scientific, Inc., Immersion Corporation, Keithley Instruments, Inc., Mechanical Technology Inc., MoSys, Inc., Phoenix Technologies Ltd., ThermoGenesis Corp., Universal Display Corporation, and Zygo Corp. Data from these companies was compiled and averaged over a three-year period. Since proxy data is not job specific (i.e., various positions could be represented among the named executive officers), job specific data from nationally recognized surveys was also used. The nationally recognized published surveys utilized were the Aon Executive Compensation Survey, Economic Research Institute Executive Assessor, Culpepper Technology Executive Pay Report, Mercer Executive Compensation Survey, and Watson Wyatt Top Management Compensation Survey.

Base Salary. Base salaries for the named executive officers are primarily based on the position, taking into account competitive market compensation paid by other companies in the Company's peer group for similar positions. Recommendations from the Chief Executive Officer as to increases in base salaries for each executive officer (other than for the Chief Executive Officer) based on the Chief Executive Officer's evaluation of the executive officer's performance are also taken into account.

As with total executive compensation, the Compensation Committee believes that executive base salaries should generally target the median base salary of the Company's peer group. Each named executive officer's base salary is also determined by reviewing the other components of the executive officer's compensation to ensure that the total compensation is in line with the Compensation Committee's overall compensation philosophy. The Compensation Committee makes a recommendation on the Chief Executive Officer's compensation to the full Board of Directors, which then has the authority to approve it.

Based on the compensation objectives mentioned above and Alexander Tokman's employment agreement, Mr. Tokman's base salary for 2008 was $347,288. The 2008 base salaries for Jeff Wilson, Thomas Walker, Sridhar Madhavan, and Ian Brown were $204,000, $229,288, $202,460, and $180,000, respectively.

Incentive Bonus. The Compensation Committee believes that a portion of an executive officer's total compensation, an incentive bonus, should be based on the Company's success in meeting certain performance goals. The Compensation Committee believes that structuring a significant portion of each executive officer's annual cash compensation as an incentive bonus, and the contingent nature of that compensation, induces an executive officer to execute on both the short and long-term goals of the Company. It has structured the executive compensation program to reflect this philosophy by creating an incentive bonus framework that translates performance goals into levels of incentive bonuses.

Each of the named executive officers is eligible for an annual incentive bonus. The amount of the bonus depends on the level of achievement of the stated Company performance goals, with a target set as a percentage of base salary. The Compensation Committee approves the target bonus percentages and the actual bonus awards for all executive officers, except the Chief Executive Officer. The Compensation Committee makes a recommendation to the full Board regarding the Chief Executive Officer. Target bonus percentages are set to be approximately at the median of the peer group.

In 2008, the Compensation Committee approved 40% as a target bonus award (as a percentage of base salary) for the named executive officers other than the Chief Executive Officer. The Committee recommended to the Board, and the Board approved, 65% as a target bonus award (as a percentage of base salary) for the Chief Executive Officer. The amount of the target bonus actually awarded to executives is determined by the Company's performance. In its discretion, the Compensation Committee may, however, award bonus payments to the named executive officers above or below the amounts determined using the calculations described below. However, for 2008, bonus payments were awarded based solely on the amounts determined using these calculations. Due to poor economic conditions and in order to reduce the cash needs of the Company, all bonus payments for 2008 were made with stock options in lieu of cash payments.

Funding of the Company's Incentive Bonus Plan for 2008 was based on achieving certain performance goals. The performance goals under the Plan arose from business objectives set forth in the Company's operating plan. The Company weighted each objective with more weight placed on the Company's strategic objectives. In 2008, the business objectives included: (1) positioning the PicoP segment for 2009 growth; (2) progressing the PicoP automotive head-up display along the development roadmap; (3) delivering on customer commitments for PicoP™ eyewear; (4) achieving operating loss, year-end cash and revenue; and (5) improving the effectiveness and culture of the organization.

Overall performance was calculated by multiplying the percentage completion of each business objective by its assigned weight in order to generate a number corresponding to achievement of the business objective - See detailed discussion below of each performance objective. The numbers assigned to achievement of the business objectives were then summed together to achieve a total score. The target bonus payout was then made based upon the Committee's discretionary determination of the appropriate payout, with reference to a sliding scale approved by the Committee that would have paid 200% of the target bonus at achievement of a score of 125% of the business objectives and 40% of target bonus at the score of 50%. The Committee determined that in 2008 the Company, in the aggregate, achieved a total score of approximately 63% of the business objectives which corresponded to a payout of 62% of target bonuses.

To determine the total score of the 2008 business objectives the Compensation Committee assessed the Company's performance against the various objectives. The Committee determined the Company only partially met objective 1, primarily as a result of delays in the availability of green lasers for use in both the accessory and embedded PicoP. The Company was, however, able to secure manufacturing agreements for the accessory and embedded PicoP, commence discussions with prospective customers regarding the embedded PicoP and make advances in the definition and maturation the PicoP platform. The Committee determined that the Company only partially met objective 2 because despite delivering on two customer contracts and completing head-up display prototypes, the Company was unable to secure desired long-term customers due to instability in the automotive sector of the economy and unavailability of green lasers. The Committee determined that the Company substantially met objective 3 as a result of its success in meeting planned deliverables under its government contracts, which was offset by entering into a contract that will result in commercial product, but not in the target timeframe, and partial progress in development of a proprietary optics product. The Committee determined the Company only partially met objective 4, primarily as a result of the shortfall in bar code scanner revenues from plan, which resulted from a delay in launching ROV, offset slightly by the success in transferring engineering and support resources for bar code products to India. The Committee determined that the Company substantially met objective 4 primarily by ending the year with a cash balance well in excess of plan and managing the operating loss to better than target despite underperforming in meeting revenue targets. The Committee determined that objective 5 was met largely as a result of the Company's success in retaining and motivating its top talent and overall employee population in a challenging economic climate.

Based upon the level of success in meeting the stated performance objectives described above, the Compensation Committee recommended to the Board, and the Board approved, an incentive bonus to be paid in stock options in lieu of cash for Alexander Tokman of $140,000. The Compensation Committee awarded Jeff Wilson, Thomas Walker, Sridhar Madhavan and Ian Brown bonuses to be paid in stock options in lieu of cash of $50,600, $56,900, $50,200 and $44,600, respectively. With respect to the Chief Executive Officer, the Compensation Committee recommended to the Board, and the Board approved, and with respect to each of the other executive officers, the Compensation Committee approved, paying the incentive bonus in additional stock option awards in an amount equal to the incentive bonus divided by the value of the stock option, determined for this purpose to be $2.00. The exercise price of the options was the closing market price of the Company's common stock on the Nasdaq Global Market on the grant date. The options were fully vested upon grant with a ten year term.

Equity Awards. The Compensation Committee believes that equity participation is a key component of the Company's executive compensation program. Equity awards are designed to attract and retain executive officers and to motivate them to enhance shareholder value by aligning the financial interests of executive officers with those of shareholders. Each year the Committee reviews the size and composition of the equity grants to ensure that they are aligned with the Company's compensation philosophy of compensating executives at the median of the Company's peer group. Similar to base salary, a review of equity award levels is conducted to ensure that a named executive officer's equity compensation comports with the Compensation Committee's overall philosophy and objectives and is competitive with the Company's peer group.

Stock options and restricted stock awarded to the named executive officers in 2008 were granted under, and subject to, the 2006 Incentive Plan. The stock options typically vest 25% upon the first anniversary of the date of grant and 25% upon each subsequent anniversary. The option awards expire 10 years from the date of grant, and optionees who terminate their service after vesting have a limited time to exercise their options (typically three to twelve months). The options also contain a provision for acceleration of exercisability of all unvested options in the event of a change in control of the Company that does not result in an assumption, substitution or pay off of such awards by the acquiring company. The restricted stock has three-year cliff vesting, which is tied to continued employment. The exercise price of the options is the closing sale price of the Company's common stock on the Nasdaq Global Market on the date of the grant.

The Compensation Committee's practice is to make annual equity awards as part of its overall philosophy of performance-based compensation. Restricted stock and stock options are awarded by the Compensation Committee to executive officers based on a philosophy of providing equity incentives at the median of the Company's peer group. In 2008, the value of the long-term incentive award was split 70% stock options and 30% restricted stock.

In 2008, the Compensation Committee approved 45% (as a percentage of base salary) for the level of equity awards to the named executive officers other than the Chief Executive Officer. The Committee recommended to the Board, and the Board approved, 110% (as a percentage of base salary) for the level of equity awarded to the Chief Executive Officer. The percentages were used to determine a total dollar value. Stock options were valued at $2.00 and restricted stock was valued using the grant price. Those values were then utilized to calculate the respective number of shares of options and restricted stock to award to an executive.

Mr. Tokman was awarded 218,071 stock options, 70,000 of which were granted in lieu of Mr. Tokman's 2008 cash bonus. Jeff Wilson, Thomas Walker, Sridhar Madhavan and Ian Brown were awarded 61,378, 68,903, 60,079 and 53,436 stock options, respectively, including, 25,300, 28,450, 25,100 and 22,300 stock options granted in lieu of 2008 cash bonuses for Mr. Wilson, Mr. Walker, Mr. Madhavan and Mr. Brown, respectively. In 2008, Mr. Tokman was awarded 63,459 shares of restricted stock and Mr. Wilson, Mr. Walker, Mr. Madhavan and Mr. Brown were awarded 15,462, 17,337, 14,991 and 13,344 shares of restricted stock, respectively.

Tax Deductibility of Compensation

Limitations on the deductibility of compensation may occur under Section 162(m) of the Internal Revenue Code of 1986, which generally limits a public company's tax deduction for compensation paid to its named executive officers to $1 million in any year. In addition, Section 162(m) specifically exempts certain performance-based compensation from the deduction limit. It is the intent of the Compensation Committee to have the Company's compensation program be deductible without limitation. However, the Compensation Committee will take into consideration various other factors, together with Section 162(m) considerations, in making executive compensation decisions and could, in certain circumstances, approve and authorize compensation that is not fully tax deductible.

Processes and Procedures

Role of the Compensation Committee and the Chief Executive Officer in the Compensation Process. The Chief Executive Officer, with the assistance and support of the human resources department, provides recommendations regarding the compensation of the executive officers, including himself. The Compensation Committee considers these recommendations and consults with the Chief Executive Officer as to his recommendations for the executive officers. The Compensation Committee considers the Chief Executive Officer's recommendations, together with the Committee's philosophy, objectives and market data in approving these recommendations. The Compensation Committee makes a recommendation on the Chief Executive Officer's compensation to the full Board of Directors, who then has the authority to approve it.

Role of Compensation Consultants in the Compensation Process. The Compensation Committee's charter provides the Committee with the authority to retain a compensation consulting firm in its discretion. In 2007, the Committee retained Milliman, Inc. Milliman's role is more fully described under "Executive Compensation Components - Overview."

Compensation Committee Report

The Compensation Committee has reviewed and discussed this Compensation Discussion and Analysis with management. Based on the review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this report for filing with the Securities and Exchange Commission.

Compensation Committee

Slade Gorton
Jeanette Horan
Brian Turner (Chairman)

Summary Compensation Table for 2008

This table shows certain information about the compensation the Company paid its Chief Executive Officer, its Chief Financial Officer and each of its three other most highly compensated executive officers who were serving as executive officers as of December 31, 2008. These officers are referred to as named executive officers.

                                                                                              Non-Equity
                                                                                               Incentive
                                                                      Stock        Option        Plan       All Other
Name and                        Fiscal      Salary       Bonus        Awards       Awards    Compensation  Compensation    Total
Principal Position               Year        ($)          ($)        ($) (1)    ($) (1) (2)     ($) (2)    ($) (3) (4)      ($)
------------------------------ --------- ------------ ------------ ------------ ------------ ------------- ------------ -----------
Alexander Y. Tokman              2008        347,288           --       36,315      742,461       140,000        9,424   1,275,488
President and Chief Executive    2007        330,750           --           --      665,319       236,500       45,511   1,278,080
Officer and Director             2006        315,000           --           --      619,282        78,750       67,458   1,080,490

Jeff T. Wilson                   2008        203,030           --        8,848      135,286        50,600        9,424     407,188
Chief Financial Officer          2007        195,892           --           --       70,572        86,700        3,997     357,161
                                 2006        185,349           --           --       39,188        38,070           --     262,607

Thomas M. Walker                 2008        227,907           --        9,921      156,239        56,900        8,378     459,345
Vice President, General Counsel  2007        205,033           --           --       86,374        97,200        8,072     396,679
and Secretary                    2006        198,450           --           --       51,526        40,040        5,678     295,694

Sridhar Madhavan                 2008        200,500           --        8,579      118,257        50,200        7,826     385,362
Senior Vice President,           2007        188,334           --           --       60,374        84,000       38,851     371,559
Research and Development         2006        116,667           --           --       12,854        35,000       43,911     208,432

Ian D. Brown                     2008        178,333           --        7,636       93,330        44,600        8,451     332,350
Vice President,                  2007        170,000           --           --       47,538        74,800       11,393     303,731
Sales and Marketing              2006        147,176           --           --       20,677         3,400       63,238     234,491

___________________

(1)

Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with Statement of Financial Accounting Standards No. 123(R) ("FAS123(R)"), of awards pursuant to the 2006 Microvision, Inc. Incentive Plan (the "2006 Plan") and may include amounts from awards granted in and prior to 2006. In accordance with SEC rules, these amounts exclude estimates of forfeitures. The underlying valuation assumptions are disclosed in footnote 13 to the Company's audited financial statements filed with its Annual Report on Form 10-K for fiscal 2008.

(2)

Reflects the total amounts awarded under the annual incentive plan during fiscal 2006, 2007 and 2008, which are discussed in more detail under the heading "Incentive Bonus" in the Compensation Discussion and Analysis above. One-half of the amounts earned with respect to 2007 were paid in cash to participants on March 25, 2008 following the Compensation Committee's review of performance targets under the plan and one-half of the amounts were paid in additional stock options of the Company - Alexander Tokman, Jeff Wilson, Thomas Walker, Sridhar Madhavan and Ian Brown were awarded 68,750, 25,203, 28,256, 24,419 and 21,744 stock options, respectively. Total amounts earned with respect to 2008 were paid in stock options of the Company to participants on April 23, 2009 following the Compensation Committee's review of performance targets under the plan. Alexander Tokman, Jeff Wilson, Thomas Walker, Sridhar Madhavan and Ian Brown were awarded 70,000, 25,300, 28,450, 25,100 and 22,300 stock options, respectively.

(3)

Perquisites and other personal benefits are valued on an aggregate incremental cost basis. All figures shown below in footnote 4 represent the direct dollar cost incurred in providing these perquisites and other personal benefits to the named executive officers.

(4)	The table below shows amounts under All Other Compensation for fiscal 2006, 2007 and 2008:

                                                                                Forgiveness
                                         Perquisites    Amounts      Employer   of interest
                                             and       reimbursed  contribution  amounts on
Name and                        Fiscal     Personal   for payment   to 401(k)   outstanding
Principal Position               Year    Benefits (1)   of taxes   account (2)  loan balance   Severance      Total
------------------------------ --------- ------------ ------------ ------------ ------------ ------------- ------------
Alexander Y. Tokman              2008          2,524           --        6,900           --            --        9,424
                                 2007         26,898       11,863        6,750           --            --       45,511
                                 2006         47,370       13,469        6,619           --            --       67,458

Jeff T. Wilson                   2008          2,524           --        6,900           --            --        9,424
                                 2007          2,027           --        1,970           --            --        3,997
                                 2006             --           --           --           --            --           --

Thomas M. Walker                 2008          2,524           --        5,854           --            --        8,378
                                 2007          2,227           --        5,845           --            --        8,072
                                 2006             --           --        5,678           --            --        5,678

Sridhar Madhavan                 2008          1,991           --        5,835           --            --        7,826
                                 2007         22,277       10,717        5,857           --            --       38,851
                                 2006         29,426       12,297        2,188           --            --       43,911

Ian D. Brown                     2008          1,991           --        6,460           --            --        8,451
                                 2007          3,895        1,888        5,610           --            --       11,393
                                 2006         43,309       16,741        3,188           --            --       63,238

___________________

(1)	The 2008 amounts represent actual amounts reimbursed for health club dues.
(2)	This column represents the amount of Company matching contributions made to the Company's qualified 401(k) retirement plan.

Grants of Plan-Based Awards During 2008

The following table shows grants of plan based awards to the Company's named executive officers in 2008.

                                  Estimated     All Other    All Other
                                   Possible       Stock        Option                  Grant Date
                                Payments Under   Awards:      Awards:      Exercise    Fair Value
                                  Non-Equity    Number of    Number of     or Base      Of Stock
                                Incentive Plan  Shares of    Securities    Price of       and
                                    Awards        Stock      Underlying     Option       Option
                      Grant         Target       or Units     Options       Awards       Awards
Name                   Date          ($)         (#) (1)      (#) (2)     ($/Sh) (3)    ($) (4)
------------------ ------------ -------------- ------------ ------------ ------------ ------------
Alexander Y. Tokman 03/25/2008             --       63,459      216,821         2.23      419,955
                    03/25/2008        225,737           --           --           --

Jeff T. Wilson      03/25/2008             --       15,462       61,281         2.23      113,177
                    03/25/2008         81,600           --           --           --

Thomas M. Walker    03/25/2008             --       17,337       68,709         2.23      126,898
                    03/25/2008         91,715           --           --           --

Sridhar Madhavan    03/25/2008             --       14,991       59,398         2.23      109,709
                    03/25/2008         80,984           --           --           --

Ian D. Brown        03/25/2008             --       13,344       52,880         2.23       97,666
                    03/25/2008         72,000           --           --           --

___________________

(1)	All stock awards vest on the third anniversary of grant date.
(2)

Messrs. Tokman, Wilson, Walker, Madhavan and Brown were awarded 68,750, 25,203, 28,256, 24,419 and 21,744 of stock options, respectively, fully vested upon date of grant with ten year terms, in lieu of one-half of the Incentive Bonus amounts earned with respect to 2007. The remaining option awards vest 25% in annual installments beginning on the first anniversary of the date of grant and expire ten years after the date of grant.

(3)	All option awards were granted with an exercise price equal to the closing price of the Company's common stock on the Nasdaq Global Market on the date of grant.
(4)	Reflects the fair value of option awards on the date of grant in accordance with FAS 123(R).

Outstanding Equity Awards at Year-End 2008

The following table shows outstanding equity awards for the Company's named executive officers as of December 31, 2008.

                                            Option Awards                            Stock Awards
                     ------------------------------------------------------ ----------------------------
                         Number of     Number of                                            Market Value
                         Securities    Securities                               Number of    of Shares
                         Underlying    Underlying                               Shares of     of Stock
                        Unexercised   Unexercised    Option       Option        Stock That      That
                        Options (#)   Options (#)    Exercise   Expiration       Have Not      Have Not
Name                    Exercisable  Unexercisable  Price ($)      Date         Vested (#)   Vested ($)
-------------------- --------------- -------------- ---------- ------------ --------------- ------------
Alexander Y. Tokman   1     240,000         60,000       2.77   07/07/2015
                      2     190,000        190,000       3.43   04/13/2016
                      2     150,000        150,000       4.46   04/13/2016
                      2      53,938        161,812       4.39   04/19/2017
                      2          --        148,071       2.23   03/25/2018
                      4      68,750             --       2.23   03/25/2018   5      63,459         2.23

Jeff T. Wilson        3       3,756          3,754       2.77   10/24/2011
                      3      12,250         12,250       2.77   04/01/2012
                      3      56,974         21,655       2.77   06/13/2013
                      2       5,000          5,000       3.43   04/05/2016
                      2      26,904         80,710       4.39   04/19/2017
                      2          --         36,078       2.23   03/25/2018
                      4      25,203             --       2.23   03/25/2018   5      15,462         2.23

Thomas M. Walker      3      90,000         30,000       2.77   05/07/2012
                      2      20,000         20,000       3.43   04/05/2016
                      2      27,002         81,006       4.39   04/19/2017
                      2          --         40,453       2.23   03/25/2018
                      4      28,256             --       2.23   03/25/2018   5      17,337         2.23

Sridhar Madhavan      2      20,000         20,000       3.43   05/12/2016
                      2      20,500         61,500       4.39   04/19/2017
                      2          --         34,979       2.23   03/25/2018
                      4      24,419             --       2.23   03/25/2018   5      14,991         2.23

Ian D. Brown          2      25,000         25,000       3.43   05/12/2016
                      2      11,700         35,100       4.39   04/19/2017
                      2          --         31,136       2.23   03/25/2018
                      4      21,744             --       2.23   03/25/2018   5      13,344         2.23

___________________

(1)	The indicated option vests 20% on the grant date and 20% on each subsequent annual anniversary of the grant date.
(2)	The indicated option vests 25% on each anniversary of the grant date.
(3)	The indicated options were repriced via an exchange for outstanding options. They vest 25% on the grant date of May 17, 2006 and 25% on each subsequent anniversary of the grant date.
(4)	The indicated options vested 100% on the date of grant.
(5)	The indicated stock awards vest 100% on the third anniversary of the date of grant.

Option Exercises and Stock Vested During 2008

None of the Company's named executive officers exercised stock options or acquired shares upon vesting of stock awards during fiscal 2008.

Potential Payments upon Termination or Change in Control

All of the Company's named executive officers, except for Alexander Tokman, are employed at will and do not have employment agreements. Mr. Tokman's employment agreement is summarized below. Under the 2006 Plan, 100% of each of the named executive officers' options which have not been exercised will become fully vested and immediately exercisable upon a change of control of the Company that does not result in an assumption, substitution or pay off of such award by the acquiring company.

The following table sets forth aggregate estimated payment obligations to each of the Company's named executive officers assuming a termination without cause, or a change in control, occurred on December 31, 2008.

                        Payments Due in Connection       Payments Due in Connection
                          with a Termination of         with a Change of Control and      Payments Due in Connection
Name                   Employment without Cause (1)    Termination of Employment (1)      with Change of Control (1)
-------------------- -------------------------------- -------------------------------- --------------------------------
Alexander Y. Tokman                          731,470                          907,394                               --
Jeff T. Wilson                                    --                               --                               --
Thomas M. Walker                                  --                               --                               --
Ian D. Brown                                      --                               --                               --
Sridhar Madhavan                                  --                               --                               --

___________________

(1)	The Company used the following assumptions to calculate these payments:
•

The Company included the estimated intrinsic value of accelerating any award of stock options that is accelerated upon a change in control. In the case of a change in control, the Company assumed that all such awards would be cashed out at closing using the closing price of the Company's common stock on the Nasdaq Global Market on December 31, 2008, which was $1.68 per share. See the table titled "Outstanding Equity Awards at Fiscal Year-End 2008" for information regarding unvested equity awards.

Employment Agreement

Payment upon Termination. Under Mr. Tokman's employment agreement with the Company dated April 7, 2009, if he dies, becomes disabled, retires, terminates his employment other than for "good reason" or is terminated by the Company for "cause," he will be provided his earned but unpaid base salary, earned but unused vacation time, any bonus compensation for the prior year which is unpaid on the date of termination to the extent bonuses are paid to other officers, 18 months of certain group and medical benefits for Mr. Tokman's family and any business expenses which have not yet been reimbursed by the Company. If the Company terminates him "other than for cause," or if he terminates his employment for "good reason," he will receive, in addition to the amounts listed in the foregoing sentence, his base salary for 18 months following the date of his termination, plus an amount equal to his target bonus for the year prior to the termination, and the Company will continue to pay certain group medical and dental expenses in that 18-month period. The Company does not accelerate the vesting of equity incentives for its executive officers in the event of a termination of employment. In the event of a change in control of the Company, all unvested stock options vest upon the change in control if the change in control does not result in an assumption, substitution or pay off of such award by the acquiring company, and the Compensation Committee has the discretion to remove the vesting restrictions on all unvested restricted shares.

In determining whether a termination occurred with or without "cause," "cause" is deemed to exist under Mr. Tokman's employment agreement when there is a repeated willful failure to perform or gross negligence in the performance of his duties; fraud, embezzlement or other dishonesty with respect to the Company; a material breach of his obligations of confidentiality, non-competition, or non-solicitation against the Company; or commission of a felony or other crime involving moral turpitude.

In determining whether Mr. Tokman has "good reason" to terminate his employment, "good reason" is deemed to exist when: the Company has failed to continue him in a certain position; there is a substantial diminution in the nature and scope of his responsibilities; there is a material failure of the Company to provide him with base salary and benefits, excluding an inadvertent failure which is cured within a certain time period; or his office is relocated more than thirty-five miles from the then-current location of the Company's principal offices without his consent. Mr. Tokman may only terminate his employment for good reason if he (a) gives notice to the Company within ninety (90) days of the initial occurrence of the event or condition constituting good reason, setting forth in reasonable detail the nature of such good reason; (b) the Company fails to cure within thirty (30) days following such notice; and (c) Mr. Tokman terminates his employment within thirty (30) days following the end of the thirty (30)-day cure period (if the Company fails to cure).

Payment upon a Change in Control. In the event of a change of control and the Company terminates Mr. Tokman's employment "other than for cause" within two years following a change of control or Mr. Tokman terminates his employment for "good reason" within six months following a change of control, the Company must pay Mr. Tokman an amount equal to two times the sum of one year of base salary plus a payment equal to his target bonus. The foregoing amount will be paid in a single lump sum. The Company must also pay the full cost of Mr. Tokman's continued participation in the Company's group health and dental plans for two years or, if less, for so long as he remains entitled to continue such participation under applicable law. In addition, 100% of his options, restricted stock or other equity awards which have not been exercised and have not expired or been surrendered or cancelled, will become exercisable in accordance with the applicable award agreement.

The obligation of the Company to pay the severance amounts mentioned in this "Payments upon a Termination or Change in Control" section are subject to Mr. Tokman signing an employee release. Also, Mr. Tokman must comply with certain confidential information and assignment of intellectual property obligations. Further, Mr. Tokman is subject to a non-compete and non-solicit obligation for 12 months following his termination.

Director Compensation for 2008

The following table provides information concerning the Company's non-employee directors during 2008. Alexander Tokman was not paid additional compensation for his service as director and his compensation is fully reflected in the other tables contained in this report.

                       Fees Earned
                     or Paid in Cash   Option Awards     Stock Awards      Total
Name                     ($) (1)        ($) (2) (3)        ($) (4)          ($)
------------------- ----------------- ---------------- ---------------- ------------
Richard A. Cowell             42,000           37,290           10,000       89,290
Slade Gorton                  35,000           37,290           10,000       82,290
Jeanette Horan                40,000           37,290           10,000       87,290
Marc Onetto                   27,000           37,290           10,000       74,290
Brian Turner                  39,000           37,290           10,000       86,290

___________________

(1)

Excludes Board and Committee meeting fees earned and reported in 2007, but paid in 2008 in the amounts of $2,000 for Mr. Turner and Mr. Cowell, $4,000 for Ms. Horan and $5,000 for Mr. Onetto and Mr. Gorton.

(2)

Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, calculated in accordance with FAS 123(R), and includes amounts from awards granted prior to 2008. In accordance with SEC rules, these amounts exclude estimates of forfeitures. The underlying valuation assumptions are disclosed in footnote 11 to the Company's audited financial statements filed with its Annual Report on Form 10-K for fiscal 2008.

(3)	The following table shows the number of outstanding shares underlying option and stock awards for each of the Company's non-employee directors as of December 31, 2008:
                    Outstanding      Outstanding
                         Option            Stock
                         Awards            Awards
Name                       (#)            (#) (4)
------------------- ----------------- ----------------
Richard A. Cowell            138,867            7,092
Slade Gorton                 105,000            7,092
Jeanette Horan                75,000            7,092
Marc Onetto                   75,000            7,092
Brian Turner                  75,000            7,092

(4)	The indicated awards represent one-half of each independent directors' annual fee for 2008, which was paid in shares of common stock.

Each Independent Director is granted a nonstatutory option to purchase 15,000 shares of common stock on the date on which he or she is first elected or appointed to the Board of Directors. These options are fully vested and immediately exercisable upon the date of grant. Each Independent Director also receives, upon his or her initial appointment or election and upon each subsequent reelection to the Board of Directors, an option to purchase 15,000 shares that will vest in full on the earlier of (i) the day prior to the date of the Company's annual meeting of shareholders next following the date of grant, or (ii) one year from the date of grant, provided the Independent Director continues to serve as a director on the vesting date. If an Independent Director ceases to be a director for any reason other than death or disability before his or her term expires, then any outstanding unvested options issued to such Independent Director will be forfeited. Options vested as of the date of termination for any reason other than death or disability are exercisable through the date of expiration. The exercise price for each option is equal to the closing price of the Company's common stock as reported on the Nasdaq Global Market on the date of grant. The options generally expire on the tenth anniversary of the date of grant.

In addition, each Independent Director receives the following cash compensation for his or her service as a director:

•	A fee of $20,000 that accrues as of the date of appointment or election to the Board of Directors, and as of the date of each subsequent reelection;
•	A fee of $3,000 for the Board chair or $2,000 per director for each Board meeting attended by the director; and
•	A fee of $3,000 for the committee chair or $2,000 per committee member for each committee meeting attended by the director that is held on a day other than a day on which a Board meeting is held.

All directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table shows as of April 27, 2009, the number of shares of the Company's common stock owned beneficially by the Company's directors and nominees, the named executive officers, and all directors and executive officers as a group.

                                                                     Number of       Percent of
Name of Beneficial Owner                                             Shares(1)    Common Stock(2)
------------------------------------------------------------------- ------------ ------------------
Alexander Y. Tokman (3)                                               1,065,644                1.5%

Jeff T. Wilson (4)                                                      232,370                 *

Thomas M. Walker (5)                                                    278,823                 *

Sridhar Madhavan (6)                                                    132,764                 *

Ian D. Brown (7)                                                        115,728                 *

Richard A. Cowell (8)                                                   152,159                 *

Slade Gorton (9)                                                        113,092                 *

Marc Onetto (10)                                                         82,092                 *

Jeanette Horan (11)                                                      82,092                 *

Brian Turner (12)                                                        82,092                 *

Highland Capital Management (13)                                      4,887,287                7.2%

All executive officers and directors as a group (10 persons) (14)     2,336,856                3.2%

___________________

*	Less than 1% of the outstanding shares of common stock.
(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants that are currently exercisable or convertible or may be exercised or converted within sixty days are deemed to be outstanding and to be beneficially owned by the person holding these options or warrants for the purpose of computing the number of shares beneficially owned and the percentage of ownership of the person holding these securities, but are not outstanding for the purpose of computing the percentage ownership of any other person or entity. Subject to community property laws where applicable, and except as otherwise noted, the Company believes that each shareholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned thereby.

(2)	Percentage of common stock is based on 68,080,000 shares of common stock outstanding as of April 27, 2009.
(3)	Includes 1,033,644 shares issuable upon exercise of options.
(4)	Includes 231,470 shares issuable upon exercise of options.
(5)	Includes 270,823 shares issuable upon exercise of options.
(6)	Includes 129,264 shares issuable upon exercise of options.
(7)	Includes 112,728 shares issuable upon exercise of options.
(8)	Includes 138,867 shares issuable upon exercise of options.
(9)	Includes 105,000 shares issuable upon exercise of options.
(10)	Includes 75,000 shares issuable upon exercise of options.
(11)	Includes 75,000 shares issuable upon exercise of options.
(12)	Includes 75,000 shares issuable upon exercise of options.
(13)	Based on information set forth in a Form 4 filed with the SEC on April 7, 2009 by James D. Dondero and Highland Capital Management, L.P.
(14)	Includes 2,246,796 shares issuable upon exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the Code of Conduct adopted by the Company, officers, directors and employees must avoid even the appearance of a conflict of interest. Under the Code of Ethics for Microvision Executives adopted by the Company, the Company's chief executive officer, chief financial officer and other senior operating and financial executives must report any material transaction or relationship that reasonably could be expected to give rise to a conflict of interest. The Company also reviews questionnaires completed by all directors and executive officers for potential "related-person transactions" between the Company and related persons. The Board's Audit Committee is responsible for review, approval, or ratification of related-person transactions. The Audit Committee determines whether the related person has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company's independent auditors, PricewaterhouseCoopers LLP, billed the following fees to the Company for audit and other services for the fiscal years 2008 and 2007:

Audit Fees

The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company's annual financial statements and the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q were $529,280 for the year ended December 31, 2008 and were $410,235 for the year ended December 31, 2007.

Audit Related Fees

There were no fees for audit related services in 2008 or 2007.

Tax Fees

Fees for tax services, including federal and state tax compliance, tax advice and tax planning, totaled $1,732 in 2008 and $26,075 in 2007.

All Other Fees

Fees for all other services not described above totaled $1,500 in 2008 for a subscription to an online accounting research tool and $1,500 in 2007.

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

MICROVISION, INC.
Date: April 30, 2009	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2009	BY:	/s/ Jeff Wilson
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

10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993.(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993.(1)+
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993.(1)+
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994.(5)
10.5	Microvision, Inc. 2006 Incentive Plan, as amended. (17)*
10.6	Independent Director Stock Option Plan, as amended.(4)*
10.7	Executive Loan Plan and Related Form of Note.(3)*
10.8	License and Development Agreement dated as of December 30, 2004 by and between Microvision, Inc. and Ethicon Endo-Surgery, Inc.(8)+
10.9	Employment Agreement between Microvision, Inc. and Alexander Y. Tokman dated July 18, 2005.(9)
10.10	Lease Agreement between CarrAmerica Reality Operating Partnership, L.P. and Microvision, Inc., dated July 15, 2005.(11)
23	Consent of Independent Registered Public Accounting Firm.(19)
31.1	Principal Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(6) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 10, 2004.

(7) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 14, 2005.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

(9) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 7, 2005.

(10) Incorporated by reference to the Company's Current Report on Form 8- K filed on July 29, 2005.

(11) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2005.

(12) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 10, 2005.

(13) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 2, 2005.

(14) Incorporated by reference to the Company's Current Report on Form 8- K filed on December 1, 2005.

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

(19) Incorporated by reference to the Company's Original 10-K.

+ Subject to confidential treatment.

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.