Form 10-Q
period 2009-03-31
MICROVISION INC
filed 2009-05-07
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒        NO    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES    ☐        NO    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

As of April 27, 2009, 68,080,000 shares of the Company's common stock, $0.001 par value, were outstanding.

Microvision, Inc.
Consolidated Balance Sheet
(In thousands, except per share data)
(Unaudited)

                                                                                     March 31,     December 31,
                                                                                       2009           2008
                                                                                   -------------  -------------
Assets
Current assets
   Cash and cash equivalents                                                      $      16,397  $      25,533
   Investment securities, available-for-sale                                              2,706          2,705
   Accounts receivable, net of allowances of $57 and $57                                    502            537
   Costs and estimated earnings in excess of billings on uncompleted contracts              325            695
   Inventory                                                                              1,439          1,525
   Other current assets                                                                     748            889
                                                                                   -------------  -------------
   Total current assets                                                                  22,117         31,884

Property and equipment, net                                                               3,671          3,701
Restricted investments                                                                    1,332          1,332
Other assets                                                                                 54             47
                                                                                   -------------  -------------
   Total assets                                                                   $      27,174  $      36,964
                                                                                   =============  =============

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                               $       2,299  $       3,487
   Accrued liabilities                                                                    3,574          3,545
   Billings in excess of costs and estimated earnings on uncompleted contracts               55             62
   Liability associated with common stock warrants                                          151            331
   Current portion of capital lease obligations                                              42             41
   Current portion of long-term debt                                                         72             71
                                                                                   -------------  -------------
   Total current liabilities                                                              6,193          7,537
Capital lease obligations, net of current portion                                            34             45
Long-term debt, net of current portion                                                      303            322
Deferred rent, net of current portion                                                     1,332          1,409
                                                                                   -------------  -------------
   Total liabilities                                                                      7,862          9,313
                                                                                   -------------  -------------
Commitments and contingencies                                                                --             --

Shareholders' equity
   Common stock, par value $.001; 125,000 shares authorized;
      68,080 and 68,080 shares issued and outstanding                                        68             68
   Additional paid-in capital                                                           320,187        319,662
   Accumulated other comprehensive loss                                                     (37)           (38)
   Accumulated deficit                                                                 (300,906)      (292,041)
                                                                                   -------------  -------------
   Total shareholders' equity                                                            19,312         27,651
                                                                                   -------------  -------------
   Total liabilities and shareholders' equity                                     $      27,174  $      36,964
                                                                                   =============  =============

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                             ----------------------
                                                                                2009        2008
                                                                             ----------  ----------
Contract revenue                                                            $      712  $    2,281
Product revenue                                                                    239         289
                                                                             ----------  ----------
    Total revenue                                                                  951       2,570
                                                                             ----------  ----------
Cost of contract revenue                                                           383         762
Cost of product revenue                                                            241         339
                                                                             ----------  ----------
    Total cost of revenue                                                          624       1,101
                                                                             ----------  ----------
Gross margin                                                                       327       1,469
                                                                             ----------  ----------

Research and development expense                                                 5,610       4,426
Sales, marketing, general and administrative expense                             3,814       4,135
                                                                             ----------  ----------
    Total operating expenses                                                     9,424       8,561
                                                                             ----------  ----------
Loss from operations                                                            (9,097)     (7,092)
Interest income                                                                     64         412
Interest expense                                                                   (11)        (13)
Gain on derivative instruments, net                                                180       1,673
Other expense                                                                       (1)        (18)
                                                                             ----------  ----------
Net loss                                                                    $   (8,865) $   (5,038)
                                                                             ==========  ==========

Net loss per share - basic and diluted                                      $    (0.13) $    (0.09)
                                                                             ==========  ==========

Weighted-average shares outstanding - basic and diluted                         68,080      56,730
                                                                             ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                             ----------------------
                                                                                2009        2008
                                                                             ----------  ----------
Net loss                                                                    $   (8,865) $   (5,038)

Other comprehensive gain (loss)
Unrealized gain on investment securities, available-for-sale                         1          38
                                                                             ----------  ----------
Comprehensive loss                                                          $   (8,864) $   (5,000)
                                                                             ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                        ----------------------
                                                                                           2009        2008
                                                                                        ----------  ----------
Cash flows from operating activities
    Net loss                                                                           $   (8,865) $   (5,038)
    Adjustments to reconcile net loss to net cash used in operations:
        Depreciation                                                                          245         228
        Non-cash stock-based compensation expense                                             548       1,066
        Gain on derivative instruments, net                                                  (180)     (1,673)
        Net accretion of discount on short-term investments                                    --         (65)
        Non-cash deferred rent                                                                (69)        (68)
            Change in:
            Accounts receivable, net                                                           35       1,163
            Costs and estimated earnings in excess of billings on uncompleted contracts       370         169
            Inventory                                                                          86        (575)
            Other current assets                                                              118        (210)
            Other assets                                                                       (7)         (3)
            Accounts payable                                                               (1,049)        369
            Accrued liabilities                                                                21          27
            Billings in excess of costs and estimated earnings on uncompleted contracts        (7)       (695)
                                                                                        ----------  ----------
            Net cash used in operating activities                                          (8,754)     (5,305)
                                                                                        ----------  ----------
Cash flows from investing activities
    Sales of investment securities                                                             --       8,000
    Purchases of investment securities                                                         --        (986)
    Purchases of restricted investment securities                                              --        (350)
    Purchases of property and equipment                                                      (354)       (137)
                                                                                        ----------  ----------
            Net cash provided by (used in) investing activities                              (354)      6,527
                                                                                        ----------  ----------
Cash flows from financing activities
    Principal payments under capital leases                                                   (10)        (12)
    Principal payments under long-term debt                                                   (18)        (16)
                                                                                        ----------  ----------
            Net cash used in financing activities                                             (28)        (28)
                                                                                        ----------  ----------
Net increase (decrease) in cash and cash equivalents                                       (9,136)      1,194
Cash and cash equivalents at beginning of period                                           25,533      13,399
                                                                                        ----------  ----------
Cash and cash equivalents at end of period                                             $   16,397  $   14,593
                                                                                        ==========  ==========
Supplemental disclosure of cash flow information
    Cash paid for interest                                                             $       11  $       13
                                                                                        ==========  ==========
Supplemental schedule of non-cash investing and financing activities
    Other non-cash additions to property and equipment                                 $       60  $        9
                                                                                        ==========  ==========

The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

1. MANAGEMENT'S STATEMENT AND PRINCIPLES OF CONSOLIDATION

Management's Statement

The Consolidated Balance Sheet as of March 31, 2009, the Consolidated Statements of Operations, Comprehensive Loss and Cash Flows for the three months ended March 31, 2009 and 2008 have been prepared by Microvision, Inc. (the "Company" or "Microvision") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at March 31, 2009 and the results of operations, comprehensive loss and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the SEC. You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

At March 31, 2009, Microvision had $19.1 million in cash, cash equivalents and investment securities, available-for-sale. Microvision's operating plan for 2009 includes the launch of the first accessory product, further development of its PicoP display engine for embedded applications and further development of automotive HUD and eyewear applications. In order to fully fund its product launch and its other development efforts, the Company will require additional capital in 2009. Microvision plans to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to the Company on a timely basis. If adequate funds are not available in the next couple of months to fully implement its plan the Company will begin to reduce the scope of its business to extend its operations as it pursues other financing opportunities and business relationships. This reduction in scope could include delaying product launch and development projects resulting in reductions in staff, operating costs, capital expenditures and investment in research and development. With these adjustments to its operating plan, the Company believes it currently has sufficient cash, cash equivalents, and investment securities to fund operations through at least February 28, 2010.

2. NET LOSS PER SHARE

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding. Potentially dilutive common stock equivalents primarily consist of warrants, employee stock options, and nonvested equity shares. Diluted net loss per share for the three months ended March 31, 2009 and 2008 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including options, warrants and nonvested equity shares is anti-dilutive. The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

                                                                             Three Months Ended
                                                                                 March 31,
                                                                          --------------------------
                                                                              2009          2008
                                                                          ------------  ------------
Numerator:
Net loss - basic and diluted                                             $     (8,865) $     (5,038)
                                                                          ============  ============
Denominator:
Weighted-average common shares outstanding - basic and diluted                 68,080        56,730
                                                                          ============  ============

Net loss per share - basic and diluted                                   $      (0.13) $      (0.09)
                                                                          ============  ============

On March 31, 2009 and 2008, the Company excluded the following convertible securities from diluted net loss per share as the effect of including them would have been anti-dilutive: publicly traded warrants convertible into 6,703,000 and 0 shares of common stock, respectively, options and private warrants convertible into a total of 9,686,000 and 10,940,000 shares of common stock, respectively, and 125,000 shares of nonvested equity shares for both periods.

3. CASH EQUIVALENTS, INVESTMENT SECURITIES AVAILABLE-FOR-SALE AND FAIR VALUE MEASUREMENTS

The Company accounts for cash equivalents and investment securities in accordance with the provisions of Statement of Financial Accounting Standards (FAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). FAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for investments in debt securities.

The Company applies guidance in FAS No. 157, Fair Value Measurements (FAS 157) when estimating fair values of its cash equivalents, investment securities and liability associated with common stock warrants. The Company adopted FAS 157 on January 1, 2008 for financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on a recurring basis. It elected to defer the adoption of FAS 157 for nonfinancial assets and liabilities accounted for on a nonrecurring basis until January 1, 2009 as permitted by FAS Board Staff Position No. FAS 157-2, Effective Date of FAS 157. Neither of the two stages of adopting FAS 157 resulted in a material impact on the Company's consolidated financial position, results of operations or cash flows.

As of March 31, 2009, the Company held $3.0 million par value student loan auction rate securities (SLARS), fair valued at approximately $2.7 million. The SLARS owned by the Company are investment grade long-term bonds, structured with variable interest rate resets, purchases and sales to be determined via a Dutch Auction process every 28 days. They were issued to fund U.S. government guaranteed student loans. Beginning in February 2008 as global credit markets significantly deteriorated, insufficient clearing bids have been submitted for the SLARS. The auctions have thus failed, the interest rates have been reset to "maximum rates" instead of "auction rates" and the SLARS have been and continue to be illiquid through the auction process and secondary ARS markets.

At the time of the Company's initial investment, and through March 31, 2009, the SLARS held by the Company have maintained the following positive credit factors:

   guaranteed by the Federal Family Education Loan Program (FFELP) and other federal and state student loan guarantee programs,

   paying interest in accordance with agreements,

   collateralized by the student loans funded with the SLARS proceeds and collections thereon,

   no declines in the credit ratings of the issuers; and,

   no material changes in loan collection rates.

At the time of the Company's initial investment, the SLARS and AMBAC, the insurer of half of the SLARS, held AAA ratings. As of March 31, 2009, one major service rated both SLARS AAA, while two other services rated the SLARS in the lower A range. AMBAC is rated A and Baa1. The Company considers the breadth of the services' ratings opinions among other contextual factors when evaluating the impacts of ratings changes.

The valuation inputs hierarchy classification for assets and liabilities measured at fair value on a recurring basis in accordance with FAS 157 are summarized below as of March 31, 2009:

                                                 Level 1       Level 2       Level 3        Total
                                               ------------  ------------  ------------  ------------
Assets
    Corporate debt and equity securities      $         --  $  1,006,000  $         --  $  1,006,000
    Auction rate securities                             --            --     2,700,000     2,700,000
                                               ------------  ------------  ------------  ------------
                                              $         --  $  1,006,000  $  2,700,000  $  3,706,000
                                               ============  ============  ============  ============
Liabilities
    Liability associated with
        common stock warrants                               $    151,000                $    151,000
                                                             ============                ============

The corporate debt securities and liability associated with common stock warrants are classified within Level 2 of the fair value hierarchy because they are valued using valuation inputs and common methods with sufficient levels of transparency and observability. The SLARS are classified in Level 3 of the fair value hierarchy because of the significance of sufficiently unobservable assumptions and inputs developed by the Company and used in the valuations. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs:

Balance, December 31, 2008                                                    $ 2,700,000
Transfer to (from)  Level 3, March 31, 2009                                            --
Recognized loss included in earnings                                                   --
                                                                               -----------
Balance, March 31, 2009                                                       $ 2,700,000
                                                                               ===========

The Company's investments and liability associated with common stock warrants are summarized below as of March 31, 2009 and December 31, 2008:

                                                                                                       Classification on Balance Sheet
                                                                                             -----------------------------------------------
                                                                                                                                  Liability
                                                                                                                                  Associated
                                                                                                          Investment                 With
                                              Cost/       Gross       Gross                               Securities,    Other      Common
                                            Amortized   Unrealized  Unrealized   Estimated      Cash      Available-    Current     Stock
                                              Cost        Gains       Losses    Fair Value   Equivalents   For-Sale     Assets     Warrants
                                           -----------  ----------  ----------  -----------  -----------  -----------  ---------  ----------
As of March 31, 2009:
  Assets
    Corporate debt and equity securities  $ 1,043,000  $       --  $  (37,000) $ 1,006,000  $ 1,000,000  $     6,000  $      --  $       --
    Auction rate securities                 2,700,000          --          --    2,700,000           --    2,700,000         --          --
                                           -----------  ----------  ----------  -----------  -----------  -----------  ---------  ----------
                                          $ 3,743,000  $       --  $  (37,000) $ 3,706,000  $ 1,000,000  $ 2,706,000  $      --  $       --
                                           ===========  ==========  ==========  ===========  ===========  ===========  =========  ==========
  Liabilities
    Liability associated with
       common stock warrants                                                   $   151,000                                       $  151,000
                                                                                ===========                                       ==========

                                                                                                       Classification on Balance Sheet
                                                                                             -----------------------------------------------
                                                                                                                                  Liability
                                                                                                                                  Associated
                                                                                                          Investment                 With
                                              Cost/       Gross       Gross                               Securities,    Other      Common
                                            Amortized   Unrealized  Unrealized   Estimated      Cash      Available-    Current     Stock
                                              Cost        Gains       Losses    Fair Value   Equivalents   For-Sale     Assets     Warrants
                                           -----------  ----------  ----------  -----------  -----------  -----------  ---------  ----------
As of December 31, 2008:
  Assets
    Corporate debt and equity securities  $ 5,022,000  $       --  $  (38,000) $ 4,984,000  $ 4,979,000  $     5,000  $      --
    Auction rate securities                 2,700,000          --          --    2,700,000           --    2,700,000         --
                                           -----------  ----------  ----------  -----------  -----------  -----------  ---------
                                          $ 7,722,000  $       --  $  (38,000) $ 7,684,000  $ 4,979,000  $ 2,705,000  $      --
                                           ===========  ==========  ==========  ===========  ===========  ===========  =========
  Liabilities
    Liability associated with
        common stock warrants                                                  $   331,000                                       $  331,000
                                                                                ===========                                       ==========

As of March 31, 2009, the unrealized losses on the Company's investments in debt securities were due primarily to changes in interest rates and credit market conditions. The realized gains and losses resulting from the liability associated with common stock warrants were primarily due to changes in the Microvision stock price and decreasing terms to expiration.

The Company's significant nonfinancial assets and liabilities that are subject to consideration for recognition and disclosure at fair value in the financial statements on a nonrecurring basis primarily includes property and equipment, long-term debt and deferred rent. Under FAS 157, the fair value of an asset or liability determined on a nonrecurring basis should be based on a hypothetical transaction at the measurement date, with a valuation premise of either "in-use" or "in-exchange" based on the highest and best use of the asset from the perspective of market participants other than the Company itself. The highest and best use of an asset is in-use if the asset would provide maximum value to market participants principally through its use with other assets as a group, and in-exchange if maximum value is derived principally on a stand-alone basis. When valuing liabilities, instead of using a valuation premise concept, one assumes the liability is transferred to a market participant as a single unit of account, in a transaction that replicates the credit conditions of the obligor. The company applies guidance contained in FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144) when evaluating the recoverability of its property and equipment. FAS 144 requires a long-lived asset be tested for recoverability upon the occurrence of an indicating event, and absent such potential indications, periodically. If an impairment is indicated, the Company applies the guidance in FAS 157 to determine fair value and records the adjustment in the period of impairment determination.

4. INVENTORY

Inventory at March 31, 2009 and December 31, 2008 consisted of the following:

                                                                           March 31,     December 31,
                                                                              2009          2008
                                                                          ------------  ------------
Raw materials                                                            $     47,000  $     45,000
Finished goods                                                              1,392,000     1,480,000
                                                                          ------------  ------------
                                                                         $  1,439,000  $  1,525,000
                                                                          ============  ============

The inventory at March 31, 2009 and December 31, 2008 consisted of raw materials and finished goods for ROV, the Company's hand-held bar code scanner. Inventory is stated at the lower of cost or market, with cost determined on a weighted-average basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, Microvision reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through normal production during the next twelve months.

5. SHARE-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of FAS 123(R). The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Emerging Issues Task Force Issue No. 96-18 and FAS No. 123. The following table shows the amount of stock-based employee compensation expense included in the Consolidated Statements of Operations:

                                                                             Three Months Ended
                                                                                 March 31,
                                                                          --------------------------
                                                                              2009          2008
                                                                          ------------  ------------
Cost of contract revenue                                                       10,000        50,000
Cost of product revenue                                                         6,000        11,000
Research and development expense                                              194,000       281,000
Sales, marketing, general and administrative expense                          365,000       724,000
                                                                          ------------  ------------
Share-based employee compensation cost charged against income            $    575,000  $  1,066,000
                                                                          ============  ============

Options Activity and Positions

The following table summarizes shares, weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2009:

                                                                  Weighted
                                                                  Average
                                                      Weighted   Remaining
                                                       Average  Contractual   Aggregate
                                                      Exercise      Term      Intrinsic
Options                                  Shares         Price     (years)       Value
---------------------------------------- -----------  --------- ------------  ----------
Outstanding as of March 31, 2009          6,879,000  $    3.99          7.1  $    1,000

Exercisable as of March 31, 2009          3,649,000  $    4.79          6.2  $    1,000

As of March 31, 2009, the Company's unamortized share-based compensation was $4.0 million. The Company plans to amortize this share-based compensation cost over the next 2.1 years.

As of March 31, 2009, the Company's unamortized nonvested equity share-based compensation was $158,000. The Company plans to amortize this nonvested equity share-based compensation cost over the next 2.0 years.

6. LONG-TERM NOTES

Tenant Improvement Loan Agreement

During 2006, the Company entered into a loan agreement with the lessor of the Company's corporate headquarters in Redmond to finance $536,000 in tenant improvements. The loan carries a fixed interest rate of 9% per annum, is repayable over the initial term of the lease, which expires in 2013, and is secured by a letter of credit. The balance of the loan was $375,000 at March 31, 2009.

7. RECEIVABLES FROM RELATED PARTIES

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

The Company has sued its former CEO and President Richard Rutkowski and his spouse to collect $1,733,000 in outstanding loans that remain unpaid. Counterclaims were filed by Mr. Rutkowski and his spouse, seeking to recover damages in an amount in excess of $15,000,000. The Company believes these claims are without merit and intends to defend them vigorously. However, an adverse outcome could have a material adverse affect on the Company's financial condition.

A third officer with outstanding loans left the Company in August 2007 and his loans became due in August 2008. The Company is pursuing collection of the remaining outstanding balance from the former officer.

As of March 31, 2009 and December 31, 2008, the total amount outstanding under the lines of credit was $1,851,000. As of March 31, 2009 and December 31, 2008, the allowance for receivables from related parties was $1,851,000.

8. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. Other than that described above in Note 7, the Company is not currently party to any such legal proceedings that management believes would have a material adverse effect on the Company's financial position, results of operations or cash flows.

9. NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009; however, early adoption is only permitted in conjunction with the early adoptions of FSP FAS 157-4 and FSP FAS 107-1 and APB 28-1. The Company is currently evaluating the impact that FSP FAS 115-2 and FAS 124-2 will have on its financial statements.

In April 2009, the FASB released a FASB Staff Position - Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (FSP FAS 157-4), to provide additional guidance for estimating fair value when there has been a significant decrease in market activity for a financial asset or liability. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009; however, early adoption is only permitted in conjunction with the early adoptions of FSP FAS 115-2 and FAS 124-2 and FSP FAS 107-1 and APB 28-1. The Company is currently assessing the financial impact of FSP FAS 157-4 on its financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009; however, early adoption is only permitted in conjunction with the early adoptions of FSP FAS 115-2 and FAS 124-2 and FSP FAS 157-4. The Company is currently evaluating the impact that FSP FAS 107-1 and APB 28-1 will have on its financial statements.

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

Overview

We are developing high-resolution miniature display and imaging engines based upon our technology platform. Our technology platform utilizes our expertise in two dimensional Micro-Electrical Mechanical systems (MEMS), lasers, optics and electronics to create a high quality video or still image from a small form factor device with lower power needs than conventional display technologies.

Our strategy is to develop and supply a proprietary display engine called PicoP to potential OEM customers who will embed them into a variety of consumer and automotive products. The primary objective for consumer applications is to provide users of mobile devices with a large screen viewing experience produced by a small embedded projector. Mobile devices may include cell phones, PDA's, gaming consoles and other consumer electronics products. These potential products would allow users to watch movies, play videos, display images, and other data onto a variety of flat or curved surfaces.

We are currently developing a small accessory projector that would be the first commercial product based on the PicoP display engine. The accessory projector is expected to display images from a variety of video sources including cell phones, portable media players, PDAs, gaming consoles, laptop computers, digital cameras, and other consumer electronics products. We expect that the accessory product will be commercially available during 2009.

The PicoP with some modification could be embedded into a vehicle or integrated into a portable standalone aftermarket device to create a high-resolution head-up display (HUD) that could project point-by-point navigation, critical operational, safety and other information important to the driver or pilot. The PicoP could be further modified to be embedded into a pair of glasses to provide the mobile user with a see-through or occluded personal display to view movies, play games or access other content.

Results of Operations

Contract revenue.

                                                  % of                  % of
                                                contract              contract
(in thousands)                         2009      revenue     2008      revenue   $ change  % change
                                     ---------  ---------  ---------  ---------  --------- ---------
Three months ended March 31
Government revenue                  $     420       59.0  $     908       39.8  $    (488)    (53.7)
Commercial revenue                        292       41.0      1,373       60.2     (1,081)    (78.7)
                                     ---------             ---------             ---------
Total contract revenue              $     712             $   2,281             $  (1,569)    (68.8)
                                     =========             =========             =========

We earn contract revenue from performance on development contracts with the U.S. government and commercial customers and from the sale of prototype units and evaluation kits based on our PicoP display engine.

Our contract revenue from development contracts in a particular period is dependent upon when we enter into a contract, the value of the contracts we have entered into, and the availability of technical resources to perform work on the contracts.

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

During the three months ended March 31, 2009, we began selling prototype units and evaluation kits based on our PicoP display engine. We recognize contract revenue on the sales of prototype units and evaluation kits upon acceptance of the deliverables by the customer or expiration of the contractual acceptance period. While we anticipate future sales of these units, revenue may vary substantially due to the timing of orders from customers and potential constraints on resources.

Contract revenue was substantially lower during the three months ended March 31, 2009 than the same period in 2008, due to reduced contract activity and lower beginning backlog in 2009 compared to the prior year. We expect that we will have fewer opportunities to enter into new development contracts as we move closer to the commercialization of products based on our PicoP display engine.

As long as most of our revenue is earned from performance on development contracts, we believe there may be a high degree of variability in revenue from quarter to quarter.

Our backlog of development contracts, including orders for prototype units, at March 31, 2009 was $479,000 compared to $1.5 million at March 31, 2008, all of which is scheduled for completion during the next twelve months.

Product revenue.

                                                  % of                  % of
                                                 product               product
(in thousands)                         2009      revenue     2008      revenue   $ change  % change
                                     ---------  ---------  ---------  ---------  --------- ---------
Three months ended March 31
Bar code revenue                    $     239      100.0  $     289      100.0  $     (50)    (17.3)

Our bar code sales generally include acceptance provisions. We recognize revenue for bar code shipments upon acceptance of the product by the customer or expiration of the contractual acceptance period. Our quarterly bar code revenue may vary substantially due to the timing of product orders from customers.

Bar code revenue was lower during the three months ended March 31, 2009 than the same period in 2008, due to decreased purchasing volume of small and mid-sized businesses as a result of the global economic conditions.

The backlog of bar code orders at March 31, 2009 was approximately $138,000, compared to $338,000 at March 31, 2008, all of which is scheduled for delivery during the next twelve months.

Cost of contract revenue.

                                                  % of                  % of
                                                contract              contract
(in thousands)                         2009      revenue     2008      revenue   $ change  % change
                                     ---------  ---------  ---------  ---------  --------- ---------
Three months ended March 31         $     383       53.8  $     762       33.4  $    (379)    (49.7)

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

Cost of contract revenue was lower during the three months ended March 31, 2009 than March 31, 2008 as a result of the decreased activity on development contracts. The increase in cost of contract revenue as a percentage of contract revenue was the result of differences in the cost mix of the contracts during those periods. During the three months ended March 31, 2008, cost of contract revenue included contracts with more favorable cost structures and higher gross margins.

The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract cost mix and the levels of direct and indirect costs incurred. However, over longer periods of time we expect modest fluctuations in the cost of contract revenue, as a percentage of contract revenue.

Cost of product revenue.

                                                  % of                  % of
                                                 product               product
(in thousands)                         2009      revenue     2008      revenue   $ change  % change
                                     ---------  ---------  ---------  ---------  --------- ---------
Three months ended March 31         $     241      100.8  $     339      117.3  $     (98)    (28.9)

Cost of product revenue includes both the direct and allocated indirect costs of manufacturing bar code scanners sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of bar code scanners. Indirect costs include labor and other costs associated with operating our manufacturing capabilities and capacity.

Our overhead, which includes the costs of procuring, inspecting and storing material, facility and depreciation costs, is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the proportion of direct material purchased for the respective activity. During the three months ending March 31, 2009 and 2008, we expensed approximately $73,000 and $47,000, respectively, of manufacturing overhead associated with production capacity in excess of production requirements.

The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix, the level of overhead expense and the volume of direct materials purchased.

Research and development expense.

(in thousands)                         2009       2008     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended March 31         $   5,610  $   4,426  $   1,184       26.8

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

Sales, marketing, general and administrative expense.

(in thousands)                         2009       2008     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended March 31         $   3,814  $   4,135  $    (321)      (7.8)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The decrease in sales, marketing, general and administrative expense for the three months ended March 31, 2009 compared to the same period in 2008 was primarily the result of decreased payroll due to reduction in staffing levels.

We continue to aggressively manage these costs as part of our strategy to accelerate the development of PicoP-based products while controlling our cash used in operations.

Interest income.

(in thousands)                         2009       2008     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended March 31         $      64  $     412  $    (348)     (84.5)

The decrease in interest income for the three months ended March 31, 2009 compared to the same period in 2008 resulted primarily from lower average cash, investment securities balances, and interest rates.

Interest expense.

(in thousands)                         2009       2008     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended March 31         $      11  $      13  $      (2)     (15.4)

Gain on derivative instruments, net.

(in thousands)                         2009       2008     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended March 31         $     180  $   1,673  $  (1,493)     (89.2)

In March and December 2005, we issued convertible notes (the "Notes") with an aggregate principal amount of $20 million. The last payment on the Notes was made in March 2007. In connection with the issuance of the Notes we issued warrants to purchase 2,302,000 shares of common stock. The warrants met the definition of derivative instruments that must be accounted for as liabilities under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because we cannot engage in certain corporate transactions affecting the common stock unless we make a cash payment to the holders of the warrants. We record changes in the fair values of the warrants in the statement of operations each period. In July 2008, warrants to purchase 750,000 shares of common stock expired unexercised. We valued the remaining warrants to purchase 1,552,000 shares of common stock at March 31, 2009 using the Black-Scholes option-pricing model with the following assumptions: expected volatilities of 75%; expected dividend yields of 0%; risk free interest rates of from 0.6% to 0.7%; and contractual lives ranging from 1.0 year to 1.7 years. The change in value of the warrants of $180,000 for the three months ended March 31, 2009 was recorded as a non-operating gain and is included in "Gain on derivative instruments, net" in the consolidated statement of operations. We valued the warrants at March 31, 2008 using the Black-Scholes option-pricing model with the following assumptions: expected volatilities ranging from 65% to 67%; expected dividend yields of 0%; risk free interest rates ranging from 1.4% to 1.7%; and contractual lives ranging from 0.3 years to 2.7 years. The change in value of the warrants of $1,736,000 for the three months ended March 31, 2008 was recorded as a non-operating gain and is included in "Gain on derivative instruments, net" in the consolidated statement of operations.

Prior to December 9, 2008, we held warrants to purchase 170,500 shares of Lumera common stock. On December 9, 2008, Lumera merged with GigOptix, LLC and the combined company now conducts business as GigOptix, Inc. Our Lumera warrants were exchanged for warrants to purchase shares of the new company's common stock, after applying a 0.125 exchange ratio and exercise price escalation. As of December 31, 2008, the fair value of the warrants was determined to be zero. As of March 31, 2008, the warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 83%; expected dividend yields of 0%; risk free interest rates of 1.78%; and contractual lives of 3.0 years. The change in value of $64,000 for the three months ended March 31, 2008 was recorded as a non-operating loss and is included in "Gain on derivative instruments, net" in the consolidated statement of operations.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of equity and debt securities and, to a lesser extent, from development contract revenues and product sales. At March 31, 2009, we had $19.1 million in cash, cash equivalents and investment securities, available-for-sale. Our operating plan for 2009 includes the launch of the first accessory product, further development of our PicoP display engine for embedded applications and further development of automotive HUD and eyewear applications. In order to fully fund our product launch and our other development efforts, we will require additional capital in 2009. We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available in the next couple of months to fully implement our plan we will begin to reduce the scope of the business to extend our operations as we pursue other financing opportunities and business relationships. This reduction in scope could include delaying product launch and development projects resulting in reductions in staff, operating costs, capital expenditures and investment in research and development. With these adjustments to our operating plan, we believe we currently have sufficient cash, cash equivalents, and investment securities to fund operations through at least February 28, 2010.

Cash used in operating activities totaled $8.8 million during the three months ended March 31, 2009, compared to $5.3 million during the same period in 2008. During the three months ended March 31, 2009, the increase in cash used in operating activities was primarily driven by lower contract activity and higher research and development costs as we move closer to the commercialization of PicoP based products.

We had the following material gains and charges, and changes in assets during the three months ended March 31, 2009:

  "Gain on derivative instruments, net" In connection with the issuance of the Notes, we issued warrants to purchase 2,302,000 shares of common stock, of which 1,552,000 remain outstanding as of March 31, 2009. Due to changes in our stock price and declining terms to expiry on the warrants, we recognized a $180,000 non-operating gain during the three months ended March 31, 2009.
  "Accounts payable" During the three months ended March 31, 2009, accounts payable decreased by $1,049,000 due to payments made for inventory, research and development expenses, and general operating expenses that were billed to us in 2008.

Cash used in investing activities totaled $354,000 for the three months ended March 31, 2009 compared to cash provided by investing activities of $6.5 million during the three months ended March 31, 2008. During the three months ended March 31, 2009, we used cash of $354,000 for capital expenditures, compared to $137,000 during the same period in 2008. During the three months ended March 31, 2008, we had net sales of investment securities totaling $7.0 million.

Cash generated and used in financing activities during the three months ended March 31, 2009 and 2008 was not significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of March 31, 2009, 86% of our total cash, cash equivalents and investment securities, available-for-sale have variable interest rates or are very short-term discount notes traded in active markets. Therefore, we believe our exposure to the market and interest rate risk is not material. The remaining 14% is composed of $3.0 million par student loan auction-rate securities (SLARS). The SLARS owned by the Company are investment grade long-term bonds, structured with variable interest rate resets, purchases and sales to be determined via a Dutch Auction process every 28 days. They were issued to fund U.S. government guaranteed student loans. Beginning in February 2008 as global credit markets significantly deteriorated, insufficient clearing bids have been submitted for the SLARS. The auctions have thus failed and the interest rates have been reset to "maximum rates" instead of "auction rates". The SLARS have been illiquid through the auction process in addition to through inactive secondary ARS markets.

Given the adverse credit market conditions, the fair value of the principal of these bonds has become affected by changes in interest rates, the spread between short and long rates, and credit market liquidity. As a result, at December 31, 2008, we estimated that the fair value of our SLARS to be approximately $2.7 million. If market conditions worsen, we may have to further adjust the estimated fair value of the SLARS, including additional charges to earnings, if we believe the adjustment is other than temporary. In the event we need access to the funds invested in the SLARS, we could be required to sell these securities at an amount below our original purchase value. Any of these events could affect our consolidated financial condition, results of operations and cash flows. However, based on our current operating plan and ability to access our $16.4 million held in cash and cash equivalents and other investment securities available for sale held as of March 31, 2009, we do not expect to be required to sell these securities materially below their current estimated values.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of March 31, 2009, our cash and cash equivalents and investments available-for-sale securities portfolio are comprised of short-term highly rated money market funds, corporate bonds and the SLARS.

                                      Amount      Percent
                                     ---------  ---------
Cash                                  $14,506      75.94%
Less than one year                     $1,897       9.93%
One to two years                           --         --
Greater than five years                $2,700      14.13%
                                     ---------  ---------
                                       19,103     100.00%
                                     =========  =========

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

  As of March 31, 2009, we had an accumulated deficit of $300.9 million.
  We incurred consolidated net losses of $239.6 million from inception through 2006, $19.8 million in 2007, $32.6 million in 2008, and consolidated net loss of $8.9 million in the three months ended March 31, 2009.

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

We cannot be certain that we will succeed in obtaining additional development contracts or that we will be able to obtain substantial customer orders for our products. In light of these factors, we expect to continue to incur substantial losses and negative cash flow through 2009 and likely thereafter. We cannot be certain that we will achieve positive cash flow at any time in the future.

We will require additional capital to fund our operations and to implement our business plan. If we do not obtain additional capital, we may be required to curtail our operations substantially. Raising additional capital may dilute the value of current shareholders' shares.

Our operating plan for 2009 includes the launch of our first accessory product, further development of the PicoP display engine for embedded applications and further development of automotive HUD and eyewear applications. In order to fully fund our product launch and our other development efforts, we will require additional capital in the next couple of months. We plan to obtain additional cash through the issuance of equity or debt securities. We will require additional capital in the future to fund our operations, including to:

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

Additional capital may not be available to us, or if available, on terms acceptable to us or on a timely basis. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of current shareholders' shares. If adequate funds are not available in the next couple of months to fully implement our plan we will begin to reduce the scope of our business to extend our operations as we pursue other financing opportunities and business relationships. This reduction in scope could include delaying product launch and projects resulting in reductions in staff and operating costs as well as reductions in capital expenditures and investment in research and development. With these adjustments to our operating plan, we believe we currently have sufficient cash, cash equivalents, and investment securities to fund operations through at least February 28, 2010.

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

Our success will depend in part on customer acceptance of the PicoP display engine. The PicoP display engine may not be accepted by manufacturers who use display technologies in their products, by systems integrators who incorporate our products into their products or by end users of these products. To be accepted, the PicoP display engine must meet the expectations of our potential customers in the consumer, defense, industrial and medical markets. If our technology fails to achieve market acceptance, we may not be able to continue to develop our technology platform.

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

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity for our common stock. If our common stock were not listed on the Capital Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. The market price of our stock has mostly traded below $5.00 per share during 2008 and 2007. On April 27, 2009, the closing price of our stock was $1.81.

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

During the first quarter of 2009 and the full year of 2008, 44% and 34%, respectively, of our revenue was derived from performance on a limited number of development contracts with the U.S. government. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues. Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors continuously engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. Our contracts with the government are subject to immediate termination by the government for convenience at any time. The government may choose to use contractors with competing display technologies or it may decide to discontinue any of our programs altogether. In addition, those development contracts that we do obtain require ongoing compliance with applicable government regulations. Termination of our development contracts, a shift in government spending to other programs in which we are not involved, a reduction in government spending generally, or our failure to meet applicable government regulations could have severe consequences for our results of operations.

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

ITEM 6. Exhibits

10.1	Employment Agreement effective as of April 7, 2009 between Microvision, Inc. and Alexander Y. Tokman
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
Date: May 7, 2009	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2009	BY:	/s/ Jeff Wilson
Jeff Wilson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed.

Exhibit Number	Description
10.1	Employment Agreement effective as of April 7, 2009 between Microvision, Inc. and Alexander Y. Tokman
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002