Form 10-Q
period 2009-06-30
MICROVISION INC
filed 2009-08-07
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

As of July 30, 2009, 76,163,000 shares of the Company's common stock, $0.001 par value, were outstanding.

Microvision, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

                                                                                     June 30,      December 31,
                                                                                       2009           2008
                                                                                   -------------  -------------
Assets
Current assets
   Cash and cash equivalents                                                      $      23,616  $      25,533
   Investment securities, available-for-sale                                              2,709          2,705
   Accounts receivable, net of allowances of $57 and $57                                    342            537
   Costs and estimated earnings in excess of billings on uncompleted contracts              451            695
   Inventory                                                                              1,016          1,525
   Other current assets                                                                     596            889
                                                                                   -------------  -------------
   Total current assets                                                                  28,730         31,884

Property and equipment, net                                                               3,618          3,701
Restricted investments                                                                    1,332          1,332
Other assets                                                                                 53             47
                                                                                   -------------  -------------
   Total assets                                                                   $      33,733  $      36,964
                                                                                   =============  =============

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                               $       2,315  $       3,487
   Accrued liabilities                                                                    3,267          3,545
   Billings in excess of costs and estimated earnings on uncompleted contracts               55             62
   Liability associated with common stock warrants                                        1,133            331
   Current portion of capital lease obligations                                              66             41
   Current portion of long-term debt                                                         74             71
                                                                                   -------------  -------------
   Total current liabilities                                                              6,910          7,537
Capital lease obligations, net of current portion                                           187             45
Long-term debt, net of current portion                                                      284            322
Deferred rent, net of current portion                                                     1,243          1,409
                                                                                   -------------  -------------
   Total liabilities                                                                      8,624          9,313
                                                                                   -------------  -------------
Commitments and contingencies

Shareholders' equity
   Common stock, par value $.001; 125,000 shares authorized;
      76,163 and 68,080 shares issued and outstanding                                        76             68
   Additional paid-in capital                                                           336,367        319,662
   Accumulated other comprehensive loss                                                     (34)           (38)
   Accumulated deficit                                                                 (311,300)      (292,041)
                                                                                   -------------  -------------
   Total shareholders' equity                                                            25,109         27,651
                                                                                   -------------  -------------
   Total liabilities and shareholders' equity                                     $      33,733  $      36,964
                                                                                   =============  =============

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

                                                                               Three Months Ended       Six Months Ended
                                                                                   June 30,                June 30,
                                                                             ----------------------  ----------------------
                                                                                2009        2008        2009        2008
                                                                             ----------  ----------  ----------  ----------
Contract revenue                                                            $      813  $    1,006  $    1,525  $    3,287
Product revenue                                                                    174         616         413         905
                                                                             ----------  ----------  ----------  ----------
    Total revenue                                                                  987       1,622       1,938       4,192
                                                                             ----------  ----------  ----------  ----------
Cost of contract revenue                                                           527         374         910       1,136
Cost of product revenue                                                            543         529         784         868
                                                                             ----------  ----------  ----------  ----------
    Total cost of revenue                                                        1,070         903       1,694       2,004
                                                                             ----------  ----------  ----------  ----------
Gross margin                                                                       (83)        719         244       2,188
                                                                             ----------  ----------  ----------  ----------

Research and development expense                                                 5,716       5,881      11,326      10,307
Sales, marketing, general and administrative expense                             3,667       4,103       7,481       8,238
                                                                             ----------  ----------  ----------  ----------
    Total operating expenses                                                     9,383       9,984      18,807      18,545
                                                                             ----------  ----------  ----------  ----------
Loss from operations                                                            (9,466)     (9,265)    (18,563)    (16,357)
Interest income                                                                     79         279         143         691
Interest expense                                                                   (20)        (12)        (31)        (25)
Gain (loss) on derivative instruments, net                                        (982)       (254)       (802)      1,419
Other expense                                                                       (5)        (14)         (6)        (32)
                                                                             ----------  ----------  ----------  ----------
Net loss                                                                    $  (10,394) $   (9,266) $  (19,259) $  (14,304)
                                                                             ==========  ==========  ==========  ==========

Net loss per share - basic and diluted                                      $    (0.15) $    (0.16) $    (0.28) $    (0.25)
                                                                             ==========  ==========  ==========  ==========

Weighted-average shares outstanding - basic and diluted                         68,881      56,782      68,482      56,756
                                                                             ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

                                                                               Three Months Ended       Six Months Ended
                                                                                   June 30,                June 30,
                                                                             ----------------------  ----------------------
                                                                                2009        2008        2009        2008
                                                                             ----------  ----------  ----------  ----------
Net loss                                                                    $  (10,394) $   (9,266) $  (19,259) $  (14,304)

Other comprehensive gain (loss)
Unrealized gain (loss) on investment securities, available-for-sale                  3         (77)          4         (39)
                                                                             ----------  ----------  ----------  ----------
Comprehensive loss                                                          $  (10,391) $   (9,343) $  (19,255) $  (14,343)
                                                                             ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

                                                                                            Six Months Ended
                                                                                               June 30,
                                                                                        ----------------------
                                                                                           2009        2008
                                                                                        ----------  ----------
Cash flows from operating activities
    Net loss                                                                           $  (19,259) $  (14,304)
    Adjustments to reconcile net loss to net cash used in operations:
        Depreciation                                                                          556         481
        Non-cash stock-based compensation expense                                           1,924       1,604
        Loss (gain) on derivative instruments, net                                            802      (1,419)
        Inventory write-downs                                                                 340          --
        Net accretion of discount on short-term investments                                    --         (92)
        Non-cash deferred rent                                                               (138)       (137)
        Change in:
            Accounts receivable, net                                                          195       1,582
            Costs and estimated earnings in excess of billings on uncompleted contracts       244         277
            Inventory                                                                         169        (645)
            Other current assets                                                              270         (81)
            Other assets                                                                       (6)         (2)
            Accounts payable                                                               (1,006)       (276)
            Accrued liabilities                                                              (392)       (999)
            Billings in excess of costs and estimated earnings on uncompleted contracts        (7)       (879)
                                                                                        ----------  ----------
            Net cash used in operating activities                                         (16,308)    (14,890)
                                                                                        ----------  ----------
Cash flows from investing activities
    Sales of investment securities                                                             --      12,800
    Purchases of investment securities                                                         --        (986)
    Purchases of restricted investment securities                                              --        (350)
    Purchases of property and equipment                                                      (544)       (215)
                                                                                        ----------  ----------
            Net cash provided by (used in) investing activities                              (544)     11,249
                                                                                        ----------  ----------
Cash flows from financing activities
    Principal payments under capital leases                                                   (26)        (18)
    Principal payments under long-term debt                                                   (35)        (32)
    Net proceeds from issuance of common stock and warrants                                14,996         331
                                                                                        ----------  ----------
            Net cash provided by financing activities                                      14,935         281
                                                                                        ----------  ----------
Net decrease in cash and cash equivalents                                                  (1,917)     (3,360)
Cash and cash equivalents at beginning of period                                           25,533      13,399
                                                                                        ----------  ----------
Cash and cash equivalents at end of period                                             $   23,616  $   10,039
                                                                                        ==========  ==========
Supplemental disclosure of cash flow information
    Cash paid for interest                                                             $       31  $       25
                                                                                        ==========  ==========
Supplemental schedule of non-cash investing and financing activities
    Property and equipment acquired under capital leases                               $       95  $       --
                                                                                        ==========  ==========
    Other non-cash additions to property and equipment                                 $       33  $       24
                                                                                        ==========  ==========

The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

1. MANAGEMENT'S STATEMENT AND PRINCIPLES OF CONSOLIDATION

Management's Statement

The Consolidated Balance Sheet as of June 30, 2009, the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2009 and 2008 and the Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 have been prepared by Microvision, Inc. (the "Company" or "Microvision") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at June 30, 2009 and the results of operations, comprehensive loss and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the SEC. You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

At June 30, 2009, Microvision had $26.3 million in cash, cash equivalents and investment securities, available-for-sale. Microvision's operating plan for 2009 and 2010 includes the launch of its first accessory product, further development of its PicoP display engine for embedded applications and further development of automotive head-up display (HUD) and eyewear applications. In order to fully fund the Company's operating plan for 2009 and 2010, the Company will require additional capital. The Company plans to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to the Company on a timely basis. If adequate funds are not available by January 2010, the Company intends to consider reducing the scope of its business to extend its operations as it pursues other financing opportunities and business relationships. This reduction in scope could include delaying development projects resulting in reductions in staff, operating costs, capital expenditures and investment in research and development. With these adjustments to its operating plan the Company believes that it currently has sufficient cash, cash equivalents, and investment securities to fund operations into June 2010.

2. NET LOSS PER SHARE

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding. Potentially dilutive common stock equivalents primarily consist of warrants, employee stock options and nonvested equity shares. Diluted net loss per share for the three and six months ended June 30, 2009 and 2008 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including options, warrants and nonvested equity shares is anti-dilutive. The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

                                                                              Three Months Ended           Six Months Ended
                                                                                  June 30,                   June 30,
                                                                          --------------------------  --------------------------
                                                                              2009          2008          2009          2008
                                                                          ------------  ------------  ------------  ------------
Numerator:
Net loss available for common shareholders - basic and diluted           $    (10,394) $     (9,266) $    (19,259) $    (14,304)
                                                                          ============  ============  ============  ============

Denominator:
Weighted-average common shares outstanding - basic and diluted                 68,881        56,782        68,482        56,756
                                                                          ============  ============  ============  ============

Net loss per share - basic and diluted                                   $      (0.15) $      (0.16) $      (0.28) $      (0.25)
                                                                          ============  ============  ============  ============

On June 30, 2009 and 2008, the Company excluded the following convertible securities from diluted net loss per share as the effect of including them would have been anti-dilutive: options and warrants convertible into a total of 20,241,000 and 10,992,000 shares of common stock, respectively, and 409,000 and 125,000 shares of nonvested equity shares, respectively.

3. CASH EQUIVALENTS, INVESTMENT SECURITIES AVAILABLE-FOR-SALE AND FAIR VALUE MEASUREMENTS

The Company accounts for cash equivalents and investment securities in accordance with the provisions of Statement of Financial Accounting Standards (FAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115) and FAS Board Staff Position (FSP) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and debt securities. FSP FAS 115-2 and FAS 124-2 provides guidance on accounting and presentation of investments with other-than-temporary impairments. The Company adopted FSP FAS 115-2 and FAS 124-2 effective April 1, 2009. The Company applies guidance in FAS No. 157, Fair Value Measurements (FAS 157) and FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly when estimating fair values of its cash equivalents, investment securities and liability associated with common stock warrants. FAS 157 and FSP FAS 157-4 address estimating fair values and related disclosures. The Company adopted FAS 157 on January 1, 2008 for financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on a recurring basis. It elected to defer the adoption of FAS 157 for nonfinancial assets and liabilities accounted for on a nonrecurring basis until January 1, 2009 as permitted by FSP No. FAS 157-2, Effective Date of FAS 157. Neither of the two stages of adopting FAS 157 resulted in a material impact on the Company's consolidated financial position, results of operations or cash flows.

As of June 30, 2009, the Company held $3.0 million par value student loan auction rate securities (SLARS), fair valued at $2.7 million. The SLARS owned by the Company are investment grade long-term bonds with variable interest rate resets, purchases and sales to be determined via a Dutch Auction process every 28 days. They were issued to fund U.S. government guaranteed student loans. Beginning in February 2008 as global credit markets significantly deteriorated, insufficient clearing bids have been submitted for the SLARS. In accordance with the bond terms, the interest rates have been reset to "maximum rates" instead of "auction rates." Since that time, the SLARS have been illiquid through the auction process and secondary markets.

The valuation inputs hierarchy classification for assets and liabilities measured at fair value on a recurring basis are summarized below as of June 30, 2009:

                                                 Level 1       Level 2       Level 3        Total
                                               ------------  ------------  ------------  ------------
Assets
Corporate debt and equity securities          $         --  $      9,000  $         --  $      9,000
Auction-rate securities                                 --            --     2,700,000     2,700,000
                                               ------------  ------------  ------------  ------------
                                              $         --  $      9,000  $  2,700,000  $  2,709,000
                                               ============  ============  ============  ============
Liabilities
    Liability associated with
        common stock warrants                               $  1,133,000                $  1,133,000
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

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs:

Balance, December 31, 2008                $ 2,700,000
Transfer to (from) Level 3, June 30, 2009          --
Recognized loss included in earnings               --
                                           -----------
Balance, June 30, 2009                    $ 2,700,000
                                           ===========

The Company's investments and liability associated with common stock warrants are summarized below as of June 30, 2009 and December 31, 2008:

                                                                                                      Classification on Balance Sheet
                                                                                            ----------------------------------------------
                                                                                                                                Liability
                                                                                                                               Associated
                                                                                                        Investment                With
                                              Cost/       Gross       Gross                             Securities,   Other      Common
                                            Amortized   Unrealized  Unrealized  Estimated      Cash     Available-   Current      Stock
                                              Cost        Gains       Losses    Fair Value  Equivalents  For-Sale    Assets     Warrants
                                           -----------  ----------  ----------  ----------  ----------  ----------  ---------  -----------
As of June 30, 2009:
  Assets
    Corporate debt and equity securities  $    43,000  $       --  $  (34,000) $    9,000  $       --  $    9,000  $      --
    Auction rate securities                 2,700,000          --          --   2,700,000          --   2,700,000         --
                                           -----------  ----------  ----------  ----------  ----------  ----------  ---------
                                          $ 2,743,000  $       --  $  (34,000) $2,709,000  $       --  $2,709,000  $      --
                                           ===========  ==========  ==========  ==========  ==========  ==========  =========
  Liabilities
    Liability associated with
       common stock warrants                                                   $1,133,000                                     $ 1,133,000
                                                                                ==========                                     ===========

                                                                                                      Classification on Balance Sheet
                                                                                            ----------------------------------------------
                                                                                                                                Liability
                                                                                                                               Associated
                                                                                                        Investment                With
                                              Cost/       Gross       Gross                             Securities,   Other      Common
                                            Amortized   Unrealized  Unrealized  Estimated      Cash     Available-   Current      Stock
                                              Cost        Gains       Losses    Fair Value  Equivalents  For-Sale    Assets     Warrants
                                           -----------  ----------  ----------  ----------  ----------  ----------  ---------  -----------
As of December 31, 2008:
  Assets
    Corporate debt and equity securities  $ 5,022,000  $       --  $  (38,000) $4,984,000  $4,979,000  $    5,000  $      --
    Auction rate securities                 2,700,000          --          --   2,700,000          --   2,700,000         --
                                           -----------  ----------  ----------  ----------  ----------  ----------  ---------
                                          $ 7,722,000  $       --  $  (38,000) $7,684,000  $4,979,000  $2,705,000  $      --
                                           ===========  ==========  ==========  ==========  ==========  ==========  =========
  Liabilities
    Liability associated with
        common stock warrants                                                  $  331,000                                     $   331,000
                                                                                ==========                                     ===========

As of June 30, 2009, the unrealized losses on the Company's investments in equity securities were due primarily to declines in the stock prices of the equity securities. The realized gains and losses resulting from the liability associated with common stock warrants were primarily due to changes in the Microvision stock price and decreasing terms to expiration. The maturities of the debt investment securities available-for-sale as of June 30, 2009 are greater than 5 years.

The guidance in FAS 115-2 requires that impairments determined to be other than temporary be classified into one of two categories, "credit" or "other factors". Upon adoption, one is to apply this guidance on an as-if basis to investments currently held. As of September 30, 2008, based on continuing low market liquidity and auction failures with significant uncertainty as to when such conditions would improve, the Company determined that the estimated fair value of the SLARS no longer approximated par value, and the impairments were other-than-temporary. An "impairment of investment securities, available-for-sale" of $300,000 was recorded on the consolidated statement of operations. The Company used a discounted cash flow model, with rates adjusted for liquidity, to determine that the present value of estimated cash collections was less than the adjusted cost. Upon adopting FAS 115-2 effective April 1, 2009, the other-than-temporary impairment that was recorded during the period ended September 30, 2008 was categorized as credit type and no transition adjustments were recorded.

The Company's significant nonfinancial assets and liabilities that are subject to consideration for recognition and disclosure at fair value in the financial statements on a nonrecurring basis primarily include property and equipment, long-term debt and deferred rent. If the Company concludes there has been an event indicating the potential impairment of a nonfinancial asset or liability, or periodically if no such indicating event is deemed to have occurred, it utilizes guidance contained in FAS 157 to determine the fair value, test for the existence of an impairment, and record significant impairments in the period of determination.

4. INVENTORY

Inventory at June 30, 2009 and December 31, 2008 consisted of the following:

                                                                            June 30,     December 31,
                                                                              2009          2008
                                                                          ------------  ------------
Raw materials                                                            $     28,000  $     45,000
Finished goods                                                                988,000     1,480,000
                                                                          ------------  ------------
                                                                         $  1,016,000  $  1,525,000
                                                                          ============  ============

The inventory at June 30, 2009 and December 31, 2008 consisted of raw materials and finished goods for ROV, the Company's hand-held bar code scanner. Inventory is stated at the lower of cost or market, with cost determined on a weighted-average basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, Microvision reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through normal production during the next twelve months. During the second quarter of 2009, the Company recorded inventory write-downs of $318,000.

5. SHARE-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Statement of FAS No. 123, as revised December 2004 (FAS 123(R)). The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Emerging Issues Task Force Issue No. 96-18 and FAS No. 123. The following table shows the amount of stock-based employee compensation expense included in the Consolidated Statements of Operations:

                                                                              Three Months Ended            Six Months Ended
                                                                                    June 30,                    June 30,
                                                                          --------------------------  --------------------------
                                                                              2009          2008          2009          2008
                                                                          ------------  ------------  ------------  ------------
Cost of contract revenue                                                 $     58,000  $     14,000  $     72,000  $     64,000
Cost of product revenue                                                         7,000         1,000        14,000        12,000
Research and development expense                                              522,000       165,000       711,000       447,000
Sales, marketing, general and administrative expense                          779,000       356,000     1,145,000     1,081,000
                                                                          ------------  ------------  ------------  ------------
Share-based employee compensation cost charged against income            $  1,366,000  $    536,000  $  1,942,000  $  1,604,000
                                                                          ============  ============  ============  ============

Options Activity and Positions

The following table summarizes shares, weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2009:

                                                                  Weighted
                                                                  Average
                                                      Weighted   Remaining
                                                       Average  Contractual   Aggregate
                                                      Exercise      Term      Intrinsic
Options                                  Shares         Price     (years)       Value
---------------------------------------- -----------  --------- ------------  ----------
Outstanding as of June 30, 2009           8,712,000  $    3.53          7.4  $4,606,000

Exercisable as of June 30, 2009           5,011,000  $    4.23          6.5  $1,921,000

As of June 30, 2009, the Company's unamortized share-based compensation was $4,698,000. The Company plans to amortize this share-based compensation cost over the next 2.7 years.

As of June 30, 2009, the Company's unamortized nonvested equity share-based compensation was $504,000. The Company plans to amortize this nonvested equity share-based compensation cost over the next 2.4 years.

6. LIABILITY ASSOCIATED WITH COMMON STOCK WARRANTS

In March and December 2005, the Company issued warrants to purchase 2,302,000 shares of common stock. The warrants met the definition of derivative instruments that must be accounted for as liabilities under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because the Company cannot engage in certain corporate transactions affecting the common stock unless it makes a cash payment to the holders of the warrants. The Company records changes in the fair values of the warrants in the statements of operations each period. In July 2008, warrants to purchase 750,000 shares of common stock expired unexercised. The Company valued the remaining warrants to purchase 1,552,000 shares of common stock at June 30, 2009 using the Black-Scholes option-pricing model with the following assumptions: expected volatilities of 78%; expected dividend yields of 0%; risk free interest rates of from 0.4% to 0.8%; and contractual lives ranging from 0.7 year to 1.4 years. The change in value of the warrants of $982,000 for the three and $802,000 for the six months ended June 30, 2009 was recorded as a non-operating loss and is included in "Gain (loss) on derivative instruments, net" in the consolidated statements of operations. The Company valued the warrants at June 30, 2008 using the Black-Scholes option-pricing model with the following assumptions: expected volatilities ranging from 65% to 68%; expected dividend yields of 0%; risk free interest rates ranging from 1.3% to 2.8%; and contractual lives ranging from 0.1 years to 2.4 years. The change in value of the warrants of $202,000 for the three months ended June 30, 2008 was recorded as a non-operating loss and is included in "Gain (loss) on derivative instruments, net" in the consolidated statements of operations. The change in value of the warrants of $1,535,000 for the six months ended June 30, 2008 was recorded as a non-operating gain and is included in "Gain (loss) on derivative instruments, net" in the consolidated statements of operations.

7. LONG-TERM NOTES

Tenant Improvement Loan Agreement

During 2006, the Company entered into a loan agreement with the lessor of the Company's corporate headquarters in Redmond to finance $536,000 in tenant improvements. The loan carries a fixed interest rate of 9% per annum, is repayable over the initial term of the lease, which expires in 2013, and is secured by a letter of credit. The balance of the loan was $358,000 at June 30, 2009.

8. COMMON STOCK

In June 2009, the Company raised approximately $15,000,000, before issuance costs of approximately $179,000, from the sale of 8,076,239 shares of common stock and warrants to purchase 2,019,060 shares of its common stock to Max Display Enterprises Limited, a subsidiary of Walsin Lihwa. Walsin Lihwa is the parent company of Touch Micro-system Technology Corp. (TMT). Microvision has worked for a number of years with both Walsin Lihwa and then TMT, as manufacturers of Microvision's Micro-Electrical Mechanical systems (MEMS) chips. The warrants have an exercise price of $2.1850 per share, a three year term, and are exercisable on the date of issuance. The Company can call the warrants after six months and once the shares are registered if the average closing bid price of its stock is over $8.74 for any 20 consecutive trading days. The warrants were accounted for as permanent equity under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. As of June 30, 2009, Max Display Enterprises Limited beneficially owned 12.9% of Microvision's common stock, as determined in accordance with the rules of the Securities Exchange Commission.

9. RECEIVABLES FROM RELATED PARTIES

In 2000, 2001 and 2002, the Board of Directors authorized the Company to provide unsecured lines of credit to each of the Company's three officers. The lines of credit carry interest rates of 5.4% to 6.2% and were due within one year of the officer's termination.

In January 2006, one officer left the Company and his outstanding loans became due in January 2007. In May 2007, the Company foreclosed on 50,000 shares of Lumera common stock pledged as collateral for the loans and sold the shares for net proceeds of $227,000. The Company has sued the officer and his spouse to collect $1,733,000 in outstanding loans that remain unpaid. Counterclaims were filed by the officer and his spouse, seeking to recover damages in an amount in excess of $15,000,000. The Company believes these claims are without merit and intends to defend them vigorously. However, an adverse outcome could have a material adverse affect on the Company's financial condition.

Another officer with outstanding loans left the Company in August 2007 and his loans became due in August 2008. The Company is pursuing collection of the remaining outstanding balance from the former officer.

As of June 30, 2009 and December 31, 2008, the total amount outstanding under the lines of credit and the allowance for receivables from related parties was $1,851,000.

10. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. Other than described above in Note 9, the Company is not currently party to any such legal proceedings that management believes would have a material adverse effect on the Company's financial position, results of operations or cash flows.

11. NEW ACCOUNTING PRONOUNCEMENTS

In May 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 165, Subsequent Events (FAS 165). This standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FAS 165 is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted this standard during the quarter ended June 30, 2009 and has evaluated any subsequent events through the date of this filing. The Company does not believe there are any material subsequent events which would require further disclosure.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (FAS 168). FAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). FAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP during the quarter ended September 30, 2009. The Codification will not have an impact on the results of the Company.

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

Results of Operations

Contract revenue.

                                                  % of                  % of
                                                contract              contract
                                       2009      revenue     2008      revenue   $ change  % change
(in thousands)                       ---------  ---------  ---------  ---------  --------- ---------
Three months ended June 30
Government revenue                  $     622       76.5  $     661       65.7  $     (39)     (5.9)
Commercial revenue                        191       23.5        345       34.3       (154)    (44.6)
                                     ---------             ---------             ---------
Total contract revenue              $     813             $   1,006             $    (193)    (19.2)
                                     =========             =========             =========

Six months ended June 30
Government revenue                  $   1,042       68.3  $   1,569       47.7  $    (527)    (33.6)
Commercial revenue                        483       31.7      1,718       52.3     (1,235)    (71.9)
                                     ---------             ---------             ---------
Total contract revenue              $   1,525             $   3,287             $  (1,762)    (53.6)
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

We recognize contract revenue as work progresses on long-term, cost plus fixed fee and fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Our revenue contracts generally include a statement of the work we are to complete and the total fee we will earn from the contract. When we begin work on the contract and at the end of each accounting period, we work with the members of our technical team to estimate the labor and material and other cost required to complete the statement of work compared to cost incurred to date. We use information provided by project mangers, vendors, outside consultants and others as we deem necessary to develop our cost estimates. Since our contracts generally require some level of technology development to complete, the actual cost required to complete a statement of work can vary from our estimated cost to complete. We have developed processes that allow us to make reasonable estimates of the cost to complete a contract. Historically, we have made only immaterial revisions in the estimates to complete the contract at each reporting period. Recognized revenues are subject to revisions as the contract progresses to completion and actual revenue and cost becomes certain. Revisions in revenue estimates are reflected in the period in which the facts that give rise to the revision become known. In the future, revisions in these estimates could significantly impact recognized revenue in any one reporting period. If the U.S. government cancels a contract, we would receive payment for work performed and costs committed to prior to the cancellation.

We recognize contract revenue on the sales of prototype units and evaluation kits upon acceptance of the deliverables by the customer or expiration of the contractual acceptance period. While we anticipate future sales of these units, revenue may vary substantially due to the timing of orders from customers and potential constraints on resources.

Contract revenue was substantially lower during the three and six months ended June 30, 2009 than the same period in 2008, due to reduced contract activity and lower beginning backlog in 2009 compared to the prior year. We expect that we will have fewer opportunities to enter into new development contracts as we move closer to the commercialization of products based on our PicoP display engine.

As long as most of our revenue is earned from performance on development contracts, we believe there may be a high degree of variability in revenue from quarter to quarter.

In July 2009, Microvision entered into a 9 month $1.0 million subcontract with Lockheed Martin Corporation to supply two full-color, daylight readable, see-through display systems as part of the U.S. government's Urban Leader Tactical Response, Awareness & Visualization program. Lockheed Martin holds a prime contract with the U.S. government for development of the soldier worn display.

Our backlog of development contracts, including orders for prototype units, at June 30, 2009 was $719,000 compared to $526,000 at June 30, 2008, all of which is scheduled for completion during the next twelve months.

Product revenue.

                                                  % of                  % of
                                                 product               product
                                       2009      revenue     2008      revenue   $ change  % change
(in thousands)                       ---------  ---------  ---------  ---------  --------- ---------
Bar code revenue
Three months ended June 30          $     174      100.0  $     616      100.0  $    (442)    (71.8)
Six months ended June 30                  413      100.0        905      100.0       (492)    (54.4)

Our bar code sales generally include acceptance provisions. We recognize revenue for bar code shipments upon acceptance of the product by the customer or expiration of the contractual acceptance period. Our quarterly bar code revenue may vary substantially due to the timing of product orders from customers.

Bar code revenue was lower during the three and six months ended June 30, 2009 than the same period in 2008, due to decreased purchasing volume of small and mid-sized businesses as a result of the global economic conditions.

The backlog of product orders at June 30, 2009 was approximately $135,000, compared to $153,000 at June 30, 2008, all of which is scheduled for delivery during the next twelve months.

Cost of contract revenue.

                                                  % of                  % of
                                                contract              contract
                                       2009      revenue     2008      revenue   $ change  % change
(in thousands)                       ---------  ---------  ---------  ---------  --------- ---------
Three months ended June 30          $     527       64.8  $     374       37.2  $     153      40.9
Six months ended June 30                  910       59.7      1,136       34.6       (226)    (19.9)

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

Cost of contract revenue was higher during the three months ended June 30, 2009 than the same period in 2008 as a result of the cost mix of the contracts during those periods. During the three months ended June 30, 2008, cost of contract revenue included contracts with more favorable cost structures and higher gross margins. Cost of contract revenue was lower during six months ended June 30, 2009 than June 30, 2008 as a result of the decreased activity on development contracts. The increase in cost of contract revenue as a percentage of contract revenue during the three and six month periods ended June 30, 2009 compared to the same periods in 2008 was also the result of differences in the cost mix of the contracts during those periods.

The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract cost mix and the levels of direct and indirect costs incurred. However, over longer periods of time we expect modest fluctuations in the cost of contract revenue, as a percentage of contract revenue.

Cost of product revenue.

                                                  % of                  % of
                                                 product               product
                                       2009      revenue     2008      revenue   $ change  % change
(in thousands)                       ---------  ---------  ---------  ---------  --------- ---------
Three months ended June 30          $     543      312.1  $     529       85.9  $      14       2.6
Six months ended June 30                  784      189.8        868       95.9        (84)     (9.7)

Cost of product revenue includes both the direct and allocated indirect costs of manufacturing products sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of these products. Indirect costs include labor and other costs associated with operating our manufacturing capabilities and capacity.

Our overhead, which includes the costs of procuring, inspecting and storing material, facility and depreciation costs, is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the proportion of direct material purchased for the respective activity. During the three months ending June 30, 2009 and 2008, we expensed approximately $62,000 and $27,000, respectively, of manufacturing overhead associated with production capacity in excess of production requirements. For the six months ending June 30, 2009 and 2008, we expensed approximately $134,000 and $72,000, respectively, of manufacturing overhead associated with production capacity in excess of production requirements.

The Company has periodically entered into noncancelable purchase contracts in order to ensure the availability of materials to support bar code scanner production. Management periodically assesses the need to provide for the impairment on these purchase contracts and records a loss on purchase commitments when required. Cost of product revenue for the three and six month periods ending June 30, 2009 includes approximately $318,000 and $340,000 of inventory write-downs, respectively. In addition, cost of product revenue for the six months ended June 30, 2009 included $19,000 for noncancelable purchase contracts that were in excess of estimated future proceeds from the sale of the ROV scanners.

The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix, the level of overhead expense and the volume of direct materials purchased.

Research and development expense.

                                       2009       2008     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended June 30          $   5,716  $   5,881  $    (165)      (2.8)
Six months ended June 30               11,326     10,307      1,019        9.9

Research and development expense consists of:
  Compensation related costs of employees and contractors engaged in internal research and product development activities,
  Laboratory operations, outsourced development and processing work, and
  Other operating expenses.

We have increased spending in research and development as part of our strategy to accelerate the time to market for products based on the PicoP. The increase in cost during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 is primarily attributable to increases in payroll costs and contracted services.

As discussed above, the cost of contract revenue was higher during the three months ended June 30, 2009 compared to the same period in 2008 as a result of differences in the cost mix of the contracts during those periods. As a result there was an increase in overhead applied to cost of contract revenue during the three months ended June 30, 2009 compared to the same period in 2008. The decrease in research and development expense for the three months ended June 30, 2009 as compared to the same period in 2008 is primarily attributable to an increase in overhead allocated to cost of contract revenue as well as a decrease in operating expenses for the period.

We believe that a substantial level of continuing research and development expense will be required to develop additional commercial products using the scanned beam display technology. Accordingly, we anticipate our level of research and development spending will continue to be substantial.

Sales, marketing, general and administrative expense.

                                       2009       2008     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended June 30          $   3,667  $   4,103  $    (436)     (10.6)
Six months ended June 30                7,481      8,238       (757)      (9.2)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The decrease in sales, marketing, general and administrative expense for the three and six months ended June 30, 2009 compared to the same periods in 2008 was primarily the result of decreased payroll costs due to reductions in staffing levels.

We continue to aggressively manage these costs as part of our strategy to accelerate the development of PicoP-based products while controlling our cash used in operations.

Interest income.

                                       2009       2008     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended June 30          $      79  $     279  $    (200)     (71.7)
Six months ended June 30                  143        691       (548)     (79.3)

The decrease in interest income for the three and six months ended June 30, 2009 compared to the same period in 2008 resulted primarily from lower average cash, investment securities balances, and interest rates.

Interest expense.

                                       2009       2008     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended June 30          $      20  $      12  $       8       66.7
Six months ended June 30                   31         25          6       24.0

Gain (loss) on derivative instruments, net.

                                       2009       2008     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended June 30          $    (982) $    (254) $    (728)     286.6
Six months ended June 30                 (802)     1,419     (2,221)    (156.5)

In March and December 2005, we issued warrants to purchase 2,302,000 shares of common stock. The warrants met the definition of derivative instruments that must be accounted for as liabilities under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, because we cannot engage in certain corporate transactions affecting the common stock unless we make a cash payment to the holders of the warrants. We record changes in the fair values of the warrants in the statements of operations each period. In July 2008, warrants to purchase 750,000 shares of common stock expired unexercised. We valued the remaining warrants to purchase 1,552,000 shares of common stock at June 30, 2009 using the Black-Scholes option-pricing model with the following assumptions: expected volatilities of 78%; expected dividend yields of 0%; risk free interest rates of from 0.4% to 0.8%; and contractual lives ranging from 0.7 year to 1.4 years. The change in value of the warrants of $982,000 for the three and $802,000 for the six months ended June 30, 2009 was recorded as a non-operating loss and is included in "Gain (loss) on derivative instruments, net" in the consolidated statements of operations. We valued the warrants at June 30, 2008 using the Black-Scholes option-pricing model with the following assumptions: expected volatilities ranging from 65% to 68%; expected dividend yields of 0%; risk free interest rates ranging from 1.3% to 2.8%; and contractual lives ranging from 0.1 years to 2.4 years. The change in value of the warrants of $202,000 for the three months ended June 30, 2008 was recorded as a non-operating loss and is included in "Gain (loss) on derivative instruments, net" in the consolidated statements of operations. The change in value of the warrants of $1,535,000 for the six months ended June 30, 2008 was recorded as a non-operating gain and is included in "Gain (loss) on derivative instruments, net" in the consolidated statements of operations.

Prior to December 9, 2008, we held warrants to purchase 170,500 shares of Lumera common stock. On December 9, 2008, Lumera merged with GigOptix, LLC and the combined company now conducts business as GigOptix, Inc. Our Lumera warrants were exchanged for warrants to purchase shares of the new company's common stock, after applying a 0.125 exchange ratio and exercise price escalation. As of December 31, 2008, the fair value of the warrants was determined to be zero. As of June 30, 2008, the warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 107%; expected dividend yields of 0%; risk free interest rates of 2.83%; and contractual lives of 2.7 years. The change in value of $52,000 for the three months and $116,000 for the six months ended June 30, 2008 was recorded as a non-operating loss and is included in "Gain (loss) on derivative instruments, net" in the consolidated statements of operations.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of equity and debt securities and, to a lesser extent, from development contract revenues and product sales. At June 30, 2009, we had $26.3 million in cash, cash equivalents and investment securities, available-for-sale. Our operating plan for 2009 and 2010 includes the launch of the first accessory product, further development of our PicoP display engine for embedded applications and further development of automotive HUD and eyewear applications. In order to fully fund our operating plan for 2009 and 2010, we will require additional capital. We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available by January 2010, we intend to consider reducing the scope of our business to extend our operations as we pursue other financing opportunities and business relationships. This reduction in scope could include delaying development projects resulting in reductions in staff, operating costs, capital expenditures and investment in research and development. With these adjustments to our operating plan, we believe that we currently have sufficient cash, cash equivalents, and investment securities to fund operations into June 2010.

Cash used in operating activities totaled $16.3 million during the six months ended June 30, 2009, compared to $14.9 million during the same period in 2008. During the six months ended June 30, 2009, the increase in cash used in operating activities was primarily driven by lower contract activity and higher research and development costs as we move closer to the commercialization of PicoP based products.

We had the following material gains and charges, and changes in assets and liabilities during the six months ended June 30, 2009:

  "Gain on derivative instruments, net" In March and December 2005 we issued warrants to purchase 2,302,000 shares of common stock, of which 1,552,000 remain outstanding as of June 30, 2009. Due to changes in our stock price, we recognized a $982,000 non-operating loss during the six months ended June 30, 2009.
  "Accounts payable" During the six months ended June 30, 2009, accounts payable decreased by $1,006,000 due to payments made for inventory, research and development expenses, and general operating expenses that were billed to us in 2008.

Cash used in investing activities totaled $544,000 for the six months ended June 30, 2009 compared to cash provided by investing activities of $11.2 million during the six months ended June 30, 2008. During the six months ended June 30, 2009, we used cash of $544,000 for capital expenditures, compared to $215,000 during the same period in 2008. During the six months ended June 30, 2008, we had net sales of investment securities totaling $11.8 million.

Cash provided by financing activities totaled $14.9 million for the six months ended June 30, 2009 compared to $281,000 during the same period in 2008. In June 2009, we raised approximately $15.0 million, before issuance costs of approximately $179,000, from the sale of 8,076,239 shares of common stock and warrants to purchase 2,019,060 shares of our common stock. The warrants have an exercise price of $2.1850 per share, a three year term, and are exercisable on the date of issuance. We can call the warrants after six months and once the shares are registered if the average closing bid price of its stock is over $8.74 for any 20 consecutive trading days.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of June 30, 2009, 90% of our total cash, cash equivalents and investment securities, available-for-sale have variable interest rates or are very short-term discount notes traded in active markets. Therefore, we believe our exposure to the market and interest rate risk is not material. The remaining 10% is composed of $3.0 million par student loan auction-rate securities (SLARS). The SLARS owned by the Company are investment grade long-term bonds, structured with variable interest rate resets, purchases and sales to be determined via a Dutch Auction process every 28 days. They were issued to fund U.S. government guaranteed student loans. Beginning in February 2008 as global credit markets significantly deteriorated, insufficient clearing bids have been submitted for the SLARS. The auctions have thus failed and the interest rates have been reset to "maximum rates" instead of "auction rates". The SLARS have been illiquid through the auction process and through inactive secondary ARS markets.

Given the adverse credit market conditions, the fair value of the principal of these bonds has become affected by changes in interest rates, the spread between short and long rates, and credit market liquidity. As a result, at December 31, 2008, we estimated the fair value of our SLARS to be approximately $2.7 million. If market conditions worsen, we may have to further adjust the estimated fair value of the SLARS, including additional charges to earnings, if we believe the adjustment is other than temporary. In the event we need access to the funds invested in the SLARS, we could be required to sell these securities at an amount below our original purchase value. Any of these events could affect our consolidated financial condition, results of operations and cash flows. However, based on our current operating plan and ability to access our $23.6 million held in cash and cash equivalents and other investment securities available for sale held as of June 30, 2009, we do not expect to be required to sell these securities materially below their current estimated values.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of June 30, 2009, our cash and cash equivalents and investments available-for-sale securities portfolio are comprised of short-term highly rated money market funds, corporate bonds and the SLARS.

                                      Amount      Percent
                                     ---------  ---------
Cash                                  $ 6,677      25.36%
Less than one year                   $ 16,948      64.38%
One to two years                           --          --
Greater than five years                 2,700      10.26%
                                     ---------  ---------
                                    $  26,325     100.00%
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

  As of June 30, 2009, we had an accumulated deficit of $311.3 million.
  We incurred consolidated net losses of $239.6 million from inception through 2006, $19.8 million in 2007, $32.6 million in 2008, and consolidated net loss of $19.3 million in the six months ended June 30, 2009.

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

We cannot be certain that we will succeed in obtaining additional development contracts or that we will be able to obtain substantial customer orders for our products. In light of these factors, we expect to continue to incur losses and negative cash flow at least through at least 2010 and likely thereafter. We cannot be certain that we will achieve positive cash flow at any time in the future.

We will require additional capital to fund our operations and to implement our business plan. If we do not obtain additional capital, we may be required to curtail our operations substantially. Raising additional capital may dilute the value of current shareholders' shares.

Our operating plan for 2009 and 2010 includes the launch of our first accessory product, further development of the PicoP display engine for embedded applications and further development of automotive HUD and eyewear applications. In order to fully fund our operating plan for 2009 and 2010, we will require additional capital. We plan to obtain additional cash through the issuance of equity or debt securities. We will require additional capital in the future to fund our operations, including to:

  Further develop the technology platform and PicoP display engine,
  Develop and protect our intellectual property rights, and
  Fund long-term marketing and business development opportunities.

Our capital requirements will depend on many factors, including, but not limited to, the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce products incorporating the PicoP display engine and image capture technologies, the market acceptance and competitive position of such products, and the revenues, volumes and margins of such products. If the level of revenues or margin are less than anticipated amounts or if expenses exceed the amounts budgeted, the Company may require additional capital earlier than expected to further the development of our technologies, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. In addition, our operating plan provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by us.

There can be no assurance that additional capital will be available to us, or if available, on terms acceptable to us or on a timely basis. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of current shareholders' shares. If adequate funds are not available by January 2010, we intend to consider reducing the scope of our business to extend our operations as we pursue other financing opportunities and business relationships. This reduction in scope could include reductions in staff and operating costs as well as reductions in capital expenditures and investment in research and development. With these adjustments to our operating plan we believe that we currently have sufficient cash, cash equivalents, and investment securities to fund operations into June 2010.

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

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity for our common stock. If our common stock were not listed on the Capital Market or an exchange, trading of our common stock would be conducted in the over-the- counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market- making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. The market price of our stock has mostly traded below $5.00 per share during 2008 and 2007. On July 30, 2009, the closing price of our stock was $3.65.

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

During the first half of 2009 and the full year of 2008, 54% and 34%, respectively, of our revenue was derived from performance on a limited number of development contracts with the U.S. government. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues. Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors continuously engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. Our contracts with the government are subject to immediate termination by the government for convenience at any time. The government may choose to use contractors with competing display technologies or it may decide to discontinue any of our programs altogether. In addition, those development contracts that we do obtain require ongoing compliance with applicable government regulations. Termination of our development contracts, a shift in government spending to other programs in which we are not involved, a reduction in government spending generally, or our failure to meet applicable government regulations could have severe consequences for our results of operations.

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

ITEM 6. Exhibits

10.1	Securities Purchase Agreement dated June 22, 2009 by and between the Company and Max Display Enterprises Limited
10.2	Registration Rights Agreement dated June 22, 2009 by and between the Company and Max Display Enterprises Limited
10.3	Warrant No. 120 to Purchase Common Stock of Microvision, Inc. issued June 22, 2009 to Max Display Enterprises Limited
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
August 6, 2009	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer (Principal Executive Officer)

August 6, 2009	BY:	/s/ Jeff Wilson
Jeff Wilson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed.

Exhibit Number	Description
10.1	Securities Purchase Agreement dated June 22, 2009 by and between the Company and Max Display Enterprises Limited
10.2	Registration Rights Agreement dated June 22, 2009 by and between the Company and Max Display Enterprises Limited
10.3	Warrant No. 120 to Purchase Common Stock of Microvision, Inc. issued June 22, 2009 to Max Display Enterprises Limited
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002