Form 10-Q
period 2009-09-30
MICROVISION INC
filed 2009-10-30
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

As of October 26, 2009, 77,273,000 shares of the Company's common stock, $0.001 par value, were outstanding.

Microvision, Inc.
Consolidated Balance Sheet
(In thousands, except per share data)
(Unaudited)

                                                                                   September 30,   December 31,
                                                                                       2009           2008
                                                                                   -------------  -------------
Assets
Current assets
   Cash and cash equivalents                                                      $      17,759  $      25,533
   Investment securities, available-for-sale                                              2,716          2,705
   Accounts receivable, net of allowances of $56 and $57                                    545            537
   Costs and estimated earnings in excess of billings on uncompleted contracts              242            695
   Inventory                                                                                642          1,525
   Other current assets                                                                     568            889
                                                                                   -------------  -------------
   Total current assets                                                                  22,472         31,884

Property and equipment, net                                                               3,895          3,701
Restricted investments                                                                    1,332          1,332
Other assets                                                                                 53             47
                                                                                   -------------  -------------
   Total assets                                                                   $      27,752  $      36,964
                                                                                   =============  =============

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                               $       3,390  $       3,487
   Accrued liabilities                                                                    3,289          3,545
   Billings in excess of costs and estimated earnings on uncompleted contracts               47             62
   Liability associated with common stock warrants                                        3,379            331
   Current portion of capital lease obligations                                              71             41
   Current portion of long-term debt                                                         76             71
                                                                                   -------------  -------------
   Total current liabilities                                                             10,252          7,537
Capital lease obligations, net of current portion                                           165             45
Long-term debt, net of current portion                                                      264            322
Deferred rent, net of current portion                                                     1,156          1,409
                                                                                   -------------  -------------
   Total liabilities                                                                     11,837          9,313
                                                                                   -------------  -------------
Commitments and contingencies                                                                --             --

Shareholders' equity
   Common stock, par value $.001; 125,000 shares authorized;
       76,668 and 68,080 shares issued and outstanding                                       77             68
   Additional paid-in capital                                                           338,690        319,662
   Accumulated other comprehensive loss                                                     (27)           (38)
   Accumulated deficit                                                                 (322,825)      (292,041)
                                                                                   -------------  -------------
   Total shareholders' equity                                                            15,915         27,651
                                                                                   -------------  -------------
   Total liabilities and shareholders' equity                                     $      27,752  $      36,964
                                                                                   =============  =============

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)

                                                                               Three Months Ended       Nine Months Ended
                                                                                   September 30,           September 30,
                                                                             ----------------------  ----------------------
                                                                                2009        2008        2009        2008
                                                                             ----------  ----------  ----------  ----------
Contract revenue                                                            $      817  $      480  $    2,342  $    3,767
Product revenue                                                                    107         414         520       1,319
                                                                             ----------  ----------  ----------  ----------
    Total revenue                                                                  924         894       2,862       5,086
                                                                             ----------  ----------  ----------  ----------
Cost of contract revenue                                                           379         253       1,289       1,389
Cost of product revenue                                                            720         356       1,504       1,224
                                                                             ----------  ----------  ----------  ----------
    Total cost of revenue                                                        1,099         609       2,793       2,613
                                                                             ----------  ----------  ----------  ----------
Gross margin (loss)                                                               (175)        285          69       2,473
                                                                             ----------  ----------  ----------  ----------

Research and development expense                                                 5,839       5,804      17,165      16,111
Sales, marketing, general and administrative expense                             3,283       3,456      10,764      11,694
                                                                             ----------  ----------  ----------  ----------
    Total operating expenses                                                     9,122       9,260      27,929      27,805
                                                                             ----------  ----------  ----------  ----------
Loss from operations                                                            (9,297)     (8,975)    (27,860)    (25,332)
Interest income                                                                     45         271         188         962
Interest expense                                                                   (19)        (11)        (50)        (36)
Impairment of investment securities, available-for-sale                             --        (300)         --        (300)
Gain (loss) on derivative instruments, net                                      (2,246)        585      (3,048)      2,004
Other expense                                                                       (8)        (13)        (14)        (45)
                                                                             ----------  ----------  ----------  ----------
Net loss                                                                    $  (11,525) $   (8,443) $  (30,784) $  (22,747)
                                                                             ==========  ==========  ==========  ==========

Net loss per share - basic and diluted                                      $    (0.15) $    (0.13) $    (0.43) $    (0.38)
                                                                             ==========  ==========  ==========  ==========

Weighted-average shares outstanding - basic and diluted                         76,265      64,879      71,105      59,483
                                                                             ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Comprehensive Loss
(In thousands)
(Unaudited)

                                                                               Three Months Ended       Nine Months Ended
                                                                                   September 30,           September 30,
                                                                             ----------------------  ----------------------
                                                                                2009        2008        2009        2008
                                                                             ----------  ----------  ----------  ----------
Net loss                                                                    $  (11,525) $   (8,443) $  (30,784) $  (22,747)

Other comprehensive gain (loss)
Unrealized gain (loss) on investment securities, available-for-sale                  7         (35)         11         (74)
                                                                             ----------  ----------  ----------  ----------
Comprehensive loss                                                          $  (11,518) $   (8,478) $  (30,773) $  (22,821)
                                                                             ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                        ----------------------
                                                                                           2009        2008
                                                                                        ----------  ----------
Cash flows from operating activities
    Net loss                                                                           $  (30,784) $  (22,747)
    Adjustments to reconcile net loss to net cash used in operations:
        Depreciation                                                                          819         746
        Non-cash stock-based compensation expense                                           2,689       2,150
        Loss (gain) on derivative instruments, net                                          3,048      (2,004)
        Impairment of short-term investment securities                                         --         300
        Inventory write-downs                                                                 978          --
        Allowance for receivables from related parties                                         --        (240)
        Net accretion of discount on short-term investments                                    --         (99)
        Non-cash deferred rent                                                               (207)       (206)
        Change in:
            Accounts receivable, net                                                           (8)      1,716
            Costs and estimated earnings in excess of billings on uncompleted contracts       453         434
            Inventory                                                                         (95)     (1,045)
            Other current assets                                                              298          55
            Other assets                                                                       (6)         (1)
            Accounts payable                                                                 (286)        298
            Accrued liabilities                                                              (300)       (754)
            Billings in excess of costs and estimated earnings on uncompleted contracts       (15)       (899)
                                                                                        ----------  ----------
            Net cash used in operating activities                                         (23,416)    (22,296)
                                                                                        ----------  ----------
Cash flows from investing activities
    Sales of investment securities                                                             --      16,900
    Purchases of investment securities                                                         --        (986)
    Purchases of restricted investment securities                                              --        (350)
    Collections of receivables from related parties                                            --         240
    Purchases of property and equipment                                                      (729)       (320)
                                                                                        ----------  ----------
            Net cash provided by (used in) investing activities                              (729)     15,484
                                                                                        ----------  ----------
Cash flows from financing activities
    Principal payments under capital leases                                                   (43)        (32)
    Principal payments under long-term debt                                                   (53)        (49)
    Net proceeds from issuance of common stock and warrants                                16,467      24,485
                                                                                        ----------  ----------
            Net cash provided by financing activities                                      16,371      24,404
                                                                                        ----------  ----------
Change in cash and cash equivalents                                                        (7,774)     17,592
Cash and cash equivalents at beginning of period                                           25,533      13,399
                                                                                        ----------  ----------
Cash and cash equivalents at end of period                                             $   17,759  $   30,991
                                                                                        ==========  ==========
Supplemental disclosure of cash flow information
    Cash paid for interest                                                             $       50  $       36
                                                                                        ==========  ==========
Supplemental schedule of non-cash investing and financing activities
    Property and equipment acquired under capital leases                               $       95  $       --
                                                                                        ==========  ==========
    Other non-cash additions to property and equipment                                 $      388  $       11
                                                                                        ==========  ==========

The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

1. MANAGEMENT'S STATEMENT AND PRINCIPLES OF CONSOLIDATION

Management's Statement

The Consolidated Balance Sheet as of September 30, 2009, the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2009 and 2008 and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 have been prepared by Microvision, Inc. (the "Company" or "Microvision") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at September 30, 2009 and the results of operations, comprehensive loss and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the SEC. You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

At September 30, 2009, Microvision had $20.5 million in cash, cash equivalents and investment securities, available-for-sale. Microvision's operating plan for 2009 and 2010 includes the launch of its first accessory product, further development of its PicoP display engine for embedded applications and further development of automotive head-up display (HUD) and eyewear applications. In order to fully fund the Company's operating plan for 2010, the Company will require additional capital. The Company plans to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to the Company on a timely basis. If adequate funds are not available by January 2010, the Company intends to consider reducing the scope of its business to extend its operations as it pursues other financing opportunities and business relationships. This reduction in scope could include delaying development projects resulting in reductions in staff, operating costs, capital expenditures and investment in research and development. With these adjustments to its operating plan the Company believes that it currently has sufficient cash, cash equivalents, and investment securities to fund operations into June 2010.

2. NET LOSS PER SHARE

Basic net loss per share is calculated on the basis of the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding. Potentially dilutive common stock equivalents primarily consist of warrants, employee stock options and nonvested equity shares. Diluted net loss per share for the three and nine months ended September 30, 2009 and 2008 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including options, warrants and nonvested equity shares is anti-dilutive. The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

                                                                              Three Months Ended           Nine Months Ended
                                                                                  September 30,              September 30,
                                                                          --------------------------  --------------------------
                                                                              2009          2008          2009          2008
                                                                          ------------  ------------  ------------  ------------
Numerator:
Net loss available for common shareholders - basic and diluted           $    (11,525) $     (8,443) $    (30,784) $    (22,747)
                                                                          ============  ============  ============  ============

Denominator:
Weighted-average common shares outstanding - basic and diluted                 76,265        64,879        71,105        59,483
                                                                          ============  ============  ============  ============

Net loss per share - basic and diluted                                   $      (0.15) $      (0.13) $      (0.43) $      (0.38)
                                                                          ============  ============  ============  ============

On September 30, 2009 and 2008, the Company excluded the following convertible securities from diluted net loss per share as the effect of including them would have been anti-dilutive: options and warrants convertible into a total of 19,784,000 and 16,464,000 shares of common stock, respectively, and 410,000 and 125,000 shares of nonvested equity shares, respectively.

3. CASH EQUIVALENTS, INVESTMENT SECURITIES AVAILABLE-FOR-SALE AND FAIR VALUE MEASUREMENTS

The Company accounts for cash equivalents and investment securities in accordance with the provisions of Statement of Financial Accounting Standards (FAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115) (FASB Accounting Standards Codification - "ASC" 320)and FAS Board Staff Position (FSP) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320). FAS 115 (ASC 320) addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and debt securities. FSP FAS 115-2 and FAS 124-2 (ASC 320) provides guidance on accounting and presentation of investments with other-than-temporary impairments. The Company adopted FSP FAS 115-2 and FAS 124-2 (ASC 320) effective April 1, 2009. The Company applies guidance in FAS No. 157, Fair Value Measurements (FAS 157) (ASC 820) and FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820) when estimating fair values of its cash equivalents, investment securities and liability associated with common stock warrants. FAS 157 (ASC 820) and FSP FAS 157-4 (ASC 820) address estimating fair values and related disclosures. The Company adopted FAS 157 (ASC 820) on January 1, 2008 for financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on a recurring basis. It elected to defer the adoption of FAS 157 (ASC 820) for nonfinancial assets and liabilities accounted for on a nonrecurring basis until January 1, 2009 as permitted by FSP No. FAS 157-2, Effective Date of FAS 157(ASC 820). Neither of the two stages of adopting FAS 157 (ASC 820) resulted in a material impact on the Company's consolidated financial position, results of operations or cash flows.

As of September 30, 2009, the Company held $3.0 million par value student loan auction rate securities (SLARS), fair valued at $2.7 million. The SLARS owned by the Company are investment grade long-term bonds with variable interest rate resets, purchases and sales to be determined via a Dutch Auction process every 28 days. They were issued to fund U.S. government guaranteed student loans. Beginning in February 2008 as global credit markets significantly deteriorated, insufficient clearing bids have been submitted for the SLARS. In accordance with the bond terms, the interest rates have been reset to "maximum rates" instead of "auction rates." Since that time, the SLARS have been illiquid through the auction process and secondary markets.

The valuation inputs hierarchy classification for assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2009:

                                                 Level 1       Level 2       Level 3        Total
                                               ------------  ------------  ------------  ------------
Assets
    Corporate debt and equity securities      $         --  $     16,000  $         --  $     16,000
    Auction-rate securities                             --            --     2,700,000     2,700,000
                                               ------------  ------------  ------------  ------------
                                              $         --  $     16,000  $  2,700,000  $  2,716,000
                                               ============  ============  ============  ============
Liabilities
    Liability associated with
        common stock warrants                               $  3,379,000                $  3,379,000
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

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs:

Balance, December 31, 2008                      $2,700,000
Transfer to (from) Level 3, September 30, 2009          --
Recognized loss included in earnings                    --
                                                 ----------
Balance, September 30, 2009                     $2,700,000
                                                 ==========

The Company's investments and liability associated with common stock warrants are summarized below as of September 30, 2009 and December 31, 2008:

                                                                                                     Classification on Balance Sheet
                                                                                             ----------------------------------------------
                                                                                                                                 Liability
                                                                                                                                Associated
                                                                                                         Investment                With
                                              Cost/       Gross       Gross                              Securities,   Other      Common
                                            Amortized   Unrealized  Unrealized   Estimated      Cash     Available-   Current      Stock
                                              Cost        Gains       Losses    Fair Value   Equivalents  For-Sale    Assets     Warrants
                                           -----------  ----------  ----------  -----------  ----------  ----------  ---------  -----------
As of September 30, 2009:
  Assets
    Corporate debt and equity securities  $    43,000  $       --  $  (27,000) $    16,000  $       --  $   16,000  $      --
    Auction rate securities                 2,700,000          --          --    2,700,000          --   2,700,000         --
                                           -----------  ----------  ----------  -----------  ----------  ----------  ---------
                                          $ 2,743,000  $       --  $  (27,000) $ 2,716,000  $       --  $2,716,000  $      --
                                           ===========  ==========  ==========  ===========  ==========  ==========  =========
  Liabilities
    Liability associated with
       common stock warrants                                                   $ 3,379,000                                     $ 3,379,000
                                                                                ===========                                     ===========

                                                                                                     Classification on Balance Sheet
                                                                                             ----------------------------------------------
                                                                                                                                 Liability
                                                                                                                                Associated
                                                                                                         Investment                With
                                              Cost/       Gross       Gross                              Securities,   Other      Common
                                            Amortized   Unrealized  Unrealized   Estimated      Cash     Available-   Current      Stock
                                              Cost        Gains       Losses    Fair Value   Equivalents  For-Sale    Assets     Warrants
                                           -----------  ----------  ----------  -----------  ----------  ----------  ---------  -----------
As of December 31, 2008:
  Assets
    Corporate debt and equity securities  $ 5,022,000  $       --  $  (38,000) $ 4,984,000  $4,979,000  $    5,000  $      --
    Auction rate securities                 2,700,000          --          --    2,700,000          --   2,700,000         --
                                           -----------  ----------  ----------  -----------  ----------  ----------  ---------
                                          $ 7,722,000  $       --  $  (38,000) $ 7,684,000  $4,979,000  $2,705,000  $      --
                                           ===========  ==========  ==========  ===========  ==========  ==========  =========
  Liabilities
    Liability associated with
        common stock warrants                                                  $   331,000                                     $   331,000
                                                                                ===========                                     ===========

As of September 30, 2009, the unrealized losses on the Company's investments in equity securities were due primarily to declines in the stock prices of the equity securities. The realized gains and losses resulting from the liability associated with common stock warrants were primarily due to changes in the Microvision stock price and decreasing terms to expiration. The maturities of the debt investment securities available-for-sale as of September 30, 2009 are greater than 5 years.

The guidance in FAS 115-2 (ASC 320) requires that impairments determined to be other than temporary be classified into one of two categories, "credit" or "other factors". Upon adoption, one is to apply this guidance on an as-if basis to investments currently held. As of September 30, 2008, based on continuing low market liquidity and auction failures with significant uncertainty as to when such conditions would improve, the Company determined that the estimated fair value of the SLARS no longer approximated par value, and the impairments were other-than-temporary. An "impairment of investment securities, available-for-sale" of $300,000 was recorded on the consolidated statement of operations. The Company used a discounted cash flow model, with rates adjusted for liquidity, to determine that the present value of estimated cash collections was less than the adjusted cost. Upon adopting FAS 115-2 (ASC 320) effective April 1, 2009, the other-than-temporary-impairment that was recorded during the period ended September 30, 2008 was categorized as credit type and no transition adjustments were recorded.

The Company's significant nonfinancial assets and liabilities that are subject to consideration for recognition and disclosure at fair value in the financial statements on a nonrecurring basis primarily include property and equipment, capital lease obligations, a tenant improvement loan agreement and deferred rent. If the Company concludes there has been an event indicating the potential impairment of a nonfinancial asset or liability, or periodically if no such indicating event is deemed to have occurred, it utilizes guidance contained in FAS 157 (ASC 820) to determine the fair value, test for the existence of an impairment, and record significant impairments in the period of determination.

4. INVENTORY

Inventory at September 30, 2009 and December 31, 2008 consisted of the following:

                                                                          September 30,  December 31,
                                                                              2009          2008
                                                                          ------------  ------------
Raw materials                                                         $        242,000  $     45,000
Finished goods                                                                 400,000     1,480,000
                                                                          ------------  ------------
                                                                      $        642,000  $  1,525,000
                                                                          ============  ============

The inventory at September 30, 2009 consisted of raw materials and finished goods for SHOWWX, the Company's accessory projector and ROV, the Company's hand- held barcode scanner. The inventory at December 31, 2008 consisted of raw materials and finished goods for ROV, the Company's hand-held bar code scanner. Inventory is stated at the lower of cost or market, with cost determined on a weighted-average basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, Microvision reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through normal production during the next twelve months. As a result of lower than planned ROV revenue the Company recorded an additional write down of ROV inventory of $638,000 during the quarter ended September 30, 2009 and reduced its investment in ROV sales and marketing.

5. SHARE-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Statement of FAS No. 123, as revised December 2004 (FAS 123(R)) (ASC 718). The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Emerging Issues Task Force Issue No. 96-18 (ASC 505) and FAS No. 123 (ASC 718). The following table shows the amount of stock-based employee compensation expense included in the Consolidated Statements of Operations:

                                                                             Three Months Ended            Nine Months Ended
                                                                                 September 30,               September 30,
                                                                          --------------------------  --------------------------
                                                                              2009          2008          2009          2008
                                                                          ------------  ------------  ------------  ------------
Cost of contract revenue                                                 $     18,000  $      7,000  $     90,000  $     71,000
Cost of product revenue                                                         2,000         4,000        16,000        16,000
Research and development expense                                              239,000       167,000       950,000       614,000
Sales, marketing, general and administrative expense                          434,000       355,000     1,578,000     1,435,000
                                                                          ------------  ------------  ------------  ------------
Share-based employee compensation cost charged against income            $    693,000  $    533,000  $  2,634,000  $  2,136,000
                                                                          ============  ============  ============  ============

Options Activity and Positions

The following table summarizes shares, weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2009:

                                                                  Weighted
                                                                  Average
                                                      Weighted   Remaining
                                                       Average  Contractual   Aggregate
                                                      Exercise      Term      Intrinsic
Options                                  Shares         Price     (years)       Value
---------------------------------------- -----------  --------- ------------  ----------
Outstanding as of September 30, 2009      8,706,000  $    3.55          7.2  $21,910,000

Exercisable as of September 30, 2009      5,074,000  $    4.22          6.3  $11,363,000

As of September 30, 2009, the Company's unamortized share-based compensation was $4,385,000. The Company plans to amortize this share-based compensation cost over the next 2.5 years.

As of September 30, 2009, the Company's unamortized nonvested equity share-based compensation was $463,000. The Company plans to amortize this nonvested equity share-based compensation cost over the next 2.2 years.

6. LIABILITY ASSOCIATED WITH COMMON STOCK WARRANTS

In March and December 2005, the Company issued warrants to purchase 2,302,000 shares of common stock. The warrants met the definition of derivative instruments that must be accounted for as liabilities under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock (ASC 815), because the Company cannot engage in certain corporate transactions affecting the common stock unless it makes a cash payment to the holders of the warrants. The Company records changes in the fair values of the warrants in the statements of operations each period. In July 2008, warrants to purchase 750,000 shares of common stock expired unexercised. The Company valued the remaining warrants to purchase 1,552,000 shares of common stock at September 30, 2009 using the Black-Scholes option-pricing model with the following assumptions: expected volatilities of 78%; expected dividend yields of 0%; risk free interest rates of from 0.4% to 0.5%; and contractual lives ranging from .5 year to 1.2 years. The change in value of the warrants of $2,246,000 for the three and $3,048,000 for the nine months ended September 30, 2009 was recorded as a non-operating loss and is included in "Gain (loss) on derivative instruments, net" in the consolidated statements of operations. The Company valued the warrants at September 30, 2008 using the Black-Scholes option-pricing model with the following assumptions: expected volatilities of 69%; expected dividend yields of 0%; risk free interest rates ranging from 1.9% to 2.1%; and contractual lives ranging from 1.5 years to 2.2 years. The changes in value of the warrants of $599,000 for the three months and $2,134,000 for the nine months ended September 30, 2008 were recorded as non-operating gains and are included in "Gain (loss) on derivative instruments, net" in the consolidated statements of operations.

7. LONG-TERM NOTES

Tenant Improvement Loan Agreement

During 2006, the Company entered into a loan agreement with the lessor of the Company's corporate headquarters in Redmond to finance $536,000 in tenant improvements. The loan carries a fixed interest rate of 9% per annum, is repayable over the initial term of the lease, which expires in 2013, and is secured by a letter of credit. The balance of the loan was $340,000 at September 30, 2009.

8. COMMON STOCK

In June 2009, the Company raised approximately $15,000,000, before issuance costs of approximately $217,000, from the sale of 8,076,239 shares of common stock and warrants to purchase 2,019,060 shares of its common stock to Max Display Enterprises Limited, a subsidiary of Walsin Lihwa. Walsin Lihwa is the parent company of Touch Micro-system Technology Corp. (TMT). Microvision has worked for a number of years with both Walsin Lihwa and then TMT, as manufacturers of Microvision's Micro-Electrical Mechanical systems (MEMS) chips. The warrants have an exercise price of $2.1850 per share, a three year term, and are exercisable on the date of issuance. The Company can call the warrants after six months and once the shares are registered if the average closing bid price of its stock is over $8.74 for any 20 consecutive trading days. The warrants were accounted for as permanent equity under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock (ASC 815). As of September 30, 2009, Max Display Enterprises Limited beneficially owned 12.8% of Microvision's common stock, as determined in accordance with the rules of the Securities Exchange Commission.

9. WARRANTS

In September 2009, the Company raised $1,475,000 from the exercise of warrants to purchase 451,795 shares of common stock.

10. RECEIVABLES FROM RELATED PARTIES

In 2000, 2001 and 2002, the Board of Directors authorized the Company to provide unsecured lines of credit to each of the Company's three officers. The lines of credit carry interest rates of 5.4% to 6.2% and were due within one year of the officer's termination.

In January 2006, one officer left the Company and his outstanding loans became due in January 2007. In May 2007, the Company foreclosed on 50,000 shares of Lumera common stock pledged as collateral for the loans. In October 2009, the Company entered into a settlement agreement with the former officer. The Company has received total proceeds of $237,000 to date, and the officer has committed to make additional payments of $30,000 over the next two years. Pursuant to the settlement agreement, all claims and counterclaims filed in the collection lawsuit, including the previously disclosed claim by the former officer against the Company for $15 million have been dismissed.

Another officer with outstanding loans left the Company in August 2007 and his loans became due in August 2008. The Company is pursuing collection of the remaining outstanding balance from the former officer.

As of September 30, 2009 and December 31, 2008, the total amount outstanding under the lines of credit was $410,000 and $1,851,000, respectfully, and the balances were fully reserved.

11. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently party to any such legal proceedings that management believes would have a material adverse effect on the Company's financial position, results of operations or cash flows.

12. NEW ACCOUNTING PRONOUNCEMENTS

In May 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 165, Subsequent Events (FAS 165) (ASC 855). This standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FAS 165 is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted this standard during the quarter ended June 30, 2009 and has evaluated any subsequent events through October 30, 2009, the date of this filing.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU 2009-13) (ASC 605). ASU 2009-13 provides amendments to establish a selling price hierarchy for determining the selling price of a deliverable and expands the disclosures required for multiple-deliverable revenue arrangements. ASU 2009-13 becomes effective for revenue arrangements that are entered into or are materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact that ASU 2009-13 will have on its financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14 Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (ASU 2009-14) (ASC 985). ASU 2009-14 excludes software from the scope of the software revenue recognition guidance if the software is included with tangible products and is essential to the tangible product's functionality. ASU 2009-13 becomes effective for revenue arrangements that are entered into or are materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact that ASU 2009-14 will have on its financial statements.

13. SUBSEQUENT EVENTS

In October 2009, the Company raised $2,110,000 from the exercise of warrants to purchase 587,332 shares of common stock.

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

We recently launched a small accessory projector that is the first commercial product based on the PicoP display engine. The accessory projector can display images from a variety of video sources including cell phones, portable media players, PDAs, gaming consoles, laptop computers, digital cameras, and other consumer electronics products. We are currently shipping the accessory projector in limited quantity through our Asian based distributor. We plan to add distribution channels as the production capacity for our manufacturing partner, green laser suppliers and other component suppliers increases.

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

Results of Operations

Contract revenue.

                                                  % of                  % of
                                                contract              contract
                                       2009      revenue     2008      revenue   $ change  % change
(in thousands)                       ---------  ---------  ---------  ---------  --------- ---------
Three months ended September 30
Government revenue                  $     370       45.3  $     376       78.3  $      (6)     (1.6)
Commercial revenue                        447       54.7        104       21.7        343     329.8
                                     ---------             ---------             ---------
Total contract revenue              $     817             $     480             $     337      70.2
                                     =========             =========             =========

Nine months ended September 30
Government revenue                  $   1,412       60.3  $   1,945       51.6  $    (533)    (27.4)
Commercial revenue                        930       39.7      1,822       48.4       (892)    (49.0)
                                     ---------             ---------             ---------
Total contract revenue              $   2,342             $   3,767             $  (1,425)    (37.8)
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

We recognize contract revenue on the sales of prototype units and evaluation kits upon acceptance of the deliverables by the customer or expiration of the contractual acceptance period. While we anticipate future sales of these units, revenue may vary substantially due to the timing of orders from customers and potential constraints on resources. Contract revenue was higher during the three months ended September 30, 2009 than the same period in 2008 due to an increase in revenue from contracts for prototype units offsetting a decrease in development contract revenue. Contract revenue was lower during the nine months ended September 30, 2009 than the same period in 2008, due to reduced contract activity and lower beginning backlog in 2009 compared to the prior year. We expect that we will have fewer opportunities to enter into new development contracts as we commercialize products based on our PicoP display engine.

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

Our backlog of development contracts, including orders for prototype units, at September 30, 2009 was $103,000 compared to $336,000 at September 30, 2008, all of which is scheduled for completion during the next twelve months.

Product revenue.

                                                  % of                  % of
                                                 product               product
                                       2009      revenue     2008      revenue   $ change  % change
(in thousands)                       ---------  ---------  ---------  ---------  --------- ---------
Bar code revenue
Three months ended September 30     $     107      100.0  $     414      100.0  $    (307)    (74.2)
Nine months ended September 30            520      100.0      1,319      100.0  $    (799)    (60.6)

Our bar code sales generally include acceptance provisions. We recognize revenue for bar code shipments upon acceptance of the product by the customer or expiration of the contractual acceptance period. Our quarterly bar code revenue may vary substantially due to the timing of product orders from customers.

Bar code revenue was lower during the three and six months ended September 30, 2009 than the same period in 2008, due to decreased purchasing volume of small and mid-sized businesses as a result of the global economic conditions. As a result of this downturn we have reduced our sales and marketing efforts on the bar code product. We do not expect to increase our investment in the bar code product in the future and we are currently evaluating opportunities to sell our existing bar code inventory, sell or license our bar code production capability and technology.

The backlog of product orders at September 30, 2009 was approximately $1,874,000, compared to $311,000 at September 30, 2008, all of which is scheduled for delivery during the next twelve months. The backlog at September 30, 2009 included $1,710,000 of orders for our recently introduced PicoP based accessory product.

Cost of contract revenue.

                                                  % of                  % of
                                                contract              contract
                                       2009      revenue     2008      revenue   $ change  % change
(in thousands)                       ---------  ---------  ---------  ---------  --------- ---------
Three months ended September 30     $     379       46.4  $     253       52.7  $     126      49.8
Nine months ended September 30          1,289       55.0      1,389       36.9       (100)     (7.2)

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

Cost of contract revenue, as a percentage of contract revenue, was lower during the three months ended September 30, 2009 than the same period in 2008 as a result of the cost mix of the contracts during those periods and the sale of prototype units that have been previously expensed to internally funded programs. Cost of contract revenue was lower during the nine months ended September 30, 2009 than September 30, 2008 as a result of the decreased activity on development contracts. The increase in cost of contract revenue as a percentage of contract revenue during the nine month periods ended September 30, 2009 compared to the same periods in 2008 was also the result of differences in the cost mix of the contracts during those periods.

The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract cost mix and the levels of direct and indirect costs incurred. However, over longer periods of time we expect modest fluctuations in the cost of contract revenue, as a percentage of contract revenue.

Cost of product revenue.

                                                  % of                  % of
                                                 product               product
                                       2009      revenue     2008      revenue   $ change  % change
(in thousands)                       ---------  ---------  ---------  ---------  --------- ---------
Three months ended September 30     $     720      672.9  $     356       86.0  $     364     102.2
Nine months ended September 30          1,504      289.2      1,224       92.8        280      22.9

Cost of product revenue includes both the direct and allocated indirect costs of manufacturing products sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of these products. Indirect costs include labor and other costs associated with operating our manufacturing capabilities and capacity.

Our overhead, which includes the costs of procuring, inspecting and storing material, facility and depreciation costs, is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the proportion of direct material purchased for the respective activity. During the three months ending September 30, 2009 and 2008, we expensed approximately $33,000 and $40,000, respectively, of manufacturing overhead associated with production capacity in excess of production requirements. For the nine months ending September 30, 2009 and 2008, we expensed approximately $168,000 and $112,000, respectively, of manufacturing overhead associated with production capacity in excess of production requirements.

The Company has periodically entered into noncancelable purchase contracts in order to ensure the availability of materials to support bar code scanner production. Management periodically assesses the need to provide for the impairment on these purchase contracts and records a loss on purchase commitments when required. As a result of lower than planned ROV revenue, cost of product revenue for the three and nine month periods ending September 30, 2009 includes approximately $638,000 and $978,000 of inventory write-downs, respectively. In addition, cost of product revenue for the nine months ended September 30, 2009 included $19,000 for noncancelable purchase contracts that were in excess of estimated future proceeds from the sale of the ROV scanners.

The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix, the level of overhead expense and the volume of direct materials purchased.

Research and development expense.

                                       2009       2008     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended September 30     $   5,839  $   5,804  $      35        0.6
Nine months ended September 30         17,165     16,111      1,054        6.5

Research and development expense consists of:
  Compensation related costs of employees and contractors engaged in internal research and product development activities,
  Laboratory operations, outsourced development and processing work, and
  Other operating expenses.

We have increased spending in research and development as part of our strategy to accelerate the time to market for products based on the PicoP. The increase in cost during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 is primarily attributable to increases in payroll costs and direct materials.

We believe that a substantial level of continuing research and development expense will be required to develop additional commercial products using the scanned beam display technology. Accordingly, we anticipate our level of research and development spending will continue to be substantial.

Sales, marketing, general and administrative expense.

                                       2009       2008     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended September 30     $   3,283  $   3,456  $    (173)      (5.0)
Nine months ended September 30         10,764     11,694       (930)      (8.0)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The decrease in sales, marketing, general and administrative expense for the three and nine months ended September 30, 2009 compared to the same periods in 2008 was primarily the result of decreased payroll costs due to reductions in staffing levels.

We continue to aggressively manage these costs as part of our strategy to accelerate the development of PicoP-based products while controlling our cash used in operations.

Interest income.

                                       2009       2008     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended September 30     $      45  $     271  $    (226)     (83.4)
Nine months ended September 30            188        962       (774)     (80.5)

The decrease in interest income for the three and nine months ended September 30, 2009 compared to the same period in 2008 resulted primarily from lower average cash, investment securities balances, and interest rates.

Interest expense.

                                       2009       2008     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended September 30     $      19  $      11  $       8       72.7
Nine months ended September 30             50         36         14       38.9

Gain (loss) on derivative instruments, net.

                                       2009       2008     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended September 30     $  (2,246) $     585  $  (2,831)    (483.9)
Nine months ended September 30         (3,048)     2,004     (5,052)    (252.1)

In March and December 2005, we issued warrants to purchase 2,302,000 shares of common stock. The warrants met the definition of derivative instruments that must be accounted for as liabilities under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, (ASC 815) because we cannot engage in certain corporate transactions affecting the common stock unless we make a cash payment to the holders of the warrants. We record changes in the fair values of the warrants in the statements of operations each period. In July 2008, warrants to purchase 750,000 shares of common stock expired unexercised. We valued the remaining warrants to purchase 1,552,000 shares of common stock at September 30, 2009 using the Black-Scholes option-pricing model with the following assumptions: expected volatilities of 78%; expected dividend yields of 0%; risk free interest rates of from 0.4% to 0.5%; and contractual lives ranging from 0.5 year to 1.2 years. The change in value of the warrants of $2,246,000 for the three months and $3,048,000 for the nine months ended September 30, 2009 was recorded as a non-operating loss and is included in "Gain (loss) on derivative instruments, net" in the consolidated statements of operations. The realized losses were primarily due to changes in the Microvision stock price and decreasing terms to expiration. We valued the warrants at September 30, 2008 using the Black-Scholes option-pricing model with the following assumptions: expected volatilities of 69%; expected dividend yields of 0%; risk free interest rates ranging from 1.9% to 2.1%; and contractual lives ranging from 1.5 years to 2.2 years. The change in value of the warrants of $599,000 for the three months and $2,134,000 for the nine months ended September 30, 2008 were recorded as a non-operating gain and are included in "Gain (loss) on derivative instruments, net" in the consolidated statements of operations.

Prior to December 9, 2008, we held warrants to purchase 170,500 shares of Lumera common stock. On December 9, 2008, Lumera merged with GigOptix, LLC and the combined company now conducts business as GigOptix, Inc. Our Lumera warrants were exchanged for warrants to purchase shares of the new company's common stock, after applying a 0.125 exchange ratio and exercise price escalation. As of December 31, 2008, the fair value of the warrants was determined to be zero. As of September 30, 2008, the warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 127%; expected dividend yields of 0%; risk free interest rates of 2.13%; and contractual lives of 2.5 years. The change in value of $14,000 for the three months and $130,000 for the six months ended September 30, 2008 was recorded as a non-operating loss and is included in "Gain (loss) on derivative instruments, net" in the consolidated statements of operations.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of equity and debt securities and, to a lesser extent, from development contract revenues and product sales. At September 30, 2009, we had $20.5 million in cash, cash equivalents and investment securities, available-for-sale. In October 2009, we raised $2,110,000 from the exercise of warrants to purchase 587,332 shares of common stock. Our operating plan for 2009 and 2010 includes the launch of the first accessory product, further development of our PicoP display engine for embedded applications and further development of automotive HUD and eyewear applications. In order to fully fund our operating plan for 2010, we will require additional capital. We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available by January 2010, we intend to consider reducing the scope of our business to extend our operations as we pursue other financing opportunities and business relationships. This reduction in scope could include delaying development projects resulting in reductions in staff, operating costs, capital expenditures and investment in research and development. With these adjustments to our operating plan, we believe that we currently have sufficient cash, cash equivalents, and investment securities to fund operations into June 2010.

Cash used in operating activities totaled $23.5 million during the nine months ended September 30, 2009, compared to $22.3 million during the same period in 2008. During the nine months ended September 30, 2009, the increase in cash used in operating activities was primarily driven by lower contract activity and higher research and development costs as we commercialize PicoP based products.

We had the following material gains and charges, and changes in assets and liabilities during the nine months ended September 30, 2009:

  "Gain on derivative instruments, net" In March and December 2005 we issued warrants to purchase 2,302,000 shares of common stock, of which 1,552,000 remain outstanding as of September 30, 2009. Due to changes in our stock price, we recognized a $3,048,000 non-operating loss during the nine months ended September 30, 2009.
  "Inventory write-downs" During the nine months ended September 30, 2009, we recorded $978,000 of inventory write-downs due to lower than planned ROV revenue.
  "Accounts payable" During the nine months ended September 30, 2009, accounts payable decreased by $286,000 due to payments made for inventory, research and development expenses, and general operating expenses that were billed to us in 2008.

Cash used in investing activities totaled $729,000 for the nine months ended September 30, 2009 compared to cash provided by investing activities of $15.5 million during the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we used cash of $729,000 for capital expenditures, compared to $320,000 during the same period in 2008. During the nine months ended September 30, 2008, we had net sales of investment securities totaling $15.9 million.

Cash provided by financing activities totaled $16.4 million for the nine months ended September 30, 2009 compared to $24.4 million during the same period in 2008. In June 2009, we raised approximately $15.0 million, before issuance costs of approximately $217,000, from the sale of 8,076,239 shares of common stock and warrants to purchase 2,019,060 shares of our common stock. The warrants have an exercise price of $2.1850 per share, a three year term, and are exercisable on the date of issuance. We can call the warrants after six months and once the shares are registered if the average closing bid price of its stock is over $8.74 for any 20 consecutive trading days. In addition, in September 2009, we raised $1,475,000 from the exercise of warrants to purchase 451,795 shares of common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of September 30, 2009, 87% of our total cash, cash equivalents and investment securities, available-for-sale have variable interest rates or are very short-term discount notes traded in active markets. Therefore, we believe our exposure to the market and interest rate risk is not material. The remaining 13% is composed of $3.0 million par student loan auction-rate securities (SLARS). The SLARS owned by the Company are investment grade long-term bonds, structured with variable interest rate resets, purchases and sales to be determined via a Dutch Auction process every 28 days. They were issued to fund U.S. government guaranteed student loans. Beginning in February 2008 as global credit markets significantly deteriorated, insufficient clearing bids have been submitted for the SLARS. The auctions have thus failed and the interest rates have been reset to "maximum rates" instead of "auction rates". The SLARS have been illiquid through the auction process and through inactive secondary ARS markets.

Given the adverse credit market conditions, the fair value of the principal of these bonds has become affected by changes in interest rates, the spread between short and long rates, and credit market liquidity. As a result, at December 31, 2008, we estimated the fair value of our SLARS to be approximately $2.7 million. If market conditions worsen, we may have to further adjust the estimated fair value of the SLARS, including additional charges to earnings, if we believe the adjustment is other than temporary. In the event we need access to the funds invested in the SLARS, we could be required to sell these securities at an amount below our carrying value. Any of these events could affect our consolidated financial condition, results of operations and cash flows. However, based on our current operating plan and ability to access our $17.8 million held in cash and cash equivalents and other investment securities available for sale held as of September 30, 2009, we do not expect to be required to sell these securities materially below their current estimated values.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of September 30, 2009, our cash and cash equivalents and investments available-for-sale securities portfolio are comprised of short-term highly rated money market funds, corporate bonds and the SLARS.

                                      Amount      Percent
                                     ---------  ---------
Cash and cash equivalents           $   5,578      27.24%
Less than one year                     12,197      59.57%
One to two years                           --         --
Greater than five years                 2,700      13.19%
                                     ---------  ---------
                                    $  20,475     100.00%
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

ITEM 1A — RISK FACTORS

Risk Factors Relating to the Microvision Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

  As of September 30, 2009, we had an accumulated deficit of $322.8 million.
  We incurred consolidated net losses of $239.6 million from inception through 2006, $19.8 million in 2007, $32.6 million in 2008, and consolidated net loss of $30.8 million in the nine months ended September 30, 2009.

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

We cannot be certain that we will succeed in obtaining additional development contracts or that we will be able to obtain substantial customer orders for our products. In light of these factors, we expect to continue to incur losses and negative cash flow at least through 2010 and likely thereafter. We cannot be certain that we will achieve positive cash flow at any time in the future.

We will require additional capital to fund our operations and to implement our business plan. If we do not obtain additional capital, we may be required to curtail our operations substantially. Raising additional capital may dilute the value of current shareholders' shares.

Our operating plan for 2009 and 2010 includes the launch of our first accessory product, further development of the PicoP display engine for embedded applications and further development of automotive HUD and eyewear applications. In order to fully fund our operating plan for 2010, we will require additional capital. We plan to obtain additional cash through the issuance of equity or debt securities. We will require additional capital in the future to fund our operations, including to:

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

Our success will depend in part on customer acceptance of the PicoP display engine. The PicoP display engine may not be accepted by manufacturers who use display technologies in their products, by systems integrators who incorporate our products into their products or by end users of these products. To be accepted, the PicoP display engine must meet the expectations of our potential customers in the consumer, defense and industrial markets. If our technology fails to achieve market acceptance, we may not be able to continue to develop our technology platform.

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

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity for our common stock. If our common stock were not listed on the Capital Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. The market price of our stock has mostly traded below $5.00 per share during 2009 and 2008. On October 26, 2009, the closing price of our stock was $3.98.

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

We expect that the majority of our distributor relationships for the SHOWWX and its accessories will involve the distributor taking inventory positions and reselling to multiple customers. With these distributor relationships, we would not recognize revenue until the distributors sell the product through to their end user customers. Our distributor relationships would reduce our ability to forecast sales and increases risks to our business. Since our distributors would act as intermediaries between us and the end user customers, we would be required to rely on our distributors to accurately report inventory levels and production forecasts. This would require us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and the end user customers. Our failure to manage one or more of these risks could result in excess inventory or shortages that could adversely impact our operating results and financial condition.

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

We currently use a contract manufacturer in Asia to manufacture our SHOWWX product, and we plan to use foreign manufacturers to manufacture future products, where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including:

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

We rely on single suppliers to manufacture our PicoP display engine, our SHOWWX product and our MEMS chips in wafer form. The lead time required to establish a relationship with a new contract manufacturer or foundry is long, and it takes time to adapt a product's design to a particular manufacturer's processes. Accordingly, there is no readily available alternative source of supply for these products and components in high volumes. This could cause significant delays in shipping products if we have to change our source of supply and manufacture quickly, which may result in lost revenues and damaged customer relationships.

If we experience delays or failures in developing commercially viable products, we may have lower revenues.

We have begun sales of units incorporating the PicoP display engine. However, we must undertake additional research, development and testing before we are able to develop additional products for commercial sale. Product development delays by us or our potential product development partners, or the inability to enter into relationships with these partners, may delay or prevent us from introducing products for commercial sale. We intend to rely on third party developments or to contract with other companies to continue development of green laser devices we will need for our products.

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

During the first nine months of 2009 and the full year of 2008, 49% and 34%, respectively, of our revenue was derived from performance on a limited number of development contracts with the U.S. government. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues. Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors continuously engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. Our contracts with the government are subject to immediate termination by the government for convenience at any time. The government may choose to use contractors with competing display technologies or it may decide to discontinue any of our programs altogether. In addition, those development contracts that we do obtain require ongoing compliance with applicable government regulations. Termination of our development contracts, a shift in government spending to other programs in which we are not involved, a reduction in government spending generally, or our failure to meet applicable government regulations could have severe consequences for our results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Shareholder's Meeting was held on September 15, 2009. The following proposals were introduced and voted on:

Proposal No. 1 - Election of Directors

Name	Votes For	Votes Withheld
Alexander Tokman	63,711,265	814,277
Richard A. Cowell	63,616,510	909,032
Slade Gorton	62,925,058	1,600,484
Jeanette Horan	62,592,795	1,932,747
Brian Turner	63,637,049	888,493

Proposal No. 2 - Ratification of the Selection of Independent Registered Public Accounting Firm
For	Against	Abstain
54,928,815	590,646	910,426

Proposal No. 3 - Amendment to the Company's Certificate of Incorporation to increase the number of authorized shares
For	Against	Abstain
47,035,739	8,275,724	1,118,424

ITEM 6. Exhibits
3.1	Amended and Restated Certificate of Incorporation
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
October 30, 2009	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer (Principal Executive Officer)

October 30, 2009	BY:	/s/ Jeff Wilson
Jeff Wilson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002