Form 10-K
period 2009-12-31
MICROVISION INC
filed 2010-03-10
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $233.8 million (based on the closing price for the registrant's Common Stock on the NASDAQ Global Market of $3.07 per share).

The number of shares of the registrant's Common Stock outstanding as of March 5, 2010 was 88,697,000.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's Annual Meeting of Shareholders to be held on June 17, 2010 are incorporated herein by reference into Part III of this report.

Microvision, Inc.
2009 ANNUAL REPORT ON FORM 10-K

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

ITEM 1. BUSINESS

Overview

We are developing high-resolution miniature display and imaging engines based upon our proprietary PicoP® display engine platform. Our technology platform utilizes our expertise in two dimensional Micro- Electrical Mechanical Systems (MEMS), lasers, optics, and electronics to create a high quality video or still image from a small form factor device with lower power needs than conventional display technologies. Historically, we have entered into development agreements with commercial and U.S. government customers to develop advanced prototype and demonstration units based on our light scanning technologies.

Our strategy is to develop and supply a proprietary display engine called PicoP to potential OEM customers who will embed them into a variety of consumer and automotive products. The primary objective for consumer applications is to provide users of mobile devices with a large screen viewing experience produced by a small embedded projector. Mobile devices may include cell phones, PDAs, gaming consoles and other consumer electronics products. These potential products would allow users to watch movies, play videos, display images, and other data onto a variety of flat or curved surfaces.

We recently launched the sale of a small accessory projector that is the first commercial product based on the PicoP display engine. The accessory projector can display images from a variety of video sources including cell phones, portable media players, PDAs, gaming consoles, laptop computers, digital cameras, and other consumer electronics products. We have been selling the accessory projector in limited quantity through our Asian and European based distributors. In March 2010, we announced the sales launch of the accessory projector to customers in the United States. We plan to add distribution channels as the production capacity for our manufacturing partner, green laser suppliers and other component suppliers increases.

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

We develop and procure intellectual property rights relating to our technologies as a key aspect of our business strategy. We generate intellectual property from our ongoing performance on development contracts and our internal research and development activities. We also have acquired exclusive rights to various technologies under licensing agreements.

Technology

Our bi-directional MEMS scanning mirror is a key component of our technology platform and is one of our core competencies. Our MEMS design is a silicon device at the center of which is a tiny mirror. This mirror is connected to small flexures which allow it to oscillate. The 2D MEMS scanner oscillates vertically and horizontally to capture (imaging) or reproduce (display) an image pixel-by-pixel. 2D MEMS scanners are used in our PicoP display engine that powers Pico Projector Displays, Vehicle Displays, and Wearable Displays.

Our PicoP display engine technology platform includes a MEMS scanner, laser light sources, electronics, and optics combined using our proprietary system control expertise, gained through years of internal research and development. Our projection engines use a single beam of laser light and a single small scanning mirror to create a brilliant, full color, high contrast, uniform display over the entire field of view, from a small and thin package.

We believe that our proprietary PicoP technology offers significant advantages over traditional display and imaging systems. Depending on the specific product application, these advantages may include:

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

  Continue to market and sell our accessory projector through multiple sales channels including distributors, OEMs, and directly to end users.
  Target leading OEMs to integrate our PicoP display engines into their products. We have also worked with original design manufacturers (ODMs) and Tier 1 suppliers to produce advanced prototypes and demonstration units to be used to market to our partners' OEM customers directly by us or by our partners.
  Expand and solidify the supply chain architecture to support high volume manufacturing of the PicoP display engine, its subsystems and its components.
  Continue to promote awareness of our technology platform to all members of the value chain. We have been continually in contact with OEMs, ODMs and mobile content providers to understand the features our PicoP display engines must have in order to provide desired benefits to all members of the value chain. We have and will continue to consider this information as we design and develop our technology platform.
  Continue rapid advancement of our technology platform and roadmap.

Product and Marketing Focus:

Pico Projector Displays

In addition to our recently launched accessory pico projector, we are working with partners to develop small projector displays embedded into mobile products. The display industry is calling this new class of projectors "pico projectors." We believe our PicoP display engine can meet the size, power and performance requirements to be embedded into portable hand-held devices including mobile phones or function as a stand alone accessory device that connects to a mobile video source such as a personal media player, cell phone or laptop computer. We plan to enter into agreements with OEMs that will result in production and a distribution of the PicoP-based products.

In September 2009, we launched the first PicoP display engine-based accessory laser pico projector with three initial partners in Asia-Pacific and Europe. In March 2010, we expanded our distribution to the United States.

The SHOWWX is a battery operated plug-and-play projector that can project a full color, WVGA (848 X 480 pixels), DVD quality image with vivid colors and exceptional contrast that is always in focus. The SHOWWX has been certified "Made for iPod" and is a Class 2 laser product that is safe for use by consumers. The SHOWWX is manufactured by a high volume contract manufacturer who also builds the PicoP display engine.

Vehicle Displays

We believe an automotive head-up display (HUD) improves driver safety by eliminating the driver's need to look away from the road to read information such as GPS mapping images, audio controls and other automobile instrumentation. Working independently and with Tier 1 suppliers, we have produced prototypes that demonstrate our PicoP's ability to project high-resolution images onto the windshield of an automobile, providing the driver with a variety of information related to the car's operation. We believe that an automotive HUD based on our PicoP technology offers three distinct advantages over competing head-up displays:

  Size - Our prototype display is less than half the size of current competitive offerings. This smaller form factor can accommodate a wider variety of vehicle configurations.
  Contrast Ratio - Our prototype has a contrast ratio an order of magnitude higher than current competitive offerings. The high contrast ratio allows the driver to see the display clearly day or night, in any ambient lighting conditions.
  Installation Cost - Our prototype can be electronically customized to match the unique curvature of a particular automobile's windshield, thereby reducing installation time and cost. The current competitive offerings must be manually adjusted to match the curvature of a windshield.

We have worked with various Tier 1 automotive suppliers to develop PicoP enabled HUD prototypes and are working to market them to their OEM customers. We have also developed a portable full color head-up display demonstrator powered by the PicoP display engine to showcase the capabilities of the PicoP display engine for potential use in automobiles, specialty vehicles, trucks, buses and motor coaches. We expect that our PicoP display engine subsystem could be integrated by a Tier 1 supplier into their HUD product package for sale to automobile manufacturers or by a product integrator into an aftermarket product for direct sale to their customers.

Wearable Displays

We believe our PicoP technology can be integrated with a light-weight optical design to create a full color near-eye wearable display platform. This wearable display platform could be in the form of ruggedized helmet mounted display systems or lightweight fashionable eyewear. Wearable displays could be used to provide personal viewing of information from a mobile device through a wired or wireless connection. We believe that PicoP based wearable displays could provide the following advantages over competing wearable display technologies:

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

We are working with the US military and commercial customers to further develop the optical design and integration of the PicoP display engine for military applications such as helmet mounted displays and full color see-through eyewear. We plan to work with OEMs and system integrators to incorporate the PicoP display engine into integrated solutions for potential military and commercial customers. We have developed high definition display demonstrators under contracts with commercial and government customers.

Bar Code Scanners

We currently market our line of ROV hand held bar code scanners and bar code scanner enabled enterprise solutions. The ROV Scanner incorporates our proprietary MEMS technology and is designed to accommodate mobile workers who need simple and affordable data collection solutions on the mobile platforms of their choosing. The ROV Scanner has lower power consumption and total operating cost than many competing laser bar code scanners. We distribute ROV Scanners directly to end users through value added resellers, original equipment manufacturers and phone and internet orders. In the second half of 2009, we reduced our sales and marketing efforts on the bar code product. We do not expect to increase our investment in the bar code product in the future and we are currently evaluating opportunities to sell our existing bar code inventory, sell or license our bar code production capability and technology.

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

Certain potential applications using the PicoP display engines, such as an automotive HUD or pico projector for mobile phones, requires integration of our technology with other related technologies. In markets requiring high volume production of the PicoP display engine components or subsystems that are to be integrated with other components, we may provide designs for components, subsystems and systems to OEMs under licensing agreements.

We expect that some customers will require unique designs for their products. We expect that such relationships will generally involve a period of co-development during which engineering, manufacturing and marketing professionals from potential customers and OEMs would work with our technical staff to modify the PicoP display engine for their targeted market and application. We may charge fees to our customers or OEMs to fund the costs of the engineering effort incurred on such development projects. The nature of these relationships may vary from partner to partner depending on the proposed specifications for the PicoP display engine, the product to be developed, and the customers' or OEMs' design, manufacturing and distribution capabilities. We believe that by limiting our own direct manufacturing investment for products, we will reduce our capital requirements and risks inherent in taking the PicoP display engine to the consumer market.

Human Factors, Ergonomics and Safety

We conduct ongoing research on safety factors that must be addressed by products incorporating our technology, including such issues as the maximum permissible laser exposure limits established by International Electrotechnical Commission (IEC) and others. Independent experts have concluded that laser exposure to the eye resulting from use of the light scanning displays under normal operating conditions would be below the calculated maximum permissible exposure level set by IEC.

In addition, we work with and commission outside independent experts in the field of laser safety to assist in meeting safety specifications as requested by our customers.

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

Intellectual Property and Proprietary Rights

We generate intellectual property from our ongoing performance on development contracts and our internal research and development activities. The inventions covered by our patent applications generally relate to component miniaturization, specific implementation of various system components and design elements to facilitate mass production. Protecting these key enabling technologies and components is a fundamental aspect of our strategy to penetrate diverse markets with unique products. As such, we intend to continue to develop our portfolio of proprietary and patented technologies at the system, component and process levels.

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

Among the marks we have registered are "PicoP," "MicroHud" and the "tri-curve" logo with the United States Patent and Trademark Office. We have filed for registration of various other marks including "ROV" with the United States Patent and Trademark Office.

Additional Information

We perform research and development to design and develop our technology platform and modifications to the PicoP display engine that will be required for specific applications. Research and development expense for the fiscal years ended December 31, 2009, 2008 and 2007 was $24.6 million, $22.6 million and $14.9 million, respectively. To date, most of our revenue has been generated from development contracts to develop our technology to meet customer specifications. Our customers have included both the U.S. government and commercial enterprises. In 2009, 43% of revenue was derived from performance on development contracts with the U.S. government, 31% from performance on development contracts with commercial customers and the remainder from sales of bar code scanner and SHOWWX units. Two government customers accounted for 24% and 17%, respectively, of total revenue in 2009. In 2008, 34% of revenue was derived from performance on development contracts with the U.S. government, 40% from performance on development contracts with commercial customers and the remainder from sales of bar code scanner units. Two commercial customers accounted for 15% and 11%, respectively, of total revenue in 2008. In 2007, 61% of revenue was derived from performance on development contracts with the U.S. government, 25% from performance on development contracts with commercial customers and the remainder from sales of bar code scanner and our discontinued Nomad product. One commercial customer accounted for approximately 15% of total revenue during 2007. Our contracts with the U.S. government can be terminated for convenience by the U.S. government at any time. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

We had a backlog of $3.9 million at December 31, 2009 compared to a backlog of $1.2 million at December 31, 2008. The backlog at December 31, 2009, is composed of $70,000 in government development contracts and $30,000 in commercial development contracts entered into through December 31, 2009 and $3.8 million in orders for ROV, SHOWWX, prototype units, and evaluation kits. Microvision plans to complete all of the backlog contracts by the end of 2010.

Employees

As of March 5, 2010, we had 161 employees.

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

  As of December 31, 2009, we had an accumulated deficit of $331.6 million.
  We incurred consolidated net losses of $239.7 million from inception through 2006, $19.8 million in 2007, $32.6 million in 2008, and $39.5 in 2009.

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

We cannot be certain that we will succeed in obtaining additional development contracts or that we will be able to obtain substantial customer orders for our products. In light of these factors, we expect to continue to incur substantial losses and negative cash flow at least through 2010 and likely thereafter. We cannot be certain that we will achieve positive cash flow at any time in the future.

We will require additional capital to fund our operations and to implement our business plan. If we do not obtain additional capital, we may be required to curtail our operations substantially. Raising additional capital may dilute the value of current shareholders' shares.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through the first quarter of 2011. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through the issuance of equity or debt securities.

Our capital requirements will depend on many factors, including, but not limited to, the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce products incorporating the PicoP display engine and image capture technologies and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if the mix of revenues vary from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to further the development of our technologies, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. In addition, our operating plan provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by us.

Additional capital may not be available to us, or if available, on terms acceptable to us or on a timely basis. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of current shareholders' shares. If adequate funds are not available on a timely basis we may be required limit our operations substantially. This limitation of operations may include delaying development projects resulting in reductions in staff and operating costs as well as reductions in capital expenditures and investment in research and development

If we cannot manufacture products at competitive prices, our financial results will be adversely affected.

We are currently negotiating component pricing with suppliers for our current and future products. The cost per unit for PicoP based accessory projectors currently exceeds the level at which we could expect to profitably sell these products. If we cannot lower our cost of production, we may face increased demands on our financial resources, possibly requiring additional equity and/or debt financing to sustain our business operations.

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

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity for our common stock. If our common stock were not listed on the Capital Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. The market price of our stock has mostly traded below $5.00 per share during 2009, 2008, and 2007. On March 5, 2010, the closing price of our stock was $2.69.

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

We expect the majority of our distributor relationships for the SHOWWX and its accessories to involve the distributor taking inventory positions and reselling to multiple customers. With these distributor relationships, we would not recognize revenue until the distributors sell the product through to their end user customers. Our distributor relationships may reduce our ability to forecast sales and increases risks to our business. Since our distributors would act as intermediaries between us and the end user customers, we would be required to rely on our distributors to accurately report inventory levels and production forecasts. This may require us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and the end user customers. Our failure to manage one or more of these risks could result in excess inventory or shortages that could adversely impact our operating results and financial condition.

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

In the recent past, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. Any continuation or worsening of the current global economic and financial conditions could materially adversely affect (i) our ability to raise, or the cost of, needed capital, (ii) demand for our current and future products and (iii) our ability to commercialize products. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the display industry.

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

Intellectual property protection for our products is important and uncertain. If we do not obtain effective intellectual property protection for our products, processes and technology, we may be subject to increased competition. Our commercial success will depend in part on our ability and the ability of our licensors to maintain the proprietary nature of the PicoP display and other key technologies by securing valid and enforceable patents and effectively maintaining unpatented technology as trade secrets. We try to protect our proprietary technology by seeking to obtain United States and foreign patents in our name, or licenses to third-party patents, related to proprietary technology, inventions, and improvements that may be important to the development of our business. However, our patent position and the patent position of our licensors involve complex legal and factual questions. The standards that the United States Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. Additionally, the scope of patents are subject to interpretation by courts and their validity can be subject to challenges and defenses, including challenges and defenses based on the existence of prior art. Consequently, we cannot be certain as to the extent to which we will be able to obtain patents for our new products and technology or the extent to which the patents that we already own or license from others protect our products and technology. Reduction in scope of protection or invalidation of our licensed or owned patents, or our inability to obtain new patents, may enable other companies to develop products that compete with ours on the basis of the same or similar technology.

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

During the full years 2009, 2008 and 2007, 43%, 34% and 61% respectively, of our revenue was derived from performance on a limited number of development contracts with the U.S. government. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues. Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors continuously engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. Our contracts with the government are subject to immediate termination by the government for convenience at any time. The government may choose to use contractors with competing display technologies or it may decide to discontinue any of our programs altogether. In addition, those development contracts that we do obtain require ongoing compliance with applicable government regulations. Termination of our development contracts, a shift in government spending to other programs in which we are not involved, a reduction in government spending generally, or our failure to meet applicable government regulations could have severe consequences for our results of operations.

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

If we lose our rights under our third party technology licenses, our operations could be adversely affected.

Our business depends in part on technology rights licensed from third parties. We could lose our exclusivity or other rights to use the technology under our licenses if we fail to comply with the terms and performance requirements of the licenses. In addition, certain licensors may terminate a license upon our breach and have the right to consent to sublicense arrangements. If we were to lose our rights under any of these licenses, or if we were unable to obtain required consents to future sublicenses, we could lose a competitive advantage in the market, and may even lose the ability to commercialize certain products completely. Either of these results could substantially decrease our revenues.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of the year ending December 31, 2009.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers are appointed by our Board of Directors and hold office until their successors are elected and duly qualified. Mr. Tokman also serves as a director of Microvision. The following persons serve as executive officers of Microvision:

Alexander Tokman, age 48, has served as President, Chief Executive Officer and a director of Microvision since January 2006. Mr. Tokman served as Microvision's President and Chief Operating Officer from July 2005 to January 2006. Mr. Tokman, a former GE executive, joined Microvision after a 10-year tenure at GE Healthcare, a subsidiary of General Electric, where he led several global businesses, most recently as General Manager of its Global Molecular Imaging and Radiopharmacy multi-technology business unit from 2003 to 2005. Prior to that, between 1995 and 2003, Mr. Tokman served in various cross-functional and cross-business leadership roles at GE where he led the definition and commercialization of several medical modalities product segments including PET/CT, which added over $500 million of revenue growth to the company within the first three years of its commercial introduction. Mr. Tokman is a certified Six Sigma and Design for Six Sigma (DFSS) Black Belt and Master Black Belt and as one of GE's Six Sigma pioneers, he drove the quality culture change across GE Healthcare in the late 1990s. From November 1989 to March 1995 Mr. Tokman served as new technologies programs lead and a head of I&RD office at Tracor Applied Sciences a subsidiary of then Tracor, Inc. Mr. Tokman has both an M.S. and B.S. in Electrical Engineering from the University of Massachusetts, Dartmouth.

Michael L. Fritts, age 46, joined Microvision in February 2010 as Vice President, Sales, Marketing and Business Development. Mr. Fritts previously worked for GE Healthcare from 1987 to 2010 where he held various management and other positions. For the past two years, Mr. Fritts served as General Manager of a newly created business segment within the $1.7B Magnetic Resonance Imaging (MRI) Division, leading GE Healthcare's growth in the emerging Interventional MRI market. Mr. Fritts had responsibility for a global team developing new products, establishing partnerships and collaborations, building market awareness, and working extensively with sales and marketing teams around the world to commercialize products. In previous management roles, Mr. Fritts led international and domestic teams that focused on new product development. Mr. Fritts has also led the integration of various acquired companies into GE Healthcare. Mr. Fritts is a certified Six Sigma and Design for Six Sigma (DFSS) Quality Leader, has completed the Executive M.B.A. program at the Kellogg Graduate School of Management at Northwestern University, and received a B.S. in Electrical Engineering from South Dakota School of Mines and Technology.

Sid Madhavan, age 43, joined Microvision in April 2006 as Vice President of Research and Product Development. Madhavan previously worked for GE Healthcare from 1998 to 2006 where he held various management positions and most recently served as a Global Engineering Subsystem Manager for a $2.1 billion Molecular Imaging and Computer Tomography business. He is a certified Six Sigma and Design for Six Sigma (DFSS) Black Belt and functional Master Black Belt and as an engineering leader, he led the definition and development of several key technology platform strategies that he translated into product launches. Madhavan brings over twenty years of cross-functional new product development experience, systems and software expertise, platform development and global management skills and received his B.S. degree in Electronics and Communications from Madurai Kamaraj University in India and his M.S. in Electrical Engineering from Texas A&M.

Thomas M. Walker, age 45, joined Microvision in May 2002 and serves as Vice President, General Counsel and Secretary. Prior to joining Microvision, Mr. Walker served as Senior Vice President, General Counsel and Secretary of Advanced Radio Telecom Corp., a publicly held technology and services company where he managed domestic and international legal affairs from April 1996 to April 2002. Prior to that, Mr. Walker advised publicly and privately held businesses while practicing in the Los Angeles offices of the law firms of Pillsbury Winthrop and Buchalter, Nemer Fields and Younger. Mr. Walker holds a B.A. from Claremont McKenna College and a J.D. from the University of Oregon.

Jeff T. Wilson, age 49, has served as Chief Financial Officer since April 2006, Principal Financial Officer since January 2006 and Principal Accounting Officer of Microvision since August 1999. Mr. Wilson served as Vice President, Accounting of Microvision from April 2002 to April 2006 and as Director of Accounting of Microvision from August 1999 to March 2002. Prior to joining Microvision, from 1991 to 1999, Mr. Wilson served in various accounting positions for Siemens Medical Systems, Inc., a developer and manufacturer of medical imaging equipment. Prior to 1991, Mr. Wilson served as a manager with the accounting firm PricewaterhouseCoopers LLP. Mr. Wilson is a Certified Public Accountant. Mr. Wilson holds a B.S. in Accounting from Oklahoma State University.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Market under the symbol "MVIS." As of March 5, 2010, there were approximately 365 holders of record of 88,697,000 shares of common stock outstanding. We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operations of our business and do not anticipate paying dividends on the common stock in the foreseeable future.

Our common stock began trading publicly on August 27, 1996. The quarterly high and low sales prices of the Company's common stock for each full quarterly period in the last two fiscal years and the year to date as reported by The NASDAQ Global Market are as follows:

                                                            Common Stock
                                                       --------------------
Quarter Ended                                            HIGH        LOW
                                                       ---------  ---------
2008
March 31, 2008                                        $    4.65  $    1.82
June 30, 2008                                              4.05       2.35
September 30, 2008                                         3.16       1.85
December 31, 2008                                          2.20       1.06

2009
March 31, 2009                                        $    2.20  $    0.77
June 30, 2009                                              3.30       1.20
September 30, 2009                                         5.71       2.70
December 31, 2009                                          5.75       2.90

2010
January 1, 2010 to March 5, 2010                      $    3.63  $    1.92

ITEM 6. SELECTED FINANCIAL DATA

A summary of selected financial data as of and for the five years ended December 31, 2009 is set forth below. It should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

                                                                                    Years Ended December 31,
                                                                 ----------------------------------------------------------
                                                                    2009        2008        2007        2006        2005
                                                                 ----------  ----------  ----------  ----------  ----------
                                                                              (in thousands, except per share data)
Statement of Operations Data:
Revenue                                                         $    3,833  $    6,611  $   10,484  $    7,043  $   14,746
Net loss available for common shareholders                         (39,529)    (32,620)    (19,787)    (27,257)    (30,284)
Basic and diluted net loss per share                                 (0.54)      (0.53)      (0.40)      (0.81)      (1.35)
Weighted average shares outstanding basic and diluted               73,760      61,643      49,963      33,572      22,498
Balance Sheet Data:
Cash and cash equivalents                                       $   43,025  $   25,533  $   13,399  $   14,552  $    6,860
Investments available-for-sale                                       2,710       2,705      22,411          --          --
Working capital                                                     38,221      24,347      30,043      19,160      (4,723)
Total assets                                                        53,536      36,964      45,298      35,325      23,363
Long-term liabilities                                                1,471       1,776       2,201       2,616       4,412
Mandatorily redeemable preferred stock                                  --          --          --          --       4,166
Total shareholders' equity (deficit)                                41,891      27,651      33,061      21,864      (3,509)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are developing high-resolution miniature display and imaging engines based upon our proprietary PicoP® display engine platform. Our technology platform utilizes our expertise in two dimensional Micro-Electrical Mechanical Systems (MEMS), lasers, optics and electronics to create a high quality video or still image from a small form factor device with lower power needs than conventional display technologies.

Our strategy is to develop and supply a proprietary display engine called PicoP to potential OEM customers who will embed them into a variety of consumer and automotive products. The primary objective for consumer applications is to provide users of mobile devices with a large screen viewing experience produced by a small embedded projector. Mobile devices may include cell phones, PDAs, gaming consoles and other consumer electronics products. These potential products would allow users to watch movies, play videos, display images, and other data onto a variety of flat or curved surfaces.

We recently launched the sale of a small accessory projector that is the first commercial product based on the PicoP display engine. The accessory projector can display images from a variety of video sources including cell phones, portable media players, PDAs, gaming consoles, laptop computers, digital cameras, and other consumer electronics products. We have been selling the accessory projector in limited quantity through our Asian and European based distributors. In March 2010, we announced the sales launch of the accessory projector to customers in the United States. We plan to add distribution channels as the production capacity for our manufacturing partner, green laser suppliers and other component suppliers increases.

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

We have incurred substantial losses since inception and expect to incur a substantial loss during the fiscal year ending December 31, 2010.

Key Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience, terms of existing contracts, our evaluation of trends in the display and image capture industries, information provided by our current and prospective customers and strategic partners, information available from other outside sources, and on various other assumptions we believe to be reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following key accounting policies require more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. We recognize contract revenue as work progresses on long-term, cost plus fixed fee, and fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Our revenue contracts generally include a statement of the work we are to complete and the total fee we will earn from the contract. When we begin work on the contract and at the end of each accounting period, we estimate the labor, material and other cost required to complete the statement of work compared to cost incurred to date. We use information provided by our technical team, project mangers, vendors, outside consultants and others to develop our cost estimates. Since our contracts generally require some level of technology development to complete, the actual cost required to complete a statement of work can vary from our estimates. We have developed processes that allow us to make reasonable estimates of the cost to complete a contract. Historically, we have made only immaterial revisions in the estimates to complete the contract at each reporting period. Recognized revenues are subject to revisions as the contract progresses to completion and actual revenue and cost become certain. Revisions in revenue estimates are reflected in the period in which the facts that give rise to the revision become known. In the future, revisions in these estimates could significantly impact recognized revenue in any one reporting period. If the U.S. government cancels a contract, we would receive payment for work performed and costs committed to prior to the cancellation.

We recognize product revenue and contract revenue on the sale of prototype units and evaluation kits, upon acceptance of the deliverables by the customer or expiration of the contractual acceptance period, after which there are no rights of return. In the future, we expect to enter into distribution relationships which involve the distributor taking inventory positions and reselling to multiple customers. With these distributor relationships, we would not recognize revenue until the distributors sell the product through to their end user customers.

Cost of Revenue. Cost of revenue includes both the direct and allocated indirect costs of performing on development contracts and producing prototype units, evaluation kits, and ROV units. Cost of revenue for the SHOWWX includes the direct costs of manufacturing products sold to customers. Because we are in the early phase of SHOWWX production and the design and manufacturing processes are not yet sufficiently mature to support commercial production, we classify overhead cost allocated to the SHOWWX as research and development expense. When the SHOWWX design and production processes reach a level to support commercial production, all manufacturing costs will be included in cost of revenue.

Direct costs include labor, materials and other costs incurred directly in performing on a contract or producing prototype units, evaluation kits, and ROV and SHOWWX units. Indirect costs include labor and other costs associated with operating our research and development department and building our manufacturing and technical capabilities and capacity. Our overhead, which includes the costs of procuring, inspecting and storing material, facility and depreciation costs, is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the proportion of direct material purchased for the respective activity.

Losses on Uncompleted Contracts. We establish an allowance for estimated losses if the estimated cost to complete a contract exceeds the remaining contract value. The entire estimated loss is recorded in the period in which the loss is first determined. We determine the estimated cost to complete a contract through a detailed review of the work to be completed, the resources available to complete the work and the technical difficulty of the remaining work. If the revised estimated cost to complete the contract is higher than the total contract revenue, the entire contract loss is recognized. The actual cost to complete a contract can vary significantly from the estimated cost, due to a variety of factors including availability of technical staff, availability of materials and technical difficulties that arise during a project. Most of our development contracts are cost plus fixed fee type contracts. Under these types of contracts, we are not required to spend more than the contract value to complete the contracted work.

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

Investments Available-For-Sale and Fair Value Measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three level fair value hierarchy, with Level 1 being observable inputs such as quoted market prices in active markets spanning to Level 3 where inputs are unobservable by market participants outside of the Company and must be estimated using assumptions we develop. We use market data, assumptions and risks we believe market participants would use in measuring the fair value of the asset or liability, including the risks inherent in the inputs and the valuation techniques.

Estimating valuation inputs and selecting and applying valuation methods may require significant judgments by management. Changes in the estimated inputs and valuation methods could result in materially different values, credits and charges presented in the consolidated financial statements.

The investments are stated at fair value and classified as cash and cash equivalents or current investment securities available-for-sale on the consolidated balance sheets with unrealized gains and losses included in the consolidated statements of comprehensive loss. We classify investment securities available-for-sale purchased with 90 days or less remaining until contractual maturity as cash equivalents on the balance sheet in "Cash and cash equivalents." Interest income, realized gains and losses, and other-than-temporary impairments are recognized in the period earned or incurred, and presented separately in the consolidated statements of operations. Changes in the fair values of derivatives are realized in the period of remeasurement and recorded in "Gain (loss) on derivative instruments, net" in the consolidated statements of operations. The cost of securities sold is based on the specific identification method.

Employee Share-Based Compensation. We issue share-based compensation to employees in the form of options exercisable into our common stock and restricted or unrestricted shares of our common stock. We account for equity instruments issued to employees using the straight-line attribution method of allocating the fair value of share-based compensation expense over the requisite service period of the related award. The value of restricted or unrestricted shares is determined using the fair value method, which is based on the number of shares granted and the closing price of our common stock on the NASDAQ Global Market on the date of grant. The value of options is determined using the Black-Scholes option pricing model with estimates of option lives, stock price volatilities and interest rates, then expensed over the periods of service allowing for pre-vest forfeitures. This widely accepted method results in reasonable option values and interperiod expense allocation, and comparability across companies. Changes in the estimated inputs or using other option valuation methods could result in materially different option values and share-based compensation expense.

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

Results of Operations

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

Contract Revenue.

                                                              % of                  % of
                                                            contract              contract
                                                   2009      revenue     2008      revenue   $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------  ---------  ---------
Government revenue                              $   1,649       58.5  $   2,237       45.9  $    (588)     (26.3)
Commercial revenue                                  1,168       41.5      2,637       54.1     (1,469)     (55.7)
                                                 ---------             ---------             ---------
Total contract revenue                          $   2,817             $   4,874             $  (2,057)     (42.2)
                                                 =========             =========             =========

We earn contract revenue from performance on development contracts with the U.S. government and commercial customers and from the sale of prototype units and evaluation kits based on our PicoP display engine. Our contract revenue in a particular period is dependent upon when we enter into a contract, the value of the contracts we have entered into, and the availability of technical resources to perform work on the contracts. Our contract revenue from sales of prototype units and evaluation kits may vary substantially due to the timing of orders from customers and potential constraints on resources.

Contract revenue from government and commercial contracts was substantially lower during 2009 than in 2008 due to reduced contract activity and lower beginning backlog in 2009 compared to the previous year. We expect that we will have fewer opportunities to enter into new development contracts as we move closer to the commercialization of products based on our PicoP display engine.

As long as most of our revenue is earned from performance on development contracts, we believe there may be a high degree of variability in revenue from one period to another.

In July 2009, we entered into a 9 month $1.0 million subcontract with Lockheed Martin Corporation to supply two full-color, daylight readable, see-through display systems as part of the U.S. government's Urban Leader Tactical Response, Awareness & Visualization program. Lockheed Martin holds a prime contract with the U.S. government for development of the soldier worn display.

Our backlog of development contracts at December 31, 2009 was $70,000 in government contracts and $30,000 in commercial contracts compared to $714,000 in government contracts and $228,000 in commercial contracts at December 31, 2008. The decrease in backlog from 2008 is primarily attributed to completion of government and commercial development contracts in 2009 and reduced contract activity as we move closer to the commercialization of products based on our PicoP display engine. We plan to complete the entire contract backlog during 2010.

Product Revenue.

                                                              % of                  % of
                                                             product               product
                                                   2009      revenue     2008      revenue   $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------  ---------  ---------
Bar code revenue                                $     686       67.5  $   1,737      100.0  $  (1,051)     (60.5)
Pico projector revenue                                330       32.5          0        0.0        330        n/a
                                                 ---------             ---------             ---------
Total product revenue                           $   1,016             $   1,737             $    (721)     (41.5)
                                                 =========             =========             =========

Bar code revenue includes the sales of ROV and our discontinued Flic bar code scanners. The decrease in bar code revenue for the year ended December 31, 2009 compared to the same period in 2008 was due to decreased purchasing volume of small and mid-sized businesses as a result of the global economic conditions. As a result of this downturn we have reduced our sales and marketing efforts on the bar code product. We do not expect to increase our investment in the bar code product in the future and we are currently evaluating opportunities to sell our existing bar code inventory and sell or license our bar code production capability and technology.

Pico projector revenue includes the sales of SHOWWX which was launched in September 2009.

Our quarterly revenue may vary substantially due to the timing of product orders from customers, production constraints and availability of components and raw materials.

The backlog of product orders at December 31, 2009 was approximately $3.8 million, compared to $276,000 at December 31, 2008, all of which is scheduled for delivery during 2010.

Cost of Contract Revenue.

                                                              % of                  % of
                                                            contract              contract
                                                   2009      revenue     2008      revenue   $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------  ---------  ---------
Cost of contract revenue                        $   1,531       54.3  $   1,708       35.0  $    (177)     (10.4)

Cost of contract revenue includes both the direct and allocated indirect costs of performing on development contracts and producing prototype units and evaluation kits. Direct costs include labor, materials and other costs incurred directly in performing on a contract or producing prototype units and evaluation kits. Indirect costs include labor and other costs associated with operating our research and development department and building our technical capabilities and capacity. Cost of contract revenue is determined both by the level of direct costs incurred and by the level of indirect costs incurred in operating and building our technical capabilities and capacity. Both the direct and indirect costs can fluctuate substantially from period to period.

The cost of contract revenue as a percentage of revenue was higher in 2009 than in 2008 as a result of differences in the cost mix of the contracts during those periods.

The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract cost mix and the levels of direct and indirect costs incurred. However, over longer periods of time we expect modest fluctuations in the cost of contract revenue, as a percentage of contract revenue.

Cost of Product Revenue.

                                                              % of                  % of
                                                             product               product
                                                   2009      revenue     2008      revenue   $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------  ---------  ---------
Cost of product revenue                         $   2,363      232.6  $   2,143      123.4  $     220       10.3

Cost of product revenue includes the direct costs of manufacturing products sold to customers, and for ROV it also includes the allocated indirect cost of manufacturing overhead. Direct costs include labor, materials and other costs incurred directly in the manufacture of these products. Indirect costs include labor and other costs associated with operating our manufacturing capabilities and capacity.

We are in the early phase of SHOWWX production and the design and manufacturing processes are not yet sufficiently mature to support commercial production. Our costs to produce SHOWWX units during 2009 were substantially higher than product revenue. We classified overhead cost allocated to the SHOWWX as research and development expense in 2009. When the SHOWWX design and production processes reach a level to support commercial production, all manufacturing costs will be included in cost of revenue.

Our overhead, which includes the costs of procuring, inspecting and storing material, facility and depreciation costs, is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the proportion of direct material purchased for the respective activity. During 2009 and 2008, we expensed approximately $167,000 and $143,000, respectively, of manufacturing overhead associated with production capacity in excess of production requirements.

The increase in cost of product revenue for 2009, compared to 2008, was primarily attributed to increased inventory write downs compared to the prior year. The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix, the level of overhead expense and the volume of direct materials purchased. The increase in the cost of product revenue as a percentage of product revenue in 2009 compared to the same period in 2008 was due to a higher cost structure for the SHOWWX product and an increase in inventory write downs for the ROV product. In 2009, cost of product revenue included $1,257,000 of inventory write- downs compared to $475,000 for the same period in 2008.

Research and Development Expense.

                                                   2009       2008     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Research and development                        $  24,577  $  22,575  $   2,002        8.9

Research and development expense consists of:

  Compensation related costs of employees and contractors engaged in internal research and product development activities,
  Laboratory operations, outsourced development and processing work, and
  Other operating expenses.

In addition, we allocate our research and development resources based on the business opportunity of the available projects, the skill mix of the resources available and the contractual commitments we have made to customers. In order to accelerate our time to market and because contract revenue was lower for the year ended December 31, 2009 compared to the same period in 2008, we directed more of our research and development work to internally funded projects compared to the same period last year. We have increased spending in research and development as part of our strategy to accelerate the time to market for products based on the PicoP. The increase in cost is primarily attributable to increases in payroll costs and contracted services.

We believe that a substantial level of continuing research and development expense will be required to develop additional commercial products using the light scanning technology. Accordingly, we anticipate our level of research and development spending will continue to be substantial.

Sales, Marketing, General and Administrative Expense.

                                                   2009       2008     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Sales, marketing, general and administrative    $  14,540  $  15,730  $  (1,190)      (7.6)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The decrease in sales, marketing, general and administrative expense for 2009 from 2008 was primarily the result of decreased payroll costs due to reductions in staffing levels.

We continue to aggressively manage these costs as part of our strategy to accelerate the development of PicoP- based products while controlling our cash used in operations.

Interest Income and Expense.

                                                   2009       2008     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Interest income                                 $     212  $   1,130  $    (918)     (81.2)

                                                   2009       2008     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Interest expense                                $      68  $      48  $      20       41.7

The decrease in interest income in 2009 from 2008 results primarily from lower average cash, investments securities balances, and interest rates.

Impairment of investment securities, available-for-sale.

                                                   2009       2008     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Impairment of investments, available-for-sale   $       0  $    (300) $     300     (100.0)

At December 31, 2009, our marketable securities portfolio included $3.0 million par value AAA rated student loan auction-rate securities (SLARS). During the period ended December 31, 2008, based on the length of the historical duration of failed SLARS auctions, the significant uncertainty of the prospective duration of inactivity, and lack of liquidity in the SLARS market, we determined that the estimated fair values of the SLARS were less than par value and the impairments were other-than-temporary. We used a discounted cash flow model, with rates adjusted for liquidity, to determine the estimated fair values of the SLARS as of December 31, 2008. We recorded an "impairment of investment securities, available-for-sale" of $300,000 for the period ended December 31, 2008. There were no adjustments to the fair value of the SLARS during 2009.

Gain (Loss) on Derivative Instruments, Net.

                                                   2009       2008     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Gain (loss) on derivative instruments, net      $    (506) $   2,196  $  (2,702)    (123.0)

In 2005 we issued warrants to purchase 2,302,000 shares of common stock in connection with certain notes. The warrants meet the definition of derivative instruments that must be accounted for as liabilities because we cannot engage in certain corporate transactions affecting the common stock unless we make a cash payment to the holders of the warrants. In July 2008, warrants to purchase 750,000 shares of common stock expired unexercised. We record changes in the fair values of the warrants in the statement of operations each period. We valued the remaining warrants to purchase 1,552,000 shares of common stock at December 31, 2009 using the Black-Scholes option pricing model with the following assumptions: expected volatility of 80%; expected dividend yield of 0%; risk free interest rates ranging from 0.06% to 0.43%; and contractual lives ranging from 0.2 years to 0.9 years. The change in value of the warrants of $509,000 in 2009 was recorded as a non-operating loss and is included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

Income Taxes.

No provision for income taxes has been recorded because we have experienced net losses from inception through December 31, 2009. At December 31, 2009, we had net operating loss carry-forwards of approximately $237.3 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $4.9 million. The net operating loss carry forwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2009 to 2029 if not previously utilized. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our shareholders during any three-year period would result in a limitation on our ability to utilize a portion of our net operating loss carry-forwards. We have determined that such a change of ownership occurred during 1995 and that the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $761,000. An additional change of ownership occurred in 1996 and the annual limitation for losses generated in 1996 is approximately $1.6 million.

We did not have any unrecognized tax benefits at December 31, 2009 or at December 31, 2008.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2009 and 2008, we recognized no interest and penalties.

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
                                                 =========             =========             =========

Contract revenue was substantially lower during 2008 than in 2007, due to lower beginning government contract backlog and a decreased level of activity on government contracts compared to the prior year.

In December 2007, we entered into a $1 million contract with a commercial customer to develop prototype units based on our PicoP technology, for evaluation of future consumer electronics product applications. The development work under this contract was initiated and fully completed in 2008.

In May 2007, we entered into a $3.2 million contract with the U.S. Air Force to provide a lightweight, see-through, full-color eyewear display prototype to the government. The contract, which continued a development activity with the Air Force, specified the development, design, verification, testing, and delivery of a lightweight, see-through full-color wearable display for evaluation by several DOD project offices.

Our backlog of development contracts at December 31, 2008 was $714,000 in government contracts and $228,000 in commercial contracts compared to $2.0 million in government contracts and $1.8 million in commercial contracts at December 31, 2007. The decrease in backlog from 2007 was primarily attributed to completion of government and commercial contracts in 2007 and early 2008.

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
                                                 =========             =========             =========

Bar code revenue for 2007 and 2008 includes the sales of ROV and our discontinued Flic bar code scanners. The increase in bar code revenue for the year ended December 31, 2008 compared to the same period in 2007 was due to the increased sales of our ROV product line.

The decrease in Nomad revenue was the result of our decision in June 2006 to no longer promote the Nomad product. The Nomad had not gained the commercial acceptance we had planned when it was introduced.

The backlog of product orders at December 31, 2008 was approximately $276,000, compared to $245,000 at December 31, 2007.

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

The cost of contract revenue as a percentage of revenue was lower in 2008 than in 2007 as a result of negotiating better terms on contracts and from the sale of prototype units that had been previously expensed to internally funded programs.

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

The increase in research and development expense in 2008 compared to 2007 was the result of our increased spending as part of our strategy to accelerate the time to market for products based on the PicoP and lower contract revenue for the year resulting in more of our research and development work being directed to internally funded projects compared to the same period in 2007. The increase in cost was primarily attributable to increases in payroll costs and contracted services.

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

Interest Income and Expense.

The decrease in interest income in 2008 from 2007 results primarily from lower interest rates on our investment securities compared to 2007.

In 2005, we issued convertible notes with an aggregate principal amount of $20 million. The last payment on the notes was made in March 2007, resulting in a decrease in interest expense for the year ended December 31, 2008 compared to the same period in 2007.

Impairment of investment securities, available-for-sale.

                                                   2008       2007     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Impairment of investments, available-for-sale   $    (300) $       0  $    (300)      n/a

At December 31, 2008, our marketable securities portfolio included $3.0 million par value AAA rated student loan auction-rate securities (SLARS). Based on the length of the historical duration of failed SLARS auctions and significant uncertainty of the prospective duration of inactivity and lack of liquidity in the SLARS market, we determined that the estimated fair values of the SLARS were less than par value and the impairments were other-than-temporary. We used a discounted cash flow model, with rates adjusted for liquidity, to determine the estimated fair values of the SLARS as of December 31, 2008. We recorded an "impairment of investment securities, available-for-sale" of $300,000 for the period ended December 31, 2008.

Gain (Loss) on Derivative Instruments, Net.

The following table shows the gain on derivative instruments, net:

                                                   2008       2007     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Gain (loss) on derivative instruments, net      $   2,196  $    (483) $   2,679     (554.7)

In 2005 we issued warrants to purchase 2,302,000 shares of common stock in connection with certain notes. The warrants met the definition of derivative instruments that must be accounted for as liabilities, because we cannot engage in certain corporate transactions affecting the common stock unless we made a cash payment to the holders of the warrants. We record changes in the fair values of the warrants in the statement of operations each period. We valued the warrants at December 31, 2008 using the Black-Scholes option pricing model with the following assumptions: expected volatility of 72%, expected dividend yield of 0%, risk free interest rates ranging from 0.6% to 0.8%, and contractual lives ranging from 1.2 years to 1.9 years. The change in value of the warrants of $2.3 million in 2008 was recorded as a non-operating gain and is included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

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

Income Taxes.

At December 31, 2008, we had net operating loss carry-forwards of approximately $217.6 million for federal income tax reporting purposes. In addition, we had research and development tax credits of $4.3 million.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues and product sales. In June 2009, we received $15.0 million, before issuance costs, from the sale of 8,076,239 shares of our common stock and warrants exercisable for 2,019,060 shares of our common stock. In November and December 2009, we received an aggregate of $33.1 million, before issuance costs, from the sale of 11,038,333 shares of our common stock. At December 31, 2009, we had $45.7 million in cash, cash equivalents, and investment securities, available-for-sale, which included $2.7 million in auction rate securities (ARS). There is currently no established primary orderly market for these ARS. If we were required to sell them in a short period of time we may receive less than their current estimated fair values. However, based on our current operating plan and ability to access our $43.0 million held in cash and cash equivalents as of December 31, 2009, we do not expect to be required to sell these securities materially below their current estimated fair value.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through the first quarter of 2011. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis we may be required to limit our operations substantially. This limitation of operations could include delaying development projects resulting in reductions in staff, operating costs, capital expenditures and investment in research and development.

Cash used in operating activities totaled $31.7 million during 2009, compared to $31.2 million during 2008. During 2009, the increased cash outlay was primarily driven by the acceleration of research and development activities on our PicoP and related technologies for planned PicoP and other product applications. The balance of the change was largely due to lower contract revenue in 2009 than in 2008.

We had the following material gains and charges, and changes in assets and liabilities during the year ended December 31, 2009.

  "Loss (gain) on derivative instruments" In 2005 we issued warrants to purchase 2,302,000 shares of our common stock, which are accounted for as derivative security liabilities. The value of the warrants fluctuates with our common stock price and the decreasing lives of the warrants as they approach expiration. The net increase in our stock price during 2009 combined with decreasing terms to expiration resulted in a $509,000 non-cash non-operating loss recorded in "Loss (gain) on derivative instruments, net" on the consolidated statements of operations and a non-cash adjustment in operating cash flows recorded to "Loss (gain) on derivative instruments" on the consolidated statements of cash flows. We record the fair values of the warrants in "Liability associated with common stock warrants" on the consolidated balance sheets. The valuation assumptions and method are detailed in the Results of Operations section above.
  "Accounts payable, net" Accounts payable increased by approximately $1.5 million due to invoices received at the end of 2009 for research and development expenses, inventory, and general operating expenses that were paid in 2010.
  "Costs and estimated earnings in excess of billings on uncompleted contracts" Our costs and estimated earnings in excess of billings on uncompleted contracts decreased by $625,000 in 2009 due to increased activity surrounding the launch of the SHOWWX and lower contract activity.
  "Inventory" Ending inventory decreased by $599,000 over 2008. The change in inventory includes inventory write-downs of $1.3 million offset by an increase in inventory of approximately $696,000 related to our pico projector product. We value inventory at the lower of cost or market with cost determined on a weighted average cost basis. The following table shows the composition of the inventory at December 31, 2009 and 2008:

                                                        December 31,   December 31,
                                                            2009           2008
                                                       -------------  ------------
Raw materials                                         $     626,000  $     45,000
Finished goods                                              300,000     1,480,000
                                                       -------------  ------------
                                                      $     926,000  $  1,525,000
                                                       =============  ============

Investing Activities

Cash used in investing activities totaled $1.2 million in 2009 compared to cash provided by investing activities of $19.0 million in 2008. We invested the proceeds from our June, November and December 2009 issuances of common stock and warrants into money market accounts and short term investments. As a result, the purchases and sales of these investments appear in cash and cash equivalents changes instead of in investing activities on the consolidated statements of cash flows. Cash provided by investing activities in 2008 was generated from the net sales of investment securities to fund continuing operations which were purchased in 2007. The 2007 net purchases in investing activities of $22.3 million were made with proceeds from the call of our publicly traded warrants and sale of Lumera common stock.

Financing Activities

Cash provided by financing activities totaled $50.4 million in 2009, compared to $24.3 million in 2008, largely as a result of the relative sizes of our financing transactions completed in 2009 and 2008. The following is a list of our financing activities during 2009, 2008 and 2007.

  In November and December 2009, we raised an aggregate of $33.1 million, before issuance costs of approximately $2.3 million, from the sale of 11.0 million shares of our common stock through underwritten public offerings.
  During 2009, we raised $3.9 million from the exercise of warrants to purchase 1.1 million shares of common stock and $1.3 million from the exercise of 335,000 stock options.
  In June 2009, we raised approximately $15.0 million, before issuance costs of approximately $218,000, from the sale of 8.1 million shares of common stock and warrants to purchase approximately 2.0 million shares of our common stock to a strategic investor. The warrants have an exercise price of $2.185 per share, a three year term, and are exercisable on the date of issuance. We can call the warrants if the average closing bid price of our stock is over $8.74 for any 20 consecutive trading days.
  In July 2008, we raised an aggregate of $26.0 million before issuance costs of approximately $2.0 million through a registered direct public offering of 11.2 million shares of our common stock and warrants to purchase 6.7 million shares of our common stock. The warrants have an exercise price of $3.60 per share, a five year term, and are exercisable one year from the date of issuance. The warrants are callable after one year from the date of issuance if the average closing bid price of our stock is over $7.20 for any 20 consecutive trading days. The warrants are listed on the NASDAQ Global Market under the ticker "MVISW."
  In June 2007, we called our publicly traded warrants issued as part of a 2006 mid-year financing transaction. The warrant holders had until July 6, 2007 to exercise their warrants or the warrants would expire. We received $34.1 million from the exercise of 12.9 million warrants.

During 2007, we made cash payments of $1.4 million in principal and $28,000 in interest, and issued 459,000 shares of our common stock in payment of $1.4 million in principal and $21,000 in interest for our outstanding notes. The final payment on the notes was made in March 2007.

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

In order to maintain our exclusive rights under our license agreement with the University of Washington, we are obligated to make royalty payments to the University of Washington with respect to the Virtual Retinal Display technology. If we are successful in establishing original equipment manufacturer co-development and joint venture arrangements, we expect our partners to fund certain non-recurring engineering costs for technology development and/or for product development. Nevertheless, we expect our cash requirements to remain high as we expand our activities and operations with the objective of commercializing our light scanning technology.

The following table lists our contractual obligations (in thousands):

                                                                      Payments Due By Period
                                               ------------------------------------------------------------------
                                               Less than 1 year    1-3 years        3-5 years     More than 5 years  Total
                                               ---------------  ---------------  ---------------  ---------------  ---------
Contractual Obligations:
Open purchase obligations *                   $        11,225  $            78  $            16  $            --  $  11,319
Minimum payments under capital leases                     102              133               83               --        318
Minimum payments under operating leases                   870            1,842              564               --      3,276
Minimum payments under long-term debt                     103              206               69               --        378
Minimum payments under research, royalty
 and licensing agreements                                 720            1,656            1,440            2,376  +   6,192
                                               ---------------  ---------------  ---------------  ---------------  ---------
    Total                                     $        13,020  $         3,915  $         2,172  $         2,376  $  21,483
                                               ===============  ===============  ===============  ===============  =========

* Open purchase obligations represent commitments to purchase inventory, materials, capital equipment, maintenance agreements and other goods used in the normal operation of our business.

+License and royalty obligations continue through the lives of the underlying patents, which is currently through at least 2017.

New accounting pronouncements

In May 2009, the Financial Accounting Standards Board (FASB) issued guidance establishing general standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. This standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occurred after the balance sheet date. The standard is effective for fiscal years and interim periods ended after June 15, 2009. We adopted this standard during the quarter ended June 30, 2009 and have evaluated any subsequent events through the date of this filing. The adoption of the guidance did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued guidance which provides amendments to establish a selling price hierarchy for determining the selling price of a deliverable and expands the disclosures required for multiple-deliverable revenue arrangements. The guidance is effective for revenue arrangements that are entered into or are materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact that implementation of this guidance will have on our financial statements.

In October 2009, the FASB issued guidance which allows exclusion of software from the scope of the software revenue recognition guidance if the software is included with tangible products and is essential to the tangible product's functionality. The guidance becomes effective for revenue arrangements that are entered into or are materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact that implementation of this guidance will have on our financial statements.

In January 2010, the FASB issued guidance which improves disclosures about the measurement of the fair value of financial instruments including (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3 of the fair value inputs hierarchy. The guidance is effective for fiscal years and interim periods ended after December 15, 2009. The adoption of the guidance did not have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of the end of 2009, approximately 94% of our total cash, cash equivalents and investment securities available-for-sale have variable interest rates or are very short-term discount notes traded in active markets. Therefore, we believe our exposure to market and interest rate risks is not material. The remainder is composed of $3.0 million par student loan auction-rate securities (SLARS) fair valued at approximately $2.7 million. Our SLARS are investment grade long-term bonds, structured with variable interest rate resets, with purchases and sales to be determined via a Dutch Auction process every 28 days. They were issued to fund U.S. government guaranteed student loans. Beginning in February 2008, the rapid declines in global credit markets and liquidity, and resultant economic recession, led to insufficient investor bids to clear the SLARS auctions and fund the secondary SLARS market. The issuers then began and continue to pay interest at "maximum rates", instead of "auction rates", in accordance with the bond terms.

Given the adverse credit market conditions and SLARS short-term illiquidity, the fair value of the principal became more sensitive to changes in interest rates and the spread between short and long rates than it was in the pre-2008 ARS credit marketplace. As a result, we estimated that the fair value of the SLARS to be approximately $2.7 million at December 31, 2008. There were no adjustments to the fair value of the SLARS during 2009. If market conditions worsen, we may have to further adjust the estimated fair value and record additional charges to earnings if we believe the adjustment is other-than-temporary. In the event we need immediate access to the funds invested in the SLARS, we could be required to sell them at an amount below our current carrying value. Any of these events could affect our consolidated financial condition, results of operations and cash flows. However, based on market stabilization and strengthening during 2009, we do not expect to be required to sell these securities materially below their current estimated fair values.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of December 31, 2009, our cash and cash equivalents and investments available-for-sale securities portfolio are comprised of short-term highly rated money market funds and the SLARS.

The values of cash equivalents and investment securities, available-for-sale by maturity date as of December 31, 2009, are as follows:

                                             Amount      Percent
                                          ------------  ---------
Cash and cash equivalents                $ 43,025,000       94.1%
Less than one year                             10,000        0.0
One to two years                                   --         --
Greater than five years                     2,700,000        5.9
                                          ------------  ---------
                                         $ 45,735,000      100.0%
                                          ============  =========

Foreign Exchange Rate Risk

All of our development contract payments are made in U.S. dollars. However, in the future we may enter into development contracts in foreign currencies that may subject us to foreign exchange rate risk. We intend to enter into foreign currency hedges to offset material exposure to currency fluctuations when we can adequately determine the timing and amounts of the exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Shareholders of Microvision, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, and shareholders' equity, comprehensive loss and cash flows present fairly, in all material respects, the financial position of Microvision, Inc. at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Seattle, Washington
March 10, 2010

Microvision, Inc.

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

                                                                                            December 31,
                                                                                       ----------------------
                                                                                          2009        2008
                                                                                       ----------  ----------
Assets
Current assets
  Cash and cash equivalents                                                           $   43,025  $   25,533
  Investment securities, available-for-sale                                                2,710       2,705
  Accounts receivable, net of allowances of $67 and $57                                      913         537
  Costs and estimated earnings in excess of billings on uncompleted contracts                 70         695
  Inventory                                                                                  926       1,525
  Other current assets                                                                       751         889
                                                                                       ----------  ----------
    Total current assets                                                                  48,395      31,884

  Property and equipment, net                                                              3,904       3,701
  Restricted investments                                                                   1,189       1,332
  Other assets                                                                                48          47
                                                                                       ----------  ----------
      Total assets                                                                    $   53,536  $   36,964
                                                                                       ==========  ==========

Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                                                    $    4,949  $    3,487
  Accrued liabilities                                                                      4,190       3,545
  Billings in excess of costs and estimated earnings on uncompleted contracts                 55          62
  Liability associated with common stock warrants                                            840         331
  Current portion of capital lease obligations                                                62          41
  Current portion of long-term debt                                                           78          71
                                                                                       ----------  ----------
    Total current liabilities                                                             10,174       7,537

  Capital lease obligations, net of current portion                                          157          45
  Long-term debt, net of current portion                                                     244         322
  Deferred rent, net of current portion                                                    1,070       1,409
                                                                                       ----------  ----------
    Total liabilities                                                                     11,645       9,313
                                                                                       ----------  ----------

Commitments and contingencies

Shareholders' Equity
  Preferred stock, par value $.001; 25,000 shares authorized; 0 and
     0 shares issued and outstanding                                                          --          --
  Common stock, par value $.001; 200,000 shares authorized; 88,686 and
     68,080 shares issued and outstanding                                                     89          68
  Additonal paid-in capital                                                              373,405     319,662
  Accumulated other comprehensive loss                                                       (33)        (38)

  Accumulated deficit                                                                   (331,570)   (292,041)
                                                                                       ----------  ----------
    Total shareholders' equity                                                            41,891      27,651
                                                                                       ----------  ----------
      Total liabilities and shareholders' equity                                      $   53,536  $   36,964
                                                                                       ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

Microvision, Inc.

Consolidated Statements of Operations
(in thousands, except share and per share amounts)

                                                                                               Years Ended December 31,
                                                                                         ----------------------------------
                                                                                            2009        2008        2007
                                                                                         ----------  ----------  ----------
Contract revenue                                                                        $    2,817  $    4,874  $    9,010
Product revenue                                                                              1,016       1,737       1,474
                                                                                         ----------  ----------  ----------
Total revenue                                                                                3,833       6,611      10,484
                                                                                         ----------  ----------  ----------

Cost of contract revenue                                                                     1,531       1,708       4,916
Cost of product revenue                                                                      2,363       2,143       1,690
                                                                                         ----------  ----------  ----------
Total cost of revenue                                                                        3,894       3,851       6,606
                                                                                         ----------  ----------  ----------
    Gross margin                                                                               (61)      2,760       3,878
                                                                                         ----------  ----------  ----------

Research and development expense                                                            24,577      22,575      14,944
Sales, marketing, general and administrative expense                                        14,540      15,730      15,779
Gain on disposal of fixed assets                                                                --          (5)       (117)
                                                                                         ----------  ----------  ----------
Total operating expenses                                                                    39,117      38,300      30,606
                                                                                         ----------  ----------  ----------
Loss from operations                                                                       (39,178)    (35,540)    (26,728)

Interest income                                                                                212       1,130       1,358
Interest expense                                                                               (68)        (48)       (513)
Impairment of investment securities, available-for-sale                                         --        (300)         --
Gain (loss) on derivative instruments, net                                                    (506)      2,196        (483)
Other income (expense)                                                                          11         (58)        (27)
                                                                                         ----------  ----------  ----------
Net loss before Lumera transactions                                                        (39,529)    (32,620)    (26,393)

Gain on sale of investment in Lumera                                                            --          --       6,606
                                                                                         ----------  ----------  ----------
Net loss                                                                                $  (39,529) $  (32,620) $  (19,787)
                                                                                         ==========  ==========  ==========
Net loss per share basic and diluted                                                    $    (0.54) $    (0.53) $    (0.40)
                                                                                         ==========  ==========  ==========

Weighted-average shares outstanding basic and diluted                                       73,760      61,643      49,963
                                                                                         ==========  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

Microvision, Inc.

Consolidated Statements of Shareholders' Equity
(in thousands, except share amounts)

                                                                          Shareholders' Equity (Deficit)
                                           ---------------------------------------------------------------------------------------------------

                                                                           Receivables   Accumulated
                                               Common Stock   Additional      from          other                        Total
                                           -----------------   paid-in       related    comprehensive  Accumulated   Shareholders'
                                           Shares   Par Value  capital       parties       income        deficit        Equity
                                           -------  --------  ----------   -----------  -------------  ------------  -------------
Balance at December 31, 2006               42,921  $     43  $  253,086   $      (250) $       8,619  $   (239,634) $      21,864
Amortization of share-based compensation                          1,886                                                     1,886
Exercise of warrants and options           13,350        13      35,883                                                    35,896
Sales of common stock and warrants                                  130                                                       130
Issuance of common stock for payment on senior
 secured exchangeable convertible notes       452         1       1,367                                                     1,368
Issuance of common stock for payment of
 interest on senior secured exchangeable
 convertible notes                              7                    22                                                        22
Sale of Lumera stock held as collateral
  on receivables from related parties                                             227                                         227
Allowance for doubtful accounts on
  receivables from related parties                                                 23                                          23
Other comprehensive income                                                                     (8,568)                     (8,568)
Net loss                                                                                                   (19,787)       (19,787)
                                           -------  --------  ----------   -----------  -------------  ------------  -------------
Balance at December 31, 2007               56,730        57     292,374            --             51      (259,421)        33,061
Amortization of share-based compensation       35                 2,857                                                     2,857
Exercise of warrants and options              143        --         388                                                       388
Sales of common stock and warrants         11,172        11      24,043                                                    24,054
Other comprehensive income                                                                       (89)                         (89)
Net loss                                                                                                   (32,620)       (32,620)
                                           -------  --------  ----------   -----------  -------------  ------------  -------------
Balance at December 31, 2008               68,080        68     319,662            --            (38)     (292,041)        27,651
Amortization of share-based compensation       22                 3,335                                                     3,335
Exercise of warrants and options            1,470         2       4,792                                                     4,794
Sales of common stock and warrants         19,114        19      45,616                                                    45,635
Other comprehensive income                                                                         5                            5
Net loss                                                                                                   (39,529)       (39,529)
                                           -------  --------  ----------   -----------  -------------  ------------  -------------
Balance at December 31, 2009               88,686  $     89  $  373,405  $        --  $         (33) $   (331,570) $       41,891
                                           =======  ========  ==========   ===========  =============  ============  =============

The accompanying notes are an integral part of these consolidated financial statements.

Microvision, Inc.

Consolidated Statements of Comprehensive Loss
(in thousands)

                                                                                               Years Ended December 31,
                                                                                         ----------------------------------
                                                                                            2009        2008        2007
                                                                                         ----------  ----------  ----------
Net loss                                                                                $  (39,529) $  (32,620) $  (19,787)
                                                                                         ----------  ----------  ----------
Other comprehensive gain (loss)
    Unrealized gain (loss) on investment securities, available-for-sale:
        Unrealized holding gain (loss) arising during period                                     5         (89)     (1,962)
        Less: reclassification adjustment for gains realized in net loss                        --          --      (6,606)
                                                                                         ----------  ----------  ----------
        Net unrealized gain (loss)                                                               5         (89)     (8,568)
                                                                                         ----------  ----------  ----------
Comprehensive loss                                                                      $  (39,524) $  (32,709) $  (28,355)
                                                                                         ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

Microvision, Inc.

Consolidated Statements of Cash Flows
(in thousands)

                                                                                             Years Ended December 31,
                                                                                         -------------------------------
                                                                                           2009       2008       2007
                                                                                         ---------  ---------  ---------
Cash flows from operating activities
  Net loss                                                                              $ (39,529) $ (32,620) $ (19,787)
  Adjustments to reconcile net loss to net cash used in operations:
    Depreciation                                                                            1,138        989        953
    Gain on disposal of fixed assets                                                           --         (5)      (117)
    Non-cash expenses related to issuance of stock, warrants, and options,
     and amortization of deferred compensation                                              3,373      2,831      1,897
    Non-cash interest expense, net                                                             --         --        371
    Loss (gain) on derivative instruments                                                     506     (2,196)       482
    Impairment of short-term investment securities                                             --        300         --
    Inventory write-downs                                                                   1,257        475         84
    Allowance for receivables from related parties                                             --       (241)        23
    Gain on sale of investment in Lumera                                                       --         --     (6,606)
    Net accretion of discount on short-term investments                                        --        (97)       (80)
    Non-cash deferred rent                                                                   (276)      (275)      (277)
  Change in:
    Accounts receivable                                                                      (376)     1,348       (719)
    Costs and estimated earnings in excess of billings on uncompleted contracts               625       (252)       122
    Inventory                                                                                (658)    (1,239)       198
    Other current assets                                                                      115        184        408
    Other assets                                                                               (1)        --         (6)
    Accounts payable                                                                        1,477      1,188        461
    Accrued liabilities                                                                       646       (642)       515
    Billings in excess of costs and estimated earnings on uncompleted contracts                (7)      (908)       770
                                                                                         ---------  ---------  ---------
      Net cash used in operating activities                                               (31,710)   (31,160)   (21,308)
                                                                                         ---------  ---------  ---------
Cash flows from investing activities
  Sales of investment securities                                                               --     20,400      7,200
  Purchases of investment securities                                                           --       (986)   (29,504)
  Sales of restricted investment securities                                                    --         --      2,329
  Purchases of restricted investment securities                                                --       (350)    (2,329)
  Decrease in restricted investment                                                           143        143        143
  Collections of receivables from related parties                                              --        241        227
  Sale of long-term investment - Lumera                                                        --         --      8,637
  Proceeds on sale of property and equipment                                                   --          5        117
  Purchases of property and equipment                                                      (1,360)      (495)    (1,058)
                                                                                         ---------  ---------  ---------
      Net cash provided by (used in) investing activities                                  (1,217)    18,958    (14,238)
                                                                                         ---------  ---------  ---------
Cash flows from financing activities
  Principal payments under capital leases                                                     (60)       (41)       (45)
  Principal payments under long-term debt                                                     (71)       (65)       (58)
  Payments on notes payable                                                                    --         --     (1,400)
  Net proceeds from issuance of common stock and warrants                                  50,550     24,442     35,896
                                                                                         ---------  ---------  ---------
      Net cash provided by financing activities                                            50,419     24,336     34,393
                                                                                         ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents                                       17,492     12,134     (1,153)
Cash and cash equivalents at beginning of period                                           25,533     13,399     14,552
                                                                                         ---------  ---------  ---------
Cash and cash equivalents at end of period                                              $  43,025  $  25,533     13,399
                                                                                         =========  =========  =========

Supplemental disclosure of cash flow information
Cash paid for interest                                                                  $      68  $      48  $      92
                                                                                         =========  =========  =========

Supplemental schedule of non-cash investing and financing activities
Property and equipment acquired under capital leases                                    $      95  $      --  $      --
                                                                                         =========  =========  =========
Other non-cash additions to property and equipment                                      $      85  $     199  $      46
                                                                                         =========  =========  =========
Issuance of common stock for payment of principal and interest on senior
   secured exchangeable convertible notes                                               $      --  $      --  $   1,388
                                                                                         =========  =========  =========

The accompanying notes are an integral part of these financial statements.

1. The Company

We are developing high-resolution miniature display and imaging engines based upon our proprietary PicoP® display engine platform. Our technology platform utilizes our expertise in two dimensional Micro-Electrical Mechanical Systems (MEMS), lasers, optics and electronics to create a high quality video or still image from a small form factor device with lower power needs than conventional display technologies.

Our strategy is to develop and supply a proprietary display engine called PicoP to potential OEM customers who will embed them into a variety of consumer and automotive products. The primary objective for consumer applications is to provide users of mobile devices with a large screen viewing experience produced by a small embedded projector. Mobile devices may include cell phones, PDAs, gaming consoles and other consumer electronics products. These potential products would allow users to watch movies, play videos, display images, and other data onto a variety of flat or curved surfaces.

We recently launched the sale of a small accessory projector that is the first commercial product based on the PicoP display engine. The accessory projector can display images from a variety of video sources including cell phones, portable media players, PDAs, gaming consoles, laptop computers, digital cameras, and other consumer electronics products. We have been selling the accessory projector in limited quantity through our Asian and European based distributors. In March 2010, we announced the sales launch of the accessory projector to customers in the United States. We plan to add distribution channels as the production capacity for our manufacturing partner, green laser suppliers and other component suppliers increases.

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

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through the first quarter of 2011. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through the issuance of equity or debt securities.

Our capital requirements will depend on many factors, including, but not limited to, the rate at which we can, directly or through arrangements with OEMs, introduce products incorporating the PicoP display engine and image capture technologies and the market acceptance and competitive position of such products. If revenues are less than anticipated, if the mix of revenues vary from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to further the development of our technologies, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. In addition, our operating plan provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by us.

Additional capital may not be available to us or, if available, on terms acceptable to us or on a timely basis. Raising capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of the current shareholders' shares. If adequate funds are not available on a timely basis, or planned revenues are not generated, we may be required to limit our operations substantially. This limitation of operations may include delaying development projects resulting in reductions in staff and operating costs as well as reductions in capital expenditures and investment in research and development.

2. Summary of significant accounting policies

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have identified the following areas where significant estimates and assumptions have been made in preparing the financial statements: revenue recognition, valuation of auction-rate securities, allowance for uncollectible receivables, inventory valuation and valuation of derivative financial instruments.

Principles of consolidation

The consolidated financial statements include Microvision and equity investments in which Microvision has the ability to exercise significant influence but does not have voting control.

Cash and cash equivalents; investment securities, available-for-sale; and fair value of financial instruments

Our financial instruments include cash and cash equivalents, investments available-for-sale including auction rate securities (ARS), accounts receivable, accounts payable, accrued liabilities and long-term debt. Excluding the ARS and long term debt, the carrying value of our financial instruments approximates fair value due to their short maturities. For the ARS, the carrying value approximates fair value due to an other-than-temporary impairment adjustment. The carrying amount of long-term debt at December 31, 2009 and 2008 was not materially different from the fair value based on rates available for similar types of arrangements.

The fair value of financial instruments is defined as the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three level fair value inputs hierarchy, with Level 1 being observable inputs such as quoted market prices in active markets spanning to Level 3 where inputs are unobservable by market participants outside of the Company and must be estimated using assumptions we develop. We use market data, assumptions and risks we believe market participants would use in measuring the fair value of the asset or liability, including the risks inherent in the inputs and the valuation techniques. We disclose the lowest level input significant to each category of asset or liability. We use inputs which are as observable as possible and the methods most applicable to the specific situation of each company or valued item.

We consider fair valued assets impaired when the fair value is less than cost. When the impairment is significant, we judge whether the impairment is temporary or other-than-temporary. An impairment is generally considered to be other-than-temporary and recorded as such in the period when there is deemed sufficient reason to conclude that the fair value of the asset is not expected to recover to the recorded fair value prior to the expected time of sale or maturity. We classify other-than-temporary fair value impairments into one of two categories: "credit" or "other factors". Other-than-temporary impairments are charged to current earnings if they are of the "credit" type or recorded to other comprehensive loss if they are due to "other factors".

Our cash equivalents and investment securities available-for-sale are comprised of U.S. government and agency securities, corporate debt and ARS. We classify investment securities available-for-sale purchased with 90 days or less remaining until contractual maturities as cash equivalents. Investment securities purchased with more than 90 days until contractual maturities are classified as current investment securities available-for-sale on the consolidated balance sheet with unrealized gains and losses included in the consolidated statement of comprehensive loss. Interest income, realized gains and losses, and other-than-temporary credit type impairments are recognized in the period earned or incurred and presented separately in the consolidated statement of operations. Changes in the fair values of derivatives are realized in the period of remeasurement and recorded in Gain (loss) on derivative instruments, net in the consolidated statement of operations. The cost of securities sold is based on the specific identification method.

Inventory

Inventory consists of raw material, work in process and finished goods for our SHOWWX and ROV products. Inventory is recorded at the lower of cost or market with cost determined using the weighted-average method. We periodically assess the need to provide for obsolescence of inventory and adjust the carrying value of inventory to its net realizable value when required. In addition, we reduce the value of our inventory to its estimated scrap value when we determine that it is not probable that the inventory will be consumed through normal production during the next twelve months.

Property and equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (two to five years) using the straight-line method. Leasehold improvements are depreciated over the shorter of estimated useful lives or the lease term.

Restricted investments

As of December 31, 2009, restricted investments were in money market funds and serve as collateral for $1.2 million in irrevocable letters of credit. Two letters of credit totaling $839,000 are outstanding in connection with a lease agreement for our corporate headquarters building in Redmond, WA. The required balance decreases over the term of the lease, which expires in 2013. In addition, a $350,000 letter of credit is outstanding under the terms of a supplier agreement.

Revenue recognition

Revenue has primarily been generated from contracts to develop the light scanning technology and to produce demonstration units for commercial enterprises and the U.S. government. We recognize contract revenue as work progresses on long-term cost plus fixed fee and fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Our revenue contracts generally include a statement of the work we are to complete and the total fee we will earn from the contract. When we begin work on the contract and at the end of each accounting period, we estimate the labor, material, and other cost required to complete the statement of work compared to cost incurred to date. We use information provided by our technical team, project managers, vendors, outside consultants and others to develop our cost estimates. Since our contracts generally require some level of technology development to complete, the actual cost required to complete a statement of work can vary from our estimates. We have developed processes that allow us to reasonably estimate the cost to complete a contract. Historically, we have made only immaterial revisions in the estimates to complete the contract at each reporting period. Recognized revenues are subject to revisions as the contract progresses to completion and actual revenue and cost become certain. Revisions in revenue estimates are reflected in the period in which the facts that give rise to the revision become known. In the future, revisions in these estimates could significantly impact recognized revenue in any one reporting period. The U.S. government can terminate a contract with the Company at any time for convenience. If the U.S. government cancels a contract, we would receive payment for work performed and costs committed to prior to the cancellation.

The Company recognizes losses, if any, as soon as identified. Losses occur when the estimated direct and indirect costs to complete the contract exceed unrecognized revenue. The Company evaluates the reserve for contract losses on a contract-by-contract basis.

We recognize contract revenue for prototype units and evaluation kits for development work and product revenue when the product is shipped, there is sufficient evidence of an arrangement, the selling price is fixed or determinable and collection is reasonably assured. Revenue for prototype units, evaluation kits, and product shipments with acceptance provisions is recognized upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. Provisions are made for warranties at the time revenue is recorded. Warranty expense was not material for any periods presented.

Cost of revenue

Cost of revenue includes both the direct and allocated indirect costs of performing on development contracts and producing prototype units, evaluation kits, and ROV units. Cost of revenue for the SHOWWX includes the direct costs of manufacturing products sold to customers. Because we are in the early phase of SHOWWX production and the design and manufacturing processes are not yet sufficiently mature to support commercial production, we classify overhead cost allocated to the SHOWWX as research and development expense. When the SHOWWX design and production processes reach a level to support commercial production, all manufacturing costs will be included in cost of revenue.

Direct costs include labor, materials and other costs incurred directly in performing on a contract or producing prototype units, evaluation kits, and ROV and SHOWWX units. Indirect costs include labor and other costs associated with operating our research and development department and building our manufacturing and technical capabilities and capacity. Our overhead, which includes the costs of procuring, inspecting and storing material, facility and depreciation costs, is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the proportion of direct material purchased for the respective activity.

Concentration of credit risk and sales to major customers

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents, investment securities available-for-sale and accounts receivable. We typically do not require collateral from our customers. Our investment policy generally directs investment managers to select investments to achieve the following goals: preservation of principal, adequate liquidity and return. As of December 31, 2009, the Company's cash and cash equivalents and investments securities portfolio are comprised of short-term highly rated money market funds and commercial paper, and guaranteed student loan ARS (SLARS).

As of December 31, 2009 and 2008, we held $3.0 million par value SLARS, fair valued at approximately $2.7 million. As of December 31, 2009, approximately 94% of our total cash and cash equivalents and investment securities available-for-sale had variable interest rates or were very short-term discount notes traded in active markets. Therefore, we believe our exposure to credit market and interest rate risks is not material. The remainder is composed of the $3.0 million par value SLARS. The SLARS are investment grade long-term bonds, structured with variable interest rate resets, with purchases and sales to be determined via a Dutch Auction process every 28 days. They were issued to fund U.S. government guaranteed student loans. Beginning in February 2008, the rapid declines in global credit markets and liquidity, and resultant economic recession, led to insufficient investor bids to clear the SLARS auctions and fund the secondary SLARS market. The issuers then began and continue to pay interest at "maximum rates", instead of "auction rates", in accordance with the bond terms. Given the adverse credit market conditions and SLARS short-term illiquidity, the fair value of the principal became more sensitive to changes in interest rates and the spread between short and long rates than it was in the pre-2008 ARS credit marketplace. As a result, we estimated the fair value of the SLARS to be approximately $2.7 million at December 31, 2008. There were no adjustments to the fair value of the SLARS during 2009. If market conditions worsen, we may have to further adjust the estimated fair value and record additional charges to earnings, if we believe the adjustment is other-than-temporary. In the event we need immediate access to the funds invested in the SLARS, we could be required to sell them below our current carrying value. Any of these events could affect our consolidated financial condition, results of operations and cash flows. However, based on market stabilization and strengthening during 2009, we do not expect to be required to sell the securities materially below their current estimated fair values.

Concentration of Sales to Major Customers

The U.S. government accounted for approximately 43%, 34% and 61% of total revenue during 2009, 2008, and 2007, respectively. Two government customers accounted for approximately 24% and 17%, respectively of total revenue in 2009, two commercial customers accounted for approximately 15% and 11%, respectively, of total revenue during 2008, and one commercial customer accounted for approximately 15% of total revenue during 2007. Contracts with three commercial customers represented 17%, 35%, and 22% of total revenues during 2009, 2008, and 2007, respectively. The U.S. government accounted for approximately 37% and 19% of the accounts receivable balance at December 31, 2009 and 2008, respectively.

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

Net loss per share

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the periods. Net loss per share assuming dilution is calculated using the weighted-average number of common shares outstanding and the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities. Net loss per share assuming dilution is equal to basic net loss per share because the effect of dilutive securities outstanding during the periods including options and warrants computed using the treasury stock method, is anti-dilutive.

As of December 31, 2009, 2008, and 2007, we excluded the following convertible securities from diluted net loss per share as the effect of including them would have been anti-dilutive. The shares shown represent the number of shares of common stock which would be issued upon conversion as of December 31, 2009, 2008, and 2007.

                                                                                December 31,
                                                                   ------------------------------------
                                                                      2009         2008         2007
                                                                   -----------  -----------  ----------
Publicly traded warrants                                            6,025,000    6,703,000          --
Options and private warrants                                       12,683,000    9,804,000   9,518,000
                                                                   -----------  -----------  ----------
                                                                   18,708,000   16,507,000   9,518,000
                                                                   ===========  ===========  ==========

Research and development

Research and development costs are expensed as incurred.

Long-lived assets

We evaluate the recoverability of our long-lived assets when an impairment is indicated based on expected undiscounted cash flows. We recognize impairment of the carrying value of long-lived assets, if any, based on the fair value of such assets.

Share-based compensation

We have one share-based incentive compensation plan and a separate board of director share-based compensation plan. In June 2008, we determined that we would not issue additional options from the director plan. Both plans are more fully described in Note 11.

We use the straight-line attribution method to allocate the fair value of share-based compensation awards over the requisite service period for each award. The following table shows the amount of share-based compensation expense included in the statements of operations for each period shown:

                                                                         Year Ended December 31,
                                                                   ------------------------------------
                                                                      2009         2008         2007
                                                                   -----------  -----------  ----------
Cost of contract revenue                                          $   101,000  $    85,000  $  138,000
Cost of product revenue                                                18,000       25,000      20,000
Research and development expense                                    1,213,000      824,000     365,000
Sales, marketing, general and administrative expense                1,956,000    1,873,000   1,274,000
                                                                   -----------  -----------  ----------
                                                                  $ 3,288,000  $ 2,807,000  $1,797,000
                                                                   ===========  ===========  ==========

New accounting pronouncements

In May 2009, the Financial Accounting Standards Board (FASB) issued guidance establishing general standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. This standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occurred after the balance sheet date. The standard is effective for fiscal years and interim periods ended after June 15, 2009. We adopted this standard during the quarter ended June 30, 2009 and have evaluated any subsequent events through the date of this filing. The adoption of the guidance did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued guidance which provides amendments to establish a selling price hierarchy for determining the selling price of a deliverable and expands the disclosures required for multiple-deliverable revenue arrangements. The guidance is effective for revenue arrangements that are entered into or are materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact that implementation of this guidance will have on our financial statements.

In October 2009, the FASB issued guidance which allows exclusion of software from the scope of the software revenue recognition guidance if the software is included with tangible products and is essential to the tangible product's functionality. The guidance becomes effective for revenue arrangements that are entered into or are materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact that implementation of this guidance will have on our financial statements.

In January 2010, the FASB issued guidance which improves disclosures about the measurement of the fair value of financial instruments including (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3 of the fair value inputs hierarchy. The guidance is effective for fiscal years and interim periods ended after December 15, 2009. The adoption of the guidance did not have a material impact on our consolidated financial statements..

3. Long-term contracts

Cost and estimated earnings in excess of billings on uncompleted contracts comprises amounts of revenue recognized on contracts that we have not yet billed to customers because the amounts were not contractually billable at December 31, 2009 and 2008. The following table summarizes when we will be contractually able to bill the balance as of December 31, 2009 and 2008.

                                                                        Year Ended December 31,
                                                                      --------------------------
                                                                          2009          2008
                                                                      ------------  ------------
Billable within 30 days                                              $     63,000  $    688,000
Billable between 31 and 90 days                                                --            --
Billable after 90 days                                                      7,000         7,000
                                                                      ------------  ------------
                                                                     $     70,000  $    695,000
                                                                      ============  ============

Our current contracts with the U.S. government are primarily cost plus fixed fee type contracts. Under the terms of a cost plus fixed fee contract, the U.S. government reimburses us for negotiated actual direct and indirect cost incurred in performing the contracted services. We are not obligated to spend more than the contract value to complete the contracted services. The period of performance is generally one year. Each of our contracts with the U.S. government can be terminated for convenience by the government at any time. To date, the U.S. government has not terminated a contract with us.

In July 2009, we entered into a 9 month $1.0 million subcontract with Lockheed Martin Corporation to supply two full-color, daylight readable, see-through display systems as part of the U.S. government's Urban Leader Tactical Response, Awareness & Visualization program. Lockheed Martin holds a prime contract with the U.S. government for development of the soldier worn display.

In December 2007, we entered into a $1.0 million contract with a commercial customer to develop prototype units based on our PicoP technology, for evaluation of future consumer electronics product applications. The development work under this contract was initiated and fully completed in 2008.

In May 2007, we entered into a $3.2 million contract with the U.S. Air Force to provide a lightweight, see-through, full-color eyewear display prototype to the government. The contract, which continues a development effort with the Air Force, specifies the development, design, verification, testing, and delivery of a lightweight, see-through full-color wearable display for evaluation by several DOD project offices. This contract was completed during 2008.

The following table summarizes the costs incurred on our revenue contracts:

                                                                      December 31,  December 31,
                                                                          2009          2008
                                                                      ------------  ------------
Costs and estimated earnings incurred on uncompleted contracts       $  4,951,000  $ 14,166,000
Billings on uncompleted contracts                                      (4,936,000)  (13,533,000)
                                                                      ------------  ------------
                                                                     $     15,000  $    633,000
                                                                      ============  ============
Included in accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted
 contracts                                                           $     70,000  $    695,000
Billings in excess of costs and estimated earnings on uncompleted
 contracts                                                                (55,000)      (62,000)
                                                                      ------------  ------------
                                                                     $     15,000  $    633,000
                                                                      ============  ============

4. Cash equivalents, investment securities, available-for-sale, and fair value measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three level fair value inputs hierarchy, and requires an entity to maximize the use of observable valuation inputs and minimize the use of unobservable inputs. We use market data, assumptions and risks we believe market participants would use in measuring the fair value of the asset or liability, including the risks inherent in the inputs and the valuation techniques. The hierarchy is summarized below.

Level 1 - Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs such as quoted prices for similar assets or liabilities in markets that are not sufficiently active to qualify as Level 1 or, other observable inputs.

Level 3 - Unobservable inputs for which there is little or no market data, which requires us to develop our own assumptions, which are significant to the measurement of the fair values.

Our investment securities are comprised of debt securities. Generally, they are issued by the U.S. government, its agencies, corporations, and student loan financial aid organizations. Accounting for these investments is discussed in Note 2.

The principal markets for the debt securities are dealer markets which have a high level of price transparency. The market participants for debt securities are typically large money center banks and regional banks, brokers, dealers, pension funds, and other entities with debt investment portfolios.

As of December 31, 2009, approximately 94% of our total cash, cash equivalents and investment securities, available-for-sale have variable interest rates or are very short-term discount notes traded in active markets. The remainder is composed of $3.0 million par student loan auction-rate securities (SLARS) fair valued at approximately $2.7 million. The SLARS are investment grade long-term bonds, structured with variable interest rate resets, with purchases and sales to be determined via a Dutch Auction process every 28 days. They were issued to fund U.S. government guaranteed student loans. Beginning in February 2008, the rapid declines in global credit markets and liquidity, and resultant economic recession, led to insufficient investor bids to clear the SLARS auctions and fund the secondary SLARS market. The issuers then began and continue to pay interest at "maximum rates", instead of "auction rates", in accordance with the bond terms.

The valuation inputs hierarchy classification for assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2009:

                                            Level 1     Level 2     Level 3       Total
                                          -----------  ----------  ----------  -----------
Assets
    Corporate equity securities          $        --  $   10,000  $       --  $    10,000
    Auction rate securities                       --          --   2,700,000    2,700,000
                                          -----------  ----------  ----------  -----------
                                         $        --  $   10,000  $2,700,000  $ 2,710,000
                                          ===========  ==========  ==========  ===========
Liabilities
    Liability associated with
        common stock warrants                         $  840,000              $   840,000
                                                       ==========              ===========

The corporate debt securities and liability associated with common stock warrants are classified within Level 2 of the fair value hierarchy because they are valued using inputs and common methods with sufficient levels of transparency and observability. The SLARS are classified in Level 3 of the fair value hierarchy because of the significance of sufficiently unobservable assumptions and inputs developed by us and used in the valuations.

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs:

Balance, December 31, 2008                                                    $ 2,700,000
Transfer into Level 3, 2009                                                            --
Recognized loss included in earnings                                                   --
                                                                               -----------
Balance, December 31, 2009                                                    $ 2,700,000
                                                                               ===========

Our investments and liability associated with common stock warrants are summarized below as of December 31, 2009 and December 31, 2008.

                                                                                                     Classification on Balance Sheet
                                                                                            -------------------------------------------------
                                                                                                                                   Liability
                                                                                                                                  Associated
                                                                                                         Investment                  With
                                             Cost/       Gross       Gross                               Securities,    Other       Common
                                           Amortized   Unrealized  Unrealized   Estimated      Cash      Available-    Current       Stock
                                             Cost        Gains       Losses    Fair Value   Equivalents   For-Sale      Assets     Warrants
                                          -----------  ----------  ----------  -----------  -----------  -----------  ----------  -----------
As of December 31, 2009:
  Assets
    Corporate equity securities          $    43,000  $       --  $  (33,000) $    10,000  $        --  $    10,000  $       --
    Auction-rate securities                2,700,000          --          --    2,700,000           --    2,700,000          --
                                          -----------  ----------  ----------  -----------  -----------  -----------  ----------
                                         $ 2,743,000  $       --  $  (33,000) $ 2,710,000  $        --  $ 2,710,000  $       --
                                          ===========  ==========  ==========  ===========  ===========  ===========  ==========
  Liabilities
    Liability associated with
       common stock warrants                                                  $   840,000                                        $   840,000
                                                                               ===========                                        ===========

                                                                                                     Classification on Balance Sheet
                                                                                            -------------------------------------------------
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
                                                                               ===========                                        ===========

As of December 31, 2009, the unrealized losses on our investments in debt securities were due primarily to declines in the pricing of the debt securities. The realized gains and losses resulting from the liability associated with common stock warrants were primarily due to changes in our own stock price and decreasing terms to expiration. The maturities of the auction rate securities available-for-sale as of December 31, 2009 are greater than 5 years.

We classify other-than-temporary fair value impairments into one of two categoriesa "credit" or "other factors". As of September 30, 2008, based on continuing low market liquidity and auction failures with significant uncertainty as to when such conditions would improve, we determined that the estimated fair value of the SLARS no longer approximated par value, and the impairments were other-than-temporary. An "impairment of investment securities, available-for-sale" of $300,000 ws recorded on the consolidated statements of operations. We used a discounted cash flow model, with rates adjusted for liquidity, to determine that the present value of estimated cash collections was less than the adjusted cost. The other-than-temporary impairment recorded during the period ended September 30, 2008 was categorized as "credit" type.

Our significant nonfinancial assets and liabilities that are subject to consideration for recognition and disclosure at fair value in the financial statements on a nonrecurring basis primarily include property and equipment, capital lease obligations, a tenant improvement loan agreement and deferred rent. If we conclude there has been an event indicating the potential impairment of a nonfinancial asset or liability, or periodically if no such indicating event is deemed to have occurred, we determine the fair value, test for impairments, and record significant impairments, in the period of determination.

The maturities of the investment securities available-for-sale as of December 31, 2009 are shown below:

                                                            Gross        Gross
                                             Amortized   Unrealized   Unrealized    Estimated
                                               Cost         Gains       Losses      Fair Value
                                            -----------  -----------  -----------  ------------
Maturity date:
    Less than one year                     $    43,000           --      (33,000) $     10,000
    Due in 1-3 years                                --                                      --
    Greater than five years                  2,700,000                               2,700,000
                                            -----------                            ------------
                                           $ 2,743,000                            $  2,710,000
                                            ===========                            ============

5. Inventory

Inventory consists of the following:

                                                       December 31,   December 31,
                                                           2009           2008
                                                       -------------  ------------
Raw materials                                         $     626,000  $     45,000
Finished goods                                              300,000     1,480,000
                                                       -------------  ------------
                                                      $     926,000  $  1,525,000
                                                       =============  ============

The inventory at December 31, 2009 consisted of raw materials primarily for our accessory projector SHOWWX, and finished goods primarily comprised of ROV, our hand-held barcode scanner. The inventory at December 31, 2008 consisted of raw materials and finished goods for ROV and the discontinued Flic bar code product. Inventory is stated at the lower of cost or market, with cost determined on a weighted average basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, Microvision reduces the value of its inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through the normal course of business during the next twelve months. In 2009, 2008, and 2007, Microvision recorded inventory write-downs of $1,257,000, $475,000, and $84,000, respectively.

6. Accrued liabilities

Accrued liabilities consist of the following:

                                                               December 31,
                                                       ---------------------------
                                                           2009           2008
                                                       -------------  ------------
Bonuses                                               $   1,300,000  $    500,000
Payroll and payroll taxes                                   773,000       809,000
Compensated absences                                        682,000       623,000
Deferred rent credit                                        339,000       311,000
Adverse purchase commitments                                173,000       119,000
Professional fees                                           247,000       343,000
Other                                                       676,000       840,000
                                                       -------------  ------------
                                                      $   4,190,000  $  3,545,000
                                                       =============  ============

7. Property and equipment, net

Property and equipment consists of the following:

                                                               December 31,
                                                       ---------------------------
                                                           2009           2008
                                                       -------------  ------------
Production equipment                                  $   3,610,000  $  3,124,000
Leasehold improvements                                    3,317,000     3,310,000
Computer hardware and software/lab equipment              7,945,000     7,192,000
Office furniture and equipment                            1,591,000     1,496,000
                                                       -------------  ------------
                                                         16,463,000    15,122,000
Less: Accumulated depreciation                          (12,559,000)  (11,421,000)
                                                       -------------  ------------
                                                      $   3,904,000  $  3,701,000
                                                       =============  ============

Depreciation expense was $1,138,000, $989,000 and $953,000 in 2009, 2008 and 2007, respectively.

8. Receivables from related parties

In 2000, 2001 and 2002, the Board of Directors authorized the Company to provide unsecured lines of credit to each of the Company's three officers. The lines of credit carry interest rates of 5.4% to 6.2% and were due within one year of the officer's termination.

In January 2006, one officer left the Company and his outstanding loans became due in January 2007. In May 2007, we foreclosed on 50,000 shares of Lumera common stock pledged as collateral for the loans. In October 2009, we entered into a settlement agreement with the former officer. We have received total proceeds of $237,000 to date, and the officer has committed to make additional payments of $30,000 over the next two years. Pursuant to the settlement agreement, all claims and counterclaims filed in the collection lawsuit, including the previously disclosed claim by the former officer against us for $15 million have been dismissed.

Another officer with outstanding loans left the Company in August 2007 and his loans became due in August 2008. We are pursuing collection of the remaining outstanding balance from the former officer.

As of December 31, 2009 and December 31, 2008, the total amount outstanding under the lines of credit was $400,000 and $1,851,000, respectively, and the balances were fully reserved.

9. Common stock

In November and December 2009, we raised an aggregate of $33.1 million, before issuance costs of $2.3 million, through underwritten public offerings of 11.0 million shares of our common stock.

In June 2009, we raised approximately $15.0 million, before issuance costs of approximately $218,000, from the sale of 8.1 million shares of common stock and warrants to purchase approximately 2.0 million shares of our common stock to Max Display Enterprises Limited, a subsidiary of Walsin Lihwa. Walsin Lihwa is the parent company of Touch Micro-system Technology Corp. (TMT). We have worked for a number of years with both Walsin Lihwa and TMT, as manufacturers of our Micro-Electrical Mechanical systems (MEMS) chips. Based on filings by Max Display Enterprises Limited with the Securities Exchange Commission, as of December 31, 2009, Max Display Enterprises Limited beneficially owned 11.1% of our common stock, as determined in accordance with the rules of the Securities Exchange Commission.

In July 2008, we raised approximately $26.0 million, before issuance costs of approximately $2.0 million, through a registered direct public offering of 11.2 million shares of common stock and warrants to purchase 6.7 million shares of our common stock. Details of the warrants are described below in Note 10.

On June 21, 2007, we exercised our right to call our publicly traded warrants issued in 2006. We received $34.1 million from the exercise of 12.9 million publicly traded warrants.

10. Warrants

In June 2009, we raised approximately $15.0 million, before issuance costs of approximately $218,000, from the sale of 8.1 million shares of common stock and warrants to purchase approximately 2.0 million shares of our common stock to Max Display Enterprises Limited, a subsidiary of Walsin Lihwa. The warrants have an exercise price of $2.1850 per share, a three year term, and are exercisable on the date of issuance. We can call the warrants if the average closing bid price of our stock is over $8.74 for any 20 consecutive trading days.

In July 2008, we raised approximately $26.0 million, before issuance costs of approximately $2.0 million, through a registered direct public offering of 11.2 million shares of our common stock and warrants to purchase 6.7 million shares of our common stock. The warrants have an exercise price of $3.60 per share, a five year term, and are exercisable one year from the date of issuance. We can call the warrants after one year from the date of issuance if the average closing bid price of our stock is over $7.20 (200% of exercise price) for any 20 consecutive trading days. The 6.7 million warrants were listed on the NASDAQ Global Market under the ticker "MVISW".

On June 21, 2007, we exercised our right to call our publicly traded warrants issued in our June and July 2006 financing transactions. We received $34.1 million from the exercise of 12.9 million publicly traded warrants. A total of 45,000 warrants expired unexercised.

The following summarizes activity with respect to Microvision common stock warrants during the three years ended December 31, 2009:

                                              Warrants to   Weighted-
                                                purchase     average
                                                 common     excercise
                                                 Shares       price
                                              ------------  ---------
Outstanding at December 31, 2006               17,557,000  $    3.50
Granted:
   Exercise price greater than intrinsic value    537,000       2.65
   Exercise price equal to intrinsic value         25,000       3.42
Exercised                                     (13,803,000)      2.59
Canceled/expired                                 (252,000)      6.30
                                              ------------
Outstanding at December 31, 2007                4,064,000       6.19
Granted:
   Exercise price greater than intrinsic value  6,703,000       3.60
   Exercise price equal to intrinsic value             --         --
Exercised                                              --         --
Canceled/expired                               (1,257,000)      6.11
                                              ------------
Outstanding at December 31, 2008                9,510,000       4.32
Granted:
   Exercise price greater than intrinsic value  2,019,000       2.19
   Exercise price equal to intrinsic value             --         --
Exercised                                      (1,135,000)      3.46
Canceled/expired                                       --         --
                                              ------------
Outstanding at December 31, 2009               10,394,000  $    3.96
                                              ============
Exercisable at December 31, 2009               10,394,000  $    3.96
                                              ============

The following table summarizes information about the weighted-average fair value of Microvision common stock warrants granted for the periods shown:

                                                                     Year Ended December 31,
                                                             -------------------------------------
                                                                2009         2008         2007
                                                             -----------  -----------  -----------
Exercise price greater than fair value                      $        --  $      1.59  $        --
Exercise price equal to fair value                                   --           --         2.08
Exercise price less than fair value                                1.27           --         0.47

We estimated the fair value of our common stock warrants on the respective grant dates using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2009, 2008 and 2007, respectively: dividend yield of zero percent for all years; expected volatility of 75%, 65%, and 47%; risk-free interest rates of 1.5%, 3.2% and 4.9% and expected lives of 3, 5 and 0.3 years, respectively.

The following table summarizes information about our common stock warrants outstanding and exercisable at December 31, 2009:

                                      Warrants outstanding               Warrants exercisable
                                     ---------------------------------  ------------------------
                                                  Weighted
                                       Number      average   Weighted      Number      Weighted
                                     outstanding aremaining   average   exercisable at  average
                                     December 31, contractualexcercise  December 31,   excercise
Range of exercise prices                2009      life (years  price        2009         price
-----------------------------------  -----------  ---------  ---------  -------------  ---------

$2.185                                2,019,000       2.47  $    2.19      2,019,000  $    2.19
$2.7625-$3.42                           592,000       1.05       3.04        592,000       3.04
$3.60                                 6,025,000       3.56       3.60      6,025,000       3.60
$3.94                                 1,089,000       0.92       3.94      1,089,000       3.94
$4.55-$5.32                             469,000       0.19       4.56        469,000       4.56
$34.00                                  200,000       0.61      34.00        200,000      34.00
                                     -----------                        -------------
$2.185-$34.00                        10,394,000                           10,394,000
                                     ===========                        =============

11. Share-Based Compensation

We use the straight-line attribution method to allocate the fair value of share-based compensation awards over the requisite service period for each award. The valuation of and accounting for share-based awards includes a number of complex and subjective estimates. These estimates include, but are not limited to, the future volatility of our stock price, future stock option exercise behaviors, estimated employee turnover and award forfeiture rates.

Description of Incentive Plans

The Company currently has two share-based incentive plans. The 2006 Incentive Plan described below is administered by the Board of Directors, or its designated committee ("Plan Administrator"), and provides for various awards as determined by the Plan Administrator. We terminated using a second share-based incentive plan, the Independent Director Stock Option Plan described below, in June 2008.

The 2006 Incentive Plan has 11.4 million shares authorized, of which 2.1 million shares were available for awards as of December 31, 2009. The 2006 Incentive Plan permits granting non-qualified stock options (NSOs), incentive stock options (ISOs), stock appreciation rights, restricted or unrestricted stock, deferred stock, other share-based awards, or cash awards to employees, officers, directors and certain non-employees of the Company. Any award may be a performance-based award. Awards granted under the 2006 Incentive Plan have generally been to employees under non-qualified stock option agreements with the following provisions: exercise prices greater than or equal to the Company's closing stock price on the date of grant; vesting periods ranging from three years to four years; expiration 10 years from the date of grant; and optionees who terminate their service after vesting have a limited time to exercise their options (typically three to twelve months). In June 2008, the Company shareholders approved an amendment to the 2006 Incentive Plan to increase the common stock reserved for issuance under the plan to 11.4 million shares and allow non-employee directors to participate in the plan.

The Independent Director Stock Option Plan (IDSOP) has 900,000 shares authorized, of which 875,000 are issued and outstanding as of December 31, 2009. The IDSOP permits granting NSOs to independent directors of the Company. Grants awarded under the IDSOP generally have the following terms: exercise price equal to the Company's closing stock price on the date of grant, expiration 10 years from the date of grant, and vested grants remain exercisable until their expiration dates if a director leaves the Board. In June 2008, the Company shareholders approved an amendment to the 2006 Incentive Plan described above to allow non-employee directors to participate in the plan. The Company does not intend to issue additional options from the IDSOP.

Options Valuation Methodology and Assumptions

We use the Black-Scholes option valuation model to determine the fair value of options granted and use the closing price of our common stock as the fair market value of our stock on that date.

We consider historical stock price volatilities, volatilities of similar companies and other factors in determining estimates of future volatilities.

We use historical lives, including post-termination exercise behavior, publications, comparable company estimates, and other factors as the basis for estimating expected lives.

Risk free rates are based on the U.S. Treasury Yield Curve as published by the U.S. Treasury.

The following table summarizes the weighted-average valuation assumptions and weighted-average grant date fair value of options granted during the periods shown below:

                                                                          Year Ended December 31,
                                                                   ------------------------------------
                                                                      2009         2008         2007
                                                                   -----------  -----------  ----------
Assumptions (weighted average)
Volatility                                                                 75%          65%         68%
Expected term (in years)                                                  5.1          5.1         6.2
Risk-free rate                                                            2.0%         3.0%        5.0%
Expected dividends                                                         --           --          --
Pre-vest forfeiture rate                                                  5.0%         5.0%        5.0%
Grant date fair value of options granted                          $      1.20  $      1.32  $     2.67

Options Activity and Positions

The following table summarizes activity and positions with respect to options for the year ended December 31, 2009:

                                                                                              Weighted
                                                                                              Average
                                                                                 Weighted    Remaining
                                                                                  Average    Contractual  Aggregate
                                                                                 Exercise       Term      Intrinsic
Options                                                              Shares        Price      (years)       Value
-----------------------------------------------------------------  -----------  -----------  ----------  -----------
Outstanding as of December 31, 2006                                 5,711,000  $      6.04         6.9  $ 1,384,000
Granted                                                             1,617,000         4.08
Exercised                                                             (84,000)        2.78
Forfeited or expired                                               (1,790,000)        9.05
                                                                   -----------
Outstanding as of December 31, 2007                                 5,454,000         4.52         6.9    3,320,000
Granted                                                             2,276,000         2.33
Exercised                                                            (143,000)        2.72
Forfeited or expired                                                 (590,000)        2.93
                                                                   -----------
Outstanding as of December 31, 2008                                 6,997,000         3.98         7.2       63,000
Granted                                                             1,996,000         1.97
Exercised                                                            (335,000)        2.58
Forfeited or expired                                                 (344,000)        3.01
                                                                   -----------
Outstanding as of December 31, 2009                                 8,314,000  $      3.59         7.0  $ 4,823,000
                                                                   ===========  ===========  ==========  ===========

Vested and expected to vest as of December 31, 2009                 8,132,000  $      3.62         6.9  $ 4,628,000
                                                                   ===========  ===========  ==========  ===========

Exercisable as of December 31, 2009                                 4,845,000  $      4.30         6.0  $ 2,084,000
                                                                   ===========  ===========  ==========  ===========

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 were $455,000, $87,000 and $163,000, respectively.

The total grant date fair value of options vested during the years ended December 31, 2009, 2008, and 2007 was $1.6 million, $2.0 million and $2.1 million, respectively. As of December 31, 2009, our unamortized share-based compensation was $3.6 million which we plan to amortize over the next 2.3 years.

In April 2009, our Board of Directors approved the issuance of 291,000 nonvested equity shares of the Company's common stock to the executive employees under the 2006 Incentive Plan. Included was a grant of 165,000 shares to one executive which vests conditionally upon completion of certain service and performance objectives the later of three years from the date of grant or the first day thereafter that the executive is not in a closed window, and 14,000 shares to the same executive in lieu of a cash salary increase which vested in four equal installments through December 31, 2009. The remaining shares vest over a three year period from the date of grant. The nonvested equity shares were valued at fair value on the date of grant and the share-based compensation expense will be amortized over the service period.

In October 2008, our Board of Directors approved the payment of one half of each independent director's annual retainer fee to be paid in the Company's common stock. The common stock was valued at fair value and fully expensed on the grant date. Each independent director received 7,092 shares of common stock.

In March 2008, our Board of Directors approved the issuance of 125,000 nonvested equity shares of the Company's common stock to the executive employees under the 2006 Incentive Plan. The shares vest over a three year period from the date of grant. The nonvested equity shares were valued at fair value on the date of grant and the share-based compensation expense will be amortized over the three year service period.

As of December 31, 2009, our unamortized nonvested equity share-based compensation was $390,000 which we plan to amortize over the next 2.0 years.

12. Commitments and contingencies

Agreements with the University of Washington ("UW")

In October 1993, we entered into a Research Agreement and an exclusive license agreement ("License Agreement") with the UW. The License Agreement grants us the rights to certain intellectual property, including the technology being subsequently developed under the Microvision research agreement ("Research Agreement"), whereby we have an exclusive, royalty-bearing license to make, use and sell or sublicense the licensed technology. We are required to pay the UW a nonrefundable license maintenance fee of $10,000 per quarter, to be credited against royalties due.

Litigation

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes would have a material adverse effect on the Company's financial position, results of operations or cash flows.

Lease commitments

We lease our office space and certain equipment under noncancelable capital and operating leases with initial or remaining terms in excess of one year.

We entered into a 90 month facility lease that commenced in February 2006. The lease includes extension and rent escalation provisions over the 90 month term of the lease. Rent expense will be recognized on a straight-line basis over the lease term.

Future minimum rental commitments under capital and operating leases for years ending December 31 are as follows:

                                                     Capital       Operating
                                                     leases         leases
                                                  -------------  -------------
2010                                             $     102,000  $     870,000
2011                                                    71,000        904,000
2012                                                    62,000        938,000
2013                                                    62,000        564,000
2014                                                    21,000             --
Thereafter                                                  --             --
                                                  -------------  -------------
Total minimum lease payments                           318,000  $   3,276,000
                                                                 =============
Less: Amount representing interest                     (99,000)
                                                  -------------
Present value of capital lease obligations             219,000
Less: Current portion                                  (62,000)
                                                  -------------
Long-term obligation at December 31, 2009        $     157,000
                                                  =============

The capital leases are collateralized by the related assets financed and by security deposits held by the lessors under the lease agreements. The cost and accumulated depreciation of equipment under capital leases was $1,106,000 and $1,024,000, respectively, at December 31, 2009 and $1,017,000 and $932,000, respectively, at December 31, 2008.

Net rent expense was $862,000, $861,000, and $830,000 for 2009, 2008, and 2007, respectively.

Long-term debt

During 2006, we entered into a loan agreement with the lessor of our corporate headquarters in Redmond to finance $536,000 in tenant improvements. The loan carries a fixed interest rate of 9% per annum, is repayable over the initial term of the lease, which expires in 2013, and is secured by a letter of credit. The balance of the loan was $322,000 at December 31, 2009.

Adverse purchase commitments

We have periodically entered into noncancelable purchase contracts in order to ensure the availability of materials to support bar code scanner production. We periodically assess the need to provide for impairment on these purchase contracts and records a loss on purchase commitments when required. During 2009, we recorded a loss of $55,000 to cost of product revenue as a result of commitments to purchase materials for the ROV scanner that were in excess of our estimated future proceeds from sale of the ROV scanners. In December 2008, the Company recorded a loss of $119,000 to cost of product revenue as a result of commitments to purchase materials for the ROV scanner that were in excess of its estimated future proceeds from the sale of the ROV scanners.

13. Income taxes

A provision for income taxes has not been recorded for 2009, 2008, and 2007 due to the valuation allowances placed against the net operating losses and deferred tax assets arising during such periods. A valuation allowance has been recorded for all deferred tax assets because based on our history of losses since inception, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets.

At December 31, 2009, we have net operating loss carry forwards of approximately $237.3 million, for federal income tax reporting purposes. In addition, we have research and development tax credits of $4.9 million. The net operating loss carry forwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2009 to 2029 if not previously utilized. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our stockholders during any three- year period would result in limitations on our ability to utilize its net operating loss carry-forwards. We have determined that such a change occurred during 1995 and the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $761,000. An additional change occurred in 1996; and the limitation for losses generated in 1996 is approximately $1,600,000.

Deferred tax assets are summarized as follows:

                                                           December 31,
                                                  ----------------------------
                                                      2009           2008
                                                  -------------  -------------
Deferred tax assets, current
   Reserves                                      $   1,421,000  $   1,990,000
   Other                                             1,244,000        996,000
                                                  -------------  -------------
Total gross deferred tax assets, current             2,665,000      2,986,000
                                                  -------------  -------------
Deferred tax assets, noncurrent
   Net operating loss carryforwards                 81,199,000     74,605,000
   R&D credit carryforwards                          4,905,000      4,258,000
   Depreciation/amortization deferred               20,926,000     15,665,000
   Other                                             4,484,000      3,520,000
                                                  -------------  -------------
Total gross deferred tax assets, noncurrent        111,514,000     98,048,000
                                                  -------------  -------------
Deferred tax liabilities, noncurrent
   Convertible debt                                   (873,000)    (1,828,000)
                                                  -------------  -------------
Total gross deferred tax liabilities, noncurrent      (873,000)    (1,828,000)
                                                  -------------  -------------
Net deferred taxes before valuation allowance      113,306,000     99,206,000
Less: Valuation allowance                         (113,306,000)   (99,206,000)
                                                  -------------  -------------
Deferred tax assets                              $          --  $          --
                                                  =============  =============

The valuation allowance and the research and development credit carry forwards account for substantially all of the difference between our effective income tax rate and the Federal statutory tax rate of 34%.

Certain net operating losses arise from the deductibility for tax purposes of compensation under nonqualified stock options equal to the difference between the fair value of the stock on the date of exercise and the exercise price of the options. For financial reporting purposes, the tax effect of this deduction when recognized is accounted for as a credit to shareholders' equity.

We did not have any unrecognized tax benefits at December 31, 2009 and at December 31, 2008.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2009, 2008 and 2007, we recognized no interest or penalties.

We file income tax returns in the U.S. federal jurisdiction and various states. The tax years 2006-2008 generally remain open to examination by major taxing jurisdictions to which we are subject.

14. Retirement savings plan

We have a retirement savings plan that qualifies under Internal Revenue Code Section 401(k). The plan covers all qualified employees. Contributions to the plan by the Company are made at the discretion of the Board of Directors.

Under the plan, we match 50% of employee contributions to the plan up to 6% of the employee's per pay period compensation. During 2009, 2008 and 2007 we contributed $369,000, $365,000, and $295,000, respectively, to the plan under the matching program.

15. Quarterly Financial Information (Unaudited)

The following table presents the Company's unaudited quarterly financial information for the years ending December 31, 2009 and 2008:

                                                       Year Ended December 31, 2009
                                        ----------------------------------------------------------
                                        December 31,   September 30,    June 30,       March 31,
                                        -------------  -------------  -------------  -------------
Revenue                                $     971,000  $     924,000  $     987,000  $     951,000
Gross margin (loss)                         (130,000)      (175,000)       (83,000)       327,000
Net loss                                  (8,745,000)   (11,525,000)   (10,394,000)    (8,865,000)
Net loss per share basic and diluted           (0.11)         (0.15)         (0.15)         (0.13)

                                                       Year Ended December 31, 2008
                                        ----------------------------------------------------------
                                        December 31,   September 30,    June 30,       March 31,
                                        -------------  -------------  -------------  -------------
Revenue                                $   1,525,000  $     894,000  $   1,622,000  $   2,570,000
Gross margin                                 287,000        285,000        719,000      1,469,000
Net loss                                  (9,873,000)    (8,443,000)    (9,266,000)    (5,038,000)
Net loss per share basic and diluted           (0.15)         (0.13)         (0.16)         (0.09)

MICROVISION, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES SCHEDULE
(in thousands)

                                                                              Additions
                                                                       ------------------------
                                                          Balance at   Charges to   Charges to                  Balance at
                                                         beginning of   costs and      other                      end of
                      Description                        fiscal period  expenses     accounts     Deductions   fiscal period
-------------------------------------------------------  ------------  -----------  -----------  ------------  -------------
    Year Ended December 31, 2007
        Allowance for receivables from related parties  $      2,473  $        23  $        --  $         --  $       2,496
        Tax valuation allowance                               76,565           --       11,086            --         87,651

    Year Ended December 31, 2008
        Allowance for receivables from related parties         2,496           --           --          (645)         1,851
        Tax valuation allowance                               87,651           --       11,555            --         99,206

    Year Ended December 31, 2009
        Allowance for receivables from related parties         1,851           --           --        (1,451)           400
        Tax valuation allowance                               99,206           --       14,100           --         113,306

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants in accounting or financial disclosure matters during the Company's fiscal years ended December 31, 2009 and 2008.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), prior to the filing of this Form 10-K. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

(b) Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report, which is included in Item 8 of this Annual Report on Form 10-K under the heading "Report of Independent Registered Public Accounting Firm."

(c) Changes in internal controls over financial reporting. There have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2009 which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K in Item 4A. The information required by this Item and not provided in Item 4A will appear under the caption "Discussion of Proposals Recommended by the Board" in the Proxy Statement, which section is incorporated in this Item by reference. The Proxy Statement will be filed prior to the Company's annual shareholders' meeting scheduled to be held on June 17, 2010.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item will appear under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Director Compensation for 2009" in the Proxy Statement, which sections are incorporated in this Item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information as of December 31, 2009 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table:

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
Plan Category                                                    (a)                   (b)                      (c)
-------------------------------------------------------  --------------------  --------------------  -------------------------
Equity compensation plans approved by shareholders                 8,313,000  $               3.59                  2,139,000
Equity compensation plans not approved by shareholders               233,000                 29.79                         --
                                                         --------------------                        -------------------------
    Total                                                          8,546,000  $               4.31                  2,139,000
                                                         ====================                        =========================

In August 2000, the Company issued two non-plan warrants to purchase an aggregate of 200,000 shares of Microvision common stock to two consultants in connection with entering into certain consulting agreements with the Company. The warrants were fully exercisable as of December 31, 2007, have an exercise price of $34.00 per share and expire in August 2010. Rather than issue shares of common stock upon exercise of the warrants, the Company may elect to redeem the warrants if, in the opinion of the Board of Directors upon advice of counsel, it would be unlawful to issue the underlying securities. The warrants are transferable upon prior written approval of the Company. The Company cannot unreasonably withhold such approval with respect to transfers of warrants to purchase at least 10,000 shares. The number, class and price of securities for which the warrants may be exercised are subject to adjustment for certain changes in the Company's capital structure. The number of securities and exercise price per share will be proportionately adjusted if outstanding shares of the Company's common stock are divided into a greater number of shares or combined into a smaller number of shares, or a stock dividend is paid on the common stock. In the event of a change in the common stock from a merger, consolidation, reclassification, reorganization, partial or complete liquidation, or other change in the capital structure of the Company, the Company will, as a condition of the change in capital structure, make provision for the warrant holder to receive upon the exercise of the warrants the kind and amount of shares of stock, other securities or property to which the holder would have been entitled if, immediately prior to the change in capital structure, the warrant holder had held the number of shares of common stock obtainable upon the exercise of the warrants, and the exercise price will be proportionately adjusted.

In February 2007, Microvision issued a warrant to purchase 25,000 shares of common stock to a third party for services. The warrant was immediately exercisable, has an exercise price of $3.42 per share, and expires in February 2012. In July 2005, Microvision issued a warrant to purchase 6,925 shares of common stock to a third party for services. The warrant was immediately exercisable, has an exercise price of $5.32 per share, and expires in July 2010. The number and price of securities for which the warrants may be exercised are subject to adjustment for certain changes in the Company's capital structure. Where the Company's outstanding shares of common stock are divided into a greater number of shares, combined into a smaller number of shares, or a stock dividend is paid on the common stock, the exercise price per share shall be proportionately adjusted by the ratio of common shares outstanding immediately before and after the transaction. In the event of a change in the Company's common stock from a reorganization, reclassification, consolidation, or merger, the holders will be entitled to receive, upon the exercise of the warrants, the same amount and kind of securities, cash or property to which the holders would have been entitled if, immediately prior to the change in capital structure, the warrant holders had held the number of shares of common stock obtainable upon the exercise of the warrants.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of the report:

Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2009 and 2008

Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2009, 2008 and 2007

Statements of Comprehensive Loss for the years ended December 31, 2009, 2008 and 2007

Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

Valuation and Qualified Accounts and Reserves for the years ended December 31, 2009, 2008 and 2007

(b) Exhibits

The following exhibits are referenced or included in this report.

3.1	Amended and Restated Certificate of Incorporation of Microvision, Inc., as amended (14)
3.2	Bylaws of Microvision, Inc. (2)
4.1	Form of Specimen Stock Certificate for Common Stock.(2)
4.3	Form of Warrant issued under the Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (5)
4.5	Warrant No. 1 to Purchase Common Stock of Microvision, Inc. issued August 9, 2005 to Satellite Strategic Finance Partners, Ltd. (7)
4.6	Warrant No. 2 to Purchase Common Stock of Microvision, Inc. issued August 9, 2005 to Satellite Strategic Finance Associates, LLC. (7)
4.7	Warrant No. 88 to Purchase Common Stock of Microvision, Inc. issued August 31, 2005 to Omicron Master Trust (8)
4.8	Form of Warrant issued under the Securities Purchase Agreement dated as of November 30, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (9)
4.9	Registration Rights Agreement dated as of May 3, 2006 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC.(10)
4.10	Form of Underwriter's Warrant Agreement dated June 5, 2006 by and between Microvision, Inc. and MDB Capital Group, LLC.(11)
4.11

Form of Warrant issued under the Placement Agency Agreement dated as of July 18, 2008 by and between Microvision, Inc. and FTN Securities Corp., as representative of the several placement agents named therein. (13)

10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993.(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993.(1)+
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993.(1)+
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994.(4)
10.5	Microvision, Inc. 2006 Incentive Plan, as amended. (12)*
10.6	Independent Director Stock Option Plan, as amended.(3)*
10.8	Employment Agreement between Microvision, Inc. and Alexander Y. Tokman dated April 7, 2009.(16)
10.9	Lease Agreement between CarrAmerica Reality Operating Partnership, L.P. and Microvision, Inc., dated July 15, 2005.(6)
10.10	Securities Purchase Agreement dated June 22, 2009 by and between the Company and Max Display Enterprises Limited (15)
10.11	Registration Rights Agreement dated June 22, 2009 by and between the Company and Max Display Enterprises Limited(15)
10.12	Warrant No. 120 to Purchase Common Stock of Microvision, Inc. issued June 22, 2009 to Max Display Enterprises Limited(15)
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Principal Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(4) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 5, 2003.

(5) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 14, 2005.

(6) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2005.

(7) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 10, 2005.

(8) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 2, 2005.

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

(13) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 18, 2008.

(14) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2009

(15) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2009

(16) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 2009

+ Subject to confidential treatment.

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
Date: March 10, 2010	By	Alexander Tokman Alexander Tokman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 10, 2010.

Signature	Title
/s/ Alexander Tokman Alexander Tokman	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeff Wilson Jeff Wilson	Chief Financial Officer

/s/ Richard A. Cowell Richard A. Cowell	Director

/s/ Slade Gorton Slade Gorton	Director

/s/ Jeanette Horan Jeanette Horan	Director

/s/ Perry Mulligan Perry Mulligan	Director

/s/ Brian Turner Brian Turner	Director

EXHIBIT INDEX

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

3.1	Amended and Restated Certificate of Incorporation of Microvision, Inc., as amended (14)
3.2	Bylaws of Microvision, Inc. (2)
4.1	Form of Specimen Stock Certificate for Common Stock.(2)
4.3	Form of Warrant issued under the Securities Purchase Agreement dated as of March 11, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (5)
4.5	Warrant No. 1 to Purchase Common Stock of Microvision, Inc. issued August 9, 2005 to Satellite Strategic Finance Partners, Ltd. (7)
4.6	Warrant No. 2 to Purchase Common Stock of Microvision, Inc. issued August 9, 2005 to Satellite Strategic Finance Associates, LLC. (7)
4.7	Warrant No. 88 to Purchase Common Stock of Microvision, Inc. issued August 31, 2005 to Omicron Master Trust (8)
4.8	Form of Warrant issued under the Securities Purchase Agreement dated as of November 30, 2005 by and among Microvision, Inc. and the investors listed on the Schedule of Buyers thereto. (9)
4.9	Registration Rights Agreement dated as of May 3, 2006 by and between Microvision, Inc. and Satellite Strategic Finance Associates, LLC.(10)
4.10	Form of Underwriter's Warrant Agreement dated June 5, 2006 by and between Microvision, Inc. and MDB Capital Group, LLC.(11)
4.11

Form of Warrant issued under the Placement Agency Agreement dated as of July 18, 2008 by and between Microvision, Inc. and FTN Securities Corp., as representative of the several placement agents named therein. (13)

10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993.(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993.(1)+
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993.(1)+
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994.(4)
10.5	Microvision, Inc. 2006 Incentive Plan, as amended. (12)*
10.6	Independent Director Stock Option Plan, as amended.(3)*
10.8	Employment Agreement between Microvision, Inc. and Alexander Y. Tokman dated April 7, 2009.(16)
10.9	Lease Agreement between CarrAmerica Reality Operating Partnership, L.P. and Microvision, Inc., dated July 15, 2005.(6)
10.10	Securities Purchase Agreement dated June 22, 2009 by and between the Company and Max Display Enterprises Limited (15)
10.11	Registration Rights Agreement dated June 22, 2009 by and between the Company and Max Display Enterprises Limited(15)
10.12	Warrant No. 120 to Purchase Common Stock of Microvision, Inc. issued June 22, 2009 to Max Display Enterprises Limited(15)
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Principal Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(4) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 5, 2003.

(5) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 14, 2005.

(6) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2005.

(7) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 10, 2005.

(8) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 2, 2005.

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

(13) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 18, 2008.

(14) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2009

(15) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2009

(16) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 2009

+ Subject to confidential treatment.

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.