Form 10-K/A
period 2009-12-31
MICROVISION INC
filed 2010-04-30
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

The number of shares of the registrant's Common Stock outstanding as of April 27, 2010 was 88,723,000.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

Microvision, Inc. is filing this Amendment No. 1 on Form 10K/A (this "Amendment") to amend its Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the "SEC") on March 10, 2010 (the "Original 10-K").

This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. Except for the addition of the Part III information, the updates to the cover page and the filing of related certifications, no other changes have been made to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We seek individuals to serve as directors with established strong professional reputations, sophistication and experience in strategic planning, leadership, business management, innovation and in substantive areas that affect our business such as: technology development; sourcing, manufacturing and operations; financing; finance and accounting; business operations; government contracts; legal and regulatory; and sales and marketing. We believe that each of our current directors possesses the professional and personal qualifications necessary for board service and have highlighted particularly noteworthy attributes for each director in the individual biographies below.

Set forth below are the name, position held and age of each of our directors and executive officers. The principal occupation and recent employment history of each director and executive officer is described below.

Name	Age	Position
Richard A. Cowell (2)(3)*	62	Director
Slade Gorton (1)(3)*	82	Chairman of the Board and Lead Independent Director
Jeanette Horan (1)(2)*	54	Director
Perry Mulligan (2)(3)*	52	Director
Brian Turner (1)(2)*	50	Director
Alexander Tokman	48	Director, President and Chief Executive Officer
Michael L. Fritts	46	Vice President, Global Sales, Marketing and Business Development
Sridhar Madhavan	43	Vice President, Engineering
Thomas M. Walker	45	Vice President, General Counsel and Secretary
Jeff T. Wilson	49	Chief Financial Officer

_______________

*	Independent Director
(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
(3)	Member of the Nominating Committee

Alexander Tokman, age 48, has served as President, Chief Executive Officer and a director of Microvision since January 2006. Mr. Tokman served as Microvision's President and Chief Operating Officer from July 2005 to January 2006. Mr. Tokman, a former GE executive, joined Microvision after a 10-year tenure at GE Healthcare, a subsidiary of General Electric, where he led several global businesses, most recently as General Manager of its Global Molecular Imaging and Radiopharmacy multi-technology business unit from 2003 to 2005. Prior to that, between 1995 and 2003, Mr. Tokman served in various cross- functional and cross-business leadership roles at GE where he led the definition and commercialization of several medical modalities product segments including PET/CT, which added over $500 million of revenue growth to the company within the first three years of its commercial introduction. Mr. Tokman is a certified Six Sigma and Design for Six Sigma (DFSS) Black Belt and Master Black Belt and as one of GE's Six Sigma pioneers, he drove the quality culture change across GE Healthcare in the late 1990s. From November 1989 to March 1995 Mr. Tokman served as new technologies programs lead and a head of I&RD office at Tracor Applied Sciences a subsidiary of then Tracor, Inc. Mr. Tokman has both an M.S. and B.S. in Electrical Engineering from the University of Massachusetts, Dartmouth. As President and Chief Executive Officer of the Company, Mr. Tokman has a deep understanding of the Company and broad executive experience.

Michael L. Fritts, age 46, joined Microvision in February 2010 as Vice President, Global Sales, Marketing and Business Development. Mr. Fritts previously worked for GE Healthcare from 1987 to 2010 where he held various management and other positions. For the past two years, Mr. Fritts served as General Manager of a newly created business segment within the $1.7B Magnetic Resonance Imaging (MRI) Division, leading GE Healthcare's growth in the emerging Interventional MRI market. Mr. Fritts had responsibility for a global team developing new products, establishing partnerships and collaborations, building market awareness, and working extensively with sales and marketing teams around the world to commercialize products. In previous management roles, Mr. Fritts led international and domestic teams that focused on new product development. Mr. Fritts has also led the integration of various acquired companies into GE Healthcare. Mr. Fritts is a certified Six Sigma and Design for Six Sigma (DFSS) Quality Leader, has completed the Executive M.B.A. program at the Kellogg Graduate School of Management at Northwestern University, and received a B.S. in Electrical Engineering from South Dakota School of Mines and Technology.

Sid Madhavan, age 43, joined Microvision in April 2006 and serves as Vice President of Engineering. Madhavan, who worked for GE Healthcare from 1998 to 2006 where he held various management positions and most recently served as an Engineering Subsystem Manager for a $2.1 billion Molecular Imaging and Computer Tomography business, is a certified Six Sigma Black Belt and brings over fifteen years of engineering product development and global management experience. Mr. Madhavan received his B.S. degree in Electronics and Communications from Madurai Kamaraj University in India and his M.S. in Electrical Engineering from Texas A&M.

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

Colonel Richard A. Cowell, USA, (Ret.) has served as a director of the Company since August 1996. Colonel Cowell is a Principal at Booz Allen Hamilton, Inc. ("BAH") where he is involved in advanced concepts development and technology transition, joint and service experimentation, and the interoperability and integration of command and control systems for Department of Defense and other agencies. Prior to joining BAH in March of 1996, Colonel Cowell served in the United States Army for 25 years. Immediately prior to his retirement from the Army, Colonel Cowell served as Director of the Louisiana Maneuvers Task Force reporting directly to the Chief of Staff, Army. Colonel Cowell has authored a number of articles relating to the potential future capabilities of various services and agencies. Colonel Cowell's senior position at BAH with involvement in advanced concepts development and technology transition, leadership in the Army and prior history as a director of the Company have given him extensive experience and expertise in government contracts, financial matters and the Company's business and technology evolvement.

Slade Gorton has served as a director of the Company since September 2003 and currently serves as Chairman of the Board and Lead Independent Director. Mr. Gorton is currently Of Counsel at the law firm of K&L Gates, LLP. Prior to joining the firm, he represented Washington State in the United States Senate for 18 years. Mr. Gorton began his political career in 1958 as a Washington State Representative and went on to serve as State House Majority Leader. Mr. Gorton served as Attorney General of Washington from 1969-1981, and during that time, he argued 14 cases before the United States Supreme Court. After leaving the Senate, Mr. Gorton served as a Commissioner on the National Commission on Terrorist Attacks Upon the United States ("9-11 Commission"); as a member of the National War Powers Commission and is Co-Chairman of the National Transportation Policy Project. Mr. Gorton also served in the U.S. Army, U.S. Air Force, and the U.S. Air Force Reserves. From his positions as an attorney, in business and government, and prior history as a director of the Company, Mr. Gorton brings expertise in legal matters, corporate governance, general leadership and the Company's business and technology evolvement.

Jeanette Horan has served as a director of the Company since June 2006. Ms Horan is currently Vice President, Enterprise Business Transformation for IBM where she leads IBM's transformation to a globally integrated enterprise. Prior to her current position, she was Vice President, Business Process and Architecture Integration from July 2006 to April 2007 where she led IBM's internal business process transformation and information technology portfolio. Prior to this, Ms. Horan was Vice President, Information Management from January 2004 to July 2006 and Vice President Strategy, IBM Software Group from January 2003 to January 2004, where she was responsible for strategic alliances with key platform partners and led strategic and operational planning processes. From May 1998 to December 2002, Ms. Horan was also Vice President, Development for the Lotus brand and led worldwide product management, development and technical support. Ms. Horan has substantial breadth and depth of technology leadership experience and a demonstrated ability to translate novel technologies into products spanning various markets and segments.

Perry Mulligan has served as a director of the Company since January 2010. Mr. Mulligan has over 25 years of experience in operations and supply chain management. Since October 2007, Mr. Mulligan has served as Senior Vice President, Operations for QLogic, where he is responsible for all aspects of the manufacturing and delivery of products to the customer in addition to overall supply chain design and manufacturing strategy. Prior to his current position, Mr. Mulligan was at Solectron from May 2004 to September 2007, where he held the position of Senior Vice President Supply Chain Management and Chief Procurement Officer and was responsible for establishing the overall materials and supply chain strategy. Mr. Mulligan brings extensive experience and knowledge in developing and setting up worldwide manufacturing and sourcing operations and overall supply chain strategy.

Brian Turner has served as a director of the Company since July 2006. Mr. Turner was the Chief Financial Officer of Coinstar Inc. from 2003 until June 2009. Prior to Coinstar, from 2001 to 2003, he served as Senior Vice President of Operations, Chief Financial Officer and Treasurer of Real Networks, Inc., a digital media and technology company. Prior to Real Networks, from 1999 to 2001, Mr. Turner was employed by BSquare Corp., a software company, where he initially served as Senior Vice President of Operations, Chief Financial Officer and Secretary, before being promoted to President and Chief Operating Officer. From 1995 to 1999, Mr. Turner was Chief Financial Officer and Vice President of Administration of Radisys Corp., an embedded software company. Mr. Turner's experience also includes 13 years at PricewaterhouseCoopers LLP where he held several positions including Director, Corporate Finance. Mr. Turner is a director at Motricity, Inc. Mr. Turner brings financing expertise and knowledge of operational finance and accounting to the Board.

Board Meetings and Committees

Our Board of Directors (the "Board of Directors" or the "Board") met nine times during 2009. All directors attended at least 75% of the aggregate meetings of the Board and meetings of the Board committees on which they served. The Board also approved certain actions by unanimous written consent. We have adopted a policy that each of our directors be requested to attend our Annual Meeting each year. All directors attended our Annual Meeting in 2009.

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

In its annual review of director independence, the Board considers all commercial, banking, consulting, legal, accounting, charitable, or other business relationships any director may have with us. As a result of its annual review, the Board has determined that all of the directors, with the exception of Alexander Tokman, are independent (the "Independent Directors"). The Independent Directors are identified by an asterisk in the table above.

The NASDAQ listing standards have both objective tests and a subjective test for determining who is an "independent director." The objective tests state, for example, that a director is not considered independent if he or she is our employee or is a partner in or executive officer of an entity to which we made, or from which we received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenue for that year. The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. None of the non-employee directors were disqualified from "independent" status under the objective tests. In assessing independence under the subjective test, the Board took into account the standards in the objective tests, and reviewed and discussed additional information provided by the directors and us with regard to each director's business and personal activities as they may relate to us and our management. Based on all of the foregoing, as required by NASDAQ rules, the Board made a subjective determination as to each independent director that no relationship exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has not established categorical standards or guidelines to make these subjective determinations, but considers all relevant facts and circumstances.

In addition to the Board-level standards for director independence, the directors who serve on the Audit Committee each satisfy standards established by the Securities and Exchange Commission (the "SEC") providing that to qualify as "independent" for purposes of membership on that Committee, members of audit committees may not accept, directly or indirectly any consulting, advisory, or other compensatory fee from us other than their director compensation.

Board's Role in Risk Oversight

It is management's responsibility to manage risk and bring to the Board's attention risks that are material to the Company. The Board has oversight responsibility of the processes established to report and monitor systems for the most significant risks applicable to the Company. The Board administers its risk oversight role directly and through its committee structure and the committees' regular reports to the Board at Board meetings. The Board reviews strategic, financial and execution risks and exposures associated with the annual plan and multi-year plans, major litigation and other matters that may present material risk to our operations, plans, prospects or reputation; acquisitions and divestitures and senior management succession planning.

Board Expertise and Diversity.

The Nominating Committee seeks to have a Board that represents diversity as to experience, gender, race and ethnicity, but does not have a formal policy with respect to diversity. We seek a Board that reflects a range of talents, ages, skills, viewpoints, professional experience, educational background and expertise to provide sound and prudent guidance with respect to our operations and interests. All of our directors are financially literate, and two members of our Audit Committee are audit committee financial experts.

Board Leadership Structure

Our Board annually elects a Chairman of the Board. The Board has chosen to separate the roles of Chairman and Chief Executive Officer. Mr. Gorton currently serves as Chairman and Lead Independent Director. In this role, among other duties, Mr. Gorton meets with our Chief Executive Officer and with senior officers as necessary, schedules and presides at meetings of the Board, including meetings of the Independent Directors, serves as a liaison between the Board and our management, approves meeting schedules and agendas, and undertakes other responsibilities designated by the Board. The Board believes that the separate roles of Mr. Tokman as Chief Executive Officer and Mr. Gorton as Chairman and Lead Independent Director currently well serve the interests of us and our shareholders. Mr. Tokman can devote his attention to leading the Company and focus on our business strategy. Mr. Gorton provides an appropriate level of independence in the Company's leadership through his review and approval of meeting agendas and his leadership of the Board.

Committees

The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating Committee. The Board of Directors has adopted a written charter for each of these Committees. The full text of each charter is available on our website located at www.microvision.com.

The Audit Committee

The Board has an Audit Committee which assists the Board by monitoring and overseeing: (1) our accounting and financial reporting processes and the audits of our financial statements, (2) the integrity of our financial statements, (3) our compliance with legal and regulatory requirements, and (4) the performance of our internal finance and accounting personnel and our independent auditors. The Audit Committee conducts discussions related to our earnings announcements and periodic filings, as well as numerous other informal meetings and communications among the Chair, various Audit Committee members, the independent auditors and/or members of our management. Messrs. Cowell, Mulligan and Turner and Ms. Horan currently serve on the Audit Committee, with Mr. Cowell serving as Chairman. The Audit Committee met four times during 2009.

Among other matters, the Audit Committee monitors the activities and performance of our external auditors, including the audit scope, external audit fees, auditor independence matters and the extent to which the independent auditor may be retained to perform non-audit services. The Audit Committee and the Board of Directors have ultimate authority and responsibility to select, evaluate and, when appropriate, replace our independent auditor. The Audit Committee also reviews the results of the external audit work with regard to the adequacy and appropriateness of our financial, accounting and internal controls. Management and independent auditor presentations to and discussions with the Audit Committee also cover various topics and events that may have significant financial impact or are the subject of discussions between management and the independent auditor. In addition, the Audit Committee generally oversees our internal financial controls and financial disclosure procedures.

The "audit committee financial experts" designated by the Board are Col. Richard A. Cowell (Ret.) and Brian Turner, each an independent director. Col. Cowell holds a degree in accounting and has served for nine years as Chair of our Audit Committee. During his twenty-five years of service in the United States Army, Col. Cowell oversaw and actively supervised various complex governmental projects that involved government accounting with a breadth and level of complexity comparable to accounting issues raised by our financial statements, including issues relating to estimates, accruals, and reserves. Since retiring from the Army, Col. Cowell has served as a Principal at Booz Allen Hamilton, Inc., where he provides consulting services relating to significant government projects and grants which involve significant and complex accounting issues. Mr. Turner has eight years experience as a chief financial officer of three public companies and has thirteen years of experience in various roles at PricewaterhouseCoopers LLP, including Director, Corporate Finance. Mr. Turner has been actively involved in and has supervised the preparation of financial statements that present a breadth and complexity of issues comparable to accounting issues raised by our financial statements.

The Compensation Committee

The Compensation Committee makes decisions on behalf of, and recommendations to, the Board regarding salaries, incentives and other forms of compensation for directors, officers, and other key employees, and administers policies relating to compensation and benefits. The Compensation Committee also serves as the Plan Administrator for our stock option plans. The Compensation Committee reviewed the relationship between our risk management policies and practices, organizational structure, operating policies, corporate strategy and our compensation programs to confirm that our compensation programs do not encourage unnecessary and excessive risks. The Compensation Committee Report is set forth below on page 11. Messrs. Gorton and Turner and Ms. Horan currently serve as members of the Compensation Committee, with Mr. Turner serving as chairman. The Compensation Committee met four times during 2009.

The Nominating Committee

The Nominating Committee counsels the Board of Directors with respect to Board and Committee structure and membership. In fulfilling its duties, the Nominating Committee, among other things, will:

•	establish criteria for nomination to the Board and its committees, taking into account the composition of the Board as a whole;

•	identify, review, and recommend director candidates for the Board;

•	recommend directors for election at the annual meeting of shareholders and to fill new or vacant positions;

•	establish policies with respect to the process by which our shareholders may recommend candidates to the Nominating Committee for consideration for nomination as a director;

•	assess and monitor, with Board involvement, the performance of the Board; and

•	recommend directors for membership on Board Committees.

Messrs. Cowell, Gorton and Mulligan currently serve as members of the Nominating Committee, with Mr. Gorton serving as Chairman. The Nominating Committee met two times during 2009.

The Nominating Committee will consider recommendations for directorships submitted by shareholders, or groups of shareholders, that have beneficially owned at least 5% of our outstanding shares of common stock for at least one year prior to the date the nominating shareholder submits a candidate for nomination as a director. A nominating shareholder or group of nominating shareholders may submit only one candidate for consideration. Shareholders who wish the Nominating Committee to consider their recommendations for nominees for the position of director should submit their request in writing no later than the 120th calendar day before the anniversary of the date the prior year's annual meeting proxy statement was released to shareholders. Such written requests should be submitted to the Nominating Committee care of the Corporate Secretary, Microvision, Inc., 6222 185th Avenue NE, Redmond, Washington 98052, and must contain the following information:

•

The name, address, and number of shares of common stock beneficially owned by the nominating shareholder and each participant in a nominating shareholder group (including the name and address of all beneficial owners of more than 5% of the equity interests of an nominating shareholder or participant in a nominating shareholder group);

•

A representation that the nominating shareholder, or nominating shareholder group, has been the beneficial owner of more than 5% of our outstanding shares of common stock for at least one year and will continue to beneficially own at least 5% of our outstanding shares of common stock through the date of the annual meeting;

•

A description of all relationships, arrangements, or understandings between or among the nominating shareholder (or any participant in a nominating shareholder group) and the candidate or any other person or entity regarding the candidate, including the name of such person or entity;

•

All information regarding the candidate that we would be required to disclose in a proxy statement filed pursuant to the rules and regulations of the SEC with respect to a meeting at which the candidate would stand for election;

•

Confirmation that the candidate is independent, with respect to the Company, under the independence requirements established by us, the SEC, and NASDAQ listing requirements, or, if the candidate is not independent with respect to the Company under all such criteria, a description of the reasons why the candidate is not independent;

•	The consent of the candidate to be named as a nominee and to serve as a member of the Board if nominated and elected;

•

A representation signed by the candidate that if elected he or she will: (1) represent all shareholders of the Company in accordance with applicable laws, and our certificate of incorporation, by-laws, and other policies; (2) comply with all rules, policies, or requirements generally applicable to non-employee directors; and (3) upon request, complete and sign customary Directors and Officers Questionnaires.

In its assessment of each potential candidate, the Nominating Committee will review the nominee's judgment, experience, independence, understanding of our or other related industries and such other factors the Nominating Committee determines are pertinent in light of the current needs of the Board. The Nominating Committee will also take into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities.

Nominees may be suggested by directors, members of management, and, as described above, by shareholders. In identifying and considering candidates for nomination to the Board, the Nominating Committee considers, in addition to the requirements set out in the Nominating Committee charter, quality of experience, our needs and the range of talent and experience represented on the Board.

Shareholder Communication with the Board of Directors

We have adopted written procedures establishing a process by which our shareholders can communicate with the Board of Directors regarding various topics related to the Company. A shareholder desiring to communicate with the Board, or any individual director, should send his or her written message to the Board of Directors (or the applicable director or directors) care of the Corporate Secretary, Microvision, Inc., 6222 185th Avenue NE, Redmond, Washington 98052. Each submission will be forwarded, without editing or alteration, by the Secretary to the Board, or the applicable director or directors, on or prior to the next scheduled meeting of the Board. The Board will determine the method by which such submission will be reviewed and considered. The Board may also request the submitting shareholder to furnish additional information it may reasonably require or deem necessary to sufficiently review and consider the submission of such shareholder.

Compensation Committee Interlocks And Insider Participation

All members of the Compensation Committee during 2009 were independent directors, and none of them were our employees or former employees. During 2009, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on the Compensation Committee or Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our directors, executive officers, and greater-than 10% shareholders file reports with the SEC relating to their initial beneficial ownership of our securities and any subsequent changes. They must also provide us with copies of the reports.

Based solely on a review of the copies of such forms in our possession, and on written representations from reporting persons, we believe that all of these reporting persons complied with their filing requirements during 2009.

Code of Ethics

We have adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and general counsel, known as the Code of Ethics for Microvision Executives. We have also adopted a code of conduct applicable to our directors, officers, and employees, known as the Code of Conduct. The Code of Ethics for Microvision Executives and the Code of Conduct are available on our website. In the event that we amend or waive any of the provisions of the Code of Ethics for Microvision Executives applicable to our principal executive officer, principal financial officer, and principal accounting officer, we intend to disclose the same on our website at www.microvision.com.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Executive Compensation Objectives

The Company's executive compensation program is designed to attract, retain, motivate and recognize high performance executive officers. The Compensation Committee is responsible for and oversees the Company's compensation program. The Company's philosophy is to provide compensation programs that incentivize and reward both the short and long-term performance of the executive officers relative to the Company's performance. Thus, the Compensation Committee utilizes compensation components that measure overall Company performance, including performance against the Company's annual strategic operating plan. In addition, the Compensation Committee seeks to align the interests of the Company's executive officers with its shareholders.

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

In November 2007, the Compensation Committee retained an independent compensation consultant. The consultant was tasked with examining the compensation of the named executive officers and providing an analysis of that compensation relative to other companies. The consultant studied data from the proxy statements of a select group of publicly-traded companies and from nationally recognized surveys. Data from these two sources was equally weighted in determining the median market levels of compensation. The Company's peer group was selected based on input from the Compensation Committee and senior management. In selecting the Company's peer group, the Compensation Committee and senior management considered companies that were at a similar business stage and companies that were of a similar size in the high-technology and general industries in which the Company operates. In providing its report to the Compensation Committee, the consultant also took into account that information for the Company's peer group was reported as of different dates for different companies. The companies comprising the Company's peer group were 3D Systems Corporation, Arrowhead Research Corporation, eMagin Corporation, Excel Technology, Inc., Hoku Scientific, Inc., Immersion Corporation, Keithley Instruments, Inc., Mechanical Technology Inc., MoSys, Inc., Phoenix Technologies Ltd., ThermoGenesis Corp., Universal Display Corporation, and Zygo Corp. Data from these companies was compiled and averaged over a three-year period. Since proxy data is not job specific (i.e., various positions could be represented among the named executive officers), job specific data from nationally recognized surveys was also used. The nationally recognized published surveys utilized were the Aon Executive Compensation Survey, Economic Research Institute Executive Assessor, Culpepper Technology Executive Pay Report, Mercer Executive Compensation Survey, and Watson Wyatt Top Management Compensation Survey. For determining 2009 compensation, no independent compensation consultant was retained by the Company or the Compensation Committee.

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

Salaries for 2008 were based on the compensation objectives mentioned above and, in the case of Alexander Tokman, his employment agreement. Although no changes were made in the Company's overall compensation philosophy, the Company took measures to control costs in 2009, which included holding our executives' salaries consistent with 2008 levels. Mr. Tokman's employment agreement provided for a base salary increase for 2009 of 5%. In order to conserve cash, Mr. Tokman agreed to accept an award of 14,000 shares of stock in lieu of such base salary increase. Accordingly, 2009 base salaries for Messrs. Tokman, Wilson, Walker, Madhavan and Brown were $347,288, $204,000, $229,288, $202,460, and $180,000, respectively.

Incentive Bonus. The Compensation Committee believes that a portion of an executive officer's total compensation, an incentive bonus, should be based on the Company's performance. The Compensation Committee believes that structuring a significant portion of each executive officer's annual cash compensation as an incentive bonus, and the contingent nature of that compensation, induces an executive officer to execute on both the short and long-term goals of the Company. It has structured the executive compensation program to reflect this philosophy by creating an incentive bonus framework that translates Company performance into incentive bonuses.

Each of the named executive officers is eligible for an annual incentive bonus. The amount of the bonus depends generally on the level of Company performance, with a target set as a percentage of base salary. The Compensation Committee approves the target bonus percentages and the actual bonus awards for all executive officers, except the Chief Executive Officer. The Compensation Committee makes a recommendation to the full Board regarding the Chief Executive Officer. As Mr. Brown was no longer an executive officer of the Company at the time of determination of bonus payments for 2009, his bonus was determined by the Chief Executive Officer. Target bonus percentages are set to be approximately at the median of the Company's peer group.

In 2009, the Compensation Committee approved 40% as a target bonus award (as a percentage of base salary) for the named executive officers other than the Chief Executive Officer. In 2009, the Compensation Committee recommended to the Board, and the Board approved, 65% as a target bonus award (as a percentage of base salary) for the Chief Executive Officer. The amount of the bonus actually awarded to executives is determined solely in the discretion of the Compensation Committee for all executive officers, except the Chief Executive Officer. The Compensation Committee makes a recommendation to the full Board regarding the Chief Executive Officer. In determining bonus amounts to be paid and recommended for 2009, the Compensation Committee evaluated factors such as overall Company performance, financial performance, advancements in the Company's technology, and team performance. This determination also included the evaluation of performance against the following business objectives set forth in the Company's 2009 operating plan:  (1) maturing the Company's PicoP platform for product launch; (2) delivering on PicoP programs other than mobile device products; (3) achieving revenue, balance sheet and other financial targets; and (4) improving the effectiveness and culture of the organization.

Using its discretionary authority, the Compensation Committee recommended to the Board, and the Board approved, an incentive bonus for Alexander Tokman of $245,700. The Compensation Committee awarded Jeff Wilson, Thomas Walker, and Sridhar Madhavan bonuses of $81,600, $91,700 and $81,000 respectively. The Chief Executive Officer awarded Ian Brown a bonus of $36,000. Due to poor ecomonimc conditions and in order to reduce the cash needs of the Company, with respect to the Chief Executive Officer, the Compensation Committee recommended to the Board, and the Board approved paying 54% of the incentive bonus in cash with the remainder paid in stock options. With respect to each of the other executive officers, as well as Mr. Brown, the Compensation Committee approved, paying the incentive bonus half in cash and the other half in stock options. The options were valued for this purpose at $2.40 per option and had an exercise price equal to the closing market price of the Company's common stock on the NASDAQ Global Market on the grant date. The options were fully vested upon grant with a ten year term.

Equity Awards. The Compensation Committee believes that equity participation is a key component of the Company's executive compensation program. Equity awards are designed to attract and retain executive officers and to motivate them to enhance shareholder value by aligning the financial interests of executive officers with those of shareholders. Each year the Compensation Committee reviews the size and composition of the equity grants to ensure that they are aligned with the Company's compensation philosophy of compensating executives at the median of the Company's peer group. Similar to base salary, a review of equity award levels is conducted to ensure that a named executive officer's equity compensation comports with the Compensation Committee's overall philosophy and objectives and is competitive with the Company's peer group.

Stock options and restricted stock units awarded to the named executive officers in 2009 were granted under, and subject to, the 2006 Incentive Plan. The stock options typically vest 25% upon the first anniversary of the date of grant and 25% upon each subsequent anniversary. The option awards expire 10 years from the date of grant, and optionees who terminate their service after vesting have a limited time to exercise their options (typically three to twelve months). The options also contain a provision for acceleration of exercisability of all unvested options in the event of a change in control of the Company that does not result in an assumption, substitution or pay off of such awards by the acquiring company. The restricted stock units have three-year cliff vesting, which is tied to continued employment. The exercise price of the options is the closing sale price of the Company's common stock on the NASDAQ Global Market on the date of the grant.

The Compensation Committee's practice is to make annual equity awards as part of its overall philosophy of performance-based compensation. Restricted stock and stock options are awarded by the Compensation Committee to executive officers based on a philosophy of providing equity incentives at the median of the Company's peer group. In 2009, the value of the long-term incentive award was split 70% stock options and 30% restricted stock units.

In 2009, the Compensation Committee approved 45% (as a percentage of base salary) for the level of equity awards to the named executive officers other than the Chief Executive Officer. The Committee recommended to the Board, and the Board approved, 110% (as a percentage of base salary) for the level of equity awarded to the Chief Executive Officer. The percentages were used to determine a total dollar value. Stock options were valued at $2.00 and restricted stock units were valued using the grant price. Those values were then utilized to calculate the respective number of shares of options and restricted stock units to award to an executive.

In 2009, Mr. Tokman was awarded 203,707 stock options, 70,000 of which were granted in lieu of Mr. Tokman's 2008 cash bonus. Jeff Wilson, Thomas Walker, Sridhar Madhavan and Ian Brown were awarded 57,430, 64,563, 56,985 and 50,650 stock options, respectively, including, 25,300, 28,450, 25,100, and 22,300 stock options granted in lieu of 2008 cash bonuses for Mr. Wilson, Mr. Walker, Mr. Madhavan and Mr. Brown, respectively. In 2009, Mr. Tokman was awarded 236,303 restricted stock units, 14,000 of which were in lieu of a contractual base salary increase and vested in 2009 and 110,000 of which were granted pursuant to the terms of Mr. Tokman's Employment Agreement and vest based on meeting service and performance criteria awards. In 2009, Mr. Wilson, Mr. Walker, Mr. Madhavan and Mr. Brown were awarded 13,770, 15,477, 13,665 and 12,150 restricted stock units, respectively.

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

Processes and Procedures

Role of the Compensation Committee and the Chief Executive Officer in the Compensation Process. The Chief Executive Officer, with the assistance and support of the human resources department, provides recommendations regarding the compensation of the executive officers, including himself. The Compensation Committee considers these recommendations and consults with the Chief Executive Officer as to his recommendations for the executive officers. The Compensation Committee considers the Chief Executive Officer's recommendations, together with the Compensation Committee's philosophy, objectives and market data in approving these recommendations. The Compensation Committee makes a recommendation on the Chief Executive Officer's compensation to the full Board of Directors, who then has the authority to approve it.

Role of Compensation Consultants in the Compensation Process. The Compensation Committee's charter provides the Compensation Committee with the authority to retain a compensation consulting firm in its discretion. However, no independent compensation consultant was retained by the Company or the Compensation Committee in connection with determining 2009 compensation.

Compensation Committee Report

The Compensation Committee has reviewed and discussed this Compensation Discussion and Analysis with management. Based on the review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this report for filing with the Securities and Exchange Commission.

Compensation Committee

Slade Gorton
Jeanette Horan
Brian Turner (Chairman)

Summary Compensation Table for 2009

This table shows certain information about the compensation we paid our Chief Executive Officer, our Chief Financial Officer and each of our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2009. These officers are referred to as named executive officers.

                                                                                            Non-Equity
                                                                                             Incentive
                                                                      Stock       Option       Plan      All Other
Name and                        Fiscal      Salary       Bonus        Awards      Awards   Compensation Compensation    Total
Principal Position               Year        ($)          ($)        ($) (1)      ($) (1)     ($) (2)   ($) (3) (4)      ($)
------------------------------ --------- ------------ ------------ ------------ ----------- ----------- ------------ -----------
Alexander Y. Tokman              2009        347,288           --      364,344     239,559     245,700        7,350   1,204,241
President and Chief Executive    2008        347,288           --      141,514     278,442     140,000        6,900     914,144
Officer and Director             2007        330,750           --           --     619,634     236,500       45,511   1,232,395

Jeff T. Wilson                   2009        203,804           --       25,612      67,538      81,600        3,564     382,118
Chief Financial Officer          2008        203,030           --       34,480      78,697      50,600        6,900     373,707
                                 2007        195,892           --           --     309,067      86,700        1,970     593,629

Thomas M. Walker                 2009        229,288           --       28,787      75,926      91,700        6,244     431,945
Vice President, General Counsel  2008        227,907           --       38,662      88,236      56,900        5,854     417,559
and Secretary                    2007        205,033           --           --     310,199      97,200        5,845     618,277

Sridhar Madhavan                 2009        202,460           --       25,417      67,014      81,000        6,083     381,974
Vice President,                  2008        200,500           --       33,430      76,279      50,200        5,835     366,244
Engineering                      2007        188,334           --           --     235,504      84,000       38,851     546,689

Ian D. Brown                     2009        180,000           --       22,599      59,564      36,000        5,400     303,563
Vice President,                  2008        178,333           --       29,757      67,908      44,600        6,460     327,058
Sales and Marketing              2007        170,000           --           --     134,410      74,800        7,498     386,708

_______________

(1)	Reflects the fair value of stock and option awards on the grant date in accordance with FASB ASC Topic 718.

(2)

Reflects the total amounts awarded under the annual incentive plan during fiscal 2007, 2008 and 2009, which are discussed in more detail under the heading "Incentive Bonus" in the Compensation Discussion and Analysis above. Amounts awarded for each year were paid following the Compensation Committee's review of performance targets under the plan. One-half of the amounts earned with respect to 2007 were paid in cash to participants on March 25, 2008 and one-half of the amounts were paid in additional stock options of the Company - Alexander Tokman, Jeff Wilson, Thomas Walker, Sridhar Madhavan and Ian Brown were awarded 68,750, 25,203, 28,256, 24,419 and 21,744 stock options, respectively. Total amounts earned with respect to 2008 were paid in stock options of the Company to participants on April 23, 2009 - Alexander Tokman, Jeff Wilson, Thomas Walker, Sridhar Madhavan and Ian Brown were awarded 70,000, 25,300, 28,450, 25,100 and 22,300 stock options, respectively. One-half of the amounts earned with respect to 2009 will be paid in cash and one-half of the amounts were paid in additional stock options of the Company, except for Alexander Tokman who will receive 54% of the amount earned with respect to 2009 in cash and the remainder in additional stock options of the Company. Alexander Tokman, Jeff Wilson, Thomas Walker, Sridhar Madhavan and Ian Brown were awarded 47,021, 17,000, 19,104, 16,875, and 7,500 stock options respectively.

(3)

Perquisites and other personal benefits are valued on an aggregate incremental cost basis. All figures shown below in footnote 4 represent the direct dollar cost incurred in providing these perquisites and other personal benefits to the named executive officers.

(4)

All Other Compensation includes $26,898 and $22,277 for Mr. Tokman and Mr. Madhavan, respectively, of perquisites and other personal benefits in 2007. The table below shows all other amounts under All Other Compensation for fiscal 2007, 2008 and 2009:

                                           Amounts      Employer
                                          reimbursed  contribution
Name and                        Fiscal   for payment   to 401(k)
Principal Position               Year      of taxes   account (1)
------------------------------ --------- ------------ ------------
Alexander Y. Tokman              2009             --        7,350
                                 2008             --        6,900
                                 2007         11,863        6,750

Jeff T. Wilson                   2009             --        3,564
                                 2008             --        6,900
                                 2007             --        1,970

Thomas M. Walker                 2009             --        6,244
                                 2008             --        5,854
                                 2007             --        5,845

Sridhar Madhavan                 2009             --        6,083
                                 2008             --        5,835
                                 2007         10,717        5,857

Ian D. Brown                     2009             --        5,400
                                 2008             --        6,460
                                 2007          1,888        5,610

_______________

(1)	This column represents the amount of matching contributions made to our qualified 401(k) retirement plan for each of our named executive officers.

Grants of Plan-Based Awards During 2009

The following table shows grants of plan based awards to our named executive officers in 2009.

                                  Estimated        All Other    All Other
                                   Possible          Stock        Option                  Grant Date
                                Payments Under      Awards:      Awards:      Exercise    Fair Value
                                  Non-Equity       Number of    Number of     or Base      Of Stock
                                Incentive Plan     Shares of    Securities    Price of       and
                                    Awards           Stock      Underlying     Option       Option
                      Grant         Target          or Units     Options       Awards       Awards
Name                   Date          ($)              (#)        (#) (6)     ($/Sh) (1)    ($) (2)
------------------ ------------ --------------    ------------ ------------ ------------ ------------
Alexander Y. Tokman 04/07/2009                  3      14,000                                 20,160
                    04/07/2009                  4     110,000                                158,400
                    04/23/2009                  5     112,303      203,707         1.86      425,343
                    04/23/2009        225,737

Jeff T. Wilson      04/23/2009                  5      13,770       57,430         1.86       93,150
                    04/23/2009         81,600

Thomas M. Walker    04/23/2009                  5      15,477       64,563         1.86      104,713
                    04/23/2009         91,715

Sridhar Madhavan    04/23/2009                  5      13,665       56,985         1.86       92,431
                    04/23/2009         80,984

Ian D. Brown        04/23/2009                  5      12,150       50,650         1.86       82,163
                    04/23/2009         72,000

_______________

(1)	All option awards were granted with an exercise price equal to the closing price of our common stock on the NASDAQ Global Market on the date of grant.

(2)	Reflects the fair value of option and stock awards on the date of grant in accordance with FASB ASC Topic 718.

(3)

Mr. Tokman was awarded 14,000 shares of common stock in lieu of a contractual cash salary increase for 2009, under the terms of his prior Employment Agreement effective July 18, 2005. This award vested 25% on each of April 30, 2009, June 30, 2009, September 30, 2009, and December 31, 2009.

(4)

This award was granted under Mr. Tokman's current Employment Agreement effective April 7, 2009. This award vests based on satisfying both service and performance conditions. The award will vest on the later of the third anniversary of the date of grant or the first day thereafter that Mr. Tokman is not in a closed window under our insider trading policy, based on the Company achieving the following specified performance milestones: 55,000 shares are scheduled to vest based on Mr. Tokman's achievement of one operational milestone; another 55,000 shares will vest if one additional operational milestone is achieved by December 31, 2010. Shares that do not vest will be cancelled.

(5)

Mr. Tokman was awarded 55,000 shares of stock which vests on the later of the third anniversary of the date of grant or the first day thereafter that Mr. Tokman is not in a closed window under our insider trading policy. In addition, Messrs. Tokman, Wilson, Walker, Madhavan, and Brown were awarded 57,303, 13,770, 15,477, 13,665, and 12,150 shares of stock which vest on the third anniversary of the date of grant.

(6)

Messrs. Tokman, Wilson, Walker, Madhavan, and Brown were awarded 70,000, 25,300, 28,450, 25,100, and 22,300 stock options, respectively, fully vested upon date of grant with ten year terms, in lieu of the Incentive Bonus amounts earned with respect to 2008. The remaining option awards vest 25% in annual installments beginning on the first anniversary of the date of grant and expire ten years after the date of grant.

Outstanding Equity Awards at Year-End 2009

The following table shows outstanding equity awards for our named executive officers as of December 31, 2009.

                                     Option Awards                                  Stock Awards
                     ------------------------------------------------------ ----------------------------
                         Number of     Number of
                         Securities    Securities                                           Market Value
                         Underlying    Underlying                               Number of   of Shares of
                        Unexercised   Unexercised    Option       Option    Shares of Stock  Stock That
                        Options (#)   Options (#)    Exercise   Expiration     That Have Not  Have Not
Name                    Exercisable  Unexercisable  Price ($)      Date         Vested (#)   Vested ($)
-------------------- --------------- -------------- ---------- ------------ --------------- ------------
Alexander Y. Tokman   1     300,000             --       2.77   07/07/2015
                      2     285,000         95,000       3.43   04/13/2016
                      2     225,000         75,000       4.46   04/13/2016
                      2     107,876        107,874       4.39   04/19/2017
                      2      37,018        111,053       2.23   03/25/2018   5      63,459         2.23
                      4      68,750             --       2.23   03/25/2018   5      57,303         1.86
                      2          --        133,707       1.86   04/23/2019   6      55,000         1.44
                      4      70,000             --       1.86   04/23/2019   7     110,000         1.44

Jeff T. Wilson        3       7,510             --       2.77   10/24/2011
                      3      24,500             --       2.77   04/01/2012
                      3      78,629             --       2.77   06/13/2013
                      2       7,500          2,500       3.43   04/05/2016
                      2      53,808         53,806       4.39   04/19/2017
                      2       9,020         27,058       2.23   03/25/2018
                      4      25,203             --       2.23   03/25/2018
                      2          --         32,130       1.86   04/23/2019   5      15,462         2.23
                      4      25,300             --       1.86   04/23/2019   5      13,770         1.86

Thomas M. Walker      3     120,000             --       2.77   05/07/2012
                      2      30,000         10,000       3.43   04/05/2016
                      2      54,004         54,004       4.39   04/19/2017
                      2      10,113         30,340       2.23   03/25/2018
                      4      28,256             --       2.23   03/25/2018
                      2          --         36,113       1.86   04/23/2019   5      17,337         2.23
                      4      28,450             --       1.86   04/23/2019   5      15,477         1.86

Sridhar Madhavan      2      30,000         10,000       3.43   05/12/2016
                      2      41,000         41,000       4.39   04/19/2017
                      2       8,745         26,234       2.23   03/25/2018
                      4      24,419             --       2.23   03/25/2018
                      2          --         31,885       1.86   04/23/2019   5      14,991         2.23
                      4      25,100             --       1.86   04/23/2019   5      13,665         1.86

Ian D. Brown          2      37,500         12,500       3.43   05/12/2016
                      2      23,400         23,400       4.39   04/19/2017
                      2       7,784         23,352       2.23   03/25/2018
                      4      21,744             --       2.23   03/25/2018
                      2          --         28,350       1.86   04/23/2019   5      13,344         2.23
                      4      22,300             --       1.86   04/23/2019   5      12,150         1.86

_______________

(1)	The indicated option vested 20% on the grant date and 20% on each subsequent annual anniversary of the grant date.

(2)	The indicated option vests 25% on each anniversary of the grant date.

(3)	The indicated options vested 25% on the grant date and 25% on each subsequent anniversary of the grant date.

(4)	The indicated options vested 100% on the date of grant.

(5)	The indicated stock awards vest 100% on the third anniversary of the date of grant.

(6)

The indicated stock award vests 100% the later of the third anniversary of the date of grant or the first day thereafter that the officer is not in a closed window period under our insider trading policy.

(7)

The indicated stock award vests based on satisfying both service and performance conditions. The award will vest on the later of the third anniversary of the date of grant or the first day thereafter that the officer is not in a closed window under our insider trading policy, based on the Company achieving the following specified performance milestones: 55,000 shares are scheduled to vest on April 7, 2012 based on the prior achievement of an operational milestone; another 55,000 shares will vest on April 7, 2012 if an additional operational milestone is achieved by December 31, 2010. Shares that do not vest will be cancelled.

Option Exercises and Stock Vested During 2009

None of our named executive officers exercised stock options during 2009. The following table shows the number of stock awards that vested and the fair value realized by our named executive officers during 2009.

                                Stock Awards
                  ----------------------------------------
                     Number of Shares     Value Realized
                   Acquired on Vesting      on Vesting
      Name                 (#)                 ($)
----------------- --------------------- ------------------
Alexander Y. Tokman        14,000              47,600
Jeff T. Wilson               --                 --
Thomas M. Walker             --                 --
Sridhar Madhavan             --                 --
Ian D. Brown                 --                 --

Potential Payments upon Termination or Change in Control

All of our named executive officers, except for Alexander Tokman, are employed at will and do not have employment agreements. Mr. Tokman's employment agreement is summarized below. Under the 2006 Incentive Plan, 100% of each of the named executive officers' options which have not been exercised will become fully vested and immediately exercisable upon a change of control of the Company that does not result in an assumption, substitution or pay off of such award by the acquiring company. In addition, 100% of each named executive officers restricted stock units will become fully vested upon a change of control of the Company.

The following table sets forth aggregate estimated payment obligations to each of our named executive officers assuming a termination without cause, or a change in control, occurred on December 31, 2009.

                                                         Payments Due in Connection
                         Payments Due in Connection       with a Change of Control
                            with a Termination of            and Termination of
                         Employment without Cause or     Employment without Cause or     Payments Due in Connection
Name                           for Good Reason                 for Good Reason             with Change in Control
---------------------- ------------------------------- ------------------------------- -------------------------------
Alexander Y. Tokman                           731,668                       2,404,191                       1,496,533
Jeff T. Wilson                                     --                              --                         269,758
Thomas M. Walker                                   --                              --                         301,184
Sridhar Madhavan                                   --                              --                         221,324
Ian D. Brown                                       --                              --                         196,875

_______________

(1)	We used the following assumptions to calculate these payments:

•

We included the estimated intrinsic value of accelerating any award of stock options or awards that are accelerated upon a change in control. In the case of a change in control, we assumed that all such awards would be cashed out at closing using the closing price of our common stock on the NASDAQ Global Market on December 31, 2009, which was $3.17 per share. See the table titled 'Outstanding Equity Awards at Fiscal Year-End 2009' for information regarding unvested equity awards.

Employment Agreement

Payment upon Termination. Under Mr. Tokman's employment agreement with the Company dated April 7, 2009, if he dies, becomes disabled, retires, terminates his employment other than for "good reason" or is terminated by us for "cause," he will be provided his earned but unpaid base salary, earned but unused vacation time, any bonus compensation for the prior year which is unpaid on the date of termination to the extent bonuses are paid to other officers, 18 months of certain group and medical benefits for Mr. Tokman's family and any business expenses which have not yet been reimbursed by us. If we terminate him "other than for cause," or if he terminates his employment for "good reason," he will receive, in addition to the amounts listed in the foregoing sentence, his base salary for 18 months following the date of his termination, plus an amount equal to his target bonus for the year prior to the termination, and we will continue to pay certain group medical and dental expenses in that 18-month period. We do not accelerate the vesting of equity incentives for our executive officers in the event of a termination of employment. In the event of a change in control of the Company, all unvested stock options vest upon the change in control if the change in control does not result in an assumption, substitution or pay off of such award by the acquiring company, and the Compensation Committee has the discretion to remove the vesting restrictions on all unvested restricted shares.

In determining whether a termination occurred with or without "cause," "cause" is deemed to exist under Mr. Tokman's employment agreement when there is a repeated willful failure to perform or gross negligence in the performance of his duties; fraud, embezzlement or other dishonesty with respect to us; a material breach of his obligations of confidentiality, non-competition, or non-solicitation against us; or commission of a felony or other crime involving moral turpitude.

In determining whether Mr. Tokman has "good reason" to terminate his employment, "good reason" is deemed to exist when: we have failed to continue him in a certain position; there is a substantial diminution in the nature and scope of his responsibilities; there is a material failure of us to provide him with base salary and benefits, excluding an inadvertent failure which is cured within a certain time period; or his office is relocated more than thirty-five miles from the then-current location of our principal offices without his consent. Mr. Tokman may only terminate his employment for good reason if he (a) gives notice to us within ninety (90) days of the initial occurrence of the event or condition constituting good reason, setting forth in reasonable detail the nature of such good reason; (b) we fail to cure within thirty (30) days following such notice; and (c) Mr. Tokman terminates his employment within thirty (30) days following the end of the thirty (30)-day cure period (if we fail to cure).

Payment upon a Change in Control. In the event of a change of control and the termination of Mr. Tokman's employment "other than for cause" by us within two years following a change of control or if Mr. Tokman terminates his employment for "good reason" within six months following a change of control, we must pay Mr. Tokman an amount equal to two times the sum of one year of base salary plus a payment equal to his target bonus. The foregoing amount will be paid in a single lump sum. We must also pay the full cost of Mr. Tokman's continued participation in our group health and dental plans for two years or, if less, for so long as he remains entitled to continue such participation under applicable law. In addition, 100% of his options, restricted stock or other equity awards which have not been exercised and have not expired or been surrendered or cancelled, will become exercisable in accordance with the applicable award agreement.

Our obligation to pay the severance amounts mentioned in this "Payments upon a Termination or Change in Control" section is subject to Mr. Tokman signing an employee release. Also, Mr. Tokman must comply with certain confidential information and assignment of intellectual property obligations. Further, Mr. Tokman is subject to a non-compete and non-solicit obligation for 12 months following his termination.

Director Compensation for 2009

The following table provides information concerning our non-employee directors during 2009. Alexander Tokman was not paid additional compensation for his service as director and his compensation is fully reflected in the other tables contained in this report.

                       Fees Earned
                     or Paid in Cash   Option Awards      Total
Name                       ($)          ($) (1) (2)        ($)
------------------- ----------------- ---------------- ------------
Richard A. Cowell             48,000           40,004       88,004
Slade Gorton                  50,000           40,004       90,004
Jeanette Horan                48,000           40,004       88,004
Marc Onetto  (4)               8,000               --        8,000
Brian Turner                  51,000           40,004       91,004

(1)	Reflects the fair value of option awards on the grant date in accordance with FASB ASC Topic 718

(2)	The following table shows the number of outstanding shares underlying option and stock awards for each of our non-employee directors as of December 31, 2009:

                    Outstanding      Outstanding
                         Option            Stock
                         Awards            Awards
Name                       (#)            (#) (3)
------------------- ----------------- ----------------
Richard A. Cowell            153,867            7,092
Slade Gorton                 120,000            7,092
Jeanette Horan                90,000            7,092
Marc Onetto  (4)              75,000            7,092
Brian Turner                  90,000            7,092

(3)	The indicated awards represent one-half of each non-employee directors' annual fee for 2008, which was paid in shares of common stock.

(4)	Marc Onetto did not stand for reelection in 2009 and was not a director of the Company as of December 31, 2009.

Each non-employee director is granted a nonstatutory option to purchase 15,000 shares of common stock on the date on which he or she is first elected or appointed to the Board of Directors. These options are fully vested and immediately exercisable upon the date of grant. Each non-employee director also receives, upon his or her initial appointment or election and upon each subsequent reelection to the Board of Directors, an option to purchase 15,000 shares that will vest in full on the earlier of (i) the day prior to the date of our annual meeting of shareholders next following the date of grant, or (ii) one year from the date of grant, provided the non-employee director continues to serve as a director on the vesting date. If a non-employee director ceases to be a director for any reason other than death or disability before his or her term expires, then any outstanding unvested options issued to such Independent Director will be forfeited. Options vested as of the date of termination for any reason other than death or disability are exercisable through the date of expiration. The exercise price for each option is equal to the closing price of our common stock as reported on the NASDAQ Global Market on the date of grant. The options generally expire on the tenth anniversary of the date of grant.

In addition, each non-employee director generally receives the following cash compensation for his or her service as a director:

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

Mr. Mulligan, who joined our Board as a non-employee director in January 2010, did not receive an option award or other compensation upon joining the Board and is not currently being compensated for his services as a director. All directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table shows as of April 27, 2010, the number of shares of our common stock owned beneficially by our directors and nominees, the named executive officers, and all directors and executive officers as a group and each persons known by us to own beneficially more than 5% of our outstanding common stock.

                                                                     Number of       Percent of
Name of Beneficial Owner                                             Shares(1)    Common Stock(2)
------------------------------------------------------------------- ------------ ------------------
Alexander Y. Tokman (3)                                               1,477,548                1.6%

Jeff T. Wilson (4)                                                      295,827                 *

Thomas M. Walker (5)                                                    354,070                 *

Sridhar Madhavan (6)                                                    196,855                 *

Ian D. Brown (7)                                                        162,300                 *

Richard A. Cowell (8)                                                   165,659                 *

Slade Gorton (9)                                                        129,092                 *

Jeanette Horan (10)                                                      97,092                 *

Perry Mulligan (11)                                                      11,638                 *

Brian Turner (12)                                                        97,092                 *

Max Display Enterprises Limited (13)                                 10,095,299               11.1%

All executive officers and directors as a group (11 persons) (14)     2,987,173                3.3%

_______________

*	Less than 1% of the outstanding shares of common stock.

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants that are currently exercisable or convertible or may be exercised or converted within sixty days are deemed to be outstanding and to be beneficially owned by the person holding these options or warrants for the purpose of computing the number of shares beneficially owned and the percentage of ownership of the person holding these securities, but are not outstanding for the purpose of computing the percentage ownership of any other person or entity. Subject to community property laws where applicable, and except as otherwise noted, we believe that each shareholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned thereby.

(2)	Percentage of common stock is based on 88,723,000 shares of common stock outstanding as of April 27, 2010.

(3)	Includes 1,435,048 shares issuable upon exercise of options.

(4)	Includes 294,927 shares issuable upon exercise of options.

(5)	Includes 346,070 shares issuable upon exercise of options.

(6)	Includes 193,355 shares issuable upon exercise of options.

(7)	Includes 159,300 shares issuable upon exercise of options.

(8)	Includes 148,867 shares issuable upon exercise of options.

(9)	Includes 120,000 shares issuable upon exercise of options.

(10)	Includes 90,000 shares issuable upon exercise of options.

(11)	Includes 11,638 shares issuable upon exercise of options.

(12)	Includes 90,000 shares issuable upon exercise of options.

(13)	Based on information set forth in a Form 3 filed with the SEC on June 30, 2009 by Max Display Enterprises Limited and Walsin Lihwa. Includes 2,019,060 shares issuable upon exercise of warrants.

(14)	Includes 2,889,205 shares issuable upon exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Under the Code of Conduct adopted by us, officers, directors and employees must avoid even the appearance of a conflict of interest. Under the Code of Ethics for Microvision Executives we have adopted, our chief executive officer, chief financial officer and other senior operating and financial executives must report any material transaction or relationship that reasonably could be expected to give rise to a conflict of interest. We also review questionnaires completed by all directors and executive officers for potential "related-person transactions" between us and related persons. The Board's Audit Committee is responsible for review, approval, or ratification of related-person transactions. The Audit Committee determines whether the related person has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent auditors, PricewaterhouseCoopers LLP, billed the following fees to us for audit and other services for the fiscal years 2009 and 2008:

Audit Fees

The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $414,100 for the year ended December 31, 2009 and were $529,280 for the year ended December 31, 2008.

Audit Related Fees

There were no fees for audit related services in 2009 or 2008.

Tax Fees

Fees for tax services, including federal and state tax compliance, tax advice and tax planning, totaled $0 in 2009 and $1,732 in 2008.

All Other Fees

Fees for all other services not described above totaled $1,500 in each of 2009 and 2008 for a subscription to an online accounting research tool.

The Audit Committee has considered whether the provision of services under the heading "All Other Fees" is compatible with maintaining the accountants' independence and has determined that it is consistent with such independence.

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

The Audit Committee evaluates whether our use of the independent auditors for permitted non-audit services is compatible with maintaining the independence of the independent auditors. The Audit Committee's policies prohibit us from engaging the independent auditors to provide any services relating to bookkeeping or other services related to accounting records or financial statements, financial information systems design and implementation, appraisal or valuation services, fairness opinions or contribution-in-kind reports, actuarial services, or internal audit outsourcing services unless it is reasonable to conclude that the results of these services will not be subject to audit procedures. The Audit Committee's policies completely prohibit us from engaging the independent auditors to provide any services relating to any management function, expert services not related to the audit, legal services, broker-dealer, investment adviser, or investment banking services or human resource consulting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.

Date: April 30, 2010	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2010	BY:	/s/ Jeff Wilson
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

10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993.(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and Microvision, Inc., dated October 28, 1993.(1)+
10.3	Exclusive License Agreement between The University of Washington and Microvision, Inc., dated October 28, 1993.(1)+
10.4	Exclusive License Agreement between the University of Washington and Microvision, Inc. dated March 3, 1994.(4)
10.5	Microvision, Inc. 2006 Incentive Plan, as amended. (12)*
10.6	Independent Director Stock Option Plan, as amended.(3)*
10.8	Employment Agreement between Microvision, Inc. and Alexander Y. Tokman dated April 7, 2009.(16)
10.9	Lease Agreement between CarrAmerica Reality Operating Partnership, L.P. and Microvision, Inc., dated July 15, 2005.(6)
10.10	Securities Purchase Agreement dated June 22, 2009 by and between the Company and Max Display Enterprises Limited (15)
10.11	Registration Rights Agreement dated June 22, 2009 by and between the Company and Max Display Enterprises Limited(15)
10.12	Warrant No. 120 to Purchase Common Stock of Microvision, Inc. issued June 22, 2009 to Max Display Enterprises Limited(15)
23	Consent of Independent Registered Public Accounting Firm. (17)
31.1	Principal Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(17) Incorporated by reference to the Company's Original 10-K

+ Subject to confidential treatment.

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.