Form 10-Q
period 2010-03-31
MICROVISION INC
filed 2010-05-10
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

As of May 6, 2010, 88,740,000 shares of the Company's common stock, $0.001 par value, were outstanding.

Microvision, Inc.
Consolidated Balance Sheet
(In thousands, except per share data)
(Unaudited)

                                                                                     March 31,     December 31,
                                                                                       2010           2009
                                                                                   -------------  -------------
Assets
Current assets
   Cash and cash equivalents                                                      $      33,027  $      43,025
   Investment securities, available-for-sale                                              2,617          2,710
   Accounts receivable, net of allowances of $67 and $67                                    555            913
   Costs and estimated earnings in excess of billings on uncompleted contracts               30             70
   Inventory                                                                              3,607            926
   Other current assets                                                                     793            751
                                                                                   -------------  -------------
   Total current assets                                                                  40,629         48,395

Property and equipment, net                                                               4,467          3,904
Restricted investments                                                                    1,189          1,189
Other assets                                                                                 48             48
                                                                                   -------------  -------------
   Total assets                                                                   $      46,333  $      53,536
                                                                                   =============  =============

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                               $       5,811  $       4,949
   Accrued liabilities                                                                    5,083          4,190
   Billings in excess of costs and estimated earnings on uncompleted contracts               47             55
   Liability associated with common stock warrants                                          447            840
   Current portion of capital lease obligations                                              62             62
   Current portion of long-term debt                                                         81             78
                                                                                   -------------  -------------
   Total current liabilities                                                             11,531         10,174
Capital lease obligations, net of current portion                                           139            157
Long-term debt, net of current portion                                                      222            244
Deferred rent, net of current portion                                                       981          1,070
                                                                                   -------------  -------------
   Total liabilities                                                                     12,873         11,645
                                                                                   -------------  -------------
Commitments and contingencies

Shareholders' equity
   Preferred stock, par value $.001; 25,000 shares authorized;
      0 and 0 shares issued and outstanding                                                  --             --
   Common stock, par value $.001; 200,000 shares authorized;
      88,700 and 88,686 shares issued and outstanding                                        89             89
   Additional paid-in capital                                                           374,083        373,405
   Accumulated other comprehensive loss                                                     (25)           (33)
   Accumulated deficit                                                                 (340,687)      (331,570)
                                                                                   -------------  -------------
   Total shareholders' equity                                                            33,460         41,891
                                                                                   -------------  -------------
   Total liabilities and shareholders' equity                                     $      46,333  $      53,536
                                                                                   =============  =============

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                             ----------------------
                                                                                2010        2009
                                                                             ----------  ----------
Contract revenue                                                            $      298  $      712
Product revenue                                                                    370         239
                                                                             ----------  ----------
    Total revenue                                                                  668         951
                                                                             ----------  ----------
Cost of contract revenue                                                           128         383
Cost of product revenue                                                          1,159         241
                                                                             ----------  ----------
    Total cost of revenue                                                        1,287         624
                                                                             ----------  ----------
Gross margin                                                                      (619)        327
                                                                             ----------  ----------

Research and development expense                                                 4,998       5,610
Sales, marketing, general and administrative expense                             3,888       3,814
                                                                             ----------  ----------
    Total operating expenses                                                     8,886       9,424
                                                                             ----------  ----------
Loss from operations                                                            (9,505)     (9,097)
Interest income                                                                     29          64
Interest expense                                                                   (17)        (11)
Gain on derivative instruments, net                                                395         180
Other expense                                                                      (19)         (1)
                                                                             ----------  ----------
Net loss                                                                    $   (9,117) $   (8,865)
                                                                             ==========  ==========

Net loss per share - basic and diluted                                      $    (0.10) $    (0.13)
                                                                             ==========  ==========

Weighted-average shares outstanding - basic and diluted                         88,693      68,080
                                                                             ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                             ----------------------
                                                                                2010        2009
                                                                             ----------  ----------
Net loss                                                                    $   (9,117) $   (8,865)

Other comprehensive gain (loss)
Unrealized gain on investment securities, available-for-sale                         8           1
                                                                             ----------  ----------
Comprehensive loss                                                          $   (9,109) $   (8,864)
                                                                             ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                        ----------------------
                                                                                           2010        2009
                                                                                        ----------  ----------
Cash flows from operating activities
    Net loss                                                                           $   (9,117) $   (8,865)
    Adjustments to reconcile net loss to net cash used in operations:
        Depreciation                                                                          342         245
        Non-cash stock-based compensation expense                                             661         548
        Gain on derivative instruments, net                                                  (395)       (180)
        Inventory write-downs                                                                 756          --
        Non-cash deferred rent                                                                (69)        (69)
            Change in:
            Accounts receivable, net                                                          358          35
            Costs and estimated earnings in excess of billings on uncompleted contracts        40         370
            Inventory                                                                      (3,437)         86
            Other current assets                                                              (41)        118
            Other assets                                                                       --          (7)
            Accounts payable                                                                  469      (1,049)
            Accrued liabilities                                                               867          21
            Billings in excess of costs and estimated earnings on uncompleted contracts        (8)         (7)
                                                                                        ----------  ----------
            Net cash used in operating activities                                          (9,574)     (8,754)
                                                                                        ----------  ----------
Cash flows from investing activities
    Sales of investment securities                                                            100          --
    Purchases of property and equipment                                                      (512)       (354)
                                                                                        ----------  ----------
            Net cash used in investing activities                                            (412)       (354)
                                                                                        ----------  ----------
Cash flows from financing activities
    Principal payments under capital leases                                                   (18)        (10)
    Principal payments under long-term debt                                                   (19)        (18)
    Net proceeds from issuance of common stock                                                 25          --
                                                                                        ----------  ----------
            Net cash used in financing activities                                             (12)        (28)
                                                                                        ----------  ----------
Net increase (decrease) in cash and cash equivalents                                       (9,998)     (9,136)
Cash and cash equivalents at beginning of period                                           43,025      25,533
                                                                                        ----------  ----------
Cash and cash equivalents at end of period                                             $   33,027  $   16,397
                                                                                        ==========  ==========
Supplemental disclosure of cash flow information
    Cash paid for interest                                                             $       17  $       11
                                                                                        ==========  ==========
Supplemental schedule of non-cash investing and financing activities
    Other non-cash additions to property and equipment                                 $      478  $       60
                                                                                        ==========  ==========

The accompanying notes are an integral part of these financial statements.

MICROVISION, INC.
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

1. MANAGEMENT'S STATEMENT AND PRINCIPLES OF CONSOLIDATION

Management's Statement

The Consolidated Balance Sheet as of March 31, 2010, the Consolidated Statements of Operations, Comprehensive Loss and Cash Flows for the three months ended March 31, 2010 and 2009 have been prepared by Microvision, Inc. ("we" or "us") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at March 31, 2010 and the results of operations, comprehensive loss and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the "SEC"). You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues and product sales. At March 31, 2010, Microvision had $35.6 million in cash, cash equivalents and investment securities available-for-sale, which included $2.6 million in auction rate securities (ARS). There is currently no established primary orderly market for these ARS. If we were required to sell them in a short period of time, we might receive less than their current estimated fair values. However, based on our current operating plan and ability to access our $33.0 million held in cash and cash equivalents as of March 31, 2010, we do not expect to be required to sell these securities materially below their current estimated fair value.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through the first quarter of 2011. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we may be required to limit our operations substantially. This limitation of operations could include delaying development projects resulting in reductions in staff, operating costs, capital expenditures and investment in research and development.

2. NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities outstanding. Potentially dilutive common stock equivalents primarily consist of warrants, employee stock options and nonvested equity shares. Diluted net loss per share for the three months ended March 31, 2010 and 2009 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including options, warrants and nonvested equity shares is anti-dilutive. The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

                                                                             Three Months Ended
                                                                                 March 31,
                                                                          --------------------------
                                                                              2010          2009
                                                                          ------------  ------------
Numerator:
Net loss - basic and diluted                                             $     (9,117) $     (8,865)
                                                                          ============  ============
Denominator:
Weighted-average common shares outstanding - basic and diluted                 88,693        68,080
                                                                          ============  ============

Net loss per share - basic and diluted                                   $      (0.10) $      (0.13)
                                                                          ============  ============

On March 31, 2010 and 2009, we excluded the following convertible securities from diluted net loss per share, as the effect of including them would have been anti-dilutive: publicly traded warrants convertible into 6,025,000 and 6,703,000 shares of common stock, respectively, options and private warrants convertible into a total of 12,280,000 and 9,686,000 shares of common stock, respectively, and 402,000 and 125,000 shares of nonvested equity shares, respectively.

3. CASH EQUIVALENTS, INVESTMENT SECURITIES AVAILABLE-FOR-SALE AND FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between informed market participants. The authoritative guidance establishes a three level fair value inputs hierarchy, and requires us to use observable valuation inputs where possible. When estimating fair values, we use market data, assumptions and risks we believe market participants would use, and we consider the risks inherent in the assumptions and the valuation techniques.

Our investment securities are principally comprised of auction rate debt securities issued by student loan financial aid organizations to fund guaranteed student loans. These securities are fully collateralized by the associated funded student loans which, in turn, are guaranteed by the U.S. Government.

The auction rate securities are investment grade variable interest rate long-term bonds with rate resets, purchases and sales determined via a Dutch auction process every 28 days. Beginning in February 2008, deteriorating global banking and economic conditions led to insufficient investor bids to clear the auctions and fund the secondary market. In compliance with the securities' terms, the issuers began, and continue, to pay interest at "maximum rates", instead of "auction rates". In March 2010, one of the issuers redeemed $100,000 of our auction rate securities at par value through its voluntary lottery redemption program.

As of March 31, 2010, our assets and liabilities measured at fair value on a recurring basis are classified within the inputs hierarchy as follows:

                                                 Level 1       Level 2       Level 3        Total
                                               ------------  ------------  ------------  ------------
Assets
    Corporate equity securities               $         --  $     17,000  $         --  $     17,000
    Auction rate debt securities                        --            --     2,600,000     2,600,000
                                               ------------  ------------  ------------  ------------
                                              $         --  $     17,000  $  2,600,000  $  2,617,000
                                               ============  ============  ============  ============
Liabilities
    Liability associated with
        common stock warrants                               $    447,000                $    447,000
                                                             ============                ============

We valued the auction rate securities using significant unobservable assumptions and inputs and classified these securities at Level 3 in the inputs hierarchy. The corporate equity securities and liability associated with common stock warrants are valued using inputs and common methods with sufficient levels of transparency and observability to be classified at Level 2.

We applied various valuation techniques to value the auction rate securities including discounted cash flow, with liquidity adjustments, market estimates, and other inputs. The primary inputs used for adjusted discounted cash flow analysis are as follows: benchmarked debt security yields from similarly rated U.S. Treasuries and Agencies, financial industry corporate bonds rated AA and A; maturity horizons varying from 9 months to 10 years; liquidity premiums on benchmark yields varying from 15% to 25%; and, coupon payments were estimated assuming that the current 1.25% - 1.50% premiums to U.S. Treasury yields would continue for all time horizons. Due to liquidity issues in this market, the limited number of market price indications were significantly down-weighted in the analysis.

We used a Black-Scholes model with the following assumptions to value the warrant liability from a 2005 financing transaction at $0.41 per warrant share: expected volatility of 80%, expected dividend yield of zero, risk free interest rate of 0.32%, and contractual lives of 0.7 years. The warrant shares are convertible into common stock at 1:1 and expire in December 2010. The following table summarizes the activity of Level 3 assets for the three months ended March 31, 2010:

Balance, December 31, 2009                       $2,700,000
Par value of redeemed securities                   (100,000)
Recognized gain included in earnings                     --
                                                 -----------
Balance, March 31, 2010                          $2,600,000
                                                 ===========

4. INVENTORY

Inventory consists of the following:

                                                                           March 31,     December 31,
                                                                              2010          2009
                                                                          ------------  ------------
Raw materials                                                            $  2,764,000  $    626,000
Finished goods                                                                843,000       300,000
                                                                          ------------  ------------
                                                                         $  3,607,000  $    926,000
                                                                          ============  ============

The inventory at March 31, 2010 and December 31, 2009 consisted of raw materials for our pico projector product, and finished goods of $630,000 for our accessory pico projector and the remainder for ROV, our hand-held barcode scanner. Because our cost is currently higher than our selling price for our accessory pico projector product, inventory also included write downs of $756,000 for lower of cost or market adjustments. Approximately $300,000 of finished goods had been shipped to customers and were awaiting acceptance as of March 31, 2010.

Inventory is stated at the lower of cost or market, with cost determined on a standard cost basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, we reduce the value of our inventory to our estimated scrap value when management determines that it is not probable that the inventory will be consumed through normal production during the next twelve months.

5. SHARE-BASED COMPENSATION

We use the straight-line attribution method to allocate the fair value of share-based compensation awards over the requisite service period for each award. The following table shows the amount of stock-based employee compensation expense included in the Consolidated Statements of Operations:

                                                                             Three Months Ended
                                                                                 March 31,
                                                                          --------------------------
                                                                              2010          2009
                                                                          ------------  ------------
Cost of contract revenue                                                        5,000        10,000
Cost of product revenue                                                        11,000         6,000
Research and development expense                                              234,000       194,000
Sales, marketing, general and administrative expense                          398,000       365,000
                                                                          ------------  ------------
Share-based employee compensation cost charged against income            $    648,000  $    575,000
                                                                          ============  ============

Options Activity and Positions

The following table summarizes shares, weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2010:

                                                                  Weighted
                                                                  Average
                                                      Weighted   Remaining
                                                       Average  Contractual   Aggregate
                                                      Exercise      Term      Intrinsic
Options                                  Shares         Price     (years)       Value
---------------------------------------- -----------  --------- ------------  ----------
Outstanding as of March 31, 2010          8,373,000  $    3.46          6.7  $3,096,000

Exercisable as of March 31, 2010          5,257,000  $    3.97          5.9  $1,364,000

As of March 31, 2010, our unamortized share-based compensation was $3.2 million which we plan to amortize over the next 2.2 years.

As of March 31, 2010, our unamortized nonvested equity share-based compensation was $339,000 which we plan to amortize over the next 1.7 years.

6. LONG-TERM NOTES

Tenant Improvement Loan Agreement

During 2006, we entered into a loan agreement with the lessor of our corporate headquarters in Redmond, Washington to finance $536,000 in tenant improvements. The loan carries a fixed interest rate of 9% per annum, is repayable over the initial term of the lease, which expires in 2013, and is secured by a letter of credit. The balance of the loan was $303,000 at March 31, 2010.

7. RECEIVABLES FROM RELATED PARTIES

In 2000, 2001 and 2002, the Board of Directors authorized the Company to provide unsecured lines of credit to each of the Company's three officers. The lines of credit carry interest rates of 5.4% to 6.2% and were due within one year of the officer's termination.

In January 2006, one officer left the Company and his outstanding loans became due in January 2007. In October 2009, we entered into a settlement agreement with the former officer. In addition to payments already received by us, the officer has committed to make additional payments of $30,000 over the next two years.

Another officer with outstanding loans left the Company in August 2007 and his loans became due in August 2008. We are pursuing collection of the remaining outstanding balance from the former officer.

As of March 31, 2010 and December 31, 2009, the total amount outstanding under the lines of credit was $400,000 and the balances were fully reserved.

8. WARRANTS

In 2005 we issued warrants to purchase 2,302,000 shares of common stock in connection with certain notes, of which 1,089,000 remained outstanding as of March 31, 2010. The warrants meet the definition of derivative instruments that must be accounted for as liabilities because we cannot engage in certain corporate transactions affecting the common stock unless we make a cash payment to the holders of the warrants. We record changes in the fair values of the warrants in the statement of operations each period. We valued the remaining warrants at March 31, 2010 using the Black-Scholes option pricing model with the following assumptions: expected volatility of 80%; expected dividend yield of 0%; risk free interest rate of 0.32%; and contractual lives of 0.7 years. The change in value of the warrants of $393,000 was recorded as a non-operating loss and is included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

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

We recently launched the sale of a small accessory projector that is the first commercial product based on the PicoP display engine. The accessory projector can display images from a variety of video sources including cell phones, portable media players, PDAs, gaming consoles, laptop computers, digital cameras, and other consumer electronics products. We have been selling the accessory projector in limited quantity through our Asian and European based distributors. In March 2010, we began selling the accessory projector through our online store to customers in the United States. We plan to add distribution channels as the production capacity for our manufacturing partner, green laser suppliers and other component suppliers increases.

With some modification, the PicoP could be embedded into a vehicle or integrated into a portable standalone aftermarket device to create a high- resolution head-up display (HUD) that could project point-by-point navigation, critical operational, safety and other information important to the driver or pilot. The PicoP could be further modified to be embedded into a pair of glasses to provide the mobile user with a see-through or occluded personal display to view movies, play games or access other content.

Results of Operations

Contract revenue.

                                                  % of                  % of
                                                contract              contract
(in thousands)                         2010      revenue     2009      revenue   $ change  % change
                                     ---------  ---------  ---------  ---------  --------- ---------
Three months ended March 31
Government revenue                  $      71       23.8  $     420       59.0  $    (349)    (83.1)
Commercial revenue                        227       76.2        292       41.0        (65)    (22.3)
                                     ---------             ---------             ---------
Total contract revenue              $     298             $     712             $    (414)    (58.1)
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

We recognize contract revenue as work progresses on long-term, cost plus fixed fee, and fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Our revenue contracts generally include a statement of the work we are to complete and the total fee we will earn from the contract. When we begin work on the contract and at the end of each accounting period, we estimate the labor, material and other costs required to complete the statement of work compared to cost incurred to date. We use information provided by our technical team, project mangers, vendors, outside consultants and others to develop our cost estimates. Since our contracts generally require some level of technology development to complete, the actual cost required to complete a statement of work can vary from our estimates. We have developed processes that allow us to make reasonable estimates of the cost to complete a contract. Historically, we have made only immaterial revisions in the estimates to complete the contract at each reporting period. Recognized revenues are subject to revisions as the contract progresses to completion and actual revenue and cost become certain. Revisions in revenue estimates are reflected in the period in which the facts that give rise to the revision become known. In the future, revisions in these estimates could significantly impact recognized revenue in any one reporting period. If the U.S. government cancels a contract, we would receive payment for work performed and costs committed to prior to the cancellation.

We recognize contract revenue on the sale of prototype units and evaluation kits, upon acceptance of the deliverables by the customer or expiration of the contractual acceptance period, after which there are no rights of return. While we anticipate future sales of these units, revenue may vary substantially due to the timing of orders from customers and potential constraints on resources.

Contract revenue was substantially lower during the three months ended March 31, 2010 than the same period in 2009, due to reduced contract activity and lower beginning backlog in 2010 compared to the prior year. We expect that we will have fewer opportunities to enter into new development contracts for engineering services as we continue to focus our resources on commercialization of our PicoP based products.

Our backlog of development contracts, including orders for prototype units and evaluation kits, at March 31, 2010 was $59,000 compared to $479,000 at March 31, 2009, all of which is scheduled for completion during the next twelve months.

Product revenue.

                                                  % of                  % of
                                                 product               product
(in thousands)                         2010      revenue     2009      revenue   $ change  % change
                                     ---------  ---------  ---------  ---------  --------- ---------
Three months ended March 31
Bar code revenue                    $     106       28.6  $     239      100.0  $    (133)    (55.6)
Pico projector revenue              $     264       71.4  $      --         --  $     264        n/a
                                     ---------             ---------             ---------
Total product revenue               $     370             $     239             $     131      54.8
                                     =========             =========             =========

Our product sales generally include acceptance provisions. We recognize product revenue upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. Our quarterly revenue may vary substantially due to the timing of product orders from customers, production constraints and availability of components and raw materials.

Bar code revenue was lower during the three months ended March 31, 2010 than the same period in 2009, due to our decreased investment in our bar code product during 2009. We do not expect to increase our investment in the bar code product in the future and we are currently evaluating opportunities to sell our existing bar code inventory and sell or license our bar code production capability and technology.

Pico projector revenue includes the sales of our accessory pico projector product which was launched in September 2009.

In March 2010, we received an $8.5 million purchase order from an OEM customer for our PicoP based embedded engine. The customer plans to incorporate our PicoP engine into a high end media player scheduled for release in 2010. We expect to begin supplying this customer with embedded engines later this year.

The backlog of product orders at March 31, 2010 was approximately $16.8 million, which is composed almost exclusively of PicoP based products, compared to $138,000 at March 31, 2009, which is scheduled for delivery over the next twelve months.

Cost of contract revenue.

                                                  % of                  % of
                                                contract              contract
(in thousands)                         2010      revenue     2009      revenue   $ change  % change
                                     ---------  ---------  ---------  ---------  --------- ---------
Three months ended March 31         $     128       43.0  $     383       53.8  $    (255)    (66.6)

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

Cost of contract revenue was lower during the three months ended March 31, 2010 than the same period in 2009 as a result of the decreased activity on development contracts. The cost of contract revenue as a percentage of contract revenue was lower in the first three months of 2010 than in the comparable period in 2009 as a result of differences in the cost mix of the contracts, prototype units and evaluation kits produced during those periods. During the three months ended March 31, 2010, cost of contract revenue included contracts with more favorable cost structures and higher gross margins.

The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract cost mix and the levels of direct and indirect costs incurred. However, over longer periods of time we expect modest fluctuations in the cost of contract revenue, as a percentage of contract revenue.

Cost of product revenue.

                                                  % of                  % of
                                                 product               product
(in thousands)                         2010      revenue     2009      revenue   $ change  % change
                                     ---------  ---------  ---------  ---------  --------- ---------
Three months ended March 31         $   1,159      313.2  $     241      100.8  $     918     380.9

Our costs to produce accessory pico projector units during the three months ended March 31, 2010 were substantially higher than product revenue. Cost of product revenue includes the direct and allocated indirect cost of manufacturing products sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of these products. Indirect costs include labor and other costs associated with operating our manufacturing capabilities and capacity.

During the three months ended March 31, 2010, cost of product revenue included a lower of cost or market adjustment of $756,000 for inventory in stock at the end of the quarter.

Our overhead, which includes the costs of procuring, inspecting and storing material, facility and depreciation costs, is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the level of effort supporting production or research and development activities.

The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix and volume and the level of overhead expense. The increase in the cost of product revenue as a percentage of product revenue in 2010 compared to the same period in 2009 was primarily attributed to lower of cost or market adjustments.

Research and development expense.

(in thousands)                         2010       2009     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended March 31         $   4,998  $   5,610  $    (612)     (10.9)

Research and development expense consists of:

  Compensation related costs of employees and contractors engaged in internal research and product development activities,
  Laboratory operations, outsourced development and processing work, and
  Other operating expenses.

In addition, we allocate our research and development resources based on the business opportunity of the available projects, the skill mix of the resources available and the contractual commitments we have made to customers. The decrease in cost is primarily attributable to decreased material costs.

We believe that a substantial level of continuing research and development expense will be required to develop additional commercial products using the PicoP technology. Accordingly, we anticipate our level of research and development spending will continue to be substantial.

Sales, marketing, general and administrative expense.

(in thousands)                         2010       2009     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended March 31         $   3,888  $   3,814  $      74        1.9

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

Interest income.

(in thousands)                         2010       2009     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended March 31         $      29  $      64  $     (35)     (54.7)

The decrease in interest income for the three months ended March 31, 2010 compared to the same period in 2009 resulted primarily from lower average cash, investment securities balances, and interest rates.

Interest expense.

(in thousands)                         2010       2009     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended March 31         $      17  $      11  $       6       54.5

Gain on derivative instruments, net.

(in thousands)                         2010       2009     $ change   % change
                                     ---------  ---------  ---------  ---------
Three months ended March 31         $     395  $     180  $     215      119.4

In 2005 we issued warrants to purchase 2,302,000 shares of common stock in connection with certain notes. The warrants meet the definition of derivative instruments that must be accounted for as liabilities because we cannot engage in certain corporate transactions affecting the common stock unless we make a cash payment to the holders of the warrants. In July 2008, 750,000 warrants expired unexercised, and an additional 463,000 warrants expired unexercised in March 2010. We record changes in the fair values of the warrants in the statement of operations each period. We valued the remaining warrants to purchase 1,089,000 shares of common stock at March 31, 2010 using the Black-Scholes option pricing model with the following assumptions: expected volatility of 80%; expected dividend yield of 0%; risk free interest rate of 0.32%; and contractual life of 0.7 years. The change in value of the warrants of $393,000 in 2010 was recorded as a non-operating gain and is included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of equity and debt securities and, to a lesser extent, from development contract revenues and product sales. At March 31, 2010, we had $35.6 million in cash, cash equivalents and investment securities, available-for-sale, which included $2.6 million in auction rate securities (ARS). There is currently no established primary orderly market for these ARS. If we were required to sell them in a short period of time we might receive less than their current estimated fair values. However, based on our current operating plan and ability to access our $33.0 million held in cash and cash equivalents as of March 31, 2010, we do not expect to be required to sell these securities materially below their current estimated fair value.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through the first quarter of 2011. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we may be required to limit our operations substantially. This limitation of operations could include delaying development projects resulting in reductions in staff, operating costs, capital expenditures and investment in research and development.

Cash used in operating activities totaled $9.6 million during the three months ended March 31, 2010, compared to $8.8 million during the same period in 2009. During the three months ended March 31, 2010, the increase in cash used in operating activities was primarily driven by lower contract activity and higher inventory purchases as we move into commercial sales of PicoP based products.

We had the following material gains and charges, and changes in assets and liabilities during the three months ended March 31, 2010:

  "Inventory" During the three months ended March 31, 2010, ending inventory increased by $2,681,000, primarily attributed to our accessory pico projector product.
  "Accounts Payable" During the three months ended March 31, 2010, accounts payable increased approximately $862,000, primarily due to increased inventory purchases for the pico projector product line.
  "Accrued Liabilities" During the three months ended March 31, 2010, accrued liabilities increased approximately $893,000, primarily as a result of increased accruals for employee benefit and compensation related expenses.

Cash used in investing activities totaled $412,000 for the three months ended March 31, 2010 compared to $354,000 during the three months ended March 31, 2009. During the three months ended March 31, 2010, we used cash of $512,000 for capital expenditures, compared to $354,000 during the same period in 2009.

Cash generated and used in financing activities during the three months ended March 31, 2010 and 2009 was not significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of March 31, 2010, approximately 93% of our total cash, cash equivalents and investment securities available-for-sale have variable interest rates or are very short-term discount notes traded in active markets. Therefore, we believe our exposure to the market and interest rate risk is not material. The remainder is composed of $2.9 million par student loan auction-rate securities (SLARS). Our SLARS are investment grade variable interest rate long-term bonds with rate resets, purchases and sales determined via a Dutch Auction process every 28 days. They were issued to fund U.S. government guaranteed student loans. Beginning in February 2008, deteriorating global banking conditions led to insufficient investor bids to clear the auctions and fund the secondary market. In compliance with the securities' terms, the issuers then began, and continue, to pay interest at "maximum rates", instead of "auction rates".

Given the adverse credit market conditions and SLARS short-term illiquidity, the fair value of the principal became more sensitive to changes in interest rates and the spread between short and long rates than it was in the pre-2008 ARS credit marketplace. As a result, we estimated the fair value of the SLARS to be approximately $2.7 million at December 31, 2008. There were no adjustments to the fair value of the SLARS during 2009 or through March 31, 2010. In March 2010, one of the issuers redeemed $100,000 of our auction rate securities at par value through its voluntary lottery redemption program. If market conditions worsen, we may have to further adjust the estimated fair value and record additional charges to earnings if we believe the adjustment is other-than-temporary. In the event we need immediate access to the funds invested in the SLARS, we could be required to sell them at an amount below our current carrying value. Any of these events could affect our consolidated financial condition, results of operations and cash flows. However, based on recent market stabilization and strengthening, we do not expect to be required to sell these securities materially below their current estimated fair values.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of March 31, 2010, our cash and cash equivalents and investments available-for-sale securities portfolio are comprised of short-term highly rated money market funds and the SLARS.

The values of cash equivalents and investment securities, available-for-sale by maturity date as of March 31, 2010, are as follows:

                                      Amount      Percent
                                     ---------  ---------
Cash and cash equivalents             $33,027      92.66%
Less than one year                        $17       0.05%
One to two years                           --         --
Greater than five years                $2,600       7.29%
                                     ---------  ---------
                                       35,644     100.00%
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

  As of March 31, 2010, we had an accumulated deficit of $340.7 million.
  We incurred consolidated net losses of $259.5 million from inception through 2007, $32.6 million in 2008, and $39.5 in 2009, and a net loss of $9.1 million in the three months ended March 31, 2010.

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

Our capital requirements will depend on many factors, including, but not limited to, the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce products incorporating the PicoP display engine and image capture technologies and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if the mix of revenues varies from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to further the development of our technologies, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. In addition, our operating plan provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by us.

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

We are currently negotiating component pricing with suppliers for our current and future products. The cost per unit for PicoP-based accessory projectors currently exceeds the level at which we could expect to profitably sell these products. If we cannot lower our cost of production, we may face increased demands on our financial resources, possibly requiring additional equity and/or debt financing to sustain our business operations.

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

We or our customers may fail to perform under open purchase orders, which could adversely affect our operating results and cash flows.

Our backlog of open purchase orders reported from us from time to time may be significant and totaled $16.7 million as of March 31, 2010.  We may be unable to meet the performance requirements, including performance specifications or delivery dates, required by such purchase orders.  Further, our customers may be unable or unwilling to perform their obligations thereunder if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals.  To the extent we are unable to perform under such purchase orders or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

It may become more difficult to sell our stock in the public market.

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were not listed on the NASDAQ Capital Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market- making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. The market price of our stock has mostly traded below $5.00 per share during 2009, 2008, and 2007. On May 6, 2010, the closing price of our stock was $2.67.

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

We are aware of several patents held by third parties that relate to certain aspects of light scanning displays and image capture products. These patents could be used as a basis to challenge the validity, limit the scope or limit our ability to obtain additional or broader patent rights of our patents or patents we have licensed. A successful challenge to the validity of our patents or patents we have licensed could limit our ability to commercialize our technology and the PicoP display engine and, consequently, materially reduce our revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us with respect to current and future technology. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually be issued with claims that will be infringed by our products or our technology. The defense and prosecution of a patent suit would be costly and time consuming, even if the outcome were ultimately favorable to us. An adverse outcome in the defense of a patent suit could subject us to significant costs, to require others and us to cease selling products that incorporate the PicoP display engine, to cease licensing our technology or to require disputed rights to be licensed from third parties. Such licenses, if available, would increase our operating expenses. Moreover, if claims of infringement are asserted against our future co- development partners or customers, those partners or customers may seek indemnification from us for damages or expenses they incur.

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

We expect the majority of our distributor relationships for our accessory pico projector and its accessories to involve the distributor taking inventory positions and reselling to multiple customers. With these distributor relationships, we would not recognize revenue until the distributors sell the product through to their end user customers. Our distributor relationships may reduce our ability to forecast sales and increases risks to our business. Since our distributors would act as intermediaries between us and the end user customers, we would be required to rely on our distributors to accurately report inventory levels and production forecasts. This may require us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and the end user customers. Our failure to manage one or more of these risks could result in excess inventory or shortages that could adversely impact our operating results and financial condition.

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

We currently use a contract manufacturer in Asia to manufacture our accessory pico projector product, and we plan to use foreign manufacturers to manufacture future products, where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including:

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

We rely on single suppliers to manufacture our PicoP display engine, our accessory pico projector product and our MEMS chips in wafer form. The lead time required to establish a relationship with a new contract manufacturer or foundry is long, and it takes time to adapt a product's design to a particular manufacturer's processes. Accordingly, there is no readily available alternative source of supply for these products and components in high volumes. This could cause significant delays in shipping products if we have to change our source of supply and manufacture quickly, which may result in lost revenues and damaged customer relationships.

If we experience delays or failures in developing commercially viable products, we may have lower revenues.

We have begun sales of units incorporating the PicoP display engine. However, we must undertake additional research, development and testing before we are able to develop additional products for commercial sale. Product development delays by us or our potential product development partners, or the inability to enter into relationships with these partners, may delay or prevent us from introducing products for commercial sale. We intend to rely on third- party developments or to contract with other companies to continue development of green laser devices we will need for our products.

Our success will depend, in part, on our ability to secure significant third-party manufacturing resources.

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

During the first quarter of 2010 and the full year of 2009, 11% and 43%, respectively, of our revenue was derived from performance on a limited number of development contracts with the U.S. government. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues. Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors continuously engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. Our contracts with the government are subject to immediate termination by the government for convenience at any time. The government may choose to use contractors with competing display technologies or it may decide to discontinue any of our programs altogether. In addition, those development contracts that we do obtain require ongoing compliance with applicable government regulations. Termination of our development contracts, a shift in government spending to other programs in which we are not involved, a reduction in government spending generally, or our failure to meet applicable government regulations could have severe consequences for our results of operations.

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

If we lose our rights under our third-party technology licenses, our operations could be adversely affected.

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

MICROVISION, INC.
Date: May 10, 2010	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2010	BY:	/s/ Jeff Wilson
Jeff Wilson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed herewith.
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