Form 10-Q
period 2010-09-30
MICROVISION INC
filed 2010-11-04
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

As of October 26, 2010, 95,262,000 shares of the Company's common stock, $0.001 par value, were outstanding.

Microvision, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

                                                                                   September 30,   December 31,
                                                                                       2010           2009
                                                                                   -------------  -------------
Assets
Current assets
   Cash and cash equivalents                                                      $      18,658  $      43,025
   Investment securities, available-for-sale                                              2,612          2,710
   Accounts receivable, net of allowances of $138 and $67                                 1,801            913
   Costs and estimated earnings in excess of billings on uncompleted contracts                7             70
   Inventory                                                                              7,713            926
   Current restricted investments                                                           305             --
   Other current assets                                                                     973            751
                                                                                   -------------  -------------
   Total current assets                                                                  32,069         48,395

Property and equipment, net                                                               4,624          3,904
Restricted investments                                                                    1,189          1,189
Other assets                                                                                 47             48
                                                                                   -------------  -------------
   Total assets                                                                   $      37,929  $      53,536
                                                                                   =============  =============

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                               $       7,693  $       4,949
   Accrued liabilities                                                                    3,823          4,190
   Billings in excess of costs and estimated earnings on uncompleted contracts               57             55
   Liability associated with common stock warrants                                           11            840
   Current portion of capital lease obligations                                              44             62
   Current portion of long-term debt                                                         83             78
                                                                                   -------------  -------------
   Total current liabilities                                                             11,711         10,174
Capital lease obligations, net of current portion                                           124            157
Long-term debt, net of current portion                                                      181            244
Deferred rent, net of current portion                                                       792          1,070
                                                                                   -------------  -------------
   Total liabilities                                                                     12,808         11,645
                                                                                   -------------  -------------
Commitments and contingencies

Shareholders' equity
   Preferred stock, par value $.001; 25,000 shares authorized;
      0 and 0 shares issued and outstanding                                                  --             --
   Common stock, par value $.001; 200,000 shares authorized;
      95,236 and 88,686 shares issued and outstanding                                        95             89
   Additional paid-in capital                                                           388,667        373,405
   Accumulated other comprehensive loss                                                     (31)           (33)
   Accumulated deficit                                                                 (363,610)      (331,570)
                                                                                   -------------  -------------
   Total shareholders' equity                                                            25,121         41,891
                                                                                   -------------  -------------
   Total liabilities and shareholders' equity                                     $      37,929  $      53,536
                                                                                   =============  =============

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

                                                                               Three Months Ended       Nine Months Ended
                                                                                   September 30,           September 30,
                                                                             ----------------------  ----------------------
                                                                                2010        2009        2010        2009
                                                                             ----------  ----------  ----------  ----------
Contract revenue                                                            $      221  $      817  $      592  $    2,342
Product revenue                                                                  1,080         107       3,465         520
                                                                             ----------  ----------  ----------  ----------
    Total revenue                                                                1,301         924       4,057       2,862
                                                                             ----------  ----------  ----------  ----------
Cost of contract revenue                                                            53         379         202       1,289
Cost of product revenue                                                          4,059         720       8,555       1,504
                                                                             ----------  ----------  ----------  ----------
    Total cost of revenue                                                        4,112       1,099       8,757       2,793
                                                                             ----------  ----------  ----------  ----------
Gross margin                                                                    (2,811)       (175)     (4,700)         69
                                                                             ----------  ----------  ----------  ----------

Research and development expense                                                 5,920       5,839      16,961      17,165
Sales, marketing, general and administrative expense                             3,555       3,283      11,260      10,764
                                                                             ----------  ----------  ----------  ----------
    Total operating expenses                                                     9,475       9,122      28,221      27,929
                                                                             ----------  ----------  ----------  ----------
Loss from operations                                                           (12,286)     (9,297)    (32,921)    (27,860)
Interest income                                                                     15          45          94         188
Interest expense                                                                   (15)        (19)        (48)        (50)
Gain (loss) on derivative instruments, net                                         446      (2,246)        875      (3,048)
Other expense                                                                      (10)         (8)        (40)        (14)
                                                                             ----------  ----------  ----------  ----------
Net loss                                                                    $  (11,850) $  (11,525) $  (32,040) $  (30,784)
                                                                             ==========  ==========  ==========  ==========

Net loss per share - basic and diluted                                      $    (0.13) $    (0.15) $    (0.36) $    (0.43)
                                                                             ==========  ==========  ==========  ==========

Weighted-average shares outstanding - basic and diluted                         89,376      76,265      88,948      71,105
                                                                             ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

                                                                               Three Months Ended       Nine Months Ended
                                                                                   September 30,           September 30,
                                                                             ----------------------  ----------------------
                                                                                2010        2009        2010        2009
                                                                             ----------  ----------  ----------  ----------
Net loss                                                                    $  (11,850) $  (11,525) $  (32,040) $  (30,784)

Other comprehensive gain (loss)
Unrealized gain (loss) on investment securities, available-for-sale                 (1)          7           2          11
                                                                             ----------  ----------  ----------  ----------
Comprehensive loss                                                          $  (11,851) $  (11,518) $  (32,038) $  (30,773)
                                                                             ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                        ----------------------
                                                                                           2010        2009
                                                                                        ----------  ----------
Cash flows from operating activities
    Net loss                                                                           $  (32,040) $  (30,784)
    Adjustments to reconcile net loss to net cash used in operations:
        Depreciation                                                                        1,127         819
        Non-cash stock-based compensation expense                                           2,806       2,689
        Loss (gain) on derivative instruments, net                                           (875)      3,048
        Inventory write-downs                                                               3,830         978
        Non-cash deferred rent                                                               (207)       (207)
        Change in:
            Accounts receivable, net                                                         (888)         (8)
            Costs and estimated earnings in excess of billings on uncompleted contracts        63         453
            Inventory                                                                     (10,617)        (95)
            Other current assets                                                             (178)        298
            Other assets                                                                        1          (6)
            Accounts payable                                                                2,384        (286)
            Accrued liabilities                                                              (436)       (300)
            Billings in excess of costs and estimated earnings on uncompleted contracts         2         (15)
                                                                                        ----------  ----------
            Net cash used in operating activities                                         (35,028)    (23,416)
                                                                                        ----------  ----------
Cash flows from investing activities
    Sales of investment securities                                                            100          --
    Purchases of restricted investment securities                                            (305)         --
    Purchases of property and equipment                                                    (1,659)       (729)
                                                                                        ----------  ----------
            Net cash used in investing activities                                          (1,864)       (729)
                                                                                        ----------  ----------
Cash flows from financing activities
    Principal payments under capital leases                                                   (51)        (43)
    Principal payments under long-term debt                                                   (58)        (53)
    Net proceeds from issuance of common stock and warrants                                12,634      16,467
                                                                                        ----------  ----------
            Net cash provided by financing activities                                      12,525      16,371
                                                                                        ----------  ----------
Net decrease in cash and cash equivalents                                                 (24,367)     (7,774)
Cash and cash equivalents at beginning of period                                           43,025      25,533
                                                                                        ----------  ----------
Cash and cash equivalents at end of period                                             $   18,658  $   17,759
                                                                                        ==========  ==========
Supplemental disclosure of cash flow information
    Cash paid for interest                                                             $       48  $       50
                                                                                        ==========  ==========
Supplemental schedule of non-cash investing and financing activities
    Property and equipment acquired under capital leases                               $       --  $       95
                                                                                        ==========  ==========
    Other non-cash additions to property and equipment                                 $      273  $      388
                                                                                        ==========  ==========

The accompanying notes are an integral part of these financial statements.

Microvision, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(In thousands)
(Unaudited)

1. MANAGEMENT'S STATEMENT AND PRINCIPLES OF CONSOLIDATION

Management's Statement

The Consolidated Balance Sheet as of September 30, 2010, the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2010 and 2009, and Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 have been prepared by Microvision, Inc. ("we" or "us") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at September 30, 2010 and the results of operations, comprehensive loss and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the "SEC"). You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues and product sales. At September 30, 2010, Microvision had $21.3 million in cash, cash equivalents and investment securities available-for-sale, which included $2.6 million in auction rate securities (ARS). There is currently no established primary orderly market for these ARS. If we were required to sell them in a short period of time, we might receive less than their current estimated fair values. However, based on our current operating plan and ability to access our $18.7 million held in cash and cash equivalents as of September 30, 2010, we do not expect to be required to sell these securities materially below their current estimated fair value.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through April 2011. We will require additional cash to fund our operating plan past that time. We are introducing new products into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. If the level of sales anticipated by our financial plan is not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially to extend our funds as we pursue other financing opportunities and business relationships. This limitation of operations could include reducing our planned investment in working capital to fund revenue growth and delaying development projects resulting in reductions in staff, operating costs, capital expenditures and investment in research and development.

In August 2010, we received a report from our independent public accounting firm regarding the consolidated financial statements for the year ended December 31, 2009 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared on a going concern basis.

In August 2010, we entered into a committed equity financing facility under which we may sell up to the lesser of $60.0 million or 17,771,901 shares of our common stock to Azimuth Opportunity, Ltd over a 24-month term. In September 2010, we raised $12.5 million through the sale of approximately 6.3 million shares of our common stock under this facility. As of September 30, 2010 we have the lesser of approximately $47.5 million or 11.4 million shares of common stock remaining available under the facility, though we may not be able to sell shares under the facility in the amounts desired or at all. See Note 10. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through April 2011.

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

2. NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities outstanding. Potentially dilutive common stock equivalents primarily consist of warrants, employee stock options and nonvested equity shares. Diluted net loss per share for the three and nine months ended September 30, 2010 and 2009 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including options, warrants and nonvested equity shares is anti-dilutive. The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

                                                                              Three Months Ended           Nine Months Ended
                                                                                  September 30,              September 30,
                                                                          --------------------------  --------------------------
                                                                              2010          2009          2010          2009
                                                                          ------------  ------------  ------------  ------------
Numerator:
Net loss available for common shareholders - basic and diluted           $    (11,850) $    (11,525) $    (32,040) $    (30,784)
                                                                          ============  ============  ============  ============

Denominator:
Weighted-average common shares outstanding - basic and diluted                 89,376        76,265        88,948        71,105
                                                                          ============  ============  ============  ============

Net loss per share - basic and diluted                                   $      (0.13) $      (0.15) $      (0.36) $      (0.43)
                                                                          ============  ============  ============  ============

On September 30, 2010 and 2009, we excluded the following convertible securities from diluted net loss per share, as the effect of including them would have been anti-dilutive: publicly traded warrants convertible into 6,025,000 and 6,703,000 shares of common stock, respectively, options and private warrants convertible into a total of 12,536,000 and 13,081,000 shares of common stock, respectively, and 485,000 and 410,000 shares of nonvested equity shares, respectively.

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

As of September 30, 2010, our assets and liabilities measured at fair value on a recurring basis are classified within the inputs hierarchy as follows:

                                                 Level 1       Level 2       Level 3        Total
                                               ------------  ------------  ------------  ------------
Assets
    Corporate equity securities               $         --  $     12,000  $         --  $     12,000
    Auction rate debt securities                        --            --     2,600,000     2,600,000
    Other current assets                                --       142,000            --       142,000
                                               ------------  ------------  ------------  ------------
                                              $         --  $    154,000  $  2,600,000  $  2,754,000
                                               ============  ============  ============  ============
Liabilities
    Liability associated with
        common stock warrants                               $     11,000                $     11,000
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

We applied various valuation techniques to value the auction rate securities including discounted cash flow, with liquidity adjustments, market estimates, and other inputs. The primary inputs used for adjusted discounted cash flow analysis are as follows: benchmarked debt security yields from similarly rated U.S. Treasuries and Agencies, financial industry corporate bonds rated AA and A; maturity horizons varying from 9 months to 10 years; liquidity premiums on benchmark yields varying from 15% to 25%; and, coupon payments estimated assuming that the current 1.25% - 1.50% premiums to U.S. Treasury yields would continue for all time horizons. Due to ARS market liquidity issues, the limited number of market price indications were significantly down-weighted in the analysis.

The foreign currency contracts were valued using generally applied model-based methodologies with empirical and market-based inputs and some bank-specific estimates.

We used a Black-Scholes model with the following assumptions to value the liability associated with warrants issued from a 2005 financing transaction at $0.01 per warrant share: expected volatility of 80%, expected dividend yield of zero, risk free interest rate of 0.15%, and contractual lives of 0.2 years. The warrant shares are convertible into common stock at 1:1 and expire in December 2010.

The following table summarizes the activity of Level 3 assets for the nine months ended September 30, 2010:

Balance, December 31, 2009                         $ 2,700,000
Par value of redeemed securities                      (100,000)
Recognized gain included in earnings                        --
                                                    -----------
Balance, September 30, 2010                        $ 2,600,000
                                                    ===========

4. INVENTORY

Inventory consists of the following:

                                                                          September 30,  December 31,
                                                                              2010          2009
                                                                          ------------  ------------
Raw materials                                                            $  4,759,000  $    626,000
Finished goods                                                              2,954,000       300,000
                                                                          ------------  ------------
                                                                         $  7,713,000  $    926,000
                                                                          ============  ============

The inventory at September 30, 2010 and December 31, 2009 consisted of raw materials for our pico projector products, and finished goods for our accessory pico projector and for ROV, our hand-held barcode scanner. Because our cost is currently higher than our selling price for our accessory pico projector product, inventory for the three and nine months ended September 30, 2010 also included write downs of $2.0 million and $3.5 million, respectively. The write downs included lower of cost or market adjustments primarily comprised of adjustments to our inventory value to reflect our current estimated selling price for our inventory, as well as a reserve adjustment for materials which we expect will become obsolete as we introduce new products.

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

5. SHARE-BASED COMPENSATION

We use the straight-line attribution method to allocate the fair value of share-based compensation awards over the requisite service period for each award. The following table shows the amount of stock-based employee compensation expense included in the consolidated statements of operations:

                                                                             Three Months Ended            Nine Months Ended
                                                                                 September 30,               September 30,
                                                                          --------------------------  --------------------------
                                                                              2010          2009          2010          2009
                                                                          ------------  ------------  ------------  ------------
Cost of contract revenue                                                 $      5,000  $     18,000  $     12,000  $     71,000
Cost of product revenue                                                         7,000         2,000        37,000        16,000
Research and development expense                                              274,000       239,000     1,084,000       614,000
Sales, marketing, general and administrative expense                          415,000       434,000     1,657,000     1,435,000
                                                                          ------------  ------------  ------------  ------------
Share-based employee compensation cost charged against income            $    701,000  $    693,000  $  2,790,000  $  2,136,000
                                                                          ============  ============  ============  ============

Options Activity and Positions

The following table summarizes shares, weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2010:

                                                                  Weighted
                                                                  Average
                                                      Weighted   Remaining
                                                       Average  Contractual   Aggregate
                                                      Exercise      Term      Intrinsic
Options                                  Shares         Price     (years)       Value
---------------------------------------- -----------  --------- ------------  ----------
Outstanding as of September 30, 2010      9,137,000  $    3.40          6.4  $  678,000

Exercisable as of September 30, 2010      6,142,000  $    3.73          5.4  $  360,000

As of September 30, 2010, our unamortized share-based compensation was $4.1 million which we plan to amortize over the next 2.5 years.

As of September 30, 2010, our unamortized nonvested equity share-based compensation was $444,000 which we plan to amortize over the next 1.4 years.

6. LONG-TERM NOTES

Tenant Improvement Loan Agreement

During 2006, we entered into a loan agreement with the lessor of our corporate headquarters in Redmond, Washington to finance $536,000 in tenant improvements. The loan carries a fixed interest rate of 9% per annum, is repayable over the initial term of the lease, which expires in 2013, and is secured by a letter of credit. The balance of the loan was $264,000 at September 30, 2010.

7. RECEIVABLES FROM RELATED PARTIES

In January 2006, one officer left the company and his outstanding loans from the company became due in January 2007. In October 2009, we entered into a settlement agreement with the former officer. In addition to payments already received by us, the officer has committed to make additional payments of $30,000 over the next year.

Another officer with outstanding loans left the company in August 2007 and his loans from the company became due in August 2008. We are pursuing collection of the remaining outstanding balance from the former officer.

As of September 30, 2010 and December 31, 2009, the total amount outstanding under the loans was $400,000 and the balances were fully reserved.

8. WARRANTS

In 2005 we issued warrants to purchase 2,302,000 shares of common stock in connection with certain notes, of which 1,089,000 remained outstanding as of September 30, 2010. The warrants meet the definition of derivative instruments that must be accounted for as liabilities because we cannot engage in certain corporate transactions affecting the common stock unless we make a cash payment to the holders of the warrants. We record changes in the fair values of the warrants in the statement of operations each period. We valued the remaining warrants at September 30, 2010 using the Black-Scholes option pricing model with the following assumptions: expected volatility of 80%; expected dividend yield of 0%; risk free interest rate of 0.15%; and contractual lives of 0.2 years. The changes in value of the warrants of $338,000 for the three months and $829,000 for the nine months ended September 30, 2010 were recorded as non-operating gains and are included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

9. COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes would have a material adverse effect on the Company's financial position, results of operations or cash flows.

10. COMMITTED EQUITY FINANCING FACILITY

In August 2010, we entered into a committed equity financing facility with Azimuth Opportunity, Ltd., ("Azimuth"), under which we may sell to Azimuth up to the lesser of $60.0 million or 17,771,901 of our shares of common stock over a 24-month term, which began on September 9, 2010. In September 2010, we raised $12.5 million through the sale of approximately 6.3 million shares of our common stock under this facility. As of September 30, 2010 we have the lesser of approximately $47.5 million or 11.4 million shares of common stock remaining available under the facility.

From time to time over the agreement term, and in our sole discretion, we may present Azimuth with draw-down notices requiring Azimuth to purchase shares of our common stock over 10 consecutive trading days, (the "Draw-Down Period"), at a pre-determined purchase price. The agreement allows us, in our sole discretion but subject to certain limitations, to require Azimuth to purchase the greater of the daily allocation amount specified in the draw-down notice or a percentage of the daily trading volume of our common stock for each trading day during the Draw-Down Period.

The purchase price for shares of our common stock equals the daily volume-weighted average price of our common stock on each trading day during the Draw-Down Period, less a discount ranging from 3.50% to 10.0%. The discount is determined by a minimum threshold price that we solely specify, which in no event can be less than $1.25. The total dollar amount of each draw down is subject to certain agreed-upon limitations based on the market price of our common stock at the time of the draw down. We will determine, in our sole discretion, the timing, the dollar amount and the price per share of each draw under this facility, subject to certain conditions. We are allowed to present Azimuth with up to 24 draw-down notices during the agreement term, with only one such draw-down notice allowed per Draw-Down Period and a minimum of five trading days required between each Draw-Down Period.

In consideration for Azimuth's execution and delivery of the purchase agreement, we paid Azimuth $150,000 in cash and 64,377 shares of our common stock. Reedland Capital Partners is acting as placement agent and receives a fee for its services equal to 1% of the aggregate dollar amount of common stock purchased by Azimuth upon settlement of any draw under the facility.

11. NEW ACCOUNTING PRONOUNCEMENTS

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

12. SUBSEQUENT EVENT

On October 29, 2010, we entered into an agreement to purchase a patent portfolio containing 195 patents and patents pending from Motorola, Inc. to complement our current portfolio of pico projection and display patents. Under terms of the agreement we issued approximately 830,000 shares of Microvision common stock and are obligated to make cash payments of $220,000 in June 2011 and $330,000 in June 2012.

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

In September 2009, we launched the sale of a small accessory projector that is the first commercial product based on the PicoP display engine. The accessory projector can display images from a variety of video sources including cell phones, portable media players, PDAs, gaming consoles, laptop computers, digital cameras, and other consumer electronics products. We have been selling the accessory projector in limited quantity through our Asian and European based distributors. In March 2010, we began selling the accessory projector through our online store to customers in the United States. We plan to add distribution channels as the production capacity for our manufacturing partner, green laser suppliers and other component suppliers increases.

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

Results of Operations

Contract revenue.

                                                  % of                  % of
                                                contract              contract
                                       2010      revenue     2009      revenue   $ change  % change
(in thousands)                       ---------  ---------  ---------  ---------  --------- ---------
Three months ended September 30
Government revenue                  $      --         --  $     370       45.3  $    (370)   (100.0)
Commercial revenue                        221      100.0        447       54.7       (226)    (50.6)
                                     ---------             ---------             ---------
Total contract revenue              $     221             $     817             $    (596)    (72.9)
                                     =========             =========             =========

Nine months ended September 30
Government revenue                  $      71       12.0  $   1,412       60.3  $  (1,341)    (95.0)
Commercial revenue                        521       88.0        930       39.7       (409)    (44.0)
                                     ---------             ---------             ---------
Total contract revenue              $     592             $   2,342             $  (1,750)    (74.7)
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

Contract revenue was substantially lower during the three and nine months ended September 30, 2010 than the same periods in 2009, due to reduced contract activity and lower beginning backlog in 2010 compared to the prior year. We expect that we will enter into few new development contracts for engineering services as we continue to focus our resources on commercialization of our PicoP-based products.

Our backlog of development contracts, including orders for prototype units and evaluation kits, at September 30, 2010 was $1.1 million compared to $103,000 at September 30, 2009, all of which is scheduled for completion during the next twelve months.

Product revenue.

                                                  % of                  % of
                                                 product               product
                                       2010      revenue     2009      revenue   $ change  % change
(in thousands)                       ---------  ---------  ---------  ---------  --------- ---------
Three months ended September 30
Bar code revenue                    $      95        8.8  $     107      100.0  $     (12)    (11.2)
Pico projector revenue                    985       91.2         --         --        985        n/a
                                     ---------             ---------             ---------
Total product revenue               $   1,080             $     107             $     973     909.3
                                     =========             =========             =========

Nine months ended September 30
Bar code revenue                    $     315        9.1  $     520      100.0  $    (205)    (39.4)
Pico projector revenue                  3,150       90.9         --         --      3,150        n/a
                                     ---------             ---------             ---------
Total product revenue               $   3,465             $     520             $   2,945     566.3
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

Bar code revenue was lower during the three and nine months ended September 30, 2010 than the same period in 2009, due to our decreased investment in our bar code product during 2009. We do not expect to increase our investment in the bar code product in the future and we are currently evaluating opportunities to sell our existing bar code inventory and sell or license our bar code production capability and technology.

Pico projector revenue includes the sales of our accessory pico projector product which was launched in September 2009.

In March 2010, we received an $8.5 million purchase order from an OEM customer for our PicoP based embedded engine. The customer plans to incorporate our PicoP engine into a high end media player scheduled for release in 2011. We expect to begin supplying this customer with embedded engines in the first half of 2011.

The backlog of product orders at September 30, 2010 was approximately $16.9 million, which is composed almost exclusively of PicoP based products, compared to $1.9 million at September 30, 2009, which is scheduled for delivery over the next fifteen months.

Cost of contract revenue.

                                                  % of                  % of
                                                contract              contract
                                       2010      revenue     2009      revenue   $ change  % change
(in thousands)                       ---------  ---------  ---------  ---------  --------- ---------
Three months ended September 30     $      53       24.0  $     379       46.4  $    (326)    (86.0)
Nine months ended September 30            202       34.1      1,289       55.0     (1,087)    (84.3)

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

Cost of contract revenue was lower during the three and nine months ended September 30, 2010 than the same periods in 2009 as a result of the decreased activity on development contracts. The cost of contract revenue as a percentage of contract revenue was lower in the three and nine months ended September 30, 2010, than in the comparable periods in 2009 as a result of differences in the cost mix of the contracts, prototype units and evaluation kits produced during those periods.

The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract cost mix and the levels of direct and indirect costs incurred. However, over longer periods of time we expect modest fluctuations in the cost of contract revenue, as a percentage of contract revenue.

Cost of product revenue.

                                                  % of                  % of
                                                 product               product
                                       2010      revenue     2009      revenue   $ change  % change
(in thousands)                       ---------  ---------  ---------  ---------  --------- ---------
Three months ended September 30     $   4,059      375.8  $     720      672.9  $   3,339     463.8
Nine months ended September 30          8,555      246.9      1,504      289.2      7,051     468.8

Our costs to produce accessory pico projector units during the three and nine months ended September 30, 2010 were substantially higher than product revenue. Cost of product revenue includes the direct and allocated indirect cost of manufacturing products sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of these products. Indirect costs include labor and other costs associated with operating our manufacturing capabilities and capacity.

During the three and nine months ended September 30, 2010, cost of product revenue included a write down of $2.0 million and $3.5 million, respectively, for inventory in stock at the end of the quarter. The write down included lower of cost or market adjustments primarily comprised of adjustments to our inventory value to reflect our current estimated selling price for our inventory, as well as a reserve adjustment for materials which we expect will become obsolete as we introduce new products.

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

Research and development expense.

                                       2010       2009     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended September 30     $   5,920  $   5,839  $      81        1.4
Nine months ended September 30         16,961     17,165       (204)      (1.2)

Research and development expense consists of:

  Compensation related costs of employees and contractors engaged in internal research and product development activities,
  Laboratory operations, outsourced development and processing work, and
  Other operating expenses.

In addition, we allocate our research and development resources based on the business opportunity of the available projects, the skill mix of the resources available and the contractual commitments we have made to customers. The increase in cost during the three months ended September 30, 2010, compared to the same period in 2009, is primarily attributable to lower contract revenue resulting in decreases in both overhead and direct material allocated to cost of contract revenue.

We believe that a substantial level of continuing research and development expense will be required to develop additional commercial products using the PicoP technology. Accordingly, we anticipate our level of research and development spending will continue to be substantial.

Sales, marketing, general and administrative expense.

                                       2010       2009     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended September 30     $   3,555  $   3,283  $     272        8.3
Nine months ended September 30         11,260     10,764        496        4.6

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

Interest income.

                                       2010       2009     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended September 30     $      15  $      45  $     (30)     (66.7)
Nine months ended September 30             94        188        (94)     (50.0)

The decrease in interest income for the three and nine months ended September 30, 2010 compared to the same periods in 2009 resulted primarily from lower average cash, investment securities balances, and interest rates.

Interest expense.

                                       2010       2009     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended September 30     $      15  $      19  $      (4)     (21.1)
Nine months ended September 30             48         50         (2)      (4.0)

Gain (loss) on derivative instruments, net.

                                       2010       2009     $ change   % change
(in thousands)                       ---------  ---------  ---------  ---------
Three months ended September 30     $     446  $  (2,246) $   2,692     (119.9)
Nine months ended September 30            875     (3,048)     3,923     (128.7)

In 2005 we issued warrants to purchase 2,302,000 shares of common stock in connection with certain notes, of which 1,089,000 remain outstanding as of September 30, 2010. The warrants meet the definition of derivative instruments that must be accounted for as liabilities because we cannot engage in certain corporate transactions affecting the common stock unless we make a cash payment to the holders of the warrants We record changes in the fair values of the warrants in the statement of operations each period. We valued the remaining warrants at September 30, 2010 using the Black-Scholes option pricing model with the following assumptions: expected volatility of 80%; expected dividend yield of 0%; risk free interest rate of 0.15%; and contractual life of 0.2 years. The changes in value of the warrants of $338,000 for the three months and $829,000 for the nine months ended September 30, 2010 were recorded as non-operating gains and are included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations. The changes in value of the warrants for the three and nine months ended September 30, 2010 was the result of changes in the value of our stock price and the decreasing contractual lives of the outstanding warrants.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of equity and debt securities and, to a lesser extent, from development contract revenues and product sales. At September 30, 2010, we had $21.3 million in cash, cash equivalents and investment securities, available-for-sale, which included $2.6 million in auction rate securities (ARS). There is currently no established primary orderly market for these ARS. If we were required to sell them in a short period of time we might receive less than their current estimated fair values. However, based on our current operating plan and ability to access our $18.7 million held in cash and cash equivalents as of September 30, 2010, we do not expect to be required to sell these securities materially below their current estimated fair value.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through April 2011. We will require additional cash to fund our operating plan past that time. We are introducing new products into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. If the level of sales anticipated by our financial plan is not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially to extend our funds as we pursue other financing opportunities and business relationships. This limitation of operations could include reducing our planned investment in working capital to fund revenue growth and delaying development projects resulting in reductions in staff, operating costs, capital expenditures and investment in research and development.

In August 2010, we received a report from our independent public accounting firm regarding the consolidated financial statements for the year ended December 31, 2009 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared on a going concern basis.

In August 2010, we entered into a committed equity financing facility under which we may sell up to the lesser of $60.0 million or 17,771,901 shares of our common stock to Azimuth Opportunity, Ltd over a 24-month term. In September 2010, we raised $12.5 million through the sale of approximately 6.3 million shares of our common stock under this facility. As of September 30, 2010 we have the lesser of approximately $47.5 million or 11.4 million shares of common stock remaining available under the facility, though we may not be able to sell shares under the facility in the amounts desired or at all. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through April 2011.

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

Cash used in operating activities totaled $35.0 million during the nine months ended September 30, 2010, compared to $23.4 million during the same period in 2009. During the nine months ended September 30, 2010, the increase in cash used in operating activities was primarily driven by lower contract activity and higher inventory purchases for commercialization of PicoP-based products.

We had the following material gains and charges, and changes in assets and liabilities during the nine months ended September 30, 2010:

  "Inventory" During the nine months ended September 30, 2010, ending inventory increased by $6.8 million, primarily attributable to our accessory pico projector product.
  "Accounts Payable" During the nine months ended September 30, 2010, accounts payable increased approximately $2.7 million, primarily due to increased inventory purchases for the pico projector product line.

Cash used in investing activities totaled $1.9 million for the nine months ended September 30, 2010 compared to $729,000 during the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we used cash of $1.7 million for capital expenditures, compared to $729,000 during the same period in 2009. During the nine months ended September 30, 2010, the increase in cash used in investing activities was primarily a result of the costs associated with a new enterprise resource planning system and production equipment purchases.

Cash provided by financing activities totaled $12.5 million for the nine months ended September 30, 2010 compared to $16.4 million during the same period in 2009. In September 2010, we completed a draw down from our committed equity financing facility and raised $12.5 million, before placement agent and other issuance costs, from the sale of 6,277,275 shares of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of September 30, 2010, approximately 88% of our total cash, cash equivalents and investment securities available-for-sale have variable interest rates or are very short-term discount notes traded in active markets. Therefore, we believe our exposure to the market and interest rate risk is not material. The remainder is composed of $2.6 million par student loan auction-rate securities (SLARS). Our SLARS are investment grade variable interest rate long-term bonds with rate resets, with purchases and sales determined via a Dutch Auction process every 28 days. They were issued to fund U.S. government guaranteed student loans. Beginning in February 2008, deteriorating global banking conditions led to insufficient investor bids to clear the auctions and fund the secondary market. In compliance with the securities' terms, the issuers then began, and continue, to pay interest at "maximum rates", instead of "auction rates".

Given the adverse credit market conditions and SLARS short-term illiquidity, the fair value of the principal became more sensitive to changes in interest rates and the spread between short and long rates than it was in the pre-2008 ARS credit marketplace. As a result, we estimated the fair value of the SLARS to be approximately $2.7 million at December 31, 2008. There were no adjustments to the fair value of the SLARS during 2009 or through September 30, 2010. In March 2010, one of the issuers redeemed $100,000 of our auction rate securities at par value through its voluntary lottery redemption program. If market conditions worsen, we may have to further adjust the estimated fair value and record additional charges to earnings if we believe the adjustment is other-than-temporary. In the event we need immediate access to the funds invested in the SLARS, we could be required to sell them at an amount below our current carrying value. Any of these events could affect our consolidated financial condition, results of operations and cash flows. However, based on recent market stabilization and strengthening, we do not expect to be required to sell these securities materially below their current estimated fair values.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of September 30, 2010, our cash and cash equivalents and investments available-for-sale securities portfolio are comprised of short-term highly rated money market funds and the SLARS.

The values of cash equivalents and investment securities, available-for-sale by maturity date as of September 30, 2010, are as follows:

                                      Amount      Percent
                                     ---------  ---------
Cash and cash equivalents           $  18,658      87.72%
Less than one year                         12       0.06%
One to two years                           --         --
Greater than five years                 2,600      12.22%
                                     ---------  ---------
                                    $  21,270     100.00%
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

  As of September 30, 2010, we had an accumulated deficit of $363.6 million.
  We incurred consolidated net losses of $259.5 million from inception through 2007, $32.6 million in 2008, and $39.5 in 2009, and a net loss of $32.0 million in the nine months ended September 30, 2010.

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

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through April 2011. We will require additional cash to fund our operating plan past that time. We are introducing new products into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. If the level of sales anticipated by our financial plan is not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We plan to obtain additional cash through the issuance of equity or debt securities.

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

Our backlog of open purchase orders reported from time to time may be significant and totaled $16.9 million as of September 30, 2010.  We may be unable to meet the performance requirements, including performance specifications or delivery dates, required by such purchase orders.  Further, our customers may be unable or unwilling to perform their obligations there under on a timely basis or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals.  To the extent we are unable to perform under such purchase orders or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

It may become more difficult to sell our stock in the public market.

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were not listed on the NASDAQ Capital Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market- making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. The market price of our stock has mostly traded below $5.00 per share during 2009, 2008, and 2007. On October 26, 2010, the closing price of our stock was $2.03.

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

We have begun sales of units incorporating the PicoP display engine. However, we must undertake additional research, development and testing before we are able to develop additional products for commercial sale. Product development delays by us or our potential product development partners, or the inability to enter into relationships with these partners, may delay or prevent us from introducing products for commercial sale. We intend to rely on third-party developments or to contract with other companies to continue development of green laser devices we will need for our products.

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

During the first nine months of 2010 and the full year of 2009, 2% and 43%, respectively, of our revenue was derived from performance on a limited number of development contracts with the U.S. government. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues. Our government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors continuously engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. Our contracts with the government are subject to immediate termination by the government for convenience at any time. The government may choose to use contractors with competing display technologies or it may decide to discontinue any of our programs altogether. In addition, those development contracts that we do obtain require ongoing compliance with applicable government regulations. Termination of our development contracts, a shift in government spending to other programs in which we are not involved, a reduction in government spending generally, or our failure to meet applicable government regulations could have severe consequences for our results of operations.

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

MICROVISION, INC.
Date: November 4, 2010	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2010	BY:	/s/ Jeff Wilson
Jeff Wilson
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)

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