Form 10-K
period 2010-12-31
MICROVISION INC
filed 2011-03-10
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $262.7 million (based on the closing price for the registrant's Common Stock on the NASDAQ Global Market of $2.96 per share).

The number of shares of the registrant's Common Stock outstanding as of February 25, 2011 was 102,505,000.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2011 Annual Meeting of Shareholders are incorporated herein by reference into Part III of this report.

MicroVision, Inc.
2010 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Part I.		Page
Item 1.	Description of Business	**
Item 1A.	Risk Factors	**
Item 1B.	Unresolved Staff Comments	**
Item 2.	Properties	**
Item 3.	Legal Proceedings	**
Item 4.	[Removed and reserved]	**
Item 4A.	Executive Officers of the Registrant	**
Part II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securites	**
Item 6.	Selected Financial Data	**
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	**
Item 7A.	Quantitative and Qualitative Disclosures About Market Risks	**
Item 8.	Financial Statements and Supplementary Data	**
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	**
Item 9A.	Controls and Procedures	**
Item 9B.	Other Information	**
Part III.
Item 10.	Directors and Executive Officers and Corporate Governance	**
Item 11.	Executive Compensation	**
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	**
Item 13.	Certain Relationships and Related Transactions, and Director Independence	**
Item 14.	Principal Accounting Fees and Services	**
Part IV.
Item 15.	Exhibits, Financial Statement Schedules	**
Signatures		**

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

ITEM 1. BUSINESS

Overview

We are developing high-resolution miniature laser display and imaging engines based upon our proprietary PicoP® display engine technology. Our PicoP technology utilizes our widely patented expertise in two dimensional Micro-Electrical Mechanical Systems (MEMS), lasers, optics, and electronics to create a high quality video or still image from a small form factor device with lower power needs than conventional display technologies. Our strategy is to develop and supply PicoP display engines to original equipment manufacturers (OEMs) that would embed them into a variety of consumer, automotive, enterprise and industrial products.

The primary objective for consumer applications is to provide users of mobile consumer devices such as smartphones, media players, tablet PCs and other consumer electronics products with a large screen viewing experience produced by a small embedded projector. These potential products would allow users to watch movies and videos, play video games, and display images and other data onto a variety of surfaces, freeing users from the limitations of a small, palm-sized screen. The PicoP could be further modified to be embedded into a pair of glasses to provide the mobile user with a see-through or occluded personal display to view movies, play games or access other content.

The PicoP with some modification could be embedded into a vehicle or integrated into a portable standalone aftermarket device to create a high-resolution head-up display (HUD) that could project point-by-point navigation, critical operational, safety and other information important to the vehicle operator.

The enterprise products employing our technology would allow users in field-based professions such as service repair or sales to view and share information such as schematics for equipment repair and sales data and orders within CRM applications on a larger, more user-friendly interface. We also see potential for embedding the PicoP laser display engine in industrial products where our displays could be used for 3D measuring and digital signage, enhancing the overall user experience of these applications.

In 2009, we launched the first commercial product based on the PicoP display engine, a small accessory pico projector called the SHOWWX™ laser pico projector, through our Asian and European based distributors and have subsequently added additional sales channels and a second accessory product. We currently market and sell our accessory projectors through a network of global distributors as well as directly to end users through our website. In the future, we plan to add distribution channels and geographic locations for our PicoP-based products. We continue to enter into a limited number of development agreements with commercial and U.S. government customers to develop advanced prototypes and demonstration units based on our light scanning technologies.

We develop and procure intellectual property rights relating to our technologies as a key aspect of our business strategy. We generate intellectual property from our ongoing performance on development contracts and our internal research and development activities. We also have acquired exclusive rights to various technologies under licensing and acquisition agreements.

Technology

Our patented PicoP display engine technology includes a single-mirror MEMS scanner, laser light sources, electronics, and optics combined using our proprietary system control expertise, gained through years of internal research and development. Our bi-directional MEMS scanning mirror is a key component of our technology platform and is one of our core competencies. Our MEMS design is a silicon device with a tiny mirror at the center. This mirror is connected to small flexures which allow it to oscillate vertically and horizontally to capture (imaging) or reproduce (display) an image pixel-by-pixel. Our PicoP display engines create a brilliant, full color, high contrast, uniform display over the entire field of view, from a small and thin package. We believe that our proprietary PicoP display engine technology offers significant advantages over traditional display and imaging systems. Depending on the specific product application, these advantages may include:

  Small and thin package size
  Higher brightness and contrast with 100% brightness uniformity
  Rich, saturated color reproduction
  Higher resolution
  Clear text readability
  Reduced power requirements
  Simple optical design that does not require complex focusing lenses
  Lower price at volume

Our PicoP display engine currently uses red and blue laser diodes and a frequency-doubled "synthetic" green laser to create a full color image. Synthetic green lasers are infrared lasers that are manipulated to reduce their wavelength to produce a green light. This conversion process creates a complex system of multiple components held to tight tolerances making manufacturing more challenging. Historically, availability of synthetic green lasers has been constrained due to their complexity and the existence of only one or two manufacturers.

At least five companies worldwide have announced they are developing direct green lasers for late-2011 to mid-2012 commercial introduction. Direct green lasers are capable of producing green light natively, greatly simplifying laser design and manufacturing. Direct green lasers are expected to be manufactured in a manner similar to red and blue laser diodes available today, facilitating lower cost and rapid scalability to commercial quantities. The combination of smaller size, lower power, and lower cost make direct green lasers an attractive alternative to synthetic green lasers for use in our PicoP display engine. We have integrated direct green laser samples from three laser manufacturers into prototypes of our PicoP display engine.

During 2010, we successfully developed and demonstrated a 720p HD prototype pico projector with similar form factor to our SHOWWX laser pico projector. This prototype was created as part of our technology roadmap to continue increasing the resolution of our displays, which we believe will continue to be a differentiating feature of pico projector products.

Business Strategy

Our business strategy is to promote our technology in the form of integrated and embedded components to leading OEMs for widespread use in display and imaging product applications, as well as leverage our technology expertise into our own end-user products. Presently, we are focused on the following steps to implement our business strategy:

  Market and sell our accessory projectors and our planned future products, through multiple sales channels including distributors, OEMs, and directly to end users.
  Continue rapid advancement of our technology platform and roadmap.
  Partner with original design manufacturers (ODMs) and Tier 1 suppliers to produce advanced prototypes and demonstration units using our PicoP display engines, to market the benefits of our technology by us or our partners to OEM customers.
  Target leading OEMs to integrate our PicoP display engines into their products.
  Seek opportunities to partner with ODMs to rapidly advance design of PicoP-based products while minimizing our own development costs.

In December 2010, we entered into a non-binding Memorandum of Understanding (MOU) with Pioneer Corporation to develop, manufacture, and distribute display engines and display engine subsystems using our proprietary technology. Under an earlier executed joint development agreement, we will jointly develop with Pioneer a laser light source module using direct red, blue, and green laser diodes and a separate display engine subsystem which is based on our PicoP technology. The MOU establishes the framework of a future manufacturing and commercial distribution agreement between the companies for PicoP display engines and display engine subsystems to be used in consumer, after-market and embedded automotive products. Pioneer has announced that it intends to introduce a commercial in-vehicle head-up display product using the module under development into the consumer market in 2012.

Product and Marketing Focus:

Pico Projector Displays

The use of mobile devices worldwide has grown significantly in the last decade and consumers' awareness and willingness to use mobile devices for data services has increased dramatically over the last few years. Applications such as email, web-browsing, downloading and playing of videos, social networking and mobile gaming are driving the demand for more capable smartphones and other mobile devices such as tablets. Typically, these devices have small screens which limit the utility and enjoyment of the content, especially in small group settings. We believe that pico projectors can free mobile device users from the limitations of a palm-sized or tablet-sized screen and provide a large screen viewing experience to increase the usefulness and enjoyment of watching movies and videos, playing video games, and displaying images and many other applications.

In addition to selling our accessory pico projector products, we are working with partners to develop small projector displays embedded into mobile products. In addition to functioning inside a stand alone accessory device that connects to mobile video sources such as tablet PCs, smartphones, personal media players or laptop computers, we believe our PicoP display engine can meet the size, power and performance requirements to be embedded into portable hand-held devices including mobile phones. We plan to enter into agreements with OEMs to produce and distribute PicoP-based products.

In September 2009, we launched the first accessory laser pico projector based on our PicoP display engine, the SHOWWX laser pico projector, with three initial partners in Asia-Pacific and Europe. In March 2010, we expanded distribution to the United States. The SHOWWX is a battery operated plug-and-play projector that can project a full color, WVGA (848 X 480 pixels), DVD-quality image with vivid colors and exceptional contrast that is always in focus. The SHOWWX is a "Made for iPod" product. In November 2010, we added a second accessory projector to our product line, the SHOWWX+, which is 50% brighter and is a "Made for iPod, iPhone, and iPad" product. Our accessory projector products are manufactured by a high volume contract manufacturer who also builds the PicoP display engine.

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

Working independently and with various ODMs and Tier 1 automotive suppliers, we have developed PicoP-enabled HUD prototypes and are working to market them to OEM customers. We expect that our PicoP display engine subsystem could be integrated by a Tier 1 supplier into their HUD product package for sale to automobile manufacturers or by a product integrator into an aftermarket product for direct sale to their customers for use in automobiles, specialty vehicles, trucks, buses and motor coaches.

In December 2010, we announced that we are working with Pioneer Corporation to develop a light source module based on direct red, blue, and green laser diodes and display engine subsystems which would serve as the basis for an in-vehicle HUD product targeted for commercial introduction by Pioneer in 2012.

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

  See-through performance - See-through eyewear displays enable interaction with the real world and one's personal mobile services at the same time. Unlike competing wearable displays, a see-through display does not obstruct the wearer's vision or reduce awareness of what is happening around the user.
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

We are working with the U.S. military and commercial customers to further develop the optical design and integration of the PicoP display engine for military applications such as helmet mounted displays and full color see-through eyewear. We plan to work with OEMs and system integrators to incorporate the PicoP display engine into integrated solutions for potential military and commercial customers.

Bar Code Scanners

We currently sell our ROV hand held bar code scanners, which use our proprietary MEMS technology, and bar code scanner enabled enterprise solutions to end users through distributors and our online store. In the second half of 2009, we reduced our sales and marketing efforts on the bar code product and we do not expect to increase our investment in the bar code product in the future. We are currently evaluating opportunities to sell our existing bar code inventory and sell or license our bar code production capability and technology.

Go-To-Market Strategy

We are evaluating opportunities to widely market our products using a variety of distribution channels such as establishing partnerships with OEMs and distributors. Our products may carry the MicroVision brand or be branded and distributed by our OEM or distribution partners.

Certain potential applications using the PicoP display engines, such as an automotive HUD or pico projection for tablet PCs and mobile phones, requires integration of our engine into other technologies. In markets requiring high volume production of the PicoP display engine components or subsystems that are to be integrated with other components, we plan to provide designs for components, subsystems and systems to OEMs under licensing agreements.

We expect that some customers will require unique designs for their products. We expect that such relationships will generally involve a period of co-development during which our customer's engineering, manufacturing and marketing teams would work with our technical staff to modify the PicoP display engine for their targeted market and application. We may charge fees to our customers to fund the costs of the engineering effort incurred on such development projects. The nature of these relationships may vary from partner to partner depending on the proposed specifications for the PicoP display engine, the product to be developed, and the customers' design, manufacturing and distribution capabilities. We believe that by limiting our own direct manufacturing investment for products, we will reduce our capital requirements and risks inherent in taking the PicoP display engine to the consumer market.

To date, the majority of our revenue from pico projection products has been generated primarily through sales of our accessory projectors through distributors and OEM customers, and to a lesser extent directly to end users through our online store. In the future, we expect a larger percentage of our revenue to come from embedded engines sold to OEMs, ODMs and other product integrators, as well as from royalties associated with licensing reference designs for components, subsystems, and systems under licensing agreements.

Human Factors, Ergonomics and Safety

We conduct ongoing research on safety factors that must be addressed by products incorporating our technology, including such issues as the maximum permissible laser exposure limits established by International Electrotechnical Commission (IEC) and others. Independent experts have concluded that laser exposure to the eye resulting from use of the light scanning displays under normal operating conditions would be below the calculated maximum permissible exposure level set by IEC. Our accessory pico projectors products are Class 2 laser products, which are products safe for use by consumers.

In addition, we work with and commission third party independent experts in the field of laser safety to assist in meeting safety specifications as requested by our customers.

Competitive Conditions

The information display industry is highly competitive. Our potential display products will compete with established manufacturers of mature display technologies such as miniaturized cathode ray tube and flat panel display devices, as well as companies developing new display technologies. Our competitors include companies such as Texas Instruments Incorporated, 3M, and Light Blue Optics Ltd. in the pico projection display segment and Nippon Seiki, Yazaki Corporation and Johnson Controls Incorporated in the vehicle displays segment, most of which have much greater financial, technical and other resources than we do. Many of our competitors are developing alternative miniature display technologies. Our competitors may succeed in developing information display technologies and products that could render our technology or our proposed products commercially infeasible or technologically obsolete.

Pico projectors are an emerging class of miniature projectors that are generally handheld, battery operated, mobile projectors. Most of the competing projectors currently on the market or planned for introduction in the next 6-12 months are primarily based on either liquid crystal on silicon (LCOS) panel solutions or Texas Instruments' DLP™ display technology, using primarily light emitting diode light sources. Each of these solutions can create images from a small form factor of varying resolution, brightness, image quality, battery life, and ease of use.

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

In October 2010, we purchased a significant patent portfolio from Symbol Technologies Inc., a subsidiary of Motorola, Inc. The portfolio, which we believe to be one of the largest, broadest and earliest filed laser pico projection and display portfolio outside of ours, includes applications such as automotive head-up display, 3D projection, range finding, portable media devices, image capture and laptop applications and complements our already extensive and highly-rated patent assets. With the addition of this portfolio, MicroVision's total patent count exceeds 500 issued patents, pending patents and licensed patents worldwide.

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

Among the marks we have registered are "PicoP," "MicroHud" and the "tri-curve" logo with the United States Patent and Trademark Office. We have filed for registration of various other marks with the United States Patent and Trademark Office.

Additional Information

We perform research and development to design and develop our technology platform and modifications to the PicoP display engine that will be required for specific applications. Research and development expense for the fiscal years ended December 31, 2010, 2009, and 2008 was $21.6 million, $24.6 million, and $22.6 million, respectively. In 2010, 81% of our revenue was generated from product sales, 4% and 15% of revenue was derived from performance on development contracts with the U.S. government and commercial customers, respectively. One commercial customer accounted for 26% of total revenue in 2010. Prior to 2010, most of our revenue was generated from development contracts to develop our technology to meet customer specifications for both the U.S. government and commercial enterprises. In 2009, 43% and 31% of revenue was derived from performance on development contracts with the U.S. government and commercial customers, respectively, and the remainder from sales of bar code scanner and SHOWWX units. Two government customers accounted for 24% and 17%, respectively, of total revenue in 2009. In 2008, 34% and 40% of revenue was derived from performance on development contracts with the U.S. government and commercial customers, respectively, and the remainder from sales of bar code scanner units. Two commercial customers accounted for 15% and 11%, respectively, of total revenue in 2008. Our contracts with the U.S. government can be terminated for convenience by the U.S. government at any time. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

We had a backlog of $13.7 million at December 31, 2010 compared to a backlog of $3.9 million at December 31, 2009. The backlog at December 31, 2010, is composed of $868,000 in government development contracts, $81,000 in commercial development contracts and orders for prototype units and evaluation kits, and $12.7 million in orders for PicoP display engines, accessory pico projectors, and ROV units. We plan to complete all of the backlog contracts by mid-2012. Product backlog at December 31, 2010 includes orders of $11.9 million from an OEM customer for embedded display engines. The customer plans to embed our Pico engine into its high end media player and has communicated plans to launch its product during the second quarter of 2011. We are working with the customer to define specific product launch timing and initial forecast for delivery of the embedded engines. The remaining product backlog is scheduled for delivery within one year.

Employees

As of February 15, 2011, we had 108 employees.

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

  As of December 31, 2010, we had an accumulated deficit of $379.0 million.
  We incurred consolidated net losses of $259.4 million from inception through 2007, $32.6 million in 2008, $39.5 million in 2009, and $47.5 million in 2010.

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

We cannot be certain that we will succeed in obtaining additional development contracts or that we will be able to obtain substantial customer orders for our products. In light of these factors, we expect to continue to incur substantial losses and negative cash flow at least through 2011 and likely thereafter. We cannot be certain that we will achieve positive cash flow at any time in the future.

We will require additional capital to fund our operations and to implement our business plan. If we do not obtain additional capital, we may be required to curtail our operations substantially. Raising additional capital may dilute the value of current shareholders' shares.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through August 2011. We will require additional cash to fund our operating plan past that time. We are introducing new products into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. If the level of sales anticipated by our financial plan is not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We plan to obtain additional cash through the issuance of equity or debt securities.

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

Additional capital may not be available to us, or if available, on terms acceptable to us or on a timely basis. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of current shareholders' shares. If adequate funds are not available on a timely basis we intend to consider limiting our operations substantially to extend out funds as we pursue other financing opportunities and business relationships. This limitation of operations could include reducing our planned investment in working capital to fund growth and delaying development projects resulting in reductions in staff and operating costs as well as reductions in capital expenditures and investment in research and development

If we cannot manufacture products at competitive prices, our financial results will be adversely affected.

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

We or our customers may fail to perform under open orders, which could adversely affect our operating results and cash flows.

Our backlog of open orders totaled $13.7 million as of December 31, 2010 and includes orders of $11.9 million from an OEM customer for embedded display engines that it plans to incorporate into its high end media player.  We may be unable to meet the performance requirements, including performance specifications or delivery dates, required by such purchase orders.  Further, our customers may be unable or unwilling to perform their obligations there under on a timely basis or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals.  To the extent we are unable to perform under such purchase orders or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

It may become more difficult to sell our stock in the public market.

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were not listed on the NASDAQ Capital Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. The market price of our stock has mostly traded below $5.00 per share during 2010, 2009, and 2008. On February 25, 2011, the closing price of our stock was $1.62.

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

Since 2010, most of our revenues have been generated from product sales to a limited number of customers and distribution partners. Our quarterly operating results may vary significantly based on:

  commercial acceptance of our PicoP-based products;
  the rate at which our distributors can achieve sell through of our products;
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

ITEM 4. [REMOVED AND RESERVED]

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers are appointed by our Board of Directors and hold office until their successors are elected and duly qualified. Mr. Tokman also serves as a director of MicroVision. The following persons serve as executive officers of MicroVision:

Alexander Tokman, age 49, has served as President, Chief Executive Officer and a director of MicroVision since January 2006. Mr. Tokman served as MicroVision's President and Chief Operating Officer from July 2005 to January 2006. Mr. Tokman, a former GE executive, joined MicroVision after a 10-year tenure at GE Healthcare, a subsidiary of General Electric, where he led several global businesses, most recently as General Manager of its Global Molecular Imaging and Radiopharmacy multi-technology business unit from 2003 to 2005. Prior to that, between 1995 and 2003, Mr. Tokman served in various cross-functional and cross-business leadership roles at GE where he led the definition and commercialization of several medical modalities product segments including PET/CT, which added over $500 million of revenue growth to the company within the first three years of its commercial introduction. Mr. Tokman is a certified Six Sigma and Design for Six Sigma (DFSS) Black Belt and Master Black Belt and as one of GE's Six Sigma pioneers, he drove the quality culture change across GE Healthcare in the late 1990s. From November 1989 to March 1995 Mr. Tokman served as new technologies programs lead and a head of I&RD office at Tracor Applied Sciences a subsidiary of then Tracor, Inc. Mr. Tokman has both an M.S. and B.S. in Electrical Engineering from the University of Massachusetts, Dartmouth.

Sid Madhavan, age 44, joined MicroVision in April 2006 as Vice President of Research and Product Development. Mr. Madhavan previously worked for GE Healthcare from 1998 to 2006 where he held various management positions and most recently served as a Global Engineering Subsystem Manager for a $2.1 billion Molecular Imaging and Computer Tomography business. He is a certified Six Sigma and Design for Six Sigma (DFSS) Black Belt and functional Master Black Belt and as an engineering leader, he led the definition and development of several key technology platform strategies that he translated into product launches. Mr. Madhavan brings over twenty years of cross-functional new product development experience, systems and software expertise, platform development and global management skills and received his B.S. degree in Electronics and Communications from Madurai Kamaraj University in India and his M.S. in Electrical Engineering from Texas A&M.

Joe O'Sullivan, age 54, has served as MicroVision's Vice President, Operations, Sales, and Marketing since January 2011 and as Vice President, Operations from February 2010 to January 2011. Mr. O'Sullivan brings over three decades of management experience in the high technology industry, primarily engaged in reengineering, architecting and implementing global supply chain, sales and marketing activities. Prior to February 2010, Mr.O'Sullivan served as Chief Operating Officer for InFocus from March 2007 to August 2009 where he led Operations, Customer Service, R&D, and Marketing and built a world class global operations function in Singapore, and as Vice President of Supply Chain Management from August 2004 to March 2007. From August 2003 to August 2004, Mr. O'Sullivan served as an operations and business development consultant with Banta Global Turnkey Ltd. Prior to that, between 1988 and 2003, Mr. O'Sullivan served in various leadership roles at Apple Computer Inc. where he established and optimized global supply chain operations, founded and executed efficiency initiatives and procurement strategy, and was among the first to create innovative supplier hubs in the high technology industry. At Apple Mr. O'Sullivan directed the product management and introduction of the iMac computer, in addition to his role as Vice President Asia Pacific Operations.

Thomas M. Walker, age 46, joined MicroVision in May 2002 and serves as Vice President, General Counsel and Secretary. Prior to joining MicroVision, Mr. Walker served as Senior Vice President, General Counsel and Secretary of Advanced Radio Telecom Corp., a publicly held technology and services company where he managed domestic and international legal affairs from April 1996 to April 2002. Prior to that, Mr. Walker advised publicly and privately held businesses while practicing in the Los Angeles offices of the law firms of Pillsbury Winthrop and Buchalter, Nemer Fields and Younger. Mr. Walker holds a B.A. from Claremont McKenna College and a J.D. from the University of Oregon.

Jeff T. Wilson, age 50, has served as Chief Financial Officer since April 2006, Principal Financial Officer since January 2006 and Principal Accounting Officer of MicroVision since August 1999. Mr. Wilson served as Vice President, Accounting of MicroVision from April 2002 to April 2006 and as Director of Accounting of MicroVision from August 1999 to March 2002. Prior to joining MicroVision, from 1991 to 1999, Mr. Wilson served in various accounting positions for Siemens Medical Systems, Inc., a developer and manufacturer of medical imaging equipment. Prior to 1991, Mr. Wilson served as a manager with the accounting firm PricewaterhouseCoopers LLP. Mr. Wilson is a Certified Public Accountant. Mr. Wilson holds a B.S. in Accounting from Oklahoma State University.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Market under the symbol "MVIS." As of February 25, 2011, there were approximately 359 holders of record of 102,505,000 shares of common stock outstanding. We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operations of our business and do not anticipate paying dividends on the common stock in the foreseeable future.

Our common stock began trading publicly on August 27, 1996. The quarterly high and low sales prices of our common stock for each full quarterly period in the last two fiscal years and the year to date as reported by The NASDAQ Global Market are as follows:

                                                            Common Stock
                                                       --------------------
Quarter Ended                                            HIGH        LOW
                                                       ---------  ---------
2009
March 31, 2009                                        $    2.20  $    0.77
June 30, 2009                                              3.30       1.20
September 30, 2009                                         5.71       2.70
December 31, 2009                                          5.75       2.90

2010
March 31, 2010                                        $    3.63  $    1.92
June 30, 2010                                              3.69       2.42
September 30, 2010                                         3.11       2.08
December 31, 2010                                          2.25       1.28

2011
January 1, 2011 to February 25, 2011                  $    2.42  $    1.48

ITEM 6. SELECTED FINANCIAL DATA

A summary of selected financial data as of and for the five years ended December 31, 2010 is set forth below. It should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

                                                                                    Years Ended December 31,
                                                                 ----------------------------------------------------------
                                                                    2010        2009        2008        2007        2006
                                                                 ----------  ----------  ----------  ----------  ----------
                                                                              (in thousands, except per share data)
Statement of Operations Data:
Revenue                                                         $    4,740  $    3,833  $    6,611  $   10,484  $    7,043
Net loss available for common shareholders                         (47,460)    (39,529)    (32,620)    (19,787)    (27,257)
Basic and diluted net loss per share                                 (0.52)      (0.54)      (0.53)      (0.40)      (0.81)
Weighted average shares outstanding basic and diluted               91,032      73,760      61,643      49,963      33,572
Balance Sheet Data:
Cash and cash equivalents                                       $   19,413  $   43,025  $   25,533  $   13,399  $   14,552
Investments available-for-sale                                          13       2,710       2,705      22,411          --
Working capital                                                     15,618      38,221      24,347      30,043      19,160
Total assets                                                        35,233      53,536      36,964      45,298      35,325
Long-term liabilities                                                1,394       1,471       1,776       2,201       2,616
Total shareholders' equity (deficit)                                21,833      41,891      27,651      33,061      21,864

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are developing high-resolution miniature laser display and imaging engines based upon our proprietary PicoP® display engine technology. Our PicoP technology utilizes our widely patented expertise in two dimensional Micro-Electrical Mechanical Systems (MEMS), lasers, optics and electronics to create a high quality video or still image from a small form factor device with lower power needs than conventional display technologies. Our strategy is to develop and supply PicoP display engines to original equipment manufacturers (OEMs) that would embed them into a variety of consumer, automotive, enterprise and industrial products.

The primary objective for consumer applications is to provide users of mobile consumer devices such as smartphones, media players, tablet PCs and other consumer electronics products with a large screen viewing experience produced by a small embedded projector. These potential products would allow users to watch movies and videos, play video games, and display images and other data onto a variety of surfaces, freeing users from the limitations of a small, palm-sized screen. The PicoP could be further modified to be embedded into a pair of glasses to provide the mobile user with a see-through or occluded personal display to view movies, play games or access other content.

The PicoP with some modification could be embedded into a vehicle or integrated into a portable standalone aftermarket device to create a high-resolution head-up display (HUD) that could project point-by-point navigation, critical operational, safety and other information important to the vehicle operator.

The enterprise products employing our technology would allow users in field-based professions such as service repair or sales to view and share information such as schematics for equipment repair and sales data and orders within CRM applications on a larger, more user-friendly interface. We also see potential for embedding the PicoP laser display engine in industrial products where our displays could be used for 3D measuring and digital signage, enhancing the overall user experience of these applications.

In 2009, we launched the first commercial product based on the PicoP display engine, a small accessory pico projector called the SHOWWX™ laser pico projector, through our Asian and European based distributors and have subsequently added additional sales channels and a second accessory product. We currently market and sell our accessory projectors through a network of global distributors as well as directly to end users through our website. In the future, we plan to add distribution channels and geographic locations for our PicoP-based products. We continue to enter into a limited number of development agreements with commercial and U.S. government customers to develop advanced prototypes and demonstration units based on our light scanning technologies.

We have incurred substantial losses since inception and expect to incur a substantial loss during the fiscal year ending December 31, 2011. We anticipate lowering our cash used in operations in 2011 significantly, through a combination of sharing development, product design, and commercialization costs with development partners, investing in advancement of next-generation PicoP technology based on direct green lasers while limiting our investment in the current-generation PicoP technology based on synthetic green lasers, lowering our working capital requirements and reducing our operating costs through other measures including a 20% workforce reduction completed in January 2011.

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

We believe the following key accounting policies require more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. We recognize product revenue and contract revenue on the sale of prototype units and evaluation kits, when there is sufficient evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. We have entered into agreements with resellers and distributors, as well as selling directly to the public. Sales made to resellers and distributors are recognized using either the sell-through method or upon expiration of the contractually agreed-upon acceptance period, depending on the volume of the sale. Some of the agreements with resellers and distributors contain price-protection clauses, and revenue is recognized net of these amounts. Sales made directly to the public are recognized either upon expiration of the contractual acceptance period after which there are no rights of return, or net of estimated returns and allowances. Provisions are made for warranties at the time revenue is recorded. Warranty expense was not material for any periods presented.

We recognize contract revenue as work progresses on long-term, cost plus fixed fee, and fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We have developed processes that allow us to make reasonable estimates of the cost to complete a contract. When we begin work on the contract and at the end of each accounting period, we estimate the labor, material and other costs required to complete the contract using information provided by our technical team, project managers, vendors, outside consultants and others and compare these to costs incurred to date. Since our contracts generally require some level of technology development to complete, the actual cost required to complete a contract can vary from our estimates. Recognized revenues are subject to revisions as actual cost becomes certain. Revisions in revenue estimates are reflected in the period in which the facts that give rise to the revision become known. Historically, we have made only immaterial revisions in the estimates to complete the contract at each reporting period. In the future, revisions in these estimates could significantly impact recognized revenue in any one reporting period. If the U.S. government cancels a contract, we would receive payment for work performed and costs committed to prior to the cancellation.

Cost of Revenue. Cost of revenue includes both the direct and allocated indirect costs of performing on development contracts and producing prototype units, evaluation kits, SHOWWX and ROV units. Direct costs include labor, materials and other costs incurred directly in performing on a contract or producing prototype units, evaluation kits, and accessory pico projector products. Indirect costs include labor and other costs associated with operating our research and development department and building our manufacturing and technical capabilities and capacity. Our overhead, which includes the costs of procuring, inspecting and storing material, and facility and depreciation costs, is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the proportion of direct material purchased for the respective activity.

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

Intangible Assets. Our intangible assets consist entirely of purchased patents. The patents are amortized using the straight-line method over their estimated period of benefit, ranging from one to 17 years. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

Inventory. We value inventory at the lower of cost or market with cost determined on a net-realizable value basis. We make significant judgments and estimates to value our inventory and make adjustments to its carrying value. We review several factors in determining the market value of our inventory including evaluating the replacement cost of the raw materials, the net realizable value of the finished goods, and the likelihood of obsolescence. If we do not achieve our targeted sales prices, if market conditions for our components or products were to decline or if we do not achieve our sales forecast, additional reductions in the carrying value of the inventory would be required.

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

Results of Operations

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

Product Revenue.

                                                              % of                  % of
                                                             product               product
                                                   2010      revenue     2009      revenue   $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------  ---------  ---------
Bar code revenue                                $     381        9.9  $     686       67.5  $    (305)     (44.5)
Pico projector revenue                              3,469       90.1        330       32.5      3,139      951.2
                                                 ---------             ---------             ---------
Total product revenue                           $   3,850             $   1,016             $   2,834      278.9
                                                 =========             =========             =========

Bar code revenue includes the sales of ROV bar code scanners. The decrease in bar code revenue for the year ended December 31, 2010 compared to the same period in 2009 was due to our decreased investment in our bar code product during 2009. We do not expect to increase our investment in the bar code product in the future and we are currently evaluating opportunities to sell our existing bar code inventory and sell or license our bar code production capability and technology.

Pico projector revenue includes the sales of SHOWWX which was launched in September 2009 and the SHOWWX+ which was launched in November 2010.

Our quarterly revenue may vary substantially due to the timing of product orders from customers, production constraints and availability of components and raw materials.

The backlog of product orders at December 31, 2010 was approximately $12.7 million, compared to $3.8 million at December 31, 2009. Product backlog at December 31, 2010 includes orders for $11.9 million from an OEM customer for embedded display engines. The customer plans to embed the engines into its high end media player and has communicated plans to launch its product during the second quarter of 2011. We are working with the customer to define specific product launch timing and initial forecast for delivery of the embedded engines. The remaining product backlog is scheduled for delivery within one year.

Contract Revenue.

                                                              % of                  % of
                                                            contract              contract
                                                   2010      revenue     2009      revenue   $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------  ---------  ---------
Government revenue                              $     201       22.6  $   1,649       58.5  $  (1,448)     (87.8)
Commercial revenue                                    689       77.4      1,168       41.5       (479)     (41.0)
                                                 ---------             ---------             ---------
Total contract revenue                          $     890             $   2,817             $  (1,927)     (68.4)
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

Contract revenue from government and commercial contracts was substantially lower during 2010 than in 2009 due to reduced contract activity and lower beginning backlog in 2010 compared to the previous year. We expect that we will enter into few new development contracts for engineering services as we continue to focus our resources on commercialization of products based on the PicoP display engine.

Our backlog of development contracts, including orders for prototype units and evaluation kits, at December 31, 2010 was $868,000 in government contracts and $81,000 in commercial contracts compared to $70,000 in government contracts and $30,000 in commercial contracts at December 31, 2009. The increase in backlog from 2009 is primarily attributed to two contracts with the US government entered into in late 2010. We plan to complete the entire contract backlog by mid 2012.

Cost of Product Revenue.

                                                              % of                  % of
                                                             product               product
                                                   2010      revenue     2009      revenue   $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------  ---------  ---------
Cost of product revenue                         $  15,779      409.8  $   2,363      232.6  $  13,416      567.8

Cost of product revenue includes the direct and allocated indirect cost of manufacturing products sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of these products. Indirect costs include labor and other costs associated with operating our manufacturing capabilities and capacity.

Our costs to produce accessory pico projector units during 2010 were substantially higher than product revenue. During the early phase of SHOWWX production, our design and manufacturing processes were not sufficiently mature to support commercial production. We classified overhead cost allocated to the SHOWWX as research and development expense until February 2010, when we determined that the SHOWWX design and production processes were mature enough to reach a level to support commercial production and since February 2010, all manufacturing costs have been included in cost of revenue.

Cost of product revenue for 2010 and 2009, included a write down of $9.6 million and $1.3 million, respectively, for inventory in stock at the end of the year. The write downs included lower of cost or market adjustments primarily comprised of adjustments to our inventory value to reflect the then current estimated selling price for our inventory, as well as a reserve adjustment for materials which we expect would become obsolete as we introduced new products. The increase in cost of product revenue for 2010, compared to 2009, was primarily attributed to increased material costs associated with higher volumes of product shipments and increased inventory write downs compared to the prior year.

The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix, the level of overhead expense and the volume of direct materials purchased.

The increase in the cost of product revenue as a percentage of product revenue in 2010 compared to the same period in 2009 was due to an increase in inventory write downs and a higher cost structure for the SHOWWX product.

Cost of Contract Revenue.

                                                              % of                  % of
                                                            contract              contract
                                                   2010      revenue     2009      revenue   $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------  ---------  ---------
Cost of contract revenue                        $     443       49.8  $   1,531       54.3  $  (1,088)     (71.1)

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

The cost of contract revenue was lower in 2010 than in 2009 as a result of the decreased activity on development contracts as we continue to focus our resources on commercialization of products based on the PicoP display engine.

The cost of contract revenue as a percentage of revenue was lower in 2010 than in 2009 as a result of difference in the cost mix of the contracts during those periods. The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract cost mix and the levels of direct and indirect costs incurred. However, over longer periods of time we expect modest fluctuations in the cost of contract revenue, as a percentage of contract revenue.

Research and Development Expense.

                                                   2010       2009     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Research and development                        $  21,600  $  24,577  $  (2,977)     (12.1)

Research and development expense consists of compensation related costs of employees and contractors engaged in internal research and product development activities, direct material to support development programs, laboratory operations, outsourced development and processing work, and other operating expenses. We allocate our research and development resources based on the business opportunity of the available projects, the skill mix of the resources available and the contractual commitments we have made to customers.

The decrease in cost during 2010, compared to the same period in 2009, is primarily attributable to less direct material purchased for development programs and a decrease in overhead allocated to research and development.

We believe that a substantial level of continuing research and development expense will be required to develop additional commercial products using the light scanning technology. Accordingly, we anticipate our level of research and development spending will continue to be substantial.

Sales, Marketing, General and Administrative Expense.

                                                   2010       2009     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Sales, marketing, general and administrative    $  15,252  $  14,540  $     712        4.9

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses. The increase in cost during 2010 compared to the same period in 2009 is primarily due to increased sales and marketing expense related to promoting our accessory pico projector products.

Interest Income and Expense.

                                                   2010       2009     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Interest income                                 $     112  $     212  $    (100)     (47.2)

                                                   2010       2009     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Interest expense                                $      62  $      68  $      (6)      (8.8)

The decrease in interest income in 2010 from 2009 results primarily from lower average cash, investments securities balances, and interest rates.

Realized Loss on Sale of Investment Securities

At December 31, 2009, we held $3.0 million par value student loan auction-rate securities (SLARS), fair valued at $2.7 million. In March and December 2010, one of the issuers redeemed a total of $200,000 of our SLARS at par value through a voluntary lottery redemption program. In December 2010, we sold our remaining SLARS for proceeds of approximately $2.4 million and recorded a loss of $127,000 which is included in "Realized loss on sale of investment securities" on the consolidated statements of operations.

Gain (Loss) on Derivative Instruments, Net.

                                                   2010       2009     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Gain (loss) on derivative instruments, net      $     842  $    (506) $   1,348     (266.4)

The change in "Gain (Loss) on derivative instruments, net" is primarily driven by the change in value of warrants we issued in 2005 to purchase 2,302,000 shares of common stock in connection with certain notes. The warrants met the definition of derivative instruments that must be accounted for as liabilities because we could not engage in certain corporate transactions affecting the common stock unless we made a cash payment to the holders of the warrants. We recorded changes in the fair values of the warrants in the statement of operations each period. As of December 31, 2009, 1,552,000 warrants remained outstanding and subsequently expired unexercised by December 31, 2010. The change in value of the warrants of $840,000 in 2010 was recorded as a non-operating gain and is included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

Income Taxes.

No provision for income taxes has been recorded because we have experienced net losses from inception through December 31, 2010. At December 31, 2010, we had net operating loss carry-forwards of approximately $257.6 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $5.4 million. The net operating loss carry-forwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2011 to 2030 if not previously utilized. In 2011, $2.1 million in net operating loss carry-forwards are scheduled to expire. The research and development tax credits and the remaining net operating losses are scheduled to expire between 2012 and 2030. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our shareholders during any three-year period would result in a limitation on our ability to utilize a portion of our net operating loss carry-forwards. We have determined that such a change of ownership occurred during 1996 and that the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $1.6 million.

We did not have any unrecognized tax benefits at December 31, 2010 or at December 31, 2009.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2010 and 2009, we recognized no interest and penalties.

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

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
                                                 =========             =========             =========

Bar code revenue includes the sales of ROV and our discontinued Flic bar code scanners. The decrease in bar code revenue for 2009 compared to 2008 was due to decreased purchasing volume of small and mid-sized businesses as a result of the global economic conditions. As a result of this downturn we reduced our sales and marketing efforts on the bar code product.

Pico projector revenue includes the sales of SHOWWX which was launched in September 2009.

The backlog of product orders at December 31, 2009 was approximately $3.8 million, compared to $276,000 at December 31, 2008.

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

In July 2009, we entered into a 9-month $1.0 million subcontract with Lockheed Martin Corporation to supply two full-color, daylight readable, see-through display systems as part of the U.S. government's Urban Leader Tactical Response, Awareness & Visualization program. Lockheed Martin holds a prime contract with the U.S. government for development of the soldier worn display.

Our backlog of development contracts at December 31, 2009 was $70,000 in government contracts and $30,000 in commercial contracts compared to $714,000 in government contracts and $228,000 in commercial contracts at December 31, 2008. The decrease in backlog from 2008 was primarily attributed to completion of government and commercial development contracts in 2009 and reduced contract activity as we moved closer to the commercialization of products based on our PicoP display engine.

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

During 2009, we were in the early phase of SHOWWX production and the design and manufacturing processes were not yet sufficiently mature to support commercial production. Our costs to produce SHOWWX units during 2009 were substantially higher than product revenue. We classified overhead cost allocated to the SHOWWX as research and development expense in 2009.

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

The increase in cost of product revenue for 2009, compared to 2008, was primarily attributed to increased inventory write downs compared to the prior year. The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix, the level of overhead expense and the volume of direct materials purchased. The increase in the cost of product revenue as a percentage of product revenue in 2009 compared to the same period in 2008 was due to a higher cost structure for the SHOWWX product and an increase in inventory write downs for the ROV product. In 2009, cost of product revenue included $1,257,000 of inventory write-downs compared to $475,000 for the same period in 2008.

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

In order to accelerate our time to market and because contract revenue was lower in 2009 compared to 2008, we directed more of our research and development work to internally funded projects compared to the same period last year. We have increased spending in research and development as part of our strategy to accelerate the time to market for products based on the PicoP. The increase in cost is primarily attributable to increases in payroll costs and contracted services.

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

Interest Income and Expense.

                                                   2009       2008     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Interest income                                 $     212  $   1,130  $    (918)     (81.2)

                                                   2009       2008     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Interest expense                                $      68  $      48  $      20       41.7

The decrease in interest income in 2009 from 2008 results primarily from lower average cash, investments securities balances, and interest rates.

Impairment of investment securities, available-for-sale.

                                                   2009       2008     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Impairment of investments, available-for-sale   $       0  $    (300) $     300      n/a

At December 31, 2009, our marketable securities portfolio included $3.0 million par value AAA rated student loan auction-rate securities (SLARS). During 2008, based on the length of the historical duration of failed SLARS auctions, the significant uncertainty of the prospective duration of inactivity, and lack of liquidity in the SLARS market, we determined that the estimated fair values of the SLARS were less than par value and the impairments were other-than- temporary. Using a discounted cash flow model, with rates adjusted for liquidity, to determine the estimated fair values we recorded an "impairment of investment securities, available-for-sale" of $300,000 for the period ended December 31, 2008. There were no adjustments to the fair value of the SLARS during 2009.

Gain (Loss) on Derivative Instruments, Net.

                                                   2009       2008     $ change   % change
(in thousands)                                   ---------  ---------  ---------  ---------
Gain (loss) on derivative instruments, net      $    (506) $   2,196  $  (2,702)    (123.0)

In 2005 we issued warrants to purchase 2,302,000 shares of common stock in connection with certain notes. The warrants met the definition of derivative instruments that must be accounted for as liabilities because we could not engage in certain corporate transactions affecting the common stock unless we made a cash payment to the holders of the warrants. We recorded changes in the fair values of the warrants in the statement of operations each period. In July 2008, warrants to purchase 750,000 shares of common stock expired unexercised. We valued the remaining warrants to purchase 1,552,000 shares of common stock at December 31, 2009 using the Black-Scholes option pricing model with the following assumptions: expected volatility of 80%; expected dividend yield of 0%; risk free interest rates ranging from 0.06% to 0.43%; and contractual lives ranging from 0.2 years to 0.9 years. The change in value of the warrants of $509,000 in 2009 was recorded as a non-operating loss and is included in "Gain (loss) on derivative instruments, net" in the consolidated statement of operations.

Income Taxes.

No provision for income taxes has been recorded because we have experienced net losses from inception through December 31, 2009. At December 31, 2009, we had net operating loss carry-forwards of approximately $237.3 million for federal income tax reporting purposes. In addition, we had research and development tax credits of $4.9 million. The net operating loss carry forwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2009 to 2029 if not used. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our shareholders during any three-year period would result in a limitation on our ability to utilize a portion of our net operating loss carry-forwards. We have determined that such a change of ownership occurred during 1995 and that the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $761,000. An additional change of ownership occurred in 1996 and the annual limitation for losses generated in 1996 is approximately $1.6 million.

We did not have any unrecognized tax benefits in 2009 or 2008.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During 2009 and 2008, we recognized no interest and penalties.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues and product sales. At December 31, 2010, we had $19.4 million in cash, cash equivalents, and investment securities, available-for-sale.

We anticipate lowering our cash used in operations in 2011 significantly, through a combination of:

  sharing development and commercialization costs of the next-generation PicoP technology based on direct green lasers with our development partners;
  limiting our future investment into advancement of the current-generation PicoP technology based on synthetic green lasers;
  moving future product development to original design manufacturers lowering our working capital requirements through a recently completed restructuring of inventory cycles with major suppliers;
  reducing our operating costs through a 20% workforce reduction completed in January 2011, in addition to other measures.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through August 2011. We will require additional cash to fund our operating plan past that time. We are introducing new products into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. If the level of sales anticipated by our financial plan is not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis we may be required to limit our operations substantially. This limitation of operations could include reducing our planned investment in working capital to fund revenue growth and delaying development projects resulting in reductions in staff, operating costs, capital expenditures and investment in research and development.

In August 2010, we entered into a committed equity financing facility under which we may sell up to the lesser of $60.0 million or 17,771,901 shares of our common stock to Azimuth Opportunity, Ltd over a 24-month term. During 2010, we raised approximately $22.4 million through the sale of approximately 12.6 million shares of our common stock under this facility. As of December 31, 2010 we had the lesser of approximately 5.1 million shares or $37.6 million of common stock remaining available under the facility, though we may not be able to sell shares under the facility in the amounts desired or at all.

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

We have received a report from our independent public accounting firm regarding the consolidated financial statements for the year ended December 31, 2010 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These financial statements are prepared assuming we will continue as a going concern.

Cash used in operating activities totaled $46.2 million during 2010, compared to $31.7 million during 2009. During 2010, the increased cash outlay was primarily driven by the investment in working capital to build inventory and accelerate revenue growth from PicoP-based product sales and a higher operating loss.

We had the following material gains and charges, and changes in assets and liabilities during the year ended December 31, 2010.

  "Inventory" Ending inventory increased by $5.1 million over 2009. The change in inventory includes an increase in inventory of approximately $14.8 million related to our pico projector product offset by inventory write-downs of $9.6 million. We value inventory at the lower of cost or market based on the estimated net realizable value of our inventory. The following table shows the composition of the inventory at December 31, 2010 and 2009:

                                                        December 31,   December 31,
                                                           2010           2009
                                                       -------------  ------------
Raw materials                                         $   3,924,000  $    626,000
Finished goods                                            2,151,000       300,000
                                                       -------------  ------------
                                                      $   6,075,000  $    926,000
                                                       =============  ============
  "Intangible assets" Intangible assets increased $2.2 million over 2009 as a result of our purchase of a significant patent portfolio from Symbol Technologies in 2010.
  "Accounts payable, net" Accounts payable increased by approximately $2.7 million, primarily due to increased inventory purchases for the pico projector product line.

Investing Activities

Cash provided by investing activities totaled $381,000 in 2010 compared to cash used in investing activities of $1.2 million in 2009. Cash provided by investing activities in 2010 was primarily from sales of our SLARS totaling approximately $2.6 million. Cash used in investing activities of $1.9 million in 2010 was primarily for purchases of property and equipment associated with our manufacturing activities for the SHOWWX pico projector product and costs associated with a new enterprise resource planning system, compared to $1.4 million for the same purpose in 2009. Cash provided by investing activities in 2008 of $19.0 million was generated by net sales of investments securities to fund continuing operations.

Financing Activities

Cash provided by financing activities totaled $22.2 million in 2010, compared to $50.4 million in 2009 largely as a result of the relative sizes of our financing transactions completed in 2010 and 2009. The following is a list of our financing activities during 2010, 2009, and 2008.

  In 2010, we raised an aggregate of $22.4 million, before issuance costs of approximately $768,000, from the sale of 12.6 million shares of our common stock under our committed equity financing facility.
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

Our cash requirements will depend on many factors, including, but not limited to, the rate at which we can, directly or through arrangements with OEMs, introduce products incorporating our technology and the market acceptance and competitive position of such products.

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

The following table lists our contractual obligations (in thousands):

                                                                      Payments Due By Period
                                               ------------------------------------------------------------------
                                               Less than 1 year    1-3 years        3-5 years    More than 5 years   Total
                                               ---------------  ---------------  ---------------  ---------------  ---------
Contractual Obligations:
Open purchase obligations *                   $         3,270  $            55  $            --  $            --  $   3,325
Minimum payments under capital leases                      71              124               21               --        216
Minimum payments under operating leases                   904            1,502               --               --      2,406
Minimum payments under long-term debt                     103              172               --               --        275
Minimum payments under research, royalty
 and licensing agreements                               1,308            2,616            2,466           10,857 +   17,247
                                               ---------------  ---------------  ---------------  ---------------  ---------
    Total                                     $         5,656  $         4,469  $         2,487  $        10,857  $  23,469
                                               ===============  ===============  ===============  ===============  =========

* Open purchase obligations represent commitments to purchase inventory, materials, capital equipment, maintenance agreements and other goods used in the normal operation of our business.

+License and royalty obligations continue through the lives of the underlying patents, which is currently through at least 2024.

New accounting pronouncements

In October 2009, the FASB issued guidance which provides amendments to establish a selling price hierarchy for determining the selling price of a deliverable and expands the disclosures required for multiple-deliverable revenue arrangements. The guidance is effective for revenue arrangements that are entered into or are materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect the implementation of this guidance will have a material impact on our financial statements.

In October 2009, the FASB issued guidance which allows exclusion of software from the scope of the software revenue recognition guidance if the software is included with tangible products and is essential to the tangible product's functionality. The guidance becomes effective for revenue arrangements that are entered into or are materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect the implementation of this guidance will have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of the end of 2010, all of our total cash, cash equivalents and investment securities available-for-sale have variable interest rates or are equity investments traded in active markets. Therefore, we believe our exposure to market and interest rate risks is not material.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of December 31, 2010, our cash and cash equivalents and investments available-for-sale securities portfolio are comprised of short-term highly rated money market savings accounts and equity investments.

The values of cash equivalents and investment securities, available-for-sale by maturity date as of December 31, 2010, are as follows:

                                             Amount      Percent
                                          ------------  ---------
Cash and cash equivalents                $ 19,413,000       99.9%
Less than one year                             13,000        0.1
One to two years                                   --         --
Greater than five years                            --         --
                                          ------------  ---------
                                         $ 19,426,000      100.0%
                                          ============  =========

Foreign Exchange Rate Risk

All of our development contract payments are made in U.S. dollars. However, in the future we may enter into development contracts in foreign currencies that may subject us to foreign exchange rate risk. We have purchase orders and supply agreements in foreign currencies and may enter into such agreements from time to time in the future. We believe our exposure to currency fluctuations related to these arrangements is not material. We intend to enter into foreign currency hedges to offset material exposure to currency fluctuations when we can adequately determine the timing and amounts of the exposure.

In May 2010, we purchased foreign currency contracts granting us options to purchase an aggregate of 1.6 million Euro at $1.26 on expiration dates in August, October, and November, 2010. The expiration dates related to estimated product component purchase dates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Shareholders of MicroVision, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, and shareholders' equity, comprehensive loss and cash flows present fairly, in all material respects, the financial position of MicroVision, Inc. at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations since inception and has a net capital deficiency, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
March 9, 2011

MicroVision, Inc.

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

                                                                                            December 31,
                                                                                       ----------------------
                                                                                          2010        2009
                                                                                       ----------  ----------
Assets
Current assets
  Cash and cash equivalents                                                           $   19,413  $   43,025
  Investment securities, available-for-sale                                                   13       2,710
  Accounts receivable, net of allowances of $588 and $67                                   1,116         913
  Costs and estimated earnings in excess of billings on uncompleted contracts                137          70
  Inventory                                                                                6,075         926
  Current restricted investments                                                             306          --
  Other current assets                                                                       564         751
                                                                                       ----------  ----------
    Total current assets                                                                  27,624      48,395

  Property and equipment, net                                                              4,169       3,904
  Restricted investments                                                                   1,189       1,189
  Intangible assets                                                                        2,233          15
  Other assets                                                                                18          33
                                                                                       ----------  ----------
      Total assets                                                                    $   35,233  $   53,536
                                                                                       ==========  ==========

Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                                                    $    7,665  $    4,949
  Accrued liabilities                                                                      4,135       4,190
  Billings in excess of costs and estimated earnings on uncompleted contracts                 81          55
  Liability associated with common stock warrants                                             --         840
  Current portion of capital lease obligations                                                40          62
  Current portion of long-term debt                                                           85          78
                                                                                       ----------  ----------
    Total current liabilities                                                             12,006      10,174

  Capital lease obligations, net of current portion                                          114         157
  Long-term debt, net of current portion                                                     159         244
  Deferred rent, net of current portion                                                      697       1,070
  Other long-term liabilities                                                                424          --
                                                                                       ----------  ----------
    Total liabilities                                                                     13,400      11,645
                                                                                       ----------  ----------

Commitments and contingencies

Shareholders' Equity
  Preferred stock, par value $.001; 25,000 shares authorized; 0 and
     0 shares issued and outstanding                                                          --          --
  Common stock, par value $.001; 200,000 shares authorized; 102,471 and
     88,686 shares issued and outstanding                                                    102          89
  Additonal paid-in capital                                                              400,791     373,405
  Accumulated other comprehensive loss                                                       (30)        (33)

  Accumulated deficit                                                                   (379,030)   (331,570)
                                                                                       ----------  ----------
    Total shareholders' equity                                                            21,833      41,891
                                                                                       ----------  ----------
      Total liabilities and shareholders' equity                                      $   35,233  $   53,536
                                                                                       ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.

Consolidated Statements of Operations
(in thousands, except share and per share amounts)

                                                                                               Years Ended December 31,
                                                                                         ----------------------------------
                                                                                            2010        2009        2008
                                                                                         ----------  ----------  ----------
Product revenue                                                                         $    3,850  $    1,016  $    1,737
Contract revenue                                                                               890       2,817       4,874
                                                                                         ----------  ----------  ----------
Total revenue                                                                                4,740       3,833       6,611
                                                                                         ----------  ----------  ----------

Cost of product revenue                                                                     15,779       2,363       2,143
Cost of contract revenue                                                                       443       1,531       1,708
                                                                                         ----------  ----------  ----------
Total cost of revenue                                                                       16,222       3,894       3,851
                                                                                         ----------  ----------  ----------
    Gross margin                                                                           (11,482)        (61)      2,760
                                                                                         ----------  ----------  ----------

Research and development expense                                                            21,600      24,577      22,575
Sales, marketing, general and administrative expense                                        15,252      14,540      15,730
Gain on disposal of fixed assets                                                                --          --          (5)
                                                                                         ----------  ----------  ----------
Total operating expenses                                                                    36,852      39,117      38,300
                                                                                         ----------  ----------  ----------
Loss from operations                                                                       (48,334)    (39,178)    (35,540)

Interest income                                                                                112         212       1,130
Interest expense                                                                               (62)        (68)        (48)
Impairment of investment securities, available-for-sale                                         --          --        (300)
Realized loss on sale of investment securities                                                (127)         --          --
Gain (loss) on derivative instruments, net                                                     842        (506)      2,196
Other income (expense)                                                                         109          11         (58)
                                                                                         ----------  ----------  ----------
Net loss                                                                                $  (47,460) $  (39,529) $  (32,620)
                                                                                         ==========  ==========  ==========
Net loss per share basic and diluted                                                    $    (0.52) $    (0.54) $    (0.53)
                                                                                         ==========  ==========  ==========

Weighted-average shares outstanding basic and diluted                                       91,032      73,760      61,643
                                                                                         ==========  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.

Consolidated Statements of Shareholders' Equity
(in thousands, except share amounts)

                                                               Shareholders' Equity (Deficit)
                                           --------------------------------------------------------------------------

                                                                            Accumulated
                                               Common Stock    Additional      other                        Total
                                           ------------------   paid-in    comprehensive  Accumulated   Shareholders'
                                            Shares   Par value  capital       income        deficit        equity
                                           --------  --------  ----------  -------------  ------------  -------------
Balance at December 31, 2007                56,730  $     57  $  292,374  $          51  $   (259,421) $      33,061
Amortization of share-based compensation        35                 2,857                                       2,857
Exercise of warrants and options               143        --         388                                         388
Sales of common stock and warrants          11,172        11      24,043                                      24,054
Other comprehensive income                                                          (89)                         (89)
Net loss                                                                                      (32,620)       (32,620)
                                           --------  --------  ----------  -------------  ------------  -------------
Balance at December 31, 2008                68,080        68     319,662            (38)     (292,041)        27,651
Amortization of share-based compensation        22                 3,335                                       3,335
Exercise of warrants and options             1,470         2       4,792                                       4,794
Sales of common stock and warrants          19,114        19      45,616                                      45,635
Other comprehensive income                                                            5                            5
Net loss                                                                                      (39,529)       (39,529)
                                           --------  --------  ----------  -------------  ------------  -------------
Balance at December 31, 2009                88,686        89     373,405            (33)     (331,570)        41,891
Amortization of share-based compensation        86                 3,601                                       3,601
Exercise of warrants and options               240                   478                                         478
Sales of common stock and warrants          12,629        12      21,608                                      21,620
Issuance of common stock for payment
   of intellectual property                    830         1       1,699                                       1,700
Other comprehensive income                                                            3                            3
Net loss                                                                                      (47,460)       (47,460)
                                           --------  --------  ----------  -------------  ------------  -------------
Balance at December 31, 2010               102,471  $    102  $  400,791  $         (30) $   (379,030) $      21,833
                                           ========  ========  ==========  =============  ============  =============

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.

Consolidated Statements of Comprehensive Loss
(in thousands)

                                                                                               Years Ended December 31,
                                                                                         ----------------------------------
                                                                                            2010        2009        2008
                                                                                         ----------  ----------  ----------
Net loss                                                                                $  (47,460) $  (39,529) $  (32,620)

Other comprehensive gain (loss)
    Unrealized gain (loss) on investment securities, available-for-sale:
        Unrealized holding gain (loss) arising during period                                     3           5         (89)
                                                                                         ----------  ----------  ----------
Comprehensive loss                                                                      $  (47,457) $  (39,524) $  (32,709)
                                                                                         ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

MicroVision, Inc.

Consolidated Statements of Cash Flows
(in thousands)

                                                                                              Years Ended December 31,
                                                                                         -------------------------------
                                                                                           2010       2009       2008
                                                                                         ---------  ---------  ---------
Cash flows from operating activities
  Net loss                                                                              $ (47,460) $ (39,529) $ (32,620)
  Adjustments to reconcile net loss to net cash used in operations:
    Depreciation                                                                            1,731      1,138        989
    Amortization of intagible assets                                                           32          2          4
    Realized loss on sale of short-term investments                                           127         --         --
    Gain on disposal of fixed assets                                                           --         --         (5)
    Non-cash stock-based compensation                                                       3,450      3,373      2,831
    Loss (gain) on derivative instruments                                                    (842)       506     (2,196)
    Impairment of short-term investment securities                                             --         --        300
    Inventory write-downs                                                                   9,579      1,257        475
    Allowance for receivables from related parties                                             --         --       (241)
    Net accretion of discount on short-term investments                                        --         --        (97)
    Non-cash deferred rent                                                                   (276)      (276)      (275)
  Change in:
    Accounts receivable                                                                      (203)      (376)     1,348
    Costs and estimated earnings in excess of billings on uncompleted contracts               (67)       625       (252)
    Inventory                                                                             (14,728)      (658)    (1,239)
    Other current assets                                                                      187        115        184
    Other assets                                                                               15         (3)        (4)
    Accounts payable                                                                        2,591      1,477      1,188
    Accrued liabilities                                                                      (358)       646       (642)
    Billings in excess of costs and estimated earnings on uncompleted contracts                26         (7)      (908)
                                                                                         ---------  ---------  ---------
      Net cash used in operating activities                                               (46,196)   (31,710)   (31,160)
                                                                                         ---------  ---------  ---------
Cash flows from investing activities
  Sales of investment securities                                                            2,573         --     20,400
  Purchases of investment securities                                                           --         --       (986)
  Purchases of restricted investment securities                                              (305)        --       (350)
  (Increase)/Decrease in restricted investment                                                 (1)       143        143
  Collections of receivables from related parties                                              --         --        241
  Proceeds on sale of property and equipment                                                   --         --          5
  Purchases of property and equipment and intangible assets                                (1,886)    (1,360)      (495)
                                                                                         ---------  ---------  ---------
      Net cash provided by (used in) investing activities                                     381     (1,217)    18,958
                                                                                         ---------  ---------  ---------
Cash flows from financing activities
  Principal payments under capital leases                                                     (65)       (60)       (41)
  Principal payments under long-term debt                                                     (78)       (71)       (65)
  Net proceeds from issuance of common stock and warrants                                  22,346     50,550     24,442
                                                                                         ---------  ---------  ---------
      Net cash provided by financing activities                                            22,203     50,419     24,336
                                                                                         ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents                                      (23,612)    17,492     12,134
Cash and cash equivalents at beginning of period                                           43,025     25,533     13,399
                                                                                         ---------  ---------  ---------
Cash and cash equivalents at end of period                                              $  19,413  $  43,025  $  25,533
                                                                                         =========  =========  =========

Supplemental disclosure of cash flow information
Cash paid for interest                                                                  $      62  $      68  $      48
                                                                                         =========  =========  =========

Supplemental schedule of non-cash investing and financing activities
Property and equipment acquired under capital leases                                    $      --  $      95  $      --
                                                                                         =========  =========  =========
Other non-cash additions to property and equipment                                      $     101  $      85  $     199
                                                                                         =========  =========  =========
Issuance of common stock for payment of intellectual property                           $   1,700  $      --  $      --
                                                                                         =========  =========  =========

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Consolidated Financial Statements

1. The Company

We are developing high-resolution miniature laser display and imaging engines based upon our proprietary PicoP® display engine technology. Our PicoP technology utilizes our widely patented expertise in two dimensional Micro-Electrical Mechanical Systems (MEMS), lasers, optics and electronics to create a high quality video or still image from a small form factor device with lower power needs than conventional display technologies. Our strategy is to develop and supply PicoP display engines to original equipment manufacturers (OEMs) that would embed them into a variety of consumer, automotive, enterprise and industrial products.

The primary objective for consumer applications is to provide users of mobile consumer devices such as smartphones, media players, tablet PCs and other consumer electronic products with a large screen viewing experience produced by a small embedded projector. These potential products would allow users to watch movies and videos, play video games, and display images, and other data onto a variety of surfaces, freeing users from the limitations of a small, palm-sized screen. The PicoP could be further modified to be embedded into a pair of glasses to provide the mobile user with a see-through or occluded personal display to view movies, play games or access other content.

The PicoP with some modification could be embedded into a vehicle or integrated into a portable standalone aftermarket device to create a high-resolution head-up display (HUD) that could project point-by-point navigation, critical operational, safety and other information important to the vehicle operator.

The enterprise products employing our technology would allow users in field-based professions such as service repair or sales to view and share information such as schematics for equipment repair and sales data and orders within CRM applications on a larger, more user-friendly interface. We also see potential for embedding the PicoP laser display engine in industrial products where our displays could be used for 3D measuring and digital signage, enhancing the overall user experience of these applications.

In 2009, we launched the first commercial product based on the PicoP display engine, a small accessory pico projector called the SHOWWX™ laser pico projector, through our Asian and European based distributors and have subsequently added additional sales channels and a second accessory product. We currently market and sell our accessory projectors through a network of global distributors as well as directly to end users through our website. In the future, we plan to add distribution channels and geographic locations for our PicoP-based products. We continue to enter into a limited number of development agreements with commercial and U.S. government customers to develop advanced prototypes and demonstration units based on our light scanning technologies.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through August 2011. We will require additional cash to fund our operating plan past that time. We are introducing new products into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. If the level of sales anticipated by our financial plan is not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses.

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

In August 2010, we entered into a committed equity financing facility with Azimuth Opportunity, Ltd. See Note 9 for further information. As part of our plan to raise additional cash, we may sell the 5.1 million shares of common stock remaining available under the facility as of December 31, 2010, though we may not be able to sell shares under the facility in the amounts desired or at all. We are not obligated to use the facility and remain free to enter into and consummate other equity and debt financing transactions.

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

We have received a report from our independent public accounting firm regarding the consolidated financial statements for the year ended December 31, 2010 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These financial statements are prepared assuming the company will continue as a going concern.

2. Summary of significant accounting policies

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have identified the following areas where significant estimates and assumptions have been made in preparing the financial statements: revenue recognition, valuation of share-based compensation, allowance for uncollectible receivables, inventory valuation and valuation of derivative financial instruments.

Principles of consolidation

The consolidated financial statements include MicroVision and equity investments in which MicroVision has the ability to exercise significant influence but does not have voting control.

Cash and cash equivalents; investment securities, available-for-sale; and fair value of financial instruments

Our financial instruments include cash and cash equivalents, investments available-for-sale, accounts receivable, accounts payable, accrued liabilities and long-term debt. Excluding the long term debt, the carrying value of our financial instruments approximates fair value due to their short maturities. The carrying amount of long-term debt at December 31, 2010 and 2009 was not materially different from the fair value based on rates available for similar types of arrangements.

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

Our cash equivalents and investment securities available-for-sale are comprised of money market savings accounts and equity securities. We classify investment securities available-for-sale purchased with 90 days or less remaining until contractual maturities as cash equivalents. Investment securities purchased with more than 90 days until contractual maturities are classified as current investment securities available-for-sale on the consolidated balance sheet with unrealized gains and losses included in the consolidated statement of comprehensive loss. Interest income, realized gains and losses, and other-than-temporary credit type impairments are recognized in the period earned or incurred and presented separately in the consolidated statement of operations. Changes in the fair values of derivatives are realized in the period of remeasurement and recorded in Gain (loss) on derivative instruments, net in the consolidated statement of operations. The cost of securities sold is based on the specific identification method.

Intangible Assets

Our intangible assets consist entirely of purchased patents. The patents are amortized using the straight-line method over their estimated period of benefit, ranging from one to 17 years. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

Inventory

Inventory consists of raw material and finished goods for our pico projectors and ROV products. Inventory is recorded at the lower of cost or market with cost determined on a net realizable value basis. We periodically assess the need to provide for obsolescence of inventory and adjust the carrying value of inventory to its net realizable value when required. In addition, we reduce the value of our inventory to its estimated scrap value when we determine that it is not probable that the inventory will be consumed through normal production during the next twelve months.

Property and equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (two to five years) using the straight-line method. Leasehold improvements are depreciated over the shorter of estimated useful lives or the lease term.

Restricted investments

As of December 31, 2010, restricted investments were in money market savings accounts and certificates of deposit and serve as collateral for $1.2 million in irrevocable letters of credit and our Euro option purchase contract. Two letters of credit totaling $839,000 are outstanding in connection with a lease agreement for our corporate headquarters building in Redmond, WA. The required balance decreases over the term of the lease, which expires in 2013. In addition, a $350,000 letter of credit is outstanding under the terms of a supplier agreement and the Euro option purchase contract is collateralized by a $305,000 certificate of deposit.

Revenue recognition

Product revenue is recognized when there is sufficient evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. We have entered into agreements with resellers and distributors, as well as selling directly to the public. Sales made to resellers and distributors are recognized using either the sell-through method or upon expiration of the contractually agreed-upon acceptance period, depending on the volume of the sale. Some of the agreements with resellers and distributors contain price-protection clauses, and revenue is recognized net of these amounts. Sales made directly to the public are recognized either upon expiration of the contractual acceptance period after which there are no rights of return, or net of estimated returns and allowances. Provisions are made for warranties at the time revenue is recorded. Warranty expense was not material for any periods presented.

Contract revenue has primarily been generated from contracts to develop the light scanning technology and to produce demonstration units for commercial enterprises and the U.S. government. We recognize contract revenue as work progresses on long-term cost plus fixed fee and fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Our revenue contracts generally include a statement of the work we are to complete and the total fee we will earn from the contract. When we begin work on the contract and at the end of each accounting period, we estimate the labor, material, and other cost required to complete the statement of work compared to cost incurred to date. We use information provided by our technical team, project managers, vendors, outside consultants and others to develop our cost estimates. Since our contracts generally require some level of technology development to complete, the actual cost required to complete a statement of work can vary from our estimates. We have developed processes that allow us to reasonably estimate the cost to complete a contract. Historically, we have made only immaterial revisions in the estimates to complete the contract at each reporting period. Recognized revenues are subject to revisions as the contract progresses to completion and actual revenue and cost become certain. Revisions in revenue estimates are reflected in the period in which the facts that give rise to the revision become known. In the future, revisions in these estimates could significantly impact recognized revenue in any one reporting period. The U.S. government can terminate a contract with us at any time for convenience. If the U.S. government cancels a contract, we would receive payment for work performed and costs committed to prior to the cancellation.

We recognize losses, if any, as soon as identified. Losses occur when the estimated direct and indirect costs to complete the contract exceed unrecognized revenue. We evaluate the reserve for contract losses on a contract-by-contract basis.

We recognize contract revenue for prototype units and evaluation kits for development work upon acceptance or the expiration of the acceptance period, when there is sufficient evidence of an arrangement, the selling price is fixed or determinable and collection is reasonably assured.

Cost of revenue

Cost of product revenue includes the direct and allocated indirect costs of manufacturing products sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of these products. Indirect costs include labor and other costs associated with operating our manufacturing capabilities and capacity.

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

Our overhead, which includes the costs of procuring, inspecting and storing material, and facility and depreciation costs, is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the level of effort supporting production or research and development activity.

Concentration of credit risk and sales to major customers

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents, investment securities available-for-sale and accounts receivable. We typically do not require collateral from our customers. Our investment policy generally directs investment managers to select investments to achieve the following goals: preservation of principal, adequate liquidity and return. As of December 31, 2010, our cash and cash equivalents and investments securities portfolio are comprised of short-term highly rated money market savings accounts and equity investments.

As of December 31, 2009, we held $3.0 million par value student loan auction rate securities (SLARS), fair valued at approximately $2.7 million. In March and December 2010, one of the issuers redeemed a total of $200,000 of our SLARS at par value through a voluntary lottery redemption program. In December 2010, we sold our remaining SLARS for $2.4 million, resulting in a realized loss of $127,000 during the period. As of December 31, 2010, all of our total cash and cash equivalents and investment securities available-for-sale had variable interest rates or were equity investments traded in active markets. Therefore, we believe our exposure to credit market and interest rate risks is not material.

Concentration of Sales to Major Customers

During 2010, one commercial customer accounted for approximately 26% of total revenue. During 2009, the U.S. government accounted for approximately 43% of total revenue, with two government customers accounting for 24% and 17%, respectively, of total revenue. During 2008, the U.S. government accounted for approximately 34% of total revenue, and two commercial customers represented 15% and 11%, respectively, of total revenue. One commercial customer accounted for 62% of the accounts receivable balance at December 31, 2010 and the U.S. government accounted for approximately 37% and 19% of the accounts receivable balance at December 31, 2009 and 2008, respectively.

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

As of December 31, 2010, 2009, and 2008, we excluded the following convertible securities from diluted net loss per share as the effect of including them would have been anti-dilutive. The shares shown represent the number of shares of common stock which would be issued upon conversion in the respective years.

                                                                                December 31,
                                                                   ------------------------------------
                                                                      2010         2009         2008
                                                                   -----------  -----------  ----------
Publicly traded warrants                                            6,025,000    6,025,000   6,703,000
Options and private warrants                                       11,044,000   12,683,000   9,804,000
                                                                   -----------  -----------  ----------
                                                                   17,069,000   18,708,000   16,507,000
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

Share-based compensation

We have one share-based incentive compensation plan. The plan is more fully described in Note 12.

We use the straight-line attribution method to allocate the fair value of share-based compensation awards over the requisite service period for each award. The following table shows the amount of share-based compensation expense included in the statements of operations for each period shown:

                                                                         Year Ended December 31,
                                                                   ------------------------------------
                                                                      2010         2009         2008
                                                                   -----------  -----------  ----------
Cost of contract revenue                                          $    29,000  $   101,000  $   85,000
Cost of product revenue                                                42,000       18,000      25,000
Research and development expense                                    1,343,000    1,213,000     824,000
Sales, marketing, general and administrative expense                1,994,000    1,956,000   1,873,000
                                                                   -----------  -----------  ----------
                                                                  $ 3,408,000  $ 3,288,000  $2,807,000
                                                                   ===========  ===========  ==========

New accounting pronouncements

In October 2009, the FASB issued guidance which provides amendments to establish a selling price hierarchy for determining the selling price of a deliverable and expands the disclosures required for multiple-deliverable revenue arrangements. The guidance is effective for revenue arrangements that are entered into or are materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect the implementation of this guidance will have a material impact on our financial statements.

In October 2009, the FASB issued guidance which allows exclusion of software from the scope of the software revenue recognition guidance if the software is included with tangible products and is essential to the tangible product's functionality. The guidance becomes effective for revenue arrangements that are entered into or are materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect the implementation of this guidance will have a material impact on our financial statements.

3. Long-term contracts

Cost and estimated earnings in excess of billings on uncompleted contracts comprises amounts of revenue recognized on contracts that we have not yet billed to customers because the amounts were not contractually billable at December 31, 2010 and 2009. The following table summarizes when we will be contractually able to bill the balance as of December 31, 2010 and 2009.

                                                                        Year Ended December 31,
                                                                      --------------------------
                                                                          2010          2009
                                                                      ------------  ------------
Billable within 30 days                                              $    130,000  $     63,000
Billable between 31 and 90 days                                                --            --
Billable after 90 days                                                      7,000         7,000
                                                                      ------------  ------------
                                                                     $    137,000  $     70,000
                                                                      ============  ============

Our current contracts with the U.S. government are primarily cost-plus-fixed-fee type contracts. Under the terms of a cost-plus-fixed-fee contract, the U.S. government reimburses us for negotiated actual direct and indirect cost incurred in performing the contracted services. We are not obligated to spend more than the contract value to complete the contracted services. The period of performance is generally one year. Each of our contracts with the U.S. government can be terminated for convenience by the government at any time. To date, the U.S. government has not terminated a contract with us.

In July 2009, we entered into a 9-month $1.0 million subcontract with Lockheed Martin Corporation to supply two full-color, daylight readable, see-through display systems as part of the U.S. government's Urban Leader Tactical Response, Awareness & Visualization program. Lockheed Martin holds a prime contract with the U.S. government for development of the soldier worn display. We completed the work under this contract during 2010.

The following table summarizes the costs incurred on our revenue contracts:

                                                                      December 31,  December 31,
                                                                          2010          2009
                                                                      ------------  ------------
Costs and estimated earnings incurred on uncompleted contracts       $  3,266,000  $  4,951,000
Billings on uncompleted contracts                                      (3,210,000)   (4,936,000)
                                                                      ------------  ------------
                                                                     $     56,000  $     15,000
                                                                      ============  ============
Included in accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted
 contracts                                                           $    137,000  $     70,000
Billings in excess of costs and estimated earnings on uncompleted
 contracts                                                                (81,000)      (55,000)
                                                                      ------------  ------------
                                                                     $     56,000  $     15,000
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

As of December 31, 2010, our cash and cash equivalents and investments available-for-sale securities portfolio are comprised of short-term highly rated money market savings accounts and an equity investment with a quoted price in an active market. Prior to December 31, 2010, our investment securities were comprised of debt securities and equity investments. Generally, they were issued by the U.S. government, its agencies, corporations, and student loan financial aid organizations. Accounting for these investments is discussed in Note 2.

The principal markets for the debt securities were dealer markets which have a high level of price transparency. The market participants for debt securities were typically large money center banks and regional banks, brokers, dealers, pension funds, and other entities with debt investment portfolios.

In March and December 2010, one of the issuers of our student loan auction-rate securities (SLARS) redeemed a total of $200,000 of our SLARS at par value through a voluntary lottery redemption program. In December 2010, we sold our remaining SLARS for proceeds of approximately $2.4 million. The SLARS were investment grade long-term bonds, structured with variable interest rate resets, with purchases and sales to be determined via a Dutch Auction process every 28 days. They were issued to fund U.S. government guaranteed student loans. Beginning in February 2008, the rapid declines in global credit markets and liquidity, and resultant economic recession, led to insufficient investor bids to clear the SLARS auctions and fund the secondary SLARS market. The issuers then began and continue to pay interest at "maximum rates", instead of "auction rates", in accordance with the bond terms.

As of December 31, 2009 we had common stock warrants outstanding that were issued in connection with certain notes. The warrants met the definition of derivative instruments that must be accounted for as liabilities because we could not engage in certain corporate transactions affecting the common stock unless we made a cash payment to the holders of the warrants. During 2010 these warrants expired unexercised.

The valuation inputs hierarchy classification for assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2010 and 2009. These tables do not include cash held in our money market savings accounts.

                                            Level 1     Level 2     Level 3       Total
As of December 31, 2010:                  -----------  ----------  ----------  -----------
Assets
    Corporate equity securities          $        --  $   13,000  $       --  $    13,000
                                          -----------  ----------  ----------  -----------
                                         $        --  $   13,000  $       --  $    13,000
                                          ===========  ==========  ==========  ===========

                                            Level 1     Level 2     Level 3       Total
As of December 31, 2009:                  -----------  ----------  ----------  -----------
Assets
    Corporate equity securities          $        --  $   10,000  $       --  $    10,000
    Auction rate securities                       --          --   2,700,000    2,700,000
                                          -----------  ----------  ----------  -----------
                                         $        --  $   10,000  $2,700,000  $ 2,710,000
                                          ===========  ==========  ==========  ===========

Liabilities
    Liability associated with
          common stock warrants                       $  840,000              $   840,000
                                                       ==========              ===========

The corporate equity securities are classified within Level 2 of the fair value hierarchy because they are valued using inputs and common methods with sufficient levels of transparency and observability.

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs. There were no redemptions or adjustments to the fair value of the SLARS during 2009.

Balance, December 31, 2009                                                    $ 2,700,000
Proceeds from redeemed securities                                              (2,573,000)
Recognized loss included in earnings                                             (127,000)
                                                                               -----------
Balance, December 31, 2010                                                    $        --
                                                                               ===========

Our investments and liability associated with common stock warrants are summarized below as of December 31, 2010 and December 31, 2009.

                                                                                               Classification on Balance Sheet
                                                                                            -------------------------------------
                                                                                                         Investment
                                             Cost/       Gross       Gross                               Securities,    Other
                                           Amortized   Unrealized  Unrealized   Estimated      Cash      Available-    Current
                                             Cost        Gains       Losses    Fair Value   Equivalents   For-Sale      Assets
                                          -----------  ----------  ----------  -----------  -----------  -----------  ----------
As of December 31, 2010:
  Assets
    Corporate equity securities          $    43,000  $       --  $  (30,000) $    13,000  $        --  $    13,000  $       --
                                          -----------  ----------  ----------  -----------  -----------  -----------  ----------
                                         $    43,000  $       --  $  (30,000) $    13,000  $        --  $    13,000  $       --
                                          ===========  ==========  ==========  ===========  ===========  ===========  ==========

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
                                                                               ===========                                        ===========

As of December 31, 2010, the unrealized losses on our investments in equity securities were due primarily to declines in the pricing of these securities.

We classify other-than-temporary fair value impairments into one of two categories: "credit" or "other factors". As of September 30, 2008, based on continuing low market liquidity and auction failures with significant uncertainty as to when such conditions would improve, we determined that the estimated fair value of the SLARS no longer approximated par value, and the impairments were other-than-temporary. An "impairment of investment securities, available-for-sale" of $300,000 was recorded on the consolidated statements of operations. We used a discounted cash flow model, with rates adjusted for liquidity, to determine that the present value of estimated cash collections was less than the adjusted cost. The other-than-temporary impairment recorded during the period ended September 30, 2008 was categorized as "credit" type.

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

The maturities of the investment securities available-for-sale as of December 31, 2010 are shown below:

                                                            Gross        Gross
                                             Amortized   Unrealized   Unrealized    Estimated
                                               Cost         Gains       Losses      Fair Value
                                            -----------  -----------  -----------  ------------
Maturity date:
    Less than one year                     $    43,000           --      (30,000) $     13,000
    Due in 1-3 years                                --                                      --
                                            -----------                            ------------
                                           $    43,000                            $     13,000
                                            ===========                            ============

5. Inventory

Inventory consists of the following:

                                                       December 31,   December 31,
                                                           2010           2009
                                                       -------------  ------------
Raw materials                                         $   3,924,000  $    626,000
Finished goods                                            2,151,000       300,000
                                                       -------------  ------------
                                                      $   6,075,000  $    926,000
                                                       =============  ============

The inventory at December 31, 2010 consisted of raw materials primarily for our accessory projector SHOWWX+ and PicoP display engine, and finished goods primarily composed of our SHOWWX and SHOWWX+. The inventory at December 31, 2009 consisted of raw materials primarily for our accessory projector SHOWWX, and finished goods primarily comprised of ROV, our hand-held barcode scanner. Inventory is stated at the lower of cost or market, with cost determined on a net realizable value basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, we reduce the value of our inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through the normal course of business during the next twelve months. In 2010, 2009, and 2008, we recorded inventory write-downs of $9,579,000, $1,257,000, and $475,000, respectively.

6. Accrued liabilities

Accrued liabilities consist of the following:

                                                               December 31,
                                                       ---------------------------
                                                           2010           2009
                                                       -------------  ------------
Bonuses                                               $     649,000  $  1,300,000
Payroll and payroll taxes                                   629,000       773,000
Compensated absences                                        647,000       682,000
Deferred rent credit                                        373,000       339,000
Adverse purchase commitments                                341,000       173,000
Professional fees                                           391,000       247,000
Other                                                     1,105,000       676,000
                                                       -------------  ------------
                                                      $   4,135,000  $  4,190,000
                                                       =============  ============

7. Property and equipment, net

Property and equipment consists of the following:

                                                               December 31,
                                                       ---------------------------
                                                           2010           2009
                                                       -------------  ------------
Production equipment                                  $   4,749,000  $  3,610,000
Leasehold improvements                                    3,317,000     3,317,000
Computer hardware and software/lab equipment              8,802,000     7,945,000
Office furniture and equipment                            1,591,000     1,591,000
                                                       -------------  ------------
                                                         18,459,000    16,463,000
Less: Accumulated depreciation                          (14,290,000)  (12,559,000)
                                                       -------------  ------------
                                                      $   4,169,000  $  3,904,000
                                                       =============  ============

Depreciation expense was $1,731,000, $1,138,000, and $989,000 in 2010, 2009, and 2008, respectively.

8. Intangible assets

Our intangible assets consist entirely of technology-based purchased patents. The patents are amortized using the straight-line method over their estimated period of benefit, ranging from one to 17 years. The gross value of our intangible assets was $2,308,000, $58,000 and $50,000 as of December 31, 2010, 2009, and 2008, respectively. Amortization expense was $32,000, $2,000, and $4,000 in 2010, 2009, and 2008, respectively. We estimate that we have no significant residual value related to our intangible assets and no material impairments of intangible assets were identified during any of the periods presented.

In October 2010, we entered into an agreement to purchase a patent portfolio containing 195 patents and patents pending from Motorola, Inc. to complement our current portfolio of pico projection and display patents. Under terms of the agreement we issued approximately 830,000 shares of MicroVision common stock and are obligated to make cash payments of $220,000 in June 2011 and $330,000 in June 2012.

The following table outlines the estimated future amortization expense related to intangible assets held at December 31, 2010:

Year ended December 31,                                                          Amount
-----------------------------                                                  -----------
2011                                                                          $   184,000
2012                                                                              184,000
2013                                                                              184,000
2014                                                                              184,000
2015 and thereafter                                                             1,497,000
                                                                               -----------
Total                                                                         $ 2,233,000
                                                                               ===========

9. Committed Equity Financing Facility

In August 2010, we entered into a committed equity financing facility with Azimuth Opportunity, Ltd., ("Azimuth"), under which we may sell to Azimuth up to the lesser of $60.0 million or 17,771,901 of our shares of common stock over a 24-month term, which began on September 9, 2010. During 2010, we raised an aggregate of $22.4 million through the sale of 12.6 million shares of common stock under this facility. As of December 31, 2010 we had the lesser of approximately 5.1 million shares or $37.6 million of common stock remaining available under the facility.

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

10. Common stock

During 2010, we raised approximately $22.4 million, before issuance costs of $768,000, through the sale of approximately 12.6 million shares of our common stock under our committed equity financing facility.

In November and December 2009, we raised an aggregate of $33.1 million, before issuance costs of $2.3 million, through underwritten public offerings of 11.0 million shares of our common stock.

In June 2009, we raised approximately $15.0 million, before issuance costs of approximately $218,000, from the sale of 8.1 million shares of common stock and warrants to purchase approximately 2.0 million shares of our common stock to Max Display Enterprises Limited, a subsidiary of Walsin Lihwa. Walsin Lihwa is the parent company of Touch Micro-system Technology Corp. (TMT). We have worked for a number of years with both Walsin Lihwa and TMT, as manufacturers of our Micro-Electrical Mechanical systems (MEMS) chips. Based on filings by Max Display Enterprises Limited with the Securities Exchange Commission, as of December 31, 2010, Max Display Enterprises Limited beneficially owned 9.7% of our common stock, as determined in accordance with the rules of the Securities Exchange Commission.

In July 2008, we raised approximately $26.0 million, before issuance costs of approximately $2.0 million, through a registered direct public offering of 11.2 million shares of common stock and warrants to purchase 6.7 million shares of our common stock. Details of the warrants are described below in Note 11.

11. Warrants

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

In July 2008, we raised approximately $26.0 million, before issuance costs of approximately $2.0 million, through a registered direct public offering of 11.2 million shares of our common stock and warrants to purchase 6.7 million shares of our common stock. The warrants have an exercise price of $3.60 per share, a five year term, and are exercisable one year from the date of issuance. We can call the warrants after one year from the date of issuance if the average closing bid price of our stock is over $7.20 (200% of exercise price) for any 20 consecutive trading days. The 6.7 million warrants are listed on the NASDAQ Global Market under the ticker "MVISW".

The following summarizes activity with respect to MicroVision common stock warrants during the three years ended December 31, 2010:

                                                 Warrants to   Weighted-
                                                   purchase     average
                                                    common     excercise
                                                    Shares       price
                                                 ------------  ---------
Outstanding at December 31, 2007                   4,064,000  $    6.19
Granted:
   Exercise price greater than intrinsic value     6,703,000       3.60
Exercised                                                 --         --
Canceled/expired                                  (1,257,000)      6.11
                                                 ------------
Outstanding at December 31, 2008                   9,510,000       4.32
Granted:
   Exercise price greater than intrinsic value     2,019,000       2.19
Exercised                                         (1,135,000)      3.46
Canceled/expired                                          --         --
                                                 ------------
Outstanding at December 31, 2009                  10,394,000       3.96
Granted                                                   --         --
Exercised                                                 --         --
Canceled/expired                                  (2,059,000)      6.90
                                                 ------------
Outstanding at December 31, 2010                   8,335,000  $    3.23
                                                 ============
Exercisable at December 31, 2010                   8,335,000  $    3.23
                                                 ============

The following table summarizes information about the weighted-average fair value of MicroVision common stock warrants granted for the periods shown:

                                                                    Year Ended December 31,
                                                             -------------------------------------
                                                                2010         2009         2008
                                                             -----------  -----------  -----------
Exercise price greater than fair value                      $        --  $        --  $      1.59
Exercise price equal to fair value                                   --           --           --
Exercise price less than fair value                                  --         1.27           --

There were no warrants issued during 2010. We estimated the fair value of our common stock warrants on the respective grant dates using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2009 and 2008, respectively: dividend yield of zero percent for both years; expected volatility of 75%, and 65%; risk-free interest rates of 1.5% and 3.2% and expected lives of 3 and 5 years, respectively.

The following table summarizes information about our common stock warrants outstanding and exercisable at December 31, 2010:

                                              Warrants outstanding             Warrants exercisable
                                     -------------------------------------  --------------------------
                                                     Weighted
                                        Number        average    Weighted       Number       Weighted
                                     outstanding at  remaining    average   exercisable at    average
                                     December 31,   contractual  excercise   December 31,    excercise
Range of exercise prices                 2010       life (years)   price         2010          price
-----------------------------------  -------------  -----------  ---------  ---------------  ---------

$2.185                                  2,019,000         1.47  $    2.19        2,019,000  $    2.19
$2.7625                                   266,000         0.43       2.76          266,000       2.76
$3.42                                      25,000         1.12       3.42           25,000       3.42
$3.60                                   6,025,000         2.56       3.60        6,025,000       3.60
                                     -------------                          ---------------
$2.185-$3.60                            8,335,000                                8,335,000
                                     =============                          ===============

12. Share-Based Compensation

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

Description of Incentive Plans

The Company currently has two share-based incentive plans. The 2006 Incentive Plan described below is administered by the Board of Directors, or its designated committee ("Plan Administrator"), and provides for various awards as determined by the Plan Administrator. We determined not to issue options using a second share-based incentive plan, the Independent Director Stock Option Plan described below, in June 2008.

The 2006 Incentive Plan has 16.4 million shares authorized, of which 6.3 million shares were available for awards as of December 31, 2010. The 2006 Incentive Plan permits granting non-qualified stock options (NSOs), incentive stock options (ISOs), stock appreciation rights, restricted or unrestricted stock, deferred stock, other share-based awards, or cash awards to employees, officers, directors and certain non-employees of the Company. Any award may be a performance-based award. Awards granted under the 2006 Incentive Plan have generally been to employees under non-qualified stock option agreements with the following provisions: exercise prices greater than or equal to the Company's closing stock price on the date of grant; vesting periods ranging from three years to four years; expiration 10 years from the date of grant; and optionees who terminate their service after vesting have a limited time to exercise their options (typically three to twelve months). In June 2010, the Company shareholders approved an amendment to the 2006 Incentive Plan to increase the common stock reserved for issuance under the plan to 16.4 million shares

The Independent Director Stock Option Plan (IDSOP) has 900,000 shares authorized, of which 810,000 are issued and outstanding as of December 31, 2010. The IDSOP permits granting NSOs to independent directors of the Company. Grants awarded under the IDSOP generally have the following terms: exercise price equal to the Company's closing stock price on the date of grant, expiration 10 years from the date of grant, and vested grants remain exercisable until their expiration dates if a director leaves the Board. In June 2008, the Company shareholders approved an amendment to the 2006 Incentive Plan described above to allow non-employee directors to participate in the plan. The Company does not intend to issue additional options from the IDSOP.

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

The following table summarizes the weighted- average valuation assumptions and weighted-average grant date fair value of options granted during the periods shown below:

                                                                         Year Ended December 31,
                                                                   ------------------------------------
                                                                      2010         2009         2008
                                                                   -----------  -----------  ----------
Assumptions (weighted average)
Volatility                                                                 84%          75%         65%
Expected term (in years)                                                  4.3          5.1         5.1
Risk-free rate                                                            2.0%         2.0%        3.0%
Expected dividends                                                         --           --          --
Pre-vest forfeiture rate                                                  5.0%         5.0%        5.0%
Grant date fair value of options granted                          $      2.02  $      1.20  $     1.32

Options Activity and Positions

The following table summarizes activity and positions with respect to options for the year ended December 31, 2010:

                                                                                              Weighted
                                                                                              Average
                                                                                 Weighted    Remaining
                                                                                  Average    Contractual  Aggregate
                                                                                 Exercise       Term      Intrinsic
Options                                                              Shares        Price      (years)       Value
-----------------------------------------------------------------  -----------  -----------  ----------  -----------
Outstanding as of December 31, 2007                                 5,454,000         4.52         6.9    3,320,000
Granted                                                             2,276,000         2.33
Exercised                                                            (143,000)        2.72
Forfeited or expired                                                 (590,000)        2.93
                                                                   -----------
Outstanding as of December 31, 2008                                 6,997,000         3.98         7.2       63,000
Granted                                                             1,996,000         1.97
Exercised                                                            (335,000)        2.58
Forfeited or expired                                                 (344,000)        3.01
                                                                   -----------
Outstanding as of December 31, 2009                                 8,314,000  $      3.59         7.0  $ 4,823,000
Granted                                                             1,759,000         3.21
Exercised                                                            (240,000)        1.99
Forfeited or expired                                               (1,098,000)        4.83
                                                                   -----------
Outstanding as of December 31, 2010                                 8,735,000  $      3.40         5.9  $    96,309
                                                                   ===========  ===========  ==========  ===========

Vested and expected to vest as of December 31, 2010                 8,582,000  $      3.41         5.9  $    93,601
                                                                   ===========  ===========  ==========  ===========

Exercisable as of December 31, 2010                                 5,865,340  $      3.75         5.2  $    60,555
                                                                   ===========  ===========  ==========  ===========

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 were $185,000, $455,000, and $87,000, respectively.

The total grant date fair value of options vested during the years ended December 31, 2010, 2009, and 2008 was $4.1 million, $1.6 million, and $2.0 million, respectively. As of December 31, 2010, our unamortized share-based compensation was $3.6 million which we plan to amortize over the next 2.3 years.

In April 2010, we issued 84,000 nonvested equity shares of the Company's common stock to the executive employees under the 2006 Incentive Plan.

In April 2009, we issued 291,000 nonvested equity shares of the Company's common stock to the executive employees under the 2006 Incentive Plan. Included was a grant of 165,000 shares to one executive which vests conditionally upon completion of certain service and performance objectives the later of three years from the date of grant or the first day thereafter that the executive is not in a closed window, and 14,000 shares to the same executive in lieu of a cash salary increase which vested in four equal installments through December 31, 2009. The remaining shares vest over a three year period from the date of grant. The nonvested equity shares were valued at fair value on the date of grant and the share-based compensation expense will be amortized over the service period.

In October 2008, our Board of Directors approved the payment of one half of each independent director's annual retainer fee to be paid in the Company's common stock. The common stock was valued at fair value and fully expensed on the grant date. Each independent director received 7,092 shares of common stock.

In March 2008, we issued 125,000 nonvested equity shares of the Company's common stock to the executive employees under the 2006 Incentive Plan. The shares vest over a three year period from the date of grant. The nonvested equity shares were valued at fair value on the date of grant and the share-based compensation expense will be amortized over the three year service period.

As of December 31, 2010, our unamortized nonvested equity share-based compensation was $371,000 which we plan to amortize over the next 1.2 years.

13. Commitments and contingencies

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

Future minimum rental commitments under capital and operating leases for years ending December 31 are as follows:

                                                     Capital       Operating
                                                     leases         leases
                                                  -------------  -------------
2011                                                    71,000        904,000
2012                                                    62,000        938,000
2013                                                    62,000        564,000
2014                                                    21,000             --
2015                                                        --             --
Thereafter                                                  --             --
                                                  -------------  -------------
Total minimum lease payments                           216,000  $   2,406,000
                                                                 =============
Less: Amount representing interest                     (62,000)
                                                  -------------
Present value of capital lease obligations             154,000
Less: Current portion                                  (40,000)
                                                  -------------
Long-term obligation at December 31, 2010        $     114,000
                                                  =============

The capital leases are collateralized by the related assets financed and by security deposits held by the lessors under the lease agreements. The cost and accumulated depreciation of equipment under capital leases was $1,106,000 and $1,043,000, respectively, at December 31, 2010 and $1,106,000 and $1,024,000, respectively, at December 31, 2009.

Net rent expense was $860,000, $862,000, and $861,000 for 2010, 2009, and 2008, respectively.

Long-term debt

During 2006, we entered into a loan agreement with the lessor of our corporate headquarters in Redmond to finance $536,000 in tenant improvements. The loan carries a fixed interest rate of 9% per annum, is repayable over the initial term of the lease, which expires in 2013, and is secured by a letter of credit. The balance of the loan was $244,000 at December 31, 2010.

Adverse purchase commitments

We have periodically entered into noncancelable purchase contracts in order to ensure the availability of materials to support production of our PicoP based products and bar code scanners. We periodically assess the need to provide for impairment on these purchase contracts and records a loss on purchase commitments when required. During 2010, we recorded a loss of $220,000 to cost of product revenue as a result of commitments to purchase materials for the SHOWWX that were in excess of our estimated future proceeds from sale of the SHOWWX. In December 2009 and 2008, we recorded a loss of $55,000 and $119,000, respectively, to cost of product revenue as a result of commitments to purchase materials for the ROV scanner that were in excess of its estimated future proceeds from the sale of the ROV scanners.

14. Income taxes

A provision for income taxes has not been recorded for 2010, 2009, and 2008 due to the valuation allowances placed against the net operating losses and deferred tax assets arising during such periods. A valuation allowance has been recorded for all deferred tax assets because based on our history of losses since inception, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets.

At December 31, 2010, we have net operating loss carry-forwards of approximately $257.6 million, for federal income tax reporting purposes. In addition, we have research and development tax credits of $5.4 million. The net operating loss carry forwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2011 to 2030 if not previously utilized. In 2011, $2.1 million in net operating loss carry-forwards are scheduled to expire. The research and development tax credits and the remaining net operating losses are scheduled to expire between 2012 and 2030. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our stockholders during any three-year period would result in limitations on our ability to utilize our net operating loss carry-forwards. We have determined that such a change occurred during 1996 and the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $1,600,000.

Deferred tax assets are summarized as follows:

                                                          December 31,
                                                  ----------------------------
                                                      2010           2009
                                                  -------------  -------------
Deferred tax assets, current
   Reserves                                      $   4,281,000  $   1,421,000
   Other                                               853,000      1,244,000
                                                  -------------  -------------
Total gross deferred tax assets, current             5,134,000      2,665,000
                                                  -------------  -------------
Deferred tax assets, noncurrent
   Net operating loss carryforwards                 88,425,000     81,199,000
   R&D credit carryforwards                          5,428,000      4,905,000
   Depreciation/amortization deferred               24,956,000     20,926,000
   Other                                             5,815,000      4,484,000
                                                  -------------  -------------
Total gross deferred tax assets, noncurrent        124,624,000    111,514,000
                                                  -------------  -------------
Deferred tax liabilities, noncurrent
   Convertible debt                                         --       (873,000)
                                                  -------------  -------------
Total gross deferred tax liabilities, noncurrent            --       (873,000)
                                                  -------------  -------------
Net deferred taxes before valuation allowance      129,758,000    113,306,000
Less: Valuation allowance                         (129,758,000)  (113,306,000)
                                                  -------------  -------------
Deferred tax assets                              $          --  $          --
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

We did not have any unrecognized tax benefits at December 31, 2010 and at December 31, 2009.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2010, 2009 and 2008, we recognized no interest or penalties.

We file income tax returns in the U.S. federal jurisdiction and various states. The tax years 2007-2009 generally remain open to examination by major taxing jurisdictions to which we are subject.

15. Retirement savings plan

We have a retirement savings plan that qualifies under Internal Revenue Code Section 401(k). The plan covers all qualified employees. Contributions to the plan by the Company are made at the discretion of the Board of Directors.

Under the plan, we match 50% of employee contributions to the plan up to 6% of the employee's per pay period compensation. During 2010, 2009, and 2008 we contributed $349,000, $369,000, and $365,000, respectively, to the plan under the matching program.

16. Quarterly Financial Information (Unaudited)

The following table presents our unaudited quarterly financial information for the years ending December 31, 2010 and 2009:

                                                       Year Ended December 31, 2010
                                        ----------------------------------------------------------
                                        December 31,   September 30,    June 30,       March 31,
                                        -------------  -------------  -------------  -------------
Revenue                                $     683,000  $   1,301,000  $   2,088,000  $     668,000
Gross margin (loss)                       (6,782,000)    (2,811,000)    (1,270,000)      (619,000)
Net loss                                 (15,420,000)   (11,850,000)   (11,073,000)    (9,117,000)
Net loss per share basic and diluted           (0.16)         (0.13)         (0.12)         (0.10)

                                                       Year Ended December 31, 2009
                                        ----------------------------------------------------------
                                        December 31,   September 30,    June 30,       March 31,
                                        -------------  -------------  -------------  -------------
Revenue                                $     971,000  $     924,000  $     987,000  $     951,000
Gross margin                                (130,000)      (175,000)       (83,000)       327,000
Net loss                                  (8,745,000)   (11,525,000)   (10,394,000)    (8,865,000)
Net loss per share basic and diluted           (0.11)         (0.15)         (0.15)         (0.13)

17. Subsequent Event

In January 2011, we reduced approximately 20% of our workforce and expect to record expense of approximately $370,000 related to the severance agreements for these employees in the first quarter of 2011.

MICROVISION, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES SCHEDULE
(in thousands)

                                                                               Additions
                                                                       ------------------------
                                                          Balance at   Charges to   Charges to                  Balance at
                                                         beginning of   costs and      other                      end of
                      Description                        fiscal period  expenses     accounts     Deductions   fiscal period
-------------------------------------------------------  ------------  -----------  -----------  ------------  -------------
    Year Ended December 31, 2008
        Allowance for receivables from related parties  $      2,496  $        --  $        --  $       (645) $       1,851
        Tax valuation allowance                               87,651           --       11,555            --         99,206

    Year Ended December 31, 2009
        Allowance for receivables from related parties         1,851           --           --        (1,451)           400
        Tax valuation allowance                               99,206           --       14,100            --        113,306

    Year Ended December 31, 2010
        Allowance for receivables from related parties           400           --           --            --            400
        Tax valuation allowance                              113,306           --       16,452            --        129,758

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants in accounting or financial disclosure matters during the Company's fiscal years ended December 31, 2010 and 2009.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), prior to the filing of this Form 10-K. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

(b) Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report, which is included in Item 8 of this Annual Report on Form 10-K under the heading "Report of Independent Registered Public Accounting Firm."

(c) Changes in internal controls over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2010 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K in Item 4A. The information required by this Item and not provided in Item 4A will appear under the caption "Discussion of Proposals Recommended by the Board" in the Proxy Statement, which section is incorporated in this Item by reference. The Proxy Statement will be filed prior to our 2011 Annual Meeting of Shareholders'.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item will appear under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Director Compensation for 2010" in the Proxy Statement, which sections are incorporated in this Item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information as of December 31, 2010 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table:

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
Plan Category                                                    (a)                   (b)                      (c)
-------------------------------------------------------  --------------------  --------------------  -------------------------
Equity compensation plans approved by shareholders                 8,733,000  $               3.40                  6,346,000
Equity compensation plans not approved by shareholders                26,000                  3.85                         --
                                                         --------------------                        -------------------------
    Total                                                          8,759,000  $               3.40                  6,346,000
                                                         ====================                        =========================

In February 2007, MicroVision issued a warrant to purchase 25,000 shares of common stock to a third party for services. The warrant was immediately exercisable, has an exercise price of $3.42 per share, and expires in February 2012. The number and price of securities for which the warrants may be exercised are subject to adjustment for certain changes in our capital structure. Where the Company's outstanding shares of common stock are divided into a greater number of shares, combined into a smaller number of shares, or a stock dividend is paid on the common stock, the exercise price per share shall be proportionately adjusted by the ratio of common shares outstanding immediately before and after the transaction. In the event of a change in the Company's common stock from a reorganization, reclassification, consolidation, or merger, the holders will be entitled to receive, upon the exercise of the warrants, the same amount and kind of securities, cash or property to which the holders would have been entitled if, immediately prior to the change in capital structure, the warrant holders had held the number of shares of common stock obtainable upon the exercise of the warrants.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of the report:

Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2010 and 2009

Statements of Operations for the years ended December 31, 2010, 2009, and 2008

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2010, 2009 and 2008

Statements of Comprehensive Loss for the years ended December 31, 2010, 2009, and 2008

Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008

Notes to Consolidated Financial Statements

Valuation and Qualified Accounts and Reserves for the years ended December 31, 2010, 2009, and 2008

(b) Exhibits

The following exhibits are referenced or included in this report.

3.1	Amended and Restated Certificate of Incorporation of MicroVision, Inc., as amended (9)
3.2	Bylaws of MicroVision, Inc. (2)
4.1	Form of Specimen Stock Certificate for Common Stock.(2)
4.2	Form of Underwriter's Warrant Agreement dated June 5, 2006 by and between MicroVision, Inc. and MDB Capital Group, LLC.(6)
4.3

Form of Warrant issued under the Placement Agency Agreement dated as of July 18, 2008 by and between MicroVision, Inc. and FTN Securities Corp., as representative of the several placement agents named therein. (8)

4.4	Registration Rights Agreement, dated as of August 16, 2010, by and between MicroVision, Inc. and Azimuth Opportunities Ltd. (12)
10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993.(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and MicroVision, Inc., dated October 28, 1993.(1)+
10.3	Exclusive License Agreement between The University of Washington and MicroVision, Inc., dated October 28, 1993.(1)+
10.4	Exclusive License Agreement between the University of Washington and MicroVision, Inc. dated March 3, 1994.(4)
10.5	MicroVision, Inc. 2006 Incentive Plan, as amended. (7)*
10.6	Independent Director Stock Option Plan, as amended.(3)*
10.8	Employment Agreement between MicroVision, Inc. and Alexander Y. Tokman dated April 7, 2009.(11)
10.9	Lease Agreement between CarrAmerica Reality Operating Partnership, L.P. and MicroVision, Inc., dated July 15, 2005.(5)
10.10	Securities Purchase Agreement dated June 22, 2009 by and between the Company and Max Display Enterprises Limited (10)
10.11	Registration Rights Agreement dated June 22, 2009 by and between the Company and Max Display Enterprises Limited(10)
10.12	Warrant No. 120 to Purchase Common Stock of MicroVision, Inc. issued June 22, 2009 to Max Display Enterprises Limited(10)
10.13	Common Stock Purchase Agreement, dated as of August 16, 2010, by and between MicroVision, Inc. and Azimuth Opportunities Ltd. (12)
10.14	Engagement Letter, dated as of August 16, 2010, by and between MicroVision, Inc. and Reedland Capital Partners.(12)
23	Consent of Independent Registered Public Accounting Firm.
31.1	Principal Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(8) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 18, 2008.

(9) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2009

(10) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2009

(11) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 2009

(12) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 17, 2010.

+ Subject to confidential treatment.

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
Date: March 9, 2011	By	Alexander Tokman Alexander Tokman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 9, 2011.

Signature	Title
/s/ Alexander Tokman Alexander Tokman	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeff Wilson Jeff Wilson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Richard A. Cowell Richard A. Cowell	Director

/s/ Slade Gorton Slade Gorton	Director

/s/ Jeanette Horan Jeanette Horan	Director

/s/ Perry Mulligan Perry Mulligan	Director

/s/ Brian Turner Brian Turner	Director

EXHIBIT INDEX

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

3.1	Amended and Restated Certificate of Incorporation of MicroVision, Inc., as amended (9)
3.2	Bylaws of MicroVision, Inc. (2)
4.1	Form of Specimen Stock Certificate for Common Stock.(2)
4.2	Form of Underwriter's Warrant Agreement dated June 5, 2006 by and between MicroVision, Inc. and MDB Capital Group, LLC.(6)
4.3

Form of Warrant issued under the Placement Agency Agreement dated as of July 18, 2008 by and between MicroVision, Inc. and FTN Securities Corp., as representative of the several placement agents named therein. (8)

4.4	Registration Rights Agreement, dated as of August 16, 2010, by and between MicroVision, Inc. and Azimuth Opportunities Ltd. (12)
10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993.(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and MicroVision, Inc., dated October 28, 1993.(1)+
10.3	Exclusive License Agreement between The University of Washington and MicroVision, Inc., dated October 28, 1993.(1)+
10.4	Exclusive License Agreement between the University of Washington and MicroVision, Inc. dated March 3, 1994.(4)
10.5	MicroVision, Inc. 2006 Incentive Plan, as amended. (7)*
10.6	Independent Director Stock Option Plan, as amended.(3)*
10.8	Employment Agreement between MicroVision, Inc. and Alexander Y. Tokman dated April 7, 2009.(11)
10.9	Lease Agreement between CarrAmerica Reality Operating Partnership, L.P. and MicroVision, Inc., dated July 15, 2005.(5)
10.10	Securities Purchase Agreement dated June 22, 2009 by and between the Company and Max Display Enterprises Limited (10)
10.11	Registration Rights Agreement dated June 22, 2009 by and between the Company and Max Display Enterprises Limited(10)
10.12	Warrant No. 120 to Purchase Common Stock of MicroVision, Inc. issued June 22, 2009 to Max Display Enterprises Limited(10)
10.13	Common Stock Purchase Agreement, dated as of August 16, 2010, by and between MicroVision, Inc. and Azimuth Opportunities Ltd. (12)
10.14	Engagement Letter, dated as of August 16, 2010, by and between MicroVision, Inc. and Reedland Capital Partners.(12)
23	Consent of Independent Registered Public Accounting Firm.
31.1	Principal Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(8) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 18, 2008.

(9) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2009

(10) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2009

(11) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 2009

(12) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 17, 2010.

+ Subject to confidential treatment.

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.