Form 10-Q
period 2011-03-31
MICROVISION INC
filed 2011-05-09
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

As of May 3, 2011, 105,099,000 shares of the Company's common stock, $0.001 par value, were outstanding.

MicroVision, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$14,469	$19,413
Investment securities, available-for-sale	12	13
Accounts receivable, net of allowances of $628 and $588	880	1,116
Costs and estimated earnings in excess of billings on uncompleted contracts	123	137
Inventory	5,423	6,075
Current restricted investments	306	306
Other current assets	477	564
Total current assets	21,690	27,624

Property and equipment, net	3,843	4,169
Restricted investments	1,019	1,189
Intangible assets	2,186	2,233
Other assets	30	18
Total assets	$28,768	$35,233

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$6,808	$7,665
Accrued liabilities	4,305	4,135
Billings in excess of costs and estimated earnings on uncompleted contracts	47	81
Current portion of capital lease obligations	37	40
Current portion of long-term debt	87	85
Total current liabilities	11,284	12,006
Capital lease obligations, net of current portion	105	114
Long-term debt, net of current portion	137	159
Deferred rent, net of current portion	600	697
Other long-term liabilities	330	424
Total liabilities	12,456	13,400

Commitments and contingencies

Shareholders' Equity
Preferred stock, par value $.001; 25,000 shares authorized; 0 and
0 shares issued and outstanding	-	-
Common stock, par value $.001; 200,000 shares authorized; 105,094 and
102,471 shares issued and outstanding	105	102
Additonal paid-in capital	404,305	400,791
Accumulated other comprehensive loss	(31)	(30)
Accumulated deficit	(388,067)	(379,030)
Total shareholders' equity	16,312	21,833
Total liabilities and shareholders' equity	$28,768	$35,233

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Product revenue	$886	$370
Contract revenue	233	298
Total revenue	1,119	668

Cost of product revenue	2,240	1,159
Cost of contract revenue	299	128
Total cost of revenue	2,539	1,287

Gross margin	(1,420)	(619)

Research and development expense	4,327	4,998
Sales, marketing, general and administrative expense	3,299	3,888
Gain on disposal of fixed assets	(7)	-
Total operating expenses	7,619	8,886
Loss from operations	(9,039)	(9,505)
Interest income	15	29
Interest expense	(13)	(17)
Gain on derivative instruments, net	-	395
Other expense	-	(19)
Net loss	$(9,037)	$(9,117)

Net loss per share - basic and diluted	$(0.09)	$(0.10)

Weighted-average shares outstanding - basic and diluted	102,697	88,693

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net loss	$(9,037)	$(9,117)

Other comprehensive gain (loss):
Unrealized gain (loss) on investment securities,
available-for-sale	(1)	8
Comprehensive loss	$(9,038)	$(9,109)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(9,037)	$(9,117)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	518	342
Amortization of intangible assets	47	1
Gain on disposal of property and equipment	(7)	-
Non-cash stock-based compensation expense	401	661
Gain on derivative instruments	-	(395)
Inventory write-downs	461	756
Non-cash deferred rent	(69)	(69)
Change in:
Accounts receivable, net	236	358
Costs and estimated earnings in excess of billings on uncompleted contracts	14	40
Inventory	191	(3,437)
Other current assets	87	(41)
Other assets	(12)	(1)
Accounts payable	(985)	469
Accrued liabilities	142	867
Billings in excess of costs and estimated earnings on uncompleted contracts	(34)	(8)
Other long-term liabilities	(94)	-
Net cash used in operating activities	(8,141)	(9,574)

Cash flows from investing activities
Sales of investment securities	-	100
Decrease in restricted investment	170	-
Proceeds on sale of property and equipment	7	-
Purchases of property and equipment	(64)	(512)
Net cash provided by (used in) investing activities	113	(412)

Cash flows from financing activities
Principal payments under capital leases	(12)	(18)
Principal payments under long-term debt	(20)	(19)
Net proceeds from issuance of common stock and warrants	3,116	25
Net cash provided by (used in) financing activities	3,084	(12)
Net decrease in cash and cash equivalents	(4,944)	(9,998)
Cash and cash equivalents at beginning of period	19,413	43,025
Cash and cash equivalents at end of period	$14,469	$33,027

Supplemental disclosure of cash flow information
Cash paid for interest	$13	$17

Supplemental schedule of non-cash investing and financing activities
Other non-cash additions to property and equipment	$229	$478

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Consolidated Financial Statements
March 31, 2011
(In thousands, unaudited)

1. MANAGEMENT'S STATEMENT AND PRINCIPLES OF CONSOLIDATION

Management's Statement

The Consolidated Balance Sheet as of March 31, 2011, the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2011 and 2010, and Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 have been prepared by MicroVision, Inc. ("we" or "us") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at March 31, 2011 and the results of operations, comprehensive loss and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the "SEC"). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues and product sales. At March 31, 2011, MicroVision had $14.5 million in cash, cash equivalents and investment securities available-for-sale.

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

We have received a report from our independent public accounting firm regarding the consolidated financial statements for the year ended December 31, 2010 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis.

In August 2010, we entered into a committed equity financing facility with Azimuth Opportunity, Ltd. In March 2011, we raised $3.1 million through the sale of approximately 2.5 million shares of our common stock under this facility. As part of our plan to raise additional cash, we may sell the 2.6 million shares of common stock remaining available under the facility as of March 31, 2011, though we may not be able to sell shares under the facility in the amounts desired or at all. We are not obligated to use the facility and remain free to enter into and consummate other equity and debt financing transactions. See Note 10 for more information.

2. NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities outstanding. Potentially dilutive common stock equivalents primarily consist of warrants, employee stock options and nonvested equity shares. Diluted net loss per share for the three months ended March 31, 2011 and 2010 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including options, warrants and nonvested equity shares is anti-dilutive. The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Net loss available for common shareholders - basic and diluted	$(9,037)	$(9,117)

Denominator:
Weighted-average common shares outstanding - basic and diluted	102,697	88,693

Net loss per share - basic and diluted	$(0.09)	$(0.10)

On March 31, 2011 and 2010, we excluded the following convertible securities from diluted net loss per share, as the effect of including them would have been anti-dilutive: publicly traded warrants exercisable for 6,025,000 and 6,025,000 shares of common stock, respectively, options and private warrants exercisable into a total of 10,675,000 and 12,280,000 shares of common stock, respectively, and 974,000 and 402,000 shares of nonvested equity shares, respectively.

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

Our cash equivalents and investment securities available-for-sale are comprised of money market savings accounts and equity securities. The corporate equity securities are valued using inputs and common methods with sufficient levels of transparency and observability to be classified at Level 2.

The valuation inputs hierarchy classification for our assets measured at fair value on a recurring basis are summarized below as of March 31, 2011. This table does not include cash held in our money market savings accounts. As of March 31, 2011, we did not have any liabilities measured at fair value on a recurring basis.

As of March 31, 2011:	Level 1	Level 2	Level 3	Total
Assets
Corporate equity securities	-	12,000	-	12,000
	$-	$12,000	$-	$12,000

As December 31, 2010:	Level 1	Level 2	Level 3	Total
Assets
Corporate equity securities	-	13,000	-	13,000
	$-	$13,000	$-	$13,000

4. INVENTORY

Inventory consists of the following:

	March 31,	December 31,
	2011	2010
Raw materials	$3,925,000	$3,924,000
Finished goods	1,498,000	2,151,000
	$5,423,000	$6,075,000

The inventory at March 31, 2011 and December 31, 2010 consisted of raw materials primarily for our accessory pico projector SHOWWX+ and PicoP display engine, and finished goods primarily composed of our SHOWWX and SHOWWX+. Because our cost is currently higher than our selling price for our accessory pico projector product, inventory for the three months ended March 31, 2011 also included write downs of $461,000 for lower of cost or market adjustments primarily comprised of adjustments to our inventory value to reflect our current estimated selling price for our inventory.

Inventory is stated at the lower of cost or market, with cost determined on net realizable value basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, we reduce the value of our inventory to our estimated scrap value when management determines that it is not probable that the inventory will be consumed through normal production during the next twelve months.

5. SEVERANCE ARRANGEMENTS

In January 2011, we reduced our workforce by approximately 20%. During the three months ended March 31, 2011, we recorded expense of $372,000 and paid $258,000 relating to the severance agreements for these employees. We plan to make the remaining severance payments during the second quarter of 2011.

6. SHARE-BASED COMPENSATION

We use the straight-line attribution method to allocate the fair value of share-based compensation awards over the requisite service period for each award. The following table shows the amount of stock-based employee compensation expense included in the consolidated statements of operations:

	Three Months Ended
	March 31,
	2011	2010
Cost of contract revenue	$10,000	$5,000
Cost of product revenue	10,000	11,000
Research and development expense	174,000	234,000
Sales, marketing, general and administrative expense	192,000	398,000
Total share-based employee compensation expense	$386,000	$648,000

Options Activity and Positions

The following table summarizes shares, weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2011:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(years)	Value
Outstanding as of March 31, 2011	8,364,000	$3.43	5.8	$1,207

Exercisable as of March 31, 2011	6,144,000	$3.69	5.0	$390

As of March 31, 2011, our unamortized share-based employee compensation was $2.8 million which we plan to amortize over the next 2.2 years and our unamortized nonvested equity share-based employee compensation was $957,000 which we plan to amortize over the next 2.7 years.

7. LONG-TERM NOTES

Tenant Improvement Loan Agreement

During 2006, we entered into a loan agreement with the lessor of our corporate headquarters in Redmond, Washington to finance $536,000 in tenant improvements. The loan carries a fixed interest rate of 9% per annum, is repayable over the initial term of the lease, which expires in 2013, and is secured by a letter of credit. The balance of the loan was $224,000 at March 31, 2011.

8. WARRANTS

Prior to 2011, we had common stock warrants outstanding that were issued in connection with certain notes. The warrants met the definition of derivative instruments that must be accounted for as liabilities because we could not engage in certain corporate transactions affecting the common stock unless we made a cash payment to the holders of the warrants. During 2010 these warrants expired unexercised. We recorded changes in the fair values of the warrants in the statement of operations each period. We valued the warrants at March 31, 2010 using the Black-Scholes option pricing model with the following assumptions: expected volatility of 80%; expected dividend yield of 0%; risk free interest rate of 0.32%; and contractual lives of 0.7 years. The change in value of the warrants of $393,000 for the three months ended March 31, 2010 was recorded as a non-operating loss and is included in "Gain on derivative instruments, net" in the consolidated statement of operations.

9. COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

10. COMMITTED EQUITY FINANCING FACILITY

In August 2010, we entered into a committed equity financing facility with Azimuth Opportunity, Ltd., ("Azimuth"), under which we may sell to Azimuth up to the lesser of $60.0 million or 17,771,901 of our shares of common stock over a 24-month term, which began on September 9, 2010. In March 2011, we raised $3.1 million through the sale of approximately 2.5 million shares of our common stock under this facility. As of March 31, 2011 we have the lesser of approximately $34.5 million or 2.6 million shares of common stock remaining available under the facility.

From time to time over the agreement term, and at our sole discretion, we may present Azimuth with draw-down notices requiring Azimuth to purchase shares of our common stock over 10 consecutive trading days, (the "Draw-Down Period"), at a pre-determined purchase price. The agreement allows us, in our sole discretion but subject to certain limitations, to require Azimuth to purchase the greater of the daily allocation amount specified in the draw-down notice or a percentage of the daily trading volume of our common stock for each trading day during the Draw-Down Period.

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

In consideration for Azimuth's execution and delivery of the purchase agreement, we paid Azimuth $150,000 in cash and 64,377 shares of our common stock in 2010. Reedland Capital Partners is acting as placement agent and receives a fee for its services equal to 1% of the aggregate dollar amount of common stock purchased by Azimuth upon settlement of any draw under the facility.

11. SUBSEQUENT EVENT

In May 2011, we entered into an additional committed equity financing facility with Azimuth Opportunity, Ltd., ("Azimuth"), under which we may sell to Azimuth up to the lesser of $40.0 million or 21,018,043 of our shares of common stock over a 24-month term, which began on May 4, 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information set forth in this report in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 3, "Quantitative and Qualitative Disclosure about Market Risk," includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by that section. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of MicroVision , as well as assumptions relating to the foregoing. The words "anticipate," "believe," "estimate," "expect," "goal," "may," "plan," "project," "will," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Factors that could cause actual results to differ materially from those projected in our forward-looking statements include the following: our ability to obtain financing; market acceptance of our technologies and products; our financial and technical resources relative to those of our competitors; our ability to keep up with rapid technological change; government regulation of our technologies; our ability to enforce our intellectual property rights and protect our proprietary technologies; the ability to obtain additional contract awards and to develop partnership opportunities; the timing of commercial product launches; the ability to achieve key technical milestones in key products; and other risk factors identified in this report under the caption "Item 1A - Risk Factors."

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

The primary objective for consumer applications is to provide users of mobile consumer devices such as smartphones, media players, table PCs, and other consumer electronic products with a large screen viewing experience produced by a small embedded projector. These potential products would allow users to watch movies and videos, play video games, display images and other data onto a variety surfaces, freeing users from the limitations of a small, palm-sized screen. The PicoP could be further modified to be embedded into a pair of glasses to provide the mobile user with a see-through or occluded personal display to view movies, play games or access other content.

The PicoP with some modification could be embedded into a vehicle or integrated into a portable standalone aftermarket device to create a high-resolution head-up display (HUD) that could project point-by-point navigation, critical operational, safety and other information important to the vehicle operator.

The enterprise products employing our technology would allow users in field-based professions such as service repair or sales to view and share information such as schematics for equipment repair and sales data and orders within CRM applications on a larger, more user- friendly interface. We also see potential for embedding the PicoP laser display engine in industrial products where our displays could be used for 3D measuring and digital signage, enhancing the overall user experience of these applications.

We currently market and sell our SHOWWX™ line of accessory pico projectors through a network of global distributors as well as directly to end users through our website. In the future, we plan to add distribution channels and geographic locations for our PicoP-based products. We continue to enter into a limited number of development agreements with commercial and U.S. government customers to develop advanced prototypes and demonstration units based on our light scanning technologies.

Results of Operations

Product revenue.

		% of		% of
		product		product
(in thousands)	2011	revenue	2010	revenue	$ change	% change
Three months ended March 31
Pico projector revenue	$812	91.6	$264	71.4	$548	207.6
Bar code revenue	74	8.4	106	28.6	(32)	(30.2)
Total product revenue	$886	100.0	$370	100.0	$516	139.5

Our product sales generally include acceptance provisions. We recognize product revenue upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. We have entered into agreements with resellers and distributors, as well as selling directly to the public. Sales made to resellers and distributors are recognized using either the sell-through method or upon expiration of the contractually agreed-upon acceptance period, depending on our ability to reasonably estimate returns. Some of the agreements with resellers and distributors contain price-protection clauses, and revenue is recognized net of these amounts. Sales made directly to the public are recognized either upon expiration of the contractual acceptance period after which there are no rights of return, or net of estimated returns and allowances. Provisions are made for warranties at the time revenue is recorded. Warranty expense was not material for any periods presented.

Our quarterly revenue may vary substantially due to the timing of product orders from customers, production constraints and availability of components and raw materials.

Pico projector revenue includes the sales of our SHOWWX and SHOWWX+ accessory pico projector products and related accessories.

Bar code revenue was lower during the three months ended March 31, 2011 than the same period in 2010, due to our decreased investment in our bar code product during 2009. We do not expect to increase our investment in the bar code product in the future and we are currently evaluating opportunities to sell our existing bar code inventory and sell or license our bar code technology.

The backlog of product orders at March 31, 2011 was approximately $591,000, compared to $16.8 million at March 31, 2010. The product backlog is scheduled for delivery within one year. During the three months ended March 31, 2011, we removed $11.9 million in orders placed in 2010 by an OEM customer for PicoP display engines for its high end media player. The customer recently notified us that it has delayed its product launch which has introduced additional uncertainty about the commercialization ramp of the customer's product. We have removed these orders from our backlog until more information regarding the timing and quantity of engine deliveries can be established.

Contract revenue.

		% of		% of
		contract		contract
(in thousands)	2011	revenue	2010	revenue	$ change	% change
Three months ended March 31
Government revenue	$93	39.9	$71	23.8	$22	31.0
Commercial revenue	140	60.1	227	76.2	(87)	(38.3)
Total contract revenue	$233	100.0	$298	100.0	$(65)	(21.8)

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

We recognize contract revenue as work progresses on long-term, cost plus fixed fee, and fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We have developed processes that allow us to make reasonable estimates of the cost to complete a contract. When we begin work on the contract and at the end of each accounting period, we estimate the costs required to complete the contract and compare these estimates to costs incurred to date. Since our contracts generally require some level of technology development, the actual costs required to complete a contract can vary from our estimates. Recognized revenues are subject to revisions as actual cost becomes certain. Revisions in revenue estimates are reflected in the period in which the facts that give rise to the revision become known. In the future, revisions in these estimates could significantly impact recognized revenue in any one reporting period. We recognize contract revenue on the sale of prototype units and evaluation kits, upon acceptance of the deliverables by the customer or expiration of the contractual acceptance period, after which there are no rights of return. While we anticipate future revenue from these units, quarterly revenue may vary substantially due to the timing of orders from customers and potential constraints on resources.

Contract revenue was lower during the three months ended March 31, 2011 than the same periods in 2010, due to reduced sales of prototype units and evaluation kits compared to the prior year. We expect that we will enter into few new development contracts as we continue to focus our resources on commercialization of our PicoP-based products.

Our backlog of development contracts, including orders for prototype units and evaluation kits, at March 31, 2011 was $895,000 compared to $59,000 at March 31, 2010, all of which is scheduled for completion during the next twelve months.

Cost of product revenue.

		% of		% of
		product		product
(in thousands)	2011	revenue	2010	revenue	$ change	% change
Three months ended March 31	$2,240	252.8	$1,159	313.2	$1,081	93.3

Our costs to produce accessory pico projector units during the three months ended March 31, 2011 were substantially higher than product revenue. Cost of product revenue includes the direct and allocated indirect cost of manufacturing products sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of these products. Indirect costs include labor and other costs associated with operating our manufacturing capabilities and capacity.

During the three months ended March 31, 2011, cost of product revenue included a write down of $461,000 for inventory in stock at the end of the quarter. The write down included lower of cost or market adjustments primarily comprised of adjustments to our inventory value to reflect our current estimated selling price for our inventory.

The increase in cost of product revenue for the three months ended March 31, 2011, compared to the same period in 2010, was primarily a result of increased product revenue and higher levels of overhead allocated to cost of product revenue compared to the same period a year ago. During the three months ended March 31, 2011, all manufacturing costs were included in cost of product revenue, compared to the same period in 2010 when we classified overhead cost allocated to the SHOWWX as research and development expense until February 2010, when we determined that SHOWWX design and production processes were mature enough to support commercial production.

Our overhead, which includes the costs of procuring, inspecting and storing material, and facility and depreciation costs, is allocated to cost of product revenue based on the level of effort supporting production. During the three months ended March 31, 2011, we expensed approximately $340,000 of manufacturing overhead associated with production capacity in excess of production requirements.

The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix and volume and the level of overhead expense. The decrease in the cost of product revenue as a percentage of product revenue in 2011, compared to the same periods in 2010, was primarily attributed to lower of cost or market adjustments comprising a smaller proportion of total cost of product revenue.

Cost of contract revenue.

		% of		% of
		contract		contract
(in thousands)	2011	revenue	2010	revenue	$ change	% change
Three months ended March 31	$299	128.3	$128	43.0	$171	133.6

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

Cost of contract revenue for the three months ended March 31, 2011 includes a provision for estimated losses on uncompleted contracts of $85,000. We recognize any estimated losses on contracts in full as soon as identified. The losses are a result of excess material cost associated with minimum order quantities for materials required to complete the statement of work.

Cost of contract revenue was higher during the three months ended March 31, 2011 than the same period in 2010 as a result of the provision for estimated losses and higher labor expense resulting from a change in the labor resources allocated to the project. The cost of contract revenue as a percentage of contract revenue was lower in the three months ended March 31, 2011, than in the comparable periods in 2010 as a result of differences in the cost mix of the contracts, prototype units and evaluation kits produced during those periods.

The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract cost mix and the levels of direct and indirect costs incurred. However, over longer periods of time we expect modest fluctuations in the cost of contract revenue, as a percentage of contract revenue.

Research and development expense.

(in thousands)	2011	2010	$ change	% change
Three months ended March 31	$4,327	$4,998	$(671)	(13.4)

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

The decrease in research and development expense during the three months ended March 31, 2011, compared to the same period in 2010, is primarily attributable to decreased subcontractor costs associated with advanced research compared to the prior year.

We believe that a substantial level of continuing research and development expense will be required to develop additional commercial products using the PicoP technology. Accordingly, we anticipate our level of research and development spending will continue to be substantial.

In February 2011, we announced our plan to simplify operations and significantly reduce our 2011 cash requirements through a combination of measures as part of our strategy to focus our efforts on development of the next-generation of our PicoP technology based on direct green lasers. We plan to aggressively manage our operating expenses as part of this strategy and expect our research and development expense to decrease in 2011 from 2010.

Sales, marketing, general and administrative expense.

(in thousands)	2011	2010	$ change	% change
Three months ended March 31	$3,299	$3,888	$(589)	(15.1)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses. The decrease in cost during 2011 compared to the same period in 2010 is primarily due to decreased payroll costs due to reductions in staffing levels.

In 2011, we plan to aggressively manage our operating expenses as part of our strategy to simplify operations and significantly reduce our 2011 cash requirements as we focus our efforts on development of the next-generation of our PicoP technology based on direct green lasers. As a result, we expect our sales, marketing, general and administrative expense to decrease in 2011 from 2010.

Interest income.

(in thousands)	2011	2010	$ change	% change
Three months ended March 31	$15	$29	$(14)	(48.3)

The decrease in interest income for the three ended March 31, 2011 compared to the same periods in 2010 resulted primarily from lower average cash, investment securities balances, and interest rates.

Interest expense.

(in thousands)	2011	2010	$ change	% change
Three months ended March 31	$13	$17	$(4)	(23.5)

Gain on derivative instruments, net.

(in thousands)	2011	2010	$ change	% change
Three months ended March 31	$-	$395	$(395)	(100.0)

Prior to 2011, we had common stock warrants outstanding that were issued in connection with certain notes. The warrants met the definition of derivative instruments that must be accounted for as liabilities because we could not engage in certain corporate transactions affecting the common stock unless we made a cash payment to the holders of the warrants. During 2010 these warrants expired unexercised. We recorded changes in the fair values of the warrants in the consolidated statements of operations each period. We valued the warrants at March 31, 2010 using the Black-Scholes option pricing model with the following assumptions: expected volatility of 80%; expected dividend yield of 0%; risk free interest rate of 0.32%; and contractual life of 0.7 years. The changes in value of the warrants of $393,000 for the three months ended March 31, 2010 was recorded as non-operating gains and are included in "Gain on derivative instruments, net" in the consolidated statements of operations.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of equity and debt securities and, to a lesser extent, from development contract revenues and product sales. At March 31, 2011, we had $14.5 million in cash, cash equivalents and investment securities, available-for-sale.

We anticipate lowering our cash used in operations in 2011 significantly, through a combination of:

  sharing development and commercialization costs of the next-generation PicoP technology based on direct green lasers with our development partners;
  limiting our future investment into advancement of the current-generation PicoP technology based on synthetic green lasers;
  moving future product development to original design manufacturers;
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

In August 2010, we entered into a committed equity financing facility with Azimuth Opportunity, Ltd. In March 2011, we raised $3.1 million through the sale of approximately 2.5 million shares of our common stock under this facility. As of March 31, 2011 we have the lesser of approximately $34.5 million or 2.6 million shares of common stock remaining available under the facility. In May 2011, we entered into an additional committed equity financing facility with Azimuth Opportunity, Ltd., under which we may sell to Azimuth up to the lesser of $40.0 million or 21,018,043 of our shares of common stock over a 24-month term, which began on May 4, 2011. However, we may not be able to sell shares under either facility in the amounts desired or at all.

We received a report from our independent public accounting firm regarding the consolidated financial statements for the year ended December 31, 2010 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis.

Cash used in operating activities totaled $8.1 million during the three months ended March 31, 2011, compared to $9.6 million during the same period in 2010. During the three months ended March 31, 2011, the decrease in net cash used in operating activities was primarily driven by lower inventory purchases for commercialization of PicoP-based products.

We had the following material gains and charges, and changes in assets and liabilities during the three months ended March 31, 2011:

  "Inventory" During the three months ended March 31, 2011, ending inventory decreased by $652,000, primarily attributable to our accessory pico projector product.
  "Accounts Payable" During the three months ended March 31, 2011, accounts payable decreased approximately $857,000, primarily due to decreased inventory purchases for the pico projector product line.

Net cash provided by investing activities totaled $113,000 for the three months ended March 31, 2011 compared to net cash used in investing activities of $412,000 during the three months ended March 31, 2010. During the three months ended March 31, 2011, the change in net cash provided by investing activities was primarily driven by a contractual reduction of a letter of credit securing the lease of our corporate headquarters, which resulted in a decrease of our restricted investments. During the three months ended March 31, 2011, we used cash of $64,000 for capital expenditures, compared to $512,000 during the same period in 2010. During the three months ended March 31, 2011, the decrease in cash used in investing activities was primarily a result of fewer costs associated with a new enterprise resource planning system and production equipment purchases compared to one year ago.

Net cash provided by financing activities totaled $3.1 million for the three months ended March 31, 2011 compared to net cash used in financing activities of $12,000 during the same period in 2010. In March 2011, we completed a draw down from our committed equity financing facility and raised $3.1 million, before placement agent and other issuance costs, from the sale of 2,506,611 shares of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of March 31, 2011, all of our cash, cash equivalents and investment securities available-for-sale have variable interest rates or are equity investments traded in active markets. Therefore, we believe our exposure to the market and interest rate risk is not material.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity and return.

The values of cash equivalents and investment securities, available-for-sale by maturity date as of March 31, 2011, are as follows:

Foreign Exchange Rate Risk

All of our development contract payments are made in U.S. dollars. However, in the future we may enter into additional development contracts in foreign currencies that may subject us to foreign exchange rate risk. We have purchase orders and supply agreements in foreign currencies and may enter into such arrangements from time to time in the future. We believe our exposure to currency fluctuations related to these arrangements is not material. We intend to enter into foreign currency hedges to offset material exposure to currency fluctuations when we can adequately determine the timing and amounts of the exposure.

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

  As of March 31, 2011, we had an accumulated deficit of $388.1 million.
  We incurred consolidated net losses of $292.1 million from inception through 2008, $39.5 million in 2009, and $47.5 in 2010, and a net loss of $9.0 million in the three months ended March 31, 2011.

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

Our backlog of open orders totaled $1.5 million as of March 31, 2011. We may be unable to meet the performance requirements, including performance specifications or delivery dates, required by such purchase orders.  Further, our customers may be unable or unwilling to perform their obligations there under on a timely basis or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals. To the extent we are unable to perform under such purchase orders or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

It may become more difficult to sell our stock in the public market.

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were not listed on the NASDAQ Capital Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market- making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. The market price of our stock has mostly traded below $5.00 per share during 2010, 2009, and 2008. On May 3, 2011, the closing price of our stock was $1.46.

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

We rely on single suppliers to manufacture our PicoP display engine, our SHOWWX products and our MEMS chips in wafer form. The lead time required to establish a relationship with a new contract manufacturer or foundry is long, and it takes time to adapt a product's design to a particular manufacturer's processes. Accordingly, there is no readily available alternative source of supply for these products and components in high volumes. This could cause significant delays in shipping products if we have to change our source of supply and manufacture quickly, which may result in lost revenues and damaged customer relationships.

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

MICROVISION, INC.
Date: May 9, 2011	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2011	BY:	/s/ Jeff Wilson
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