Form 10-Q
period 2011-06-30
MICROVISION INC
filed 2011-07-28
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
(Address of Principal Executive Offices, including Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

As of July 21, 2011, 108,266,000 shares of the Company's common stock, $0.001 par value, were outstanding.

MicroVision, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$9,339	$19,413
Investment securities, available-for-sale	9	13
Accounts receivable, net of allowances of $287 and $588	684	1,116
Costs and estimated earnings in excess of billings on uncompleted contracts	132	137
Inventory	5,042	6,075
Current restricted investments	306	306
Other current assets	978	564
Total current assets	16,490	27,624

Property and equipment, net	3,380	4,169
Restricted investments	1,019	1,189
Intangible assets	2,140	2,233
Other assets	30	18
Total assets	$23,059	$35,233

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$6,785	$7,665
Accrued liabilities	4,026	4,135
Billings in excess of costs and estimated earnings on uncompleted contracts	47	81
Current portion of capital lease obligations	35	40
Current portion of long-term debt	89	85
Total current liabilities	10,982	12,006
Capital lease obligations, net of current portion	94	114
Long-term debt, net of current portion	114	159
Deferred rent, net of current portion	497	697
Other long-term liabilities	-	424
Total liabilities	11,687	13,400

Commitments and contingencies

Shareholders' Equity
Preferred stock, par value $.001; 25,000 shares authorized; 0 and
0 shares issued and outstanding	-	-
Common stock, par value $.001; 200,000 shares authorized; 108,266 and
102,471 shares issued and outstanding	108	102
Additonal paid-in capital	408,540	400,791
Accumulated other comprehensive loss	(34)	(30)
Accumulated deficit	(397,242)	(379,030)
Total shareholders' equity	11,372	21,833
Total liabilities and shareholders' equity	$23,059	$35,233

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Product revenue	$904	$2,015	$1,790	$2,385
Contract revenue	251	73	484	371
Total revenue	1,155	2,088	2,274	2,756

Cost of product revenue	2,985	3,337	5,225	4,496
Cost of contract revenue	395	21	694	149
Total cost of revenue	3,380	3,358	5,919	4,645

Gross margin	(2,225)	(1,270)	(3,645)	(1,889)

Research and development expense	3,478	6,043	7,805	11,041
Sales, marketing, general and administrative expense	3,577	3,817	6,876	7,705
Gain on disposal of fixed assets	-	-	(7)	-
Total operating expenses	7,055	9,860	14,674	18,746
Loss from operations	(9,280)	(11,130)	(18,319)	(20,635)
Interest income	12	50	27	79
Interest expense	(12)	(16)	(25)	(33)
Gain on derivative instruments, net	-	34	-	429
Other income (expense)	105	(11)	105	(30)
Net loss	$(9,175)	$(11,073)	$(18,212)	$(20,190)

Net loss per share - basic and diluted	$(0.09)	$(0.12)	$(0.17)	$(0.23)

Weighted-average shares outstanding - basic and diluted	106,176	88,767	104,446	88,730

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(9,175)	$(11,073)	$(18,212)	$(20,190)

Other comprehensive gain (loss):
Unrealized gain (loss) on investment securities,
available-for-sale	(3)	(5)	(4)	3
Comprehensive loss	$(9,178)	$(11,078)	$(18,216)	$(20,187)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(18,212)	$(20,190)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,091	741
Amortization of intangible assets	93	1
Gain on disposal of property and equipment	(7)	-
Non-cash stock-based compensation expense	1,798	2,099
Gain on derivative instruments	-	(429)
Inventory write-downs	944	1,872
Non-cash deferred rent	(138)	(138)
Change in:
Accounts receivable, net	432	(592)
Costs and estimated earnings in excess of billings on uncompleted contracts	5	63
Inventory	89	(7,546)
Other current assets	34	(49)
Other assets	(12)	-
Accounts payable	(1,020)	2,328
Accrued liabilities	(171)	(559)
Billings in excess of costs and estimated earnings on uncompleted contracts	(34)	(8)
Other long-term liabilities	(424)	139
Net cash used in operating activities	(15,532)	(22,268)

Cash flows from investing activities
Sales of investment securities	-	100
Purchases of restricted investment securities	-	(305)
Decrease in restricted investment	170	-
Proceeds on sale of property and equipment	7	-
Purchases of property and equipment	(195)	(1,148)
Net cash used in investing activities	(18)	(1,353)

Cash flows from financing activities
Principal payments under capital leases	(25)	(36)
Principal payments under long-term debt	(41)	(38)
Net proceeds from issuance of common stock and warrants	5,542	306
Net cash provided by financing activities	5,476	232
Net decrease in cash and cash equivalents	(10,074)	(23,389)
Cash and cash equivalents at beginning of period	19,413	43,025
Cash and cash equivalents at end of period	$9,339	$19,636

Supplemental disclosure of cash flow information
Cash paid for interest	$25	$33

Supplemental schedule of non-cash investing and financing activities
Other non-cash additions to property and equipment	$208	$686
Issuance of common stock for prepayment of salaries	$448	$-

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(In thousands, unaudited)

1. MANAGEMENT'S STATEMENT AND PRINCIPLES OF CONSOLIDATION

Management's Statement

The Consolidated Balance Sheet as of June 30, 2011, the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2011 and 2010, and Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 have been prepared by MicroVision, Inc. ("we" or "us") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at June 30, 2011 and the results of operations, comprehensive loss and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the "SEC"). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues and product sales. At June 30, 2011, MicroVision had $9.3 million in cash, cash equivalents and investment securities available-for-sale.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through October 2011. We will require additional cash to fund our operating plan past that time. We are introducing new products into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. If the level of sales anticipated by our financial plan is not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially to extend our funds as we pursue other financing opportunities and business relationships. This limitation of operations could include reducing our planned investment in working capital to fund revenue growth and delaying development projects resulting in reductions in staff, operating costs, capital expenditures and investment in research and development.

We have received a report from our independent public accounting firm regarding the consolidated financial statements for the year ended December 31, 2010 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis.

In August 2010, we entered into a committed equity financing facility with Azimuth Opportunity, Ltd. ("Azimuth"). During 2011 we completed two draws from this facility and raised a total of $5.6 million before placement agent and other issuance costs from the sale of approximately 4.5 million shares of our common stock. In July 2011, we cancelled this facility.

In May 2011, we entered into a new committed equity financing facility with Azimuth, under which we may sell to Azimuth up to the lesser of $40.0 million or 21,018,431 of our shares of common stock over a 24-month term, which began on July 8, 2011. We may use this facility as part of our plan to raise additional cash, though we may not be able to sell shares under the facility in the amounts desired or at all. We are not obligated to use the facility and remain free to enter into and consummate other equity and debt financing transactions. See Note 10 for more information.

Principles of Consolidation

Our consolidated financial statements include the accounts of MicroVision, Inc. and MicroVision Innovations Singapore Pte. Ltd. ("MicroVision Singapore"), a wholly owned foreign subsidiary. MicroVision Singapore was incorporated in April 2011 and is engaged in advanced research and development activities and operational support functions for MicroVision, Inc. There were no material intercompany accounts and transactions during the three months ended June 30, 2011.

2. NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities outstanding. Potentially dilutive common stock equivalents primarily consist of warrants, employee stock options and nonvested equity shares. Diluted net loss per share for the three and six months ended June 30, 2011 and 2010 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including options, warrants and nonvested equity shares is anti-dilutive. The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net loss available for common shareholders - basic and diluted	$(9,175)	$(11,073)	$(18,212)	$(20,190)

Denominator:
Weighted-average common shares outstanding - basic and diluted	106,176	88,767	104,446	88,730

Net loss per share - basic and diluted	$(0.09)	$(0.12)	$(0.17)	$(0.23)

On June 30, 2011 and 2010, we excluded the following convertible securities from diluted net loss per share, as the effect of including them would have been anti-dilutive: publicly traded warrants exercisable for 6,025,000 and 6,025,000 shares of common stock, respectively, options and private warrants exercisable into a total of 10,416,000 and 13,415,000 shares of common stock, respectively, and 1,017,000 and 485,000 shares of nonvested equity shares, respectively.

3. CASH EQUIVALENTS, INVESTMENT SECURITIES AVAILABLE-FOR-SALE AND FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between informed market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three-level fair value inputs hierarchy, and requires an entity to maximize the use of observable valuation inputs and minimize the use of unobservable inputs. When estimating fair values, we use market data, assumptions and risks we believe market participants would use in measuring the fair value of the asset or liability, including the risks inherent in the inputs and the valuation techniques. The authoritative guidance establishes a three-level fair value inputs hierarchy, and requires us to use observable valuation inputs where possible.

Our cash equivalents and investment securities available-for-sale are comprised of money market savings accounts and equity securities. The corporate equity securities are valued using inputs and common methods with sufficient levels of transparency and observability to be classified at Level 2.

The valuation inputs hierarchy classification for our assets measured at fair value on a recurring basis are summarized below as of June 30, 2011. This table does not include cash held in our money market savings accounts. As of June 30, 2011, we did not have any liabilities measured at fair value on a recurring basis.

As of June 30, 2011:	Level 1	Level 2	Level 3	Total
Assets
Corporate equity securities	-	9,000	-	9,000
	$-	$9,000	$-	$9,000

As December 31, 2010:	Level 1	Level 2	Level 3	Total
Assets
Corporate equity securities	-	13,000	-	13,000
	$-	$13,000	$-	$13,000

4. INVENTORY

Inventory consists of the following:

	June 30,	December 31,
	2011	2010
Raw materials	$3,905,000	$3,924,000
Finished goods	1,137,000	2,151,000
	$5,042,000	$6,075,000

The inventory at June 30, 2011 and December 31, 2010 consisted of raw materials primarily for our accessory pico projector SHOWWX+ and PicoP display engine, and finished goods primarily composed of our SHOWWX and SHOWWX+. Because our cost is currently higher than our selling price for our accessory pico projector products, we recognized write downs of $483,000 and $944,000 during the three and six months ended June 30, 2011 for lower of cost or market adjustments primarily comprised of adjustments to reflect our current estimated selling prices for our inventory.

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

5. SEVERANCE ARRANGEMENTS

In January 2011, we reduced our workforce by approximately 20%, recorded an expense of $372,000 and paid $258,000 related to the severance agreements for these employees during the first quarter of 2011. During the three months ended June 30, 2011, we paid $83,000 relating to the severance agreements for these employees. We plan to make substantially all of the remaining payments of $31,000 during the remainder of 2011.

6. SHARE-BASED COMPENSATION

We use the straight-line attribution method to allocate the fair value of share-based compensation awards over the requisite service period for each award. The following table shows the amount of stock-based employee compensation expense included in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of contract revenue	$30,000	$2,000	$40,000	$7,000
Cost of product revenue	31,000	19,000	40,000	30,000
Research and development expense	564,000	575,000	739,000	810,000
Sales, marketing, general and administrative expense	697,000	844,000	889,000	1,242,000
Total share-based employee compensation expense	$1,322,000	$1,440,000	$1,708,000	$2,089,000

As part of our 2011 plan to conserve cash used in operations, we implemented two share-based compensation programs during the three months ended June 30, 2011. In May 2011, we issued 418,000 shares of our common stock as incentive awards to non-executive employees under the 2006 Incentive Plan. The shares were valued using our closing stock price on the date of grant. We expensed $560,000 of share-based employee compensation for these awards at grant.

In June 2011, we implemented a voluntary program in which certain non-executive senior professional employees could elect to receive a portion of their 2011 salary in stock instead of cash. We issued 510,000 shares of our common stock under the 2006 Incentive Plan as prepayment of salary for future service. The shares were valued using our closing stock price on the date of grant. The total share-based compensation expense for these awards was $627,000, of which $179,000 was amortized during the three months ended June 30, 2011 for service completed as of that date. The remaining $448,000 of share-based compensation expense will be amortized over the three months ending September 30, 2011 when the service is provided. Program participants who voluntarily leave employment prior to completion of the service period must repay the pro-rata portion of the prepaid salary for the uncompleted service period.

Options Activity and Positions

The following table summarizes shares, weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2011:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(years)	Value
Outstanding as of June 30, 2011	8,119,000	$3.26	5.8	$5,250

Exercisable as of June 30, 2011	6,314,000	$3.54	5.1	$-

As of June 30, 2011, our unamortized share-based employee compensation was $2.6 million which we plan to amortize over the next 2.4 years, and our unamortized nonvested equity share-based employee compensation was $1.3 million which we plan to amortize over the next 2.4 years.

7. LONG-TERM NOTES

Tenant Improvement Loan Agreement

During 2006, we entered into a loan agreement with the lessor of our corporate headquarters in Redmond, Washington to finance $536,000 in tenant improvements. The loan carries a fixed interest rate of 9% per annum, is repayable over the initial term of the lease, which expires in 2013, and is secured by a letter of credit. The balance of the loan was $203,000 at June 30, 2011.

8. WARRANTS

Prior to 2011, we had common stock warrants outstanding that were issued in connection with certain notes. The warrants met the definition of derivative instruments that must be accounted for as liabilities because we could not engage in certain corporate transactions affecting the common stock unless we made a cash payment to the holders of the warrants. During 2010 these warrants expired unexercised. We recorded changes in the fair values of the warrants in the statement of operations each period. We valued the warrants at June 30, 2010 using the Black-Scholes option pricing model with the following assumptions: expected volatility of 80%; expected dividend yield of 0%; risk free interest rate of 0.21%; and contractual lives of 0.4 years. The change in value of the warrants of $98,000 and $491,000 for the three and six months ended June 30, 2010, respectively, was recorded as a non-operating loss and is included in "Gain on derivative instruments, net" in the consolidated statement of operations.

9. COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

10. COMMITTED EQUITY FINANCING FACILITY

In August 2010, we entered into a committed equity financing facility with Azimuth, under which we could sell to Azimuth up to the lesser of $60.0 million or 17,771,901 of our shares of common stock over a 24-month term, which began on September 9, 2010. During 2011 we completed two draws from this facility and raised a total of $5.6 million before placement agent and other issuance costs from the sale of approximately 4.5 million shares of our common stock. In July 2011, we cancelled this facility.

In May 2011, we entered into a new committed equity financing facility with Azimuth, under which we may sell to Azimuth up to the lesser of $40.0 million or 21,018,431 of our shares of common stock over a 24-month term, which began on July 8, 2011. From time to time over the agreement term, and at our sole discretion, we may present Azimuth with draw-down notices requiring Azimuth to purchase shares of our common stock over 10 consecutive trading days (the "Draw-Down Period") at a pre-determined purchase price. The agreement allows us, in our sole discretion but subject to certain limitations, to require Azimuth to purchase the greater of the daily allocation amount specified in the draw-down notice or a percentage of the daily trading volume of our common stock for each trading day during the Draw-Down Period.

The purchase price for shares of our common stock equals the daily volume-weighted average price of our common stock on each trading day during the Draw-Down Period, less a discount ranging from 3.50% to 10.0%. The discount is determined by a minimum threshold price that we solely specify, which in no event can be less than $0.75. The total dollar amount of each draw down is subject to certain agreed-upon limitations based on the market price of our common stock at the time of the draw down. We will determine, in our sole discretion, the timing, the dollar amount and the price per share of each draw under this facility, subject to certain conditions. We are allowed to present Azimuth with up to 24 draw-down notices during the agreement term, with only one such draw-down notice allowed per Draw-Down Period and a minimum of five trading days required between each Draw-Down Period.

In consideration for Azimuth's execution and delivery of the May 2011 purchase agreement, we paid Azimuth 225,000 shares of our common stock. Reedland Capital Partners is acting as placement agent and receives a fee for its services equal to 1% of the aggregate dollar amount of common stock purchased by Azimuth upon settlement of any draw under the facility.

11. RECEIVABLES FROM RELATED PARTIES

Revenue for the second quarter of 2011 included $409,000, all of which is included in our accounts receivable balance at June 30, 2011, from an initial sale of PicoP engines to Walsin Lihwa Corporation which has informed us of its plans to integrate the engines into its product scheduled for commercial release in China in late 2011. Based on filings with the SEC as of June 30, 2011, Walsin Lihwa beneficially owns approximately 9.2% of our common stock as determined in accordance with SEC rules, through its wholly owned subsidiary Max Display Enterprises Limited.

12. NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. We do not expect this adoption to have a material impact on our financial statements.

In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The standard is effective for fiscal years, and interim periods within these years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this standard will have no impact on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information set forth in this report in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 3, "Quantitative and Qualitative Disclosure about Market Risk," includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by that section. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of MicroVision , as well as assumptions relating to the foregoing. The words "anticipate," "believe," "estimate," "expect," "goal," "may," "plan," "project," "will" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Factors that could cause actual results to differ materially from those projected in our forward-looking statements include the following: our ability to obtain financing; market acceptance of our technologies and products; our financial and technical resources relative to those of our competitors; our ability to keep up with rapid technological change; government regulation of our technologies; our ability to enforce our intellectual property rights and protect our proprietary technologies; the ability to obtain additional contract awards and to develop partnership opportunities; the timing of commercial product launches; the ability to achieve key technical milestones in key products; and other risk factors identified in this report under the caption "Item 1A - Risk Factors."

Overview

We are developing high-resolution miniature laser display and imaging engines based upon our proprietary PicoP® display engine technology. Our PicoP technology utilizes our widely patented expertise in two-dimensional Micro-Electrical Mechanical Systems (MEMS), lasers, optics and electronics to create a high-quality video or still image from a small form factor device with lower power needs than conventional display technologies. Our strategy is to develop and supply PicoP display engines to original equipment manufacturers (OEMs) that would embed them into a variety of consumer, automotive, enterprise and industrial products.

The primary objective for consumer applications is to provide users of mobile consumer devices such as smartphones, media players, table PCs, and other consumer electronic products with a large-screen viewing experience produced by a small embedded projector. These potential products would allow users to watch movies and videos, play video games, and display images and other data onto a variety surfaces, freeing users from the limitations of a small, palm-sized screen. The PicoP could be further modified to be embedded into a pair of glasses to provide the mobile user with a see-through or occluded personal display to view movies, play games or access other content.

The PicoP with some modification could be embedded into a vehicle or integrated into a portable standalone aftermarket device to create a high-resolution head-up display (HUD) that could project point-by-point navigation, critical operational, safety and other information important to the vehicle operator. During the second quarter of 2011, we entered into development agreement with a major automotive manufacturer to incorporate our PicoP head-up display (PicoHUD™) technology into its test vehicles. It is anticipated that the first phase will be followed by a series of milestones that may result in introduction of the HUD into a production vehicle in 2014. The prototypes are intended for installation in early test vehicles for specific upcoming models already identified on the automobile manufacturer's production roadmap.

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

Results of Operations

Product revenue.

		% of		% of
		product		product
(in thousands)	2011	revenue	2010	revenue	$ change	% change
Three months ended June 30
Pico projector revenue	$829	91.7	$1,901	94.3	$(1,072)	(56.4)
Bar code revenue	75	8.3	114	5.7	(39)	(34.2)
Total product revenue	$904	100.0	$2,015	100.0	$(1,111)	(55.1)

		% of		% of
		product		product
(in thousands)	2011	revenue	2010	revenue	$ change	% change
Six months ended June 30
Pico projector revenue	$1,641	91.7	$2,165	90.8	$(524)	(24.2)
Bar code revenue	149	8.3	220	9.2	(71)	(32.3)
Total product revenue	$1,790	100.0	$2,385	100.0	$(595)	(24.9)

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

Pico projector revenue includes the sales of our SHOWWX™ line of accessory pico projectors and related accessories, and PicoP engines. Pico projector revenue was lower for the three and six months ended June 30, 2011 than the same period in 2010, due to reduced sales and lower average selling prices of our pico projector products compared to the prior year. Pico projector revenue for the three months ended June 30, 2011 includes $409,000 from an initial sale of PicoP engines to Walsin Lihwa Corporation, which has informed us of its plans to integrate the engines into its product scheduled for commercial release in China in late 2011.

Bar code revenue was lower during 2011 than the same periods in 2010, due to our decreased investment in our bar code product during 2009. We do not expect to increase our investment in the bar code product in the future and we are currently evaluating opportunities to sell our existing bar code inventory and sell or license our bar code technology.

The backlog of product orders at June 30, 2011 was approximately $533,000, all of which is scheduled for delivery within one year.

Contract revenue.

		% of		% of
		contract		contract
(in thousands)	2011	revenue	2010	revenue	$ change	% change
Three months ended June 30
Government revenue	$81	32.3	$-	-	$81	100.0
Commercial revenue	170	67.7	73	100.0	97	132.9
Total contract revenue	$251	100.0	$73	100.0	$178	243.8

		% of		% of
		contract		contract
(in thousands)	2011	revenue	2010	revenue	$ change	% change
Six months ended June 30
Government revenue	$174	36.0	$71	19.1	$103	145.1
Commercial revenue	310	64.0	300	80.9	10	3.3
Total contract revenue	$484	100.0	$371	100.0	$113	30.5

We earn contract revenue from performance on development contracts with the U.S. government and commercial customers and from the sale of prototype units and evaluation kits based on our PicoP display engine. Our contract revenue from development contracts in a particular period is dependent upon when we enter into a contract, the value of the contracts we have entered into and the availability of technical resources to perform work on the contracts. Our contract revenue from sales of prototype units and evaluation kits may vary substantially due to the timing of orders from customers and potential constraints on resources.

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

Contract revenue was higher during the three and six months ended June 30, 2011 than the same periods in 2010, due to higher contract backlog at the beginning of the year and increased sales of prototype units and evaluation kits compared to the prior year. We expect that we will enter into few new development contracts in 2011 as we continue to focus our resources on commercialization of our PicoP-based products.

Our backlog of development contracts, including orders for prototype units and evaluation kits, at June 30, 2011 was $1.2 million, all of which is scheduled for completion or delivery during the next twelve months.

Cost of product revenue.

		% of		% of
		product		product
(in thousands)	2011	revenue	2010	revenue	$ change	% change
Three months ended June 30	$2,985	330.2	$3,337	165.6	$(352)	(10.5)
Six months ended June 30	5,225	291.9	4,496	188.5	729	16.2

Our costs to produce accessory pico projector units during the three and six months ended June 30, 2011 were substantially higher than product revenue. Cost of product revenue includes the direct and allocated indirect cost of manufacturing products sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of these products.

Indirect costs include labor and other overhead costs associated with operating our manufacturing capabilities and capacity. Our overhead, which includes the costs of procuring, inspecting and storing material, and facility and depreciation costs, is allocated to cost of product revenue based on the level of effort supporting production. In the event that we maintain production capacity in excess of production requirements, cost of product revenue may also include manufacturing overhead associated with the excess capacity.

Cost of product revenue for the three and six months ended June 30, 2011, included write downs of $483,000 for the second quarter of 2011, compared to $1.1 million for the same period in 2010, and $944,000 for the first half of 2011, compared to $1.9 million for the same period in 2010. The write downs included lower of cost or market adjustments to reflect our current estimated selling prices for our inventory in stock at the end of each quarter.

During the three and six months ended June 30, 2011, we expensed approximately $358,000 and $698,000, respectively, of manufacturing overhead associated with production capacity in excess of production requirements. We did not expense any overhead associated with excess capacity in the comparable periods of 2010. During the early part of 2010 we classified overhead cost allocated to the accessory pico projector as research and development expense until February 2010, when we determined that the product's design and production processes were mature enough to support commercial production and we began classifying overhead cost to cost of product revenue.

The decrease in cost of product revenue for the three months ended June 30, 2011, compared to the same period in 2010, was primarily a result of lower inventory write downs. The increase in cost of product revenue for the six months ended June 30, 2011, was primarily driven by higher levels of overhead allocated to cost of product revenue compared to the same period a year ago.

The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix and volume and the level of overhead expense. The increase in the cost of product revenue as a percentage of product revenue in 2011, compared to the same periods in 2010, was primarily attributed to manufacturing overhead associated with production capacity in excess of production requirements.

Cost of contract revenue.

		% of		% of
		contract		contract
(in thousands)	2011	revenue	2010	revenue	$ change	% change
Three months ended June 30	$395	157.4	$21	28.8	$374	1,781.0
Six months ended June 30	694	143.4	149	40.2	545	365.8

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

Cost of contract revenue for the three and six months ended June 30, 2011 includes a provision for estimated losses on uncompleted contracts of $213,000 and $298,000, respectively, compared to zero in the comparable periods of 2010. We recognize any estimated losses on contracts in full as soon as identified. The losses are primarily a result of our decision to share costs with our customer for development of advanced in-vehicle HUD prototypes in anticipation of follow-on revenue opportunities and excess material cost associated with minimum order quantities for materials required to complete one of our development contracts.

Cost of contract revenue and the cost of contract revenue as a percentage of revenue were higher during the three and six months ended June 30, 2011 than the same periods in 2010 as a result of the provision for estimated losses and higher labor expense resulting from a change in the labor resources allocated to the project.

The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract cost mix and the levels of direct and indirect costs incurred. However, over longer periods of time we expect modest fluctuations in the cost of contract revenue, as a percentage of contract revenue.

Research and development expense.

(in thousands)	2011	2010	$ change	% change
Three months ended June 30	$3,478	$6,043	$(2,565)	(42.4)
Six months ended June 30	7,805	11,041	(3,236)	(29.3)

Research and development expense consists of compensation-related costs of employees and contractors engaged in internal research and product development activities, direct material to support development programs, laboratory operations, outsourced development and processing work, and other operating expenses. We allocate our research and development resources based on the business opportunity of the available projects, the skill mix of the resources available and the contractual commitments we have made to customers.

The decrease in research and development expense during the three and six months ended June 30, 2011, compared to the same periods in 2010, is primarily attributable to decreased subcontractor costs associated with advanced research and decreased payroll costs due to reductions in staffing levels, compared to the prior year.

In 2011, we plan to aggressively manage our operating expenses as part of our strategy to simplify operations and significantly reduce our 2011 cash requirements as we focus our efforts on development of the next-generation of our PicoP technology based on direct green lasers. As a result, we expect our research and development expense to decrease in 2011 from 2010.

We believe that a substantial level of continuing research and development expense will be required to develop additional commercial products using the PicoP technology. Accordingly, we anticipate our level of research and development spending will continue to be substantial.

Sales, marketing, general and administrative expense.

(in thousands)	2011	2010	$ change	% change
Three months ended June 30	$3,577	$3,817	$(240)	(6.3)
Six months ended June 30	6,876	7,705	(829)	(10.8)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses. The decrease in cost during 2011 compared to the same periods in 2010 is primarily due to decreased payroll costs due to reductions in staffing levels.

In 2011, we plan to aggressively manage our operating expenses as part of our strategy to simplify operations and significantly reduce our 2011 cash requirements as we focus our efforts on development of the next-generation of our PicoP technology based on direct green lasers. As a result, we expect our sales, marketing, general and administrative expense to decrease in 2011 from 2010.

Interest income.

(in thousands)	2011	2010	$ change	% change
Three months ended June 30	$12	$50	$(38)	(76.0)
Six months ended June 30	27	79	(52)	(65.8)

The decrease in interest income for the three and six months ended June 30, 2011 compared to the same periods in 2010 resulted primarily from lower average cash, investment securities balances and interest rates.

Interest expense.

(in thousands)	2011	2010	$ change	% change
Three months ended June 30	$(12)	$(16)	$4	(25.0)
Six months ended June 30	(25)	(33)	8	(24.2)

Gain on derivative instruments, net.

(in thousands)	2011	2010	$ change	% change
Three months ended June 30	$-	$34	$(34)	(100.0)
Six months ended June 30	-	429	(429)	(100.0)

Prior to 2011, we had common stock warrants outstanding that were issued in connection with certain notes. The warrants met the definition of derivative instruments that must be accounted for as liabilities because we could not engage in certain corporate transactions affecting the common stock unless we made a cash payment to the holders of the warrants. During 2010 these warrants expired unexercised. We recorded changes in the fair values of the warrants in the consolidated statements of operations each period. We valued the warrants at June 30, 2010 using the Black-Scholes option pricing model with the following assumptions: expected volatility of 80%; expected dividend yield of 0%; risk free interest rate of 0.21%; and contractual life of 0.4 years. The changes in value of the warrants of $98,000 and $491,000 for the three and six months ended June 30, 2010 were recorded as non-operating gains and are included in "Gain on derivative instruments, net" in the consolidated statements of operations.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of equity and debt securities and, to a lesser extent, from development contract revenues and product sales. At June 30, 2011, we had $9.3 million in cash, cash equivalents and investment securities available-for-sale.

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
  lowering our working capital requirements through a recently completed restructuring of inventory cycles with major suppliers; and
  reducing our operating costs through a 20% workforce reduction completed in January 2011, in addition to other measures.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through October 2011. We will require additional cash to fund our operating plan past that time. We are introducing new products into an emerging market, which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. If the level of sales anticipated by our financial plan is not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially to extend our funds as we pursue other financing opportunities and business relationships. This limitation of operations could include reducing our planned investment in working capital to fund revenue growth and delaying development projects resulting in reductions in staff, operating costs, capital expenditures and investment in research and development.

In August 2010, we entered into a committed equity financing facility with Azimuth Opportunity, Ltd. ("Azimuth"). During 2011 we completed two draws from this facility and raised a total of $5.6 million before placement agent and other issuance costs from the sale of approximately 4.5 million shares of our common stock. In July 2011, we cancelled this facility.

In May 2011, we entered into a new committed equity financing facility with Azimuth, under which we may sell to Azimuth up to the lesser of $40.0 million or 21,018,431 of our shares of common stock over a 24-month term, which began on July 8, 2011. However, we may not be able to sell shares under either facility in the amounts desired or at all.

We have received a report from our independent public accounting firm regarding the consolidated financial statements for the year ended December 31, 2010 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis.

Cash used in operating activities totaled $15.5 million during the six months ended June 30, 2011, compared to $22.3 million during the same period in 2010. During the six months ended June 30, 2011, the decrease in net cash used in operating activities was primarily driven by lower inventory purchases for commercialization of PicoP-based products as well as savings resulting from steps taken to lower our 2011 cash use as described above.

We had the following material gains and charges, and changes in assets and liabilities during the six months ended June 30, 2011:

  "Inventory" During the six months ended June 30, 2011, inventory decreased by $1,033,000 primarily attributable to our pico projector products.
  "Accounts Payable" During the six months ended June 30, 2011, accounts payable decreased approximately $880,000, primarily due to decreased inventory purchases for the pico projector product line.

Net cash used in investing activities totaled $18,000 for the six months ended June 30, 2011 compared to $1,353,000 during the six months ended June 30, 2010. During the six months ended June 30, 2011, we used cash of $195,000 for capital expenditures, compared to $1,148,000 during the same period in 2010. During the six months ended June 30, 2011, the decrease in cash used in investing activities was primarily a result of fewer costs associated with a new enterprise resource planning system and production equipment purchases compared to one year ago.

Net cash provided by financing activities totaled $5.5 million for the six months ended June 30, 2011, compared to $232,000 for the same period in 2010. During the six months ended June 30, 2011 we completed two draws from our 2010 committed equity financing facility. In March 2011, we raised $3.1 million before placement agent and other issuance costs from the sale of 2.5 million shares of our common stock, and, in June we raised an additional $2.5 million before placement agent and other issuance costs from the sale of 1.9 million shares of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of June 30, 2011, all of our cash, cash equivalents and investment securities available-for-sale have variable interest rates or are equity investments traded in active markets. Therefore, we believe our exposure to the market and interest rate risk is not material. Our investment policy generally directs that the investment managers should select investments to achieve principal preservation, adequate liquidity and return.

The values of cash equivalents and investment securities available-for-sale by maturity date as of June 30, 2011, are as follows:

(amount in thousands)	Amount	Percent
Cash and cash equivalents	$9,339	99.90%
Less than one year	9	0.10%
One to two years	-	-
Greater than five years	-	-%
	$9,348	100.00%

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act) as of the end of the period covered by this report and, based on this evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A - RISK FACTORS

Risk Factors Relating to the MicroVision Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

  As of June 30, 2011, we had an accumulated deficit of $397.2 million.
  We incurred consolidated net losses of $292.0 million from inception through 2008, $39.5 million in 2009, and $47.5 in 2010, and a net loss of $18.2 million in the six months ended June 30, 2011.

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

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through October 2011. We will require additional cash to fund our operating plan past that time. We are introducing new products into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. If the level of sales anticipated by our financial plan is not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We plan to obtain additional cash through the issuance of equity or debt securities.

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

If we sell shares of our common stock under the committed equity financing facility, our existing stockholders will experience immediate dilution and, as a result, our stock price may go down.

In May 2011, we entered into a committed equity financing facility, or financing arrangement, under which we may sell up to $40 million of shares of our common stock to Azimuth over a 24-month period subject to a maximum of 21,018,431 shares, including the 225,000 shares of common stock we issued to Azimuth in May 2011 as compensation for their commitment to enter into the financing arrangement. The sale of shares of our common stock pursuant to the financing arrangement will have a dilutive impact on our existing stockholders. Azimuth may resell some or all of the shares we issue to them under the financing arrangement and such sales could cause the market price of our common stock to decline, which decline could be significant.

We may not have access to the full amount available under the committed equity financing facility.

Although the committed equity financing facility with Azimuth provides for access to up to $40 million, before Azimuth is obligated to purchase any shares of our common stock pursuant to a draw down notice, certain conditions specified in the purchase agreement must be met. Some of such conditions are not in our control. There is no guarantee that these conditions will be met nor is there any guarantee that any of the other conditions in the purchase agreement will be met that would enable a draw down of any portion of the amounts available under the equity line with Azimuth.

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

Our backlog of open orders totaled $1.7 million as of June 30, 2011. We may be unable to meet the performance requirements, including performance specifications or delivery dates, required by such purchase orders. Further, our customers may be unable or unwilling to perform their obligations there under on a timely basis or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals. To the extent we are unable to perform under such purchase orders or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

It may become more difficult to sell our stock in the public market.

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were not listed on the NASDAQ Capital Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market- making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. The market price of our stock has mostly traded below $5.00 per share during 2010, 2009, and 2008. On July 21, 2011, the closing price of our stock was $1.23.

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

ITEM 6. Exhibits
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
Date: July 28, 2011	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2011	BY:	/s/ Jeff Wilson
Jeff Wilson
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)

EXHIBIT INDEX

The following documents are filed herewith.

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.