Form 10-Q
period 2011-09-30
MICROVISION INC
filed 2011-11-01
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

As of October 26, 2011, 117,833,000 shares of the Company's common stock, $0.001 par value, were outstanding.

MicroVision, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$9,369	$19,413
Investment securities, available-for-sale	8	13
Accounts receivable, net of allowances of $308 and $588	877	1,116
Costs and estimated earnings in excess of billings on uncompleted contracts	257	137
Inventory	4,443	6,075
Current restricted investments	-	306
Other current assets	1,120	564
Total current assets	16,074	27,624

Property and equipment, net	2,736	4,169
Restricted investments	1,019	1,189
Intangible assets	2,094	2,233
Other assets	30	18
Total assets	$21,953	$35,233

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$6,301	$7,665
Accrued liabilities	4,432	4,135
Billings in excess of costs and estimated earnings on uncompleted contracts	50	81
Current portion of capital lease obligations	40	40
Current portion of long-term debt	91	85
Total current liabilities	10,914	12,006
Capital lease obligations, net of current portion	84	114
Long-term debt, net of current portion	91	159
Deferred rent, net of current portion	253	697
Other long-term liabilities	-	424
Total liabilities	11,342	13,400

Commitments and contingencies

Shareholders' Equity
Preferred stock, par value $.001; 25,000 shares authorized; 0 and
0 shares issued and outstanding	-	-
Common stock, par value $.001; 200,000 shares authorized; 117,793 and
102,471 shares issued and outstanding	118	102
Additonal paid-in capital	415,560	400,791
Accumulated other comprehensive loss	(35)	(30)
Accumulated deficit	(405,032)	(379,030)
Total shareholders' equity	10,611	21,833
Total liabilities and shareholders' equity	$21,953	$35,233

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Product revenue	$1,525	$1,080	$3,315	$3,465
Contract revenue	314	221	798	592
Total revenue	1,839	1,301	4,113	4,057

Cost of product revenue	2,483	4,059	7,708	8,555
Cost of contract revenue	237	53	931	202
Total cost of revenue	2,720	4,112	8,639	8,757

Gross margin	(881)	(2,811)	(4,526)	(4,700)

Research and development expense	3,641	5,920	11,446	16,961
Sales, marketing, general and administrative expense	3,306	3,555	10,182	11,260
Gain on disposal of fixed assets	(4)	-	(11)	-
Total operating expenses	6,943	9,475	21,617	28,221
Loss from operations	(7,824)	(12,286)	(26,143)	(32,921)
Interest income	9	15	36	94
Interest expense	(9)	(15)	(34)	(48)
Gain on derivative instruments, net	-	446	-	875
Other income (expense)	34	(10)	139	(40)
Net loss	$(7,790)	$(11,850)	$(26,002)	$(32,040)

Net loss per share - basic and diluted	$(0.07)	$(0.13)	$(0.25)	$(0.36)

Weighted-average shares outstanding - basic and diluted	109,238	89,376	106,061	88,948

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(7,790)	$(11,850)	$(26,002)	$(32,040)

Other comprehensive gain (loss):
Unrealized gain (loss) on investment securities,
available-for-sale	(1)	(1)	(5)	2
Comprehensive loss	$(7,791)	$(11,851)	$(26,007)	$(32,038)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(26,002)	$(32,040)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,941	1,127
Amortization of intangible assets	139	1
Gain on disposal of property and equipment	(11)	-
Non-cash stock-based compensation expense	2,759	2,806
Gain on derivative instruments	-	(875)
Inventory write-downs	944	3,830
Non-cash deferred rent	(297)	(207)
Change in:
Accounts receivable, net	239	(888)
Costs and estimated earnings in excess of billings on uncompleted contracts	(120)	63
Inventory	688	(10,617)
Other current assets	(344)	(178)
Other assets	(12)	-
Accounts payable	(1,518)	2,384
Accrued liabilities	150	(575)
Billings in excess of costs and estimated earnings on uncompleted contracts	(31)	2
Other long-term liabilities	(330)	139
Net cash used in operating activities	(21,805)	(35,028)

Cash flows from investing activities
Sales of investment securities	-	100
Purchases of restricted investment securities	-	(305)
Decrease in restricted investment	476	-
Proceeds on sale of property and equipment	11	-
Purchases of property and equipment	(492)	(1,659)
Net cash used in investing activities	(5)	(1,864)

Cash flows from financing activities
Principal payments under capital leases	(30)	(51)
Principal payments under long-term debt	(62)	(58)
Net proceeds from issuance of common stock and warrants	11,858	12,634
Net cash provided by financing activities	11,766	12,525
Net decrease in cash and cash equivalents	(10,044)	(24,367)
Cash and cash equivalents at beginning of period	19,413	43,025
Cash and cash equivalents at end of period	$9,369	$18,658

Supplemental disclosure of cash flow information
Cash paid for interest	$34	$48

Supplemental schedule of non-cash investing and financing activities
Other non-cash additions to property and equipment	$211	$273
Issuance of common stock for prepayment of salaries	$212	$-

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

1. MANAGEMENT'S STATEMENT AND PRINCIPLES OF CONSOLIDATION

Management's Statement

The Consolidated Balance Sheet as of September 30, 2011, the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2011 and 2010, and Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 have been prepared by MicroVision, Inc. ("we" or "us") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at September 30, 2011 and the results of operations, comprehensive loss and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the "SEC"). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues and product sales. At September 30, 2011, MicroVision had $9.4 million in cash, cash equivalents and investment securities available-for-sale.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through January 2012. We will require additional cash to fund our operating plan past that time. We are introducing new products into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. If the level of sales anticipated by our financial plan is not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially to extend our funds as we pursue other financing opportunities and business relationships. This limitation of operations could include reducing our planned investment in working capital to fund revenue growth and delaying development projects resulting in reductions in staff, operating costs, capital expenditures and investment in research and development.

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

In May 2011, we entered into a committed equity financing facility with Azimuth, under which we may sell to Azimuth up to the lesser of $40.0 million or 21,018,431 of our shares of common stock over a 24-month term, which began on July 8, 2011. In August 2011, we raised $1.5 million before placement agent and other issuance costs from the sale of approximately 1.6 million shares of our common stock. As of September 30, 2011, we have the lesser of approximately $ 38.5 million or 19.2 million shares of common stock remaining available under the facility.

In September 2011, we entered into a another committed equity financing facility with Azimuth, under which we may sell to Azimuth up to the lesser of $35.0 million or 22,030,737 of our shares of common stock over a 24-month term, which began on September 13, 2011. In September 2011, we raised $5.0 million before placement agent and other issuance costs from the sale of approximately 7.6 million shares of our common stock. As of September 30, 2011, we have the lesser of approximately $30 million or 14.4 million shares of common stock remaining available under this facility.

We may use these facilities as part of our plan to raise additional cash, though we may not be able to sell shares under either facility in the amounts desired or at all. We are not obligated to use these facilities and remain free to enter into and consummate other equity and debt financing transactions. See Note 10 for more information.

Principles of Consolidation

Our consolidated financial statements include the accounts of MicroVision, Inc. and MicroVision Innovations Singapore Pte. Ltd. ("MicroVision Singapore"), a wholly owned foreign subsidiary. MicroVision Singapore was incorporated in April 2011 and is engaged in advanced research and development activities and operational support functions for MicroVision, Inc. There were no material intercompany accounts and transactions during the nine months ended September 30, 2011.

2. NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities outstanding. Potentially dilutive common stock equivalents primarily consist of warrants, employee stock options and nonvested equity shares. Diluted net loss per share for the three and nine months ended September 30, 2011 and 2010 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including options, warrants and nonvested equity shares is anti-dilutive. The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net loss available for common shareholders - basic and diluted	$(7,790)	$(11,850)	$(26,002)	$(32,040)

Denominator:
Weighted-average common shares outstanding - basic and diluted	109,238	89,376	106,061	88,948

Net loss per share - basic and diluted	$(0.07)	$(0.13)	$(0.25)	$(0.36)

On September 30, 2011 and 2010, we excluded the following convertible securities from diluted net loss per share, as the effect of including them would have been anti-dilutive: publicly traded warrants exercisable for 6,025,000 and 6,025,000 shares of common stock, respectively, options and private warrants exercisable into a total of 10,195,000 and 12,536,000 shares of common stock, respectively, and 1,017,000 and 485,000 shares of nonvested equity shares, respectively.

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

The valuation inputs hierarchy classification for our assets measured at fair value on a recurring basis are summarized below as of September 30, 2011. This table does not include cash held in our money market savings accounts. As of September 30, 2011, we did not have any liabilities measured at fair value on a recurring basis.

As of September 30, 2011:	Level 1	Level 2	Level 3	Total
Assets
Corporate equity securities	-	8,000	-	8,000
	$-	$8,000	$-	$8,000

As December 31, 2010:	Level 1	Level 2	Level 3	Total
Assets
Corporate equity securities	-	13,000	-	13,000
	$-	$13,000	$-	$13,000

4. INVENTORY

Inventory consists of the following:

	September 30,	December 31,
	2011	2010
Raw materials	$3,151,000	$3,924,000
Finished goods	1,292,000	2,151,000
	$4,443,000	$6,075,000

The inventory at September 30, 2011 and December 31, 2010 consisted of raw materials primarily for our accessory pico projectors and PicoP display engine, and finished goods primarily composed of our accessory pico projectors. Historically our cost has been higher than our selling price for our accessory pico projectors and we have recognized write downs for lower of cost or market adjustments primarily comprised of adjustments to reflect our current estimated selling prices for our inventory. During the three and nine months ended September 30, 2011, we recognized zero and $944,000 in write downs for lower of cost or market adjustments.

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

5. SEVERANCE ARRANGEMENTS

In January 2011, we reduced our workforce by approximately 20%, recorded an expense of $372,000 and paid $341,000 related to the severance agreements for these employees during the first half of 2011. The remaining payments of $31,000 for outplacement services expired unused and during the three months ended September 30, 2011 we reduced the recorded expense related to severance agreements accordingly.

6. SHARE-BASED COMPENSATION

We use the straight-line attribution method to allocate the fair value of share-based compensation awards over the requisite service period for each award. The following table shows the amount of stock-based employee compensation expense included in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of contract revenue	$56,000	$5,000	$97,000	$12,000
Cost of product revenue	60,000	7,000	100,000	37,000
Research and development expense	337,000	274,000	1,075,000	1,084,000
Sales, marketing, general and administrative expense	447,000	415,000	1,337,000	1,657,000
Total share-based employee compensation expense	$900,000	$701,000	$2,609,000	$2,790,000

As part of our 2011 plan to conserve cash used in operations, we implemented two share-based compensation programs during the three months ended June 30, 2011 under which we issued shares of our common stock as compensation instead of cash.

In May 2011, we issued 418,000 shares of our common stock as incentive awards to non-executive employees under the 2006 Incentive Plan. The shares were valued using our closing stock price on the date of grant. We expensed $560,000 of share-based employee compensation for these awards at grant in May 2011.

In June 2011, we implemented a voluntary program in which certain non-executive senior professional employees could elect to receive a portion of their 2011 salary in stock instead of cash. In June 2011 we issued 510,000 shares of our common stock under the 2006 Incentive Plan as prepayment of salary for future service. The shares were valued using our closing stock price on the date of grant. The total share-based compensation expense for these awards was $627,000, of which $179,000 was amortized during the three months ended June 30, 2011 and the remaining $448,000 was amortized during the three months ended September 30, 2011 for service completed as of that date. In September 2011, we issued 241,000 shares of our common stock under this program. A total of $212,000 of share-based compensation expense for these awards will be amortized during the fourth quarter of 2011. Program participants who voluntarily leave employment prior to completion of the service period must repay the pro-rata portion of the prepaid salary for the uncompleted service period.

Options Activity and Positions

The following table summarizes shares, weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2011:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(years)	Value
Outstanding as of September 30, 2011	7,898,000	$3.24	5.8	$-

Exercisable as of September 30, 2011	6,024,000	$3.57	5.0	$-

As of September 30, 2011, our unamortized share-based employee compensation was $2.3 million which we plan to amortize over the next 2.3 years, and our unamortized nonvested equity share-based employee compensation was $968,000 which we plan to amortize over the next 1.7 years.

7. LONG-TERM NOTES

Tenant Improvement Loan Agreement

During 2006, we entered into a loan agreement with the lessor of our corporate headquarters in Redmond, Washington to finance $536,000 in tenant improvements. The loan carries a fixed interest rate of 9% per annum, is repayable over the initial term of the lease, which expires in 2013, and is secured by a letter of credit. The balance of the loan was $182,000 at September 30, 2011.

8. WARRANTS

Prior to 2011, we had common stock warrants outstanding that were issued in connection with certain notes. The warrants met the definition of derivative instruments that must be accounted for as liabilities because we could not engage in certain corporate transactions affecting the common stock unless we made a cash payment to the holders of the warrants. During 2010 these warrants expired unexercised. We recorded changes in the fair values of the warrants in the statement of operations each period. We valued the warrants at September 30, 2010 using the Black-Scholes option pricing model with the following assumptions: expected volatility of 80%; expected dividend yield of 0%; risk free interest rate of 0.15%; and contractual lives of 0.2 years. The change in value of the warrants of $338,000 and $829,000 for the three and nine months ended September 30, 2010, respectively, was recorded as a non-operating gain and is included in "Gain on derivative instruments, net" in the consolidated statement of operations.

9. COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

10. COMMITTED EQUITY FINANCING FACILITY

In August 2010, we entered into a committed equity financing facility (CEFF) with Azimuth, under which we could sell to Azimuth up to the lesser of $60.0 million or 17,771,901 of our shares of common stock over a 24-month term, which began on September 9, 2010. During 2011, we completed two draws from this facility and raised a total of $5.6 million in gross proceeds from the sale of approximately 4.5 million shares of our common stock. In July 2011, we cancelled this facility.

In May 2011, we entered into a CEFF with Azimuth, under which we may sell to Azimuth up to the lesser of $40.0 million or 21,018,431 of our shares of common stock over a 24-month term, which began on July 8, 2011. We paid Azimuth 225,000 shares of our common stock in consideration for entering into the CEFF with us. In August 2011, we raised $1.5 million in gross proceeds from the sale of approximately 1.6 million shares of our common stock under this facility.

From time to time over the agreement term, and at our sole discretion, we may present Azimuth with draw-down notices requiring Azimuth to purchase shares of our common stock over 10 consecutive trading days (the "Draw-Down Period") at a pre-determined purchase price. The per share purchase price is the daily volume-weighted average price (VWAP) of our common stock on each trading day of the Draw-Down Period, less a discount ranging from 3.50% to 10.0%. The discount is determined by a minimum threshold price that we specify which cannot be less than $0.75. If the daily VWAP of our common stock falls below the threshold price on any trading day during a Draw-Down Period, Azimuth will not purchase the pro rata portion of shares for that day. We will determine, in our sole discretion, the timing, the dollar amount and the price per share of each draw under this facility, subject to certain conditions.

We can require Azimuth to purchase the greater of the daily allocation amount specified in the draw-down notice or a percentage of the daily trading volume of our common stock for each trading day during the Draw-Down Period, subject to certain limitations. The total dollar amount of each draw is subject to certain agreed-upon limitations based on the market price of our common stock at the time of the draw. We are allowed to present Azimuth with up to 24 draw-down notices during the agreement term. Only one draw-down notice is allowed per Draw-Down Period with a minimum of five trading days required between each Draw-Down Period.

In September 2011, we entered into another CEFF with Azimuth, under which we may sell to Azimuth up to the lesser of $35.0 million or 22,030,737 of our shares of common stock over a 24-month term, which began on September 13, 2011. This facility provides additional flexibility in the types and timing of draw downs, compared to the May 2011 CEFF. In September 2011, we raised $5.0 million in gross proceeds from the sale of approximately 7.6 million shares of our common stock under this CEFF.

As in our May 2011 CEFF, from time to time over the term of our September 2011 CEFF, we may present Azimuth with draw-down notices requiring Azimuth to purchase shares of our common stock over the Draw-Down Period at a pre-determined purchase price. Once presented with a draw-down notice, Azimuth must purchase a pro rata portion of the shares on each trading day during the Draw-Down Period on which the daily VWAP for our common stock exceeds the threshold price specified in the draw-down notice. We can require Azimuth to purchase the greater of the daily allocation amount specified in the draw-down notice or a percentage of the daily trading volume of our common stock for each trading day during the Draw-Down Period, subject to certain limitations.

The per share purchase price for these shares is the daily VWAP of our common stock on each day of the Draw-Down Period, less a discount ranging from 3.5% to 6.5%. The discount is determined by the threshold price that we specify in the draw-down notice. If the daily VWAP of our common stock falls below the threshold price on any trading day during a Draw-Down Period, Azimuth will not be required to purchase the pro rata portion of shares for that day. However, Azimuth may elect to buy the pro-rata portion of shares allocated to that day at the threshold price less the discount described above.

The agreement also provides that from time to time, and at our sole discretion, we may grant Azimuth the option to purchase additional shares of our common stock during each Draw-Down Period up to an aggregate amount we specify. If Azimuth exercises this option, we would sell to Azimuth the shares of our common stock at the greater of the daily VWAP of our common stock on the day Azimuth exercises its option or the threshold price for the option we determined, less the same discount applied to the fixed amount in the draw-down notices. We are allowed to present Azimuth with up to 24 draw-down notices during the 24-month term, with only one draw-down notice allowed per Draw-Down Period and a minimum of five trading days required between each Draw-Down Period, unless we and Azimuth otherwise agree.

Reedland Capital Partners is acting as placement agent and receives a fee for its services equal to 1% of the aggregate dollar amount of common stock purchased by Azimuth upon settlement of any draws under these facilities.

11. RECEIVABLES FROM RELATED PARTIES

Our accounts receivable balance at September 30, 2011 and revenue for the nine months ended September 30, 2011, include $409,000 from a sale of PicoP engines to Walsin Lihwa Corporation which has informed us of its plans to integrate the engines into its product scheduled for commercial release in China in late 2011. Based on filings with the SEC as of September 30, 2011, Walsin Lihwa beneficially owns approximately 8.4% of our common stock as determined in accordance with SEC rules, through its wholly owned subsidiary Max Display Enterprises Limited.

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

In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The standard is effective for fiscal years, and interim periods within these years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this standard will have no material impact on our financial statements.

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

The primary objective for consumer applications is to provide users of mobile consumer devices such as smartphones, media players, tablet PCs, and other consumer electronic products with a large-screen viewing experience produced by a small embedded projector. These potential products would allow users to watch movies and videos, play video games, and display images and other data onto a variety of surfaces, freeing users from the limitations of a small, palm-sized screen. During the third quarter of 2011, we fulfilled an initial order of approximately $0.5 million and received a follow-on order for $3.5 million from ESPlus Company Ltd., a Korean consumer electronics manufacturer, for PicoP engines. ESPlus released its product, a mobile media player which has an embedded PicoP display engine, at the Korean Electronics Show in October 2011.

The PicoP could be further modified to be embedded into a pair of glasses to provide the mobile user with a see-through or occluded personal display to view movies, play games or access other content.

The PicoP with some modification could be embedded into a vehicle or integrated into a portable stand-alone aftermarket device to create a high-resolution head-up display (HUD) that could project point-by-point navigation, critical operational, safety and other information important to the vehicle operator. During the second quarter of 2011, we entered into a development agreement with a major automotive manufacturer to incorporate our PicoP head-up display (PicoHUD™) technology into its test vehicles. It is anticipated that the first phase will be followed by a series of milestones that may result in introduction of the HUD into a production vehicle in 2014. The prototypes are intended for installation in early test vehicles for specific upcoming models already identified on the automobile manufacturer's production roadmap.

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

Results of Operations

		% of		% of
		product		product
(in thousands)	2011	revenue	2010	revenue	$ change	% change
Three months ended September 30
Pico projector revenue	$1,488	97.6	$985	91.2	$503	51.1
Bar code revenue	37	2.4	95	8.8	(58)	(61.1)
Total product revenue	$1,525	100.0	$1,080	100.0	$445	41.2

		% of		% of
		product		product
(in thousands)	2011	revenue	2010	revenue	$ change	% change
Nine months ended September 30
Pico projector revenue	$3,128	94.4	$3,150	90.9	$(22)	(0.7)
Bar code revenue	187	5.6	315	9.1	(128)	(40.6)
Total product revenue	$3,315	100.0	$3,465	100.0	$(150)	(4.3)

Product revenue.

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

Pico projector revenue includes the sales of our SHOWWX™ line of accessory pico projectors and related accessories, and PicoP engines. Pico projector revenue was higher for the three months ended September 30, 2011 than the same period in 2010, as a result of increased sales of our PicoP engines compared to the prior year and a one-time sale of our pico projectors to a single customer. During the third quarter of 2011, we shipped an order of approximately $500,000 to ESPlus Company Ltd., a Korean consumer electronics manufacturer, which supported initial production of its mobile media player product launched at the Korean Electronics Show in October 2011.

Bar code revenue was lower during 2011 than the same periods in 2010, due to our decision to stop marketing our bar code product during 2009 and focus on commercializing the PicoP technology. We do not expect to increase our investment in the bar code product in the future.

The backlog of product orders at September 30, 2011 was approximately $4.2 million and is scheduled for delivery within one year. Product backlog at September 30, 2011 includes an order of $3.5 million from ESPlus Company Ltd. scheduled for shipment during the fourth quarter of 2011.

Contract revenue.

		% of		% of
		contract		contract
(in thousands)	2011	revenue	2010	revenue	$ change	% change
Three months ended September 30
Government revenue	$81	25.8	$-	-	$81	100.0
Commercial revenue	233	74.2	221	100.0	12	5.4
Total contract revenue	$314	100.0	$221	100.0	$93	42.1

		% of		% of
		contract		contract
(in thousands)	2011	revenue	2010	revenue	$ change	% change
Nine months ended September 30
Government revenue	$254	31.8	$71	12.0	$183	257.7
Commercial revenue	544	68.2	521	88.0	23	4.4
Total contract revenue	$798	100.0	$592	100.0	$206	34.8

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

We recognize contract revenue as work progresses on long-term, cost plus fixed fee, and fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We have developed processes that allow us to make reasonable estimates of the cost to complete a contract. When we begin work on the contract and at the end of each accounting period, we estimate the costs required to complete the contract and compare these estimates to costs incurred to date. Since our contracts generally require some level of technology development, the actual costs required to complete a contract can vary from our estimates. Recognized revenues are subject to revisions as actual cost becomes certain. Revisions in revenue estimates are reflected in the period in which the facts that give rise to the revision become known. In the future, revisions in these estimates could significantly impact recognized revenue in any one reporting period. We recognize contract revenue on the sale of prototype units and evaluation kits upon acceptance of the deliverables by the customer or expiration of the contractual acceptance period, after which there are no rights of return. While we anticipate future revenue from these units, quarterly revenue may vary substantially due to the timing of orders from customers and potential constraints on resources.

Contract revenue was higher during the three and nine months ended September 30, 2011 than the same periods in 2010, due to increased activity on government and commercial contracts compared to the prior year. We expect that we will enter into few new development contracts in 2011 as we continue to focus our resources on commercialization of our PicoP-based products.

Our backlog of development contracts, including orders for prototype units and evaluation kits, at September 30, 2011 was $933,000, all of which is scheduled for completion or delivery during the next twelve months.

Cost of product revenue.

		% of		% of
		product		product
(in thousands)	2011	revenue	2010	revenue	$ change	% change
Three months ended September 30	$2,483	162.8	$4,059	375.8	$(1,576)	(38.8)
Nine months ended September 30	7,708	232.5	8,555	246.9	(847)	(9.9)

Our cost to produce accessory pico projector units during the three and nine months ended September 30, 2011 were substantially higher than product revenue. Cost of product revenue includes the direct and allocated indirect cost of manufacturing products sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of these products. Indirect costs include labor and other overhead costs associated with operating our manufacturing capabilities and capacity. Our overhead, which includes the costs of procuring, inspecting and storing material, and facility and depreciation costs, is allocated to cost of product revenue based on the level of effort supporting production. In the event that we maintain production capacity in excess of production requirements, cost of product revenue may also include manufacturing overhead associated with the excess capacity.

Cost of product revenue for the three and nine months ended September 30, 2011, included write downs of zero and $944,000, respectively, compared to $2.0 million and $3.8 million, respectively for the same periods in 2010. The write downs included lower of cost or market adjustments to reflect our current estimated selling prices for our inventory in stock at the end of each quarter. During the third quarter of 2011, we sold inventory which had been previously written down to the lower of cost or market. Accordingly, cost of product revenue for the three months ended September 30, 2011, did not include approximately $1.7 million of previously recognized write downs associated with this inventory. During the three and nine months ended September 30, 2010, cost of product revenue also included $500,000 and $521,000, respectively, of warranty expense primarily associated with our PicoP display engine.

During the three and nine months ended September 30, 2011, we expensed approximately $247,000 and $945,000, respectively, of manufacturing overhead associated with production capacity in excess of production requirements. We did not expense any overhead associated with excess capacity as cost of product revenue in the comparable periods of 2010. We classified overhead cost allocated to the accessory pico projector as research and development expense until February 2010, when we determined that the product's design and production processes were mature enough to support commercial production and we began classifying overhead cost to cost of product revenue.

The decrease in cost of product revenue for the three and nine months ended September 30, 2011, compared to the same period in 2010, was primarily a result of approximately $1.7 million of previously written down inventory that was sold in the third quarter of 2011. The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix and volume and the level of overhead expense. The increase in the cost of product revenue as a percentage of product revenue in 2011, compared to the same periods in 2010, was primarily attributed to manufacturing overhead associated with production capacity in excess of production requirements.

Cost of contract revenue.

		% of		% of
		contract		contract
(in thousands)	2011	revenue	2010	revenue	$ change	% change
Three months ended September 30	$237	75.5	$53	24.0	$184	347.2
Nine months ended September 30	931	116.7	202	34.1	729	360.9

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

Cost of contract revenue for the three and nine months ended September 30, 2011 includes a provision for estimated losses on uncompleted contracts of $(111,000) and $186,000, respectively, compared to zero in the comparable periods of 2010. We recognize any estimated losses on contracts in full as soon as identified. The losses are primarily a result of our decision to share costs with our customer for development of advanced in-vehicle HUD prototypes in anticipation of follow-on revenue opportunities and excess material cost associated with minimum order quantities for materials required to complete one of our development contracts.

Cost of contract revenue and the cost of contract revenue as a percentage of revenue were higher during the three and nine months ended September 30, 2011 than the same periods in 2010 as a result of the provision for estimated losses and higher labor expense resulting from a change in the labor resources allocated to the contracts.

The cost of contract revenue as a percentage of contract revenue can fluctuate significantly from period to period, depending on the contract cost mix and the levels of direct and indirect costs incurred.

Research and development expense.

(in thousands)	2011	2010	$ change	% change
Three months ended September 30	$3,641	$5,920	$(2,279)	(38.5)
Nine months ended September 30	11,446	16,961	(5,515)	(32.5)

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

The decrease in research and development expense during the three and nine months ended September 30, 2011, compared to the same periods in 2010, is primarily attributable to decreased subcontractor costs associated with advanced research and decreased payroll costs due to reductions in staffing levels, compared to the prior year.

In 2011, we have been aggressively managing our operating expenses as part of our strategy to simplify operations and significantly reduce our 2011 cash requirements as we focus our efforts on development of the next-generation of our PicoP technology based on direct green lasers. As a result, our research and development expense has decreased for the first nine months of 2011 compared to same period in 2010.

We believe that a substantial level of continuing research and development expense will be required to develop additional commercial products using the PicoP technology. Accordingly, we anticipate our level of research and development spending will continue to be substantial.

Sales, marketing, general and administrative expense.

(in thousands)	2011	2010	$ change	% change
Three months ended September 30	$3,306	$3,555	$(249)	(7.0)
Nine months ended September 30	10,182	11,260	(1,078)	(9.6)

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

In 2011, we have been aggressively managing our operating expenses as part of our strategy to simplify operations and significantly reduce our 2011 cash requirements as we focus our efforts on development of the next-generation of our PicoP technology based on direct green lasers. As a result, our sales, marketing, general and administrative expense has decreased for the first nine months of 2011 compared to the same period in 2010.

Interest income.

(in thousands)	2011	2010	$ change	% change
Three months ended September 30	$9	$15	$(6)	(40.0)
Nine months ended September 30	36	94	(58)	(61.7)

The decrease in interest income for the three and nine months ended September 30, 2011 compared to the same periods in 2010 resulted primarily from lower average cash, investment securities balances and interest rates.

Interest expense.

(in thousands)	2011	2010	$ change	% change
Three months ended September 30	$(9)	$(15)	$6	(40.0)
Nine months ended September 30	(34)	(48)	14	(29.2)

Gain on derivative instruments, net.

(in thousands)	2011	2010	$ change	% change
Three months ended September 30	$-	$446	$(446)	(100.0)
Nine months ended September 30	-	875	(875)	(100.0)

Prior to 2011, we had common stock warrants outstanding that were issued in connection with certain notes. The warrants met the definition of derivative instruments that must be accounted for as liabilities because we could not engage in certain corporate transactions affecting the common stock unless we made a cash payment to the holders of the warrants. During 2010 these warrants expired unexercised. We recorded changes in the fair values of the warrants in the consolidated statements of operations each period. We valued the warrants at September 30, 2010 using the Black-Scholes option pricing model with the following assumptions: expected volatility of 80%; expected dividend yield of 0%; risk free interest rate of 0.15%; and contractual life of 0.2 years. The changes in value of the warrants of $338,000 and $829,000 for the three and nine months ended September 30, 2010 were recorded as non-operating gains and are included in "Gain on derivative instruments, net" in the consolidated statements of operations.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of equity and debt securities and, to a lesser extent, from development contract revenues and product sales. At September 30, 2011, we had $9.4 million in cash, cash equivalents and investment securities available-for-sale.

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

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through January 2012. We will require additional cash to fund our operating plan past that time. We are introducing new products into an emerging market, which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. If the level of sales anticipated by our financial plan is not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially to extend our funds as we pursue other financing opportunities and business relationships. This limitation of operations could include reducing our planned investment in working capital to fund revenue growth and delaying development projects resulting in reductions in staff, operating costs, capital expenditures and investment in research and development.

In August 2010, we entered into a committed equity financing facility with Azimuth Opportunity, Ltd. ("Azimuth"). During 2011 we completed two draws from this facility and raised a total of $5.6 million before placement agent and other issuance costs from the sale of approximately 4.5 million shares of our common stock. In July 2011, we cancelled this facility.

In May 2011, we entered into a committed equity financing facility with Azimuth, under which we may sell to Azimuth up to the lesser of $40.0 million or 21,018,431 of our shares of common stock over a 24-month term, which began on July 8, 2011. In August 2011, we raised $1.5 million before placement agent and other issuance costs from the sale of approximately 1.6 million shares of our common stock. As of September 30, 2011, we have the lesser of approximately $ 38.5 million or 19.2 million shares of common stock remaining available under the facility.

In September 2011, we entered into another committed equity financing facility with Azimuth, under which we may sell to Azimuth up to the lesser of $35.0 million or 22,030,737 of our shares of common stock over a 24-month term, which began on September 13, 2011. In September 2011, we raised $5.0 million before placement agent and other issuance costs from the sale of approximately 7.6 million shares of our common stock. As of September 30, 2011, we have the lesser of approximately $30 million or 14.4 million shares of common stock remaining available under this facility. However, we may not be able to sell shares under either facility in the amounts desired or at all.

We have received a report from our independent public accounting firm regarding the consolidated financial statements for the year ended December 31, 2010 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis.

Cash used in operating activities totaled $21.8 million during the nine months ended September 30, 2011, compared to $35.0 million during the same period in 2010. During the nine months ended September 30, 2011, the decrease in net cash used in operating activities was primarily driven by lower inventory purchases for commercialization of PicoP-based products as well as savings resulting from steps taken to lower our 2011 cash use as described above.

Net cash used in investing activities totaled $5,000 for the nine months ended September 30, 2011 compared to $1.9 million during the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we used cash of $492,000 for capital expenditures, compared to $1.7 million during the same period in 2010. During the nine months ended September 30, 2011, the decrease in cash used in investing activities was primarily a result of fewer costs associated with a new enterprise resource planning system and production equipment purchases compared to one year ago.

Net cash provided by financing activities totaled $11.8 million for the nine months ended September 30, 2011, compared to $12.5 million for the same period in 2010. During the nine months ended September 30, 2011 we completed four draws from our committed equity financing facilities, for a total of $12.1 million before placement agent and other issuance costs from the sale of 13.7 million shares of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of September 30, 2011, all of our cash, cash equivalents and investment securities available-for-sale have variable interest rates or are equity investments traded in active markets. Therefore, we believe our exposure to the market and interest rate risk is not material. Our investment policy generally directs that the investment managers should select investments to achieve principal preservation, adequate liquidity and return.

The values of cash equivalents and investment securities available-for-sale by maturity date as of September 30, 2011, are as follows:

(amount in thousands)	Amount	Percent
Cash and cash equivalents	$9,369	99.91%
Less than one year	8	0.09%
One to two years	-	-
Greater than five years	-	-%
	$9,377	100.00%

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

  As of September 30, 2011, we had an accumulated deficit of $405.0 million.
  We incurred consolidated net losses of $292.0 million from inception through 2008, $39.5 million in 2009, and $47.5 in 2010, and a net loss of $26.0 million in the nine months ended September 30, 2011.

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

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through January 2012. We will require additional cash to fund our operating plan past that time. We are introducing new products into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. If the level of sales anticipated by our financial plan is not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We plan to obtain additional cash through the issuance of equity or debt securities.

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

If we sell shares of our common stock under our committed equity financing facilities, our existing stockholders will experience immediate dilution and, as a result, our stock price may go down.

In May 2011, we entered into a committed equity financing facility, or financing arrangement, under which we may sell up to $40 million of shares of our common stock to Azimuth over a 24-month period subject to a maximum of 21,018,431 shares, including the 225,000 shares of common stock we issued to Azimuth in May 2011 as compensation for their commitment to enter into the financing arrangement. In September 2011, we entered into another committed equity financing facility under which we may sell up to $35 million of shares of our common stock to Azimuth over a 24-month period subject to a maximum of 22,030,737 shares of common stock. The sale of shares of our common stock pursuant to these financing arrangements will have a dilutive impact on our existing stockholders. Azimuth may resell some or all of the shares we issue to them under the financing arrangement and such sales could cause the market price of our common stock to decline, which decline could be significant.

We may not have access to the full amount available under the committed equity financing facility.

Although the committed equity financing facilities with Azimuth provides for access to up to $75 million, before Azimuth is obligated to purchase any shares of our common stock pursuant to a draw down notice, certain conditions specified in the purchase agreement must be met. Some of such conditions are not in our control. There is no guarantee that these conditions will be met nor is there any guarantee that any of the other conditions in the purchase agreement will be met that would enable a draw down of any portion of the amounts available under the equity line with Azimuth.

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

Our backlog of open orders totaled $5.1 million as of September 30, 2011. We may be unable to meet the performance requirements, including performance specifications or delivery dates, required by such purchase orders. Further, our customers may be unable or unwilling to perform their obligations there under on a timely basis or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals. To the extent we are unable to perform under such purchase orders or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

It may become more difficult to sell our stock in the public market.

Our common stock is listed for quotation on The NASDAQ Global Market. On October 26, 2011, we received a deficiency notice from The NASDAQ Stock Market advising us that for 30 consecutive trading days preceding the date of the notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on The NASDAQ Global Market pursuant to NASDAQ's listing requirements. In accordance with NASDAQ's listing rules, we have 180 calendar days, or until April 23, 2012, to regain compliance with this requirement. During this initial 180-day compliance period, we can regain compliance if the bid price of our common stock closes at $1.00 or higher for a minimum of ten consecutive business days. If we are unable to continue to meet NASDAQ'S listing maintenance standards for any reason, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were not listed on the NASDAQ Capital Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. The market price of our stock has mostly traded below $5.00 per share during 2011, 2010 and 2009. On October 26, 2011, the closing price of our stock was $0.75.

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

MICROVISION, INC.
Date: November 1, 2011	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2011	BY:	/s/ Jeff Wilson
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