Form 10-K
period 2011-12-31
MICROVISION INC
filed 2012-03-09
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $131.8 million (based on the closing price for the registrant's Common Stock on the NASDAQ Global Market of $9.76 per share, as adjusted for the reverse stock split discussed herein).

The number of shares of the registrant's common stock outstanding as of March 1, 2012 was 17,019,000.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2012 Annual Meeting of Shareholders are incorporated herein by reference into Part III of this report.

MicroVision, Inc.
2011 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Preliminary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, technology development by third parties, future operations, financing needs or plans of MicroVision, as well as assumptions relating to the foregoing. The words "anticipate," "could," "believe," "estimate," "expect," "goal," "may," "plan," "project," "will," and similar expressions identify forward-looking statements. Factors that could cause actual results to differ materially from those projected in our forward-looking statements include the following: our ability to obtain financing; market acceptance of our technologies and products; our financial and technical resources relative to those of our competitors; our ability to keep up with rapid technological change; government regulation of our technologies; our ability to enforce our intellectual property rights and protect our proprietary technologies; the ability to obtain additional contract awards and to develop partnership opportunities; the timing of commercial product launches; the ability to achieve key technical milestones in key products; and other risk factors identified below in Item 1A.

ITEM 1. BUSINESS

Overview

We are developing high-resolution miniature laser display and imaging engines based upon our proprietary PicoP® display engine technology. Our PicoP technology utilizes our widely patented expertise in two dimensional Micro-Electrical Mechanical Systems (MEMS), lasers, optics, and electronics to create a high quality video or still image from a small form factor device with lower power needs than conventional display technologies. Our strategy is to develop and supply PicoP display engines directly or through licensing arrangements to original equipment manufacturers (OEMs) that would embed them into a variety of consumer, automotive, enterprise and industrial products.

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

We currently market and sell our SHOWWX™ line of accessory pico projectors that use our PicoP display engine through a network of global distributors. We continue to enter into a limited number of development agreements with commercial and U.S. government customers to develop advanced prototypes and demonstration units based on our light scanning technologies.

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

  Small and thin package size
  High brightness and contrast with 100% brightness uniformity
  Rich, saturated color reproduction
  Higher resolution
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

During 2011, we simplified our operations to significantly reduce our 2011 cash requirements through a combination of measures as part of our strategy to focus our efforts on development of the next-generation of our PicoP technology based on direct green lasers. Direct green lasers are capable of producing green light natively, greatly simplifying laser design and manufacturing. Direct green lasers are expected to be manufactured in a manner similar to red and blue laser diodes available today, facilitating lower cost and rapid scalability to commercial quantities and are expected to be introduced by at least one manufacturer by mid-2012. At least five companies worldwide have announced they are developing direct green lasers for commercial introduction.

We have begun to provide samples of the new PicoP engine to OEMs for evaluation and plan to introduce our next-generation PicoP display engine using direct green lasers during 2012 to enable our prospective OEM partners to launch their product using the PicoP technology. The combination of smaller size, lower power, and lower cost make direct green lasers an attractive alternative to synthetic green lasers for use in our PicoP display engine. We have integrated direct green laser samples from three laser manufacturers into prototypes of our next-generation PicoP display engine.

Business Strategy

Our business strategy is to promote our technology in the form of integrated and embedded components to leading OEMs for widespread use in display and imaging product applications. Presently, we are focused on the following steps to implement our business strategy:

  Market and sell accessory projectors and planned future products, through multiple sales channels including distributors and OEMs.
  Continue rapid advancement of our technology platform and value-add applications.
  Partner with original design manufacturers (ODMs) and Tier 1 suppliers to produce advanced prototypes and demonstration units using our PicoP display engines, to market the benefits of our technology by us or our partners to OEM customers while minimizing our own development costs.
  Target leading OEMs to integrate our PicoP technology into their products.

We have entered into a non-binding Memorandum of Understanding (MOU) with Pioneer Corporation. The MOU establishes the framework for a manufacturing and commercial distribution agreement with Pioneer for display engine subsystems to be used in consumer, after-market and embedded automotive products. We have collaborated with Pioneer to develop a laser light source module using direct red, blue, and green laser diodes and a separate display engine subsystem which is based on our PicoP technology. Pioneer has announced that it intends to introduce a commercial in-vehicle head-up display product using the module into the consumer market in 2012.

Marketing Focus:

Pico Projector Displays

The use of mobile devices worldwide has grown significantly in the last decade and consumers' awareness and willingness to use mobile devices for data services has increased dramatically over the last few years. Applications such as email, web-browsing, downloading and playing of videos, social networking and mobile gaming are driving the demand for more capable smartphones and other mobile devices such as tablets. Typically, these devices have small screens which limit the utility and enjoyment of the content, especially in small group settings. We believe that pico projectors can free mobile device users from the limitations of a palm-sized or tablet-sized screen and provide a large screen viewing experience to increase the usefulness and enjoyment of watching movies and videos, mobile gaming, and displaying images and many other applications.

We are working with OEMs and others to produce and distribute PicoP-based products. We currently market and sell our SHOWWX™ line of accessory pico projectors, which use our PicoP display engine. The SHOWWX products are battery operated plug-and-play projectors that can project a full color, WVGA (848 X 480 pixels), DVD-quality image with vivid colors and exceptional contrast that is always in focus. The SHOWWX+ is a "Made for iPod, iPhone, and iPad" product. We also sell our PicoP display engine to OEM customers to embed into their products. Our accessory projector products and PicoP display engines are manufactured by a high volume contract manufacturer.

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

During 2011, we worked with Pioneer Corporation to develop a light source module based on direct red, blue, and green laser diodes and display engine subsystems which would serve as the basis for an in-vehicle HUD product targeted for commercial introduction by Pioneer in 2012.

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

  See-through performance - See-through eyewear displays enable interaction with the real world and one's personal mobile services at the same time. Unlike competing wearable displays, a see-through display does not obstruct the wearer's vision or reduce awareness of what is happening around them.
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

We have worked with the U.S. military and commercial customers to further develop the optical design and integration of the PicoP display engine for military applications such as helmet mounted displays and full color see-through eyewear. We plan to work with OEMs and system integrators to incorporate the PicoP display engine into integrated solutions for potential military and commercial customers.

Bar Code Scanners

We currently sell our ROV hand held bar code scanners, which use our proprietary MEMS technology, and bar code scanner enabled enterprise solutions. In the second half of 2009, we reduced our sales and marketing efforts on the bar code product and we do not expect to increase our investment in the bar code product in the future.

Go-To-Market Strategy

We are evaluating opportunities to widely market our technology using a variety of distribution channels such as establishing partnerships with OEMs and distributors. Products using our technology may carry the MicroVision brand or be branded and distributed by our OEM or distribution partners.

Certain potential applications using the PicoP display engines, such as an automotive HUD or pico projection for tablet PCs and mobile phones, require integration of our engine into other technologies. In markets requiring high volume production of the PicoP display engine components or subsystems that are to be integrated with other components, we plan to provide designs for components, subsystems and systems to OEMs under licensing agreements.

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

Human Factors, Ergonomics and Safety

We conduct ongoing research on safety factors that must be addressed by products incorporating our technology, including such issues as the maximum permissible laser exposure limits established by International Electrotechnical Commission (IEC) and others. Independent experts have concluded that laser exposure to the eye resulting from use of the light scanning displays under normal operating conditions would be below the calculated maximum permissible exposure level set by IEC. Our accessory pico projectors products are currently Class 2 laser products, which are products safe for use by consumers.

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

Pico projectors are an emerging class of miniature projectors that are generally handheld, battery operated, mobile projectors. Most of the competing projectors currently on the market use either liquid crystal on silicon (LCOS) panel solutions or Texas Instruments' DLP™ display technology, using primarily light emitting diode light sources. Each of these solutions can create images from a small form factor of varying resolution, brightness, image quality, battery life, and ease of use.

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

Intellectual Property and Proprietary Rights

We generate intellectual property from our ongoing performance on development contracts, our internal research and development activities and technology acquisitions. The inventions covered by our patent applications generally relate to component miniaturization, specific implementation of various system components and design elements to facilitate mass production. Protecting these key enabling technologies and components is a fundamental aspect of our strategy to penetrate diverse markets with unique products. As such, we intend to continue to develop our portfolio of proprietary and patented technologies at the system, component and process levels.

We believe our extensive and highly-rated patent portfolio is the largest, broadest and earliest filed laser pico projection and display portfolio and includes applications such as automotive head-up display, range finding, portable media devices, image capture and laptop applications. MicroVision's total patent count exceeds 500 issued patents, pending patents and licensed patents worldwide.

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

Our ability to compete effectively in the display and image capture market will depend, in part, on our ability to maintain the proprietary nature of these technologies.

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

Additional Information

We perform research and development to design and develop our technology platform and modifications to the PicoP display engine that will be required for specific applications. Research and development expense for the fiscal years ended December 31, 2011, 2010, and 2009 was $15.3 million, $21.6 million, and $24.6 million, respectively. In 2011, 77% of our revenue was generated from product sales, and 6% and 17% of revenue was derived from performance on development contracts with the U.S government and commercial customers, respectively. One commercial customer accounted for 11% of our revenue in 2011. In 2010, 81% of our revenue was generated from product sales, 4% and 15% of revenue was derived from performance on development contracts with the U.S. government and commercial customers, respectively. One commercial customer accounted for 26% of total revenue in 2010. Prior to 2010, most of our revenue was generated from development contracts to develop our technology to meet customer specifications for both the U.S. government and commercial enterprises. In 2009, 43% and 31% of revenue was derived from performance on development contracts with the U.S. government and commercial customers, respectively, and the remainder from sales of bar code scanner and SHOWWX units. Two government customers accounted for 24% and 17%, respectively, of total revenue in 2009. Our contracts with the U.S. government can be terminated for convenience by the U.S. government at any time. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

We had a backlog of $2.1 million at December 31, 2011 compared to a backlog of $13.7 million at December 31, 2010. The backlog at December 31, 2011 is composed of $624,000 in development contracts and orders for prototype units and evaluation kits, and $1.4 million in orders for PicoP display engines, accessory pico projectors, and ROV units. We plan to complete all of the backlog contracts within one year.

Employees

As of March 1, 2012, we had approximately 103 employees.

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

  As of December 31, 2011, we had an accumulated deficit of $414.8 million.
  We incurred consolidated net losses of $292.0 million from inception through 2008, $39.5 million in 2009, $47.5 million in 2010, and $35.8 million in 2011.

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

We cannot be certain that we will succeed in obtaining additional development contracts or that we will be able to obtain substantial customer orders for our products. In light of these factors, we expect to continue to incur substantial losses and negative cash flow at least through 2012 and likely thereafter. We cannot be certain that we will achieve positive cash flow at any time in the future.

We will require additional capital to fund our operations and to implement our business plan. If we do not obtain additional capital, we may be required to curtail our operations substantially. Raising additional capital may dilute the value of current shareholders' shares.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through June 2012. We will require additional cash to fund our operating plan past that time. We are introducing new products into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. If the level of sales anticipated by our financial plan is not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We plan to obtain additional cash through the issuance of equity or debt securities.

Our capital requirements will depend on many factors, including, but not limited to, payment terms with suppliers and the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce products incorporating the PicoP display engine and image capture technologies and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if the mix of revenues varies from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by us.

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

Our backlog of open orders totaled $2.1 million as of December 31, 2011. We may be unable to meet the performance requirements, including performance specifications or delivery dates, required by such purchase orders.  Further, our customers may be unable or unwilling to perform their obligations there under on a timely basis or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals.  To the extent we are unable to perform under such purchase orders or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

It may become more difficult to sell our stock in the public market.

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were not listed on the NASDAQ Capital Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. The market price of our stock has mostly traded below $5.00 per share during 2011, 2010, and 2009. On March 1, 2012, the closing price of our stock was $3.02.

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

ITEM 3. LEGAL PROCEEDINGS

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any other legal proceedings that we believe are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers are appointed by our Board of Directors and hold office until their successors are elected and duly qualified. Mr. Tokman also serves as a director of MicroVision. The following persons serve as executive officers of MicroVision:

Alexander Tokman, age 50, has served as President, Chief Executive Officer and a director of MicroVision since January 2006. Mr. Tokman served as MicroVision's President and Chief Operating Officer from July 2005 to January 2006. Mr. Tokman, a former GE executive, joined MicroVision after a 10-year tenure at GE Healthcare, a subsidiary of General Electric, where he led several global businesses, most recently as General Manager of its Global Molecular Imaging and Radiopharmacy multi-technology business unit from 2003 to 2005. Prior to that, between 1995 and 2003, Mr. Tokman served in various cross-functional and cross-business leadership roles at GE where he led the definition and commercialization of several medical modalities product segments including PET/CT, which added over $500 million of revenue growth to the company within the first three years of its commercial introduction. Mr. Tokman is a certified Six Sigma and Design for Six Sigma (DFSS) Black Belt and Master Black Belt and as one of GE's Six Sigma pioneers, he drove the quality culture change across GE Healthcare in the late 1990s. From November 1989 to March 1995 Mr. Tokman served as new technologies programs lead and a head of I&RD office at Tracor Applied Sciences a subsidiary of then Tracor, Inc. Mr. Tokman has both an M.S. and B.S. in Electrical Engineering from the University of Massachusetts, Dartmouth.

Paul Patterson, age 49, joined MicroVision in August 2011 as Vice President of Business Development, Strategic Marketing and Sales. Prior to joining MicroVision, he was Managing Director of Kohritsu USA, an organization globally supporting and managing market adoption of technology innovation for multi-national corporations. He was previously the General Manager for Epson, Japan, responsible for bringing emerging technologies to market. Mr. Patterson also serves as an advisor to several startup companies including Phoenix Venture Partners, TRED Displays, BitAnimate, Jyrate, Electromaterials and Inpria. Mr. Patterson brings to MicroVision considerable experience in emerging technology business development, with a particular emphasis on display technology, semiconductors, biotech, nanotech, optical data communications and RFID. His experience includes management, strategic alliances, business development, research and development, operations and project management. Mr. Patterson is a frequent speaker at global emerging technology and business conferences and author of "Beyond The Beaker: How to Achieve Market Adoption for Emerging Technologies" (2009). He earned his B.S. in Mechanical Engineering from Oregon State University, completed the Stanford-Singapore University Executive Program in International Business Management and London Stock Exchange Program in Corporate Valuations (Mergers and Acquisitions).

Thomas M. Walker, age 47, joined MicroVision in May 2002 and serves as Vice President, General Counsel and Secretary. Prior to joining MicroVision, Mr. Walker served as Senior Vice President, General Counsel and Secretary of Advanced Radio Telecom Corp., a publicly held technology and services company where he managed domestic and international legal affairs from April 1996 to April 2002. Prior to that, Mr. Walker advised publicly and privately held businesses while practicing in the Los Angeles offices of the law firms of Pillsbury Winthrop and Buchalter, Nemer Fields and Younger. Mr. Walker holds a B.A. from Claremont McKenna College and a J.D. from the University of Oregon.

Jeff T. Wilson, age 51, has served as Chief Financial Officer since April 2006, Principal Financial Officer since January 2006 and Principal Accounting Officer of MicroVision since August 1999. Mr. Wilson served as Vice President, Accounting of MicroVision from April 2002 to April 2006 and as Director of Accounting of MicroVision from August 1999 to March 2002. Prior to joining MicroVision, from 1991 to 1999, Mr. Wilson served in various accounting positions for Siemens Medical Systems, Inc., a developer and manufacturer of medical imaging equipment. Prior to 1991, Mr. Wilson served as a manager with the accounting firm PricewaterhouseCoopers LLP. Mr. Wilson is a Certified Public Accountant. Mr. Wilson holds a B.S. in Accounting from Oklahoma State University.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading publicly on August 27, 1996. Our common stock trades on The NASDAQ Global Market under the symbol "MVIS." We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operations of our business and do not anticipate paying dividends on the common stock in the foreseeable future.

A 1:8 reverse stock split became effective on February 17, 2012. All of the per share prices shown in the table below have been adjusted to reflect the effect of this reverse split.

As of March 1, 2012, there were approximately 344 holders of record of 17,019,000 shares of common stock outstanding.

The high and low sales prices of our common stock for each full quarterly period in the last two fiscal years and the year to date as reported by The NASDAQ Global Market, as adjusted for the reverse stock split, are as follows:

	Common Stock
Quarter Ended	HIGH	LOW
2010
March 31, 2010	$29.04	$15.36
June 30, 2010	29.52	19.36
September 30, 2010	24.88	16.64
December 31, 2010	18.00	10.24

2011
March 31, 2011	$19.36	$9.68
June 30, 2011	13.76	8.16
September 30, 2011	11.04	5.28
December 31, 2011	6.80	2.72

2012
January 1, 2012 to March 1, 2012	$5.36	$2.49

ITEM 6. SELECTED FINANCIAL DATA

A summary of selected financial data as of and for the five years ended December 31, 2011 is set forth below. It should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. A 1:8 reverse stock split of MicroVision's common stock became effective on February 17, 2012. All of the share and per share amounts discussed and shown in the statements and tables below have been adjusted to reflect the effect of this reverse split.

	YEARS ENDED DECEMBER 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$5,617	$4,740	$3,833	$6,611	$10,484
Net loss available for common shareholders	(35,808)	(47,460)	(39,529)	(32,620)	(19,787)
Basic and diluted net loss per share	(2.57)	(4.17)	(4.29)	(4.23)	(3.17)
Weighted average shares outstanding basic and diluted	13,919	11,379	9,220	7,705	6,245
Balance Sheet Data:
Cash and cash equivalents	$13,075	$19,413	$43,025	$25,533	$13,399
Investments available-for-sale	8	13	2,710	2,705	22,411
Working capital	5,913	15,618	38,221	24,347	30,043
Total assets	23,870	35,233	53,536	36,964	45,298
Long-term liabilities	326	1,394	1,471	1,776	2,201
Total shareholders' equity (deficit)	10,802	21,833	41,891	27,651	33,061

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

We currently market and sell our SHOWWX™ line of accessory pico projectors, which use our PicoP display engine through a network of global distributors. We continue to enter into a limited number of development agreements with commercial and U.S. government customers to develop advanced prototypes and demonstration units based on our light scanning technologies.

We have incurred substantial losses since inception and expect to incur a substantial loss during the fiscal year ending December 31, 2012.

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

Intangible Assets. Our intangible assets consist entirely of purchased patents. The patents are amortized using the straight- line method over their estimated period of benefit, ranging from one to 17 years. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

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

Results of Operations

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

Product Revenue.
		% of		% of
		product		product
	2011	revenue	2010	revenue	$ change	% change
(in thousands)
Pico projector revenue	$4,098	94.5	$3,469	90.1	$629	18.1
Bar code revenue	240	5.5	381	9.9	(141)	(37.0)
Total product revenue	$4,338		$3,850		$488	12.7

Pico projector revenue includes the sales of our SHOWWX™ line of accessory pico projectors and related accessories, and PicoP engines. Pico projector revenue was higher for the year ended December 31, 2011 than the same period in 2010, as a result of increased sales of our PicoP engines compared to the prior year and a one-time sale of our pico projectors to one customer.

Bar code revenue was lower for the year ended December 31, 2011 compared to the same period in 2010, due to our decision to stop marketing our bar code product during 2009 and focus on commercializing the PicoP technology. We do not expect to increase our investment in the bar code product in the future.

Our quarterly revenue may vary substantially due to the timing of product orders from customers, production constraints and availability of components and raw materials.

The backlog of product orders at December 31, 2011 was approximately $1.4 million, compared to $12.7 million at December 31, 2010. Product backlog is scheduled for delivery within one year. In September 2011, we received orders of $3.5 million from ESPlus for embedded display engines, the majority of which were scheduled for delivery in the fourth quarter of 2011. During the fourth quarter of 2011, ESPlus determined that it needed additional time to mature the commercial readiness of its media player product and elected to defer PicoP engine shipments into 2012. As a result, we have removed orders of $2.8 million from this customer from our product backlog as of December 31, 2011. We are working with ESPlus to determine a new delivery schedule.

Contract Revenue.

		% of		% of
		contract		contract
	2011	revenue	2010	revenue	$ change	% change
(in thousands)
Government revenue	$345	27.0	$201	22.6	$144	71.6
Commercial revenue	934	73.0	689	77.4	245	35.6
Total contract revenue	$1,279		$890		$389	43.7

Contract revenue from government and commercial contracts was higher during 2011 than in 2010 due to increased activity on new and existing government and commercial contracts compared to the previous year.

Our backlog of development contracts, including orders for prototype units and evaluation kits, at December 31, 2011 was $622,000 in government contracts and $2,000 in commercial contracts compared to $868,000 in government contracts and $81,000 in commercial contracts at December 31, 2010. We plan to complete the entire contract backlog within one year.

Cost of Product Revenue.
		% of		% of
		product		product
	2011	revenue	2010	revenue	$ change	% change
(in thousands)
Cost of product revenue	$11,640	268.3	$15,779	409.8	$(4,139)	(26.2)

Our costs to produce accessory pico projector units during 2011 were substantially higher than product revenue. Cost of product revenue includes the direct and allocated indirect cost of manufacturing products sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of these products. Indirect costs include labor and other costs associated with operating our manufacturing capabilities and capacity. In the event that we maintain production capacity in excess of production requirements, cost of product revenue may also include manufacturing overhead associated with the excess capacity.

Cost of product revenue for 2011 and 2010 included write downs of $1.6 million and $9.6 million, respectively, for inventory in stock at the end of the year. The write downs were primarily for lower of cost or market adjustments to our inventory value to reflect the then current estimated selling price for our inventory, as well as a reserve adjustment for materials which we expect would become obsolete as we introduced new products. The decrease in cost of product revenue for 2011, compared to 2010, was primarily attributed to decreased inventory write downs compared to the prior year. During 2011, we sold inventory which had been previously written down to the lower of cost or market. Accordingly, cost of product revenue for 2011 did not include approximately $1.7 million of previously recognized write downs associated with this inventory. During 2011, we recognized approximately $850,000 of warranty expense primarily associated with our PicoP display engine. Warranty expense in 2010 was not material.

During 2011, we expensed approximately $1.3 million of manufacturing overhead associated with production capacity in excess of production requirements. We did not expense any overhead associated with excess capacity during 2010. We classified overhead cost allocated to the accessory pico projector as research and development expense until February 2010, when we determined that the product's design and production processes were mature enough to support commercial production and we began classifying overhead cost as cost of product revenue.

The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix, the level of overhead expense and the volume of direct materials purchased. The decrease in the cost of product revenue as a percentage of product revenue in 2011 compared to the same period in 2010 was due to decreased inventory write downs for the SHOWWX family of products.

Cost of Contract Revenue.

		% of		% of
		contract		contract
	2011	revenue	2010	revenue	$ change	% change
(in thousands)
Cost of contract revenue	$1,425	111.4	$443	49.8	$982	221.7

The cost of contract revenue was higher in 2011 than in 2010 as a result of the increased activity on development contracts and recognized losses on two contracts on which we performed work during 2011. The losses were primarily as a result of our decision to share costs with one customer for development of advanced in-vehicle HUD prototypes in anticipation of follow-on revenue opportunities and excess material costs associated with minimum order quantities for materials required to complete one of our development contracts. Gross margin on contract revenue was significantly lower in 2011 compared to 2010, as a result of these recognized losses. The combined impact of the losses on contracts and lower gross margin was approximately $710,000.

The cost of contract revenue as a percentage of revenue was higher in 2011 than in 2010 as a result of the recognized losses and higher labor expense resulting from a change in the labor resources allocated to the contracts. The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract cost mix and the levels of direct and indirect costs incurred.

Research and Development Expense.

	2011	2010	$ change	% change
(in thousands)
Research and development	$15,279	$21,600	$(6,321)	(29.3)

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

The decrease in research and development expense during 2011, compared to the same period in 2010, is primarily attributable to decreased subcontractor costs associated with advanced research and decreased payroll costs due to reductions in staffing levels, compared to the prior year.

In 2011, we aggressively managed our operating expenses as part of our strategy to simplify operations and significantly reduce our 2011 cash requirements as we focused our efforts on development of the next-generation of our PicoP technology based on direct green lasers. As a result, our research and development expense significantly decreased for 2011 compared to 2010.

We believe that a substantial level of continuing research and development expense will be required to develop additional commercial products using the PicoP technology. Accordingly, we anticipate our level of research and development spending will continue to be substantial.

Sales, Marketing, General and Administrative Expense.

	2011	2010	$ change	% change
(in thousands)
Sales, marketing, general and administrative	$13,314	$15,252	$(1,938)	(12.7)

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

In 2011, we aggressively managed our operating expenses as part of our strategy to simplify operations and significantly reduce our 2011 cash requirements as we focused our efforts on development of the next-generation of our PicoP technology based on direct green lasers. As a result, our sales, marketing, general and administrative expense decreased for 2011 compared to 2010.

Interest Income and Expense.

	2011	2010	$ change	% change
(in thousands)
Interest income	$47	$112	$(65)	(58.0)
	2011	2010	$ change	% change
(in thousands)
Interest expense	$46	$62	$(16)	(25.8)

The decrease in interest income in 2011 from 2010 results primarily from lower average cash, investment securities balances, and interest rates. The decrease in interest expense in 2011 from 2010 results primarily from lower average balances on our capital leases and our outstanding loan for leasehold improvements.

Realized Loss on Sale of Investment Securities

At December 31, 2009, we held $3.0 million par value student loan auction-rate securities (SLARS), fair valued at $2.7 million. In March and December 2010, one of the issuers redeemed a total of $200,000 of our SLARS at par value through a voluntary lottery redemption program. In December 2010, we sold our remaining SLARS for proceeds of approximately $2.4 million and recorded a loss of $127,000 which is included in "Realized loss on sale of investment securities" on the consolidated statement of operations.

Gain on Derivative Instruments, Net.

	2011	2010	$ change	% change
(in thousands)
Gain (loss) on derivative instruments, net	$-	$842	$(842)	(100.0)

Prior to 2011, we had common stock warrants outstanding that were issued in connection with certain notes. The warrants met the definition of derivative instruments that must be accounted for as liabilities because we could not engage in certain corporate transactions affecting the common stock unless we made a cash payment to the holders of the warrants. We recorded changes in the fair values of the warrants in the statement of operations each period. In July 2008, warrants to purchase 750,000 shares of common stock expired unexercised. During 2010, the remaining 1,552,000 expired unexercised. The change in value of the warrants of $840,000 in 2010 was recorded as a non-operating gain and is included in "Gain on derivative instruments, net" in the consolidated statement of operations.

Income Taxes.

No provision for income taxes has been recorded because we have experienced net losses from inception through December 31, 2011. At December 31, 2011, we had net operating loss carry-forwards of approximately $283.2 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $5.8 million. The net operating loss carry-forwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2017 to 2031 if not previously utilized. In 2011, $2.1 million in net operating loss carry-forwards expired. The research and development tax credits and the remaining net operating losses are scheduled to expire between 2017 and 2031. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our shareholders during any three-year period would result in a limitation on our ability to utilize a portion of our net operating loss carry-forwards. We have determined that such a change of ownership occurred during 1996 and that the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $1.6 million.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. We did not have any unrecognized tax benefits at December 31, 2011 or at December 31, 2010.

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

Product Revenue.
		% of		% of
		product		product
	2010	revenue	2009	revenue	$ change	% change
(in thousands)
Pico projector revenue	$3,469	90.1	$330	32.5	$3,139	951.2
Bar code revenue	381	9.9	686	67.5	(305)	(44.5)
Total product revenue	$3,850		$1,016		$2,834	278.9

Pico projector revenue includes the sales of SHOWWX which was launched in September 2009 and the SHOWWX+ which was launched in November 2010.

Bar code revenue includes the sales of ROV bar code scanners. The decrease in bar code revenue for the year ended December 31, 2010 compared to the same period in 2009 was due to our decreased investment in our bar code product during 2009.

The backlog of product orders at December 31, 2010 was approximately $12.7 million, compared to $3.8 million at December 31, 2009.

Contract Revenue.

		% of		% of
		contract		contract
	2010	revenue	2009	revenue	$ change	% change
(in thousands)
Government revenue	$201	22.6	$1,649	58.5	$(1,448)	(87.8)
Commercial revenue	689	77.4	1,168	41.5	(479)	(41.0)
Total contract revenue	$890		$2,817		$(1,927)	(68.4)

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

Cost of Product Revenue.

		% of		% of
		product		product
	2010	revenue	2009	revenue	$ change	% change
(in thousands)
Cost of product revenue	$15,779	409.8	$2,363	232.6	$13,416	567.8

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

Cost of Contract Revenue.

		% of		% of
		contract		contract
	2010	revenue	2009	revenue	$ change	% change
(in thousands)
Cost of contract revenue	$443	49.8	$1,531	54.3	$(1,088)	(71.1)

The cost of contract revenue was lower in 2010 than in 2009 as a result of the decreased activity on development contracts as we continue to focus our resources on commercialization of products based on the PicoP display engine.

The cost of contract revenue as a percentage of revenue was lower in 2010 than in 2009 as a result of difference in the cost mix of the contracts during those periods.

Research and Development Expense.

	2010	2009	$ change	% change
(in thousands)
Research and development	$21,600	$24,577	$(2,977)	(12.1)

The decrease in cost during 2010, compared to the same period in 2009, is primarily attributable to less direct material purchased for development programs and a decrease in overhead allocated to research and development.

Sales, Marketing, General and Administrative Expense.

	2010	2009	$ change	% change
(in thousands)
Sales, marketing, general and administrative	$15,252	$14,540	$712	4.9

The increase in cost during 2010 compared to the same period in 2009 is primarily due to increased sales and marketing expense related to promoting our accessory pico projector products.

Interest Income and Expense.

	2010	2009	$ change	% change
(in thousands)
Interest income	$112	$212	$(100)	(47.2)
	2010	2009	$ change	% change
(in thousands)
Interest expense	$62	$68	$(6)	(8.8)

The decrease in interest income in 2010 from 2009 results primarily from lower average cash, investments securities balances, and interest rates.

Realized Loss on Sale of Investment Securities

At December 31, 2009, we held $3.0 million par value student loan auction-rate securities (SLARS), fair valued at $2.7 million. In March and December 2010, one of the issuers redeemed a total of $200,000 of our SLARS at par value through a voluntary lottery redemption program. In December 2010, we sold our remaining SLARS for proceeds of approximately $2.4 million and recorded a loss of $127,000 which is included in "Realized loss on sale of investment securities" on the consolidated statement of operations.

Gain (Loss) on Derivative Instruments, Net.

	2010	2009	$ change	% change
(in thousands)
Gain (loss) on derivative instruments, net	$842	$(506)	$1,348	(266.4)

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

Income Taxes.

No provision for income taxes has been recorded because we have experienced net losses from inception through December 31, 2010. At December 31, 2010, we had net operating loss carry-forwards of approximately $257.6 million for federal income tax reporting purposes. In addition, we had research and development tax credits of $5.4 million. We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. We did not have any unrecognized tax benefits at December 31, 2010 or at December 31, 2009.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues and product sales. At December 31, 2011, we had $13.1 million in cash, cash equivalents, and investment securities, available-for-sale.

During 2011, we lowered our cash used in operations significantly, through a combination of:

  sharing development and commercialization costs of the next-generation PicoP technology based on direct green lasers with our development partners;
  limiting our investment into advancement of the current-generation PicoP technology based on synthetic green lasers;
  moving product development to original design manufacturers lowering our working capital requirements through a restructuring of inventory cycles with major suppliers;

  reducing our operating costs through a 20% workforce reduction completed in January 2011, in addition to other measures.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through June 2012. We will require additional cash to fund our operating plan past that time. We are introducing new products into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. If the level of sales anticipated by our financial plan is not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis we may be required to limit our operations substantially. This limitation of operations could include reducing our planned investment in working capital to fund revenue growth and delaying development projects resulting in reductions in staff, operating costs, capital expenditures and investment in research and development.

We have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2011 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These financial statements are prepared assuming we will continue as a going concern.

Cash used in operating activities totaled $27.9 million during 2011, compared to $46.2 million during 2010. During 2011, the decrease in net cash used in operating activities was primarily driven by lower inventory purchases for commercialization of PicoP-based products as well as savings resulting from steps taken to lower our 2011 cash use as described above.

Investing Activities

Cash provided by investing activities totaled $170,000 in 2011 compared to $381,000 in 2010. In 2011, the decrease in cash provided by investing activities primarily resulted from lower cash inflows generated from sales of investment securities compared to 2010, offset by fewer cash outflows associated with implementation of a new enterprise resource planning system and production equipment purchases compared to one year ago.

Financing Activities

Cash provided by financing activities totaled $21.4 million in 2011, compared to $22.2 million in 2010. The following is a list of our financing activities during 2011, 2010, and 2009. All share amounts have been adjusted for the 1:8 reverse stock split discussed in this annual report.

  In November 2011, we raised approximately $10.5 million, before issuance costs of approximately $925,000, through an underwritten public offering of 2.2 million shares of common stock and warrants to purchase 1.3 million shares of our common stock.
  During 2011, we also raised an aggregate of $12.1 million, before issuance costs of approximately $635,000, from the sale of 1.7 million shares of our common stock under our committed equity financing facilities with Azimuth. We terminated one of these facilities in July 2011 and the other two in November 2011.
  In 2010, we raised an aggregate of $22.4 million, before issuance costs of approximately $768,000, from the sale of 1.6 million shares of our common stock under our committed equity financing facility with Azimuth.
  In November and December 2009, we raised an aggregate of $33.1 million, before issuance costs of approximately $2.3 million, from the sale of 1.4 million shares of our common stock through underwritten public offerings.
  During 2009, we raised $3.9 million from the exercise of warrants to purchase 142,000 shares of common stock and $1.3 million from the exercise of 42,000 stock options.
  In June 2009, we raised approximately $15.0 million, before issuance costs of approximately $218,000, from the sale of 1.0 million shares of common stock and warrants to purchase approximately 252,000 shares of our common stock to a strategic investor. The warrants have an exercise price of $17.48 per share, a three year term, and are exercisable on the date of issuance. We can call the warrants if the average closing bid price of our stock is over $69.92 for any 20 consecutive trading days.

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

The following table lists our contractual obligations (in thousands):

	Payments Due By Period
	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total
Contractual Obligations:
Open purchase obligations *	$5,254	$-	$-	$-	$5,254
Minimum payments under capital leases	62	83	-	-	145
Minimum payments under operating leases	938	564	-	-	1,502
Minimum payments under long-term debt	103	69	-	-	172
Minimum payments under research, royalty
and licensing agreements	1,253	2,511	2,436	10,722	16,922
Total	$7,610	$3,227	$2,436	$10,722	$23,995

* Open purchase obligations represent commitments to purchase inventory, materials, capital equipment, maintenance agreements and other goods used in the normal operation of our business.

+License and royalty obligations continue through the lives of the underlying patents, which is currently through at least 2024.

New accounting pronouncements

In May 2011, the FASB issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on our financial statements.

In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The standard is effective for fiscal years, and interim periods within these years, beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of the end of 2011, all of our total cash, cash equivalents and investment securities available-for-sale have variable interest rates or are equity investments traded in active markets. Therefore, we believe our exposure to market and interest rate risks is not material.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of December 31, 2011, our cash and cash equivalents and investments available-for-sale securities portfolio are comprised of short-term highly rated money market savings accounts and equity investments.

The values of cash equivalents and investment securities, available-for-sale by maturity date as of December 31, 2011, are as follows:

	Amount	Percent
Cash and cash equivalents	$13,075,000	99.9%
Less than one year	8,000	0.1
	$13,083,000	100.0%

Foreign Exchange Rate Risk

All of our development contract payments are made in U.S. dollars. However, in the future we may enter into development contracts in foreign currencies that may subject us to foreign exchange rate risk. We have purchase orders and supply agreements in foreign currencies and may enter into such agreements from time to time in the future.  We also make payments related to our MicroVision Singapore operations in Singapore dollars. We believe our exposure to currency fluctuations related to these arrangements is not material. We intend to enter into foreign currency hedges to offset material exposure to currency fluctuations when we can adequately determine the timing and amounts of the exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MicroVision, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity, comprehensive loss and cash flows present fairly, in all material respects, the financial position of MicroVision, Inc. (the "Company") at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PricewaterhouseCoopers LLP
Seattle, Washington
March 8, 2012

MicroVision, Inc.
Consolidated Balance Sheets (in thousands, except per share information)

	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$13,075	$19,413
Investment securities, available-for-sale	8	13
Accounts receivable, net of allowances of $243 and $588	463	1,116
Costs and estimated earnings in excess of billings on uncompleted contracts	70	137
Inventory	4,254	6,075
Current restricted investments	-	306
Other current assets	785	564
Total current assets	18,655	27,624

Property and equipment, net	2,347	4,169
Restricted investments	786	1,189
Intangible assets	2,048	2,233
Other assets	34	18
Total assets	$23,870	$35,233

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$7,341	$7,665
Accrued liabilities	5,113	4,135
Billings in excess of costs and estimated earnings on uncompleted contracts	156	81
Current portion of capital lease obligations	39	40
Current portion of long-term debt	93	85
Total current liabilities	12,742	12,006

Capital lease obligations, net of current portion	72	114
Long-term debt, net of current portion	67	159
Deferred rent, net of current portion	187	697
Other long-term liabilities	-	424

Total liabilities	13,068	13,400

Commitments and contingencies

Shareholders' Equity
Preferred stock, par value $.001; 25,000 shares authorized; 0 and
0 shares issued and outstanding	-	-
Common stock, par value $.001; 100,000 shares authorized; 17,019 and
12,809 shares issued and outstanding	17	13
Additonal paid-in capital	425,658	400,880
Accumulated other comprehensive loss	(35)	(30)
Accumulated deficit	(414,838)	(379,030)
Total shareholders' equity	10,802	21,833
Total liabilities and shareholders' equity	$23,870	$35,233

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Operations (in thousands, except per share information)

	Years Ended December 31,
	2011	2010	2009
Product revenue	$4,338	$3,850	$1,016
Contract revenue	1,279	890	2,817
Total revenue	5,617	4,740	3,833

Cost of product revenue	11,640	15,779	2,363
Cost of contract revenue	1,425	443	1,531
Total cost of revenue	13,065	16,222	3,894
Gross margin	(7,448)	(11,482)	(61)

Research and development expense	15,279	21,600	24,577
Sales, marketing, general and administrative expense	13,314	15,252	14,540
Gain on disposal of fixed assets	(11)	-	-
Total operating expenses	28,582	36,852	39,117
Loss from operations	(36,030)	(48,334)	(39,178)

Interest income	47	112	212
Interest expense	(46)	(62)	(68)
Realized loss on sale of investment securities	-	(127)	-
Gain (loss) on derivative instruments, net	-	842	(506)
Other income	221	109	11
Net loss	$(35,808)	$(47,460)	$(39,529)

Net loss per share basic and diluted	$(2.57)	$(4.17)	$(4.29)

Weighted-average shares outstanding basic and diluted	13,919	11,379	9,220

The accompanying notes are an integral part of consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Comprehensive Loss (in thousands)

	Years Ended December 31,
	2011	2010	2009
Net loss	$(35,808)	$(47,460)	$(39,529)

Other comprehensive gain (loss)
Unrealized gain (loss) on investment securities, available-for-sale:
Unrealized holding gain (loss) arising during period	(5)	3	5
Comprehensive loss	$(35,813)	$(47,457)	$(39,524)

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Shareholders' Equity (in thousands)

	Shareholders' Equity (Deficit)
				Accumulated
	Common Stock		Additional	other		Total
		Par	paid-in	comprehensive	Accumulated	Shareholders'
	Shares	value	capital	loss	deficit	equity
Balance at December 31, 2008	8,510	$9	$319,721	$(38)	$(292,041)	$27,651
Share-based compensation expense	3	-	3,335	-	-	3,335
Exercise of warrants and options	184	-	4,794	-	-	4,794
Sales of common stock and warrants	2,389	2	45,633	-	-	45,635
Other comprehensive income	-	-	-	5	-	5
Net loss	-	-	-	-	(39,529)	(39,529)
Balance at December 31, 2009	11,086	11	373,483	(33)	(331,570)	41,891
Share-based compensation expense	11	-	3,601	-	-	3,601
Exercise of warrants and options	30	-	478	-	-	478
Sales of common stock and warrants	1,578	2	21,618	-	-	21,620
Issuance of common stock for payment
of intellectual property	104	-	1,700	-	-	1,700
Other comprehensive income	-	-	-	3	-	3
Net loss	-	-	-	-	(47,460)	(47,460)
Balance at December 31, 2010	12,809	13	400,880	(30)	(379,030)	21,833
Share-based compensation expense	218	-	3,356	-	-	3,356
Exercise of warrants and options	5	-	70	-	-	70
Sales of common stock and warrants	3,987	4	21,352	-	-	21,356
Other comprehensive loss	-	-	-	(5)	-	(5)
Net loss	-	-	-	-	(35,808)	(35,808)
Balance at December 31, 2011	17,019	$17	$425,658	$(35)	$(414,838)	$10,802

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Cash Flows (in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net loss	$(35,808)	$(47,460)	$(39,529)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	2,406	1,731	1,138
Amortization of intangible assets	185	32	2
Gain on disposal of property and equipment	(11)	-	-
Realized loss on sale of short-term investments	-	127	-
Non-cash stock-based compensation	3,356	3,450	3,373
Loss (gain) on derivative instruments	-	(842)	506
Inventory write-downs	1,563	9,579	1,257
Non-cash deferred rent	(340)	(276)	(276)
Change in:
Accounts receivable	653	(203)	(376)
Costs and estimated earnings in excess of billings on uncompleted contracts	67	(67)	625
Inventory	258	(14,728)	(658)
Other current assets	(221)	187	115
Other assets	(16)	15	(3)
Accounts payable	(532)	2,591	1,477
Accrued liabilities	808	(358)	646
Billings in excess of costs and estimated earnings on uncompleted contracts	75	26	(7)
Other long-term liabilities	(330)	-	-
Net cash used in operating activities	(27,887)	(46,196)	(31,710)

Cash flows from investing activities
Sales of investment securities	-	2,573	-
Purchases of restricted investment securities	-	(305)	-
(Increase)/Decrease in restricted investment	709	(1)	143
Proceeds on sale of property and equipment	11	-	-
Purchases of property and equipment and intangible assets	(550)	(1,886)	(1,360)
Net cash provided by (used in) investing activities	170	381	(1,217)

Cash flows from financing activities
Principal payments under capital leases	(43)	(65)	(60)
Principal payments under long-term debt	(84)	(78)	(71)
Net proceeds from issuance of common stock and warrants	21,506	22,346	50,550
Net cash provided by financing activities	21,379	22,203	50,419

Net increase (decrease) in cash and cash equivalents	(6,338)	(23,612)	17,492
Cash and cash equivalents at beginning of period	19,413	43,025	25,533
Cash and cash equivalents at end of period	$13,075	$19,413	$43,025

Supplemental disclosure of cash flow information
Cash paid for interest	$46	$62	$68

Supplemental schedule of non-cash investing and financing activities
Property and equipment acquired under capital leases	$-	$-	$95

Other non-cash additions to property and equipment	$229	$101	$85

Issuance of common stock for payment of intellectual property	$-	$1,700	$-

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Notes to Consolidated Financial Statements

1. The Company

MicroVision, Inc. (the "Company") is developing high-resolution miniature laser display and imaging engines based upon our proprietary PicoP® display engine technology. Our PicoP technology utilizes our widely patented expertise in two dimensional Micro-Electrical Mechanical Systems (MEMS), lasers, optics and electronics to create a high quality video or still image from a small form factor device with lower power needs than conventional display technologies. Our strategy is to develop and supply PicoP display engines to original equipment manufacturers (OEMs) that would embed them into a variety of consumer, automotive, enterprise and industrial products.

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

We currently market and sell our SHOWWX™ line of accessory pico projectors that use our PicoP display engine through a network of global distributors. We continue to enter into a limited number of development agreements with commercial and U.S. government customers to develop advanced prototypes and demonstration units based on our light scanning technologies.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through June 2012. We will require additional cash to fund our operating plan past that time. We are introducing new products into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. If the level of sales anticipated by our financial plan is not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses.

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

We have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2011 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These consolidated financial statements are prepared assuming the Company will continue as a going concern.

A 1:8 reverse stock split of MicroVision's common stock became effective on February 17, 2012. All of the share and per share amounts discussed and shown in the consolidated financial statements and notes have been adjusted to reflect the effect of this reverse split.

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

Principles of consolidation

Our consolidated financial statements include the accounts of MicroVision, Inc. and MicroVision Innovations Singapore Pte. Ltd. ("MicroVision Singapore"), a wholly owned foreign subsidiary. MicroVision Singapore was incorporated in April 2011 and is engaged in advanced research and development activities and operation support functions for MicroVision, Inc. There were no material intercompany accounts and transactions during the year ended December 31, 2011.

Cash and cash equivalents; investment securities, available-for-sale; and fair value of financial instruments

Our financial instruments include cash and cash equivalents, investments available-for-sale, accounts receivable, accounts payable, accrued liabilities and long-term debt. Excluding the long term debt, the carrying value of our financial instruments approximates fair value due to their short maturities. The carrying amount of long-term debt at December 31, 2011 and 2010 was not materially different from the fair value based on rates available for similar types of arrangements.

The fair value of financial instruments is defined as the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three level fair value inputs hierarchy, with Level 1 being observable inputs such as quoted market prices in active markets, Level 2 being observable inputs that are not sufficiently active to qualify as Level 1, and Level 3 being inputs that are unobservable by market participants outside of the Company and must be estimated using assumptions we develop. We use market data, assumptions and risks we believe market participants would use in measuring the fair value of the asset or liability, including the risks inherent in the inputs and the valuation techniques. We disclose the lowest level input significant to each category of asset or liability. We use inputs which are as observable as possible and the methods most applicable to the specific situation of each company or valued item.

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

Property and equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (two to five years) using the straight-line method. Leasehold improvements are depreciated over the shorter of estimated useful lives or the lease term. Costs for repairs and maintenance are charged to expense as incurred and expenditures for major improvements are capitalized at cost. Gains or losses on the disposition of assets are reflected in the income statements at the time of disposal.

Restricted investments

As of December 31, 2011, restricted investments were in money market savings accounts and serve as collateral for $786,000 in irrevocable letters of credit. The restricted investments balance includes two letters of credit totaling $436,000 which are outstanding in connection with a lease agreement for our corporate headquarters building in Redmond, WA. The required balance decreases over the term of the lease, which expires in 2013. Also included in the restricted investments balance was a $350,000 letter of credit which was outstanding under the terms of a supplier agreement, and expired in January 2012.

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

Concentration of credit risk and sales to major customers

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents, investment securities available-for-sale and accounts receivable. We typically do not require collateral from our customers. Our investment policy generally directs investment managers to select investments to achieve the following goals: preservation of principal, adequate liquidity and return. As of December 31, 2011, our cash and cash equivalents and investments securities portfolio are comprised of short-term highly rated money market savings accounts and equity investments.

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

Concentration of Sales to Major Customers

During 2011, two commercial customers accounted for 20% of our total revenue and three commercial customers accounted for 53% of our accounts receivable balance at December 31, 2011. During 2010, one commercial customer accounted for approximately 26% of total revenue and the same customer accounted for 62% of the accounts receivable balance at December 31, 2010. During 2009, the U.S. government accounted for approximately 43% of total revenue, with two government customers accounting for 24% and 17%, respectively, of total revenue. The U.S. government accounted for approximately 37% of the accounts receivable balance at December 31, 2009.

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

As of December 31, 2011, 2010, and 2009, we excluded the following convertible securities from diluted net loss per share as the effect of including them would have been anti-dilutive. The shares shown represent the number of shares of common stock which would be issued upon conversion in the respective years.

	December 31,
	2011	2010	2009
Publicly traded warrants	753,000	753,000	753,000
Options and private warrants	2,498,000	1,381,000	1,586,000
Nonvested equity shares	132,000	57,000	50,000
	3,383,000	2,191,000	2,389,000

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

We use the straight-line attribution method to allocate the fair value of share-based compensation awards over the requisite service period for each award. The following table shows the amount of share-based employee compensation expense included in the statements of operations for each period shown:

	Year Ended December 31,
	2011	2010	2009
Cost of contract revenue	$143,000	$29,000	$101,000
Cost of product revenue	136,000	42,000	18,000
Research and development expense	1,329,000	1,343,000	1,213,000
Sales, marketing, general and administrative expense	1,648,000	1,994,000	1,956,000
	$3,256,000	$3,408,000	$3,288,000

New accounting pronouncements

In May 2011, the FASB issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on our financial statements.

In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The standard is effective for fiscal years, and interim periods within these years, beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on our financial statements.

3. Long-term contracts

Cost and estimated earnings in excess of billings on uncompleted contracts comprises amounts of revenue recognized on contracts that we have not yet billed to customers because the amounts were not contractually billable at December 31, 2011 and 2010. The following table summarizes when we will be contractually able to bill the balance as of December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010
Billable within 30 days	$63,000	$130,000
Billable between 31 and 90 days	-	-
Billable after 90 days	7,000	7,000
	$70,000	$137,000

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

The following table summarizes the costs incurred on our revenue contracts:

	December 31,
	2011	2010
Costs and estimated earnings incurred on uncompleted contracts	$1,822,000	$3,266,000
Billings on uncompleted contracts	(1,908,000)	(3,210,000)
	$(86,000)	$56,000

Included in accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted
contracts	$70,000	$137,000
Billings in excess of costs and estimated earnings on uncompleted
contracts	(156,000)	(81,000)
	$(86,000)	$56,000

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

Level 2 - Observable inputs such as quoted prices for similar assets or liabilities in markets that are not sufficiently active to qualify as Level 1 or, other inputs that are observable by market data.

Level 3 - Unobservable inputs for which there is little or no market data, which requires us to develop our own assumptions, which are significant to the measurement of the fair values.

As of December 31, 2011, our cash and cash equivalents and investments available-for-sale securities portfolio are comprised of short-term highly rated money market savings accounts and an equity investment with a quoted price in an active market. Prior to December 31, 2010, our investment securities were comprised of debt securities and equity investments. Generally, they were issued by the U.S. government, its agencies, corporations, and student loan financial aid organizations. Accounting for these investments is discussed in Note 2.

Prior to December 2010, we held student loan auction-rate securities (SLARS), fair valued at $2.7 million. During 2010, we redeemed a total of $200,000 of our SLARS at par value through a voluntary lottery redemption program and sold our remaining SLARS for proceeds of approximately $2.4 million.

The valuation inputs hierarchy classification for assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2011 and 2010. These tables do not include cash held in our money market savings accounts.

As of December 31, 2011:	Level 1	Level 2	Level 3	Total
Assets
Corporate equity securities	$-	$8,000	$-	$8,000
	$-	$8,000	$-	$8,000

As of December 31, 2010:	Level 1	Level 2	Level 3	Total
Assets
Corporate equity securities	$-	$13,000	$-	$13,000
	$-	$13,000	$-	$13,000

The corporate equity securities are classified within Level 2 of the fair value hierarchy because they are valued using inputs and common methods with sufficient levels of transparency and observability. Because these securities are traded on the OTC market with lower average trading volumes we have deemed them not sufficiently active to qualify as Level 1.

Our investments are summarized below as of December 31, 2011 and December 31, 2010.

					Classification on Balance Sheet
						Investment
	Cost/	Gross	Gross			Securities,
	Amortized	Unrealized	Unrealized	Estimated	Cash	Available-
	Cost	Gains	Losses	Fair Value	Equivalents	For-Sale
As of December 31, 2011:
Assets
Corporate equity securities	$43,000	$-	$(35,000)	$8,000	$-	$8,000
	$43,000	$-	$(35,000)	$8,000	$-	$8,000

					Classification on Balance Sheet
						Investment
	Cost/	Gross	Gross			Securities,
	Amortized	Unrealized	Unrealized	Estimated	Cash	Available-
	Cost	Gains	Losses	Fair Value	Equivalents	For-Sale
As of December 31, 2010:
Assets
Corporate equity securities	$43,000	$-	$(30,000)	$13,000	$-	$13,000
	$43,000	$-	$(30,000)	$13,000	$-	$13,000

As of December 31, 2011, the unrealized losses on our investments in equity securities were due primarily to declines in the pricing of these securities.

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

The maturities of the investment securities available-for-sale as of December 31, 2011 are shown below:

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Maturity date:
Less than one year	$43,000	$-	$(35,000)	$8,000
Due in 1-3 years	-			-
	$43,000			$8,000

5. Inventory

Inventory consists of the following:

	December 31,
	2011	2010
Raw materials	$2,741,000	$3,924,000
Finished goods	1,513,000	2,151,000
	$4,254,000	$6,075,000

The inventory at December 31, 2011 and December 31, 2010 consisted of raw materials primarily for our accessory pico projectors and PicoP display engine, and finished goods primarily composed of our accessory pico projectors. Inventory is stated at the lower of cost or market, with cost determined on a net realizable value basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, we reduce the value of our inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through the normal course of business during the next twelve months. In 2011, 2010, and 2009, we recorded inventory write-downs of $1.6 million, $9.6 million, and $1.3 million, respectively.

6. Accrued liabilities

Accrued liabilities consist of the following:

	December 31,
	2011	2010
Bonuses	$1,214,000	$649,000
Payroll and payroll taxes	590,000	629,000
Compensated absences	508,000	647,000
Deferred rent credit	261,000	373,000
Warranty	490,000	227,000
Adverse purchase commitments	134,000	341,000
Accelerated rent expense	402,000	-
Professional fees	415,000	391,000
Purchased patents	330,000	220,000
Other	769,000	658,000
	$5,113,000	$4,135,000

7. Property and equipment, net

Property and equipment consists of the following:

	December 31,
	2011	2010
Production equipment	$5,144,000	$4,749,000
Leasehold improvements	3,344,000	3,317,000
Computer hardware and software/lab equipment	8,917,000	8,802,000
Office furniture and equipment	1,485,000	1,591,000
	18,890,000	18,459,000
Less: Accumulated depreciation	(16,543,000)	(14,290,000)
	$2,347,000	$4,169,000

Depreciation expense was $2.4 million, $1.7 million, and $1.1 million, in 2011, 2010, and 2009, respectively.

8. Intangible assets

Our intangible assets consist entirely of technology-based purchased patents. The patents are amortized using the straight-line method over their estimated period of benefit, ranging from one to 17 years. The gross value of our intangible assets was $2.3 million, $2.3 million, and $58,000 as of December 31, 2011, 2010, and 2009, respectively. Amortization expense was $184,000, $32,000, and $2,000 in 2011, 2010, and 2009, respectively. We estimate that we have no significant residual value related to our intangible assets and no material impairments of intangible assets were identified during any of the periods presented.

In October 2010, we entered into an agreement to purchase a patent portfolio containing 195 patents and patents pending from Motorola, Inc. to complement our current portfolio of pico projection and display patents. Under terms of the agreement we issued approximately 104,000 shares of MicroVision common stock in October 2010, made a cash payment of $220,000 in June 2011 and are obligated to make a final cash payments of $330,000 in June 2012.

The following table outlines the estimated future amortization expense related to intangible assets held at December 31, 2011:

Year ended December 31,	Amount
2012	$184,000
2013	184,000
2014	184,000
2015	184,000
2016 and thereafter	1,312,000
Total	$2,048,000

9. Committed equity financing facility

In August 2010, we entered into a committed equity financing facility (CEFF) with Azimuth Opportunity, Ltd., ("Azimuth"), under which we may sell to Azimuth up to the lesser of $60.0 million or 2,221,488 of our shares of common stock over a 24-month term, which began on September 9, 2010. During 2011, we completed two draws from this facility and raised a total of $5.6 million in gross proceeds from the sale of approximately 557,000 shares of our common stock. In consideration for Azimuth's execution and delivery of the purchase agreement, we paid Azimuth $150,000 in cash and 8,047 shares of our common stock. In July 2011, we cancelled this facility.

In May 2011, we entered into a CEFF with Azimuth, under which we may sell to Azimuth up to the lesser of $40.0 million or 2,627,304 of our shares of common stock over a 24-month term, which began on July 8, 2011. In August 2011, we raised $1.5 million before placement agent and other issuance costs from the sale of approximately 203,000 shares of our common stock. In November 2011, we cancelled this facility.

In September 2011, we entered into a CEFF with Azimuth, under which we may sell to Azimuth up to the lesser of $35.0 million or 2,753,842 of our shares of common stock over a 24-month term, which began on September 13, 2011. In September 2011, we raised $5.0 million before placement agent and other issuance costs from the sale of approximately 955,000 shares of our common stock. In November 2011, we cancelled this facility.

Reedland Capital Partners acted as placement agent under each of these CEFFs and received a fee for its services equal to 1% of the aggregate dollar amount of common stock purchased by Azimuth upon settlement of any draw under the facilities.

10. Common stock

In November 2011, we raised approximately $10.5 million, before issuance costs of approximately $925,000, through an underwritten public offering of 2.2 million shares of common stock and warrants to purchase 1.3 million shares of our common stock. Details of the warrants are described below in Note 11.

During 2011, we also raised approximately $12.1 million, before issuance costs of $635,000, through the sale of approximately 1.7 million shares of our common stock under our 2010 and 2011 committed equity financing facilities.

During 2010, we raised approximately $22.4 million, before issuance costs of $768,000, through the sale of approximately 1.6 million shares of our common stock under our 2010 committed equity financing facility.

In November and December 2009, we raised an aggregate of $33.1 million, before issuance costs of $2.3 million, through underwritten public offerings of 1.4 million shares of our common stock.

In June 2009, we raised approximately $15.0 million, before issuance costs of approximately $218,000, from the sale of 1.0 million shares of common stock and warrants to purchase approximately 252,000 shares of our common stock to Max Display Enterprises Limited, a subsidiary of Walsin Lihwa. Walsin Lihwa is the parent company of Touch Micro-system Technology Corp. (TMT). We have worked for a number of years with both Walsin Lihwa and TMT, as manufacturers of our Micro-Electrical Mechanical systems (MEMS) chips. Based on filings by Max Display Enterprises Limited with the Securities Exchange Commission, as of December 31, 2011, Max Display Enterprises Limited beneficially owned 7.3% of our common stock, as determined in accordance with the rules of the Securities Exchange Commission.

11. Warrants

In November 2011, we raised approximately $10.5 million, before issuance costs of approximately $925,000, through an underwritten public offering of 2.2 million shares of common stock and warrants to purchase 1.3 million shares of our common stock. The warrants have an exercise price of $6.24 per share, a five year term, and are exercisable on the date of issuance.

In June 2009, we raised approximately $15.0 million, before issuance costs of approximately $218,000, from the sale of 1.0 million shares of common stock and warrants to purchase approximately 252,000 shares of our common stock to Max Display Enterprises Limited, a subsidiary of Walsin Lihwa. The warrants have an exercise price of $17.48 per share, a three year term, and are exercisable on the date of issuance. We can call the warrants if the average closing bid price of our stock is over $69.92 for any 20 consecutive trading days.

The following summarizes activity with respect to MicroVision common stock warrants during the three years ended December 31, 2011:

	Warrants to	Weighted
	purchase	average
	common	excercise
	shares	price
Outstanding at December 31, 2008	1,189,000	$34.56
Granted:
Exercise price greater than intrinsic value	252,000	17.52
Exercised	(142,000)	27.68
Canceled/expired	-
Outstanding at December 31, 2009	1,299,000	31.68
Granted:
Exercise price greater than intrinsic value	-	-
Exercised	-	-
Canceled/expired	(257,000)	55.20
Outstanding at December 31, 2010	1,042,000	25.84
Granted:
Exercise price greater than intrinsic value	1,278,000	6.24
Exercised	-	-
Canceled/expired	(33,000)	22.08
Outstanding at December 31, 2011	2,287,000	$14.96

Exercisable at December 31, 2011	2,287,000	$14.96

The following table summarizes information about the weighted-average fair value of MicroVision common stock warrants granted for the periods shown:

	Year Ended December 31,
	2011	2010	2009
Exercise price greater than fair value	$2.06	$-	$-
Exercise price equal to fair value	-	-	-
Exercise price less than fair value	-	-	10.16

There were no warrants issued during 2010. We estimated the fair value of our common stock warrants on the respective grant dates using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2011 and 2009, respectively: dividend yield of zero percent for both years; expected volatility of 83% and 75%; risk-free interest rates of 1.0% and 1.5% and expected lives of 5 and 3 years, respectively.

The following table summarizes information about our common stock warrants outstanding and exercisable at December 31, 2011:

	Warrants outstanding			Warrants exercisable
		Weighted
	Number	average	Weighted	Number	Weighted
	outstanding at	remaining	average	excercisable at	average
	December 31,	contractual	excercise	December 31,	excercise
Range of exercise prices	2011	life (years)	price	2011	price

$6.24	1,278,000	4.88	$6.24	1,278,000	$6.24
$17.48	253,000	0.47	17.48	253,000	17.48
$27.36	3,000	0.12	27.36	3,000	27.36
$28.80	753,000	1.56	28.80	753,000	28.80
$6.24-$28.80	2,287,000			2,287,000

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

As part of our 2011 plan to conserve cash used in operations, we implemented two share-based compensation programs during the second quarter of 2011 under which we issued shares of our common stock as compensation instead of cash. We have allocated the expense related to these programs to various financial statement lines consistent with the method used for allocating all share-based compensation.

In May 2011, we issued 52,000 shares of our common stock as incentive awards to non-executive employees under the 2006 Incentive Plan. The shares were valued using our closing stock price on the date of grant. We expensed $560,000 of share-based employee compensation for these awards at grant.

In June 2011, we implemented a voluntary program in which certain non-executive senior professional employees could elect to receive a portion of their 2011 salary in stock instead of cash. During 2011, we issued 136,000 shares of our common stock under the 2006 Incentive Plan as payment of salary. The shares were valued using our closing stock price on the date of grant. The total share-based compensation expense for these awards was $998,000, for service completed during 2011.

Description of Incentive Plans

The Company currently has two share-based incentive plans. The 2006 Incentive Plan described below is administered by the Board of Directors, or its designated committee ("Plan Administrator"), and provides for various awards as determined by the Plan Administrator. In June 2008, we determined not to issue additional options from a second share-based incentive plan, the Independent Director Stock Option Plan described below.

The 2006 Incentive Plan has 2.1 million shares authorized, of which 609,000 shares were available for awards as of December 31, 2011. The 2006 Incentive Plan permits granting non-qualified stock options (NSOs), incentive stock options (ISOs), stock appreciation rights, restricted or unrestricted stock, deferred stock, other share-based awards, or cash awards to employees, officers, directors and certain non-employees of the Company. Any award may be a performance-based award. Awards granted under the 2006 Incentive Plan have generally been to employees under non-qualified stock option agreements with the following provisions: exercise prices greater than or equal to the Company's closing stock price on the date of grant; vesting periods ranging from three years to four years; expiration 10 years from the date of grant; and optionees who terminate their service after vesting have a limited time to exercise their options (typically three to twelve months).

The Independent Director Stock Option Plan (IDSOP) has 113,000 shares authorized, of which 88,000 are issued and outstanding as of December 31, 2011. The IDSOP permits granting NSOs to independent directors of the Company. Grants awarded under the IDSOP generally have the following terms: exercise price equal to the Company's closing stock price on the date of grant, expiration 10 years from the date of grant, and vested grants remain exercisable until their expiration dates if a director leaves the Board. In June 2008, the Company shareholders approved an amendment to the 2006 Incentive Plan described above to allow non-employee directors to participate in the plan. The Company does not intend to issue additional options from the IDSOP.

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

The following table summarizes the weighted-average valuation assumptions and weighted-average grant date fair value of options granted during the periods shown below:

	Year Ended December 31,
	2011	2010	2009
Assumptions (weighted average)
Volatility	85%	84%	75%
Expected term (in years)	4.0	4.3	5.1
Risk-free rate	1.3%	2.0%	2.0%
Expected dividends	0.0%	0.0%	0.0%
Pre-vest forfeiture rate	7.5%	5.0%	5.0%
Grant date fair value of options granted	$6.10	$16.19	$9.62

Options Activity and Positions

The following table summarizes activity and positions with respect to options for the year ended December 31, 2011:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(years)	Value
Outstanding as of December 31, 2008	875,000	$31.84	7.2	$63,000
Granted	249,000	15.76
Exercised	(42,000)	20.64
Forfeited or expired	(43,000)	24.08
Outstanding as of December 31, 2009	1,039,000	28.72	7.0	4,823,000
Granted	220,000	25.68
Exercised	(30,000)	15.92
Forfeited or expired	(137,000)	38.64
Outstanding as of December 31, 2010	1,092,000	27.20	5.9	96,309
Granted	121,000	10.00
Exercised	(5,000)	15.12
Forfeited or expired	(244,000)	31.60
Outstanding as of December 31, 2011	964,000	$24.00	5.8	$-

Vested and expected to vest as of December 31, 2011	946,000	$24.16	5.7	$-

Exercisable as of December 31, 2011	716,000	$26.72	5.0	$-

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 were $12,000, $185,000, and $455,000, respectively.

The total grant date fair value of options vested during the years ended December 31, 2011, 2010, and 2009, was $4.1 million, $4.1 million, and $1.6 million, respectively. As of December 31, 2011, our unamortized share-based compensation was $2.0 million which we plan to amortize over the next 2.1 years.

In March 2011, we issued 85,000 nonvested equity shares of the Company's common stock to executive employees. These shares vest conditionally upon completion of certain service and performance objectives by June 30, 2014. The nonvested equity shares were valued at fair value on the date of grant and the share-based compensation expense will be amortized over the service period.

In April 2010, we issued 11,000 nonvested equity shares of the Company's common stock to executive employees under the 2006 Incentive Plan.

In April 2009, we issued 36,000 nonvested equity shares of the Company's common stock to executive employees under the 2006 Incentive Plan. Included was a grant of 21,000 shares to one executive which vests conditionally upon completion of certain service and performance objectives the later of three years from the date of grant or the first day thereafter that the executive is not in a closed window, and 2,000 shares to the same executive in lieu of a cash salary increase which vested in four equal installments through December 31, 2009. The remaining shares vest over a three year period from the date of grant. The nonvested equity shares were valued at fair value on the date of grant and the share-based compensation expense will be amortized over the service period.

As of December 31, 2011, our unamortized nonvested equity share-based compensation was $655,000 which we plan to amortize over the next 1.9 years.

13. Receivables from related parties

Our revenue for the year ended December 31, 2011 includes $409,000 from a sale of PicoP engines to Walsin Lihwa Corporation which integrated the engines into its product sold in China during 2011, compared to revenue of $39,000 for the year ended December 31, 2010 from the sale of evaluation kits to this customer. Our accounts receivable balance at December 31, 2011 included $159,000 remaining due from this customer, compared to $30,000 at December 31, 2010. Based on filings with the SEC as of December 31, 2011, Walsin Lihwa beneficially owns approximately 7.3% of our common stock as determined in accordance with SEC rules, through its wholly owned subsidiary Max Display Enterprises Limited.

14. Commitments and contingencies

Litigation

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

Future minimum rental commitments under capital and operating leases for years ending December 31 are as follows:

	Capital	Operating
	leases	leases
2012	$62,000	$938,000
2013	62,000	564,000
2014	21,000	-
2015	-	-
2016	-	-
Thereafter	-	-
Total minimum lease payments	145,000	$1,502,000

Less: Amount representing interest	(34,000)
Present value of capital lease obligations	111,000
Less: Current portion	(39,000)
Long-term obligation at December 31, 2011	$72,000

The capital leases are collateralized by the related assets financed and by security deposits held by the lessors under the lease agreements. The cost and accumulated depreciation of equipment under capital leases was $987,000 and $942,000, respectively, at December 31, 2011 and $1,106,000 and $1,043,000, respectively, at December 31, 2010.

Net rent expense was $1,156,000, $860,000, and $862,000 for 2011, 2010, and 2009, respectively.

Long-term debt

During 2006, we entered into a loan agreement with the lessor of our corporate headquarters in Redmond to finance $536,000 in tenant improvements. The loan carries a fixed interest rate of 9% per annum, is repayable over the initial term of the lease, which expires in 2013, and is secured by a letter of credit. The balance of the loan was $160,000 at December 31, 2011.

Adverse purchase commitments

We have periodically entered into noncancelable purchase contracts in order to ensure the availability of materials to support production of our PicoP based products and bar code scanners. We periodically assess the need to provide for impairment on these purchase contracts and records a loss on purchase commitments when required. During 2011, no losses on purchase commitments were recorded. During 2010, we recorded a loss of $220,000 to cost of product revenue as a result of commitments to purchase materials for the SHOWWX that were in excess of our estimated future proceeds from sale of the SHOWWX. In December 2009, we recorded a loss of $55,000 to cost of product revenue as a result of commitments to purchase materials for the ROV scanner that were in excess of its estimated future proceeds from the sale of the ROV scanners.

15. Income taxes

A provision for income taxes has not been recorded for 2011, 2010, and 2009 due to the valuation allowances placed against the net operating losses and deferred tax assets arising during such periods. A valuation allowance has been recorded for all deferred tax assets. Based on our history of losses since inception, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets.

At December 31, 2011, we have net operating loss carry-forwards of approximately $283.2 million, for federal income tax reporting purposes. In addition, we have research and development tax credits of $5.8 million. The net operating loss carry-forwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2017 to 2031 if not previously utilized. In 2011, $2.1 million in net operating loss carry-forwards expired. The research and development tax credits and the remaining net operating losses are scheduled to expire between 2017 and 2031. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our stockholders during any three-year period would result in limitations on our ability to utilize our net operating loss carry-forwards. We have determined that such a change occurred during 1996 and the annual utilization of loss carry-forwards generated through the period of that change will be limited to approximately $1.6 million.

Deferred tax assets are summarized as follows:

	December 31,
	2011	2010
Deferred tax assets, current
Reserves	$4,395,000	$4,281,000
Other	806,000	853,000
Total gross deferred tax assets, current	5,201,000	5,134,000

Deferred tax assets, noncurrent
Net operating loss carryforwards	97,156,000	88,425,000
R&D credit carryforwards	5,754,000	5,428,000
Depreciation/amortization deferred	26,510,000	24,956,000
Other	6,958,000	5,815,000
Total gross deferred tax assets, noncurrent	136,378,000	124,624,000

Deferred tax liabilities, noncurrent
Convertible debt	-	-
Total gross deferred tax liabilities, noncurrent	-	-
Net deferred taxes before valuation allowance	141,579,000	129,758,000
Less: Valuation allowance	(141,579,000)	(129,758,000)
Deferred tax assets	$-	$-

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

We did not have any unrecognized tax benefits at December 31, 2011 and at December 31, 2010.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2011, 2010, and 2009, we recognized no interest or penalties.

We file income tax returns in the U.S. federal jurisdiction and various states. The tax years 2008-2010 generally remain open to examination by major taxing jurisdictions in the United States to which we are subject.

16. Retirement savings plan

We have a retirement savings plan that qualifies under Internal Revenue Code Section 401(k). The plan covers all qualified employees. Contributions to the plan by the Company are made at the discretion of the Board of Directors.

Under the plan, we match 50% of employee contributions to the plan up to 6% of the employee's per pay period compensation. During 2011, 2010, and 2009 we contributed $242,000, $349,000, and $369,000, respectively, to the plan under the matching program.

17. Subsequent event

A 1:8 reverse stock split of MicroVision's common stock became effective on February 17, 2012 and reduced the number of shares of our common stock issued and outstanding from approximately 136.1 million to approximately 17.0 million. We amended our Certificate of Incorporation on February 17, 2012 in order to effect the reverse stock split, and on a post-split basis, reduce the number of authorized shares of our common stock from 200,000,000 to 100,000,000 and maintain 25,000,000 authorized shares of our preferred stock. The effects of the reverse stock split have been reflected in the financial statements and the footnotes.

18. Quarterly financial information (Unaudited)

The following table presents our unaudited quarterly financial information for the years ending December 31, 2011 and 2010:

	Year Ended December 31, 2011
	December 31,	September 30,	June 30,	March 31,
Revenue	$1,504,000	$1,839,000	$1,155,000	$1,119,000
Gross margin (loss)	(2,922,000)	(881,000)	(2,225,000)	(1,420,000)
Net loss	(9,806,000)	(7,790,000)	(9,175,000)	(9,037,000)
Net loss per share basic and diluted	(0.62)	(0.57)	(0.69)	(0.70)

	Year Ended December 31, 2010
	December 31,	September 30,	June 30,	March 31,
Revenue	$683,000	$1,301,000	$2,088,000	$668,000
Gross margin (loss)	(6,782,000)	(2,811,000)	(1,270,000)	(619,000)
Net loss	(15,420,000)	(11,850,000)	(11,073,000)	(9,117,000)
Net loss per share basic and diluted	(1.27)	(1.06)	(1.00)	(0.82)

MICROVISION, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES SCHEDULE
(in thousands)
		Additions
	Balance at	Charges to	Charges to		Balance at
	beginning of	costs and	other		end of
Description	fiscal period	expenses	accounts	Deductions	fiscal period
Year Ended December 31, 2009
Allowance for receivables from related parties	$1,851	$-	$-	$(1,451)	$400
Tax valuation allowance	99,206	-	14,100	-	113,306

Year Ended December 31, 2010
Allowance for receivables from related parties	400	-	-	-	400
Tax valuation allowance	113,306	-	16,452	-	129,758

Year Ended December 31, 2011
Allowance for receivables from related parties	400	-	-	-	400
Tax valuation allowance	129,758	-	11,821	-	141,579

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants in accounting or financial disclosure matters during the Company's fiscal years ended December 31, 2011 and 2010.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), prior to the filing of this Form 10-K. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

(b) Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report, which is included in Item 8 of this Annual Report on Form 10-K under the heading "Report of Independent Registered Public Accounting Firm."

(c) Changes in internal controls over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2011 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K in Item 4A. The information required by this Item and not provided in Item 4A will appear under the caption "Discussion of Proposals Recommended by the Board" in the Proxy Statement, which section is incorporated in this Item by reference. The Proxy Statement will be filed prior to our 2012 Annual Meeting of Shareholders'.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item will appear under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Director Compensation for 2011" in the Proxy Statement, which sections are incorporated in this Item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information as of December 31, 2011 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table:

Equity Compensation Plan Information
	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available for
	issued upon	price of	further issuance under
	exercise of	outstanding	equity compensation
	outstanding	options, warrants	plans (excluding
	options, warrants	and rights	securities reflected in
	and rights		column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	964,000	$24.00	609,000
Equity compensation plans not approved by shareholders	3,000	27.36	-
Total	967,000	$24.01	609,000

In February 2007, MicroVision issued a warrant to purchase 3,000 shares of common stock to a third party for services. The warrant was immediately exercisable, had an exercise price of $27.36 per share, and expired in February 2012. The shares and exercise price are as adjusted for the reverse stock split discussed in this annual report.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of the report:

Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2011 and 2010

Statements of Operations for the years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2011, 2010 and 2009

Statements of Comprehensive Loss for the years ended December 31, 2011, 2010, and 2009

Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009

Notes to Consolidated Financial Statements

Valuation and Qualified Accounts and Reserves for the years ended December 31, 2011, 2010, and 2009

(b) Exhibits

The following exhibits are referenced or included in this report.

3.1	Amended and Restated Certificate of Incorporation of MicroVision, Inc., as amended (9)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc.(14)
3.3	Bylaws of MicroVision, Inc. (2)
4.1	Form of Specimen Stock Certificate for Common Stock.(2)
4.2

Form of Warrant issued under the Placement Agency Agreement dated as of July 18, 2008 by and between MicroVision, Inc. and FTN Securities Corp., as representative of the several placement agents named therein. (7)

4.3	Registration Rights Agreement, dated as of May 4, 2011, by and between MicroVision, Inc. and Azimuth Opportunities Ltd. (11)
4.4	Warrant Agreement dated November 16, 2011 by and between MicroVision, Inc. and American Stock Transfer and Trust Company, LLC.(13)
10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993.(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and MicroVision, Inc., dated October 28, 1993.(1)+
10.3	Exclusive License Agreement between The University of Washington and MicroVision, Inc., dated October 28, 1993.(1)+
10.4	Exclusive License Agreement between the University of Washington and MicroVision, Inc. dated March 3, 1994.(4)
10.5	MicroVision, Inc. 2006 Incentive Plan, as amended. (6)*
10.6	Independent Director Stock Option Plan, as amended.(3)*
10.7	Employment Agreement between MicroVision, Inc. and Alexander Y. Tokman dated April 7, 2009.(10)
10.8	Lease Agreement between CarrAmerica Reality Operating Partnership, L.P. and MicroVision, Inc., dated July 15, 2005.(5)
10.9	Registration Rights Agreement dated June 22, 2009 by and between the Company and Max Display Enterprises Limited(9)
10.10	Warrant No. 120 to Purchase Common Stock of MicroVision, Inc. issued June 22, 2009 to Max Display Enterprises Limited(9)
10.11	Common Stock Purchase Agreement, dated as of May 4, 2011, by and between MicroVision, Inc. and Azimuth Opportunities Ltd. (11)

10.12	Engagement Letter, dated as of May 4, 2011, by and between MicroVision, Inc. and Reedland Capital Partners.(11)
10.13	Common Stock Purchase Agreement, dated as of September 13, 2011, by and between MicroVision, Inc. and Azimuth Opportunities Ltd. (12)
10.14	Engagement Letter, dated as of September 13, 2011, by and between MicroVision, Inc. and Reedland Capital Partners.(12)
10.15	Change of Control Severance Plan.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Principal Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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
(7) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 18, 2008.
(8) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2009
(9) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2009
(10) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 2009
(11) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 6, 2011.
(12) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 13, 2011.
(13) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 15, 2011.
(14) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 17, 2012.

+	Subject to confidential treatment.
*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.
**

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

MICROVISION, INC.
Date: March 8, 2012	By	Alexander Tokman Alexander Tokman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 8, 2012.

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

3.1	Amended and Restated Certificate of Incorporation of MicroVision, Inc., as amended (9)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc.(14)
3.3	Bylaws of MicroVision, Inc. (2)
4.1	Form of Specimen Stock Certificate for Common Stock.(2)
4.2

Form of Warrant issued under the Placement Agency Agreement dated as of July 18, 2008 by and between MicroVision, Inc. and FTN Securities Corp., as representative of the several placement agents named therein. (7)

4.3	Registration Rights Agreement, dated as of May 4, 2011, by and between MicroVision, Inc. and Azimuth Opportunities Ltd. (11)
4.4	Warrant Agreement dated November 16, 2011 by and between MicroVision, Inc. and American Stock Transfer and Trust Company, LLC.(13)
10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993.(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and MicroVision, Inc., dated October 28, 1993.(1)+
10.3	Exclusive License Agreement between The University of Washington and MicroVision, Inc., dated October 28, 1993.(1)+
10.4	Exclusive License Agreement between the University of Washington and MicroVision, Inc. dated March 3, 1994.(4)
10.5	MicroVision, Inc. 2006 Incentive Plan, as amended. (6)*
10.6	Independent Director Stock Option Plan, as amended.(3)*
10.7	Employment Agreement between MicroVision, Inc. and Alexander Y. Tokman dated April 7, 2009.(10)
10.8	Lease Agreement between CarrAmerica Reality Operating Partnership, L.P. and MicroVision, Inc., dated July 15, 2005.(5)
10.9	Registration Rights Agreement dated June 22, 2009 by and between the Company and Max Display Enterprises Limited(9)
10.10	Warrant No. 120 to Purchase Common Stock of MicroVision, Inc. issued June 22, 2009 to Max Display Enterprises Limited(9)
10.11	Common Stock Purchase Agreement, dated as of May 4, 2011, by and between MicroVision, Inc. and Azimuth Opportunities Ltd. (11)
10.12	Engagement Letter, dated as of May 4, 2011, by and between MicroVision, Inc. and Reedland Capital Partners.(11)
10.13	Common Stock Purchase Agreement, dated as of September 13, 2011, by and between MicroVision, Inc. and Azimuth Opportunities Ltd. (12)
10.14	Engagement Letter, dated as of September 13, 2011, by and between MicroVision, Inc. and Reedland Capital Partners.(12)
10.15	Change of Control Severance Plan.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Principal Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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
(7) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 18, 2008.
(8) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2009
(9) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2009
(10) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 2009
(11) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 6, 2011.
(12) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 13, 2011.
(13) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 15, 2011.
(14) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 17, 2012.

+	Subject to confidential treatment.
*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.