Form 10-Q
period 2012-03-31
MICROVISION INC
filed 2012-05-10
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

As of May 7, 2012, 17,047,000 shares of the Company's common stock, $0.001 par value, were outstanding.

MicroVision, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$6,808	$13,075
Investment securities, available-for-sale	13	8
Accounts receivable, net of allowances of $318 and $243	389	463
Costs and estimated earnings in excess of billings on uncompleted contracts	63	70
Inventory	1,119	4,254
Other current assets	925	785
Total current assets	9,317	18,655

Property and equipment, net	1,984	2,347
Restricted investments	436	786
Intangible assets	2,002	2,048
Other assets	34	34
Total assets	$13,773	$23,870

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$6,406	$7,341
Accrued liabilities	5,031	5,113
Billings in excess of costs and estimated earnings on uncompleted contracts	602	156
Current portion of capital lease obligations	41	39
Current portion of long-term debt	95	93
Total current liabilities	12,175	12,742
Capital lease obligations, net of current portion	60	72
Long-term debt, net of current portion	42	67
Deferred rent, net of current portion	119	187
Total liabilities	12,396	13,068

Commitments and contingencies

Shareholders' Equity
Preferred stock, par value $.001; 25,000 shares authorized; 0 and
0 shares issued and outstanding	-	-
Common stock, par value $.001; 100,000 shares authorized; 17,027 and
17,019 shares issued and outstanding	17	17
Additional paid-in capital	426,031	425,658
Accumulated other comprehensive loss	(30)	(35)
Accumulated deficit	(424,641)	(414,838)
Total shareholders' equity	1,377	10,802
Total liabilities and shareholders' equity	$13,773	$23,870

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Product revenue	$1,529	$886
Contract revenue	201	233
Total revenue	1,730	1,119

Cost of product revenue	4,175	2,240
Cost of contract revenue	155	299
Total cost of revenue	4,330	2,539

Gross margin	(2,600)	(1,420)

Research and development expense	3,940	4,327
Sales, marketing, general and administrative expense	3,288	3,299
Gain on disposal of fixed assets	-	(7)
Total operating expenses	7,228	7,619
Loss from operations	(9,828)	(9,039)
Interest income	10	15
Interest expense	(9)	(13)
Other income	24	-
Net loss	$(9,803)	$(9,037)

Net loss per share - basic and diluted	$(0.58)	$(0.70)

Weighted-average shares outstanding - basic and diluted	17,027	12,837

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net loss	$(9,803)	$(9,037)

Other comprehensive gain (loss):
Unrealized gain (loss) on investment securities,
available-for-sale	5	(1)
Comprehensive loss	$(9,798)	$(9,038)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(9,803)	$(9,037)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	613	518
Amortization of intangible assets	46	47
Gain on disposal of property and equipment	-	(7)
Non-cash stock-based compensation expense	373	401
Inventory write-downs	1,094	461
Non-cash deferred rent	(44)	(69)
Change in:
Accounts receivable, net	74	236
Costs and estimated earnings in excess of billings on uncompleted contracts	7	14
Inventory	2,041	191
Other current assets	(140)	87
Other assets	-	(12)
Accounts payable	(792)	(985)
Accrued liabilities	(106)	142
Billings in excess of costs and estimated earnings on uncompleted contracts	446	(34)
Other long-term liabilities	-	(94)
Net cash used in operating activities	(6,191)	(8,141)

Cash flows from investing activities
Decrease in restricted investment	350	170
Proceeds on sale of property and equipment	-	7
Purchases of property and equipment	(393)	(64)
Net cash provided by (used in) investing activities	(43)	113

Cash flows from financing activities
Principal payments under capital leases	(10)	(12)
Principal payments under long-term debt	(23)	(20)
Net proceeds from issuance of common stock and warrants	-	3,116
Net cash provided by (used in) financing activities	(33)	3,084
Net decrease in cash and cash equivalents	(6,267)	(4,944)
Cash and cash equivalents at beginning of period	13,075	19,413
Cash and cash equivalents at end of period	$6,808	$14,469

Supplemental disclosure of cash flow information
Cash paid for interest	$9	$13

Supplemental schedule of non-cash investing and financing activities
Other non-cash additions to property and equipment	$86	$229

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

1. MANAGEMENT'S STATEMENT AND PRINCIPLES OF CONSOLIDATION

Management's Statement

The Consolidated Balance Sheet as of March 31, 2012, the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2012 and 2011, and Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 have been prepared by MicroVision, Inc. ("we" or "us") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at March 31, 2012 and the results of operations, comprehensive loss and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the "SEC"). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues and product sales. At March 31, 2012, we had $6.8 million in cash, cash equivalents and investment securities available-for-sale and a working capital deficit of $2.9 million. In May 2012, we signed a definitive agreement with private investors to raise approximately $5.0 million from the sale of our common stock and warrants to purchase our common stock. The investment is subject to customary closing conditions and is expected to be completed by May 29, 2012. See Note 10 for more information.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through June 2012. With the additional $5.0 million we expect to raise in May 2012, we anticipate that we would have sufficient cash and cash equivalents to fund our operations through October 2012. We will require additional cash to fund our operating plan past that time. We are introducing new technology into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. If the level of sales anticipated by our financial plan is not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We plan to obtain additional cash through the issuance of equity or debt securities and through the monetization of select patents that we believe are not core to our business. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially to extend our funds as we pursue other financing opportunities and business relationships. This limitation of operations would include significant reductions in staff and operating costs.

We have received a report from our independent public accounting firm regarding the consolidated financial statements for the year ended December 31, 2011 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis.

A one-for-eight reverse stock split of MicroVision's common stock became effective on February 17, 2012. All of the share and per share amounts discussed and shown in the consolidated financial statements and notes have been adjusted to reflect the effect of this reverse split.

Principles of Consolidation

Our consolidated financial statements include the accounts of MicroVision, Inc. and MicroVision Innovations Singapore Pte. Ltd. ("MicroVision Singapore"), a wholly owned foreign subsidiary. MicroVision Singapore was incorporated in April 2011 and is engaged in operational support functions for MicroVision, Inc. There were no material intercompany accounts and transactions during the three months ended March 31, 2012.

2. NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities outstanding. Potentially dilutive common stock equivalents primarily consist of warrants, employee stock options and nonvested equity shares. Diluted net loss per share for the three months ended March 31, 2012 and 2011 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including options, warrants and nonvested equity shares is anti-dilutive. The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended
	March 31,
	2012	2011
Numerator:
Net loss available for common shareholders - basic and diluted	$(9,803)	$(9,037)

Denominator:
Weighted-average common shares outstanding - basic and diluted	17,027	12,837

Net loss per share - basic and diluted	$(0.58)	$(0.70)

On March 31, 2012 and 2011, we excluded the following convertible securities from diluted net loss per share, as the effect of including them would have been anti-dilutive: publicly traded warrants exercisable for 753,000 and 753,000 shares of common stock, respectively, options and private warrants exercisable into a total of 2,471,000 and 1,334,000 shares of common stock, respectively, and 127,000 and 122,000 shares of nonvested equity shares, respectively.

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

The valuation inputs hierarchy classification for our assets measured at fair value on a recurring basis are summarized below as of March 31, 2012 and December 31, 2011. This table does not include cash held in our money market savings accounts. We did not have any liabilities measured at fair value on a recurring basis as of March 31, 2012 or December 31, 2011.

As of March 31, 2012:	Level 1	Level 2	Level 3	Total
Assets
Corporate equity securities	-	$13,000	-	$13,000
	$-	$13,000	$-	$13,000

As December 31, 2011:	Level 1	Level 2	Level 3	Total
Assets
Corporate equity securities	-	$8,000	-	$8,000
	$-	$8,000	$-	$8,000

4. INVENTORY

Inventory consists of the following:

	March 31,	December 31,
	2012	2011
Raw materials	$128,000	$2,741,000
Finished goods	991,000	1,513,000
	$1,119,000	$4,254,000

The inventory at March 31, 2012 and December 31, 2011 consisted of raw materials primarily for our accessory pico projectors and PicoP display engine, and finished goods primarily composed of our accessory pico projectors. Inventory for the three months ended March 31, 2012 also included net write downs of $1.1 million to adjust our inventory value to reflect our lowered sales forecast of pico projectors resulting from our decision to reduce marketing activities for our first-generation PicoP technology products as availability of our next-generation PicoP technology approaches. Inventory is stated at the lower of cost or market, with cost determined on net realizable value basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, we reduce the value of our inventory to our estimated scrap value when management determines that it is not probable that the inventory will be consumed through normal production during the next twelve months.

5. SHARE-BASED COMPENSATION

We use the straight-line attribution method to allocate the fair value of share-based compensation awards over the requisite service period for each award. The following table shows the amount of stock-based employee compensation expense included in the consolidated statements of operations:

	Three Months Ended
	March 31,
	2012	2011
Cost of contract revenue	$6,000	$10,000
Cost of product revenue	20,000	10,000
Research and development expense	137,000	174,000
Sales, marketing, general and administrative expense	215,000	192,000
Total share-based employee compensation expense	$378,000	$386,000

Options Activity and Positions

The following table summarizes shares, weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2012:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(years)	Value
Outstanding as of March 31, 2012	940,000	$23.99	5.0	$1,785

Exercisable as of March 31, 2012	739,000	$26.25	4.4	$1,483

As of March 31, 2012, our unamortized share-based employee compensation was $1.7 million which we plan to amortize over the next 2.2 years and our unamortized nonvested equity share-based employee compensation was $557,000 which we plan to amortize over the next 1.7 years.

6. LONG-TERM NOTES

Tenant Improvement Loan Agreement

During 2006, we entered into a loan agreement with the lessor of our corporate headquarters in Redmond, Washington to finance $536,000 in tenant improvements. The loan carries a fixed interest rate of 9% per annum, is repayable over the initial term of the lease, which expires in 2013, and is secured by a letter of credit. The balance of the loan was $137,000 at March 31, 2012.

7. COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Adverse purchase commitments

We have periodically entered into noncancelable purchase contracts in order to ensure the availability of materials to support production of our PicoP based products. We periodically assess the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. As of December 31, 2011 and March 31, 2012 we had approximately $134,000 accrued for adverse purchase commitments related to these purchase contracts.

8. RECEIVABLES FROM RELATED PARTIES

Our accounts receivable balance at December 31, 2011 and March 31, 2012 includes $159,000 from a sale of PicoP engines to Walsin Lihwa Corporation which integrated the engines into its product sold in China during 2011. Based on filings with the SEC as of March 31, 2012, Walsin Lihwa beneficially owns approximately 7.3% of our common stock as determined in accordance with SEC rules, through its wholly owned subsidiary Max Display Enterprises Limited.

9. NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We have adopted this portion of the guidance with no material impact on our financial statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. However, in December 2011 the FASB issued further guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments.

10. SUBSEQUENT EVENTS

In April 2012, we reduced our workforce to align with our ingredient brand business model and expect to record expense of approximately $304,000 related to the severance agreements for these employees in the second quarter of 2012.

In May 2012, we signed a definitive agreement with private investors to raise approximately $5.0 million from the sale of 3.3 million shares of our common stock and warrants to purchase 1.0 million shares of our common stock. The warrants have an exercise price of $2.125, are exercisable six months after the issuance date and have a three year term. The investment is subject to customary closing conditions and is expected to be completed by May 29, 2012.

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

Overview

We are developing high-resolution miniature laser display and imaging engines based upon our proprietary PicoP® display engine technology. Our PicoP technology utilizes our widely patented expertise in two dimensional Micro-Electrical Mechanical Systems (MEMS), lasers, optics and electronics to create a high quality video or still image from a small form factor device with lower power needs than conventional display technologies. Our strategy is to develop and supply PicoP display engines directly or through licensing of our patents and sale of key components to original equipment manufacturers (OEMs) that would embed them into a variety of consumer, automotive, enterprise and industrial products. In markets requiring high volume production of the PicoP display engine components or subsystems that are to be integrated with other components, we plan to provide designs for components, subsystems and systems to OEMs under licensing arrangements.

The primary objective for consumer applications is to provide users of mobile consumer devices such as smartphones, media players, tablet PCs, and other consumer electronic products with a large screen viewing experience produced by a small embedded projector. These potential products would allow users to watch movies and videos, play video games, display images and other data onto a variety surfaces, freeing users from the limitations of a small, palm-sized screen. The current PicoP technology could be modified to be embedded into a pair of glasses to provide the mobile user with a see-through or occluded personal display to view movies, play games or access other content.

The PicoP technology could be embedded into a vehicle or integrated into a portable aftermarket device to create a high-resolution head-up display (HUD) that could project point-by-point navigation, critical operational, safety and other information important to the vehicle operator.

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

We currently market and sell our SHOWWX™ line of accessory pico projectors that use our Pico display engine through a network of global distributors. We continue to enter into a limited number of development agreements with commercial and U.S. government customers to develop advanced prototypes and demonstration units based on our light scanning technologies.

In February 2012, we announced our plan to transition to an "Image by PicoP" ingredient brand business model under which we will pursue commercialization of our PicoP display engine technology by licensing our technology and selling key components to OEMs who would design and build products using the PicoP technology. We expect to make our next-generation HD PicoP display engine technology based on direct green lasers (PicoP Gen2) available to OEMs this year.

Results of Operations

Product revenue.

(in thousands)	2012	2011	$ change	% change
Three months ended March 31	$1,529	$886	$643	72.6

Our product sales generally include acceptance provisions. We recognize product revenue upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. We have entered into agreements with resellers and distributors. Sales made to resellers and distributors are recognized using either the sell-through method or upon expiration of the contractually agreed-upon acceptance period, depending on our ability to reasonably estimate returns. Some of the agreements with resellers and distributors contain price-protection clauses, and revenue is recognized net of these amounts. Provisions are made for warranties at the time revenue is recorded. Warranty expense was not material for any periods presented.

Our quarterly revenue may vary substantially due to the timing of product orders from customers, production constraints and availability of components and raw materials. We plan to continue to sell our existing inventory of SHOWWX products through the second quarter of 2012.

Product revenue was higher during the three months ended March 31, 2012 than the same period in 2011, due to increased sales of our PicoP display engines compared to the prior period. The backlog of product orders at March 31, 2012 was approximately $305,000, compared to $591,000 at March 31, 2011. The product backlog is scheduled for delivery within one year.

Contract revenue.

(in thousands)	2012	2011	$ change	% change
Three months ended March 31	$201	$233	$(32)	(13.7)

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

Contract revenue was lower during the three months ended March 31, 2012 than the same periods in 2011, due to the sale of fewer prototype units and evaluation kits in 2012, compared to the prior year.

Our backlog of development contracts, including orders for prototype units and evaluation kits, at March 31, 2012 was $1.2 million compared to $895,000 at March 31, 2011, all of which is scheduled for completion during the next twelve months.

Cost of product revenue.

		% of		% of
		product		product
(in thousands)	2012	revenue	2011	revenue	$ change	% change
Three months ended March 31	$4,175	273.1	$2,240	252.8	$1,935	86.4

Our costs to produce pico projectors during the three months ended March 31, 2012 were substantially higher than product revenue. Cost of product revenue includes the direct and allocated indirect cost of manufacturing products sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of these products. Indirect costs include labor and other costs associated with operating our manufacturing capabilities and capacity. Our overhead, which includes the costs of procuring, inspecting and storing material, and facility and depreciation costs, is allocated to cost of product revenue based on the proportion of direct material purchased to support production. In the event that we maintain capacity in excess of production requirements, cost of product revenue may also include manufacturing overhead associated with the excess capacity. During the three months ended March 31, 2012 we expensed approximately $244,000 of manufacturing overhead associated with production capacity in excess of production requirements, compared to $340,000 during the three months ended March 31, 2011.

During the three months ended March 31, 2012, cost of product revenue included a net write down of $1.1 million for inventory in stock at the end of the quarter. The write down included adjustments to our inventory value to reflect our lowered sales forecast of pico projectors as a result of our decision to reduce marketing activities for our first-generation PicoP technology products as availability of our next-generation PicoP technology approaches. The increase in cost of product revenue for the three months ended March 31, 2012, compared to the same period in 2011, was primarily a result of increased sales of pico projectors and higher inventory write downs compared to the same period a year ago.

During the three months ended March 31, 2012, we sold inventory which had been previously written down to the lower of cost or market. Accordingly, cost of product revenue for the three months ended March 31, 2012 did not include approximately $1.1 million of previously recognized write downs associated with this inventory.

The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of overhead expense and the volume of direct material purchased. The increase in the cost of product revenue as a percentage of product revenue in 2012, compared to the same period in 2011, was primarily attributed to lower of cost or market adjustments comprising a larger proportion of total cost of product revenue.

Cost of contract revenue.

		% of		% of
		contract		contract
(in thousands)	2012	revenue	2011	revenue	$ change	% change
Three months ended March 31	$155	77.1	$299	128.3	$(144)	(48.2)

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

Cost of contract revenue for the three months ended March 31, 2011 included a provision for estimated losses on uncompleted contracts of $85,000. The losses resulted from excess material cost associated with minimum order quantities for materials required to complete the statement of work.

Cost of contract revenue was lower during the three months ended March 31, 2012 than the same period in 2011 as a result of lower contract activity and no provision for estimated losses compared to the prior period. The cost of contract revenue as a percentage of contract revenue was lower in the three months ended March 31, 2012, than in the comparable periods in 2012 primarily as a result of the provision for estimated losses recognized in the prior period.

The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract cost mix and the levels of direct and indirect costs incurred.

Research and development expense.

(in thousands)	2012	2011	$ change	% change
Three months ended March 31	$3,940	$4,327	$(387)	(8.9)

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

The decrease in research and development expense during the three months ended March 31, 2012, compared to the same period in 2011, is primarily attributable to decreased payroll costs associated with reductions in staffing levels compared to the prior year.

We believe that under the ingredient brand business model we will lower our research and development spending substantially in the future. We expect that continuing research and development expense will be required to advance the PicoP technology and support our customers to integrate our technology into their products under the ingredient brand business model.

Sales, marketing, general and administrative expense.

(in thousands)	2012	2011	$ change	% change
Three months ended March 31	$3,288	$3,299	$(11)	(0.3)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses. We believe that under the ingredient brand business model we will lower our sales, marketing, general and administrative spending in the future.

Interest income.

(in thousands)	2012	2011	$ change	% change
Three months ended March 31	$10	$15	$(5)	(33.3)

The decrease in interest income for the three ended March 31, 2012 compared to the same period in 2011 resulted primarily from lower average cash, investment securities balances, and interest rates.

Interest expense.

(in thousands)	2012	2011	$ change	% change
Three months ended March 31	$9	$13	$(4)	(30.8)

The decrease in interest expense for the three months ended March 31, 2012 compared to the same period in 2011 resulted primarily from lower average balances on our capital leases and our outstanding loan for leasehold improvements.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of equity and debt securities and, to a lesser extent, from development contract revenues and product sales. At March 31, 2012, we had $6.8 million in cash, cash equivalents and investment securities, available-for-sale and a working capital deficit of $2.9 million. In May 2012, we signed a definitive agreement with private investors to raise approximately $5.0 million from the sale of our common stock and warrants to purchase our common stock. The investment is subject to customary closing conditions and is expected to be completed by May 29, 2012. See Item 5 of this report for more information.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through June 2012. With the additional $5.0 million we expect to raise in May 2012, we anticipate that we would have sufficient cash and cash equivalents to fund our operations through October 2012. We will require additional cash to fund our operating plan past that time. We are introducing new technology into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. If the level of sales anticipated by our financial plan is not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We plan to obtain additional cash through the issuance of equity or debt securities and through the monetization of select patents that we believe are not core to our business. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially to extend our funds as we pursue other financing opportunities and business relationships. This limitation of operations would include significant reductions in staff and operating costs.

We received a report from our independent public accounting firm regarding the consolidated financial statements for the year ended December 31, 2011 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis.

In April 2012, we implemented measures designed to significantly reduce our cash used in operations in the second half of 2012 compared to the levels expected for the first half of 2012 to align with our ingredient brand business model.

Cash used in operating activities totaled $6.2 million during the three months ended March 31, 2012, compared to $8.1 million during the same period in 2011. During the three months ended March 31, 2012, the decrease in net cash used in operating activities was primarily driven by lower inventory purchases for commercialization of PicoP-based products.

Net cash used in investing activities totaled $43,000 for the three months ended March 31, 2012 compared to net cash provided by investing activities of $113,000 during the three months ended March 31, 2011. During the three months ended March 31, 2012, the change in net cash used in investing activities was primarily driven by the expiration of a letter of credit that was outstanding under a supplier agreement resulting in a decrease of our restricted investments offset by purchases of production equipment. During the three months ended March 31, 2012, we used cash of $393,000 for capital expenditures, compared to $64,000 during the same period in 2011.

Net cash used in financing activities totaled $33,000 for the three months ended March 31, 2012 compared to net cash provided by financing activities of $3.1 million during the same period in 2011. In March 2011, we raised $3.1 million, before placement agent and other issuance costs, from the sale of approximately 313,000 shares of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of March 31, 2012, all of our cash, cash equivalents and investment securities available-for-sale have variable interest rates or are equity investments traded in active markets. Therefore, we believe our exposure to the market and interest rate risk is not material.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity and return.

The values of cash equivalents and investment securities, available-for-sale by maturity date as of March 31, 2012, are as follows:

(amount in thousands)	Amount	Percent
Cash and cash equivalents	$6,808	99.81%
Less than one year	13	0.19%
One to two years	-	-
Greater than five years	-	-%
	$6,821	100.00%

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1A - RISK FACTORS

Risk Factors Relating to the MicroVision Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

  As of March 31, 2012, we had an accumulated deficit of $424.6 million.
  We incurred consolidated net losses of $331.5 million from inception through 2009, $47.5 in 2010, $35.8 million in 2011, and a net loss of $9.8 million in the three months ended March 31, 2012.

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

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through June 2012. In May 2012, we signed a definitive agreement with private investors to raise approximately $5.0 million from the sale of our common stock and warrants to purchase our common stock which we expect to be completed by May 29, 2012. See Item 5 of this report for more information. With the additional $5.0 million we expect to raise in May 2012, we anticipate that we would have sufficient cash and cash equivalents to fund our operations through October 2012. We will require additional cash to fund our operating plan past that time. We are introducing new technology into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. If the level of sales anticipated by our financial plan is not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We plan to obtain additional cash through the issuance of equity or debt securities and through the monetization of select patents that we believe are not core to our business.

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

Additional capital may not be available to us, or if available, on terms acceptable to us or on a timely basis. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of current shareholders' shares. If adequate funds are not available on a timely basis we intend to consider limiting our operations substantially to extend out funds as we pursue other financing opportunities and business relationships. This limitation of operations would include significant reductions in staff and operating costs.

We are dependent on third parties in order to develop, manufacture, sell and market our products.

Our strategy for commercializing our technology and products incorporating the PicoP display engine technology includes entering into cooperative development, manufacturing, sales and marketing arrangements with corporate partners, original equipment manufacturers and other third parties. We cannot be certain that we will be able to negotiate arrangements on acceptable terms, if at all, or that these arrangements will be successful in yielding commercially viable products. If we cannot establish these arrangements, we would require additional capital to undertake such activities on our own and would require extensive manufacturing, sales and marketing expertise that we do not currently possess and that may be difficult to obtain. In addition, we could encounter significant delays in introducing the PicoP display engine technology or find that the development, manufacture or sale of products incorporating the PicoP display engine would not be feasible. To the extent that we enter into cooperative development, sales and marketing or other joint venture arrangements, our revenues will depend upon the performance of third parties. We cannot be certain that any such arrangements will be successful.

We cannot be certain that our technology platform or products incorporating our PicoP display engine will achieve market acceptance. If products incorporating the PicoP display engine do not achieve market acceptance, our revenues may not grow.

Our success will depend in part on customer acceptance of the PicoP display engine. The PicoP display engine may not be accepted by manufacturers who use display technologies in their products, by systems integrators who incorporate our products into their products or by end users of these products. To be accepted, the PicoP display engine must meet the expectations of our potential customers in the consumer, automotive, industrial, and medical markets. If our technology fails to achieve market acceptance, we may not be able to continue to develop our technology platform.

Future products based on our PicoP technology are dependent on advances in technology by other companies.

Our PicoP technology will continue to rely on technologies, such as light sources, MEMS and optical components that are developed and produced by other companies. The commercial success of certain future products based on our technology will depend in part on advances in these and other technologies by other companies. We may, from time to time, contract with and support companies developing key technologies in order to accelerate the development of them for our or our customers' specific uses. There are no guarantees that such activities will result in useful technologies or components for us.

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

Our backlog of open orders totaled $1.5 million as of March 31, 2012. We may be unable to meet the performance requirements, including performance specifications or delivery dates, required by such purchase orders. Further, our customers may be unable or unwilling to perform their obligations there under on a timely basis or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals. To the extent we are unable to perform under such purchase orders or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

It may become more difficult to sell our stock in the public market or maintain our listing on the NASDAQ Global Market.

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were not listed on the NASDAQ Capital Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market- making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. The market price of our stock has mostly traded below $5.00 per share during 2011, 2010, and 2009. On May 7, 2012, the closing price of our stock was $1.76.

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

We currently use foreign manufacturers to manufacture future products, where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including:

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

ITEM 5. Other Information

On May 9, 2012, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with Shmuel Farhi and Salvatore Pacifico and Silvana Pacifico, jointly (the "Investors"). Under the terms of the Purchase Agreement, the investors have agreed to purchase at a closing (the "Closing") to be held no later than May 29, 2012, 3,346,048 shares (the "Shares") of our common stock at a price of $1.494 per share. At the Closing, we have agreed to issue the Investors warrants (the "Warrants") to purchase a total of 1 million shares of our common stock at an exercise price of $2.125 per share, exercisable until the third anniversary of the Closing. The aggregate purchase price payable by the Investors for the Shares and Warrants is approximately $5 million in cash. The Closing is subject to customary closing conditions. The Shares and the Warrants would be issued in a transaction not involving any public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The Purchase Agreement requires us to also enter into a Registration Rights Agreement at Closing, pursuant to which we would agree to use our commercially reasonable efforts to file a registration statement (the "Registration Statement") with respect to the Shares and the shares of our common stock issuable under the Warrant as soon as practicable and in no event later than 60 days after the Closing, and to use our commercially reasonable efforts to cause the Registration Statement to become effective as soon as practicable thereafter, and in no event later than 120 days from the Closing.

Statements above relating to the consummation of the described investment are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially from those projected in our forward-looking statements include our ability to satisfy the conditions to Closing in the Purchase Agreement and the risk that the Investors may not perform their obligations to purchase the Shares and Warrants. Except as expressly required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changes in circumstances or any other reason.

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

MICROVISION, INC.
Date: May 10, 2012	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	BY:	/s/ Jeff Wilson
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