Form 10-Q
period 2012-06-30
MICROVISION INC
filed 2012-08-07
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

As of August 1, 2012, 24,892,000 shares of the Company's common stock, $0.001 par value, were outstanding.

MicroVision, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$14,764	$13,075
Accounts receivable, net of allowances of $368 and $243	558	463
Costs and estimated earnings in excess of billings on uncompleted contracts	12	70
Inventory	866	4,254
Other current assets	501	793
Total current assets	16,701	18,655

Property and equipment, net	1,650	2,347
Restricted investments	436	786
Intangible assets	1,956	2,048
Other assets	22	34
Total assets	$20,765	$23,870

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$4,348	$7,341
Accrued liabilities	4,438	5,113
Billings in excess of costs and estimated earnings on uncompleted contracts	187	156
Current portion of capital lease obligations	44	39
Current portion of long-term debt	97	93
Total current liabilities	9,114	12,742
Capital lease obligations, net of current portion	47	72
Long-term debt, net of current portion	17	67
Deferred rent, net of current portion	48	187
Total liabilities	9,226	13,068

Commitments and contingencies

Shareholders' Equity
Preferred stock, par value $.001; 25,000 shares authorized; 0 and
0 shares issued and outstanding	-	-
Common stock, par value $.001; 100,000 shares authorized; 24,892 and
17,019 shares issued and outstanding	25	17
Additonal paid-in capital	441,126	425,658
Accumulated other comprehensive loss	-	(35)
Accumulated deficit	(429,612)	(414,838)
Total shareholders' equity	11,539	10,802
Total liabilities and shareholders' equity	$20,765	$23,870

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Product revenue	$750	$904	$2,279	$1,790
Contract revenue	545	251	746	484
Total revenue	1,295	1,155	3,025	2,274

Cost of product revenue	(281)	2,985	3,894	5,225
Cost of contract revenue	248	395	403	694
Total cost of revenue	(33)	3,380	4,297	5,919

Gross margin	1,328	(2,225)	(1,272)	(3,645)

Research and development expense	3,227	3,478	7,167	7,805
Sales, marketing, general and administrative expense	3,064	3,577	6,352	6,876
Gain on disposal of fixed assets	(1)	-	(1)	(7)
Total operating expenses	6,290	7,055	13,518	14,674
Loss from operations	(4,962)	(9,280)	(14,790)	(18,319)
Other income (expense)	(9)	105	16	107
Net loss	$(4,971)	$(9,175)	$(14,774)	$(18,212)

Net loss per share - basic and diluted	$(0.26)	$(0.69)	$(0.82)	$(1.39)

Weighted-average shares outstanding - basic and diluted	19,167	13,272	18,097	13,056

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss	$(4,971)	$(9,175)	$(14,774)	$(18,212)

Other comprehensive gain (loss):
Unrealized gain (loss) on investment securities,
available-for-sale	(2)	(3)	3	(4)
Less: reclassification adjustment for losses realized
in net loss	32	-	32	-
Comprehensive loss	$(4,941)	$(9,178)	$(14,739)	$(18,216)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(14,774)	$(18,212)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	880	1,091
Amortization of intangible assets	92	93
Gain on disposal of property and equipment	(1)	(7)
Realized loss on sale of short-term investments	32	-
Non-cash stock-based compensation expense	854	1,798
Inventory write-downs	1,094	944
Non-cash deferred rent	(88)	(138)
Change in:
Accounts receivable, net	(95)	432
Costs and estimated earnings in excess of billings on uncompleted contracts	58	5
Inventory	2,294	89
Other current assets	301	34
Other assets	12	(12)
Accounts payable	(2,976)	(1,020)
Accrued liabilities	(726)	(171)
Billings in excess of costs and estimated earnings on uncompleted contracts	31	(34)
Other long-term liabilities	-	(424)
Net cash used in operating activities	(13,012)	(15,532)

Cash flows from investing activities
Sales of investment securities	11	-
Decrease in restricted investment	350	170
Proceeds on sale of property and equipment	1	7
Purchases of property and equipment	(400)	(195)
Net cash used in investing activities	(38)	(18)

Cash flows from financing activities
Principal payments under capital leases and long-term debt	(66)	(66)
Net proceeds from issuance of common stock and warrants	14,805	5,542
Net cash provided by financing activities	14,739	5,476
Net increase (decrease) in cash and cash equivalents	1,689	(10,074)
Cash and cash equivalents at beginning of period	13,075	19,413
Cash and cash equivalents at end of period	$14,764	$9,339

Supplemental disclosure of cash flow information
Cash paid for interest	$17	$25

Supplemental schedule of non-cash investing and financing activities
Other non-cash additions to property and equipment	$12	$208
Issuance of common stock for prepayment of salaries	$-	$448

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

1. MANAGEMENT'S STATEMENT AND PRINCIPLES OF CONSOLIDATION

Management's Statement

The Consolidated Balance Sheet as of June 30, 2012, the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2012 and 2011, and Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 have been prepared by MicroVision, Inc. ("we" or "us") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at June 30, 2012 and the results of operations, comprehensive loss and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the "SEC"). The year-end balance sheet data was derived from audited financial statements, but these interim consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues and product sales. At June 30, 2012, we had $14.8 million in cash and cash equivalents.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months. We will require additional cash to fund our operating plan past that time. We are introducing new technology into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. If the level of sales anticipated by our financial plan is not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We plan to obtain additional cash through the issuance of equity or debt securities and through the monetization of select patents that we believe are not core to our business. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially to extend our funds as we pursue other financing opportunities and business relationships. This limitation of operations could include delaying development projects and reductions in staff, operating costs, including research and development, and capital expenditures.

In March 2012, we received a report from our independent public accounting firm regarding the consolidated financial statements for the year ended December 31, 2011 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis.

In June 2012, we raised $10.5 million before issuance costs of approximately $823,000 through an underwritten public offering of 4.2 million shares of our common stock and warrants to purchase 2.1 million shares of our common stock. The warrants have an exercise price of $2.65 per share, a five year term, and are exercisable beginning one year from the date of issuance.

In May 2012, we raised approximately $5.0 million before issuance costs of approximately $71,000 from the sale of 3.3 million shares of common stock and warrants to purchase 1.0 million shares of our common stock to a strategic investor. The warrants have an exercise price of $2.12 per share, a three year term, and are exercisable beginning on the date of issuance.

A one-for-eight reverse stock split of MicroVision's common stock became effective on February 17, 2012. All of the share and per share amounts discussed and shown in the consolidated financial statements and notes have been adjusted to reflect the effect of this reverse split.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of MicroVision, Inc. and MicroVision Innovations Singapore Pte. Ltd. ("MicroVision Singapore"), a wholly owned foreign subsidiary. MicroVision Singapore was incorporated in April 2011 and is engaged in operational support functions for MicroVision, Inc. There were no material intercompany accounts and transactions during the three and six months ended June 30, 2012.

2. NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities outstanding. Potentially dilutive common stock equivalents primarily consist of warrants, employee stock options and nonvested equity shares. Diluted net loss per share for the three and six months ended June 30, 2012 and 2011 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including options, warrants and nonvested equity shares is anti-dilutive. The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net loss available for common shareholders - basic and diluted	$(4,971)	$(9,175)	$(14,774)	$(18,212)

Denominator:
Weighted-average common shares outstanding - basic and diluted	19,167	13,272	18,097	13,056

Net loss per share - basic and diluted	$(0.26)	$(0.69)	$(0.82)	$(1.39)

We excluded the following convertible securities from diluted net loss per share, as the effect of including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Publicly Traded Warrants Exercisable	753,000	753,000	753,000	753,000
Options and Private Warrants Exercisable	5,302,000	1,302,000	5,302,000	1,302,000
Nonvested Equity Shares	80,000	127,000	80,000	127,000

Total	6,135,000	2,182,000	6,135,000	2,182,000

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

At December 31, 2011, our cash equivalents and investment securities available-for-sale were comprised of money market savings accounts and equity securities. The corporate equity securities were valued using inputs and common methods with sufficient levels of transparency and observability to be classified at Level 2.

4. INVENTORY

Inventory consists of the following:

	June 30,	December 31,
	2012	2011
Raw materials	$16,000	$2,741,000
Finished goods	850,000	1,513,000
	$866,000	$4,254,000

The inventory at June 30, 2012 and December 31, 2011 consisted of raw materials primarily for our accessory pico projectors and PicoP display engine, and finished goods primarily composed of our accessory pico projectors. Inventory is stated at the lower of cost or market, with cost determined on net realizable value basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, we reduce the value of our inventory to our estimated scrap value when management determines that it is not probable that the inventory will be consumed through normal production during the next twelve months.

During the three months ended June 30, 2012, we negotiated a lower price for certain components in inventory that had previously been written down to net realizable value. As a result of the renegotiation, the aggregate purchase price was reduced and we recorded a credit of $1.4 million to cost of product revenue during the three months ended June 30, 2012.

5. SEVERANCE ARRANGEMENTS

In April 2012, we reduced our workforce by approximately 25% to align with our ingredient brand business model. During the three and six months ended June 30, 2012, we recorded approximately $370,000 to research and development expense and sales, marketing, general and administrative expense and paid $252,000 relating to the severance agreements and other restructuring costs for these employees. We plan to make the remaining severance payments during the second half of 2012.

In January 2011, we recorded $372,000 to research and development expense and sales, marketing, general and administrative expense and paid $258,000 related to the severance agreements for these employees during the first quarter of 2011. During the three months ended June 30, 2011, we paid $83,000 relating to the severance agreements for these employees.

6. SHARE-BASED COMPENSATION

We use the straight-line attribution method to allocate the fair value of share-based compensation awards over the requisite service period for each award. The following table shows the amount of stock-based employee compensation expense included in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cost of contract revenue	$4,000	$30,000	$10,000	$40,000
Cost of product revenue	-	31,000	20,000	40,000
Research and development expense	87,000	564,000	224,000	739,000
Sales, marketing, general and administrative expense	372,000	697,000	587,000	889,000
Total share-based employee compensation expense	$463,000	$1,322,000	$841,000	$1,708,000

Options Activity and Positions

The following table summarizes shares, weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2012:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(years)	Value
Outstanding as of June 30, 2012	924,000	$21.68	5.1	$-

Exercisable as of June 30, 2012	725,000	$25.16	4.3	$-

As of June 30, 2012, our unamortized share-based employee compensation was $1.5 million which we plan to amortize over the next 1.5 years and our unamortized nonvested equity share-based employee compensation was $463,000 which we plan to amortize over the next 1.9 years.

7. LONG-TERM NOTES

Tenant Improvement Loan Agreement

During 2006, we entered into a loan agreement with the lessor of our corporate headquarters in Redmond, Washington to finance $536,000 in tenant improvements. The loan carries a fixed interest rate of 9% per annum, is repayable over the initial term of the lease, which expires in 2013, and is secured by a letter of credit. The balance of the loan was $114,000 at June 30, 2012.

8. COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

9. RECEIVABLES FROM RELATED PARTIES

Our accounts receivable balance at December 31, 2011 and June 30, 2012 includes $159,000 from a sale of PicoP engines to Walsin Lihwa Corporation which integrated the engines into its product sold in China during 2011. Based on filings with the SEC as of June, 2012, Walsin Lihwa beneficially owns approximately 4.1% of our common stock as determined in accordance with SEC rules, through its wholly owned subsidiary Max Display Enterprises Limited.

10. COMMON STOCK

In June 2012, we raised $10.5 million before issuance costs of approximately $823,000 through an underwritten public offering of 4.2 million shares of our common stock and warrants to purchase 2.1 million shares of our common stock. The warrants have an exercise price of $2.65 per share, a five year term, and are exercisable beginning one year from the date of issuance.

In May 2012, we raised approximately $5.0 million before issuance costs of approximately $71,000 from the sale of 3.3 million shares of common stock and warrants to purchase 1.0 million shares of our common stock to a strategic investor. The warrants have an exercise price of $2.12 per share, a three year term, and are exercisable beginning on the date of issuance.

11. NEW ACCOUNTING PRONOUNCEMENTS

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

The primary objective for consumer applications is to provide users of mobile consumer devices such as smartphones, media players, tablet PCs, and other consumer electronic products with a large screen viewing experience produced by a small embedded projector. These potential products would allow users to watch movies and videos, play video games, display images and other data onto a variety of surfaces, freeing users from the limitations of a small, palm-sized screen. The current PicoP technology could be modified to be embedded into a pair of glasses to provide the mobile user with a see-through or occluded personal display to view movies, play games or access other content.

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

Results of Operations

Product revenue.

(in thousands)	2012	2011	$ change	% change

Three months ended June 30	$750	$904	$(154)	(17.0)

(in thousands)	2012	2011	$ change	% change

Six months ended June 30	$2,279	$1,790	$489	27.3

Product revenue includes sales of key components under our "Image by PicoP" ingredient brand business model and sales of our SHOWWX™ line of accessory pico projectors.

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

Our quarterly revenue may vary substantially due to the timing of product orders from customers, production constraints and availability of components and raw materials. We plan to continue to sell our existing inventory of SHOWWX products through the third quarter of 2012.

Product revenue was lower during the three months ended June 30, 2012 than the same period in 2011, due to decreased sales of our SHOWWX products compared to the prior period. Product revenue was higher during the six months ended June 30, 2012 than the same period in 2011, due to sales of key components under our "Image by PicoP" ingredient brand business model and increased sales of our PicoP display engines compared to the prior period. The backlog of product orders at June 30, 2012 was approximately $4.4 million, compared to $533,000 at June 30, 2011. The product backlog is scheduled for delivery within one year.

Contract revenue.

		% of		% of
		contract		contract
(in thousands)	2012	revenue	2011	revenue	$ change	% change
Three months ended June 30
Government revenue	$53	9.7	$81	32.3	$(28)	(34.6)
Commercial revenue	492	90.3	170	67.7	322	189.4
Total contract revenue	$545	100.0	$251	100.0	$294	117.1

		% of		% of
		contract		contract
(in thousands)	2012	revenue	2011	revenue	$ change	% change
Six months ended June 30
Government revenue	$156	20.9	$174	36.0	$(18)	(10.3)
Commercial revenue	590	79.1	310	64.0	280	90.3
Total contract revenue	$746	100.0	$484	100.0	$262	54.1

We earn contract revenue from performance on development contracts with the U.S. government and commercial customers and from the sale of prototype units and evaluation kits based on our PicoP display engine and sales of test equipment built specifically for use in PicoP display engine production. Our contract revenue from development contracts in a particular period is dependent upon when we enter into a contract, the value of the contracts we have entered into, and the availability of technical resources to perform work on the contracts. Our contract revenue from sales of prototype units and evaluation kits may vary substantially due to the timing of orders from customers and potential constraints on resources.

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

Contract revenue was higher during the three and six months ended June 30, 2012 than the same periods in 2011 due to increased sales of test fixtures, prototype units and evaluation kits in 2012 compared to the prior year.

Our backlog of development contracts, including orders for prototype units and evaluation kits, at June 30, 2012 was $1.0 million compared to $1.2 million at June 30, 2011, all of which is scheduled for completion during the next twelve months.

Cost of product revenue.

		% of		% of
		product		product
(in thousands)	2012	revenue	2011	revenue	$ change	% change
Three months ended June 30	$(281)	(37.5)	$2,985	330.2	$(3,266)	(109.4)
Six months ended June 30	3,894	170.9	5,225	291.9	(1,331)	(25.5)

Cost of product revenue includes the direct and allocated indirect cost of manufacturing products sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of these products. Indirect costs include labor and other costs associated with operating our manufacturing capabilities and capacity. Our overhead, which includes the costs of procuring, inspecting and storing material, and facility and depreciation costs, is allocated to cost of product revenue based on the proportion of direct material purchased to support production. Cost of product revenue also includes any manufacturing overhead associated with excess capacity and adjustments to reflect our inventory at lower of cost or market. During the three and six months ended June 30, 2012 we expensed approximately $167,000 and $411,000 of manufacturing overhead associated with production capacity in excess of production requirements, compared to $358,000 and $698,000 during the three and six months ended June 30, 2011. Cost of product revenue for the three and six months ended June 30, 2011, included inventory write downs of $483,000 and $944,000, respectively.

During the three months ended June 30, 2012, we negotiated a lower price for certain components in inventory that had previously been written down to net realizable value. As a result of this renegotiation, the aggregate purchase price was reduced and we recorded a credit of $1.4 million to cost of product revenue during the three months ended June 30, 2012. Except for the reduction in cost of product revenue associated with the renegotiation with our component supplier, our negative margins on product sales were lower for the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily because of lower material costs as we transition from sales of SHOWWX™ products to sales of key components under our "Image by PicoP" ingredient brand business model and the sale of inventory that had previously been written down to the lower of cost or market.

The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on changes in product prices, product mix and volume. The decrease in the cost of product revenue as a percentage of product revenue in 2012, compared to the same period in 2011, was primarily attributed to the sale of inventory that had previously been written down to the lower of cost or market and to the purchase price adjustment credited to cost of product revenue.

Cost of contract revenue.

		% of		% of
		contract		contract
(in thousands)	2012	revenue	2011	revenue	$ change	% change
Three months ended June 30	$248	45.5	$395	157.4	$(147)	(37.2)
Six months ended June 30	403	54.0	694	143.4	(291)	(41.9)

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

Cost of contract revenue for the three and six months ended June 30, 2011 included a provision for estimated losses on uncompleted contracts of $213,000 and $298,000, respectively. The losses resulted from excess material cost associated with minimum order quantities for materials required to complete the statement of work.

Cost of contract revenue was lower during the three and six months ended June 30, 2012 than the same period in 2011 primarily as a result of the provision for estimated losses recognized in 2011. The cost of contract revenue as a percentage of contract revenue was lower in the three and six months ended June 30, 2012, than in the comparable periods in 2011 primarily as a result of the provision for estimated losses recognized in the prior period.

The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract cost mix and the levels of direct and indirect costs incurred.

Research and development expense.

(in thousands)	2012	2011	$ change	% change
Three months ended June 30	$3,227	$3,478	$(251)	(7.2)
Six months ended June 30	7,167	7,805	(638)	(8.2)

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

The decrease in research and development expense during the three and six months ended June 30, 2012, compared to the same period in 2011, is primarily due to decreased payroll costs associated with reductions in staffing levels compared to the prior year and lower non-cash compensation expense resulting from the forfeiture of stock option grants.

We believe that under the ingredient brand business model we will lower our research and development spending substantially in the future. We expect that continuing research and development expense will be required to advance the PicoP technology and support our customers to integrate our technology into their products under the ingredient brand business model.

Sales, marketing, general and administrative expense.

(in thousands)	2012	2011	$ change	% change
Three months ended June 30	$3,064	$3,577	$(513)	(14.3)
Six months ended June 30	6,352	6,876	(524)	(7.6)

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

The decrease in sales, marketing, general and administrative expense during the three and six months ended June 30, 2012, compared to the same period in 2011, is primarily due to decreased payroll costs associated with reductions in staffing levels compared to the prior year and lower non-cash compensation expense resulting from the forfeiture of stock option grants.

Other income (expense).

(in thousands)	2012	2011	$ change	% change
Three months ended June 30	$(9)	$105	$(114)	(108.6)
Six months ended June 30	16	107	(91)	(85.0)

The change in other income (expense) for the three and six months ended June 30, 2012 compared to the same period in 2011 resulted primarily from a realized loss on the sale of an investment security during the three months ended June 30, 2012 and lower sales of excess inventory during the three and six months ended June 30, 2012 versus the prior year.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of equity and debt securities and, to a lesser extent, from development contract revenues and product sales. At June 30, 2012, we had $14.8 million in cash and cash equivalents.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months. We will require additional cash to fund our operating plan past that time. We are introducing new technology into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. If the level of sales anticipated by our financial plan is not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We plan to obtain additional cash through the issuance of equity or debt securities and through the monetization of select patents that we believe are not core to our business. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially to extend our funds as we pursue other financing opportunities and business relationships. This limitation of operations could include delaying development projects and reductions in staff, operating costs, including research and development, and capital expenditures.

In March 2012, we received a report from our independent public accounting firm regarding the consolidated financial statements for the year ended December 31, 2011 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis.

In April 2012, we implemented measures designed to significantly reduce our cash used in operations in the second half of 2012 compared to the levels expected for the first half of 2012 to align with our ingredient brand business model.

Cash used in operating activities totaled $13.0 million during the six months ended June 30, 2012, compared to $15.5 million during the same period in 2011. During the six months ended June 30, 2012, the decrease in net cash used in operating activities was primarily driven by lower inventory purchases for commercialization of PicoP-based products.

Net cash used in investing activities totaled $38,000 for the six months ended June 30, 2012 compared to net cash used in investing activities of $18,000 during the six months ended June 30, 2011. During the six months ended June 30, 2012, the change in net cash used in investing activities was primarily driven by the expiration of a letter of credit that was outstanding under a supplier agreement resulting in a decrease of our restricted investments offset by purchases of production equipment. During the six months ended June 30, 2012, we used cash of $400,000 for capital expenditures, compared to $195,000 during the same period in 2011.

Net cash provided by financing activities totaled $14.7 million for the six months ended June 30, 2012 compared to $5.5 million during the same period in 2011.

In June 2012, we raised $10.5 million before issuance costs of approximately $823,000 through an underwritten public offering of 4.2 million shares of our common stock and warrants to purchase 2.1 million shares of our common stock. The warrants have an exercise price of $2.65 per share, a five year term, and are exercisable beginning one year from the date of issuance.

In May 2012, we raised approximately $5.0 million before issuance costs of approximately $71,000 from the sale of 3.3 million shares of common stock and warrants to purchase 1.0 million shares of our common stock to a strategic investor. The warrants have an exercise price of $2.12 per share, a three year term, and are exercisable beginning on the date of issuance.

During the six months ended June 30, 2011, we completed two draws from our 2010 committed equity financing facility. In March 2011, we raised $3.1 million before placement agent and other issuance costs from the sale of 313,000 shares of our common stock, and, in June 2011, we raised an additional $2.5 million before placement agent and other issuance costs from the sale of 243,000 shares of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of June 30, 2012, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to the market and interest rate risk is not material.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity and return.

The values of cash equivalents and investment securities, available-for-sale by maturity date as of June 30, 2012, are as follows:

(amount in thousands)	Amount	Percent
Cash and cash equivalents	$14,764	100.00%
Less than one year	-	-%
One to two years	-	-
Greater than five years	-	-%
	$14,764	100.00%

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1A - RISK FACTORS

Risk Factors Relating to the MicroVision Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

  As of June 30, 2012, we had an accumulated deficit of $429.6 million.
  We incurred consolidated net losses of $331.5 million from inception through 2009, $47.5 in 2010, $35.8 million in 2011, and a net loss of $14.8 million in the six months ended June 30, 2012.

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

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months. We will require additional cash to fund our operating plan past that time. We are introducing new technology into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. If the level of sales anticipated by our financial plan is not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We plan to obtain additional cash through the issuance of equity or debt securities and through the monetization of select patents that we believe are not core to our business.

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

Additional capital may not be available to us, or if available, on terms acceptable to us or on a timely basis. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of current shareholders' shares. If adequate funds are not available on a timely basis we intend to consider limiting our operations substantially to extend out funds as we pursue other financing opportunities and business relationships. This limitation of operations could include delaying development projects and reductions in staff, operating costs, including research and development, and capital expenditures.

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

Our backlog of open orders totaled $5.4 million as of June 30, 2012. We may be unable to meet the performance requirements, including performance specifications or delivery dates, required by such purchase orders. Further, our customers may be unable or unwilling to perform their obligations there under on a timely basis or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals. To the extent we are unable to perform under such purchase orders or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

It may become more difficult to sell our stock in the public market or maintain our listing on the NASDAQ Global Market.

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were not listed on the NASDAQ Capital Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the- counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market- making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. The market price of our stock has mostly traded below $5.00 per share during 2011, 2010, and 2009. On August 1, 2012, the closing price of our stock was $1.60.

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

ITEM 6. Exhibits
10.1	MicroVision 2006 Incentive Plan (2012 Amendment)
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
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

MICROVISION, INC.
Date: August 6, 2012	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2012	BY:	/s/ Jeff Wilson
Jeff Wilson
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)

EXHIBIT INDEX

The following documents are filed herewith.

Exhibit Number	Description
10.1	MicroVision 2006 Incentive Plan (2012 Amendment)
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.