Form 10-K/A
period 2011-12-31
MICROVISION INC
filed 2012-10-30
CIK 65770

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

Explanatory Note

MicroVision, Inc. is filing this Amendment No. 1 on Form 10-K/A (the "Form 10-K/A") to amend its annual report on Form 10-K for the fiscal year ended December 31, 2011 (the "2011 Form 10-K") as originally filed with the Securities and Exchange Commission (the "SEC") on March 9, 2012. The Report of Independent Registered Public Accounting Firm in the Consolidated Financial Statements (the "Report") attached to the 2011 Form 10-K did not include an opinion on the financial statement schedule (the "Schedule"), presented on page 53 in the 2011 Form 10-K. This amendment corrects that inadvertent omission and replaces that Report with the correct version of the Report (the "Revised Report") referring to the above mentioned Schedule. Although only the Revised Report changed, the entire item 8 is included in this Form 10-K/A with the original 2011 Form 10-K page numbers retained. This amendment does not contain any changes to data and footnotes in the Consolidated Financial Statements of MicroVision, Inc. and its consolidated subsidiaries.

Other than as expressly set forth above, this Form 10-K/A does not, and does not purport to, revise, update, amend or restate the information presented in any Item of the 2011 Form 10-K or reflect any events that have occurred after the filing of the 2011 Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MicroVision, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity, comprehensive loss, and cash flows present fairly, in all material respects, the financial position of MicroVision, Inc. and its subsidiaries (the "Company") at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

MICROVISION, INC.
Date: October 29, 2012	By	/s/ Jeff Wilson Jeff Wilson Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)

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

4.3	Registration Rights Agreement, dated as of May 4, 2011, by and between MicroVision, Inc. and Azimuth Opportunities Ltd. (11)
4.4	Warrant Agreement dated November 16, 2011 by and between MicroVision, Inc. and American Stock Transfer and Trust Company, LLC.(13)
10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993.(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and MicroVision, Inc., dated October 28, 1993.(1)+
10.3	Exclusive License Agreement between The University of Washington and MicroVision, Inc., dated October 28, 1993.(1)+
10.4	Exclusive License Agreement between the University of Washington and MicroVision, Inc. dated March 3, 1994.(4)
10.5	MicroVision, Inc. 2006 Incentive Plan, as amended. (6)*
10.6	Independent Director Stock Option Plan, as amended.(3)*
10.7	Employment Agreement between MicroVision, Inc. and Alexander Y. Tokman dated April 7, 2009.(10)
10.8	Lease Agreement between CarrAmerica Reality Operating Partnership, L.P. and MicroVision, Inc., dated July 15, 2005.(5)
10.9	Registration Rights Agreement dated June 22, 2009 by and between the Company and Max Display Enterprises Limited(9)
10.10	Warrant No. 120 to Purchase Common Stock of MicroVision, Inc. issued June 22, 2009 to Max Display Enterprises Limited(9)
10.11	Common Stock Purchase Agreement, dated as of May 4, 2011, by and between MicroVision, Inc. and Azimuth Opportunities Ltd. (11)
10.12	Engagement Letter, dated as of May 4, 2011, by and between MicroVision, Inc. and Reedland Capital Partners.(11)
10.13	Common Stock Purchase Agreement, dated as of September 13, 2011, by and between MicroVision, Inc. and Azimuth Opportunities Ltd. (12)
10.14	Engagement Letter, dated as of September 13, 2011, by and between MicroVision, Inc. and Reedland Capital Partners.(12)
10.15	Change of Control Severance Plan.(15)
23	Consent of Independent Registered Public Accounting Firm.
31.1	Principal Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(12) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 13, 2011.
(13) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 15, 2011.
(14) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 17, 2012.
(15) Incorporated by reference to the Company's Form 10-K for the annual period ended December 31, 2011.

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