Form 10-Q
period 2012-09-30
MICROVISION INC
filed 2012-11-06
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

As of November 2, 2012, 25,080,000 shares of the Company's common stock, $0.001 par value, were outstanding.

MicroVision, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$10,743	$13,075
Accounts receivable, net of allowances of $332 and $243	979	463
Costs and estimated earnings in excess of billings on uncompleted contracts	12	70
Inventory	622	4,254
Other current assets	606	793
Total current assets	12,962	18,655

Property and equipment, net	1,465	2,347
Restricted cash	436	786
Intangible assets	1,910	2,048
Other assets	22	34
Total assets	$16,795	$23,870

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$3,877	$7,341
Accrued liabilities	4,087	5,113
Billings in excess of costs and estimated earnings on uncompleted contracts	86	156
Current portion of capital lease obligations	46	39
Current portion of long-term debt	91	93
Total current liabilities	8,187	12,742
Capital lease obligations, net of current portion	34	72
Long-term debt, net of current portion	-	67
Deferred rent, net of current portion	-	187
Total liabilities	8,221	13,068

Commitments and contingencies

Shareholders' Equity
Preferred stock, par value $.001; 25,000 shares authorized; 0 and
0 shares issued and outstanding	-	-
Common stock, par value $.001; 100,000 shares authorized; 25,080 and
17,019 shares issued and outstanding	25	17
Additonal paid-in capital	442,006	425,658
Accumulated other comprehensive loss	-	(35)
Accumulated deficit	(433,457)	(414,838)
Total shareholders' equity	8,574	10,802
Total liabilities and shareholders' equity	$16,795	$23,870

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Product revenue	$2,015	$1,525	$4,294	$3,315
Contract revenue	515	314	1,261	798
Royalty revenue	83	-	83	-
Total revenue	2,613	1,839	5,638	4,113

Cost of product revenue	887	2,483	4,781	7,708
Cost of contract revenue	251	237	654	931
Total cost of revenue	1,138	2,720	5,435	8,639

Gross margin	1,475	(881)	203	(4,526)

Research and development expense	3,097	3,641	10,264	11,446
Sales, marketing, general and administrative expense	2,425	3,306	8,777	10,182
Gain on disposal of fixed assets	(46)	(4)	(47)	(11)
Total operating expenses	5,476	6,943	18,994	21,617
Loss from operations	(4,001)	(7,824)	(18,791)	(26,143)
Other income (expense)	156	34	172	141
Net loss	$(3,845)	$(7,790)	$(18,619)	$(26,002)

Net loss per share - basic and diluted	$(0.15)	$(0.57)	$(0.91)	$(1.96)

Weighted-average shares outstanding - basic and diluted	24,974	13,655	20,406	13,258

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(3,845)	$(7,790)	$(18,619)	$(26,002)

Other comprehensive gain (loss):
Unrealized gain (loss) on investment securities,
available-for-sale	-	(1)	3	(5)
Less: reclassification adjustment for losses realized
in net loss	-	-	32	-
Comprehensive loss	$(3,845)	$(7,791)	$(18,584)	$(26,007)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(18,619)	$(26,002)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,142	1,941
Amortization of intangible assets	138	139
Gain on disposal of property and equipment	(47)	(11)
Realized loss on sale of short-term investments	32	-
Non-cash stock-based compensation expense	1,730	2,759
Inventory write-downs	1,094	944
Non-cash deferred rent	(118)	(297)
Change in:
Accounts receivable, net	(516)	239
Costs and estimated earnings in excess of billings on uncompleted contracts	58	(120)
Inventory	2,538	688
Other current assets	183	(344)
Other assets	12	(12)
Accounts payable	(3,413)	(1,518)
Accrued liabilities	(1,095)	150
Billings in excess of costs and estimated earnings on uncompleted contracts	(70)	(31)
Other long-term liabilities	-	(330)
Net cash used in operating activities	(16,951)	(21,805)

Cash flows from investing activities
Sales of investment securities	11	-
Decrease in restricted cash	350	476
Proceeds on sale of property and equipment	47	11
Purchases of property and equipment	(478)	(492)
Net cash used in investing activities	(70)	(5)

Cash flows from financing activities
Principal payments under capital leases and long-term debt	(100)	(92)
Net proceeds from issuance of common stock and warrants	14,789	11,858
Net cash provided by financing activities	14,689	11,766
Net increase (decrease) in cash and cash equivalents	(2,332)	(10,044)
Cash and cash equivalents at beginning of period	13,075	19,413
Cash and cash equivalents at end of period	$10,743	$9,369

Supplemental disclosure of cash flow information
Cash paid for interest	$24	$34

Supplemental schedule of non-cash investing and financing activities
Other non-cash additions to property and equipment	$11	$211
Issuance of common stock for prepayment of salaries	$-	$212

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

1. MANAGEMENT'S STATEMENT AND PRINCIPLES OF CONSOLIDATION

Management's Statement

The Consolidated Balance Sheet as of September 30, 2012, the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011, and Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 have been prepared by MicroVision, Inc. ("we" or "us") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at September 30, 2012 and the results of operations, comprehensive loss and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the "SEC"). The year-end balance sheet data was derived from audited financial statements, but these interim consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues and product sales. At September 30, 2012, we had $10.7 million in cash and cash equivalents.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through the second quarter of 2013. We will require additional cash to fund our operating plan past that time. We are introducing new technology into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. If the level of sales anticipated by our financial plan is not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We plan to obtain additional cash through the issuance of equity or debt securities and through the monetization of select patents that we believe are not core to our business. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially to extend our funds as we pursue other financing opportunities and business relationships. This limitation of operations could include delaying development projects and reductions in staff, operating costs, including research and development, and capital expenditures.

In March 2012, we received a report from our predecessor independent public accounting firm regarding the consolidated financial statements for the year ended December 31, 2011 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis.

In June 2012, we raised $10.5 million before issuance costs of approximately $823,000 through an underwritten public offering of 4.2 million shares of our common stock and warrants to purchase 2.1 million shares of our common stock. The warrants have an exercise price of $2.65 per share, a five year term, and are exercisable beginning one year from the date of issuance.

In May 2012, we raised approximately $5.0 million before issuance costs of approximately $71,000 from the sale of 3.3 million shares of common stock and warrants to purchase 1.0 million shares of our common stock to private investors. The warrants have an exercise price of $2.12 per share, a three year term, and are exercisable beginning on the date of issuance.

A one-for-eight reverse stock split of MicroVision's common stock became effective on February 17, 2012. All of the share and per share amounts discussed and shown in the consolidated financial statements and notes have been adjusted to reflect the effect of this reverse split.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of MicroVision, Inc. and MicroVision Innovations Singapore Pte. Ltd. ("MicroVision Singapore"), a wholly owned foreign subsidiary. MicroVision Singapore was incorporated in April 2011 and is engaged in operational support functions for MicroVision, Inc. There were no material intercompany accounts and transactions during the three and nine months ended September 30, 2012.

2. NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities outstanding. Potentially dilutive common stock equivalents primarily consist of warrants, employee stock options and nonvested equity shares. Diluted net loss per share for the three and nine months ended September 30, 2012 and 2011 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including options, warrants and nonvested equity shares is anti-dilutive. The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net loss available for common shareholders - basic and diluted	$(3,845)	$(7,790)	$(18,619)	$(26,002)

Denominator:
Weighted-average common shares outstanding - basic and diluted	24,974	13,655	20,406	13,258

Net loss per share - basic and diluted	$(0.15)	$(0.57)	$(0.91)	$(1.96)

We excluded the following convertible securities from diluted net loss per share, as the effect of including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Publicly Traded Warrants Exercisable	753,000	753,000	753,000	753,000
Options and Private Warrants Exercisable	5,711,000	1,274,000	5,711,000	1,274,000
Nonvested Equity Shares	339,000	127,000	339,000	127,000

Total	6,803,000	2,154,000	6,803,000	2,154,000

3. CONCENTRATION OF SALES TO MAJOR CUSTOMERS

For the three and nine months ended September 30, 2012, Pioneer Corporation accounted for approximately 78% and 54%, respectively, of our total revenue. Their accounts receivable balance made up approximately 81% and 15% of our net accounts receivable balance at September 30, 2012 and December 31, 2011, respectively.

4. INVENTORY

Inventory consists of the following:

	September 30,	December 31,
	2012	2011
Raw materials	$154,000	$2,741,000
Finished goods	468,000	1,513,000
	$622,000	$4,254,000

The inventory at September 30, 2012 and December 31, 2011 consisted of raw materials primarily for our accessory pico projectors and PicoP display engine, and finished goods primarily composed of our accessory pico projectors. Inventory is stated at the lower of cost or market, with cost determined on net realizable value basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, we reduce the value of our inventory to our estimated scrap value when management determines that it is not probable that the inventory will be consumed through normal production during the next twelve months.

5. SEVERANCE ARRANGEMENTS

In April 2012, we reduced our workforce by approximately 25% which is consistent with our ingredient brand business model. During the nine months ended September 30, 2012, we recorded approximately $370,000 to research and development expense and sales, marketing, general and administrative expense and paid $328,000 relating to the severance agreements and other restructuring costs for these employees. We plan to make the remaining severance payments during the fourth quarter of 2012.

During the first half of 2011, we recorded $372,000 to research and development expense and sales, marketing, general and administrative expense and paid $341,000 for severance agreements related to a reduction in force that occurred in January 2011. The remaining payments of $31,000 for outplacement services expired unused, and during the three months ended September 30, 2011, we reduced the recorded expense related to severance agreements accordingly.

6. SHARE-BASED COMPENSATION

We use the straight-line attribution method to allocate the fair value of share-based compensation awards over the requisite service period for each award. The following table shows the amount of stock-based employee compensation expense included in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of contract revenue	$15,000	$56,000	$25,000	$97,000
Cost of product revenue	20,000	60,000	40,000	100,000
Research and development expense	389,000	337,000	613,000	1,075,000
Sales, marketing, general and administrative expense	432,000	447,000	1,019,000	1,337,000
Total share-based employee compensation expense	$856,000	$900,000	$1,697,000	$2,609,000

Options Activity and Positions

The following table summarizes shares, weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2012:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(years)	Value
Outstanding as of September 30, 2012	1,306,000	$14.15	7.2	$268,000

Exercisable as of September 30, 2012	787,000	$20.61	5.7	$86,000

As of September 30, 2012, our unamortized share-based employee compensation was $1.6 million which we plan to amortize over the next 1.7 years and our unamortized nonvested equity share-based employee compensation was $750,000 which we plan to amortize over the next 1.1 years.

7. LONG-TERM NOTES

Tenant Improvement Loan Agreement

During 2006, we entered into a loan agreement with the lessor of our corporate headquarters in Redmond, Washington to finance $536,000 in tenant improvements. The loan carries a fixed interest rate of 9% per annum, is repayable over the initial term of the lease, which expires in August 2013, and is secured by a letter of credit. The balance of the loan was $91,000 at September 30, 2012.

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

In May 2012, we raised approximately $5.0 million before issuance costs of approximately $71,000 from the sale of 3.3 million shares of common stock and warrants to purchase 1.0 million shares of our common stock to private investors. The warrants have an exercise price of $2.12 per share, a three year term, and are exercisable beginning on the date of issuance.

10. NEW ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board ("FASB") issued guidance that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. Under this guidance, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. This guidance is effective for impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect the implementation of this guidance will have a material impact on our financial statements.

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

The PicoP technology is currently integrated into Pioneer's Cyber Navi car navigation system. It could also be embedded into a vehicle or integrated into other portable aftermarket devices to create a high-resolution head-up display (HUD) that could project point-by-point navigation, critical operational, safety and other information important to the vehicle operator.

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

In February 2012, we announced our plan to transition to an "Image by PicoP" ingredient brand business model under which we would pursue commercialization of our PicoP display engine technology by licensing our technology and selling key components to OEMs who would design and build products using the PicoP technology. We expect to make our next-generation HD PicoP display engine technology based on direct green lasers (PicoP Gen2) available to OEMs this year.

Results of Operations

Product revenue.

(in thousands)	2012	2011	$ change	% change

Three months ended September 30	$2,015	$1,525	$490	32.1

(in thousands)	2012	2011	$ change	% change

Nine months ended September 30	$4,294	$3,315	$979	29.5

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

Our quarterly revenue may vary substantially due to the timing of product orders from customers, production constraints and availability of components and raw materials. We plan to continue to sell our existing inventory of SHOWWX products through the fourth quarter of 2012.

Product revenue was higher during the three and nine months ended September 30, 2012 than the same periods in 2011, due to sales of key components under our "Image by PicoP" ingredient brand business model and increased sales of our PicoP display engines compared to the prior periods. The backlog of product orders at September 30, 2012 was approximately $4.3 million, compared to $4.2 million at September 30, 2011. The product backlog is scheduled for delivery within one year.

Contract revenue.

		% of		% of
		contract		contract
(in thousands)	2012	revenue	2011	revenue	$ change	% change
Three months ended September 30
Government revenue	$-	-	$81	25.8	$(81)	(100.0)
Commercial revenue	515	100.0	233	74.2	282	121.0
Total contract revenue	$515	100.0	$314	100.0	$201	64.0

		% of		% of
		contract		contract
(in thousands)	2012	revenue	2011	revenue	$ change	% change
Nine months ended September 30
Government revenue	$155	12.3	$254	31.8	$(99)	(39.0)
Commercial revenue	1,106	87.7	544	68.2	562	103.3
Total contract revenue	$1,261	100.0	$798	100.0	$463	58.0

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

Contract revenue was higher during the three and nine months ended September 30, 2012 than the same periods in 2011 due to increased sales of test fixtures, prototype units and evaluation kits in 2012 compared to the prior year.

Our backlog of development contracts, including orders for prototype units and evaluation kits, at September 30, 2012 was $184,000 compared to $933,000 at September 30, 2011, all of which is scheduled for completion during the next twelve months.

Royalty revenue.

(in thousands)	2012	2011	$ change	% change

Three months ended September 30	$83	$-	$83	n/a

(in thousands)	2012	2011	$ change	% change

Nine months ended September 30	$83	$-	$83	n/a

We earn royalty revenue from the licensing of our patents. Under the terms of our current licensing agreement, we earn royalties based on sales volumes of the licensee. We recognize royalty revenue based on unit sales reported by the licensee during the quarter and when all revenue recognition criteria are met.

The increase in royalty revenue during the three and nine months ended September 30, 2012 compared to the prior year was the result of our transition to an "Image by PicoP" ingredient brand business model, under which we began licensing our technology.

We expect royalty and license revenue to increase as we focus on our licensing model and as our technology continues to be integrated into additional consumer, automotive, enterprise and industrial products of OEMs.

Cost of product revenue.

		% of		% of
		product		product
(in thousands)	2012	revenue	2011	revenue	$ change	% change
Three months ended September 30	$887	44.0	$2,483	162.8	$(1,596)	(64.3)
Nine months ended September 30	4,781	111.3	7,708	232.5	(2,927)	(38.0)

Cost of product revenue includes the direct and allocated indirect cost of manufacturing products sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of these products. Indirect costs include labor and other costs associated with operating our manufacturing capabilities and capacity. Our overhead, which includes the costs of procuring, inspecting and storing material, and facility and depreciation costs, is allocated to cost of product revenue based on the proportion of direct material purchased to support production. Cost of product revenue also includes any manufacturing overhead associated with excess capacity and adjustments to reflect our inventory at lower of cost or market. During the three and nine months ended September 30, 2012 we expensed approximately $112,000 and $523,000 of manufacturing overhead associated with production capacity in excess of production requirements, compared to $247,000 and $945,000 during the three and nine months ended September 30, 2011.

Cost of product revenue for the three and nine months ended September 30, 2012, included write downs of zero and $1.1 million, respectively, compared to $0 and $944,000 respectively for the same periods in 2011. The write downs included lower of cost or market adjustments to reflect our current estimated selling prices for our inventory at the end of each quarter. During the third quarter of 2012 and 2011, we sold inventory which had been previously written down to the lower of cost or market. Accordingly, cost of product revenue for the three months ended September 30, 2012 and 2011 was off-set by approximately $616,000 and $1.7 million, respectively, of previously recognized write downs associated with this inventory.

Cost of product revenue was lower during the three and nine months ended September 30, 2012 than the same periods in 2011 primarily as a result of higher gross margins on the sale of key components under our "Image by PicoP" ingredient brand business model compared to the gross margins realized on our SHOWWX™ line of accessory pico projectors.

The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on changes in product prices, product mix and volume. The decrease in the cost of product revenue as a percentage of product revenue in 2012, compared to the same period in 2011, was primarily attributed to the sale of key components under our "Image by PicoP" ingredient brand business model. We expect to realize higher margins under our component sales model compared to those realized on sales of our SHOWWX™ line of accessory pico projectors.

Cost of contract revenue.

		% of		% of
		contract		contract
(in thousands)	2012	revenue	2011	revenue	$ change	% change
Three months ended September 30	$251	48.7	$237	75.5	$14	5.9
Nine months ended September 30	654	51.9	931	116.7	(277)	(29.8)

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

Cost of contract revenue and cost of contract revenue as a percentage of contract revenue was lower during the three and nine months ended September 30, 2012 than the same periods in 2011 primarily as a result of change in the contract mix compared to the prior periods. The three and nine months ended September 30, 2012 included performance on lower-cost sales of test fixtures, prototype units and evaluation kits compared to higher cost development contracts during the same periods in 2011. Cost of contract revenue for the nine months ended September 30, 2011 included a provision for estimated losses on uncompleted contracts of $186,000. The losses resulted from excess material cost associated with minimum order quantities for materials required to complete the statement of work.

The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract cost mix and the levels of direct and indirect costs incurred.

Research and development expense.

(in thousands)	2012	2011	$ change	% change
Three months ended September 30	$3,097	$3,641	$(544)	(14.9)
Nine months ended September 30	10,264	11,446	(1,182)	(10.3)

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

The decrease in research and development expense during the three and nine months ended September 30, 2012, compared to the same periods in 2011, is primarily due to decreased payroll costs associated with reductions in staffing levels compared to the prior year and lower non-cash compensation expense resulting from the forfeiture of stock option grants.

We believe that under the ingredient brand business model we will lower our research and development spending substantially in the future. We expect that continuing research and development expense will be required to advance the PicoP technology and support our customers to integrate our technology into their products under the ingredient brand business model.

Sales, marketing, general and administrative expense.

(in thousands)	2012	2011	$ change	% change
Three months ended September 30	$2,425	$3,306	$(881)	(26.6)
Nine months ended September 30	8,777	10,182	(1,405)	(13.8)

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

The decrease in sales, marketing, general and administrative expense during the three and nine months ended September 30, 2012, compared to the same periods in 2011, is primarily due to decreased payroll costs associated with reductions in staffing levels compared to the prior year and lower non-cash compensation expense resulting from the forfeiture of stock option grants.

Other income (expense).

(in thousands)	2012	2011	$ change	% change
Three months ended September 30	$156	$34	$122	358.8
Nine months ended September 30	172	141	31	22.0

The change in other income (expense) for the three and nine months ended September 30, 2012 compared to the same periods in 2011 resulted primarily from increased sales of excess inventory during the three and nine months ended September 30, 2012 versus the prior year.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of equity and debt securities and, to a lesser extent, from development contract revenues and product sales. At September 30, 2012, we had $10.7 million in cash and cash equivalents.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through the second quarter of 2013. We will require additional cash to fund our operating plan past that time. We are introducing new technology into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. If the level of sales anticipated by our financial plan is not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We plan to obtain additional cash through the issuance of equity or debt securities and through the monetization of select patents that we believe are not core to our business. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially to extend our funds as we pursue other financing opportunities and business relationships. This limitation of operations could include delaying development projects and reductions in staff, operating costs, including research and development, and capital expenditures.

In March 2012, we received a report from our predecessor independent public accounting firm regarding the consolidated financial statements for the year ended December 31, 2011 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis.

In April 2012, we implemented measures designed to significantly reduce our cash used in operations in the second half of 2012 compared to the levels expected for the first half of 2012 which is consistent with our ingredient brand business model.

Cash used in operating activities totaled $17.0 million during the nine months ended September 30, 2012, compared to $21.8 million during the same period in 2011. During the nine months ended September 30, 2012, the decrease in net cash used in operating activities was primarily driven by lower inventory purchases for commercialization of PicoP-based products.

Net cash used in investing activities totaled $70,000 for the nine months ended September 30, 2012 compared to net cash used in investing activities of $5,000 during the nine months ended September 30, 2011. During the nine months ended September 30, 2012, the change in net cash used in investing activities was primarily driven by reductions of letter of credit requirements. The letter of credit requirements were reduced by $350,000 during the nine months ended September 30, 2012 compared to $476,000 during the same period in 2011. During the nine months ended September 30, 2012, we used cash of $478,000 for capital expenditures, compared to $492,000 during the same period in 2011.

Net cash provided by financing activities totaled $14.7 million for the nine months ended September 30, 2012 compared to $11.8 million during the same period in 2011.

In June 2012, we raised $10.5 million before issuance costs of approximately $823,000 through an underwritten public offering of 4.2 million shares of our common stock and warrants to purchase 2.1 million shares of our common stock. The warrants have an exercise price of $2.65 per share, a five year term, and are exercisable beginning one year from the date of issuance.

In May 2012, we raised approximately $5.0 million before issuance costs of approximately $71,000 from the sale of 3.3 million shares of common stock and warrants to purchase 1.0 million shares of our common stock to private investors. The warrants have an exercise price of $2.12 per share, a three year term, and are exercisable beginning on the date of issuance.

During the nine months ended September 30, 2011, we completed four draws from our committed equity financing facilities, for a total of $12.1 million before placement agent and other issuance costs from the sale of 1.7 million shares of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of September 30, 2012, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to the market and interest rate risk is not material.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity and return.

The values of cash equivalents and investment securities, available-for-sale by maturity date as of September 30, 2012, are as follows:

(amount in thousands)	Amount	Percent
Cash and cash equivalents	$10,743	100.00%
Less than one year	-	-%
One to two years	-	-
Greater than five years	-	-%
	$10,743	100.00%

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

  As of September 30, 2012, we had an accumulated deficit of $433.5 million.
  We incurred consolidated net losses of $331.6 million from inception through 2009, $47.5 in 2010, $35.8 million in 2011, and a net loss of $18.6 million in the nine months ended September 30, 2012.

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

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through the second quarter of 2013. We will require additional cash to fund our operating plan past that time. We are introducing new technology into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. If the level of sales anticipated by our financial plan is not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We plan to obtain additional cash through the issuance of equity or debt securities and through the monetization of select patents that we believe are not core to our business.

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

Our backlog of open orders totaled $4.5 million as of September 30, 2012. We may be unable to meet the performance requirements, including performance specifications or delivery dates, required by such purchase orders.　 Further, our customers may be unable or unwilling to　perform their obligations thereunder on a timely basis or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies　do not achieve market acceptance or our customers otherwise fail to achieve their operating goals.　 To the extent we are unable to perform under such purchase orders or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

It may become more difficult to sell our stock in the public market or maintain our listing on the NASDAQ Global Market.

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were not listed on the NASDAQ Capital Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market- making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. The market price of our stock has mostly traded below $5.00 per share during 2012, 2011, and 2010. On November 2, 2012, the closing price of our stock was $2.20.

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

Qualifying a new contract manufacturer or foundry for our products could cause us to experience delays that result in lost revenues and damaged customer relationships.

We rely on single suppliers to manufacture our PicoP display engine and our MEMS chips in wafer form. The lead time required to establish a relationship with a new contract manufacturer or foundry is long, and it takes time to adapt a product's design to a particular manufacturer's processes. Accordingly, there is no readily available alternative source of supply for these products and components in high volumes. Changing our source of supply and manufacture could cause significant delays in shipping products which may result in lost revenues and damaged customer relationships.

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

Our success depends on our executive officers and other key personnel and on the ability to attract and retain qualified new personnel, including a new Chief Financial Officer. Achievement of our business objectives will require substantial additional expertise in the areas of sales and marketing, research and product development and manufacturing. Competition for qualified personnel in these fields is intense, and the inability to attract and retain additional highly skilled personnel, or the loss of key personnel, could reduce our revenues and adversely affect our business.

ITEM 6. Exhibits
10.1	Jeff T. Wilson Severance and Release Agreement
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
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

MICROVISION, INC.
Date: November 6, 2012	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2012	BY:	/s/ Jeff Wilson
Jeff Wilson
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)

EXHIBIT INDEX

The following documents are filed herewith.

Exhibit Number	Description
10.1	Jeff T. Wilson Severance and Release Agreement
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.