Form 10-K
period 2012-12-31
MICROVISION INC
filed 2013-03-14
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $40.0 million (based on the closing price for the registrant's Common Stock on the NASDAQ Global Market of $1.61 per share).

The number of shares of the registrant's common stock outstanding as of March 7, 2013 was 25,237,000.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2013 Annual Meeting of Shareholders are incorporated herein by reference into Part III of this report.

MicroVision, Inc.
2011 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Preliminary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, technology development by third parties, future operations, financing needs or plans of MicroVision, as well as assumptions relating to the foregoing. The words "anticipate," "could," "would," "believe," "estimate," "expect," "goal," "may," "plan," "project," "will," and similar expressions identify forward-looking statements. Factors that could cause actual results to differ materially from those projected in our forward-looking statements include the following: our ability to obtain financing; market acceptance of our technologies and products; our financial and technical resources relative to those of our competitors; our ability to keep up with rapid technological change; government regulation of our technologies; our ability to enforce our intellectual property rights and protect our proprietary technologies; the ability to obtain additional contract awards and to develop partnership opportunities; the timing of commercial product launches; the ability to achieve key technical milestones in key products; and other risk factors identified below in Item 1A.

ITEM 1. BUSINESS

Overview

We are developing our proprietary PicoP® display technology which can be used by our customers to create high-resolution miniature laser display and imaging engines. Our PicoP display technology utilizes our widely patented expertise in two dimensional Micro-Electrical Mechanical Systems (MEMS), lasers, optics, and electronics to create a high quality video or still image from a small form factor device with lower power needs than conventional display technologies. Our strategy is to develop and supply PicoP display technology directly or through licensing arrangements to original equipment manufacturers (OEMs) in market segments including consumer electronics, automotive, and industrial for integration into their products.

During 2012, we aligned our operations to our ingredient brand strategy, simplifying our operations and resulting in an expected significant reduction to our future cash requirements. Our strategy is to focus our efforts on licensing our technology to partners who will produce display engines based on PicoP display technology and incorporate the engine into their products. Our development efforts are focused on supporting our customers in their manufacturing and integration and optimizing PicoP display technology for specific applications.

The primary objective for consumer applications is to provide users of mobile consumer devices such as smartphones, media players, tablet PCs and other consumer electronics products with a large screen viewing experience produced by a small projector either embedded in the device or via an attached accessory. These potential products would allow users to watch movies and videos, play video games, and display images and other data onto a variety of surfaces, freeing users from the limitations of a small, palm-sized screen. PicoP display technology could be further modified to be embedded into a pair of glasses to provide the mobile user with a see-through or occluded personal display to view movies, play games or access other content.

PicoP display technology is currently sold by Pioneer Corporation as part of an aftermarket high-resolution head-up display (HUD) that projects point-by-point navigation, critical operational, safety and other information important to the vehicle operator. With some modification PicoP display technology could also be embedded into a vehicle or integrated into a portable standalone HUD.

PicoP enabled devices can be used in field-based professions such as service repair or sales to view and share information such as schematics for equipment repair, sales data, orders or contact information within a CRM application on a larger, more user-friendly display. We also see potential for embedding PicoP display technology in industrial products where our displays could be used for 3D measuring and digital signage, enhancing the overall user experience of these applications. We continue to enter into a limited number of development agreements with commercial and U.S. government customers to develop advanced prototypes and demonstration units based on our light scanning technologies.

We develop and procure intellectual property rights relating to our technology as a key aspect of our business strategy. We generate intellectual property from our internal research and development activities and our ongoing performance on development contracts. We also have acquired exclusive rights to various technologies under licensing and acquisition agreements.

We currently sell our SHOWWX™ line of pico projectors. In 2012, we reduced our sales and marketing for these products and we do not expect to increase our investment in the SHOWWX product in the future.

We also currently sell our ROV hand held bar code scanners, which use our proprietary MEMS technology, and bar code scanner enabled enterprise solutions. We reduced our sales and marketing efforts on the bar code product in 2009 and we do not expect to increase our investment in the bar code product in the future.

Technology

Our patented PicoP display technology includes a single-mirror MEMS scanner, laser light sources, electronics, and optics combined using our proprietary system control expertise, gained through years of internal research and development. Our bi- directional MEMS scanning mirror is a key component of our technology platform and is one of our core competencies. Our MEMS design is a silicon device with a tiny mirror at the center. This mirror is connected to small flexures which allow it to oscillate vertically and horizontally to capture (imaging) or reproduce (display) an image pixel-by-pixel. PicoP display technology create a brilliant, full color, high contrast, uniform display over the entire field of view, from a small and thin package. We believe that our proprietary PicoP display technology offers significant advantages over traditional display and imaging systems. Depending on the specific product application, these advantages may include:

  Small and thin package size
  High brightness and contrast with 100% brightness uniformity
  Rich, saturated color reproduction
  Higher resolution
  Clear text readability
  Reduced power requirements that enable battery operation
  Simple optical design that does not require complex focusing lenses
  Lower price at volume

PicoP display technology currently uses red, blue and green laser diodes as the light source for the projector. Historically, the availability of green lasers has been constrained due to their complexity and a limited number of manufacturers. While the manufacturing complexity of the green laser has improved there continue to be a limited number of suppliers.

Business Strategy

Our business strategy is to commercialize our technology in the form of licensing arrangements whereby leading OEMS integrate and embed PicoP display technology across a broad range of display and imaging product applications. Presently, we are focused on the following steps to implement our business strategy:

  Continue rapid advancement of our technology platform and value-add applications.
  Target leading OEMs to integrate our PicoP technology into their products.
  Partner with original design manufacturers (ODMs) and Automotive Tier 1 suppliers to produce advanced prototypes and demonstration units using PicoP display technology, in order to market the benefits of our technology by us or our partners to OEM customers while minimizing our own development costs.
  Supply key components for the display engine being developed by OEMs and ODMs who license PicoP display technology.
  Maintain a position of leadership with our intellectual property around PicoP display technology.

Pioneer is our first customer under the business model whereby we sell components and receive a license fee and royalties for our PicoP display technology. In 2012 Pioneer launched their Cyber Navi HUD incorporating MicroVision's PicoP display technology. We are supplying Pioneer with the MEMs and key electronics for their production of the Cyber Navi system.

Marketing Focus:
Mobile Device Displays

The use of mobile devices worldwide has grown significantly in the last decade and consumers' awareness and willingness to use mobile devices for data services has increased dramatically over the last few years. Applications such as email, texting, web-browsing, downloading and playing of videos, social networking and mobile gaming are driving the demand for more capable smartphones and other mobile devices such as tablets. Typically, these devices have small screens which limit the utility and enjoyment of the content, especially in small group settings. We believe that pico projectors can free mobile device users from the limitations of a palm-sized or tablet-sized screen and provide a large screen viewing experience to increase the usefulness and enjoyment of watching movies and videos, playing mobile games, and displaying and sharing images and many other applications.

Vehicle Displays

We believe an automotive head-up display (HUD) improves driver safety by eliminating the driver's need to look away from the road to read information such as GPS mapping images, audio controls and other automobile instrumentation. Working independently and with Tier 1 suppliers, we have produced prototypes that demonstrate the ability of PicoP display technology to project high-resolution images onto the windshield of an automobile, providing the driver with a variety of information related to the car's operation. We believe that an automotive HUD based on our PicoP display technology offers three distinct advantages over competing head-up displays:

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

We are working independently and with various ODMs and Tier 1 automotive suppliers to market PicoP display technology to automotive sector OEM customers. We expect that our PicoP display technology subsystem could be integrated by a Tier 1 supplier into their HUD product package for sale to automobile manufacturers or by a product integrator into an aftermarket product for direct sale to their customers for use in automobiles, specialty vehicles, trucks, buses and motor coaches.

Go-To-Market Strategy

We are currently marketing our PicoP display technology to leading OEMs and ODMs. We expect our vertically integrated customers will integrate our PicoP display technology into their end products. We expect other customers will develop PicoP display engines for sale to OEMs. We expect products using our technology will be branded and distributed by our OEM customers.

Certain applications using PicoP display technology, such as an automotive HUD or pico projection for tablet PCs and mobile phones require integration of an engine based on our technology into other products. In markets requiring high volume production of the PicoP display engine components or subsystems that are to be integrated with other components, we plan to provide designs for components, subsystems and systems to OEMs under licensing agreements.

We expect that some customers will require unique designs for their products. We expect that such relationships will generally involve a period of co-development during which our customer's engineering, manufacturing and marketing teams would work with our technical staff to customize the PicoP display technology for their targeted market and application. We may charge fees to our customers to fund the costs of the engineering effort incurred on such development projects. The nature of these relationships may vary from partner to partner depending on the proposed specifications for the PicoP display engine, the product to be developed, and the customers' design, manufacturing and distribution capabilities. We believe this strategy allows us to limit our own direct manufacturing investment for components, reducing our capital requirements and risks inherent in taking PicoP display technology to market.

To date, the majority of our revenue from pico projection products has been generated primarily through sales of PicoP display engine components to Pioneer and sales of our SHOWWX line of accessory projectors through distributors and OEM customers, and to a lesser extent directly to end users through our online store. In the future, we expect a larger percentage of our revenue to come from royalties associated with licensing reference designs for components, subsystems, and systems under licensing agreements and sales of MEMs and key electronics components.

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

Competitive Conditions

The information display industry is highly competitive. Potential display products incorporating our technology will compete with established manufacturers of mature display technologies such as miniaturized cathode ray tube and flat panel display devices, as well as companies developing new display technologies. Our competitors include companies such as Texas Instruments Incorporated, Micron Technology, ST Micro, and Syndiant, most of which have much greater financial, technical and other resources than we do. Many of our competitors are developing alternative miniature display technologies. Our competitors may succeed in developing information display technologies and products that could render our technology or our proposed products commercially infeasible or technologically obsolete.

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

Our ability to compete effectively in the display and image capture market will depend, in part, on our ability and the ability of our licensors to maintain the proprietary nature of these technologies.

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

Additional Information

We perform research and development to design and develop our technology platform and modifications to PicoP display technology that will be required for specific applications. Research and development expense for the fiscal years ended December 31, 2012, 2011, and 2010 was $13.1 million, $15.3 million, and $21.6 million, respectively. In 2012, 81% of our revenue was generated from product sales, and 2% and 17% of revenue was derived from performance on development contracts with the U.S government and commercial customers, respectively. One commercial customer accounted for 61% of our revenue in 2012. In 2011, 77% of our revenue was generated from product sales, and 6% and 17% of revenue was derived from performance on development contracts with the U.S government and commercial customers, respectively. One commercial customer accounted for 11% of our revenue in 2011. In 2010, 81% of our revenue was generated from product sales, 4% and 15% of revenue was derived from performance on development contracts with the U.S. government and commercial customers, respectively. One commercial customer accounted for 26% of total revenue in 2010. Prior to 2010, most of our revenue was generated from development contracts to develop our technology to meet customer specifications for both the U.S. government and commercial enterprises. Our contracts with the U.S. government can be terminated for convenience by the U.S. government at any time. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

We had a backlog of $1.8 million at December 31, 2012 compared to a backlog of $2.1 million at December 31, 2011. The backlog at December 31, 2012 is composed of $1.4 million in orders for key components under our "Image by PicoP" ingredient brand business model and $100,000 in development contracts and orders for prototype units and evaluation kits, and $320,000 in orders for accessory pico projectors. We plan to complete all of the backlog contracts within one year.

Employees

As of March 7, 2013, we had approximately 67 employees.

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

  As of December 31, 2012, we had an accumulated deficit of $437.5 million.
  We incurred consolidated net losses of $331.5 million from inception through 2009, $47.5 million in 2010, $35.8 million in 2011, and $22.7 million in 2012.

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

We cannot be certain that we will succeed in obtaining additional development contracts or that we will be able to obtain substantial customer orders for our products. In light of these factors, we expect to continue to incur substantial losses and negative cash flow at least through 2013 and likely thereafter. We cannot be certain that we will achieve positive cash flow at any time in the future.

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

Our capital requirements will depend on many factors, including, but not limited to, the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce products incorporating PicoP display technology and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if the mix of revenues varies from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by us.

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

Our strategy for commercializing our technology and products incorporating PicoP display technology includes entering into cooperative development, manufacturing, sales and marketing arrangements with corporate partners, original equipment manufacturers and other third parties. We cannot be certain that we will be able to negotiate arrangements on acceptable terms, if at all, or that these arrangements will be successful in yielding commercially viable products. If we cannot establish these arrangements, we would require additional capital to undertake such activities on our own and would require extensive manufacturing, sales and marketing expertise that we do not currently possess and that may be difficult to obtain. In addition, we could encounter significant delays in introducing PicoP display technology or find that the development, manufacture or sale of products incorporating the PicoP display engine would not be feasible. To the extent that we enter into cooperative development, sales and marketing or other joint venture arrangements, our revenues will depend upon the performance of third parties. We cannot be certain that any such arrangements will be successful.

We cannot be certain that our technology platform or products incorporating PicoP display technology will achieve market acceptance. If products incorporating PicoP display technology do not achieve market acceptance, our revenues may not grow.

Our success will depend in part on customer acceptance of PicoP display technology. PicoP display technology may not be accepted by manufacturers who use display technologies in their products, by systems integrators who incorporate our products into their products or by end users of these products. To be accepted, PicoP display technology must meet the expectations of our potential customers in the consumer, automotive, industrial, and other markets. If our technology fails to achieve market acceptance, we may not be able to continue to develop our technology platform.

Future products based on our PicoP display technology are dependent on advances in technology by other companies.

Our PicoP display technology will continue to rely on technologies, such as light sources, MEMS and optical components that are developed and produced by other companies. The commercial success of certain future products based on our technology will depend in part on advances in these and other technologies by other companies. We may, from time to time, contract with and support companies developing key technologies in order to accelerate the development of them for our or our customers' specific uses. There are no guarantees that such activities will result in useful technologies or components for us.

We are dependent on a small number of customers for our revenue. Our quarterly performance may vary substantially and this variance, as well as general market conditions, may cause our stock price to fluctuate greatly and potentially expose us to litigation.

Since 2010, most of our revenues have been generated from product sales to a limited number of customers and distribution partners. In 2012, 61% of our revenue was generated from sales to Pioneer Corporation. Our quarterly operating results may vary significantly based on:

  commercial acceptance of PicoP-based products;
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

Our backlog of open orders totaled $1.8 million as of December 31, 2012. We may be unable to meet the performance requirements, including performance specifications or delivery dates, required by such purchase orders.  Further, our customers may be unable or unwilling to perform their obligations thereunder on a timely basis or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals.  To the extent we are unable to perform under such purchase orders or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

It may become more difficult to sell our stock in the public market or maintain our listing on the NASDAQ Global Market.

Our common stock is listed for quotation on The NASDAQ Global Market. On February 26, 2013, we received a deficiency notice from NASDAQ advising us that for 30 consecutive trading days preceding the date of the notice we were not in compliance with the $50,000,000 minimum market value of listed securities required for continued listing on The NASDAQ Global Market pursuant to NASDAQ's listing requirements. Market value of listed securities is calculated by multiplying our daily closing bid price by our total outstanding shares of common stock. In accordance with NASDAQ's listing rules, we have 180 calendar days, or until August 26, 2013, to regain compliance with this requirement. During this initial 180-day compliance period, we can regain compliance if the market value of its listed securities closes at $50,000,000 or more for a minimum of 10 consecutive business days. We could also regain compliance with NASDAQ's continued listing requirements by reporting stockholders' equity of $10 million or more.

If we are unable to continue to meet NASDAQ'S listing maintenance standards for any reason, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were not listed on the NASDAQ Capital Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. The market price of our stock has mostly traded below $5.00 per share during 2012 and 2011. On March 7, 2013, the closing price of our stock was $1.68.

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

We could face lawsuits related to our use of PicoP display technology or other technologies. Defending these suits would be costly and time consuming. An adverse outcome in any such matter could limit our ability to commercialize our technology and products, reduce our revenues and increase our operating expenses.

We are aware of several patents held by third parties that relate to certain aspects of light scanning displays and image capture products. These patents could be used as a basis to challenge the validity, limit the scope or limit our ability to obtain additional or broader patent rights of our patents or patents we have licensed. A successful challenge to the validity of our patents or patents we have licensed could limit our ability to commercialize our technology and the PicoP display engine and, consequently, materially reduce our revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us with respect to current and future technology. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually be issued with claims that will be infringed by our products or our technology. The defense and prosecution of a patent suit would be costly and time consuming, even if the outcome were ultimately favorable to us. An adverse outcome in the defense of a patent suit could subject us to significant costs, to require others and us to cease selling products that incorporate PicoP display technology, to cease licensing our technology or to require disputed rights to be licensed from third parties. Such licenses, if available, would increase our operating expenses. Moreover, if claims of infringement are asserted against our future co-development partners or customers, those partners or customers may seek indemnification from us for damages or expenses they incur.

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

Products incorporating PicoP display technology could become subject to new health and safety regulations that would reduce our ability to commercialize PicoP display technology. Compliance with any such new regulations would likely increase our cost to develop and produce products using PicoP display technology and adversely affect our financial results.

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

We currently use foreign manufacturers and plan to continue to use foreign manufacturers to manufacture future products, where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We currently lease approximately 67,000 square feet of combined use office, laboratory and manufacturing space at our headquarters facility in Redmond, Washington. The 90 month lease expires in August 2013.

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

Alexander Tokman, age 51, has served as President, Chief Executive Officer and a director of MicroVision since January 2006. Mr. Tokman served as MicroVision's President and Chief Operating Officer from July 2005 to January 2006. Mr. Tokman, a former GE executive, joined MicroVision after a 10-year tenure at GE Healthcare, a subsidiary of General Electric, where he led several global businesses, most recently as General Manager of its Global Molecular Imaging and Radiopharmacy multi-technology business unit from 2003 to 2005. Prior to that, between 1995 and 2003, Mr. Tokman served in various cross-functional and cross-business leadership roles at GE where he led the definition and commercialization of several medical modalities product segments including PET/CT, which added over $500 million of revenue growth to the company within the first three years of its commercial introduction. Mr. Tokman is a certified Six Sigma and Design for Six Sigma (DFSS) Black Belt and Master Black Belt and as one of GE's Six Sigma pioneers, he drove the quality culture change across GE Healthcare in the late 1990s. From November 1989 to March 1995 Mr. Tokman served as new technologies programs lead and a head of I&RD office at Tracor Applied Sciences a subsidiary of then Tracor, Inc. Mr. Tokman has both an M.S. and B.S. in Electrical Engineering from the University of Massachusetts, Dartmouth.

Michael Franzi, age 57, joined MicroVision in December 2012 as Vice President, Marketing and Business Development. Prior to MicroVision, from August 2009 to December 2012, he served as the principal of MJF Group, a consulting firm that assists companies in monetizing technology assets, including licensing of intellectual property and the development of strategic and tactical sales and marketing plans. From September 2010 to July 2011, he was Vice President and General Manager of Synopsis, Inc., a supplier of electronic design automation solutions, systems and intellectual property to global semiconductor and electronic OEM companies. He served as Vice President Global Marketing of ARC International from June 2008 until its acquisition by Synopsis in September 2010. From August 2005 to April 2008, Mr. Franzi served as Vice President Global Licensing and Business Development of SRS Labs, Inc. an audio technology engineering company that specialized in licensing of audio enhancement technology solutions for global electronic companies. Mr. Franzi received a B.S. degree in electrical engineering from the Swanson School of Engineering, University of Pittsburgh..

Thomas M. Walker, age 48, has served as Executive Vice President since December 2012. Mr. Walker served as Vice President, General Counsel and Secretary from May 2002 to December 2012. Prior to joining MicroVision, Mr. Walker served as Senior Vice President, General Counsel and Secretary of Advanced Radio Telecom Corp., a publicly held technology and services company where he managed domestic and international legal affairs from April 1996 to April 2002. Prior to that, Mr. Walker advised publicly and privately held businesses while practicing in the Los Angeles offices of the law firms of Pillsbury Winthrop and Buchalter, Nemer Fields and Younger. Mr. Walker holds a B.A. from Claremont McKenna College and a J.D. from the University of Oregon.

Jeff T. Wilson, age 52, has served as Chief Financial Officer since April 2006, Principal Financial Officer since January 2006 and Principal Accounting Officer of MicroVision since August 1999. Mr. Wilson served as Vice President, Accounting of MicroVision from April 2002 to April 2006 and as Director of Accounting of MicroVision from August 1999 to March 2002. Prior to joining MicroVision, from 1991 to 1999, Mr. Wilson served in various accounting positions for Siemens Medical Systems, Inc., a developer and manufacturer of medical imaging equipment. Prior to 1991, Mr. Wilson served as a manager with the accounting firm PricewaterhouseCoopers LLP. Mr. Wilson is a Certified Public Accountant. Mr. Wilson holds a B.S. in Accounting from Oklahoma State University. On September 20, 2012, we announced that we had come to an agreement with Mr. Wilson pursuant to which he had resigned from his position as our Chief Financial Officer. Upon filing of our Form 10-K, the transition of his responsibilities will be completed.

Dale Zimmerman, age 53, has served as Vice President of Research and Development since June 2012 and Director of Systems Engineering of MicroVision from June 2011 to May 2012. Prior to MicroVision, from February 2006 to December 2008 he served as Vice President of Product Strategy of Silicon Image, a company specializing in high speed serial interface solutions for HDTV, PC and storage products. From 1996 to 2008 he served as General Manager of DLP TV for Texas Instruments where he played an important role in launching the first conference room projectors, home theater projectors, and HDTVs. His teams received many awards including 3 Emmys and CES Innovation Best of Show. He received B.S. and M.S. degrees in electrical and electronics engineering from Massachusetts Institute of Technology (MIT) and a second M.S. in electrical engineering in 2011 from Stanford University.

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

As of March 7, 2013, there were approximately 67 holders of record of 25,237,000 shares of common stock outstanding.

The high and low sales prices of our common stock for each full quarterly period in the last two fiscal years and the year to date as reported by The NASDAQ Global Market, as adjusted for the reverse stock split, are as follows:

	Common Stock
Quarter Ended	HIGH	LOW
2011
March 31, 2011	$19.36	$9.68
June 30, 2011	13.76	8.16
September 30, 2011	11.04	5.28
December 31, 2011	6.80	2.72

2012
March 31, 2012	$5.36	$2.28
June 30, 2012	3.63	1.11
September 30, 2012	2.94	1.46
December 31, 2012	2.72	1.84

2013
January 1, 2013 to March 7, 2013	$2.28	$1.54

ITEM 6. SELECTED FINANCIAL DATA

A summary of selected financial data as of and for the five years ended December 31, 2012 is set forth below. It should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. A 1:8 reverse stock split of MicroVision's common stock became effective on February 17, 2012. All of the share and per share amounts discussed and shown in the statements and tables below have been adjusted to reflect the effect of this reverse split.

	YEARS ENDED DECEMBER 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$8,365	$5,617	$4,740	$3,833	$6,611
Net loss available for common shareholders	(22,693)	(35,808)	(47,460)	(39,529)	(32,620)
Basic and diluted net loss per share	(1.05)	(2.57)	(4.17)	(4.29)	(4.23)
Weighted average shares outstanding basic and diluted	21,595	13,919	11,379	9,220	7,705
Balance Sheet Data:
Cash and cash equivalents	$6,850	$13,075	$19,413	$43,025	$25,533
Investments available-for-sale	-	-	13	2,710	2,705
Working capital	1,831	5,913	15,618	38,221	24,347
Total assets	12,938	23,870	35,233	53,536	36,964
Long-term liabilities	20	326	1,394	1,471	1,776
Total shareholders' equity (deficit)	5,054	10,802	21,833	41,891	27,651

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are developing our proprietary PicoP® display technology, which can be used by our customers to create high-resolution miniature laser display and imaging engines. Our PicoP display technology utilizes our widely patented expertise in two dimensional Micro-Electrical Mechanical Systems (MEMS), lasers, optics and electronics to create a high quality video or still image from a small form factor device with lower power needs than conventional display technologies. Our strategy is to develop and supply PicoP display technology directly or through licensing arrangements to original equipment manufacturers (OEMs) in market segments including consumer electronics, automotive, and industrial for integration into their products.

During 2012, we aligned our operations to our ingredient brand strategy, simplifying our operations and resulting in an expected significant reduction to our future cash requirements. Our strategy is to focus our efforts on licensing our technology to partners who will produce display engines based on PicoP display technology and incorporate the engine into their products. Our development efforts are focused on supporting our customers in their manufacturing and integration and optimizing PicoP display technology for specific applications.

The primary objective for consumer applications is to provide users of mobile consumer devices such as smartphones, media players, tablet PCs and other consumer electronics products with a large screen viewing experience produced by a small projector either embedded in the device or via an attached accessory. These potential products would allow users to watch movies and videos, play video games, and display images and other data onto a variety of surfaces, freeing users from the limitations of a small, palm-sized screen. PicoP display technology could be further modified to be embedded into a pair of glasses to provide the mobile user with a see-through or occluded personal display to view movies, play games or access other content.

PicoP display technology is currently sold by Pioneer Corporation as part of an aftermarket high-resolution head-up display (HUD) that projects point-by-point navigation, critical operational, safety and other information important to the vehicle operator. With some modification PicoP display technology could also be embedded into a vehicle or integrated into a portable standalone HUD.

PicoP enabled devices can be used in field-based professions such as service repair or sales to view and share information such as schematics for equipment repair, sales data, orders or contact information within a CRM application on a larger, more user-friendly display. We also see potential for embedding PicoP display technology in industrial products where our displays could be used for 3D measuring and digital signage, enhancing the overall user experience of these applications. We continue to enter into a limited number of development agreements with commercial and U.S. government customers to develop advanced prototypes and demonstration units based on our light scanning technologies.

We develop and procure intellectual property rights relating to our technology as a key aspect of our business strategy. We generate intellectual property from our internal research and development activities and our ongoing performance on development contracts. We also have acquired exclusive rights to various technologies under licensing and acquisition agreements.

We currently sell our SHOWWX line of pico projectors. In 2012, we reduced our sales and marketing for these products and we do not expect to increase our investment in the SHOWWX product in the future.

We also currently sell our ROV hand held bar code scanners, which use our proprietary MEMS technology, and bar code scanner enabled enterprise solutions. We reduced our sales and marketing efforts on the bar code product in 2009 and we do not expect to increase our investment in the bar code product in the future.

We have incurred substantial losses since inception and expect to incur a substantial loss during the fiscal year ending December 31, 2013.

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

We believe the following key accounting policies require more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. Our product sales generally include acceptance provisions. We recognize product revenue upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. We have entered into agreements with resellers and distributors, as well as selling directly to the public. Sales made to resellers and distributors are recognized using either the sell-through method or upon expiration of the contractually agreed-upon acceptance period, depending on our ability to reasonably estimate returns. Some of the agreements with resellers and distributors contain price- protection clauses, and revenue is recognized net of these amounts. Sales made directly to the public are recognized either upon expiration of the contractual acceptance period after which there are no rights of return, or net of estimated returns and allowances. Provisions are made for warranties at the time revenue is recorded. Our quarterly revenue may vary substantially due to the timing of product orders from customers, production constraints and availability of components and raw materials.

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

Intangible Assets. Our intangible assets consist entirely of purchased patents. The patents are amortized using the straight-line method over their estimated period of benefit, ranging from one to 17 years. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. We compare the projected undiscounted net cash flows associated with the related intangible assets or group of assets over their remaining lives against their respective carrying amounts. Measurement of an impairment loss for our intangible assets is based on the difference between the fair value of the asset and its carrying value.

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

Results of Operations

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

Product Revenue.
		% of		% of
		product		product
	2012	revenue	2011	revenue	$ change	% change
(in thousands)
Product revenue	$6,782	100.0	$4,338	100.0	$2,444	56.3

Product revenue primarily includes sales of components under our "Image by PicoP" ingredient brand business model and sales of our SHOWWX™ line of accessory pico projectors.

Our quarterly and annual revenue may vary substantially due to the timing of product orders from customers, production constraints and availability of components and raw materials. In 2012, we reduced our sales and marketing effort on our sales of our SHOWWX™ line of accessory pico projectors and we do not expect to increase our investment in this product line in the future.

Product revenue was higher during year ended December 31, 2012 than the same period in 2011, due to sales of components primarily to Pioneer Corporation for use in their Cyber Navi automotive heads up display system ("HUD") under our "Image by PicoP" ingredient brand business model and increased sales of our PicoP display engines compared to the prior periods. The backlog of product orders at December 31, 2012 was approximately $1.7 million, compared to $1.4 million at December 31, 2011. The product backlog is scheduled for delivery within one year.

Pioneer has reported a group net loss for the period April to December 2012. The group net loss has been attributed in part due to lower financial performance for its car navigation system business. As a result of this performance, we have reduced our expectations for significant 2013 follow-on orders for their after-market HUD product.

Contract Revenue.

		% of		% of
		contract		contract
	2012	revenue	2011	revenue	$ change	% change
(in thousands)
Government revenue	$156	9.9	$345	27.0	$(189)	(54.8)
Commercial revenue	1,427	90.1	934	73.0	493	52.8
Total contract revenue	$1,583		$1,279		$304	23.8

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

Contract revenue was higher during the year ended December 31, 2012 than the same period in 2011 due to increased sales of test fixtures, prototype units and evaluation kits in 2012 compared to the prior year.

Our backlog of development contracts, including orders for prototype units and evaluation kits, at December 31, 2012 was $100,000 compared to $622,000 at December 31, 2011, all of which is scheduled for completion during the next twelve months.

Cost of Product Revenue.
		% of		% of
		product		product
	2012	revenue	2011	revenue	$ change	% change
(in thousands)
Cost of product revenue	$6,085	89.7	$11,640	268.3	$(5,555)	(47.7)

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

Cost of product revenue for 2012 and 2011 included inventory write downs of $1.1 million and $1.6 million, respectively. The write downs were primarily for lower of cost or market adjustments to our inventory value to reflect the then current estimated selling price for our inventory, as well as a reserve adjustment for materials which we expect would become obsolete as we introduced new products. The decrease in cost of product revenue for 2012, compared to 2011, was primarily attributed to a change in product mix from lower margin SHOWWX products to sales of components to support Pioneer's Cyber Navi production and decreased inventory write downs compared to the prior year. During 2012 and 2011, we sold inventory which had been previously written down to the lower of cost or market. Accordingly, cost of product revenue for 2012 and 2011 did not include approximately $1.2 million and $1.7 million of previously recognized write downs associated with this inventory. During 2012, we recorded a credit of approximately $498,000 to cost of product revenue as a result of warranty expense lower than previous estimates. During 2011, we recognized approximately $850,000 of warranty expense primarily associated with our PicoP display engine.

During 2012 and 2011, we expensed approximately $523,000 and $1.3 million, respectively, of manufacturing overhead associated with production capacity in excess of production requirements.

The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix, the level of overhead expense and the volume of direct materials purchased.

Cost of Contract Revenue.

		% of		% of
		contract		contract
	2012	revenue	2011	revenue	$ change	% change
(in thousands)
Cost of contract revenue	$839	53.0	$1,425	111.4	$(586)	(41.1)

The cost of contract revenue was lower in 2012 than in 2011 as a result of the lower activity on development contracts. Gross margin on contract revenue was significantly higher in 2012 compared to 2011. In 2011, we recorded losses on two development contracts. The losses were primarily as a result of our decision to share costs with one customer for development of advanced in-vehicle HUD prototypes in anticipation of follow-on revenue opportunities and excess material costs associated with minimum order quantities for materials required to complete one of our development contracts. The combined impact of the losses on contracts and lower gross margin was approximately $710,000 in 2011.

The cost of contract revenue as a percentage of revenue was lower in 2012 than in 2011 primarily as a result of not having recognized contract losses in 2012 as we did in 2011. The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract cost mix and the levels of direct and indirect costs incurred.

Research and Development Expense.

	2012	2011	$ change	% change
(in thousands)
Research and development	$13,135	$15,279	$(2,144)	(14.0)

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

The decrease in research and development expense during 2012, compared to the same period in 2011, is primarily attributable to decreased payroll costs associated with reductions in staffing levels compared to the prior year and lower non-cash compensation expense resulting from the forfeiture of stock option grants.

We believe that a substantial level of continuing research and development expense will be required to develop additional commercial products using the PicoP technology. Accordingly, we anticipate our level of research and development spending will continue to be substantial.

Sales, Marketing, General and Administrative Expense.

	2012	2011	$ change	% change
(in thousands)
Sales, marketing, general and administrative	$11,252	$13,314	$(2,062)	(15.5)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses. We believe that under the ingredient brand business model we will have lower sales, marketing, general and administrative spending in the future than had we not implemented the strategy.

The decrease in sales, marketing, general and administrative expense during 2012, compared to the same period in 2011, is primarily due to decreased payroll costs associated with reductions in staffing levels compared to the prior year and lower non-cash compensation expense resulting from the forfeiture of stock option grants.

Other Income and Expense.

	2012	2011	$ change	% change
(in thousands)
Other income and expense	$174	$222	$(48)	(21.6)

The decrease in other income and expense in 2012 from 2011 results primarily from lower average cash, investment securities balances, and interest rates.

Income Taxes.

No provision for income taxes has been recorded because we have experienced net losses from inception through December 31, 2012. At December 31, 2012, we had net operating loss carry-forwards of approximately $305.9 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $6.0 million. The net operating loss carry-forwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2017 to 2032 if not previously utilized. The research and development tax credits and the remaining net operating losses are scheduled to expire between 2017 and 2032. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our shareholders during any three-year period would result in a limitation on our ability to utilize a portion of our net operating loss carry-forwards.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. We did not have any unrecognized tax benefits at December 31, 2012 or at December 31, 2011.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues and product sales. At December 31, 2012, we had $6.8 million in cash and cash equivalents.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through the second quarter of 2013. We will require additional cash to fund our operating plan past that time. We are introducing new products into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. If the level of sales anticipated by our financial plan is not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis we may be required to limit our operations substantially. This limitation of operations could include reducing our planned investment in development projects resulting in reductions in staff, operating costs, capital expenditures and investment in research and development.

We have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2012 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These financial statements are prepared assuming we will continue as a going concern.

Cash used in operating activities totaled $20.6 million during 2012, compared to $27.9 million during 2011. During 2012, the decrease in net cash used in operating activities was primarily driven by lower personnel costs and increased margins on product sales, as well as savings resulting from steps taken to lower our 2012 cash use as described above.

Investing Activities

Cash used in investing activities totaled $92,000 in 2012 compared to cash provided by investing activities of $170,000 in 2011. In 2011, cash provided by investing activities primarily resulted from reductions in restricted cash used as collateral for our lease and other obligations.

Financing Activities

Cash provided by financing activities totaled $14.5 million in 2012, compared to $21.4 million in 2011. The following is a list of our financing activities during 2012 and 2011. All share amounts have been adjusted for the 1:8 reverse stock split discussed in this annual report.

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

New accounting pronouncements

See Note 2, "Summary of significant accounting policies," in the Notes to the consolidated financial statements found in part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of the end of 2012, all of our total cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risks is not material.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of December 31, 2012, our cash and cash equivalents are comprised of short- term highly rated money market savings accounts.

The values of cash equivalents and investment securities, available-for-sale by maturity date as of December 31, 2012, are as follows:

	Amount	Percent
Cash and cash equivalents	$6,850,000	100.0%
Less than one year	-	-
	$6,850,000	100.0%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
MicroVision, Inc.

We have audited the accompanying consolidated balance sheet of MicroVision, Inc. (the "Company") as of December 31, 2012, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MicroVision, Inc. as of December 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moss Adams LLP
Seattle, Washington
March 13, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MicroVision, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2011 and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for the year ended December 31, 2011 presents fairly, in all material respects, the financial position of MicroVision, Inc. and its subsidiaries at December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
Seattle, Washington
March 8, 2012

MicroVision, Inc.
Consolidated Balance Sheets (in thousands, except per share information)

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$6,850	$13,075
Accounts receivable, net of allowances of $332 and $243	1,115	463
Costs and estimated earnings in excess of billings on uncompleted contracts	12	70
Inventory	497	4,254
Other current assets	1,221	793
Total current assets	9,695	18,655

Property and equipment, net	1,205	2,347
Restricted cash	436	786
Intangible assets	1,580	2,048
Other assets	22	34
Total assets	$12,938	$23,870

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$3,035	$7,341
Accrued liabilities	4,007	5,113
Deferred revenue	609	-
Billings in excess of costs and estimated earnings on uncompleted contracts	98	156
Current portion of capital lease obligations	48	39
Current portion of long-term debt	67	93
Total current liabilities	7,864	12,742

Capital lease obligations, net of current portion	20	72
Long-term debt, net of current portion	-	67
Deferred rent, net of current portion	-	187

Total liabilities	7,884	13,068

Commitments and contingencies (Note 13)

Shareholders' Equity
Preferred stock, par value $.001; 25,000 shares authorized; 0 and
0 shares issued and outstanding	-	-
Common stock, par value $.001; 100,000 shares authorized; 25,237 and
17,019 shares issued and outstanding at December 2012
and 2011, respectively	25	17
Additonal paid-in capital	442,560	425,658
Accumulated other comprehensive loss	-	(35)
Accumulated deficit	(437,531)	(414,838)
Total shareholders' equity	5,054	10,802
Total liabilities and shareholders' equity	$12,938	$23,870

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Operations (in thousands, except per share information)

	Years Ended December 31,
	2012	2011
Product revenue	$6,782	$4,338
Contract revenue	1,583	1,279
Total revenue	8,365	5,617

Cost of product revenue	6,085	11,640
Cost of contract revenue	839	1,425
Total cost of revenue	6,924	13,065
Gross margin	1,441	(7,448)

Research and development expense	13,135	15,279
Sales, marketing, general and administrative expense	11,252	13,314
Gain on disposal of fixed assets	(79)	(11)
Total operating expenses	24,308	28,582
Loss from operations	(22,867)	(36,030)

Other income, net	174	222
Net loss	$(22,693)	$(35,808)

Net loss per share basic and diluted	$(1.05)	$(2.57)

Weighted-average shares outstanding basic and diluted	21,595	13,919

The accompanying notes are an integral part of consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Comprehensive Loss (in thousands)

	Years Ended December 31,
	2012	2011
Net loss	$(22,693)	$(35,808)

Other comprehensive gain (loss)
Unrealized gain (loss) on investment securities, available-for-sale:
Unrealized holding gain (loss) arising during period	3	(5)
Less: reclassification adjustment for losses realized in net income	32	-
Comprehensive loss	$(22,658)	$(35,813)

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Shareholders' Equity (in thousands)

	Shareholders' Equity (Deficit)
				Accumulated
	Common Stock		Additional	other		Total
		Par	paid-in	comprehensive	Accumulated	Shareholders'
	Shares	value	capital	loss	deficit	equity
Balance at December 31, 2010	12,809	$13	$400,880	$(30)	$(379,030)	$21,833
Share-based compensation expense	218	-	3,356	-	-	3,356
Exercise of warrants and options	5	-	70	-	-	70
Sales of common stock and warrants	3,987	4	21,352	-	-	21,356
Other comprehensive loss	-	-	-	(5)	-	(5)
Net loss	-	-	-	-	(35,808)	(35,808)
Balance at December 31, 2011	17,019	17	425,658	(35)	(414,838)	10,802
Share-based compensation expense	648	-	2,286	-	-	2,286
Exercise of warrants and options	16	-	23	-	-	23
Sales of common stock and warrants	7,554	8	14,593	-	-	14,601
Other comprehensive gain	-	-	-	35	-	35
Net loss	-	-	-	-	(22,693)	(22,693)
Balance at December 31, 2012	25,237	$25	$442,560	$-	$(437,531)	$5,054

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Cash Flows (in thousands)

	Years Ended December 31,
	2012	2011
Cash flows from operating activities
Net loss	$(22,693)	$(35,808)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,445	2,406
Amortization of intangible assets	184	185
Impairment of intangible assets	284	-
Gain on disposal of property and equipment	(79)	(11)
Realized loss on sale of short-term investments	32	-
Non-cash stock-based compensation	2,269	3,356
Inventory write-downs	1,094	1,563
Non-cash deferred rent	(118)	(340)
Change in:
Accounts receivable	(652)	653
Costs and estimated earnings in excess of billings on uncompleted contracts	58	67
Inventory	2,663	258
Other current assets	(419)	(221)
Other assets	12	(16)
Accounts payable	(4,077)	(532)
Accrued liabilities	(1,175)	808
Deferred revenue	609	-
Billings in excess of costs and estimated earnings on uncompleted contracts	(58)	75
Other long-term liabilities	-	(330)
Net cash used in operating activities	(20,621)	(27,887)

Cash flows from investing activities
Sales of investment securities	11	-
(Increase)/Decrease in restricted investment	350	709
Proceeds on sale of property and equipment	80	11
Purchases of property and equipment and intangible assets	(533)	(550)
Net cash provided by (used in) investing activities	(92)	170

Cash flows from financing activities
Principal payments under capital leases and long-term debt	(136)	(127)
Net proceeds from issuance of common stock and warrants	14,624	21,506
Net cash provided by financing activities	14,488	21,379

Net decrease in cash and cash equivalents	(6,225)	(6,338)
Cash and cash equivalents at beginning of period	13,075	19,413
Cash and cash equivalents at end of period	$6,850	$13,075

Supplemental disclosure of cash flow information
Cash paid for interest	$30	$46

Supplemental schedule of non-cash investing and financing activities

Other non-cash additions to property and equipment	$-	$229

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Notes to Consolidated Financial Statements

1. The Company and liquidity

MicroVision, Inc. (the "Company") is developing its proprietary PicoP® display technology, which can be used by our customers to create high-resolution miniature laser display and imaging engines. Our PicoP display technology utilizes our widely patented expertise in two dimensional Micro-Electrical Mechanical Systems (MEMS), lasers, optics and electronics to create a high quality video or still image from a small form factor device with lower power needs than conventional display technologies. Our strategy is to develop and supply PicoP display technology directly or through licensing arrangements to original equipment manufacturers (OEMs) in market segments including consumer electronics, automotive, and industrial for integration into their products.

During 2012, we aligned our operations to our ingredient brand strategy, simplifying our operations and resulting in an expected significant reduction to our future cash requirements. Our strategy is to focus our efforts on licensing our technology to partners who will produce display engines based on PicoP display technology and incorporate the engine into their products. Our development efforts are focused on supporting our customers in their manufacturing and integration and optimizing PicoP display technology for specific applications.

The primary objective for consumer applications is to provide users of mobile consumer devices such as smartphones, media players, tablet PCs and other consumer electronics products with a large screen viewing experience produced by a small projector either embedded in the device or via an attached accessory. These potential products would allow users to watch movies and videos, play video games, and display images and other data onto a variety of surfaces, freeing users from the limitations of a small, palm-sized screen. PicoP display technology could be further modified to be embedded into a pair of glasses to provide the mobile user with a see-through or occluded personal display to view movies, play games or access other content.

PicoP display technology is currently sold by Pioneer Corporation as part of an aftermarket high-resolution head-up display (HUD) that projects point-by-point navigation, critical operational, safety and other information important to the vehicle operator. With some modification PicoP display technology could also be embedded into a vehicle or integrated into a portable standalone HUD.

PicoP enabled devices can be used in field-based professions such as service repair or sales to view and share information such as schematics for equipment repair, sales data, orders or contact information within a CRM application on a larger, more user-friendly display. We also see potential for embedding PicoP display technology in industrial products where our displays could be used for 3D measuring and digital signage, enhancing the overall user experience of these applications. We continue to enter into a limited number of development agreements with commercial and U.S. government customers to develop advanced prototypes and demonstration units based on our light scanning technologies.

We develop and procure intellectual property rights relating to our technology as a key aspect of our business strategy. We generate intellectual property from our internal research and development activities and our ongoing performance on development contracts. We also have acquired exclusive rights to various technologies under licensing and acquisition agreements.

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

We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially to extend our funds as we pursue other financing opportunities and business relationships. This limitation of operations could include reducing our planned investment in working capital to fund revenue growth and delaying development projects and reductions in staff, operating costs, including research and development, and capital expenditures.

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

We have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2012 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These consolidated financial statements are prepared assuming the Company will continue as a going concern.

A 1:8 reverse stock split of MicroVision's common stock became effective on February 17, 2012. All of the share and per share amounts discussed and shown in the consolidated financial statements and notes have been adjusted to reflect the effect of this reverse split.

2. Summary of significant accounting policies

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have identified the following areas where significant estimates and assumptions have been made in preparing the financial statements: revenue recognition, valuation of share-based compensation, allowance for uncollectible receivables and inventory valuation.

Principles of consolidation

Our consolidated financial statements include the accounts of MicroVision, Inc. and MicroVision Innovations Singapore Pte. Ltd. ("MicroVision Singapore"), a wholly owned foreign subsidiary. MicroVision Singapore was incorporated in April 2011 and is engaged in advanced research and development activities and operation support functions for MicroVision, Inc. There were no material intercompany accounts and transactions during the years ended December 31, 2012 and 2011.

Cash and cash equivalents and fair value of financial instruments

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. Excluding the long term debt, the carrying value of our financial instruments approximates fair value due to their short maturities. The carrying amount of long-term debt at December 31, 2012 and 2011 was not materially different from the fair value based on rates available for similar types of arrangements.

Our cash equivalents are comprised of money market savings accounts and equity securities. We classify investment securities available-for-sale purchased with 90 days or less remaining until contractual maturities as cash equivalents.

Intangible assets

Our intangible assets consist entirely of purchased patents. The patents are amortized using the straight-line method over their estimated period of benefit, ranging from one to 17 years. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. We compare the projected undiscounted net cash flows associated with the related intangible assets or group of assets over their remaining lives against their respective carrying amounts. Measurement of an impairment loss for our intangible assets is based on the difference between the fair value of the asset and its carrying value.

Inventory

Inventory consists of key components under our "Image by PicoP" ingredient brand raw material and finished goods for our pico projectors and ROV products. Inventory is recorded at the lower of cost or market with cost determined on a net realizable value basis. We periodically assess the need to provide for obsolescence of inventory and adjust the carrying value of inventory to its net realizable value when required. In addition, we reduce the value of our inventory to its estimated scrap value when we determine that it is not probable that the inventory will be consumed through normal production during the next twelve months.

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

Restricted investments

As of December 31, 2012, restricted investments were in money market savings accounts and serve as collateral for $436,000 in irrevocable letters of credit. The restricted investments balance includes two letters of credit which are outstanding in connection with a lease agreement for our corporate headquarters building in Redmond, WA. The required balance decreases over the term of the lease, which expires in 2013. In January 2012, a $350,000 letter of credit which was outstanding under the terms of a supplier agreement expired.

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

Concentration of credit risk and sales to major customers

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of December 31, 2012, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

Concentration of Sales to Major Customers

During 2012, one commercial customer accounted for 61% of our total revenue and 96% of our accounts receivable balance at December 31, 2012. During 2011, two commercial customers accounted for 20% of our total revenue and three commercial customers accounted for 53% of our accounts receivable balance at December 31, 2011.

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

As of December 31, 2012 and 2011, we excluded the following convertible securities from diluted net loss per share as the effect of including them would have been anti-dilutive. The shares shown represent the number of shares of common stock which would be issued upon conversion in the respective years.

	December 31,
	2012	2011
Publicly traded warrants	753,000	753,000
Options and private warrants	5,696,000	2,498,000
Nonvested equity shares	207,000	132,000
	6,656,000	3,383,000

Research and development

Research and development costs are expensed as incurred.

Long-lived assets

We evaluate the recoverability of our long-lived assets when an impairment is indicated based on expected undiscounted cash flows. We recognize impairment of the carrying value of long-lived assets, if any, based on the fair value of such assets.

Share-based compensation

Our share-based incentive compensation plans are described in Note 11.

We use the straight-line attribution method to allocate the fair value of share-based compensation awards over the requisite service period for each award. The following table shows the amount of share-based employee compensation expense included in the statements of operations for each period shown:

	Year Ended December 31,
	2012	2011
Cost of contract revenue	$34,000	$143,000
Cost of product revenue	54,000	136,000
Research and development expense	825,000	1,329,000
Sales, marketing, general and administrative expense	1,301,000	1,648,000
	$2,214,000	$3,256,000

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net loss, shareholders' equity or cash flows as previously reported.

New accounting pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance that requires disclosure of amounts reclassified out of accumulated other comprehensive income in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. We do not expect the implementation of this guidance will have a material impact on our financial statements.

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

3. Long-term contracts

Cost and estimated earnings in excess of billings on uncompleted contracts comprises amounts of revenue recognized on contracts that we have not yet billed to customers because the amounts were not contractually billable at December 31, 2012 and 2011. The following table summarizes when we will be contractually able to bill the balance as of December 31, 2012 and 2011 (in thousands).

	Year Ended December 31,
	2012	2011
Billable within 30 days	$5	$63
Billable between 31 and 90 days	-	-
Billable after 90 days	7	7
	$12	$70

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

The following table summarizes the costs incurred on our revenue contracts (in thousands):

	December 31,
	2012	2011
Costs and estimated earnings incurred on uncompleted contracts	$1,977	$1,822
Billings on uncompleted contracts	(2,063)	(1,908)
	$(86)	$(86)

Included in accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted
contracts	$12	$70
Billings in excess of costs and estimated earnings on uncompleted
contracts	(98)	(156)
	$(86)	$(86)

4. Inventory

Inventory consists of the following:

	December 31,
	2012	2011
Raw materials	$361,000	$2,741,000
Finished goods	136,000	1,513,000
	$497,000	$4,254,000

The inventory at December 31, 2012 consisted of key components supplied under our "Image by PicoP" ingredient brand business model, and finished goods primarily composed of our accessory pico projectors. The inventory at December 31, 2011 consisted of raw materials primarily for our accessory pico projectors and PicoP display engine, and finished goods primarily composed of our accessory pico projectors. Inventory is stated at the lower of cost or market, with cost determined on a net realizable value basis. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, we reduce the value of our inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through the normal course of business during the next twelve months. In 2012 and 2011, we recorded inventory write-downs of $1,094,000 and $1,563,000, respectively. At December 31, 2012 and 2011, we have aggregate allowances recorded of $9,916,000 and $11,138,000, respectively, offsetting inventory on hand deemed to be obsolete or scrap inventory.

5. Accrued liabilities

Accrued liabilities consist of the following:

	December 31,
	2012	2011
Bonuses	$724,000	$1,214,000
Payroll and payroll taxes	427,000	590,000
Compensated absences	384,000	508,000
Deferred rent credit	187,000	261,000
Warranty	206,000	490,000
Adverse purchase commitments	634,000	134,000
Accelerated rent expense	109,000	402,000
Professional fees	533,000	415,000
Purchased patents	-	330,000
Other	803,000	769,000
	$4,007,000	$5,113,000

6. Property and equipment, net

Property and equipment consists of the following:

	December 31,
	2012	2011
Production equipment	$5,201,000	$5,144,000
Leasehold improvements	3,344,000	3,344,000
Computer hardware and software/lab equipment	9,002,000	8,917,000
Office furniture and equipment	1,485,000	1,485,000
	19,032,000	18,890,000
Less: Accumulated depreciation	(17,827,000)	(16,543,000)
	$1,205,000	$2,347,000

Depreciation expense was $1,445,000 and $2,406,000 in 2012 and 2011, respectively.

7. Intangible assets

Our intangible assets consist entirely of technology-based purchased patents. The patents are amortized using the straight-line method over their estimated period of benefit, ranging from one to 17 years. The gross value of our intangible assets was $2.3 million as of December 31, 2012 and 2011, respectively. Amortization expense was $184,000 and $185,000 in 2012 and 2011, respectively. In 2012 we recorded an impairment amounting to $284,000 on 35 patents that were abandoned in prosecution. We estimate that we have no significant residual value related to our intangible assets.

In October 2010, we entered into an agreement to purchase a patent portfolio containing 195 patents and patents pending from Motorola, Inc. to complement our current portfolio of pico projection and display patents. Under terms of the agreement we issued approximately 104,000 shares of MicroVision common stock in October 2010, made cash payments of $220,000 and $330,000 in June 2011 and June 2012, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held at December 31, 2012:

Year ended December 31,	Amount
2013	$158,000
2014	158,000
2015	157,000
2016	157,000
2017	146,000
Thereafter	804,000
Total	$1,580,000

8. Committed equity financing facility

In August 2010, we entered into a committed equity financing facility (CEFF) with Azimuth Opportunity, Ltd., ("Azimuth"), under which we completed two draws and raised a total of $5.6 million in gross proceeds from the sale of approximately 557,000 shares of our common stock. In consideration for Azimuth's execution and delivery of the purchase agreement, we paid Azimuth $150,000 in cash and 8,047 shares of our common stock. In July 2011, we cancelled this facility.

In May 2011, we entered into a CEFF with Azimuth, under which we raised $1.5 million before placement agent and other issuance costs from the sale of approximately 203,000 shares of our common stock. In November 2011, we cancelled this facility.

In September 2011, we entered into a CEFF with Azimuth, under which we raised $5.0 million before placement agent and other issuance costs from the sale of approximately 955,000 shares of our common stock. In November 2011, we cancelled this facility.

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

In May 2012, we raised approximately $5.0 million before issuance costs of approximately $71,000 from the sale of 3.3 million shares of common stock and warrants to purchase 1.0 million shares of our common stock to private investors. Details of the warrants are described below in Note 10.

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

10. Warrants

In June 2012, we raised $10.5 million before issuance costs of approximately $823,000 through an underwritten public offering of 4.2 million shares of our common stock and warrants to purchase 2.1 million shares of our common stock. The warrants have an exercise price of $2.65 per share, a five year term, and are exercisable beginning one year from the date of issuance.

In May 2012, we raised approximately $5.0 million before issuance costs of approximately $71,000 from the sale of 3.3 million shares of common stock and warrants to purchase 1.0 million shares of our common stock to private investors. The warrants have an exercise price of $2.125 per share, a three year term, and are exercisable 60 days from the date of issuance.

In November 2011, we raised approximately $10.5 million, before issuance costs of approximately $925,000, through an underwritten public offering of 2.2 million shares of common stock and warrants to purchase 1.3 million shares of our common stock. The warrants have an exercise price of $6.24 per share, a five year term, and are exercisable on the date of issuance.

The following summarizes activity with respect to MicroVision common stock warrants during the two years ended December 31, 2012:

	Warrants to	Weighted
	purchase	average
	common	excercise
	shares	price
Outstanding at December 31, 2010	1,042,000	$25.84
Granted:
Exercise price greater than intrinsic value	1,278,000	6.24
Exercised	-	-
Canceled/expired	(33,000)	22.08
Outstanding at December 31, 2011	2,287,000	14.96
Granted:
Exercise price greater than intrinsic value	3,100,000	2.48
Exercised	-	-
Canceled/expired	(256,000)	17.60
Outstanding at December 31, 2012	5,131,000	$7.28

Exercisable at December 31, 2012	3,031,000	$10.49

The following table summarizes information about the weighted-average fair value of MicroVision common stock warrants granted for the periods shown:

	Year Ended December 31,
	2012	2011
Exercise price greater than fair value	$0.97	$2.06

We estimated the fair value of our common stock warrants on the respective grant dates using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2012 and 2011, respectively: dividend yield of zero percent for both years; expected volatility of 100% and 83%; risk-free interest rates of 0.52% and 1.0% and expected lives of 4 and 5 years, respectively.

The following table summarizes information about our common stock warrants outstanding and exercisable at December 31, 2012:

	Warrants outstanding			Warrants exercisable
		Weighted
	Number	average	Weighted	Number	Weighted
	outstanding at	remaining	average	excercisable at	average
	December 31,	contractual	excercise	December 31,	excercise
Range of exercise prices	2012	life (years)	price	2012	price

$2.13	1,000,000	2.39	$2.13	1,000,000	$2.13
$2.65	2,100,000	4.47	2.65	-	-
$6.24	1,278,000	3.88	6.24	1,278,000	6.24
$28.80	753,000	0.56	28.80	753,000	28.80
$2.13-$28.80	5,131,000			3,031,000

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

As part of our plan to conserve cash used in operations, we implemented two share-based compensation programs under which we issued shares of our common stock as compensation instead of cash. We have allocated the expense related to these programs to various financial statement lines consistent with the method used for allocating all share-based compensation.

In May 2012, we issued 227,000 shares of our common stock to non-executive employees as the remaining payment of 2010 bonuses in lieu of cash. These shares were valued using our closing stock price on the date of grant. We expensed $345,000 of share-based employee compensation for these awards at grant.

In August 2012, we issued 440,000 shares of our common stock to non-executive employees for retention purposes. These shares were valued using our closing stock price on the date of grant. These shares vest 40% in August 2012, 30% in December 2012, and 30% in August 2013 and expense is recognized over the vesting period. During 2012, we expensed $562,000 of share-based employee compensation for these awards.

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

The 2006 Incentive Plan has 2.8 million shares authorized, of which 218,000 shares were available for awards as of December 31, 2012. The 2006 Incentive Plan permits granting non-qualified stock options (NSOs), incentive stock options (ISOs), stock appreciation rights, restricted or unrestricted stock, deferred stock, other share-based awards, or cash awards to employees, officers, directors and certain non-employees of the Company. Any award may be a performance-based award. Awards granted under the 2006 Incentive Plan have generally been to employees under non-qualified stock option agreements with the following provisions: exercise prices greater than or equal to the Company's closing stock price on the date of grant; vesting periods ranging from three years to four years; expiration 10 years from the date of grant; and optionees who terminate their service after vesting have a limited time to exercise their options (typically three to twelve months).

The Independent Director Stock Option Plan (IDSOP) has 113,000 shares authorized, of which 75,000 are issued and outstanding as of December 31, 2012. The IDSOP permits granting NSOs to independent directors of the Company. Grants awarded under the IDSOP generally have the following terms: exercise price equal to the Company's closing stock price on the date of grant, expiration 10 years from the date of grant, and vested grants remain exercisable until their expiration dates if a director leaves the Board. In June 2008, the Company shareholders approved an amendment to the 2006 Incentive Plan described above to allow non-employee directors to participate in the plan. The Company does not intend to issue additional options from the IDSOP.

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

The following table summarizes the weighted-average valuation assumptions and weighted-average grant date fair value of options granted during the periods shown below:

	Year Ended December 31,
	2012	2011
Assumptions (weighted average)
Volatility	98%	85%
Expected term (in years)	4.5	4.0
Risk-free rate	0.6%	1.3%
Expected dividends	0.0%	0.0%
Pre-vest forfeiture rate	8.5%	7.5%
Grant date fair value of options granted	$1.39	$6.10

Options Activity and Positions

The following table summarizes activity and positions with respect to options for the two years ended December 31, 2012:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(years)	Value
Outstanding as of December 31, 2010	1,092,000	$27.20	5.9	$96,309
Granted	121,000	10.00
Exercised	(5,000)	15.12
Forfeited or expired	(244,000)	31.60
Outstanding as of December 31, 2011	964,000	24.00	5.8	-
Granted	671,000	1.97
Exercised	(16,000)	1.80
Forfeited or expired	(301,000)	21.20
Outstanding as of December 31, 2012	1,318,000	$13.71	6.8	$61,871

Vested and expected to vest as of December 31, 2012	1,285,000	$13.97	6.7	$59,481

Exercisable as of December 31, 2012	777,000	$20.34	5.4	$20,444

The total intrinsic value of options exercised during the years ended December 31, 2012 and 2011 were $13,000 and $12,000, respectively.

The total grant date fair value of options vested during the years ended December 31, 2012 and 2011 was $2.5 million and $4.1 million, respectively. As of December 31, 2012, our unamortized share-based compensation was $1.3 million which we plan to amortize over the next 1.5 years.

In March 2011, we issued 85,000 nonvested equity shares of the Company's common stock to executive employees. These shares vest conditionally upon completion of certain service and performance objectives by June 30, 2014. The nonvested equity shares were valued at fair value on the date of grant and the share-based compensation expense will be amortized over the service period.

As of December 31, 2012, our unamortized nonvested equity share-based compensation was $516,000 which we plan to amortize over the next year.

12. Receivables from related parties

Our revenue for the year ended December 31, 2011 included $409,000 from a sale of PicoP engines to Walsin Lihwa Corporation which integrated the engines into its product sold in China during 2011. Our revenue for the year ended December 31, 2012 does not include any sales to Walsin Lihwa Corporation. Our accounts receivable balance at December 31, 2012 and 2011 included $159,000 remaining due from this customer. Based on filings with the SEC as of December 31, 2012 and 2011, Walsin Lihwa beneficially owns approximately 4.0% and 7.3% of our common stock as determined in accordance with SEC rules, through its wholly owned subsidiary Max Display Enterprises Limited.

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

Future minimum rental commitments under capital and operating leases for years ending December 31 are as follows:

	Capital	Operating
	leases	leases
2013	$62,000	$642,000
2014	21,000	-
2015	-	-
2016	-	-
2017	-	-
Thereafter	-	-
Total minimum lease payments	83,000	$642,000

Less: Amount representing interest	(15,000)
Present value of capital lease obligations	68,000
Less: Current portion	(48,000)
Long-term obligation at December 31, 2012	$20,000

The capital leases are collateralized by the related assets financed and by security deposits held by the lessors under the lease agreements. The cost and accumulated depreciation of equipment under capital leases was $987,000 and $961,000, respectively, at December 31, 2012 and $987,000 and $942,000, respectively, at December 31, 2011.

Net rent expense was $708,000 and $1,156,000 for 2012 and 2011, respectively.

Long-term debt

During 2006, we entered into a loan agreement with the lessor of our corporate headquarters in Redmond to finance $536,000 in tenant improvements. The loan carries a fixed interest rate of 9% per annum, is repayable over the initial term of the lease, which expires in 2013, and is secured by a letter of credit. The balance of the loan was $67,000 at December 31, 2012.

Adverse purchase commitments

We have periodically entered into noncancelable purchase contracts in order to ensure the availability of materials to support production of our PicoP based products and bar code scanners. We periodically assess the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. During 2012, we recorded losses of $500,000 to cost of product revenue as a result of commitments to purchase materials for the SHOWWX that were in excess of our estimated future proceeds from sale of the SHOWWX. During 2011, no losses on purchase commitments were recorded.

14. Income taxes

A provision for income taxes has not been recorded for 2012 and 2011 due to the valuation allowances placed against the net operating losses and deferred tax assets arising during such periods. A valuation allowance has been recorded for all deferred tax assets. Based on our history of losses since inception, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets.

At December 31, 2012, we have net operating loss carry-forwards of approximately $305.9 million, for federal income tax reporting purposes. In addition, we have research and development tax credits of $6.0 million. The net operating loss carry-forwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2017 to 2032 if not previously utilized. The research and development tax credits and the remaining net operating losses are scheduled to expire between 2017 and 2032. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our stockholders during any three-year period would result in limitations on our ability to utilize our net operating loss carry-forwards.

Deferred tax assets are summarized as follows:

	December 31,
	2012	2011
Deferred tax assets, current
Reserves	$3,804,000	$4,395,000
Other	710,000	806,000
Total gross deferred tax assets, current	4,514,000	5,201,000

Deferred tax assets, noncurrent
Net operating loss carryforwards	104,893,000	97,156,000
R&D credit carryforwards	6,032,000	5,754,000
Depreciation/amortization deferred	26,594,000	26,510,000
Other	7,573,000	6,958,000
Total gross deferred tax assets, noncurrent	145,092,000	136,378,000

Net deferred taxes before valuation allowance	149,606,000	141,579,000
Less: Valuation allowance	(149,606,000)	(141,579,000)
Deferred tax assets	$-	$-

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

We did not have any unrecognized tax benefits at December 31, 2012 and at December 31, 2011.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2012 and 2011, we recognized no interest or penalties.

We file income tax returns in the U.S. federal jurisdiction and various states. Due to our operating loss and credit carryforwards, the U.S. federal statute of limitations remains open for 1997 and onward.

15. Retirement savings plan

We have a retirement savings plan that qualifies under Internal Revenue Code Section 401(k). The plan covers all qualified employees. Contributions to the plan by the Company are made at the discretion of the Board of Directors. In March 2012, the Company discontinued discretionary matching contributions. Prior to March 2012, we matched 50% of employee contributions to the plan up to 6% of the employee's per pay period compensation. During 2012 and 2011, we contributed $44,000 and $242,000, respectively, to the plan under the matching program.

16. Quarterly financial information (Unaudited)

The following table presents our unaudited quarterly financial information for the years ending December 31, 2012 and 2011 (in thousands, except per share data):

	Year Ended December 31, 2012
	December 31,	September 30,	June 30,	March 31,
Revenue	$2,727	$2,613	$1,295	$1,730
Gross margin (loss)	1,238	1,475	1,328	(2,600)
Net loss	(4,074)	(3,845)	(4,971)	(9,803)
Net loss per share basic and diluted	(0.16)	(0.15)	(0.26)	(0.58)

	Year Ended December 31, 2011
	December 31,	September 30,	June 30,	March 31,
Revenue	$1,504	$1,839	$1,155	$1,119
Gross margin (loss)	(2,922)	(881)	(2,225)	(1,420)
Net loss	(9,806)	(7,790)	(9,175)	(9,037)
Net loss per share basic and diluted	(0.62)	(0.57)	(0.69)	(0.70)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants in accounting or financial disclosure matters during the Company's fiscal years ended December 31, 2012 and 2011.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), prior to the filing of this Form 10-K. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

(b) Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

(c) Changes in internal controls over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2012 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K in Item 4A. The information required by this Item and not provided in Item 4A will appear under the caption "Discussion of Proposals Recommended by the Board" in the Proxy Statement, which section is incorporated in this Item by reference. The Proxy Statement will be filed prior to our 2013 Annual Meeting of Shareholders'.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item will appear under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Director Compensation for 2012" in the Proxy Statement, which sections are incorporated in this Item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information as of December 31, 2012 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table:

Equity Compensation Plan Information
	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available for
	issued upon	price of	further issuance under
	exercise of	outstanding	equity compensation
	outstanding	options, warrants	plans (excluding
	options, warrants	and rights	securities reflected in
	and rights		column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	1,318,000	$13.71	218,000
Equity compensation plans not approved by shareholders	-	-	-
Total	1,318,000	$13.71	218,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of the report:

Financial Statements

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012 and 2011

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

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

4.3	Warrant Agreement dated November 16, 2011 by and between MicroVision, Inc. and American Stock Transfer and Trust Company, LLC.(13)
4.4	Form of Warrant issued under the Securities Purchase Agreement dated as of May 9, 2012 by and between MicroVision, Inc. and the investors named therein, as amended.
4.5	Warrant Agreement dated June 20, 2012 by and between MicroVision, Inc. and American Stock Transfer and Trust Company, LLC (15)
10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993.(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and MicroVision, Inc., dated October 28, 1993.(1)+
10.3	Exclusive License Agreement between The University of Washington and MicroVision, Inc., dated October 28, 1993.(1)+
10.4	Exclusive License Agreement between the University of Washington and MicroVision, Inc. dated March 3, 1994.(4)
10.5	MicroVision, Inc. 2006 Incentive Plan, as amended. (6)*
10.6	Independent Director Stock Option Plan, as amended.(3)*
10.7	Employment Agreement between MicroVision, Inc. and Alexander Y. Tokman dated April 7, 2009.(10)
10.8	Lease Agreement between CarrAmerica Reality Operating Partnership, L.P. and MicroVision, Inc., dated July 15, 2005.(5)
10.9	Change of Control Severance Plan
10.10	Jeff T. Wilson Severance and General Release Agreement.(16)
16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated October 2, 2012.(17)

23.1	Consent of Independent Registered Public Accounting Firm — Moss Adams LLP.
23.2	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.
31.1	Principal Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(12) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 13, 2011.
(13) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 15, 2011.
(14) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 17, 2012.
(15) Incorporated by reference to the Company's Current Report on Form 8-K filed on June 16, 2012.
(16) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2012.
(17) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 3, 2012.

+ Subject to confidential treatment.
* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.
** Pursuant to Rule 406T of Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
Date: March 13, 2013	By	Alexander Tokman Alexander Tokman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 13, 2013.

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

4.3	Warrant Agreement dated November 16, 2011 by and between MicroVision, Inc. and American Stock Transfer and Trust Company, LLC.(13)
4.4	Form of Warrant issued under the Securities Purchase Agreement dated as of May 9, 2012 by and between MicroVision, Inc. and the investors named therein, as amended.
4.5	Warrant Agreement dated June 20, 2012 by and between MicroVision, Inc. and American Stock Transfer and Trust Company, LLC (15)
10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993.(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and MicroVision, Inc., dated October 28, 1993.(1)+
10.3	Exclusive License Agreement between The University of Washington and MicroVision, Inc., dated October 28, 1993.(1)+
10.4	Exclusive License Agreement between the University of Washington and MicroVision, Inc. dated March 3, 1994.(4)
10.5	MicroVision, Inc. 2006 Incentive Plan, as amended. (6)*
10.6	Independent Director Stock Option Plan, as amended.(3)*
10.7	Employment Agreement between MicroVision, Inc. and Alexander Y. Tokman dated April 7, 2009.(10)
10.8	Lease Agreement between CarrAmerica Reality Operating Partnership, L.P. and MicroVision, Inc., dated July 15, 2005.(5)
10.9	Change of Control Severance Plan
10.10	Jeff T. Wilson Severance and General Release Agreement.(16)
16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated October 2, 2012.(17)
23.1	Consent of Independent Registered Public Accounting Firm — Moss Adams LLP.
23.2	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.
31.1	Principal Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(12) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 13, 2011.
(13) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 15, 2011.
(14) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 17, 2012.
(15) Incorporated by reference to the Company's Current Report on Form 8-K filed on June 16, 2012.
(16) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2012.
(17) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 3, 2012.

+ Subject to confidential treatment.
* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.
** Pursuant to Rule 406T of Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.