Form 10-Q
period 2013-03-31
MICROVISION INC
filed 2013-05-10
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

As of May 6, 2013, 25,273,000 shares of the Company's common stock, $0.001 par value, were outstanding.

MicroVision, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$3,310	$6,850
Accounts receivable, net of allowance of $340 and $332	1,506	1,115
Costs and estimated earnings in excess of billings on uncompleted contracts	12	12
Inventory	217	497
Other current assets	699	1,221
Total current assets	5,744	9,695

Property and equipment, net	1,003	1,205
Restricted cash	435	436
Intangible assets	1,540	1,580
Other assets	18	22
Total assets	$8,740	$12,938

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$2,314	$3,035
Accrued liabilities	3,501	4,007
Deferred revenue	363	609
Billings in excess of costs and estimated earnings on uncompleted contracts	692	98
Current portion of capital lease obligations	51	48
Current portion of long-term debt	42	67
Total current liabilities	6,963	7,864

Capital lease obligations, net of current portion	5	20
Total liabilities	6,968	7,884

Commitments and contingencies (Note 7)

Shareholders' Equity
Preferred stock, par value $.001; 25,000 shares authorized; 0 and
0 shares issued and outstanding	-	-
Common stock, par value $.001; 100,000 shares authorized; 25,253 and
25,237 shares issued and outstanding	25	25
Additional paid-in capital	442,932	442,560
Accumulated deficit	(441,185)	(437,531)
Total shareholders' equity	1,772	5,054
Total liabilities and shareholders' equity	$8,740	$12,938

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Product revenue	$1,219	$1,529
Contract revenue	282	201
Development revenue	300	-
Total revenue	1,801	1,730

Cost of product revenue	664	4,175
Cost of contract revenue	137	155
Total cost of revenue	801	4,330

Gross margin	1,000	(2,600)

Research and development expense	2,252	3,940
Sales, marketing, general and administrative expense	2,403	3,288
Gain on disposal of fixed assets	(2)	-
Total operating expenses	4,653	7,228
Loss from operations	(3,653)	(9,828)
Other income (expense)	(1)	25
Net loss	$(3,654)	$(9,803)

Net loss per share - basic and diluted	$(0.14)	$(0.58)

Weighted-average shares outstanding - basic and diluted	25,240	17,027

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net loss	$(3,654)	$(9,803)

Other comprehensive gain (loss):
Unrealized gain (loss) on investment securities,
available-for-sale	-	5
Comprehensive loss	$(3,654)	$(9,798)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(3,654)	$(9,803)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	239	613
Amortization of intangible assets	40	46
Gain on disposal of property and equipment	(2)	-
Non-cash stock-based compensation expense	385	373
Inventory write-downs	-	1,094
Non-cash deferred rent	-	(44)
Change in:
Accounts receivable, net	(391)	74
Costs and estimated earnings in excess of billings on uncompleted contracts	-	7
Inventory	280	2,041
Other current assets	509	(140)
Other assets	4	-
Accounts payable	(754)	(792)
Accrued liabilities	(506)	(106)
Deferred revenue	(246)	-
Billings in excess of costs and estimated earnings on uncompleted contracts	594	446
Net cash used in operating activities	(3,502)	(6,191)

Cash flows from investing activities
Decrease in restricted cash	1	350
Proceeds on sale of property and equipment	2	-
Purchases of property and equipment	(4)	(393)
Net cash used in investing activities	(1)	(43)

Cash flows from financing activities
Principal payments under capital leases and long-term debt	(37)	(33)
Net cash used in financing activities	(37)	(33)
Net decrease in cash and cash equivalents	(3,540)	(6,267)
Cash and cash equivalents at beginning of period	6,850	13,075
Cash and cash equivalents at end of period	$3,310	$6,808

Supplemental disclosure of cash flow information
Cash paid for interest	$5	$9

Supplemental schedule of non-cash investing and financing activities
Other non-cash additions to property and equipment	$33	$86

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

1. MANAGEMENT'S STATEMENT AND PRINCIPLES OF CONSOLIDATION

Management's Statement

The Consolidated Balance Sheet as of March 31, 2013, the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2013 and 2012, and Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 have been prepared by MicroVision, Inc. ("we" or "us") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at March 31, 2013 and the results of operations, comprehensive loss and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the "SEC"). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from contract revenues, collaborative research and development agreements and product sales. At March 31, 2013, we had $3.3 million in cash and cash equivalents and a working capital deficit of $1.2 million.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through the second quarter of 2013. We will require additional cash to fund our operating plan past that time.

We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially to extend our funds as we pursue other financing opportunities and business relationships. This limitation of operations could include delaying development projects and reductions in staff and operating costs, including research and development, and capital expenditures.

We are introducing new technology into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the rate at which we can, directly or through arrangements with OEMs, introduce products incorporating the PicoP® display engine and image capture technologies and the market acceptance and competitive position of such products. If revenues are less than anticipated, if the mix of revenues vary from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to further the development of our technologies, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. In addition, our operating plan provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by us.

We have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2012 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These consolidated financial statements are prepared assuming the Company will continue as a going concern.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of MicroVision, Inc. and MicroVision Innovations Singapore Pte. Ltd. ("MicroVision Singapore"), a wholly owned foreign subsidiary. MicroVision Singapore was incorporated in April 2011 and is engaged in operational support functions for MicroVision, Inc. There were no material intercompany accounts and transactions during the three months ended March 31, 2013.

2. NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities outstanding. Potentially dilutive common stock equivalents primarily consist of warrants, employee stock options and nonvested equity shares. Diluted net loss per share for the three months ended March 31, 2013 and 2012 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including options, warrants and nonvested equity shares is anti-dilutive. The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended
	March 31,
	2013	2012
Numerator:
Net loss available for common shareholders - basic and diluted	$(3,654)	$(9,803)

Denominator:
Weighted-average common shares outstanding - basic and diluted	25,240	17,027

Net loss per share - basic and diluted	$(0.14)	$(0.58)

On March 31, 2013 and 2012, we excluded the following convertible securities from diluted net loss per share, as the effect of including them would have been anti-dilutive: publicly traded warrants exercisable for 753,000 and 753,000 shares of common stock, respectively, options and private warrants exercisable into a total of 5,657,000 and 2,471,000 shares of common stock, respectively, and 176,000 and 127,000 nonvested equity shares, respectively.

3. KEY ACCOUNTING POLICY - REVENUE RECOGNITION

We evaluate the performance criteria and terms of our collaborative research and development agreements to determine whether revenue should be recognized under a performance-based method or milestone method. Significant items included in our evaluation are the following:

  the nature of our obligation under the agreement,
  whether provisions leading to variable revenues exist
  whether any payments are required to be repaid,
  whether the deliverables should be treated as one unit of accounting or separated into multiple units, whether substantive milestones exist,
  whether milestone payments are commensurate with either our level of effort or the increase in value of the customer's rights, and whether a licensing agreement exists.

In March 2013, we entered into and began work under a $4.6 million collaborative research and development agreement with a customer researching and developing commercial applications for our technology. Our contributions under the collaborative agreement include research services, components, and prototype devices and fixtures. Development revenues to be realized are subject to successful completion of the deliverables as defined in the collaborative research and development agreement.

Based on the terms of this agreement, we recognize development revenue as work progresses on the agreement and as our customer accepts the deliverables using a proportional method based on the lesser of the cumulative proportion of total planned costs to be incurred under the agreement or the cash payments received plus outstanding billings for work accepted by the customer. Since our collaborative agreements generally require some level of technology development, the actual costs required to complete a contract can vary from our estimates. The proportional revenue recognition method we use for collaborative research and development agreements includes adjustments for revisions to estimated total agreement costs. Each period, we evaluate total estimated costs for each agreement and include any significant revisions in the period we become aware of changes in estimated total costs. The costs for work performed under collaborative research and development agreements are expensed in the periods incurred and included in the Statement of Operations in research and development expense.

For the three months ended March 31, 2013, two commercial customers accounted for approximately 84% of our total revenue. The accounts receivable balance from these customers was approximately 97% of our net accounts receivable balance at March 31, 2013.

4. INVENTORY

Inventory consists of the following:

	March 31,	December 31,
	2013	2012
Raw materials	$149,000	$361,000
Finished goods	68,000	136,000
	$217,000	$497,000

The inventory at March 31, 2013and December 31, 2012 consisted of components supplied under our "Image by PicoP" ingredient brand business model, and finished goods primarily composed of our accessory pico projectors. Inventory is stated at the lower of cost or market. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, we reduce the value of our inventory to our estimated scrap value when management determines that it is not probable that the inventory will be consumed through normal production during the next twelve months. In 2012, we recorded inventory write-downs of $1,094,000. At March 31, 2013 and December 31, 2012, we have aggregate write-downs recorded of $9,975,000 and $9,916,000, respectively, offsetting inventory on hand deemed to be obsolete or scrap inventory.

5. SHARE-BASED COMPENSATION

We use the straight-line attribution method to allocate the fair value of share-based compensation awards over the requisite service period for each award. The following table shows the amount of stock-based employee compensation expense included in the consolidated statements of operations:

	Three Months Ended
	March 31,
	2013	2012
Cost of contract revenue	$4,000	$6,000
Cost of product revenue	1,000	20,000
Research and development expense	160,000	137,000
Sales, marketing, general and administrative expense	220,000	215,000
Total share-based employee compensation expense	$385,000	$378,000

Options Activity and Positions

The following table summarizes shares, weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of March 31,2013:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(years)	Value
Outstanding as of March 31, 2013	1,246,000	$13.47	6.8	$-

Exercisable as of March 31, 2013	723,000	$20.33	5.1	$-

As of March 31, 2013, our unamortized share-based employee compensation was $1.1 million which we plan to amortize over the next 1.5 years and our unamortized nonvested equity share-based employee compensation was $331,000 which we plan to amortize over the next 0.7 years.

6. LONG-TERM DEBT

Tenant Improvement Loan Agreement

During 2006, we entered into a loan agreement with the lessor of our corporate headquarters in Redmond, Washington to finance $536,000 in tenant improvements. The loan carries a fixed interest rate of 9% per annum, is repayable through August 2013, the initial term of the lease, and is secured by a letter of credit. The balance of the loan was $42,000 at March 31, 2013 and is classified as a current liability.

7. COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Adverse purchase commitments

We have periodically entered into noncancelable purchase contracts in order to ensure the availability of materials to support production of our PicoP based products. We periodically assess the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. As of March 31, 2013 and December 31, 2012 we had approximately $522,000 and $634,000, respectively, accrued for adverse purchase commitments related to these purchase contracts.

8. NEW ACCOUNTING PRONOUNCEMENTS

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

In February 2013, the FASB issued guidance that requires disclosure of amounts reclassified out of accumulated other comprehensive income in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. We do not expect the implementation of this guidance will have a material impact on our financial statements.

9. SUBSEQUENT EVENT

In April 2013, we signed a 65 month lease amendment on 24,000 square feet of combined use office and laboratory space that will become our headquarter facility in Redmond, Washington. We expect to occupy these premises in June 2013.

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

The primary objective for consumer applications is to provide users of mobile consumer devices such as smartphones, media players, tablet PCs and other consumer electronics products with a large screen viewing experience produced by a small projector either embedded in the device or via an attached accessory. These potential products would allow users to watch movies and videos, play video games, and display images and other data onto a variety of surfaces, freeing users from the limitations of a small, palm- sized screen. PicoP display technology could be further modified to be embedded into a pair of glasses to provide the mobile user with a see-through or occluded personal display to view movies, play games or access other content.

PicoP display technology is currently sold by Pioneer Corporation as part of an aftermarket high-resolution head-up display (HUD) that projects point-by-point navigation, critical operational, safety and other information important to the vehicle operator. With some modification PicoP display technology could also be embedded into a vehicle or integrated into a portable standalone HUD.

PicoP enabled devices can be used in field-based professions such as service repair or sales to view and share information such as schematics for equipment repair, sales data, orders or contact information within a CRM application on a larger, more user-friendly display. We also see potential for embedding PicoP display technology in industrial products where our displays could be used for 3D measuring and digital signage, enhancing the overall user experience of these applications. We continue to enter into a limited number of contracts with commercial and U.S. government customers to develop advanced prototypes and demonstration units based on our light scanning technologies.

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

We have incurred substantial losses since inception and expect to incur a substantial loss during the fiscal year ending December 31, 2013.

Results of Operations

Product revenue.

(in thousands)	2013	2012	$ change	% change
Three months ended March 31	$1,219	$1,529	$(310)	(20.3)

Product revenue during the three months ended March 31, 2013 primarily includes sales of components to Pioneer under our "Image by PicoP" ingredient brand business model. Product revenue during the three months ended March 31, 2012 primarily included sales of our SHOWWX™ line of accessory pico projectors and our PicoP display engines.

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

Product revenue was lower during the three months ended March 31, 2013 than the same period in 2012, due to decreased sales of our PicoP display engines and finished units. These decreases were partially offset by increased component sales. The backlog of product orders at March 31, 2013 was approximately $744,000, compared to $305,000 at March 31, 2012. The product backlog is scheduled for delivery within one year.

Contract revenue.

		% of		% of
		contract		contract
(in thousands)	2013	revenue	2012	revenue	$ change	% change
Three months ended March 31
Commercial revenue	$282	100.0	$98	48.8	$184	187.8
Government revenue	-	-	103	51.2	(103)	(100.0)
Total contract revenue	$282		$201		$81	40.3

We earn contract revenue from performance on long-term, cost plus fixed fee, and fixed price contracts with commercial customers and the U.S. government and from the sale of prototype units and evaluation kits based on our PicoP display engine and sales of test equipment built specifically for use in PicoP display engine production. Our contract revenue from these contracts in a particular period is dependent upon when we enter into a contract, the value of the contracts we have entered into, and the availability of technical resources to perform work on the contracts. Our contract revenue from sales of prototype units and evaluation kits may vary substantially due to the timing of orders from customers and potential constraints on resources.

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

Contract revenue was higher during the three months ended March 31, 2013 than the same period in 2012 primarily due to higher prototype unit sales in 2013 compared to the prior year.

Our contract backlog at March 31, 2013 was $45,000 compared to $1.2 million at March 31, 2012. The backlog is scheduled for completion during the next twelve months.

Development revenue.

(in thousands)	2013	2012	$ change	% change
Three months ended March 31	$300	$-	$300	-

We earn development revenue from performance on collaborative research and development agreements with commercial customers researching and developing commercial applications for our technology. Our contributions under the collaborative agreements generally include research services, components, and prototype devices and fixtures. Our development revenue from such agreements in a particular period is dependent upon the values and timing of agreements, and the availability of technical resources to perform the work. We evaluate the performance criteria and terms of our collaborative research and development agreements to determine whether revenue should be recognized under a performance-based method or milestone method.

In March 2013, we entered into a $4.6 million collaborative research and development agreement with a prominent electronics company to incorporate our PicoP® display technology into a display engine that could enable a variety of new products. During the three months ended March 31, 2013, $300,000 of revenue was recognized on this agreement.

Based on the terms of this agreement, we recognize development revenue as work progresses on the agreement and as our customer accepts the deliverables using a proportional method based on the lesser of the cumulative proportion of total planned costs to be incurred under the agreement or the cash payments received plus outstanding billings for work accepted by the customer. Since our collaborative agreements generally require some level of technology development, the actual costs required to complete a contract can vary from our estimates. The proportional revenue recognition method we use for collaborative research and development agreements includes adjustments for revisions to estimated total agreement costs. Each period, we evaluate total estimated costs for each agreement and include any significant revisions in the period we become aware of changes in estimated total costs. In the future, revisions in these estimates could significantly impact recognized revenue in any one reporting period.

Our backlog of collaborative research and development agreements at March 31, 2013 was $4.3 million compared to zero at March 31, 2012. The backlog is scheduled for completion during the next twelve months.

Cost of product revenue.

		% of		% of
		product		product
(in thousands)	2013	revenue	2012	revenue	$ change	% change
Three months ended March 31	$664	54.5	$4,175	273.1	$(3,511)	(84.1)

Cost of product revenue includes the direct and allocated indirect cost of manufacturing products sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of these products. Indirect costs include labor, manufacturing overhead, and other costs associated with operating our manufacturing capabilities and capacity. Manufacturing overhead includes the costs of procuring, inspecting and storing material, and facility and depreciation costs, and is allocated to cost of product revenue based on the proportion of direct material purchased to support production. In the event that we maintain production capacity in excess of production requirements, cost of product revenue may also include manufacturing overhead associated with the excess capacity.

Cost of product revenue was substantially lower during the three months ended March 31, 2013 than the same period in 2012 primarily because of a change in product mix from lower margin SHOWWX products to sales of higher margin components to support Pioneer's Cyber Navi production and decreased inventory write downs compared to the prior year. Our costs to produce pico projectors during the three months ended March 31, 2012 were substantially higher than product revenue. During the three months ended March 31, 2012, cost of product revenue included a net write down of $1.1 million for inventory in stock at the end of the quarter and expense of approximately $244,000 of manufacturing overhead associated with production capacity in excess of production requirements.

The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of overhead expense and the volume of direct material purchased. It decreased substantially during the three months ended March 31,2013 than the same period in 2012 due to costs incurred in 2012 associated with aligning our operations to our ingredient brand strategy per above.

Cost of contract revenue.

		% of		% of
		contract		contract
(in thousands)	2013	revenue	2012	revenue	$ change	% change
Three months ended March 31	$137	48.6	$155	77.1	$(18)	(11.6)

Cost of contract revenue includes both the direct and allocated indirect costs of performing on long-term, cost plus fixed fee, and fixed price contracts and producing prototype units and evaluation kits. Direct costs include labor, materials and other costs incurred directly in performing on a contract or producing prototype units and evaluation kits. Indirect costs include labor and other costs associated with operating our research and development department and building our technical capabilities and capacity. Cost of contract revenue is determined by the level of direct and indirect costs incurred, which can fluctuate substantially from period to period.

Cost of contract revenue was lower during the three months ended March 31, 2013 than the same period in 2012 as a result of increased shipments of higher margin prototype units in 2013 compared to performance om lower margin contracts in 2012. The cost of contract revenue as a percentage of contract revenue was higher in the three months ended March 31, 2013, than in the comparable period in 2012 due to the cost mix on of the activity performed in each of the periods.

The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract cost mix and the levels of direct and indirect costs incurred.

Research and development expense.

(in thousands)	2013	2012	$ change	% change
Three months ended March 31	$2,252	$3,940	$(1,688)	(42.8)

Research and development expense consists of compensation related costs of employees and contractors engaged in internal research and product development activities, direct material to support development programs, laboratory operations, outsourced development and processing work, and other operating expenses. We include costs for work performed under collaborative research and development agreements in research and development costs in the periods incurred. We allocate our research and development resources based on the business opportunity of the available projects, the skill mix of the resources available and the contractual commitments we have made to customers.

We believe that a substantial level of continuing research and development expense will be required to further develop our PicoP technology and to support our customers to integrate our technology into their products under the ingredient brand business model. Accordingly, we anticipate our level of research and development spending will continue to be substantial. We believe that under the ingredient brand business model, we will have lower research and development spending in the future than had we not implemented the strategy.

The decrease in research and development expense during the three months ended March 31, 2013, compared to the same period in 2012, is primarily attributable to decreased payroll costs associated with reductions in staffing levels and lower subcontracted services compared to the prior year.

Sales, marketing, general and administrative expense.

(in thousands)	2013	2012	$ change	% change
Three months ended March 31	$2,403	$3,288	$(885)	(26.9)

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

The decrease in sales, marketing, general and administrative expense during the three months ended March 31, 2013, compared to the same period in 2012, is primarily due to decreased payroll costs associated with reductions in staffing levels compared to the prior year.

Other income (expense).

(in thousands)	2013	2012	$ change	% change
Three months ended March 31	$(1)	$25	$(26)	(104.0)

The change in other income (expense) for the three months ended March 31, 2013 compared to the same period in 2012 resulted primarily from prior year sales of excess inventory during the three months ended March 31, 2012.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from contract revenues, collaborative research and development agreements and product sales. At March 31, 2013, we had $3.3 million in cash and cash equivalents and a working capital deficit of $1.2 million.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through the second quarter of 2013. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing our planned investment in development projects resulting in reductions in staff, operating costs, capital expenditures and investment in research and development..

We received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2012 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These financial statements are prepared assuming we will continue as a going concern.

Cash used in operating activities totaled $3.5 million during the three months ended March 31, 2013, compared to $6.2 million during the same period in 2012. During the three months ended March 31, 2013, the decrease in net cash used in operating activities was primarily driven by lower personnel costs and increased margins on product sales, as well as savings resulting from steps taken to lower our cash use as we aligned our operations with our ingredient brand strategy.

Net cash used in investing activities totaled $1,000 for the three months ended March 31, 2013 compared to net cash used in investing activities of $43,000 during the three months ended March 31, 2012. During the three months ended March 31, 2013, the change in net cash used in investing activities was primarily driven by prior year activity which did not occur in the current year. Prior year activity included a $350,000 decrease of our restricted cash offset by purchases of property and equipment totaling $393,000.

Net cash used in financing activities totaled $37,000 for the three months ended March 31, 2013 compared to net cash used in financing activities of $33,000 during the same period in 2012. Activity during both periods consisted of principal payments on capital leases and debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of March 31, 2013, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risks is not material.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of March 31, 2013, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

The values of cash and cash equivalents by maturity date as of March 31, 2013, are as follows:

(amount in thousands)	Amount	Percent
Cash and cash equivalents	$3,310	100.00%
Less than one year	-	-%
	$3,310	100.00%

Foreign Exchange Rate Risk

All of our contract and collaborative research and development agreements payments are currently made in U.S. dollars. However, in the future we may enter into contracts or collaborative research and development agreements in foreign currencies that may subject us to foreign exchange rate risk. We have purchase orders and supply agreements in foreign currencies and may enter into such arrangements from time to time in the future. We believe our exposure to currency fluctuations related to these arrangements is not material. We may enter into foreign currency hedges to offset material exposure to currency fluctuations when we can adequately determine the timing and amounts of the exposure.

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

  As of March 31, 2013, we had an accumulated deficit of $441.2 million.
  We incurred consolidated net losses of $414.8 million from inception through 2011, $22.7 million in 2012, and a net loss of $3.7 million in the three months ended March 31, 2013.

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

We cannot be certain that we will succeed in obtaining additional contracts or collaborative research and development agreements or that we will be able to obtain substantial customer orders for our products. In light of these factors, we expect to continue to incur substantial losses and negative cash flow at least through 2013 and likely thereafter. We cannot be certain that we will achieve positive cash flow at any time in the future.

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

Since 2010, most of our revenues have been generated from product sales to a limited number of customers and distribution partners. In 2012, 61% of our revenue was generated from sales to one commercial customer. For the three months ended March 31, 2013, two commercial customers accounted for approximately 84% of our total revenue. Our quarterly operating results may vary significantly based on:

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

We or our customers may fail to perform under collaborative research and development agreements, contracts and open orders, which could adversely affect our operating results and cash flows.

Our backlog totaled $5.1 million as of March 31, 2013. We may be unable to meet the performance requirements, including performance specifications or delivery dates, required by such collaborative research and development agreements, contracts or purchase orders.  Further, our customers may be unable or unwilling to perform their obligations thereunder on a timely basis or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals. To the extent we are unable to perform under such collaborative research and development agreements, contracts or purchase orders or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

It may become more difficult to sell our stock in the public market or maintain our listing on the NASDAQ Global Market.

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ'S listing maintenance standards for any reason, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were not listed on the NASDAQ Capital Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. The market price of our stock has mostly traded below $5.00 per share during 2012 and 2011. On May 6, 2013, the closing price of our stock was $2.20.

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

Our contracts and collaborative research and development agreements have long sales cycles, which make it difficult to plan our expenses and forecast our revenues.

Our contracts and collaborative research and development agreements have lengthy sales cycles that involve numerous steps including determination of a product application, exploring the technical feasibility of a proposed product, evaluating the costs of manufacturing a product and manufacturing or contracting out the manufacturing of the product. Our long sales cycle, which can last several years, makes it difficult to predict the quarter in which contract signing and revenue recognition will occur. Delays in entering into contracts and collaborative research and development agreements could cause significant variability in our revenues and operating results for any particular quarterly period.

Our contracts and collaborative research and development agreements may not lead to products that will be profitable.

Our contracts and collaborative research and development agreements, including without limitation those discussed in this document, are exploratory in nature and are intended to develop new types of products for new applications. These efforts may prove unsuccessful and these relationships may not result in the development of products that will be profitable.

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

ITEM 6. Exhibits

10.1	Second Amendment to Lease Agreement between Arden Realty Limited Partnership and MicroVision, Inc. executed on April 15, 2013.
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
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

MICROVISION, INC.
Date: May 10, 2013	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2013	BY:	/s/ Stephen P. Holt
Stephen P. Holt
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed herewith.

Exhibit Number	Description
10.1	Second Amendment to Lease Agreement between Arden Realty Limited Partnership and MicroVision, Inc. executed on April 15, 2013.
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.