Form 10-Q
period 2013-06-30
MICROVISION INC
filed 2013-08-09
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number    001-34170

MicroVision, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	91-1600822
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6244 185th Avenue NE, Suite 100
Redmond, Washington    98052
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

As of August 6, 2013, 27,939,000 shares of the Company's common stock, $0.001 par value, were outstanding.

MicroVision, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$6,003	$6,850
Accounts receivable, net of allowances of $347 and $332	1,088	1,115
Costs and estimated earnings in excess of billings on uncompleted contracts	12	12
Inventory	44	497
Other current assets	305	1,221
Total current assets	7,452	9,695

Property and equipment, net	1,191	1,205
Restricted investments	435	436
Intangible assets	1,501	1,580
Other assets	18	22
Total assets	$10,597	$12,938

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$2,106	$3,035
Accrued liabilities	3,253	4,007
Deferred revenue	28	609
Billings in excess of costs and estimated earnings on uncompleted contracts	863	98
Warrant liability	3,755	-
Current portion of capital lease obligations	43	48
Current portion of long-term debt	17	67
Total current liabilities	10,065	7,864
Capital lease obligations, net of current portion	-	20
Deferred rent, net of current portion	330	-
Total liabilities	10,395	7,884

Commitments and contingencies

Shareholders' Equity
Preferred stock, par value $.001; 25,000 shares authorized; 0 and
0 shares issued and outstanding	-	-
Common stock, par value $.001; 100,000 shares authorized; 27,925 and
25,237 shares issued and outstanding	28	25
Additonal paid-in capital	444,795	442,560
Accumulated deficit	(444,621)	(437,531)
Total shareholders' equity	202	5,054
Total liabilities and shareholders' equity	$10,597	$12,938

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Product revenue	$917	$750	$2,136	$2,279
Contract revenue	73	545	355	746
Development revenue	880	-	1,180	-
Total revenue	1,870	1,295	3,671	3,025

Cost of product revenue	837	(281)	1,501	3,894
Cost of contract revenue	26	248	163	403
Total cost of revenue	863	(33)	1,664	4,297

Gross margin	1,007	1,328	2,007	(1,272)

Research and development expense	2,339	3,227	4,591	7,167
Sales, marketing, general and administrative expense	2,101	3,064	4,504	6,352
Gain on disposal of fixed assets	-	(1)	(2)	(1)
Total operating expenses	4,440	6,290	9,093	13,518
Loss from operations	(3,433)	(4,962)	(7,086)	(14,790)
Other income (expense)	(3)	(9)	(4)	16
Net loss	$(3,436)	$(4,971)	$(7,090)	$(14,774)

Net loss per share - basic and diluted	$(0.13)	$(0.26)	$(0.27)	$(0.82)

Weighted-average shares outstanding - basic and diluted	26,493	19,167	25,870	18,097

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss	$(3,436)	$(4,971)	$(7,090)	$(14,774)

Other comprehensive gain (loss):
Unrealized gain (loss) on investment securities,
available-for-sale	-	(2)	-	3
Less: reclassification adjustment for losses realized
in net loss	-	32	-	32
Comprehensive loss	$(3,436)	$(4,941)	$(7,090)	$(14,739)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(7,090)	$(14,774)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	486	880
Amortization of intangible assets	79	92
Gain on disposal of property and equipment	(2)	(1)
Realized loss on sale of short-term investments	-	32
Non-cash stock-based compensation expense	481	854
Inventory write-downs	303	1,094
Non-cash deferred rent	-	(88)
Change in:
Accounts receivable, net	27	(95)
Costs and estimated earnings in excess of billings on uncompleted contracts	-	58
Inventory	150	2,294
Other current assets	899	301
Other assets	4	12
Accounts payable	(1,046)	(2,976)
Accrued liabilities	(771)	(726)
Deferred revenue	(581)	-
Billings in excess of costs and estimated earnings on uncompleted contracts	765	31
Net cash used in operating activities	(6,296)	(13,012)

Cash flows from investing activities
Sales of investment securities	-	11
Decrease in restricted investment	1	350
Proceeds on sale of property and equipment	2	1
Purchases of property and equipment	(86)	(400)
Net cash used in investing activities	(83)	(38)

Cash flows from financing activities
Principal payments under capital leases and long-term debt	(75)	(66)
Net proceeds from issuance of common stock and warrants	5,607	14,805
Net cash provided by financing activities	5,532	14,739
Net increase (decrease) in cash and cash equivalents	(847)	1,689
Cash and cash equivalents at beginning of period	6,850	13,075
Cash and cash equivalents at end of period	$6,003	$14,764

Supplemental disclosure of cash flow information
Cash paid for interest	$8	$17

Supplemental schedule of non-cash investing and financing activities
Other non-cash additions to property and equipment	$386	$12
Warrant liability	$3,755	$-

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

1. MANAGEMENT'S STATEMENT AND PRINCIPLES OF CONSOLIDATION

Management's Statement

The Consolidated Balance Sheet as of June 30, 2013, the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, and Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 have been prepared by MicroVision, Inc. ("we" or "us") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at June 30, 2013 and the results of operations, comprehensive loss and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the "SEC"). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from contract revenues, collaborative research and development agreements and product sales. At June 30, 2013, we had $6.0 million in cash and cash equivalents and a working capital deficit of $2.6 million.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through October of 2013. We will require additional cash to fund our operating plan past that time.

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

In May 2013, we raised $5.85 million before issuance costs of approximately $362,000 from the sale of 2.6 million shares of common stock and warrants to purchase up to an aggregate of 2.0 million shares of our common stock in a registered direct offering. The warrants have an exercise price of $2.886 per share, a five year term, and are exercisable beginning on the date of issuance. Each warrant to purchase a share of common stock may also be exchanged during its term for a number of shares of common stock (but not more than one share of common stock for each warrant so exchanged) with a value determined by a negotiated formula if, among other things, our common stock is then trading at a price at or lower than the warrant exercise price per share. Subject to limitations in the warrants, we may require the warrants be exercised for cash if the closing bid price of our stock is over $3.61 for 20 consecutive trading days and the average daily dollar volume over that period is equal to or exceeds $300,000.

We have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2012 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These consolidated financial statements are prepared assuming the Company will continue as a going concern.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of MicroVision, Inc. and MicroVision Innovations Singapore Pte. Ltd. ("MicroVision Singapore"), a wholly owned foreign subsidiary. MicroVision Singapore was incorporated in April 2011 and is engaged in operational support functions for MicroVision, Inc. There were no material intercompany accounts and transactions during the three and six months ended June 30, 2013.

2. NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities outstanding. Potentially dilutive common stock equivalents primarily consist of warrants, employee stock options and nonvested equity shares. Diluted net loss per share for the three and six months ended June 30, 2013 and 2012 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including options, warrants and nonvested equity shares is anti-dilutive. The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net loss available for common shareholders - basic and diluted	$(3,436)	$(4,971)	$(7,090)	$(14,774)

Denominator:
Weighted-average common shares outstanding - basic and diluted	26,493	19,167	25,870	18,097

Net loss per share - basic and diluted	$(0.13)	$(0.26)	$(0.27)	$(0.82)

We excluded the following convertible securities from diluted net loss per share, as the effect of including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Publicly Traded Warrants Exercisable	753,000	753,000	753,000	753,000
Options and Private Warrants Exercisable	7,612,000	5,302,000	7,612,000	5,302,000
Nonvested Equity Shares	215,000	80,000	215,000	80,000

Total	8,580,000	6,135,000	8,580,000	6,135,000

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

For the three and six months ended June 30, 2013, two commercial customers accounted for approximately 93% and 89% of our total revenue. The accounts receivable balance from these customers was approximately 98% of our net accounts receivable balance at June 30, 2013.

4. INVENTORY

Inventory consists of the following:

	June 30,	December 31,
	2013	2012
Raw materials	$11,000	$361,000
Finished goods	33,000	136,000
	$44,000	$497,000

The inventory at June 30, 2013 and December 31, 2012 consisted of components supplied under our "Image by PicoP®" ingredient brand business model, and finished goods primarily composed of our accessory pico projectors. Inventory is stated at the lower of cost or market. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, we reduce the value of our inventory to our estimated scrap value when management determines that it is not probable that the inventory will be consumed through normal production during the next twelve months. During the six months ended June 30, 2013, we recorded inventory write-downs of $303,000. In 2012, we recorded inventory write-downs of $1,094,000. At June 30, 2013 and December 31, 2012, we have aggregate write-downs recorded of $10,279,000 and $9,916,000, respectively, offsetting inventory on hand deemed to be obsolete or scrap inventory.

5. SHARE-BASED COMPENSATION

We use the straight-line attribution method to allocate the fair value of share-based compensation awards over the requisite service period for each award. The following table shows the amount of stock-based compensation expense included in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of contract revenue	$-	$4,000	$4,000	$10,000
Cost of product revenue	-	-	1,000	20,000
Research and development expense	(72,000)	87,000	88,000	224,000
Sales, marketing, general and administrative expense	168,000	390,000	388,000	600,000
Total share-based employee compensation expense	$96,000	$481,000	$481,000	$854,000

Options Activity and Positions

The following table summarizes shares, weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2013:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(years)	Value
Outstanding as of June 30, 2013	1,255,000	$12.63	6.9	$376,000

Exercisable as of June 30, 2013	770,000	$18.80	5.6	$97,000

As of June 30, 2013, our unamortized share-based employee compensation was $941,000 which we plan to amortize over the next 1.9 years and our unamortized nonvested equity share-based employee compensation was $366,000 which we plan to amortize over the next 0.9 years.

6. COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Adverse purchase commitments

We have periodically entered into noncancelable purchase contracts in order to ensure the availability of materials to support production of products based on our PicoP display technology. We periodically assess the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. As of June 30, 2013 and December 31, 2012 we had approximately $500,000 and $634,000, respectively, accrued for adverse purchase commitments related to these purchase contracts.

7. COMMON STOCK AND WARRANTS

In May 2013, we raised $5.85 million before issuance costs of approximately $362,000 from the sale of 2.6 million shares of common stock and warrants to purchase up to an aggregate of 2.0 million shares of our common stock in a registered direct offering. The warrants have an exercise price of $2.886 per share, a five year term, and are exercisable beginning on the date of issuance. Each warrant to purchase a share of common stock may also be exchanged during its term for a number of shares of common stock (but not more than one share of common stock for each warrant so exchanged) with a value determined by a negotiated formula if, among other things, our common stock is then trading at a price at or lower than the warrant exercise price per share. Subject to limitations in the warrants, we may require the warrants be exercised for cash if the closing bid price of our stock is over $3.61 for 20 consecutive trading days and the average daily dollar volume over that period is equal to or exceeds $300,000.

Based on the terms of the agreement, we have determined that the warrant instruments should be classified as a liability given that the warrants could result in the issuance of a variable number of common shares based on a conditional exercise provision that is outside of our control at any point when the share price of our common stock is equal to or less than the stated exercise price of $2.886 per share. At the date of issuance, and as of June 30, 2013, our common stock was trading at a value less than the stated exercise price, as such upon expiration of the 45 day lock up period, the holders may elect to exchange the warrants for a variable number of shares of common stock as determined by a negotiated formula included in the warrant agreement. However, the agreement contains a limit that restricts the number of shares that may be issued under this exchange provision, such that we will not issue any more common shares than could be issued on a one-for-one basis upon exercise of the warrants. As of June 30, 2013, based upon the terms of the agreement and the quoted market price of our common stock, if the exchange feature were to be fully exercised, we would be required to issue approximately 1,490,000 shares of common stock, equal to an estimated fair market value of $3,755,000, which we believe is the best indication of the fair value of the warrant obligation as of June 30, 2013. Changes in the market value of our common stock will increase or decrease the number of shares to be issued under this exchange feature; however the aggregate fair market value of shares to be issued under this provision will not change significantly due to the negotiated and fixed exchange formula in the agreement. Due to the limiting provisions on the exchange agreement, the maximum number of shares of common stock that we could be required to issue is 1,976,352.

At each balance sheet date, we will evaluate the fair value of the warrants and any change in value will be recorded as a non-operating gain or loss on the statement of operations. We will re-assess the appropriate valuation model for determining the estimated fair value of the warrant instruments, which may include a binomial valuation model to take into consideration the other features of the warrants. Determination of the fair market value of the warrant instruments includes consideration of Level 3 inputs. Level 3 inputs are unobservable inputs for which there is little or no market data, which requires us to develop our own assumptions, which are significant to the measurement of the fair values.

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

Overview

We are developing our proprietary PicoP® display technology, which can be used by our customers to create high-resolution miniature laser display and imaging engines. Our PicoP display technology utilizes our widely patented expertise in two dimensional Micro- Electrical Mechanical Systems (MEMS), lasers, optics and electronics to create a high quality video or still image from a small form factor device with lower power needs than conventional display technologies. Our strategy is to develop and supply PicoP display technology directly or through licensing arrangements to original equipment manufacturers (OEMs) in market segments including consumer electronics, automotive, and industrial for integration into their products.

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

Devices enabled by PicoP display technology can be used in field-based professions such as service repair or sales to view and share information such as schematics for equipment repair, sales data, orders or contact information within a CRM application on a larger, more user-friendly display. We also see potential for embedding PicoP display technology in industrial products where our displays could be used for 3D measuring and digital signage, enhancing the overall user experience of these applications. We continue to enter into a limited number of contracts with commercial and U.S. government customers to develop advanced prototypes and demonstration units based on our light scanning technologies.

We develop and procure intellectual property rights relating to our technology as a key aspect of our business strategy. We generate intellectual property from our internal research and development activities and our ongoing performance on development contracts. We also have acquired exclusive rights to various technologies under licensing and acquisition agreements.

In 2012, we reduced our sales and marketing effort for the SHOWWX ™ line of pico projectors and we do not expect to increase our investment in the SHOWWX™ product in the future.

We have incurred substantial losses since inception and expect to incur a substantial loss during the fiscal year ending December 31, 2013.

Results of Operations

Product revenue.

(in thousands)	2013	2012	$ change	% change

Three months ended June 30	$917	$750	$167	22.3

(in thousands)	2013	2012	$ change	% change

Six months ended June 30	$2,136	$2,279	$(143)	(6.3)

Product revenue during the three and six months ended June 30, 2013 primarily includes sales of components to Pioneer under our "Image by PicoP" ingredient brand business model. Product revenue during the three and six months ended June 30, 2012 included sales of components to Pioneer, sales of our SHOWWX™ line of accessory pico projectors and sales of our PicoP display engines.

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

Product revenue was higher during the three months ended June 30, 2013 than the same period in 2012, due to higher sales of components to Pioneer. These increases were partially offset by lower sales of our accessory pico projectors. Product revenue was lower during the six months ended June 30, 2013 than the same period in 2012, due to decreased sales of our PicoP display engines and finished units. These decreases were partially offset by increased component sales. The backlog of product orders at June 30, 2013 was approximately $282,000, compared to $4.4 million at June 30, 2012. The product backlog is scheduled for delivery within one year.

Contract revenue.

		% of		% of
		contract		contract
(in thousands)	2013	revenue	2012	revenue	$ change	% change
Three months ended June 30
Government revenue	$-	-	$53	9.7	$(53)	(100.0)
Commercial revenue	73	100.0	492	90.3	(419)	(85.2)
Total contract revenue	$73	100.0	$545	100.0	$(472)	(86.6)

		% of		% of
		contract		contract
(in thousands)	2013	revenue	2012	revenue	$ change	% change
Six months ended June 30
Government revenue	$-	-	$156	20.9	$(156)	(100.0)
Commercial revenue	355	100.0	590	79.1	(235)	(39.8)
Total contract revenue	$355	100.0	$746	100.0	$(391)	(52.4)

We earn contract revenue from the sale of prototype units and evaluation kits based on our PicoP display engine and sales of test equipment built specifically for use in PicoP display engine production and from performance on long-term, cost plus fixed fee, and fixed price contracts with commercial customers and the U.S. government. Our contract revenue from sales of prototype units and evaluation kits may vary substantially due to the timing of orders from customers and potential constraints on resources. Our contract revenue from long-term contracts in a particular period is dependent upon when we enter into a contract, the value of the contracts we have entered into, and the availability of technical resources to perform work on the contracts.

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

Contract revenue was lower during the three and six months ended June 30, 2013 than the same period in 2012 primarily due to lower sales of test equipment and reduced activity on government contracts in 2013 compared to the prior year.

Our contract backlog at June 30, 2013 was $104,000 compared to $1.0 million at June 30, 2012. The backlog is scheduled for completion during the next twelve months.

Development revenue.

(in thousands)	2013	2012	$ change	% change

Three months ended June 30	$880	$-	$880	-

(in thousands)	2013	2012	$ change	% change

Six months ended June 30	$1,180	$-	$1,180	-

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

In March 2013, we entered into a $4.6 million collaborative research and development agreement with a prominent electronics company to incorporate our PicoP® display technology into a display engine that could enable a variety of new products. During the three and six months ended June 30, 2013, $880,000 and $1.2 million of revenue was recognized on this agreement.

Based on the terms of this agreement, we recognize development revenue as work progresses on the agreement and as our customer accepts the deliverables using a proportional method based on lesser of the cumulative proportion of total planned costs to be incurred under the agreement versus the cash payments received plus outstanding billings for work accepted by the customer. Since our collaborative agreements generally require some level of technology development, the actual costs required to complete a contract can vary from our estimates. The proportional revenue recognition method we use for collaborative research and development agreements includes adjustments for revisions to estimated total agreement costs. Each period, we evaluate total estimated costs for each agreement and include any significant revisions in the period we become aware of changes in estimated total costs. In the future, revisions in these estimates could significantly impact recognized revenue in any one reporting period.

Our backlog of collaborative research and development agreements at June 30, 2013 was $3.4 million compared to zero at June 30, 2012. The backlog is scheduled for completion during the next twelve months.

Cost of product revenue.

		% of		% of
		product		product
(in thousands)	2013	revenue	2012	revenue	$ change	% change
Three months ended June 30	$837	91.3	$(281)	(37.5)	$1,118	(397.9)
Six months ended June 30	1,501	70.3	3,894	170.9	(2,393)	(61.5)

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

Cost of product revenue was higher during the three months ended June 30, 2013 than the same period in 2012 because, during the three months ended June 30, 2012, we negotiated a lower price for certain components in inventory that had previously been written down to net realizable value. As a result of this renegotiation, the aggregate purchase price was reduced and we recorded a credit of $1.4 million to cost of product revenue during second quarter of 2012. This change was partially offset by lower costs in 2013 resulting from a change in product mix from sales of lower margin SHOWWX™ products in 2012 to sales of higher margin components to support Pioneer's Cyber Navi production.

Cost of product revenue was lower during the six months ended June 30, 2013 than the same period in 2012 primarily because of the change in product mix from lower margin SHOWWX™ products to sales of higher margin components, decreased inventory write downs and lower manufacturing overhead associated with excess production capacity compared to the prior year. During the six months ended June, 2013 and 2012, cost of product revenue included inventory write downs of $303,000 and $1.1 million, respectively. During the six months ended June 30, 2013, cost of product revenue did not include any manufacturing overhead associated with production capacity in excess of production requirements, compared to $411,000 during the same period in 2012.

The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of overhead expense and the volume of direct material purchased. It decreased substantially during the six months ended June 30, 2013 than the same period in 2012 due to costs incurred in 2012 associated with aligning our operations to our ingredient brand strategy per above.

Cost of contract revenue.

		% of		% of
		contract		contract
(in thousands)	2013	revenue	2012	revenue	$ change	% change
Three months ended June 30	$26	35.6	$248	45.5	$(222)	(89.5)
Six months ended June 30	163	45.9	403	54.0	(240)	(59.6)

Cost of contract revenue includes both the direct and allocated indirect costs of producing prototype units and evaluation kits and performing on long-term, cost plus fixed fee, and fixed price contracts. Direct costs include labor, materials and other costs incurred directly in producing prototype units and evaluation kits or performing on a contract. Indirect costs include labor and other costs associated with operating our research and development department and building our technical capabilities and capacity. Cost of contract revenue is determined by the level of direct and indirect costs incurred, which can fluctuate substantially from period to period.

Cost of contract revenue was lower during the three and six months ended June 30, 2013 than the same period in 2012 as a result of the decreased sales of test equipment and reduced activity on government contracts.

The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract cost mix and the levels of direct and indirect costs incurred.

Research and development expense.

(in thousands)	2013	2012	$ change	% change
Three months ended June 30	$2,339	$3,227	$(888)	(27.5)
Six months ended June 30	4,591	7,167	(2,576)	(35.9)

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

The decrease in research and development expense during the three and six months ended June 30, 2013, compared to the same period in 2012, is primarily attributable to decreased payroll costs associated with reductions in staffing levels and lower subcontracted services compared to the prior year.

Sales, marketing, general and administrative expense.

(in thousands)	2013	2012	$ change	% change
Three months ended June 30	$2,101	$3,064	$(963)	(31.4)
Six months ended June 30	4,504	6,352	(1,848)	(29.1)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses. We believe that under the ingredient brand business model we will have lower costs in sales, marketing, general and administrative expense in the future than had we not implemented the strategy.

The decrease in sales, marketing, general and administrative expense during the three and six months ended June 30, 2013, compared to the same period in 2012, is primarily due to decreased payroll costs associated with reductions in staffing levels compared to the prior year.

Other income (expense).

(in thousands)	2013	2012	$ change	% change
Three months ended June 30	$(3)	$(9)	$6	(66.7)
Six months ended June 30	(4)	16	(20)	(125.0)

The change in other income (expense) for the six months ended June 30, 2013 compared to the same period in 2012 resulted primarily from prior year sales of excess inventory.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from contract revenues, collaborative research and development agreements and product sales. At June 30, 2013, we had $6.0 million in cash and cash equivalents and a working capital deficit of $2.6 million.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through October of 2013. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing our planned investment in development projects resulting in reductions in staff, operating costs, capital expenditures and investment in research and development.

We received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2012 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These financial statements are prepared assuming we will continue as a going concern.

Cash used in operating activities totaled $6.3 million during the six months ended June 30, 2013, compared to $13.0 million during the same period in 2012. During the six months ended June 30, 2013, the decrease in net cash used in operating activities was primarily driven by lower personnel costs and increased margins on product sales, as well as savings resulting from steps taken to lower our cash use as we aligned our operations with our ingredient brand strategy.

Net cash used in investing activities totaled $83,000 for the six months ended June 30, 2013 compared to net cash used in investing activities of $38,000 during the six months ended June 30, 2012. During the six months ended June 30, 2013, the change in net cash used in investing activities was primarily driven by prior year activity which did not occur in the current year. Prior year activity included a $350,000 decrease of our restricted cash offset by purchases of property and equipment totaling $400,000.

Net cash provided by financing activities totaled $5.5 million for the six months ended June 30, 2013 compared to $14.7 million during the same period in 2012.

In May 2013, we raised $5.85 million before issuance costs of approximately $362,000 from the sale of 2.6 million shares of common stock and warrants to purchase up to an aggregate of 2.0 million shares of our common stock in a registered direct offering. The warrants have an exercise price of $2.886 per share, a five year term, and are exercisable beginning on the date of issuance. Each warrant to purchase a share of common stock may also be exchanged during its term for a number of shares of common stock (but not more than one share of common stock for each warrant so exchanged) with a value determined by a negotiated formula if, among other things, our common stock is then trading at a price at or lower than the warrant exercise price per share. Subject to limitations in the warrants, we may require the warrants be exercised for cash if the closing bid price of our stock is over $3.61 for 20 consecutive trading days and the average daily dollar volume over that period is equal to or exceeds $300,000.

In June 2012, we raised $10.5 million before issuance costs of approximately $823,000 through an underwritten public offering of 4.2 million shares of our common stock and warrants to purchase 2.1 million shares of our common stock. The warrants have an exercise price of $2.65 per share, a five year term, and are exercisable beginning one year from the date of issuance.

In May 2012, we raised $5.0 million before issuance costs of approximately $71,000 from the sale of 3.3 million shares of common stock and warrants to purchase 1.0 million shares of our common stock to a strategic investor. The warrants have an exercise price of $2.12 per share, a three year term, and are exercisable beginning on the date of issuance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of June 30, 2013, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risks is not material.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of June 30, 2013, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

The values of cash and cash equivalents by maturity date as of June 30, 2013, are as follows:

(amount in thousands)	Amount	Percent
Cash and cash equivalents	$6,003	100.00%
Less than one year	-	-%
One to two years	-	-%
Greater than five years	-	-%
	$6,003	100.00%

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

  As of June 30, 2013, we had an accumulated deficit of $444.6 million.
  We incurred consolidated net losses of $414.8 million from inception through 2011, $22.7 million in 2012, and a net loss of $7.1 million in the six months ended June 30, 2013.

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

>We will require additional capital to fund our operations and to implement our business plan. If we do not obtain additional capital, we may be required to curtail our operations substantially. Raising additional capital may dilute the value of current shareholders' shares.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through October of 2013. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through the issuance of equity or debt securities.

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

Since 2010, most of our revenues have been generated from product sales to a limited number of customers and distribution partners. In 2012, 61% of our revenue was generated from sales to one commercial customer. For the six months ended June 30, 2013, two commercial customers accounted for approximately 89% of our total revenue. Our quarterly operating results may vary significantly based on:

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

Our backlog totaled $3.8 million as of June 30, 2013. We may be unable to meet the performance requirements, including performance specifications or delivery dates, required by such collaborative research and development agreements, contracts or purchase orders.  Further, our customers may be unable or unwilling to perform their obligations thereunder on a timely basis or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals. To the extent we are unable to perform under such collaborative research and development agreements, contracts or purchase orders or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

It may become more difficult to sell our stock in the public market or maintain our listing on the NASDAQ Global Market.

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ'S listing maintenance standards for any reason, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were not listed on the NASDAQ Capital Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. The market price of our stock has traded below $5.00 per share during 2013 and 2012. On August 6, 2013, the closing price of our stock was $2.43.

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

MICROVISION, INC.
Date: August 9, 2013	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2013	BY:	/s/ Stephen P. Holt
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