Form 10-Q
period 2013-09-30
MICROVISION INC
filed 2013-11-13
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

As of November 8, 2013, 31,657,000 shares of the Company's common stock, $0.001 par value, were outstanding.

MicroVision, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$8,321	$6,850
Accounts receivable, net of allowance of $347 and $332	137	1,115
Costs and estimated earnings in excess of billings on uncompleted contracts	12	12
Inventory	28	497
Other current assets	420	1,221
Total current assets	8,918	9,695

Property and equipment, net	1,182	1,205
Restricted investments	435	436
Intangible assets	1,462	1,580
Other assets	18	22
Total assets	$12,015	$12,938

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$1,809	$3,035
Accrued liabilities	3,014	4,007
Deferred revenue	-	609
Billings in excess of costs and estimated earnings on uncompleted contracts	209	98
Warrant liability	6,716	-
Current portion of capital lease obligations	29	48
Current portion of long-term debt	-	67
Total current liabilities	11,777	7,864
Capital lease obligations, net of current portion	-	20
Deferred rent, net of current portion	428	-
Total liabilities	12,205	7,884

Commitments and contingencies

Shareholders' Equity (Deficit)
Preferred stock, par value $.001; 25,000 shares authorized; 0 and
0 shares issued and outstanding	-	-
Common stock, par value $.001; 100,000 shares authorized; 31,653 and
25,237 shares issued and outstanding	32	25
Additonal paid-in capital	448,066	442,560
Accumulated deficit	(448,288)	(437,531)
Total shareholders' equity (deficit)	(190)	5,054
Total liabilities and shareholders' equity (deficit)	$12,015	$12,938

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Product revenue	$176	$2,098	$2,312	$4,377
Contract revenue	128	515	483	1,261
Development revenue	660	-	1,840	-
Total revenue	964	2,613	4,635	5,638

Cost of product revenue	8	887	1,509	4,781
Cost of contract revenue	76	251	239	654
Total cost of revenue	84	1,138	1,748	5,435

Gross margin	880	1,475	2,887	203

Research and development expense	2,893	3,097	7,484	10,264
Sales, marketing, general and administrative expense	2,132	2,425	6,636	8,777
Gain on disposal of fixed assets	(33)	(46)	(35)	(47)
Total operating expenses	4,992	5,476	14,085	18,994
Loss from operations	(4,112)	(4,001)	(11,198)	(18,791)
Change in warrant liability	397	-	397	-
Other income (expense)	48	156	44	172
Net loss	$(3,667)	$(3,845)	$(10,757)	$(18,619)

Net loss per share - basic and diluted	$(0.13)	$(0.15)	$(0.40)	$(0.91)

Weighted-average shares outstanding - basic and diluted	28,448	24,974	26,739	20,406

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(3,667)	$(3,845)	$(10,757)	$(18,619)

Other comprehensive gain (loss):
Unrealized gain (loss) on investment securities,
available-for-sale	-	-	-	3
Less: reclassification adjustment for losses realized
in net loss	-	-	-	32
Comprehensive loss	$(3,667)	$(3,845)	$(10,757)	$(18,584)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(10,757)	$(18,619)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	727	1,142
Amortization of intangible assets	118	138
Gain on disposal of property and equipment	(35)	(47)
Realized loss on sale of short-term investments	-	32
Non-cash stock-based compensation expense	996	1,730
Change in warrant liability	(397)	-
Realized gain on exchange of warrants	(18)	-
Inventory write-downs	303	1,094
Non-cash deferred rent	(16)	(118)
Change in:
Accounts receivable, net	978	(516)
Costs and estimated earnings in excess of billings on uncompleted contracts	-	58
Inventory	166	2,538
Other current assets	789	183
Other assets	4	12
Accounts payable	(1,413)	(3,413)
Accrued liabilities	(896)	(1,095)
Deferred revenue	(609)	-
Billings in excess of costs and estimated earnings on uncompleted contracts	111	(70)
Net cash used in operating activities	(9,949)	(16,951)

Cash flows from investing activities
Sales of investment securities	-	11
Decrease in restricted investment	1	350
Proceeds on sale of property and equipment	35	47
Purchases of property and equipment	(273)	(478)
Net cash used in investing activities	(237)	(70)

Cash flows from financing activities
Principal payments under capital leases and long-term debt	(106)	(100)
Net proceeds from issuance of common stock and warrants	11,763	14,789
Net cash provided by financing activities	11,657	14,689
Net increase (decrease) in cash and cash equivalents	1,471	(2,332)
Cash and cash equivalents at beginning of period	6,850	13,075
Cash and cash equivalents at end of period	$8,321	$10,743

Supplemental disclosure of cash flow information
Cash paid for interest	$10	$24

Supplemental schedule of non-cash investing and financing activities
Other non-cash additions to property and equipment	$431	$11

Issuance of common stock for exchange of warrants	$207	$-

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

1. MANAGEMENT'S STATEMENT AND PRINCIPLES OF CONSOLIDATION

Management's Statement

The Consolidated Balance Sheet as of September 30, 2013, the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, and Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 have been prepared by MicroVision, Inc. ("we" or "us") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at September 30, 2013 and the results of operations, comprehensive loss and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the "SEC"). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from contract revenues, collaborative research and development agreements and product sales. At September 30, 2013, we had $8.3 million in cash and cash equivalents and a working capital deficit of $2.9 million. Included in the working capital deficit is a $6.7 million non-cash liability associated with our warrants as discussed in footnote 7.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through February of 2014. We will require additional cash to fund our operating plan past that time.

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

In September 2013, we raised $6.6 million before issuance costs of approximately $434,000 from the sale of 3.5 million shares of common stock and warrants to purchase up to an aggregate of 2.1 million shares of our common stock in a registered direct offering. The warrants have an exercise price of $2.444 per share, a five year term, and are exercisable beginning on the date of issuance. Each warrant to purchase a share of common stock may also be exchanged during its term for a number of shares of common stock (but not more than one share of common stock for each warrant so exchanged) with a value determined by a negotiated formula if, among other things, our common stock is then trading at a price at or lower than the warrant exercise price per share. Subject to limitations in the warrants, we may require the warrants be exercised for cash if the closing bid price of our stock is over $3.055 for 20 consecutive trading days and the average daily dollar volume over that period is equal to or exceeds $300,000.

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

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of MicroVision, Inc. and MicroVision Innovations Singapore Pte. Ltd. ("MicroVision Singapore"), a wholly owned foreign subsidiary. MicroVision Singapore was incorporated in April 2011 and is engaged in operational support functions for MicroVision, Inc. There were no material intercompany accounts and transactions during the three and nine months ended September 30, 2013.

2. NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities outstanding. Potentially dilutive common stock equivalents primarily consist of warrants, employee stock options and nonvested equity shares. Diluted net loss per share for the three and nine months ended September 30, 2013 and 2012 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including options, warrants and nonvested equity shares is anti-dilutive. The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net loss available for common shareholders - basic and diluted	$(3,667)	$(3,845)	$(10,757)	$(18,619)

Denominator:
Weighted-average common shares outstanding - basic and diluted	28,448	24,974	26,739	20,406

Net loss per share - basic and diluted	$(0.13)	$(0.15)	$(0.40)	$(0.91)

We excluded the following convertible securities from diluted net loss per share, as the effect of including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Publicly Traded Warrants Exercisable	-	753,000	-	753,000
Options and Private Warrants Exercisable	10,239,000	5,711,000	10,239,000	5,711,000
Nonvested Equity Shares	308,000	339,000	308,000	339,000

Total	10,547,000	6,803,000	10,547,000	6,803,000

3. KEY ACCOUNTING POLICIES

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

For both the three and nine months ended September 30, 2013, three commercial customers accounted for approximately 89% of our total revenue. At September 30, 2013, one commercial customer accounted for 52% of our net accounts receivable balance.

Warrant liability

Based on the terms of the warrants we issued in May and September 2013, we have determined that they should be classified as a liability given that the warrants could result in the issuance of a variable number of shares of common stock based on a conditional exchange provision that is outside of our control at any point when the share price of our common stock is equal to or less than the stated warrant exercise prices. At the date of issuance, and as of September 30, 2013, our common stock was trading at a value less than the stated exercise prices. As such, the holders may elect to exchange the warrants for a variable number of shares of common stock as determined by a negotiated formula included in the warrants. However, the warrants limit the number of shares that may be issued under this exchange provision to one share of common stock for each warrant exchanged. Changes in the market value of our common stock may increase or decrease the number of shares to be issued under this exchange feature.

At each balance sheet date, we evaluate the fair value of the warrants and any change in value is recorded as a non-operating gain or loss on the statement of operations. Due to the varying exercise and exchange features of the warrants, the determination of the fair value of the warrant liability may vary depending on our common stock share price. If the share price of our common stock is less than the exercise price of the warrant per the terms of the agreement, we will calculate the fair value of the warrant liability as the fair value of the common stock that would be required to be issued to settle the exchange feature of the warrant obligation. If the share price of our common stock is greater than the exercise price of the warrant per the terms of the agreement, we will utilize a binomial option pricing model as the exchange feature provided per the agreement will no longer be available to the holder.

4. INVENTORY

Inventory consists of the following:

	September 30,	December 31,
	2013	2012
Raw materials	$3,000	$361,000
Finished goods	25,000	136,000
	$28,000	$497,000

The inventory at September 30, 2013 and December 31, 2012 consisted of components supplied under our "Image by PicoP®" ingredient brand business model, and finished goods primarily composed of our accessory pico projectors. Inventory is stated at the lower of cost or market. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, we reduce the value of our inventory to our estimated scrap value when management determines that it is not probable that the inventory will be consumed through normal production during the next twelve months. During the nine months ended September 30, 2013, we recorded inventory write-downs of $303,000. In 2012, we recorded inventory write-downs of $1,094,000. At September 30, 2013 and December 31, 2012, we have aggregate write-downs recorded of $8,378,000 and $9,916,000, respectively, offsetting inventory on hand deemed to be obsolete or scrap inventory.

5. SHARE-BASED COMPENSATION

We use the straight-line attribution method to allocate the fair value of share-based compensation awards over the requisite service period for each award. The following table shows the amount of stock-based compensation expense included in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of contract revenue	$11,000	$15,000	$15,000	$25,000
Cost of product revenue	-	20,000	1,000	40,000
Research and development expense	172,000	389,000	260,000	613,000
Sales, marketing, general and administrative expense	332,000	452,000	720,000	1,052,000
Total share-based employee compensation expense	$515,000	$876,000	$996,000	$1,730,000

Options Activity and Positions

The following table summarizes shares, weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2013:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(years)	Value
Outstanding as of September 30, 2013	1,884,000	$9.01	7.7	$-

Exercisable as of September 30, 2013	918,000	$15.73	5.8	$-

As of September 30, 2013, our unamortized share-based employee compensation was $1.5 million which we plan to amortize over the next 2.6 years and our unamortized nonvested equity share-based employee compensation was $512,000 which we plan to amortize over the next 0.8 years.

6. COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Adverse purchase commitments

We have periodically entered into noncancelable purchase contracts in order to ensure the availability of materials to support production of products based on our PicoP display technology. We periodically assess the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. As of September 30, 2013 and December 31, 2012 we had approximately $500,000 and $634,000, respectively, accrued for adverse purchase commitments related to these purchase contracts.

7. COMMON STOCK AND WARRANTS

In September 2013, we raised $6.6 million before issuance costs of approximately $434,000 from the sale of 3.5 million shares of common stock and warrants to purchase up to an aggregate of 2.1 million shares of our common stock in a registered direct offering. The warrants have an exercise price of $2.444 per share, a five year term, and are exercisable beginning on the date of issuance. Each warrant to purchase a share of common stock may also be exchanged during its term for a number of shares of common stock (but not more than one share of common stock for each warrant so exchanged) with a value determined by a negotiated formula if, among other things, our common stock is then trading at a price at or lower than the warrant exercise price per share. Subject to limitations in the warrants, we may require the warrants be exercised for cash if the closing bid price of our stock is over $3.055 for 20 consecutive trading days and the average daily dollar volume over that period is equal to or exceeds $300,000.

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

Based on the terms of the May 2013 and September 2013 warrants, we have determined that the warrants should be classified as a liability given that the warrants could result in the issuance of a variable number of shares of common stock based on a conditional exchange provision that is outside of our control at any point when the share price of our common stock is equal to or less than the stated exercise prices of $2.886 and $2.444 per share. At the date of issuance, and as of September 30, 2013, our common stock was trading at a value less than the stated exercise prices. As such, the holders may elect to exchange the warrants for a variable number of shares of common stock as determined by a negotiated formula included in the warrants. However, the warrants limit the number of shares that may be issued under this exchange provision to one share of common stock for each warrant exchanged. The maximum number of shares that we could be required to issue is under the terms of the warrants is 4,071,552. In September 2013, 118,243 shares of common stock were issued on a one-for-one basis under the warrant exchange provision of the May 2013 agreement. As of September 30, 2013, based upon the terms of the then outstanding warrants and the quoted market price of our common stock, if the exchange feature had been exercised, we would have been required to issue 3,859,669 shares of common stock, equal to an estimated fair market value of $6,716,000, which we believe is the best indication of the fair value of the warrant obligation as of September 30, 2013. Changes in the market value of our common stock may increase or decrease the number of shares to be issued under this exchange feature.

At each balance sheet date, we evaluate the fair value of the warrants and any change in value will be recorded as a non-operating gain or loss on the statement of operations. During the three months ended September 30, 2013, we recorded non-operating gains of $397,000 related to the change in value of the warrants.

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

During 2012, we aligned our operations to our ingredient brand strategy, simplifying our operations and reducing our ongoing cash requirements. Our strategy is to focus our efforts on licensing our technology to partners who will produce display engines based on PicoP display technology and will either incorporate the engine into their products or sell display engines to OEM manufacturers. Our development efforts are focused on supporting our customers in their manufacturing and integration and optimizing PicoP display technology for specific applications.

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

Devices enabled by PicoP display technology can be used in field-based professions such as service repair or sales to view and share information such as schematics for equipment repair, sales data, orders or contact information within a CRM application on a larger, more user- friendly display. We also see potential for embedding PicoP display technology in industrial products where our displays could be used for 3D measuring and digital signage, enhancing the overall user experience of these applications. We continue to enter into a limited number of contracts with commercial and U.S. government customers to develop advanced prototypes and demonstration units based on our light scanning technologies.

We develop and procure intellectual property rights relating to our technology as a key aspect of our business strategy. We generate intellectual property from our internal research and development activities and our ongoing performance on development contracts. We also have acquired exclusive rights to various technologies under licensing and acquisition agreements.

In 2012, we reduced our sales and marketing effort for the SHOWWX™ line of pico projectors and we do not expect to increase our investment in the SHOWWX™ product in the future.

We have incurred substantial losses since inception and expect to incur a substantial loss during the fiscal year ending December 31, 2013.

Results of Operations

Product revenue.

(in thousands)	2013	2012	$ change	% change

Three months ended September 30	$176	$2,098	$(1,922)	(91.6)

(in thousands)	2013	2012	$ change	% change

Nine months ended September 30	$2,312	$4,377	$(2,065)	(47.2)

Product revenue during the three and nine months ended September 30, 2013 primarily includes sales of components to Pioneer under our "Image by PicoP" ingredient brand business model. Product revenue during the three and nine months ended September 30, 2012 included sales of components to Pioneer, sales of our SHOWWX™ line of accessory pico projectors and sales of our PicoP display engines.

Our product sales generally include acceptance provisions. We recognize product revenue upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. Provisions are made for warranties at the time revenue is recorded. Warranty expense was not material for any periods presented.

Product revenue was lower during the three and nine months ended September 30, 2013 than the same period in 2012, due to lower sales of components to Pioneer and decreased sales of our PicoP display engines and finished units. We have fulfilled all open orders from Pioneer, and, at this time, do not expect to receive additional follow-on orders for their after-market HUD product. The backlog of product orders at September 30, 2013 was approximately $147,000, compared to $4.3 million at September 30, 2012. The product backlog is scheduled for delivery within one year.

Contract revenue.

		% of		% of
		contract		contract
(in thousands)	2013	revenue	2012	revenue	$ change	% change
Three months ended September 30
Government revenue	$-	-	$-	-	$-	n/a
Commercial revenue	128	100.0	515	100.0	(387)	(75.1)
Total contract revenue	$128	100.0	$515	100.0	$(387)	(75.1)

		% of		% of
		contract		contract
(in thousands)	2013	revenue	2012	revenue	$ change	% change
Nine months ended September 30
Government revenue	$-	-	$155	12.3	$(155)	(100.0)
Commercial revenue	483	100.0	1,106	87.7	(623)	(56.3)
Total contract revenue	$483	100.0	$1,261	100.0	$(778)	(61.7)

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

Contract revenue was lower during the three and nine months ended September 30, 2013 than the same period in 2012 primarily due to lower sales of test equipment and reduced activity on government contracts in 2013 compared to the prior year.

Our contract backlog at September 30, 2013 was $308,000 compared to $184,000 at September 30, 2012. The backlog is scheduled for completion during the next twelve months.

Development revenue.

(in thousands)	2013	2012	$ change	% change

Three months ended September 30	$660	$-	$660	-

(in thousands)	2013	2012	$ change	% change

Nine months ended September 30	$1,840	$-	$1,840	-

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

In March 2013, we entered into a $4.6 million collaborative research and development agreement with a prominent electronics company to incorporate our PicoP® display technology into a display engine that could enable a variety of new products. During the three and nine months ended September 30, 2013, $660,000 and $1.8 million of revenue was recognized on this agreement.

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

Our backlog of collaborative research and development agreements at September 30, 2013 was $2.8 million compared to zero at September 30, 2012. The backlog is scheduled for completion during the next twelve months.

Cost of product revenue.

		% of		% of
		product		product
(in thousands)	2013	revenue	2012	revenue	$ change	% change
Three months ended September 30	$8	4.5	$887	42.3	$(879)	(99.1)
Nine months ended September 30	1,509	65.3	4,781	109.2	(3,272)	(68.4)

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

Cost of product revenue was lower during the three months ended September 30, 2013 than the same period in 2012 because of the decreased volume of component sales.

Cost of product revenue was lower during the nine months ended September 30, 2013 than the same period in 2012 primarily because of the change in product mix from lower margin SHOWWX™ products to sales of higher margin components, decreased inventory write downs and lower manufacturing overhead associated with excess production capacity compared to the prior year. During the nine months ended September, 2013 and 2012, cost of product revenue included inventory write downs of $303,000 and $1.1 million, respectively. During the nine months ended September 30, 2013, cost of product revenue did not include any manufacturing overhead associated with production capacity in excess of production requirements, compared to $523,000 during the same period in 2012.

The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of overhead expense and the volume of direct material purchased. The decrease in the percentage during the three months ended September 30, 2013 compared to the same period in 2012 was the result of decreased excess production capacity costs and the sale of previously written down inventory. The percentage decreased substantially during the nine months ended September 30, 2013 than the same period in 2012 due to costs incurred in 2012 associated with aligning our operations to our ingredient brand strategy per above.

Cost of contract revenue.

		% of		% of
		contract		contract
(in thousands)	2013	revenue	2012	revenue	$ change	% change
Three months ended September 30	$76	59.4	$251	48.7	$(175)	(69.7)
Nine months ended September 30	239	49.5	654	51.9	(415)	(63.5)

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

Cost of contract revenue was lower during the three and nine months ended September 30, 2013 than the same period in 2012 as a result of the decreased sales of test equipment and reduced activity on government contracts.

The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract cost mix and the levels of direct and indirect costs incurred.

Research and development expense.

(in thousands)	2013	2012	$ change	% change
Three months ended September 30	$2,893	$3,097	$(204)	(6.6)
Nine months ended September 30	7,484	10,264	(2,780)	(27.1)

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

The decrease in research and development expense during the three months ended September 30, 2013, compared to the same period in 2012, is primarily attributable to decreased non-cash compensation expense and lower subcontracted services compared to the prior year. These decreases were partially offset by increases in direct material, supplies and tools purchases. The decrease in research and development expense during the nine months ended September 30, 2013, compared to the same period in 2012, is primarily attributable to decreased payroll costs associated with reductions in staffing levels, lower subcontracted services and lower non-cash compensation expense compared to the prior year.

Sales, marketing, general and administrative expense.

(in thousands)	2013	2012	$ change	% change
Three months ended September 30	$2,132	$2,425	$(293)	(12.1)
Nine months ended September 30	6,636	8,777	(2,141)	(24.4)

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

The decrease in sales, marketing, general and administrative expense during the three and nine months ended September 30, 2013, compared to the same period in 2012, is primarily due to decreased payroll costs associated with reductions in staffing levels compared to the prior year and lower non-cash compensation expense.

Change in warrant liability.
(in thousands)	2013	2012	$ change	% change
Three months ended September 30	$397	$-	$397	-
Nine months ended September 30	397	-	397	-

Based on the terms of the warrants we issued in May and September, 2013, we have determined that they should be classified as a liability given that the warrants could result in the issuance of a variable number of shares of common stock based on a conditional exchange provision that is outside of our control at any point when the share price of our common stock is equal to or less than the stated exercise prices of $2.886 and $2.444 per share. At the date of issuance, and as of September 30, 2013, our common stock was trading at a value less than the stated exercise price. As such, the holders may elect to exchange the warrants for a variable number of shares of common stock as determined by a negotiated formula included in the warrants. However, the warrants limit the number of shares that may be issued under this exchange provision to one share of common stock for each warrant exchanged. The maximum number of shares that we could be required to issue is under the terms of the warrants is 4,071,552. In September 2013, 118,243 shares of common stock were issued on a one-for-one basis under the warrant exchange provision of the May 2013 agreement. As of September 30, 2013, based upon the terms of the then outstanding warrants and the quoted market price of our common stock, if the exchange feature had been exercised, we would have been required to issue 3,859,669 shares of common stock, equal to an estimated fair market value of $6,716,000, which we believe is the best indication of the fair value of the warrant obligation as of September 30, 2013. Changes in the market value of our common stock may increase or decrease the number of shares to be issued under this exchange feature.

At each balance sheet date, we evaluate the fair value of the warrants and any change in value will be recorded as a non-operating gain or loss on the statement of operations. During the three months ended September 30, 2013, we recorded non-operating gains of $397,000 related to the change in value of the warrants.

Other income (expense).

(in thousands)	2013	2012	$ change	% change
Three months ended September 30	$48	$156	$(108)	(69.2)
Nine months ended September 30	44	172	(128)	(74.4)

The change in other income (expense) for the three and nine months ended September 30, 2013 compared to the same period in 2012 resulted primarily from prior year sales of excess inventory.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from contract revenues, collaborative research and development agreements and product sales. At September 30, 2013, we had $8.3 million in cash and cash equivalents and a working capital deficit of $2.9 million. Included in the working capital deficit is a $6.7 million non-cash liability associated with our warrants as described above.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through February of 2014. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing our planned investment in development projects resulting in reductions in staff, operating costs, capital expenditures and investment in research and development.

We received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2012 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These financial statements are prepared assuming we will continue as a going concern.

Cash used in operating activities totaled $9.9 million during the nine months ended September 30, 2013, compared to $17.0 million during the same period in 2012. During the nine months ended September 30, 2013, the decrease in net cash used in operating activities was primarily driven by lower personnel costs and increased margins on product sales, as well as savings resulting from steps taken to lower our cash use as we aligned our operations with our ingredient brand strategy.

Net cash used in investing activities totaled $237,000 for the nine months ended September 30, 2013 compared to net cash used in investing activities of $70,000 during the nine months ended September 30, 2012. Purchases of property and equipment during the nine months ended September 30, 2013 totaled $273,000 compared to $478,000 during the nine months ended September 30, 2012. Prior year activity also included a $350,000 decrease of our restricted cash.

Net cash provided by financing activities totaled $11.7 million for the nine months ended September 30, 2013 compared to $14.7 million during the same period in 2012.

In September 2013, we raised $6.6 million before issuance costs of approximately $434,000 from the sale of 3.5 million shares of common stock and warrants to purchase up to an aggregate of 2.1 million shares of our common stock in a registered direct offering. The warrants have an exercise price of $2.444 per share, a five year term, and are exercisable beginning on the date of issuance. Each warrant to purchase a share of common stock may also be exchanged during its term for a number of shares of common stock (but not more than one share of common stock for each warrant so exchanged) with a value determined by a negotiated formula if, among other things, our common stock is then trading at a price at or lower than the warrant exercise price per share. Subject to limitations in the warrants, we may require the warrants be exercised for cash if the closing bid price of our stock is over $3.055 for 20 consecutive trading days and the average daily dollar volume over that period is equal to or exceeds $300,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of September 30, 2013, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risks is not material.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of September 30, 2013, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

The values of cash and cash equivalents by maturity date as of September 30, 2013, are as follows:

(amount in thousands)	Amount	Percent
Cash and cash equivalents	$8,321	100.00%
Less than one year	-	-%
One to two years	-	-%
Greater than five years	-	-%
	$8,321	100.00%

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

  As of September 30, 2013, we had an accumulated deficit of $448.3 million.
  We incurred consolidated net losses of $414.8 million from inception through 2011, $22.7 million in 2012, and a net loss of $10.8 million in the nine months ended September 30, 2013.

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

We cannot be certain that we will succeed in obtaining additional contracts or collaborative research and development agreements or that we will be able to obtain substantial customer orders for our products. In light of these factors, we expect to continue to incur substantial losses and negative cash flow at least through 2014 and likely thereafter. We cannot be certain that we will achieve positive cash flow at any time in the future.

We will require additional capital to fund our operations and to implement our business plan. If we do not obtain additional capital, we may be required to curtail our operations substantially. Raising additional capital may dilute the value of current shareholders' shares.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through February of 2014. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through the issuance of equity or debt securities.

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

Since 2010, most of our revenues have been generated from product sales to a limited number of customers and distribution partners. In 2012, 61% of our revenue was generated from sales to one commercial customer. For the nine months ended September 30, 2013, three commercial customers accounted for approximately 89% of our total revenue. Our quarterly operating results may vary significantly based on:

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

Our backlog totaled $3.2 million as of September 30, 2013. We may be unable to meet the performance requirements, including performance specifications or delivery dates, required by such collaborative research and development agreements, contracts or purchase orders.  Further, our customers may be unable or unwilling to perform their obligations thereunder on a timely basis or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals. To the extent we are unable to perform under such collaborative research and development agreements, contracts or purchase orders or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

It may become more difficult to sell our stock in the public market or maintain our listing on the NASDAQ Global Market.

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ'S listing maintenance standards for any reason, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were not listed on the NASDAQ Capital Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. The market price of our stock has traded below $5.00 per share during 2013 and 2012. On November 8, 2013, the closing price of our stock was $1.52.

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

Products incorporating PicoP® display technology could become subject to new health and safety regulations that would reduce our ability to commercialize PicoP display technology. Compliance with any such new regulations would likely increase our cost to develop and produce products using PicoP display technology and adversely affect our financial results.

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

We rely on single suppliers to manufacture our PicoP® display engine and our MEMS chips in wafer form. The lead time required to establish a relationship with a new contract manufacturer or foundry is long, and it takes time to adapt a product's design to a particular manufacturer's processes. Accordingly, there is no readily available alternative source of supply for these products and components in high volumes. Changing our source of supply and manufacture could cause significant delays in shipping products which may result in lost revenues and damaged customer relationships.

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

ITEM 6. Exhibits
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
Date: November 13, 2013	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2013	BY:	/s/ Stephen P. Holt
Stephen P. Holt
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed herewith.

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase