Form 10-K
period 2013-12-31
MICROVISION INC
filed 2014-03-06
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number    001-34170

MicroVision, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	91-1600822
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6244 185th Ave NE, Suite 100
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $70.4 million (based on the closing price for the registrant's Common Stock on the NASDAQ Global Market of $2.52 per share).

The number of shares of the registrant's common stock outstanding as of March 3, 2014 was 35,801,000.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2014 Annual Meeting of Shareholders are incorporated herein by reference into Part III of this report.

MicroVision, Inc.
2013 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

i

PART I

Preliminary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, technology development by third parties, future operations, financing needs or plans of MicroVision, as well as assumptions relating to the foregoing. The words "anticipate," "could," "would," "believe," "estimate," "expect," "goal," "may," "plan," "project," "will," and similar expressions identify forward-looking statements. Factors that could cause actual results to differ materially from those projected in our forward-looking statements include risk factors identified below in Item 1A.

ITEM 1. BUSINESS

Overview

We are developing our proprietary PicoP® display technology which can be used by our customers to create high-resolution miniature laser display and imaging engines. Our PicoP display technology uses our widely patented expertise in two dimensional Micro-Electrical Mechanical Systems (MEMS), lasers, optics, and electronics to create a high quality video or still image from a small form factor device with lower power needs than conventional display technologies. Our strategy is to develop and supply PicoP display technology directly or through licensing arrangements to original device manufacturers (ODMs) and original equipment manufacturers (OEMs) in various market segments, including consumer electronics and automotive, for integration into their products.

During 2012, we aligned our operations to our ingredient brand strategy, simplifying our operations and resulting in a significant reduction to our 2013 cash usage relative to 2012. Our strategy is to focus our efforts on licensing our technology and selling display engine components to partners who will produce display engines based on PicoP display technology and either sell those display engines to OEMs, or incorporate the engines into their own products.

Our development efforts are focused on improving the performance of display engines through the improvement of both engine system, hardware and software design, and the performance of various components of the display engine. We also provide engineering support to our customers as they prepare to manufacture display engines and we provide support to ODMs and OEMs during the integration and optimization of PicoP display technology for specific products.

The primary objective for consumer applications is to provide users of mobile devices such as smartphones, tablets and other consumer electronics products with a large screen viewing experience produced by a small projector either embedded in the device or via a companion product. These potential products would allow users to watch movies and videos, play games, and display images and other data onto a variety of surfaces, freeing users from the limitations of a small screen.

PicoP display technology could also be combined with other components and systems to be embedded into a vehicle or integrated into a portable standalone head-up display (HUD). HUD technology allows for important information, such as safety warnings or navigation instructions, to be projected so that it appears in front of vehicle operators where the information can be accessed without taking their eyes off the road.

We also see potential for PicoP display technology in other areas, although we are not currently working with customers. PicoP display technology could be combined with other components and systems to be incorporated into a pair of glasses to provide the mobile user with a see-through or occluded personal display to view movies, play games or access other content.

Devices enabled by PicoP display technology could be used in field-based professions such as service repair or sales to view and share information such as schematics for equipment repair, sales data, orders or contact information on a larger, more user-friendly display. We also see potential for embedding PicoP display technology in industrial products where our displays could be used for 3D measuring and digital signage, enhancing the overall user experience of these applications.

We develop and procure intellectual property rights relating to our technology as a key aspect of our business strategy. We generate intellectual property from our internal research and development activities and our ongoing performance on development contracts. We also have acquired exclusive rights to various technologies under licensing and acquisition agreements.

Technology

Our patented PicoP® display technology includes a single-mirror MEMS scanner, laser light sources, electronics, and optics combined using our proprietary system control expertise, gained through years of internal research and development. Our bi-directional MEMS scanning mirror is a key component of our technology platform and is one of our core competencies. Our MEMS design is a silicon device with a tiny mirror at the center. This mirror is connected to small flexures which allow it to oscillate vertically and horizontally to capture (imaging) or reproduce (display) an image pixel-by-pixel. PicoP display technology creates a brilliant, full color, high contrast, uniform display over the entire field of view, from a small and thin package. We believe that our proprietary PicoP display technology offers significant advantages over traditional display and imaging systems. Depending on the specific product application, these advantages may include:

  Focus free operation
  HD resolution
  Low power requirements to enable battery operated devices and applications
  Large screen size up to 200 inches from short distances
  Small and thin package size
  High brightness, contrast and brightness uniformity
  Rich, saturated color reproduction
  Small text readability

PicoP display technology currently uses red, blue and green laser diodes as the light source for the projector. Historically, the availability of green lasers has been constrained due to their complexity and a limited number of manufacturers. While the manufacturing complexity of the green laser has improved, there continues to be a limited number of suppliers.

Business Strategy

Our business model is to commercialize our technology by providing a reference design and display engine components to display engine manufacturers, and by licensing our technology to OEMS and ODMs for them to integrate and embed PicoP display technology across a broad range of display and imaging product applications. The key elements of our business strategy include the following:

  Continue to improve the performance of our PicoP display technology platform by advancing the system design, hardware and software.
  Partner with leading consumer and automotive OEMs to integrate our PicoP display technology into their products or to help them to develop their engines based on our technology.
  Partner with ODMs to ensure broader availability of high quality pico display engines in quantities to support the consumer electronics market.
  Supply key components for the display engine being developed by OEMs and ODMs who license PicoP display technology.
  Maintain a position of leadership with our intellectual property around PicoP display technology.

Marketing Focus:
Mobile Device Displays

The use of mobile devices worldwide has grown significantly and consumers' awareness and willingness to use mobile devices for data services has increased dramatically over the last few years. Applications such as email, texting, web-browsing, downloading and playing of videos, social networking and mobile gaming are driving the demand for more capable smartphones and other mobile devices such as tablets. Typically, these devices have small screens which limit the utility and enjoyment of the content, especially in small group settings. We believe that pico projectors can free mobile device users from the limitations of a palm-sized or tablet-sized screen and provide a large screen viewing experience to increase the usefulness and enjoyment of watching movies and videos, playing games, and displaying and sharing images and many other applications.

Vehicle Displays

We believe an automotive head-up display (HUD) improves driver safety by eliminating the driver's need to look away from the road to read information such as GPS mapping images, audio controls and other automobile instrumentation. Working independently and with Tier 1 automotive suppliers, we have produced prototypes that demonstrate the ability of PicoP display technology to project high-resolution images onto the windshield of an automobile, providing the driver with a variety of information related to the car's operation. We believe that an automotive HUD based on our PicoP display technology offers three distinct advantages over competing head-up displays:

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

We are working independently and with a Tier 1 supplier to market PicoP display technology to automotive sector OEM customers. Our PicoP display technology subsystem could be integrated by a Tier 1 supplier into their HUD product package for sale to automobile manufacturers or by a product integrator into an aftermarket product for direct sale to their customers for use in automobiles, specialty vehicles, trucks, buses and motor coaches.

Go-To-Market Strategy

We are currently marketing our PicoP® display technology to leading OEMs and ODMs. We expect our vertically integrated customers may act as OEMs and may integrate our PicoP display technology into their end products. We expect other customers may act as ODMs and develop display engines for sale to OEMs.

Certain applications using PicoP display technology, such as an automotive HUD or pico projection for tablets and mobile phones, will require integration of an engine based on our technology into the products. Also, in cases where a customer requires such assistance, we plan on providing designs for components, subsystems and systems under licensing agreements.

We expect that some customers will require unique designs for their products. We expect that such relationships will generally involve a period of co-development during which our customer's engineering, manufacturing and marketing teams would work with our technical staff to customize the PicoP display technology for their targeted market and application. We may charge fees to our customers to fund the costs of the engineering effort incurred on such development projects. The nature of these relationships may vary from partner to partner depending on the proposed specifications for the display engine, the product to be developed, and the customers' design, manufacturing and distribution capabilities. We believe this strategy allows us to limit our own direct manufacturing investment for components, reducing our capital requirements and the risks inherent in taking PicoP display technology to market.

To date, the majority of our revenue from pico projection products has been generated primarily through sales of PicoP display engine components, development revenue and sales of our SHOWWX line of accessory projectors through distributors and OEM customers, and to a lesser extent directly to end users through our online store. If we are successful in getting ODMs and OEMs to launch products enabled by PicoP display technology into markets, our revenue may come from the sales of components, licensing fees, and/or royalties, depending on the needs of each ODM or OEM.

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

We believe our extensive and highly-rated patent portfolio is the largest, broadest and earliest filed laser pico projection and display portfolio and includes applications such as automotive head-up display, range finding, portable media devices, image capture and laptop applications. MicroVision has over 500 issued patents, pending patents and licensed patents worldwide.

Since our inception in 1993, we have acquired under license agreements exclusive rights to various technologies, including, among others, rights related to the ability to superimpose images on the user's field of view with a retinal display, and rights related to the design and fabrication of micro miniature devices using semiconductor fabrication techniques. In some cases, the licensors have retained limited, non-commercial rights with respect to the technology, including the right to use the technology for non-commercial research and for instructional purposes.

Our ability to compete effectively in the display and image capture market may depend, in part, on our ability and the ability of our licensors to maintain the proprietary nature of these technologies.

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

Additional Information

We perform research and development to design and develop our technology platform and modifications to PicoP® display technology that will be required for specific applications. Research and development expense for the fiscal years ended December 31, 2013 and 2012 was $10.3 million and $12.9 million, respectively. In 2013, 50% of our revenue was generated from performance on collaborative research and development agreements, 40% of our revenue was generated from product sales, and 9% and 1% of revenue was derived from performance on development contracts with commercial customers and the U.S government, respectively. Two commercial customers accounted for 86% of our revenue in 2013. In 2012, 81% of our revenue was generated from product sales, and 17% and 2% of revenue was derived from performance on development contracts with commercial customers and the U.S government, respectively. One commercial customer accounted for 61% of our revenue in 2012. Prior to 2012, most of our revenue was generated from development contracts to develop our technology to meet customer specifications for both the U.S. government and commercial enterprises and, to a lesser extent, product sales. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

We had a backlog of $2.1 million at December 31, 2013 compared to a backlog of $1.8 million at December 31, 2012. The backlog at December 31, 2013 is composed of $1.7 million in collaborative research and development agreements, $285,000 in development contracts and orders for prototype units and evaluation kits, and $147,000 in orders for components and accessory pico projectors. We plan to complete all of the backlog within one year.

Employees

As of March 3, 2014, we had approximately 64 employees.

Further Information

MicroVision was founded in 1993 as a Washington corporation and reincorporated in 2003 under the laws of the State of Delaware. Our principal office is located at 6244 185th Avenue NE, Suite 100, Redmond WA 98052 and our telephone number is 425-936-6847.

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

  As of December 31, 2013, we had an accumulated deficit of $450.7 million.
  We incurred consolidated net losses of $414.8 million from inception through 2011, $22.7 million in 2012, and $13.2 million in 2013.

The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered by companies formed to develop and commercialize new technologies. In particular, our operations to date have focused primarily on research and development of our technology platform and development of demonstration units. We are unable to accurately estimate future revenues and operating expenses based upon historical performance.

We cannot be certain that we will succeed in obtaining additional development revenue or commercializing our technology or products. In light of these factors, we expect to continue to incur substantial losses and negative cash flow at least through 2014 and likely thereafter. We cannot be certain that we will achieve positive cash flow at any time in the future.

We will require additional capital to fund our operations and to implement our business plan. If we do not obtain additional capital, we may be required to curtail our operations substantially. Raising additional capital may dilute the value of current shareholders' shares.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through March 2014. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through the issuance of equity or debt securities.

We are introducing new technology into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the rate at which original equipment manufacturers and original device manufacturers introduce products incorporating PicoP display technology and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if the mix of revenues varies from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components, our products and systems and equipment manufacturers that may require additional investments by us.

Additional capital may not be available to us, or if available, on terms acceptable to us or on a timely basis. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of current shareholders' shares. If adequate funds are not available on a timely basis we may consider limiting our operations substantially to extend out funds as we pursue other financing opportunities and business relationships. This limitation of operations could include delaying development projects and reductions in staff, operating costs, including research and development, and capital expenditures. Reducing operations may jeopardize our ability to achieve our business goals or satisfy our customers.

We are dependent on third parties in order to develop, manufacture, sell and market our products.

Our strategy for commercializing our technology and products incorporating PicoP® display technology includes entering into development, manufacturing, sales and marketing arrangements with corporate partners, original equipment manufacturers and other third parties. We cannot be certain that we will be able to negotiate arrangements on acceptable terms, if at all, or that these arrangements will be successful in yielding commercially viable products. If we cannot establish these arrangements, we would require additional capital to undertake such activities on our own and would require extensive manufacturing, sales and marketing expertise that we do not currently possess and that may be difficult to obtain. In addition, we could encounter significant delays in introducing PicoP display technology or find that the development, manufacture or sale of products incorporating the PicoP display engine would not be feasible. To the extent that we enter into development, manufacturing, sales and marketing or other joint venture arrangements, our revenues will depend upon the performance of third parties. We cannot be certain that any such arrangements will be successful.

We cannot be certain that our technology platform or products incorporating PicoP® display technology will achieve market acceptance. If products incorporating PicoP display technology do not achieve market acceptance, our revenues may not grow.

Our success will depend in part on customer acceptance of PicoP display technology. PicoP display technology may not be accepted by manufacturers who use display technologies in their products, by systems integrators who incorporate our products into their products or by end users of these products. To be accepted, PicoP display technology must meet the expectations of our potential customers in the consumer, automotive, and other markets. If our technology fails to achieve market acceptance, we may not be able to continue to develop our technology platform.

Future products based on our PicoP® display technology are dependent on advances in technology by other companies.

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

Since 2010, most of our revenues have been generated from product sales to a limited number of customers and distribution partners. In 2012, one commercial customer accounted for 61% of our revenue. In 2013, 86% of our revenue was generated from sales to two commercial companies. Our quarterly operating results may vary significantly based on:

  commercial acceptance of products based on PicoP display technology;
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

Our backlog of open orders totaled $2.1 million as of December 31, 2013. We may be unable to meet the performance requirements, including performance specifications or delivery dates, required by such purchase orders.  Further, our customers may be unable or unwilling to perform their obligations thereunder on a timely basis or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals.  To the extent we are unable to perform under such purchase orders or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

It may become more difficult to sell our stock in the public market or maintain our listing on the NASDAQ Global Market.

Our common stock is listed for quotation on The NASDAQ Global Market. On December 17, 2013, we received a deficiency notice from NASDAQ advising us that for 30 consecutive trading days preceding the date of the notice we were not in compliance with the $50,000,000 minimum market value of listed securities required for continued listing on The NASDAQ Global Market pursuant to NASDAQ's listing requirements. Market value of listed securities is calculated by multiplying our daily closing bid price by our total outstanding shares of common stock. In accordance with NASDAQ's listing rules, we have 180 calendar days, or until June 16, 2014, to regain compliance with this requirement. During this initial 180-day compliance period, we can regain compliance if the market value of our listed securities closes at $50,000,000 or more for a minimum of 10 consecutive business days. As of the date of filing of this Annual Report on Form 10-K, we believe that the market value of our listed securities closed at $50,000,000 or more for 10 consecutive business days, though we do not yet have confirmation from NASDAQ as to whether we have regained compliance with its continued listing requirements.

If we are unable to meet NASDAQ'S listing maintenance standards for any reason, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were not listed on the NASDAQ Capital Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. The market price of our stock has mostly traded below $5.00 per share during 2013 and 2012. On March 3, 2014, the closing price of our stock was $2.30.

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

We could face lawsuits related to our use of PicoP® display technology or other technologies. Defending these suits would be costly and time consuming. An adverse outcome in any such matter could limit our ability to commercialize our technology and products, reduce our revenues and increase our operating expenses.

We are aware of several patents held by third parties that relate to certain aspects of light scanning displays and image capture products. These patents could be used as a basis to challenge the validity, limit the scope or limit our ability to obtain additional or broader patent rights of our patents or patents we have licensed. A successful challenge to the validity of our patents or patents we have licensed could limit our ability to commercialize our technology or display engines enabled by PicoP display technology and, consequently, materially reduce our revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us with respect to current and future technology. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually be issued with claims that will be infringed by our products or our technology. The defense and prosecution of a patent suit would be costly and time consuming, even if the outcome were ultimately favorable to us. An adverse outcome in the defense of a patent suit could subject us to significant costs, to require others and us to cease selling products that incorporate PicoP display technology, to cease licensing our technology or to require disputed rights to be licensed from third parties. Such licenses, if available, would increase our operating expenses. Moreover, if claims of infringement are asserted against our future co-development partners or customers, those partners or customers may seek indemnification from us for damages or expenses they incur.

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

We rely on single suppliers to manufacture our products, including our MEMS chips in wafer form. The lead time required to establish a relationship with a new contract manufacturer or foundry is long, and it takes time to adapt a product's design to a particular manufacturer's processes. Accordingly, there is no readily available alternative source of supply for these products and components in high volumes. Changing our source of supply and manufacture could cause significant delays in shipping products which may result in lost revenues and damaged customer relationships.

Our success will depend, in part, on our ability to secure significant third-party manufacturing resources.

Our success depends, in part, on our ability to provide our components and future products in commercial quantities at competitive prices. Accordingly, we will be required to obtain access, through business partners or contract manufacturers, to manufacturing capacity and processes for the commercial production of our expected future products. We cannot be certain that we will successfully obtain access to needed manufacturing resources. Future manufacturing limitations of our suppliers could result in a limitation on the number of products incorporating our technology that we are able to produce.

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

Our contracts and collaborative research and development agreements may not lead to any products or products that will be profitable.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We currently lease approximately 23,900 square feet of combined use office, laboratory and manufacturing space at our headquarters facility in Redmond, Washington. The 65 month lease expires in January 2019.

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

Alexander Tokman, age 52, has served as President, Chief Executive Officer and a director of MicroVision since January 2006. Mr. Tokman served as MicroVision's President and Chief Operating Officer from July 2005 to January 2006. Mr. Tokman, a former GE executive, joined MicroVision after a 10-year tenure at GE Healthcare, a subsidiary of General Electric, where he led several global businesses, most recently as General Manager of its Global Molecular Imaging and Radiopharmacy multi-technology business unit from 2003 to 2005. Prior to that, between 1995 and 2003, Mr. Tokman served in various cross-functional and cross-business leadership roles at GE where he led the definition and commercialization of several medical modalities product segments including PET/CT, which added over $500 million of revenue growth to the company within the first three years of its commercial introduction. Mr. Tokman is a certified Six Sigma and Design for Six Sigma (DFSS) Black Belt and Master Black Belt and as one of GE's Six Sigma pioneers, he drove the quality culture change across GE Healthcare in the late 1990s. From November 1989 to March 1995 Mr. Tokman served as new technologies programs lead and a head of I&RD office at Tracor Applied Sciences a subsidiary of then Tracor, Inc. Mr. Tokman has both an M.S. and B.S. in Electrical Engineering from the University of Massachusetts, Dartmouth.

Michael Franzi, age 58, joined MicroVision in December 2012 as Vice President, Marketing and Business Development. Prior to MicroVision, from August 2009 to December 2012, he served as the principal of MJF Group, a consulting firm that assists companies in monetizing technology assets, including licensing of intellectual property and the development of strategic and tactical sales and marketing plans. From September 2010 to July 2011, he was Vice President and General Manager of Synopsis, Inc., a supplier of electronic design automation solutions, systems and intellectual property to global semiconductor and electronic OEM companies. He served as Vice President Global Marketing of ARC International from June 2008 until its acquisition by Synopsis in September 2010. From August 2005 to April 2008, Mr. Franzi served as Vice President Global Licensing and Business Development of SRS Labs, Inc. an audio technology engineering company that specialized in licensing of audio enhancement technology solutions for global electronic companies. Mr. Franzi received a B.S. degree in electrical engineering from the Swanson School of Engineering, University of Pittsburgh.

Stephen Holt, age 51, joined MicroVision in April 2013 as Chief Financial Officer. Prior to MicroVision, from May 2007 to May 2012, he served as Chief Financial Officer of PixelOptics, where he played a lead role in bringing the company's first electronic focusing eyewear product to market. At this venture capital-backed start-up, Mr. Holt raised capital and negotiated strategic partner agreements to license technology in addition to implementing policies and procedures to create an infrastructure capable of supporting rapid growth while maintaining a strong internal control environment. From March 2006 to April 2007, he was the Chief Financial Officer of Interstate Distributors, a trucking and transportation services company. From December 2003 to March 2006, he was the Chief Financial Officer of a group of companies consisting of Activelight, Boxlight, Cinelight and Projector Wholesale Supply. These companies were value added resellers and distributors of audio-visual and projection equipment. Mr. Holt, a Certified Management Accountant, holds a Bachelor of Science from California State University, Chico and an M.B.A. from Santa Clara University.

David Westgor, age 60, was appointed Vice President, General Counsel and Secretary in November 2013 after serving as General Counsel since December 2012 and Deputy General Counsel since June 2007. In his current role, Mr. Westgor oversees the legal department, advises the Board of Directors and executive team on corporate governance matters and provides support for the company's business activities. Before joining MicroVision, Mr. Westgor was Senior Counsel at Medtronic Physio-Control where he had primary responsibility for the legal affairs of its medical and informatics business units. Mr. Westgor graduated from Loyola Law School and practiced in the Los Angeles office of Pillsbury Winthrop. He moved to the Seattle area to become in-house counsel at a broadband telecommunications company. Mr. Westgor also has a Master of Fine Arts degree from the Art Institute of Chicago and a B.A. from St. Olaf College.

Dale Zimmerman, age 54, has served as Vice President of Research and Development since June 2012 and Director of Systems Engineering of MicroVision from June 2011 to May 2012. Prior to MicroVision, from February 2006 to December 2008 he served as Vice President of Product Strategy of Silicon Image, a company specializing in high speed serial interface solutions for HDTV, PC and storage products. From 1996 to 2006 he served as General Manager of DLP TV for Texas Instruments where he played an important role in launching the first conference room projectors, home theater projectors, and HDTVs. His teams received many awards including 3 Emmys and CES Innovation Best of Show. He received B.S. and M.S. degrees in electrical and electronics engineering from Massachusetts Institute of Technology (MIT) and a second M.S. in electrical engineering in 2011 from Stanford University.

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

As of March 3, 2014, there were approximately 75 holders of record of 35,801,000 shares of common stock outstanding. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

The high and low sales prices of our common stock for each full quarterly period in the last two fiscal years and the year to date as reported by The NASDAQ Global Market, as adjusted for the reverse stock split, are as follows:

	Common Stock
Quarter Ended	HIGH	LOW
2012
March 31, 2012	$5.36	$2.28
June 30, 2012	3.63	1.11
September 30, 2012	2.94	1.46
December 31, 2012	2.72	1.84

2013
March 31, 2013	$2.28	$1.52
June 30, 2013	3.49	1.58
September 30, 2013	2.71	1.70
December 31, 2013	1.84	1.03

2014
January 1, 2014 to March 3, 2014	$3.38	$1.12

ITEM 6. SELECTED FINANCIAL DATA

A summary of selected financial data as of and for the five years ended December 31, 2013 is set forth below. It should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. A 1:8 reverse stock split of MicroVision's common stock became effective on February 17, 2012. All of the share and per share amounts discussed and shown in the statements and tables below have been adjusted to reflect the effect of this reverse split.

	YEARS ENDED DECEMBER 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$5,852	$8,365	$5,617	$4,740	$3,833
Net loss available for common shareholders	(13,178)	(22,693)	(35,808)	(47,460)	(39,529)
Basic and diluted net loss per share	(0.47)	(1.05)	(2.57)	(4.17)	(4.29)
Weighted average shares outstanding basic and diluted	28,025	21,595	13,919	11,379	9,220
Balance Sheet Data:
Cash and cash equivalents	$5,375	$6,850	$13,075	$19,413	$43,025
Investments available-for-sale	-	-	-	13	2,710
Working capital (deficit)	(3,878)	1,831	5,913	15,618	38,221
Total assets	8,447	12,938	23,870	35,233	53,536
Long-term liabilities	481	20	326	1,394	1,471
Total shareholders' equity (deficit)	(1,696)	5,054	10,802	21,833	41,891

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are developing our proprietary PicoP® display technology which can be used by our customers to create high-resolution miniature laser display and imaging engines. Our PicoP display technology uses our widely patented expertise in two dimensional Micro-Electrical Mechanical Systems (MEMS), lasers, optics, and electronics to create a high quality video or still image from a small form factor device with lower power needs than conventional display technologies. Our strategy is to develop and supply PicoP display technology directly or through licensing arrangements to original device manufacturers (ODMs) and original equipment manufacturers (OEMs) in various market segments, including consumer electronics and automotive, for integration into their products.

During 2012, we aligned our operations to our ingredient brand strategy, simplifying our operations and resulting in a significant reduction to our 2013 cash usage relative to 2012. Our strategy is to focus our efforts on licensing our technology and selling display engine components to partners who will produce display engines based on PicoP display technology and either sell those display engines to OEMs, or incorporate the engines into their own products.

Our development efforts are focused on improving the performance of display engines through the improvement of both engine system, hardware and software design, and the performance of various components of the display engine. We also provide engineering support to our customers as they prepare to manufacture display engines as well as providing support to ODMs and OEMs during the integration and optimization of PicoP display technology for specific products.

The primary objective for consumer applications is to provide users of mobile devices such as smartphones, tablets and other consumer electronics products with a large screen viewing experience produced by a small projector either embedded in the device or via a companion product. These potential products would allow users to watch movies and videos, play games, and display images and other data onto a variety of surfaces, freeing users from the limitations of a small screen.

PicoP display technology could also be combined with other components and systems to be embedded into a vehicle or integrated into a portable standalone head-up display (HUD). HUD technology allows for important information, such as safety warnings or navigation instructions, to be projected so that it appears in front of vehicle operators where the information can be accessed without taking their eyes off the road.

We also see potential for PicoP display technology in other areas, although we are not currently working with customers. PicoP display technology could be combined with other components and systems to be incorporated into a pair of glasses to provide the mobile user with a see-through or occluded personal display to view movies, play games or access other content.

Devices enabled by PicoP display technology could be used in field-based professions such as service repair or sales to view and share information such as schematics for equipment repair, sales data, orders or contact information on a larger, more user-friendly display. We also see potential for embedding PicoP display technology in industrial products where our displays could be used for 3D measuring and digital signage, enhancing the overall user experience of these applications.

We develop and procure intellectual property rights relating to our technology as a key aspect of our business strategy. We generate intellectual property from our internal research and development activities and our ongoing performance on development contracts. We also have acquired exclusive rights to various technologies under licensing and acquisition agreements.

We have incurred substantial losses since inception and expect to incur a substantial loss during the fiscal year ending December 31, 2014.

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

  the nature of our obligation under the agreement,
  whether provisions leading to variable revenues exist
  whether any payments are refundable,
  whether the deliverables should be treated as one unit of accounting or separated into multiple units, whether substantive milestones exist,
  whether milestone payments are commensurate with either our level of effort or the increase in value of the customer's rights, and whether a licensing agreement exists.

We recognize development revenue as work progresses on the agreement and as our customer accepts the deliverables using a proportional method based on the lesser of the cumulative proportion of total planned costs to be incurred under the agreement or the cash payments received plus outstanding billings for work accepted by the customer. Since our collaborative agreements generally require some level of technology development, the actual costs required to complete a contract can vary from our estimates. The proportional revenue recognition method we use for collaborative research and development agreements includes adjustments for revisions to estimated total agreement costs. Each period, we evaluate total estimated costs for each agreement. Any adjustments that result from revisions to the estimated costs are recognized in the period we become aware of changes. The costs for work performed under collaborative research and development agreements are expensed in the periods incurred and included in the Statement of Operations in research and development expense.

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

We recognize contract revenue as work progresses on long-term, cost plus fixed fee, and fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We have developed processes that allow us to make reasonable estimates of the cost to complete a contract. When we begin work on the contract, and at the end of each accounting period, we estimate the labor, material and other costs required to complete the contract using information provided by our technical team, project managers, vendors, outside consultants and others and compare these to costs incurred to date. Recognized revenues are subject to revisions as actual cost becomes certain. Revisions in revenue estimates are reflected in the period in which the facts that give rise to the revision become known. Historically, we have made only immaterial revisions in the estimates to complete the contract at each reporting period. In the future, revisions in these estimates could significantly impact recognized revenue in any one reporting period. We recognize contract revenue on the sale of prototype units and evaluation kits upon acceptance of the deliverables by the customer or expiration of the contractual acceptance period, after which there are no rights of return.

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

Cost of Revenue. Cost of product revenue includes the direct and allocated indirect costs of manufacturing products sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of these products. Indirect costs include labor and other costs associated with operating our manufacturing capabilities and capacity.

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

Warrant liability. In combination with our registered direct offerings of common stock in May and September 2013, we issued warrants to purchase common stock. Based on the terms of the warrants we issued, we have determined that they should be classified as a liability given that the warrants could result in the issuance of a variable number of shares of common stock based on a conditional exchange provision that is outside of our control at any point when the share price of our common stock is equal to or less than the warrant exercise prices. At the dates of issuance, and as of December 31, 2013, our common stock was trading at a value less than the exercise prices. As such, the holders may elect to exchange the warrants for a variable number of shares of common stock as determined by a formula included in the warrants. However, the warrants limit the number of shares that may be issued under this exchange provision to one share of common stock for each warrant exchanged. Changes in the market value of our common stock may increase or decrease the number of shares to be issued under this exchange feature.

At each balance sheet date, we evaluate the fair value of the warrants and any change in value is recorded as a non-operating gain or loss on the statement of operations. Due to the features of the warrants, the determination of the fair value of the warrant liability may vary depending on our common stock price. If the price of our common stock is less than the exercise price of the warrant, we will calculate the fair value of the warrant liability as the fair value of the common stock that would be required to be issued to settle the exchange feature of the warrant. If the price of our common stock is greater than the exercise price of the warrant, we will use a binomial option pricing model to estimate the fair value of the warrant as the exchange feature provided per the agreement will no longer be available to the holder. If and when the exchange feature is exercised by the holder, we will recognize a gain or loss on the exchange based on the fair market value of the common stock issued by us to the holder to satisfy the exchange provision.

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

Results of Operations

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

Product Revenue.
		% of		% of
		product		product
	2013	revenue	2012	revenue	$ change	% change
(in thousands)
Product revenue	$2,341	100.0	$6,782	100.0	$(4,441)	(65.5)

Product revenue during 2013 primarily included sales of components to Pioneer under our "Image by PicoP" ingredient brand business model. Product revenue during 2012 included sales of components to Pioneer, sales of our SHOWWX™ line of accessory pico projectors and sales of our PicoP display engines.

Our quarterly and annual revenue may vary substantially due to the timing of orders from customers, production constraints and availability of components and raw materials. In 2012, we reduced our sales and marketing effort on our sales of our SHOWWX™ line of accessory pico projectors.

Product revenue was lower during the year ended December 31, 2013 than the same period in 2012, due to lower sales of components to Pioneer and decreased sales of our PicoP display engines and finished units. We have fulfilled all open orders from Pioneer, and do not expect to receive additional follow-on orders. The backlog of product orders at December 31, 2013 was approximately $147,000, compared to $1.7 million at December 31, 2012. The product backlog is scheduled for delivery within one year.

Contract Revenue.

		% of		% of
		contract		contract
	2013	revenue	2012	revenue	$ change	% change
(in thousands)
Government revenue	$80	13.3	$156	9.9	$(76)	(48.7)
Commercial revenue	522	86.7	1,427	90.1	(905)	(63.4)
Total contract revenue	$602		$1,583		$(981)	(62.0)

We earn contract revenue from performance on development contracts with commercial customers and the U.S. government and from the sale of prototype units and evaluation kits and sales of test equipment built specifically for use in display engine production. Our contract revenue from development contracts in a particular period is dependent upon when we enter into a contract, the value of the contracts we have entered into, and the availability of technical resources to perform work on the contracts. Our contract revenue from sales of prototype units and evaluation kits may vary substantially due to the timing of orders from customers and potential constraints on resources.

Contract revenue was lower during the year ended December 31, 2013 than the same period in 2012 primarily due to lower sales of test equipment and reduced activity on government contracts in 2013 compared to the prior year.

Our backlog of development contracts, including orders for prototype units and evaluation kits, at December 31, 2013 was $285,000 compared to $100,000 at December 31, 2012, all of which is scheduled for completion during the next twelve months.

Development Revenue.

		% of		% of
		development		development
	2013	revenue	2012	revenue	$ change	% change
(in thousands)
Development revenue	$2,909	100.0	$-	-	$2,909	-

We earn development revenue from performance on collaborative research and development agreements with commercial customers researching and developing commercial applications for our technology. Our contributions under the collaborative agreements generally include research services, components, and prototype devices and fixtures. Our development revenue from such agreements in a particular period is dependent upon the values and timing of agreements, the availability of technical resources to perform the work, and achievement of mutually agreed upon contractual milestones. We evaluate the performance criteria and terms of our collaborative research and development agreements to determine whether revenue should be recognized under a performance-based method or milestone method.

In March 2013, we entered into a $4.6 million collaborative research and development agreement with a prominent electronics company to incorporate our PicoP® display technology into a display engine that could enable a variety of new products. During the twelve months ended December 31, 2013, $2.9 million of revenue was recognized on this agreement.

Based on the terms of this agreement, we recognize development revenue as work progresses on the agreement and as our customer accepts the deliverables using a proportional method based on the lesser of the cumulative proportion of total planned costs to be incurred under the agreement versus the cash payments received plus outstanding billings for work accepted by the customer. Since our collaborative agreements generally require some level of technology development, the actual costs required to complete a contract can vary from our estimates. The proportional revenue recognition method we use for collaborative research and development agreements includes adjustments for revisions to estimated total agreement costs. Each period, we evaluate the total estimated costs for each agreement. Any adjustments that result from revisions to the estimated costs are recognized in the period we become aware of changes. In the future, revisions in these estimates could significantly impact recognized revenue in any one reporting period.

Our backlog of collaborative research and development agreements at December 31, 2013 was $1.7 million compared to zero at December 31, 2012. The backlog is scheduled for completion during the next twelve months and subject to the successful achievement of contractual milestones and customer acceptance.

Cost of Product Revenue.
		% of		% of
		product		product
	2013	revenue	2012	revenue	$ change	% change
(in thousands)
Cost of product revenue	$1,518	64.8	$6,085	89.7	$(4,567)	(75.1)

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

Cost of product revenue was lower during 2013 compared to 2012 primarily because of the change in product mix from lower margin SHOWWX™ products to sales of higher margin components, decreased inventory write downs and lower manufacturing overhead associated with excess production capacity compared to the prior year. During 2013 and 2012, cost of product revenue included inventory write downs of $303,000 and $1.1 million, respectively. During 2013, cost of product revenue did not include any manufacturing overhead associated with production capacity in excess of production requirements, compared to $523,000 in 2012.

The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of overhead expense and the volume of direct material purchased. The decrease in the percentage during 2013 compared to 2012 was due to costs incurred in 2012 associated with aligning our operations to our ingredient brand strategy per above.

Cost of Contract Revenue.

		% of		% of
		contract		contract
	2013	revenue	2012	revenue	$ change	% change
(in thousands)
Cost of contract revenue	$283	47.0	$839	53.0	$(556)	(66.3)

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

The cost of contract revenue was lower in 2013 than in 2012 as a result of the decreased sales of test equipment and reduced activity on government contracts.

The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract cost mix and the levels of direct and indirect costs incurred.

Research and Development Expense.

	2013	2012	$ change	% change
(in thousands)
Research and development	$10,267	$12,851	$(2,584)	(20.1)

Research and development expense consists of compensation related costs of employees and contractors engaged in internal research and product development activities, direct material to support development programs, laboratory operations, outsourced development and processing work, and other operating expenses. Research and development expense includes costs associated with our work under collaborative research and development arrangements. We allocate our research and development resources based on the business opportunity of the available projects, the skill mix of the resources available and the contractual commitments we have made to customers.

The decrease in research and development expense during 2013, compared to 2012, is primarily attributable to decreased payroll costs associated with reductions in staffing levels, lower subcontracted services and lower non-cash compensation expense.

We believe that a substantial level of continuing research and development expense will be required to further develop our technology and to support our customers to integrate our technology into their products under the ingredient brand business model. Accordingly, we anticipate our level of research and development spending will continue to be substantial.

Sales, Marketing, General and Administrative Expense.

	2013	2012	$ change	% change
(in thousands)
Sales, marketing, general and administrative	$8,792	$11,252	$(2,460)	(21.9)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The decrease in sales, marketing, general and administrative expense during 2013, compared to 2012, is primarily due to decreased payroll costs associated with reductions in staffing levels compared to the prior year and lower non-cash compensation expense.

Impairment of intangible assets.

	2013	2012	$ change	% change
(in thousands)
Impairment of intangible assets	$277	$284	$(7)	(2.5)

Impairment of intangible assets includes losses recognized when the carrying value of the assets exceeds their fair value. In 2013, we recorded an impairment amounting to $277,000 on 42 patents that were abandoned in prosecution. In 2012, we recorded an impairment amounting to $284,000 on 35 patents that were abandoned in prosecution.

Gain on sale of previously reserved inventory.

	2013	2012	$ change	% change
(in thousands)
Gain on sale of previously reserved inventory	$(156)	$(212)	$56	(26.4)

Gain on sale of previously reserved inventory includes the sales of excess component inventory for discontinued products and was fully reserved in prior periods. The decrease during 2013, compared to 2012, is due to decreased sales volume.

Change in warrant liability.
	2013	2012	$ change	% change
(in thousands)
Change in warrant liability	$1,801	$-	$1,801	-

Based on the terms of the warrants we issued in May and September, 2013, we have determined that they should be classified as a liability given that the warrants could result in the issuance of a variable number of shares of common stock based on a conditional exchange provision that is outside of our control at any point when the share price of our common stock is equal to or less than the stated exercise prices of $2.886 and $2.444 per share. At the dates of issuance, and as of December 31, 2013, our common stock was trading at a value less than the stated exercise price. As such, the holders may elect to exchange the warrants for a variable number of shares of common stock as determined by a formula included in the warrants. However, the warrants limit the number of shares that may be issued under this exchange provision to one share of common stock for each warrant exchanged. The maximum number of shares that we could be required to issue under the terms of the warrants is 4,071,552. As of December 31, 2013, 358,243 shares of common stock have been issued on a one-for-one basis under the warrant exchange provisions of the May and September agreements. As of December 31, 2013, based upon the terms of the then outstanding warrants and the quoted market price of our common stock, if the exchange feature had been exercised, we would have been required to issue 3,713,309 shares of common stock to satisfy the obligation without receiving any additional cash consideration, equal to an estimated fair market value of $4,902,000, which we believe is the best indication of the fair value of the warrant obligation as of December 31, 2013. Changes in the market value of our common stock may decrease the number of shares to be issued under this exchange feature.

At each balance sheet date, we evaluate the fair value of the warrants and any change in value will be recorded as a non-operating gain or loss on the statement of operations. During 2013, we recorded gains of $1.8 million related to the change in value of the warrants. If and when the exchange feature is exercised by the holder, we will recognize a gain or loss on the exchange based on the fair market value of the common stock issued by us to the holder to satisfy the exchange provision.

Other Income and Expense.

	2013	2012	$ change	% change
(in thousands)
Other income and expense	$115	$(38)	$153	(402.6)

The increase in other income and expense in 2013 from 2012 results primarily from realized gains recorded upon issuance of common stock under the warrant exchange provisions of the May and September agreements.

Income Taxes.

No provision for income taxes has been recorded because we have experienced net losses from inception through December 31, 2013. At December 31, 2013, we had net operating loss carry-forwards of approximately $326.0 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $6.3 million. The net operating loss carry-forwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2017 to 2033 if not previously used. The research and development tax credits and the remaining net operating losses are scheduled to expire between 2018 and 2033. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our shareholders during any three-year period would result in a limitation on our ability to use a portion of our net operating loss carry-forwards.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. We did not have any unrecognized tax benefits at December 31, 2013 or at December 31, 2012.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues and product sales. At December 31, 2013, we had $5.4 million in cash and cash equivalents and a working capital deficit of $3.9 million. Included in the working capital deficit is a $4.9 million non-cash liability associated with our warrants as described above.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through March 2014. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing our planned investment in development projects resulting in reductions in staff, operating costs, capital expenditures and investment in research and development.

We have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2013 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These financial statements are prepared assuming we will continue as a going concern.

Cash used in operating activities totaled $12.7 million during 2013, compared to $20.6 million during 2012. During 2013, the decrease in net cash used in operating activities was primarily driven by lower personnel costs and increased margins on product sales, as well as savings resulting from steps taken to lower our cash usage.

Investing Activities

Cash used in investing activities totaled $340,000 in 2013 compared to $92,000 in 2012. Purchases of property and equipment during 2013 totaled $376,000 compared to $533,000 during 2012. Prior year activity also included a $350,000 decrease of our restricted cash.

Financing Activities

Cash provided by financing activities totaled $11.5 million in 2013, compared to $14.5 million in 2012. The following is a list of our financing activities during 2013 and 2012. All share amounts have been adjusted for the 1:8 reverse stock split discussed in this annual report.

  In September 2013, we raised $6.6 million before issuance costs of approximately $452,000 from the sale of 3.5 million shares of common stock and warrants to purchase up to an aggregate of 2.1 million shares of our common stock in a registered direct offering. The warrants have an exercise price of $2.444 per share, a five year term, and are exercisable beginning on the date of issuance. Each warrant to purchase a share of common stock may also be exchanged during its term for a number of shares of common stock (but not more than one share of common stock for each warrant so exchanged) with a value determined by a formula if, among other things, our common stock is then trading at a price at or lower than the warrant exercise price per share. Subject to limitations in the warrants, we may require the warrants be exercised for cash if the closing bid price of our stock is over $3.055 for 20 consecutive trading days and the average daily dollar volume over that period is equal to or exceeds $300,000.

  In May 2013, we raised $5.85 million before issuance costs of approximately $362,000 from the sale of 2.6 million shares of common stock and warrants to purchase up to an aggregate of 2.0 million shares of our common stock in a registered direct offering. The warrants have an exercise price of $2.886 per share, a five year term, and are exercisable beginning on the date of issuance. Each warrant to purchase a share of common stock may also be exchanged during its term for a number of shares of common stock (but not more than one share of common stock for each warrant so exchanged) with a value determined by a formula if, among other things, our common stock is then trading at a price at or lower than the warrant exercise price per share. Subject to limitations in the warrants, we may require the warrants be exercised for cash if the closing bid price of our stock is over $3.61 for 20 consecutive trading days and the average daily dollar volume over that period is equal to or exceeds $300,000.
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

Our cash requirements will depend on many factors, including, but not limited to, the rate at which OEMs and ODMs introduce products incorporating our technology and the market acceptance and competitive position of such products.

Future operating expenditures and capital requirements will depend on numerous factors, including the following:

  commercial acceptance of products based on PicoP display technology;
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
  economic and stock market conditions;
  the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
  our ability to establish cooperative development, joint venture and licensing arrangements; or
  other factors unrelated to our company or industry.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of December 31, 2013, all of our total cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risks is not material.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of December 31, 2013, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

The values of cash equivalents and investment securities, available-for-sale by maturity date as of December 31, 2013, are as follows:

	Amount	Percent
Cash and cash equivalents	$5,375,000	100.0%
Less than one year	-	-
	$5,375,000	100.0%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
MicroVision, Inc.

We have audited the accompanying consolidated balance sheets of MicroVision, Inc. (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MicroVision, Inc. as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Moss Adams LLP
Seattle, Washington
March 6, 2014

MicroVision, Inc.
Consolidated Balance Sheets (in thousands, except per share information)

	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$5,375	$6,850
Accounts receivable, net of allowances of $373 and $332	24	1,115
Costs and estimated earnings in excess of billings on uncompleted contracts	-	12
Inventory	49	497
Other current assets	336	1,221
Total current assets	5,784	9,695

Property and equipment, net	1,065	1,205
Restricted cash	435	436
Intangible assets	1,145	1,580
Other assets	18	22
Total assets	$8,447	$12,938

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$1,610	$3,035
Accrued liabilities	2,455	4,007
Deferred revenue	-	609
Billings in excess of costs and estimated earnings on uncompleted contracts	680	98
Warrant liability	4,902	-
Current portion of capital lease obligations	15	48
Current portion of long-term debt	-	67
Total current liabilities	9,662	7,864

Capital lease obligations, net of current portion	-	20
Deferred rent, net of current portion	481	-

Total liabilities	10,143	7,884

Commitments and contingencies (Note 11)

Shareholders' (Deficit) Equity
Preferred stock, par value $.001; 25,000 shares authorized; 0 and
0 shares issued and outstanding	-	-
Common stock, par value $.001; 100,000 shares authorized; 32,069 and 25,237 shares issued and outstanding at December 31, 2013
and 2012, respectively	32	25
Additonal paid-in capital	448,981	442,560
Accumulated deficit	(450,709)	(437,531)
Total shareholders' (deficit) equity	(1,696)	5,054
Total liabilities and shareholders' (deficit) equity	$8,447	$12,938

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Operations (in thousands, except per share information)

	Years Ended December 31,
	2013	2012
Product revenue	$2,341	$6,782
Contract revenue	602	1,583
Development revenue	2,909	-
Total revenue	5,852	8,365

Cost of product revenue	1,518	6,085
Cost of contract revenue	283	839
Total cost of revenue	1,801	6,924
Gross margin	4,051	1,441

Research and development expense	10,267	12,851
Sales, marketing, general and administrative expense	8,792	11,252
Impairment of intangible assets	277	284
Gain on disposal of fixed assets	(35)	(79)
Gain on sale of previously reserved inventory	(156)	(212)
Total operating expenses	19,145	24,096
Loss from operations	(15,094)	(22,655)

Change in warrant liability	1,801	-
Other income, net	115	(38)
Net loss	$(13,178)	$(22,693)

Net loss per share basic and diluted	$(0.47)	$(1.05)

Weighted-average shares outstanding basic and diluted	28,025	21,595

The accompanying notes are an integral part of consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Comprehensive Loss (in thousands)

	Years Ended December 31,
	2013	2012
Net loss	$(13,178)	$(22,693)

Other comprehensive gain (loss)
Unrealized gain (loss) on investment securities, available-for-sale:
Unrealized holding gain (loss) arising during period	-	3
Less: reclassification adjustment for losses realized in net income	-	32
Comprehensive loss	$(13,178)	$(22,658)

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Shareholders' Equity (in thousands)

	Shareholders' Equity (Deficit)
				Accumulated
	Common Stock		Additional	other		Total
		Par	paid-in	comprehensive	Accumulated	Shareholders'
	Shares	value	capital	loss	deficit	equity (deficit)
Balance at December 31, 2011	17,019	$17	$425,658	$(35)	$(414,838)	$10,802
Share-based compensation expense	648	-	2,286	-	-	2,286
Exercise of warrants and options	16	-	23	-	-	23
Sales of common stock and warrants	7,554	8	14,593	-	-	14,601
Other comprehensive gain	-	-	-	35	-	35
Net loss	-	-	-	-	(22,693)	(22,693)
Balance at December 31, 2012	25,237	25	442,560	-	(437,531)	5,054
Share-based compensation expense	323	-	1,589	-	-	1,589
Exercise of options	23	-	41	-	-	41
Sales of common stock and warrants	6,128	7	4,255	-	-	4,262
Exchange of warrants	358	-	536	-	-	536
Net loss	-	-	-	-	(13,178)	(13,178)
Balance at December 31, 2013	32,069	$32	$448,981	$-	$(450,709)	$(1,696)

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Cash Flows (in thousands)

	Years Ended December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(13,178)	$(22,693)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	923	1,445
Amortization of intangible assets	158	184
Impairment of intangible assets	277	284
Gain on disposal of property and equipment	(35)	(79)
Realized loss on sale of short-term investments	-	32
Non-cash share-based compensation	1,606	2,269
Change in warrant liability	(1,801)	-
Realized gain on warrant exchange	(99)	-
Inventory write-downs	303	1,094
Non-cash deferred rent	(31)	(118)
Change in:
Accounts receivable	1,091	(652)
Costs and estimated earnings in excess of billings on uncompleted contracts	12	58
Inventory	145	2,663
Other current assets	868	(419)
Other assets	4	12
Accounts payable	(1,486)	(4,077)
Accrued liabilities	(1,387)	(1,175)
Deferred revenue	(609)	609
Billings in excess of costs and estimated earnings on uncompleted contracts	582	(58)
Net cash used in operating activities	(12,657)	(20,621)

Cash flows from investing activities
Sales of investment securities	-	11
Decrease in restricted investment	1	350
Proceeds on sale of property and equipment	35	80
Purchases of property and equipment and intangible assets	(376)	(533)
Net cash used in investing activities	(340)	(92)

Cash flows from financing activities
Principal payments under capital leases and long-term debt	(120)	(136)
Net proceeds from issuance of common stock and warrants	11,642	14,624
Net cash provided by financing activities	11,522	14,488

Net decrease in cash and cash equivalents	(1,475)	(6,225)
Cash and cash equivalents at beginning of period	6,850	13,075
Cash and cash equivalents at end of period	$5,375	$6,850

Supplemental disclosure of cash flow information
Cash paid for interest	$12	$30

Supplemental schedule of non-cash investing and financing activities

Other non-cash additions to property and equipment	$407	$-

Issuance of common stock for exchange of warrants	$536	$-

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Notes to Consolidated Financial Statements

1. The Company and liquidity

MicroVision, Inc. (the "Company") is developing its proprietary PicoP® display technology which can be used by our customers to create high-resolution miniature laser display and imaging engines. Our PicoP display technology uses our widely patented expertise in two dimensional Micro-Electrical Mechanical Systems (MEMS), lasers, optics, and electronics to create a high quality video or still image from a small form factor device with lower power needs than conventional display technologies. Our strategy is to develop and supply PicoP display technology directly or through licensing arrangements to original device manufacturers (ODMs) and original equipment manufacturers (OEMs) in various market segments, including consumer electronics and automotive, for integration into their products.

During 2012, we aligned our operations to our ingredient brand strategy, simplifying our operations and resulting in a significant reduction to our 2013 cash usage relative to 2012. Our strategy is to focus our efforts on licensing our technology and selling display engine components to partners who will produce display engines based on PicoP display technology and either sell those display engines to OEMs, or incorporate the engines into their own products.

Our development efforts are focused on improving the performance of display engines through the improvement of both engine system, hardware and software design, and the performance of various components of the display engine. We also provide engineering support to our customers as they prepare to manufacture display engines as well as providing support to ODMs and OEMs during the integration and optimization of PicoP display technology for specific products.

The primary objective for consumer applications is to provide users of mobile devices such as smartphones, tablets and other consumer electronics products with a large screen viewing experience produced by a small projector either embedded in the device or via a companion product. These potential products would allow users to watch movies and videos, play games, and display images and other data onto a variety of surfaces, freeing users from the limitations of a small screen.

PicoP display technology could also be combined with other components and systems to be embedded into a vehicle or integrated into a portable standalone head-up display (HUD). HUD technology allows for important information, such as safety warnings or navigation instructions, to be projected so that it appears in front of vehicle operators where the information can be accessed without taking their eyes off the road.

We also see potential for PicoP display technology in other areas, although we are not currently working with customers. PicoP display technology could be combined with other components and systems to be incorporated into a pair of glasses to provide the mobile user with a see-through or occluded personal display to view movies, play games or access other content.

Devices enabled by PicoP display technology could be used in field-based professions such as service repair or sales to view and share information such as schematics for equipment repair, sales data, orders or contact information on a larger, more user-friendly display. We also see potential for embedding PicoP display technology in industrial products where our displays could be used for 3D measuring and digital signage, enhancing the overall user experience of these applications.

We develop and procure intellectual property rights relating to our technology as a key aspect of our business strategy. We generate intellectual property from our internal research and development activities and our ongoing performance on development contracts. We also have acquired exclusive rights to various technologies under licensing and acquisition agreements.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through March 2014. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing our planned investment in development projects resulting in reductions in staff, operating costs, capital expenditures and investment in research and development.

Our capital requirements will depend on many factors, including, but not limited to, the rate at which OEMs or ODMs introduce products incorporating the PicoP display and image capture technologies and the market acceptance and competitive position of such products. If revenues are less than anticipated, if the mix of revenues vary from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to further the development of our technologies, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. In addition, our operating plan provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by us.

We have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2013 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These consolidated financial statements are prepared assuming the Company will continue as a going concern.

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

Principles of consolidation
Our consolidated financial statements include the accounts of MicroVision, Inc. and MicroVision Innovations Singapore Pte. Ltd. ("MicroVision Singapore"), a wholly owned foreign subsidiary. MicroVision Singapore was incorporated in April 2011 and was engaged in advanced research and development activities and operation support functions for MicroVision, Inc. There were no material intercompany accounts and transactions during the years ended December 31, 2013 and 2012.

Cash and cash equivalents and fair value of financial instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three level fair value inputs hierarchy, and requires an entity to maximize the use of observable valuation inputs and minimize the use of unobservable inputs. We use market data, assumptions and risks we believe market participants would use in measuring the fair value of the asset or liability, including the risks inherent in the inputs and the valuation techniques. The hierarchy is summarized below.

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, long-term debt and warrant liabilities. Excluding the long term debt and warrant liabilities, the carrying value of our financial instruments approximates fair value due to their short maturities. The carrying amount of long-term debt at December 31, 2013 and 2012 was not materially different from the fair value based on rates available for similar types of arrangements. At each balance sheet date, we evaluate the warrant liability and any change in value is recorded as a non-operating gain or loss on the statement of operations. Due to the features of the warrants, the determination of the fair value of the warrant liability may vary depending on our common stock price. If the price of our common stock is less than the exercise price of the warrant, we will calculate the fair value of the warrant liability as the fair value of the common stock that would be required to be issued to settle the exchange feature of the warrant. If the price of our common stock is greater than the exercise price of the warrant, we will use a binomial option pricing model to estimate the fair value of the warrant as the exchange feature provided per the agreement will no longer be available to the holder.

The valuation inputs hierarchy classification for the warrant liability measured at fair value on a recurring basis is summarized below as of December 31, 2013.

As of December 31, 2013:	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liability	$-	$4,902,000	$-	$4,902,000
	$-	$4,902,000	$-	$4,902,000

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

Inventory
Inventory consists of components, raw materials and finished goods for our pico projectors. Inventory is recorded at the lower of cost or market with cost determined on a net realizable value basis. We periodically assess the need to provide for obsolescence of inventory and adjust the carrying value of inventory to its net realizable value when required. In addition, we reduce the value of our inventory to its estimated scrap value when we determine that it is not probable that the inventory will be consumed through normal production during the next twelve months.

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

Restricted investments
As of December 31, 2013, restricted investments were in money market savings accounts and serve as collateral for $435,000 in irrevocable letters of credit. The restricted investments balance includes two letters of credit which are outstanding in connection with a lease agreement for our corporate headquarters building in Redmond, WA. The balance is required over the term of the lease, which expires in January 2019. In January 2012, a $350,000 letter of credit which was outstanding under the terms of a supplier agreement expired.

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

We recognize development revenue as work progresses on the agreement and as our customer accepts the deliverables using a proportional method based on the lesser of the cumulative proportion of total planned costs to be incurred under the agreement or the cash payments received plus outstanding billings for work accepted by the customer. Since our collaborative agreements generally require some level of technology development, the actual costs required to complete a contract can vary from our estimates. The proportional revenue recognition method we use for collaborative research and development agreements includes adjustments for revisions to estimated total agreement costs. Each period, we evaluate total estimated costs for each agreement. Any adjustments that result from revisions to the estimated costs are recognized in the period we become aware of changes. The costs for work performed under collaborative research and development agreements are expensed in the periods incurred and included in the Statement of Operations in research and development expense.

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

Concentration of credit risk and sales to major customers

Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of December 31, 2013, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

Concentration of Sales to Major Customers
During 2013, two commercial customers accounted for 86% of our total revenue. During 2012, one commercial customer accounted for 61% of our total revenue and 96% of our accounts receivable balance at December 31, 2012.

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

As of December 31, 2013 and 2012, we excluded the following convertible securities from diluted net loss per share as the effect of including them would have been anti-dilutive. The shares shown represent the number of shares of common stock which would be issued upon conversion in the respective years.

	December 31,
	2013	2012
Publicly traded warrants	-	753,000
Options and private warrants	9,996,000	5,696,000
Nonvested equity shares	108,000	207,000
	10,104,000	6,656,000

Research and development
Research and development expenses consist of costs incurred for internally funded research and product development activities as well as collaborative research and development activities that are funded by customers. These costs include compensation related costs of employees, share-based compensation, materials, subcontracted services, facility costs, and depreciation of facilities and lab equipment. Research and development costs are expensed as incurred.

Long-lived assets
We evaluate the recoverability of our long-lived assets when an impairment is indicated based on expected undiscounted cash flows. We recognize impairment of the carrying value of long-lived assets, if any, based on the fair value of such assets.

Share-based compensation
Our share-based incentive compensation plans are described in Note 10.

We use the straight-line attribution method to allocate the fair value of share-based compensation awards over the requisite service period for each award. The following table shows the amount of share-based compensation expense included in the statements of operations for each period shown:

	Year Ended December 31,
	2013	2012
Cost of contract revenue	$19,000	$34,000
Cost of product revenue	1,000	54,000
Research and development expense	466,000	825,000
Sales, marketing, general and administrative expense	1,120,000	1,356,000
	$1,606,000	$2,269,000

Reclassifications
Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net loss, shareholders' equity or cash flows as previously reported.

New accounting pronouncements
 In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance that requires disclosure of amounts reclassified out of accumulated other comprehensive income in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. We adopted this guidance on January 1, 2013. The adoption did not have a material impact on our financial position, results of operations or cash flows.

3. Long-term contracts

In March 2013, we entered into a $4.6 million collaborative research and development agreement with a prominent electronics company to incorporate our PicoP® display technology into a display engine that could enable a variety of new products. Based on the terms of this agreement, we recognize development revenue as work progresses on the agreement and as our customer accepts the deliverables using a proportional method based on the lesser of the cumulative proportion of total planned costs to be incurred under the agreement versus the cash payments received plus outstanding billings for work accepted by the customer. During the twelve months ended December 31, 2013, $2.9 million of revenue was recognized on this agreement.

Historically, our contracts with the U.S. government were primarily cost-plus-fixed-fee type contracts. Under the terms of a cost-plus-fixed-fee contract, the U.S. government reimbursed us for negotiated actual direct and indirect cost incurred in performing the contracted services. We were not obligated to spend more than the contract value to complete the contracted services. The period of performance was generally one year. As of December 31, 2013, we were not performing services on any U.S. government contracts.

The following table summarizes the costs incurred on our collaborative research and development agreements and revenue contracts (in thousands):

	December 31,
	2013	2012
Costs and estimated earnings incurred on uncompleted contracts	$2,909	$1,977
Billings on uncompleted contracts	(3,589)	(2,063)
	$(680)	$(86)

Included in accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted
contracts	$-	$12
Billings in excess of costs and estimated earnings on uncompleted
contracts	(680)	(98)
	$(680)	$(86)

4. Inventory

Inventory consists of the following:

	December 31,
	2013	2012
Raw materials	$23,000	$361,000
Finished goods	26,000	136,000
	$49,000	$497,000

The inventory at December 31, 2013 and 2012 consisted of components and finished goods primarily composed of our accessory pico projectors. Inventory is stated at the lower of cost or market. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, we reduce the value of our inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through the normal course of business during the next twelve months. In 2013 and 2012, we recorded inventory write-downs of $303,000 and $1,094,000, respectively. At December 31, 2013 and 2012, we have aggregate write-downs recorded of $7,964,000 and $9,916,000, respectively, offsetting inventory on hand deemed to be obsolete or scrap inventory.

5. Accrued liabilities

Accrued liabilities consist of the following:

	December 31,
	2013	2012
Bonuses	$725,000	$724,000
Payroll and payroll taxes	375,000	427,000
Compensated absences	315,000	384,000
Deferred rent credit	99,000	187,000
Warranty	32,000	206,000
Adverse purchase commitments	500,000	634,000
Accelerated rent expense	-	109,000
Professional fees	76,000	533,000
Other	333,000	803,000
	$2,455,000	$4,007,000

6. Property and equipment, net

Property and equipment consists of the following:

	December 31,
	2013	2012
Production equipment	$2,943,000	$5,201,000
Leasehold improvements	502,000	3,344,000
Computer hardware and software/lab equipment	4,373,000	9,002,000
Office furniture and equipment	1,100,000	1,485,000
	8,918,000	19,032,000
Less: Accumulated depreciation	(7,853,000)	(17,827,000)
	$1,065,000	$1,205,000

Depreciation expense was $923,000 and $1,445,000 in 2013 and 2012, respectively.

7. Intangible assets

Our intangible assets consist entirely of technology-based purchased patents. The patents are amortized using the straight-line method over their estimated period of benefit, ranging from one to 17 years. The gross value of our intangible assets was $1.7 million and $2.3 million as of December 31, 2013 and 2012, respectively. Amortization expense was $158,000 and $184,000 in 2013 and 2012, respectively. In 2013, we recorded an impairment amounting to $277,000 on 42 patents that were abandoned in prosecution. In 2012, we recorded an impairment amounting to $284,000 on 35 patents that were abandoned in prosecution.

The following table outlines the estimated future amortization expense related to intangible assets held at December 31, 2013:

Year ended December 31,	Amount
2014	$132,000
2015	132,000
2016	131,000
2017	120,000
2018	119,000
Thereafter	511,000
Total	$1,145,000

8. Common stock

In September 2013, we raised $6.6 million before issuance costs of approximately $452,000 from the sale of 3.5 million shares of common stock and warrants to purchase up to an aggregate of 2.1 million shares of our common stock in a registered direct offering. Details of the warrants are described below in Note 9.

In May 2013, we raised $5.85 million before issuance costs of approximately $362,000 from the sale of 2.6 million shares of common stock and warrants to purchase up to an aggregate of 2.0 million shares of our common stock in a registered direct offering. Details of the warrants are described below in Note 9.

In June 2012, we raised $10.5 million before issuance costs of approximately $823,000 through an underwritten public offering of 4.2 million shares of our common stock and warrants to purchase 2.1 million shares of our common stock. Details of the warrants are described below in Note 9.

In May 2012, we raised approximately $5.0 million before issuance costs of approximately $71,000 from the sale of 3.3 million shares of common stock and warrants to purchase 1.0 million shares of our common stock to private investors. Details of the warrants are described below in Note 9.

9. Warrants

The warrants issued in September 2013 have an exercise price of $2.444 per share, a five year term, and are exercisable beginning on the date of issuance. Each warrant to purchase a share of common stock may also be exchanged during its term for a number of shares of common stock (but not more than one share of common stock for each warrant so exchanged) with a value determined by a formula if, among other things, our common stock is then trading at a price at or lower than the warrant exercise price per share. Subject to limitations in the warrants, we may require the warrants be exercised for cash if the closing bid price of our stock is over $3.055 for 20 consecutive trading days and the average daily dollar volume over that period is equal to or exceeds $300,000.

The warrants issued in May 2013 have an exercise price of $2.886 per share, a five year term, and are exercisable beginning on the date of issuance. Each warrant to purchase a share of common stock may also be exchanged during its term for a number of shares of common stock (but not more than one share of common stock for each warrant so exchanged) with a value determined by a formula if, among other things, our common stock is then trading at a price at or lower than the warrant exercise price per share. Subject to limitations in the warrants, we may require the warrants be exercised for cash if the closing bid price of our stock is over $3.61 for 20 consecutive trading days and the average daily dollar volume over that period is equal to or exceeds $300,000.

Based on the terms of the warrants we issued in May and September, 2013, we have determined that they should be classified as a liability given that the warrants could result in the issuance of a variable number of shares of common stock based on a conditional exchange provision that is outside of our control at any point when the share price of our common stock is equal to or less than the stated exercise prices of $2.886 and $2.444 per share. At the dates of issuance, and as of December 31, 2013, our common stock was trading at a value less than the stated exercise price. As such, the holders may elect to exchange the warrants for a variable number of shares of common stock as determined by a formula included in the warrants. However, the warrants limit the number of shares that may be issued under this exchange provision to one share of common stock for each warrant exchanged. The maximum number of shares that we could be required to issue is under the terms of the warrants is 4,071,552. As of December 31, 2013, 358,243 shares of common stock have been issued on a one-for-one basis under the warrant exchange provisions of the May and September agreements. As of December 31, 2013, based upon the terms of the then outstanding warrants and the quoted market price of our common stock, if the exchange feature had been exercised, we would have been required to issue 3,713,309 shares of common stock to satisfy the obligation without receiving any additional cash consideration, equal to an estimated fair market value of $4,902,000, which we believe is the best indication of the fair value of the warrant obligation as of December 31, 2013. Changes in the market value of our common stock may decrease the number of shares to be issued under this exchange feature.

At each balance sheet date, we evaluate the fair value of the warrants and any change in value will be recorded as a non-operating gain or loss on the statement of operations. During 2013, we recorded non-operating gains of $1.8 million related to the change in value of the warrants. If and when the exchange feature is exercised by the holder, we will recognize a gain or loss on the exchange based on the fair market value of the common stock issued by us to the holder to satisfy the exchange provision.

Subsequent to year end, the holders of the warrants we issued in May and September 2013 elected to exchange all of such remaining outstanding warrants for common stock under the exchange provision, see Note 15.

The warrants issued in June 2012 were issued with an exercise price of $2.65 per share, a five year term, and are exercisable beginning one year from the date of issuance. The exercise price of the warrants is subject to anti-dilution adjustments. As a result of subsequent financing activities, the exercise price has been reduced to $2.29.

The warrants issued in May 2012 have an exercise price of $2.125 per share, a three year term, and are exercisable 60 days from the date of issuance.

The following summarizes activity with respect to MicroVision common stock warrants during the two years ended December 31, 2013:

	Warrants to	Weighted
	purchase	average
	common	excercise
	shares	price
Outstanding at December 31, 2011	2,287,000	$14.96
Granted:
Exercise price greater than intrinsic value	3,100,000	2.48
Exercised	-	-
Canceled/expired	(256,000)	17.60
Outstanding at December 31, 2012	5,131,000	7.28
Granted:
Exercise price less than intrinsic value	2,216,000	2.71
Exercise price greater than intrinsic value	1,855,000	2.44
Exercised	(358,000)	1.77
Canceled/expired	(753,000)	28.80
Outstanding at December 31, 2013	8,091,000	$3.07

Exercisable at December 31, 2013	8,091,000	$3.07

The following table summarizes information about the weighted-average fair value of MicroVision common stock warrants granted for the periods shown:

	Year Ended December 31,
	2013	2012
Exercise price greater than fair value	$-	$0.97

With the exception of common stock warrants that include exchange provisions, we estimate the fair value of our common stock warrants using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2012: dividend yield of zero percent; expected volatility of 100%; risk-free interest rates of 0.52% and expected lives of 4 years.

The following table summarizes information about our common stock warrants outstanding and exercisable at December 31, 2013:

	Warrants outstanding			Warrants exercisable
		Weighted
	Number	average	Weighted	Number	Weighted
	outstanding at	remaining	average	excercisable at	average
	December 31,	contractual	excercise	December 31,	excercise
Range of exercise prices	2013	life (years)	price	2013	price

$2.13	1,000,000	1.39	$2.13	1,000,000	$2.13
$2.29	2,100,000	3.47	2.29	2,100,000	2.29
$2.44	1,855,000	4.72	2.44	1,855,000	2.44
$2.89	1,858,000	4.38	2.89	1,858,000	2.89
$6.24	1,278,000	2.88	6.24	1,278,000	6.24
$2.13-$6.24	8,091,000			8,091,000

10. Share-based compensation

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

As part of our plan to conserve cash used in operations, we have implemented share-based compensation programs under which we issued shares of our common stock as compensation instead of cash. We have allocated the expense related to these programs to various financial statement lines consistent with the method used for allocating all share-based compensation.

In August 2013, we issued 201,000 shares of our common stock to employees for payment of 2012 performance bonuses. These shares were valued using our closing stock price on the date of grant. These shares vested in November 2013 and expense was recognized over the vesting period. During 2013, we expensed $457,000 of share-based employee compensation for these awards.

In August 2012, we issued 440,000 shares of our common stock to non-executive employees for retention purposes. These shares were valued using our closing stock price on the date of grant. These shares vest 40% in August 2012, 30% in December 2012, and 30% in August 2013 and expense is recognized over the vesting period. During 2013 and 2012, we expensed $175,000 and $562,000, respectively, of share-based employee compensation for these awards.

In May 2012, we issued 227,000 shares of our common stock to non-executive employees as the remaining payment of 2010 bonuses in lieu of cash. These shares were valued using our closing stock price on the date of grant. We expensed $345,000 of share-based employee compensation for these awards at grant.

Description of Incentive Plans

The Company currently has two share-based incentive plans. The 2013 Incentive Plan described below is administered by the Board of Directors, or its designated committee ("Plan Administrator"), and provides for various awards as determined by the Plan Administrator. In June 2008, we determined not to issue additional options from a second share-based incentive plan, the Independent Director Stock Option Plan described below.

The 2013 Incentive Plan has 4.4 million shares authorized, of which 940,000 shares were available for awards as of December 31, 2013. The 2013 Incentive Plan permits granting non-qualified stock options (NSOs), incentive stock options (ISOs), stock appreciation rights, restricted or unrestricted stock, deferred stock, other share-based awards, or cash awards to employees, officers, directors and certain non-employees of the Company. Any award may be a performance-based award. Awards granted under the 2013 Incentive Plan have generally been to employees under non-qualified stock option agreements with the following provisions: exercise prices greater than or equal to the Company's closing stock price on the date of grant; vesting periods ranging from three years to four years; expiration 10 years from the date of grant; and optionees who terminate their service after vesting have a limited time to exercise their options (typically three to twelve months).

The Independent Director Stock Option Plan (IDSOP) has 113,000 shares authorized, of which 62,000 are issued and outstanding as of December 31, 2013. The IDSOP permits granting NSOs to independent directors of the Company. Grants awarded under the IDSOP generally have the following terms: exercise price equal to the Company's closing stock price on the date of grant, expiration 10 years from the date of grant, and vested grants remain exercisable until their expiration dates if a director leaves the Board. In June 2008, the Company shareholders approved an amendment to the 2013 Incentive Plan described above to allow non-employee directors to participate in the plan.

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

The following table summarizes the weighted-average valuation assumptions and weighted-average grant date fair value of options granted during the periods shown below:

	Year Ended December 31,
	2013	2012
Assumptions (weighted average)
Volatility	96%	98%
Expected term (in years)	4.1	4.5
Risk-free rate	1.0%	0.6%
Expected dividends	0.0%	0.0%
Pre-vest forfeiture rate	8.5%	8.5%
Grant date fair value of options granted	$1.49	$1.39

Options Activity and Positions

The following table summarizes activity and positions with respect to options for the two years ended December 31, 2013:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(years)	Value
Outstanding as of December 31, 2011	964,000	$24.00	5.8	$-
Granted	671,000	1.97
Exercised	(16,000)	1.80
Forfeited or expired	(301,000)	21.20
Outstanding as of December 31, 2012	1,318,000	13.71	6.8	-
Granted	824,000	2.22
Exercised	(23,000)	1.80
Forfeited or expired	(214,000)	13.86
Outstanding as of December 31, 2013	1,905,000	$8.86	7.4	$1,500

Vested and expected to vest as of December 31, 2013	1,797,000	$9.26	7.3	$1,443

Exercisable as of December 31, 2013	934,000	$15.41	5.6	$750

The total intrinsic value of options exercised during the years ended December 31, 2013 and 2012 were $21,000 and $13,000, respectively.

The total grant date fair value of options vested during the years ended December 31, 2013 and 2012 was $1.7 million and $2.5 million, respectively. As of December 31, 2013, our unamortized share-based compensation was $1.2 million which we plan to amortize over the next 2.3 years.

In March 2011, we issued 85,000 restricted stock units of the Company's common stock to executive employees. These shares vest conditionally upon completion of certain service and performance objectives by June 30, 2014. The grant date fair value of the performance based restricted shares is recognized over the respective service periods based on an assessment of the probability that performance goals will be met.

As of December 31, 2013, our unamortized share-based compensation related to the restricted stock units was $145,000 which we plan to amortize over the next six months.

11. Commitments and contingencies

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

We entered into a 65 month facility lease amendment that commenced in September 2013. The lease includes extension and rent escalation provisions over the 65 month term of the lease. Rent expense will be recognized on a straight-line basis over the lease term.

Future minimum rental commitments under capital and operating leases for years ending December 31 are as follows:

	Capital	Operating
	leases	leases
2014	$15,000	$254,000
2015	-	430,000
2016	-	442,000
2017	-	434,000
2018	-	446,000
Thereafter	-	38,000
Total minimum lease payments	15,000	$2,044,000

Less: Amount representing interest	-
Present value of capital lease obligations	15,000
Less: Current portion	(15,000)
Long-term obligation at December 31, 2013	$-

The capital leases are collateralized by the related assets financed and by security deposits held by the lessors under the lease agreements. The cost and accumulated depreciation of equipment under capital leases was $704,000 and $704,000, respectively, at December 31, 2013 and $987,000 and $961,000, respectively, at December 31, 2012.

Net rent expense was $636,000 and $708,000 for 2013 and 2012, respectively.

Adverse purchase commitments

We have periodically entered into noncancelable purchase contracts in order to ensure the availability of materials to support production of our products and bar code scanners. We periodically assess the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. During 2012, we recorded losses of $500,000 to cost of product revenue as a result of commitments to purchase materials for the SHOWWX that were in excess of our estimated future proceeds from sale of the SHOWWX. During 2013, no losses on purchase commitments were recorded.

12. Income taxes

A provision for income taxes has not been recorded for 2013 and 2012 due to the valuation allowances placed against the net operating losses and deferred tax assets arising during such periods. A valuation allowance has been recorded for all deferred tax assets. Based on our history of losses since inception, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets.

At December 31, 2013, we have net operating loss carry-forwards of approximately $326.0 million, for federal income tax reporting purposes. In addition, we have research and development tax credits of $6.3 million. The net operating loss carry-forwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2017 to 2033 if not previously utilized. The research and development tax credits and the remaining net operating losses are scheduled to expire between 2018 and 2033. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our stockholders during any three-year period would result in limitations on our ability to utilize our net operating loss carry-forwards.

Deferred tax assets are summarized as follows:

	December 31,
	2013	2012
Deferred tax assets, current
Reserves	$2,994,000	$3,804,000
Other	621,000	710,000
Total gross deferred tax assets, current	3,615,000	4,514,000

Deferred tax assets, noncurrent
Net operating loss carryforwards	111,339,000	104,893,000
R&D credit carryforwards	6,277,000	6,032,000
Depreciation/amortization deferred	24,526,000	26,594,000
Other	7,544,000	7,573,000
Total gross deferred tax assets, noncurrent	149,686,000	145,092,000

Net deferred taxes before valuation allowance	153,301,000	149,606,000
Less: Valuation allowance	(153,301,000)	(149,606,000)
Deferred tax assets	$-	$-

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

We did not have any unrecognized tax benefits at December 31, 2013 and at December 31, 2012.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2013 and 2012, we recognized no interest or penalties.

We file income tax returns in the U.S. federal jurisdiction and various states. Due to our operating loss and credit carry-forwards, the U.S. federal statute of limitations remains open for 1997 and onward.

13. Retirement savings plan

We have a retirement savings plan that qualifies under Internal Revenue Code Section 401(k). The plan covers all qualified employees. Contributions to the plan by the Company are made at the discretion of the Board of Directors. In March 2012, the Company discontinued matching contributions. Prior to March 2012, we matched 50% of employee contributions to the plan, up to 6% of the employee's per pay period compensation. During 2013 and 2012, we contributed $0 and $44,000, respectively, to the plan under the matching program.

14. Quarterly financial information (Unaudited)

The following table presents our unaudited quarterly financial information for the years ending December 31, 2013 and 2012 (in thousands, except per share data):

	Fiscal Year 2013
	December 31,	September 30,	June 30,	March 31,
Revenue	$1,217	$964	$1,870	$1,801
Gross margin (loss)	1,164	880	1,007	1,000
Net loss	(2,421)	(3,667)	(3,436)	(3,654)
Net loss per share basic and diluted	(0.08)	(0.13)	(0.13)	(0.14)

	Fiscal Year 2012
	December 31,	September 30,	June 30,	March 31,
Revenue	$2,727	$2,613	$1,295	$1,730
Gross margin (loss)	1,238	1,475	1,328	(2,600)
Net loss	(4,074)	(3,845)	(4,971)	(9,803)
Net loss per share basic and diluted	(0.16)	(0.15)	(0.26)	(0.58)

15. Subsequent Event

In February 2014, we issued 3,713,309 shares of our common stock under the warrant exchange provisions of our May and September 2013 registered direct offerings. Under the warrant exchange provisions, the holders could elect to exchange the warrants for a variable number of shares of common stock as determined by a formula included in the warrants. We did not receive additional cash consideration in the exchange transaction. We expect to record a loss of $5.0 million during the first quarter of 2014 on the exchange, as the fair market value of the common stock issued was greater than the obligation recorded due to the increase in stock price subsequent to year end.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants in accounting or financial disclosure matters during the Company's fiscal years ended December 31, 2013 and 2012.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), prior to the filing of this Form 10-K. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

(b) Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

(c) Changes in internal controls over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2013 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K in Item 4A. The information required by this Item and not provided in Item 4A will appear under the caption "Discussion of Proposals Recommended by the Board" in the Proxy Statement, which section is incorporated in this Item by reference. The Proxy Statement will be filed prior to our 2014 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item will appear under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Director Compensation for 2013" in the Proxy Statement, which sections are incorporated in this Item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information as of December 31, 2013 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table:

Equity Compensation Plan Information
	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available for
	issued upon	price of	further issuance under
	exercise of	outstanding	equity compensation
	outstanding	options, warrants	plans (excluding
	options, warrants	and rights	securities reflected in
	and rights		column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	1,905,000	$8.86	940,000
Equity compensation plans not approved by shareholders	-	-	-
Total	1,905,000	$8.86	940,000

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of the report:

Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013 and 2012

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

(b) Exhibits

The following exhibits are referenced or included in this report.

3.1	Amended and Restated Certificate of Incorporation of MicroVision, Inc., as amended (8)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc.(13)
3.3	Bylaws of MicroVision, Inc. (2)
4.1	Form of Specimen Stock Certificate for Common Stock.(2)
4.2	Warrant Agreement dated November 16, 2011 by and between MicroVision, Inc. and American Stock Transfer and Trust Company, LLC.(12)
4.3	Form of Warrant issued under the Securities Purchase Agreement dated as of May 9, 2012 by and between MicroVision, Inc. and the investors named therein, as amended.
4.4	Warrant Agreement dated June 20, 2012 by and between MicroVision, Inc. and American Stock Transfer and Trust Company, LLC (14)
4.5	Form of Warrant issued under the Securities Purchase Agreement dated as of May 17, 2013 by and between MicroVision, Inc. and the investors named therein (17)
4.6	Form of Warrant issued under the Securities Purchase Agreement dated as of September 19, 2013 by and between MicroVision, Inc. and the investors named therein (18)
10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993.(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and MicroVision, Inc., dated October 28, 1993.(1)+
10.3	Exclusive License Agreement between The University of Washington and MicroVision, Inc., dated October 28, 1993.(1)+
10.4	Exclusive License Agreement between the University of Washington and MicroVision, Inc. dated March 3, 1994.(4)
10.5	MicroVision, Inc. 2013 Incentive Plan, as amended. (6)*
10.6	Independent Director Stock Option Plan, as amended.(3)*
10.7	Employment Agreement between MicroVision, Inc. and Alexander Y. Tokman dated April 7, 2009.(9)
10.8	Lease Agreement between CarrAmerica Reality Operating Partnership, L.P. and MicroVision, Inc., dated July 15, 2005.(5)
10.9	Change of Control Severance Plan
10.10	Jeff T. Wilson Severance and General Release Agreement.(15)
16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated October 2, 2012.(16)
23.1	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP.
31.1	Principal Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(16) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 3, 2012.
(17) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 17, 2013.
(18) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 19, 2013.

+ Subject to confidential treatment.
* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
Date: March 6, 2014	By /s/	Alexander Tokman Alexander Tokman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 6, 2014.

Signature	Title
/s/ Alexander Tokman Alexander Tokman	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Stephen Holt Stephen Holt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Richard A. Cowell Richard A. Cowell	Director

/s/ Slade Gorton Slade Gorton	Director

/s/ Jeanette Horan Jeanette Horan	Director

/s/ Perry Mulligan Perry Mulligan	Director

/s/ Brian Turner Brian Turner	Director

/s/ Thomas Walker Thomas Walker	Director

EXHIBIT INDEX

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

3.1	Amended and Restated Certificate of Incorporation of MicroVision, Inc., as amended (8)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc.(13)
3.3	Bylaws of MicroVision, Inc. (2)
4.1	Form of Specimen Stock Certificate for Common Stock.(2)
4.2	Warrant Agreement dated November 16, 2011 by and between MicroVision, Inc. and American Stock Transfer and Trust Company, LLC.(12)
4.3	Form of Warrant issued under the Securities Purchase Agreement dated as of May 9, 2012 by and between MicroVision, Inc. and the investors named therein, as amended.
4.4	Warrant Agreement dated June 20, 2012 by and between MicroVision, Inc. and American Stock Transfer and Trust Company, LLC (14)
4.5	Form of Warrant issued under the Securities Purchase Agreement dated as of May 17, 2013 by and between MicroVision, Inc. and the investors named therein (17)
4.6	Form of Warrant issued under the Securities Purchase Agreement dated as of September 19, 2013 by and between MicroVision, Inc. and the investors named therein (18)
10.1	Assignment of License and Other Rights between The University of Washington and the Washington Technology Center and the H. Group, dated July 25, 1993.(1)
10.2	Project II Research Agreement between The University of Washington and the Washington Technology Center and MicroVision, Inc., dated October 28, 1993.(1)+
10.3	Exclusive License Agreement between The University of Washington and MicroVision, Inc., dated October 28, 1993.(1)+
10.4	Exclusive License Agreement between the University of Washington and MicroVision, Inc. dated March 3, 1994.(4)
10.5	MicroVision, Inc. 2013 Incentive Plan, as amended. (6)*
10.6	Independent Director Stock Option Plan, as amended.(3)*
10.7	Employment Agreement between MicroVision, Inc. and Alexander Y. Tokman dated April 7, 2009.(9)
10.8	Lease Agreement between CarrAmerica Reality Operating Partnership, L.P. and MicroVision, Inc., dated July 15, 2005.(5)
10.9	Change of Control Severance Plan
10.10	Jeff T. Wilson Severance and General Release Agreement.(15)
16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated October 2, 2012.(16)
23.1	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP.
31.1	Principal Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(16) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 3, 2012.
(17) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 17, 2013.
(18) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 19, 2013.

+ Subject to confidential treatment.
* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.