Form 10-Q
period 2014-03-31
MICROVISION INC
filed 2014-05-08
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

As of May 5, 2014, 42,971,000 shares of the Company's common stock, $0.001 par value, were outstanding.

MicroVision, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$15,338	$5,375
Accounts receivable, net of allowance of $373 and $373	135	24
Inventory	49	49
Other current assets	256	336
Total current assets	15,778	5,784

Property and equipment, net	924	1,065
Restricted cash	435	435
Intangible assets, net	1,112	1,145
Other assets	18	18
Total assets	$18,267	$8,447

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$1,369	$1,610
Accrued liabilities	2,700	2,455
Billings in excess of costs and estimated earnings on uncompleted contracts	347	680
Warrant liability	-	4,902
Current portion of capital lease obligations	5	15
Total current liabilities	4,421	9,662

Deferred rent, net of current portion	533	481
Total liabilities	4,954	10,143

Commitments and contingencies (Note 6)

Shareholders' Equity (Deficit)
Preferred stock, par value $.001; 25,000 shares authorized; 0 and
0 shares issued and outstanding	-	-
Common stock, par value $.001; 100,000 shares authorized; 42,961 and
32,069 shares issued and outstanding	43	32
Additional paid-in capital	471,997	448,981
Accumulated deficit	(458,727)	(450,709)
Total shareholders' equity (deficit)	13,313	(1,696)
Total liabilities and shareholders' equity (deficit)	$18,267	$8,447

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Development revenue	$1,193	$300
Product revenue	9	1,219
Contract revenue	17	282
Total revenue	1,219	1,801

Cost of product revenue	(10)	664
Cost of contract revenue	9	137
Total cost of revenue	(1)	801

Gross margin	1,220	1,000

Research and development expense	2,543	2,252
Sales, marketing, general and administrative expense	1,959	2,403
Gain on disposal of fixed assets	-	(2)
Gain on sale of previously reserved inventory	(227)	(5)
Total operating expenses	4,275	4,648
Loss from operations	(3,055)	(3,648)
Loss on warrant exchange	(4,967)	-
Other income (expense)	4	(6)
Net loss	$(8,018)	$(3,654)

Net loss per share - basic and diluted	$(0.23)	$(0.14)

Weighted-average shares outstanding - basic and diluted	34,842	25,240

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
(In thousands,except per share data)
(Unaudited)

	Shareholders' Equity (Deficit)

	Common Stock		Additional		Total
		Par	paid-in	Accumulated	Shareholders'
	Shares	value	capital	deficit	equity (deficit)
Balance at December 31, 2012	25,237	$25	$442,560	$(437,531)	$5,054
Share-based compensation expense	323	-	1,589	-	1,589
Exercise of options	23	-	41	-	41
Sales of common stock and warrants	6,128	7	4,255	-	4,262
Exchange of warrants	358	-	536	-	536
Net loss	-	-	-	(13,178)	(13,178)
Balance at December 31, 2013	32,069	32	448,981	(450,709)	(1,696)
Share-based compensation expense	19	-	310	-	310
Sales of common stock and warrants	7,160	7	12,841	-	12,848
Exchange of warrants	3,713	4	9,865	-	9,869
Net loss	-	-	-	(8,018)	(8,018)
Balance at March 31, 2014	42,961	$43	$471,997	$(458,727)	$13,313

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(8,018)	$(3,654)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	158	239
Amortization of intangible assets	33	40
Gain on disposal of property and equipment	-	(2)
Non-cash share-based compensation expense	305	385
Realized loss on warrant exchange	4,967	-
Non-cash deferred rent	(15)	-
Change in:
Accounts receivable, net	(111)	(391)
Inventory	-	280
Other current assets	85	509
Other assets	-	4
Accounts payable	(274)	(754)
Accrued liabilities	272	(506)
Deferred revenue	-	(246)
Billings in excess of costs and estimated earnings on uncompleted contracts	(333)	594
Net cash used in operating activities	(2,931)	(3,502)

Cash flows from investing activities
Decrease in restricted cash	-	1
Proceeds on sale of property and equipment	-	2
Purchases of property and equipment	(77)	(4)
Net cash used in investing activities	(77)	(1)

Cash flows from financing activities
Principal payments under capital leases and long-term debt	(10)	(37)
Net proceeds from issuance of common stock and warrants	12,981	-
Net cash provided by (used in) financing activities	12,971	(37)
Net increase (decrease) in cash and cash equivalents	9,963	(3,540)
Cash and cash equivalents at beginning of period	5,375	6,850
Cash and cash equivalents at end of period	$15,338	$3,310

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$5

Supplemental schedule of non-cash investing and financing activities
Other non-cash additions to property and equipment	$-	$33

Issuance of common stock for exchange of warrants	$9,869	$-

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

1. MANAGEMENT'S STATEMENT AND PRINCIPLES OF CONSOLIDATION

Management's Statement

The Condensed Consolidated Balance Sheet as of March 31, 2014, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, the Condensed Consolidated Statements of Shareholders' Equity (Deficit), and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 have been prepared by MicroVision, Inc. ("we" or "us") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at March 31, 2014 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the "SEC"). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from contract revenues, collaborative research and development agreements and product sales. At March 31, 2014, we had $15.3 million in cash and cash equivalents.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through the third quarter of 2014. We will require additional cash to fund our operating plan past that time.

We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing our planned investment in development projects resulting in reductions in staff, operating costs, property and equipment expenditures and investment in research and development.

Our capital requirements will depend on many factors, including, but not limited to, the rate at which original equipment manufacturers (OEMs) or original device manufacturers (ODMs) introduce products incorporating the PicoP® display and image capture technologies and the market acceptance and competitive position of such products. If revenues are less than anticipated, if the mix of revenues vary from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to further the development of our technologies, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. In addition, our operating plan provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by us.

We have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2013 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These consolidated financial statements are prepared assuming the Company will continue as a going concern.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of MicroVision, Inc. and MicroVision Innovations Singapore Pte. Ltd. ("MicroVision Singapore"), a wholly owned foreign subsidiary. MicroVision Singapore was incorporated in April 2011 and was engaged in advanced research and development activities and operation support functions for MicroVision, Inc. There were no material intercompany accounts and transactions during the three months ended March 31, 2014.

2. NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities outstanding. Potentially dilutive common stock equivalents primarily consist of warrants, employee stock options and nonvested equity shares. Diluted net loss per share for the three months ended March 31, 2014 and 2013 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including options, warrants and nonvested equity shares is anti-dilutive. The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Net loss available for common shareholders - basic and diluted	$(8,018)	$(3,654)

Denominator:
Weighted-average common shares outstanding - basic and diluted	34,842	25,240

Net loss per share - basic and diluted	$(0.23)	$(0.14)

On March 31, 2014 and 2013, we excluded the following convertible securities from diluted net loss per share, as the effect of including them would have been anti-dilutive: publicly traded warrants exercisable for 0 and 753,000 shares of common stock, respectively, options and private warrants exercisable into a total of 8,388,000 and 5,657,000 shares of common stock, respectively, and 108,000 and 176,000 nonvested equity shares, respectively.

3. CONCENTRATION OF SALES TO MAJOR CUSTOMERS

For the three months ended March 31, 2014, one commercial customer accounted for 98% of our total revenue and one commercial customer accounted for 83% of our net accounts receivable balance at March 31, 2014. For the three months ended March 31, 2013, two commercial customers accounted for approximately 84% of our total revenue. The accounts receivable balance from these customers was approximately 95% of our net accounts receivable balance at March 31, 2013.

4. INVENTORY

Inventory consists of the following:

	March 31,	December 31,
	2014	2013
Raw materials	$23,000	$23,000
Finished goods	26,000	26,000
	$49,000	$49,000

The inventory at March 31, 2014 and December 31, 2013 consisted of components and finished goods primarily composed of our accessory pico projectors. Inventory is stated at the lower of cost or market. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, we reduce the value of our inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through the normal course of business during the next twelve months. In 2013, we recorded inventory write-downs of $303,000. At March 31, 2014 and December 31, 2013, we have recorded aggregate write-downs of $7,761,000 and $7,964,000, respectively, offsetting inventory deemed to be obsolete or scrap inventory. From time to time, we may enter into arrangements to sell the obsolete or scrap inventory, or enter into consignment agreements with third-parties to sell the units, resulting in a gain in the period such transactions are realized.

5. SHARE-BASED COMPENSATION

We use the straight-line attribution method to allocate the fair value of share-based compensation awards over the requisite service period for each award. The following table shows the amount of share-based compensation expense included in the consolidated statements of operations:

	Three Months Ended
Share-based compensation	March 31,
	2014	2013
Cost of contract revenue	$-	$4,000
Cost of product revenue	-	1,000
Research and development expense	114,000	160,000
Sales, marketing, general and administrative expense	191,000	220,000
Total share-based compensation expense	$305,000	$385,000

Options Activity and Positions

The following table summarizes shares, weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2014:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(years)	Value
Outstanding as of March 31, 2014	1,860,000	$8.78	7.4	$85,000

Exercisable as of March 31, 2014	903,000	$15.38	5.6	$46,000

As of March 31, 2014, our unamortized share-based employee compensation related to stock options was $1.0 million which we plan to amortize over the next 2.1 years and our unamortized share-based compensation related to the restricted stock units was $82,000 which we plan to amortize over the next 0.3 years.

6. COMMITMENTS AND CONTINGENCIES

Litigation

On March 31, 2014, Asia Optical Co., Inc., a supplier pursuant to an agreement entered into in 2008, filed a complaint for arbitration with the American Arbitration Association claiming that we ordered products from them and failed to take delivery of and pay for such products. The relief sought in the complaint is $3.6 million plus attorneys' fees, interest and arbitration costs. We are defending against the claim. An adverse outcome of these proceedings could materially and adversely affect our financial condition. At this stage, we cannot predict the likelihood of an unfavorable outcome or the range of potential loss.

We are also subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any other legal proceedings that management believes are reasonably possible to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Adverse purchase commitments

We have periodically entered into noncancelable purchase contracts in order to ensure the availability of materials to support production of our PicoP based products. We periodically assess the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. As of March 31, 2014 and December 31, 2013 we had approximately $500,000 and $500,000, respectively, accrued for adverse purchase commitments related to these purchase contracts.

7. COMMON STOCK AND WARRANTS

In March 2014, we raised $13.9 million before issuance costs of approximately $1.0 million through an underwritten offering of 7.2 million shares of our common stock and warrants to purchase 2.1 million shares of our common stock. Each unit was sold to investors for $1.94 and consisted of one share of common stock and one warrant to purchase 0.3 shares of common stock. The warrants have an exercise price of $2.47 per share, are exercisable beginning six months from the date of issuance, and expire on the fifth anniversary of the date of issuance.

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

In February 2014, we issued 3,713,309 shares of our common stock under the warrant exchange provisions of our May and September 2013 registered direct offerings. Under the warrant exchange provisions, the holders could elect to exchange the warrants for a variable number of shares of common stock as determined by a formula included in the warrants. We did not receive additional cash consideration in the exchange transaction. During the three months ended March 31, 2014, we recognized a loss of $5.0 million on the exchange as the fair market value of the common stock issued was greater than the obligation recorded due to an increase in our stock price since December 31, 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information set forth in this report in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 3, "Quantitative and Qualitative Disclosure about Market Risk," includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, technology development by third parties, future operations, financing needs or plans of MicroVision , as well as assumptions relating to the foregoing. The words "anticipate," "could," "would," "believe," "estimate," "expect," "goal," "may," "plan," "project," "will," and similar expressions identify forward-looking statements. Factors that could cause actual results to differ materially from those projected in our forward-looking statements include risk factors identified below in Item 1A.

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

During 2012, we aligned our operations to our ingredient brand strategy. Our strategy is to focus our efforts on licensing our technology and selling display engine components to partners who will produce display engines based on PicoP display technology and either sell those display engines to OEMs, or incorporate the engines into their own products.

Our development efforts are focused on improving the performance of display engines through the improvement of engine system, hardware and software design, and the performance of various components of the display engine. We also provide engineering support to our customers as they prepare to manufacture display engines as well as providing support to ODMs and OEMs during the integration and optimization of PicoP display technology for specific products.

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

We have incurred substantial losses since inception and expect to incur a substantial loss during the fiscal year ending December 31, 2014.

Results of Operations

Development revenue.

(in thousands)	2014	2013	$ change	% change
Three months ended March 31	$1,193	$300	$893	297.7

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

In March 2013, we entered into a $4.6 million collaborative research and development agreement with a prominent electronics company to incorporate our PicoP display technology into a display engine that could enable a variety of new products. During the three months ended March 31, 2014 and 2013, $1.2 million and $300,000 of revenue, respectively, was recognized on this agreement. As of March 31, 2014, we have recognized cumulative revenue for work performed under the collaborative research and development agreement of $4.1 million.

Based on the terms of this agreement, we recognize development revenue as work progresses on the agreement and as our customer accepts the deliverables using a proportional method based on the lesser of the cumulative proportion of total planned costs to be incurred under the agreement versus the cash payments received plus outstanding billings for work accepted by the customer. Since collaborative agreements generally require some level of technology development, the actual costs required to complete a contract can vary from estimates. The proportional revenue recognition method we use for collaborative research and development agreements includes adjustments for revisions to estimated total agreement costs. Each period, we evaluate the total estimated costs for each agreement. Any adjustments that result from revisions to the estimated costs are recognized in the period we become aware of changes. In the future, revisions in these estimates could significantly impact recognized revenue in any one reporting period.

Our backlog of collaborative research and development agreements at March 31, 2014 was $498,000 compared to $4.3 million at March 31, 2013. The backlog is scheduled for completion during the next twelve months.

Product revenue.

(in thousands)	2014	2013	$ change	% change
Three months ended March 31	$9	$1,219	$(1,210)	(99.3)

Product revenue during the three months ended March 31, 2013 primarily included sales of components to Pioneer.

Our product sales generally include acceptance provisions. We recognize product revenue upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. Provisions are made for warranties at the time revenue is recorded. Warranty expense was not material for any periods presented.

Product revenue was lower during the three months ended March 31, 2014 than the same period in 2013, as a result of not having component sales to Pioneer. The backlog of product orders at March 31, 2014 was approximately $147,000, compared to $744,000 at March 31, 2013. The product backlog is scheduled for delivery within the next twelve months.

Contract revenue.

(in thousands)	2014	2013	$ change	% change
Three months ended March 31	$17	$282	$(265)	(94.0)

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

We recognize contract upon acceptance of the deliverables by the customer or expiration of the contractual acceptance period, after which there are no rights of return.

Our contract backlog at March 31, 2014 was $939,000 compared to $45,000 at March 31, 2013. The backlog is scheduled for completion during the next twelve months.

Cost of product revenue.

		% of		% of
		product		product
(in thousands)	2014	revenue	2013	revenue	$ change	% change
Three months ended March 31	$(10)	(111.1)	$664	54.5	$(674)	(101.5)

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

Cost of product revenue was lower during the three months ended March 31, 2014 than the same period in 2013 primarily because of the reduced product sales. During the three months ended March 31, 2014, we recorded a credit of $19,000 to cost of product revenue related to the expiration of the warranty period on prior period product sales.

The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of overhead expense and the volume of direct material purchased. It decreased substantially during the three months ended March 31, 2014 from the same period in 2013 due to decreased unit volume and the release of the warranty reserve in 2014.

Cost of contract revenue.

		% of		% of
		contract		contract
(in thousands)	2014	revenue	2013	revenue	$ change	% change
Three months ended March 31	$9	52.9	$137	48.6	$(128)	(93.4)

Cost of contract revenue includes both the direct and allocated indirect costs of producing prototype units, evaluation kits, and test equipment. Direct costs include labor, materials and other costs incurred directly in producing prototype units and evaluation kits or performing on a contract. Indirect costs include labor and other costs associated with operating our research and development department and building our technical capabilities and capacity. Cost of contract revenue is determined by the level of direct and indirect costs incurred, which can fluctuate substantially from period to period. The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract cost mix and the levels of direct and indirect costs incurred.

Research and development expense.

(in thousands)	2014	2013	$ change	% change
Three months ended March 31	$2,543	$2,252	$291	12.9

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

The increase in research and development expense during the three months ended March 31, 2014, compared to the same period in 2013, is primarily attributable to reduced allocation of overhead costs to cost of contract revenue and cost of product revenue and higher direct material and equipment purchases associated with our collaborative research and development arrangement.

Sales, marketing, general and administrative expense.

(in thousands)	2014	2013	$ change	% change
Three months ended March 31	$1,959	$2,403	$(444)	(18.5)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The decrease in sales, marketing, general and administrative expense during the three months ended March 31, 2014, compared to the same period in 2013, is primarily due to decreased payroll costs and reduced purchased services.

Gain on sale of previously reserved inventory.

(in thousands)	2014	2013	$ change	% change
Three months ended March 31	$(227)	$(5)	$(222)	4,440.0

Gain on sale of previously reserved inventory includes the sales of excess component inventory for discontinued products which was fully reserved in prior periods. The increase during 2014, compared to 2013, is due to increased sales volume.

Loss on warrant exchange.

(in thousands)	2014	2013	$ change	% change
Three months ended March 31	$(4,967)	$-	$(4,967)	-

In February 2014, we issued 3,713,309 shares of our common stock under the warrant exchange provisions of our May and September 2013 registered direct offerings. Under the warrant exchange provisions, the holders could elect to exchange the warrants for a variable number of shares of common stock as determined by a formula included in the warrants. We did not receive additional cash consideration in the exchange transaction. During the three months ended March 31, 2014, we recorded a loss of $5.0 million on the exchange as the fair market value of the common stock issued was greater than the obligation recorded due to an increase in our stock price since December 31, 2013.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from contract revenues, collaborative research and development agreements and product sales. At March 31, 2014, we had $15.3 million in cash and cash equivalents.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through the third quarter of 2014. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing our planned investment in development projects resulting in reductions in staff, operating costs, property and equipment expenditures and investment in research and development.

We received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2013 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These financial statements are prepared assuming we will continue as a going concern.

Cash used in operating activities totaled $2.9 million during the three months ended March 31, 2014, compared to $3.5 million during the same period in 2013. The decrease in net cash used in operating activities was primarily driven by lower inventory purchases in 2014 compared to 2013 and the timing of cash receipts from customers.

Net cash used in investing activities totaled $77,000 for the three months ended March 31, 2014 compared to net cash used in investing activities of $1,000 during the three months ended March 31, 2013. During the three months ended March 31, 2014, we used cash of $77,000 for capital expenditures, compared to $4,000 during the same period in 2013.

Net cash provided by financing activities totaled $13.0 million for the three months ended March 31, 2014 compared to net cash used in financing activities of $37,000 during the same period in 2013.

In March 2014, we raised $13.9 million before issuance costs of approximately $1.0 million through an underwritten offering of 7.2 million shares of our common stock and warrants to purchase 2.1 million shares of our common stock. Each unit was sold to investors for $1.94 and consisted of one share of common stock and one warrant to purchase 0.3 shares of common stock. The warrants have an exercise price of $2.47 per share, are exercisable beginning six months from the date of issuance, and expire on the fifth anniversary of the date of issuance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of March 31, 2014, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risks is not material.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of March 31, 2014, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

The values of cash and cash equivalents by maturity date as of March 31, 2014, are as follows:

(amount in thousands)	Amount	Percent
Cash and cash equivalents	$15,338	100.00%
Less than one year	-	-%
	$15,338	100.00%

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

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On March 31, 2014, Asia Optical Co., Inc., a supplier pursuant to an agreement entered into in 2008, filed a complaint for arbitration with the American Arbitration Association claiming that we ordered products from them and failed to take delivery of and pay for such products. The relief sought in the complaint is $3.6 million plus attorneys' fees, interest and arbitration costs. We are defending against the claim. An adverse outcome of these proceedings could materially and adversely affect our financial condition. At this stage, the Company cannot predict the likelihood of an unfavorable outcome or the range of potential loss.

We are also subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any other legal proceedings that management believes are reasonably possible to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A - RISK FACTORS

Risk Factors Relating to the MicroVision Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

  As of March 31, 2014, we had an accumulated deficit of $458.7 million.
  We incurred consolidated net losses of $437.5 million from inception through 2012, $13.2 million in 2013, and a net loss of $8.0 million in the three months ended March 31, 2014.

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

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through the third quarter of 2014. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through the issuance of equity or debt securities.

We are introducing new technology into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the rate at which original equipment manufacturers and original device manufacturers introduce products incorporating PicoP display technology and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if the mix of revenues varies from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components, products and systems, and equipment manufacturers that may require additional investments by us.

Additional capital may not be available to us, or if available, on terms acceptable to us or on a timely basis. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of current shareholders' shares. If adequate funds are not available on a timely basis we may consider limiting our operations substantially to extend out funds as we pursue other financing opportunities and business relationships. This limitation of operations could include delaying development projects and reductions in staff, operating costs, including research and development, and property and equipment expenditures. Reducing operations may jeopardize our ability to achieve our business goals or satisfy our customers.

We are dependent on third parties in order to develop, manufacture, sell and market our products.

Our strategy for commercializing our technology and products incorporating PicoP® display technology includes entering into development, manufacturing, sales and marketing arrangements with corporate partners, original equipment manufacturers and other third parties. We cannot be certain that we will be able to negotiate arrangements on acceptable terms, if at all, or that these arrangements will be successful in yielding commercially viable products. If we cannot establish these arrangements, we would require additional capital to undertake such activities on our own and would require extensive manufacturing, sales and marketing expertise that we do not currently possess and that may be difficult to obtain. In addition, we could encounter significant delays in introducing PicoP display technology or find that the development, manufacture or sale of products incorporating a display engine with PicoP technology would not be feasible. To the extent that we enter into development, manufacturing, sales and marketing or other joint venture arrangements, our revenues will depend upon the performance of third parties. We cannot be certain that any such arrangements will be successful.

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

Our PicoP display technology will continue to rely on technologies, such as light sources, MEMS and optical components that are developed and produced by other companies. The commercial success of certain future products based on our technology will depend in part on advances in these and other technologies by other companies. We may, from time to time, contract with and support companies developing key technologies in order to accelerate the development of them for our or our customers' specific uses. There are no guarantees that such activities will result in useful technologies or products for us.

We are dependent on a small number of customers for our revenue. Our quarterly performance may vary substantially and this variance, as well as general market conditions, may cause our stock price to fluctuate greatly and potentially expose us to litigation.

Since 2010, most of our revenues have been generated from a limited number of customers. For the three months ended March 31, 2014, one commercial customer accounted for 98% of our revenue. In 2013, 86% of our revenue was generated from sales to two commercial companies. Our quarterly operating results may vary significantly based on:

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

Our backlog of open orders totaled $1.6 million as of March 31, 2014. We may be unable to meet the performance requirements, including performance specifications or delivery dates, required by such purchase orders.  Further, our customers may be unable or unwilling to perform their obligations thereunder on a timely basis or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals.  To the extent we are unable to perform under such purchase orders or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

It may become more difficult to sell our stock in the public market or maintain our listing on the NASDAQ Global Market.

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ'S listing maintenance standards for any reason, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on The NASDAQ Capital Market, the NYSE MKT or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were not listed on The NASDAQ Capital Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. The market price of our stock has traded below $5.00 per share during 2014 and 2013. On May 5, 2014, the closing price of our stock was $1.65.

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

MICROVISION, INC.
Date: May 8, 2014	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2014	BY:	/s/ Stephen P. Holt
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