Form 10-Q
period 2014-06-30
MICROVISION INC
filed 2014-08-06
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

As of August 1, 2014, 43,511,000 shares of the Company's common stock, $0.001 par value, were outstanding.

Page
Part I: Financial Information
Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (unaudited)	2
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 (unaudited)	3
Condensed Consolidated Statements of Shareholders' Equity (Deficit) for the six months ended June 30, 2014 and the twelve months ended December 31, 2013 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Item 4. Controls and Procedures	16

Part II: Other Information
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	17
Item 6. Exhibits	22
Signatures	23
Exhibit Index	24

MicroVision, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$12,464	$5,375
Accounts receivable, net	54	24
Inventory	31	49
Other current assets	547	336
Total current assets	13,096	5,784

Property and equipment, net	893	1,065
Restricted cash	435	435
Intangible assets	1,079	1,145
Other assets	18	18
Total assets	$15,521	$8,447

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$1,715	$1,610
Accrued liabilities	2,118	2,455
Billings in excess of costs and estimated earnings on uncompleted contracts	120	680
Warrant liability	-	4,902
Current portion of capital lease obligations	-	15
Total current liabilities	3,953	9,662
Deferred rent, net of current portion	557	481
Total liabilities	4,510	10,143

Commitments and contingencies

Shareholders' Equity (Deficit)
Preferred stock, par value $.001; 25,000 shares authorized; 0 and
0 shares issued and outstanding	-	-
Common stock, par value $.001; 100,000 shares authorized; 43,507 and
32,069 shares issued and outstanding	44	32
Additonal paid-in capital	473,095	448,981
Accumulated deficit	(462,128)	(450,709)
Total shareholders' equity (deficit)	11,011	(1,696)
Total liabilities and shareholders' equity (deficit)	$15,521	$8,447

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Development revenue	$268	$880	$1,461	$1,180
Product revenue	19	917	28	2,136
Contract revenue	324	73	341	355
Total revenue	611	1,870	1,830	3,671

Cost of product revenue	33	837	23	1,501
Cost of contract revenue	135	26	144	163
Total cost of revenue	168	863	167	1,664

Gross margin	443	1,007	1,663	2,007

Research and development expense	2,236	2,339	4,779	4,591
Sales, marketing, general and administrative expense	1,869	2,101	3,828	4,504
Gain on disposal of fixed assets	(28)	-	(28)	(2)
Gain on sale of previously reserved inventory	(228)	(1)	(455)	(6)
Total operating expenses	3,849	4,439	8,124	9,087
Loss from operations	(3,406)	(3,432)	(6,461)	(7,080)
Loss on warrant exchange	-	-	(4,967)	-
Other income (expense)	5	(4)	9	(10)
Net loss	$(3,401)	$(3,436)	$(11,419)	$(7,090)

Net loss per share - basic and diluted	$(0.08)	$(0.13)	$(0.29)	$(0.27)

Weighted-average shares outstanding - basic and diluted	43,015	26,493	38,951	25,870

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
(In thousands,except per share data)
(Unaudited)

	Shareholders' Equity (Deficit)

	Common Stock		Additional		Total
		Par	paid-in	Accumulated	Shareholders'
	Shares	value	capital	deficit	equity (deficit)
Balance at December 31, 2012	25,237	$25	$442,560	$(437,531)	$5,054
Share-based compensation expense	323	-	1,589	-	1,589
Exercise of options	23	-	41	-	41
Sales of common stock and warrants	6,128	7	4,255	-	4,262
Exchange of warrants	358	-	536	-	536
Net loss	-	-	-	(13,178)	(13,178)
Balance at December 31, 2013	32,069	32	448,981	(450,709)	(1,696)
Share-based compensation expense	97	-	523	-	523
Sales of common stock and warrants	7,628	8	13,726	-	13,734
Exchange of warrants	3,713	4	9,865	-	9,869
Net loss	-	-	-	(11,419)	(11,419)
Balance at June 30, 2014	43,507	$44	$473,095	$(462,128)	$11,011

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(11,419)	$(7,090)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	250	486
Amortization of intangible assets	66	79
Gain on disposal of property and equipment	(28)	(2)
Non-cash share-based compensation expense	506	481
Realized loss on warrant exchange	4,967	-
Inventory write-downs	25	303
Non-cash deferred rent	(31)	-
Change in:
Accounts receivable, net	(30)	27
Inventory	(7)	150
Other current assets	(194)	899
Other assets	-	4
Accounts payable	19	(1,046)
Accrued liabilities	(230)	(771)
Deferred revenue	-	(581)
Billings in excess of costs and estimated earnings on uncompleted contracts	(560)	765
Net cash used in operating activities	(6,666)	(6,296)

Cash flows from investing activities
Decrease in restricted investment	-	1
Proceeds on sale of property and equipment	28	2
Purchases of property and equipment	(109)	(86)
Net cash used in investing activities	(81)	(83)

Cash flows from financing activities
Principal payments under capital leases and long-term debt	(15)	(75)
Net proceeds from issuance of common stock and warrants	13,851	5,607
Net cash provided by financing activities	13,836	5,532
Net increase (decrease) in cash and cash equivalents	7,089	(847)
Cash and cash equivalents at beginning of period	5,375	6,850
Cash and cash equivalents at end of period	$12,464	$6,003

Supplemental disclosure of cash flow information
Cash paid for interest	$1	$8

Supplemental schedule of non-cash investing and financing activities
Other non-cash additions to property and equipment	$29	$386

Issuance of common stock for exchange of warrants	$9,869	$-

Warrant liability	$-	$3,755

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

1. MANAGEMENT'S STATEMENT AND PRINCIPLES OF CONSOLIDATION

Management's Statement

The Condensed Consolidated Balance Sheet as of June 30, 2014, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, the Condensed Consolidated Statements of Shareholders' Equity (Deficit), and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 have been prepared by MicroVision, Inc. ("we" or "us") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at June 30, 2014 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the "SEC"). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from contract revenues, collaborative research and development agreements and product sales. At June 30, 2014, we had $12.5 million in cash and cash equivalents.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through the fourth quarter of 2014. We will require additional cash to fund our operating plan past that time.

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

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of MicroVision, Inc. and MicroVision Innovations Singapore Pte. Ltd. ("MicroVision Singapore"), a wholly owned foreign subsidiary. MicroVision Singapore was incorporated in April 2011 and was engaged in advanced research and development activities and operation support functions for MicroVision, Inc. There were no material intercompany accounts and transactions during the three and six months ended June 30, 2014.

2. NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities outstanding. Potentially dilutive common stock equivalents primarily consist of warrants, employee stock options and nonvested equity shares. Diluted net loss per share for the three and six months ended June 30, 2014 and 2013 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including options, warrants and nonvested equity shares is anti-dilutive. The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net loss available for common shareholders - basic and diluted	$(3,401)	$(3,436)	$(11,419)	$(7,090)

Denominator:
Weighted-average common shares outstanding - basic and diluted	43,015	26,493	38,951	25,870

Net loss per share - basic and diluted	$(0.08)	$(0.13)	$(0.29)	$(0.27)

We excluded the following convertible securities from diluted net loss per share, as the effect of including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Publicly Traded Warrants Exercisable	-	753,000	-	753,000
Options and Private Warrants Exercisable	9,048,000	7,612,000	9,048,000	7,612,000
Nonvested Equity Shares	60,000	215,000	60,000	215,000
Total	9,108,000	8,580,000	9,108,000	8,580,000

3. CONCENTRATION OF SALES TO MAJOR CUSTOMERS

For the three and six months ended June 30, 2014, two commercial customers accounted for 90% and 95% of our total revenue, respectively. Three commercial customers accounted for 92% of our net accounts receivable balance at June 30, 2014. For the three and six months ended June 30, 2013, two commercial customers accounted for approximately 93% and 89% of our total revenue, respectively. The accounts receivable balance from these customers was approximately 98% of our net accounts receivable balance at June 30, 2013.

4. INVENTORY

Inventory consists of the following:

	June 30,	December 31,
	2014	2013
Raw materials	$5,000	$23,000
Finished goods	26,000	26,000
	$31,000	$49,000

The inventory at June 30, 2014 and December 31, 2013 consisted of components and finished goods primarily composed of our accessory pico projectors. Inventory is stated at the lower of cost or market. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, we reduce the value of our inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through the normal course of business during the next twelve months. During the six months ended June 30, 2014, we recorded inventory write-downs of $25,000. In 2013, we recorded inventory write-downs of $303,000. At June 30, 2014 and December 31, 2013, we have recorded aggregate write-downs of $7,605,000 and $7,964,000, respectively, offsetting inventory deemed to be obsolete or scrap inventory. From time to time, we may enter into arrangements to sell the obsolete or scrap inventory, or enter into consignment agreements with third-parties to sell the units, resulting in a gain in the period such transactions are realized.

5. SHARE-BASED COMPENSATION

We use the straight-line attribution method to allocate the fair value of share-based compensation awards over the requisite service period for each award. The following table shows the amount of share-based compensation expense included in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of contract revenue	$-	$-	$-	$4,000
Cost of product revenue	-	-	-	1,000
Research and development expense	(127,000)	(72,000)	(13,000)	88,000
Sales, marketing, general and administrative expense	328,000	168,000	519,000	388,000
Total share-based employee compensation expense	$201,000	$96,000	$506,000	$481,000

Options Activity and Positions

The following table summarizes shares, weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2014:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(years)	Value
Outstanding as of June 30, 2014	2,522,000	$6.68	7.8	$287,000

Exercisable as of June 30, 2014	929,000	$14.67	5.4	$70,000

As of June 30, 2014, our unamortized share-based employee compensation was $1.4 million which we plan to amortize over the next 2.7 years and our unamortized share-based compensation related to restricted stock units was $89,000 which we plan to amortize over the next 0.9 years.

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

Adverse purchase commitments

We have periodically entered into noncancelable purchase contracts in order to ensure the availability of materials to support production of products based on our PicoP display technology. We periodically assess the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. As of June 30, 2014 and December 31, 2013 we had $500,000 accrued for adverse purchase commitments related to these purchase contracts.

7. COMMON STOCK AND WARRANTS

In June 2014, we entered into an At-the-Market (ATM) equity offering agreement with Meyers Associates, L.P. Under the agreement we may, from time to time, at our discretion offer and sell shares of our common stock having an aggregate value of up to $4.5 million. During June 2014, we received proceeds of approximately $1.0 million before issuance costs of approximately $96,000 from the sale of 468,000 shares of our common stock.

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

In February 2014, we issued 3,713,309 shares of our common stock under the exchange provisions of warrants issued in our May and September 2013 registered direct offerings. During the six months ended June 30, 2014, we recognized a loss of $5.0 million on the exchange as the fair market value of the common stock issued was greater than the obligation recorded due to an increase in our stock price since December 31, 2013.

8. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards and GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective in the first quarter of fiscal 2017 and may be applied on a full retrospective or modified retrospective approach. We are still evaluating the impact of implementation of this standard on our financial statements.

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

Our ingredient brand strategy is to focus our efforts on licensing our technology and selling display engine components to partners who will produce display engines based on PicoP display technology and either sell those display engines to OEMs, or incorporate the engines into their own products.

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

We have incurred substantial losses since inception and expect to incur a substantial loss during the fiscal year ending December 31, 2014.

Results of Operations

Development revenue.

(in thousands)	2014	2013	$ change	% change
Three months ended June 30	$268	$880	$(612)	(69.5)
Six months ended June 30	$1,461	$1,180	$281	23.8

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

In March 2013, we entered into a $4.6 million collaborative research and development agreement with a prominent electronics company to incorporate our PicoP display technology into a display engine that could enable a variety of new products. During the three and six months ended June 30, 2014, $268,000 and $1.5 million of revenue, respectively, was recognized on this agreement. During the three and six months ended June 30, 2013, $880,000 and $1.2 million of revenue, respectively, was recognized on this agreement. As of June 30, 2014, we have recognized cumulative revenue for work performed under the collaborative research and development agreement of $4.4 million.

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

Our backlog of collaborative research and development agreements at June 30, 2014 was $230,000 compared to $3.4 million at June 30, 2013. The backlog is scheduled for completion during the third quarter of 2014.

Product revenue.

(in thousands)	2014	2013	$ change	% change
Three months ended June 30	$19	$917	$(898)	(97.9)
Six months ended June 30	$28	$2,136	$(2,108)	(98.7)

Product revenue primarily includes sales of components under our ingredient brand business model. Product revenue during the three and six months ended June 30, 2013 primarily included sales of components to a former customer.

Our product sales generally include acceptance provisions. We recognize product revenue upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. Provisions are made for warranties at the time revenue is recorded. Warranty expense was not material for any periods presented.

Product revenue was lower during the three and six months ended June 30, 2014 than the same periods in 2013, as a result of lower component sales. The backlog of product orders at June 30, 2014 was approximately $147,000, compared to $282,000 at June 30, 2013. The product backlog is scheduled for delivery within the next twelve months.

Contract revenue.

(in thousands)	2014	2013	$ change	% change
Three months ended June 30	$324	$73	$251	343.8
Six months ended June 30	$341	$355	$(14)	(3.9)

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

We recognize contract revenue upon acceptance of the deliverables by the customer or expiration of the contractual acceptance period, after which there are no rights of return.

Our contract backlog at June 30, 2014 was $722,000 compared to $104,000 at June 30, 2013. The backlog is scheduled for completion during the next twelve months.

Cost of product revenue.

		% of		% of
		product		product
(in thousands)	2014	revenue	2013	revenue	$ change	% change
Three months ended June 30	$33	173.7	$837	91.3	$(804)	(96.1)
Six months ended June 30	23	82.1	1,501	70.3	(1,478)	(98.5)

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

Cost of product revenue was lower during the three and six months ended June 30, 2014 than the same periods in 2013 primarily because of the reduced product sales. During the six months ended June 30, 2014, we recorded inventory write-downs of $25,000 compared to $303,000 in the same period in 2013.

The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of overhead expense and the volume of direct material purchased. It decreased substantially during the three and six months ended June 30, 2014 from the same periods in 2013 due to decreased unit volume and the release of the warranty reserve in 2014.

Cost of contract revenue.

		% of		% of
		contract		contract
(in thousands)	2014	revenue	2013	revenue	$ change	% change
Three months ended June 30	$135	41.7	$26	35.6	$109	419.2
Six months ended June 30	144	42.2	163	45.9	(19)	(11.7)

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

Research and development expense.

(in thousands)	2014	2013	$ change	% change
Three months ended June 30	$2,236	$2,339	$(103)	(4.4)
Six months ended June 30	4,779	4,591	188	4.1

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

The decrease in research and development expense during the three months ended June 30, 2014, compared to the same period in 2013, is primarily attributable to a higher allocation of direct costs and overhead costs to cost of contract revenue.

The increase in research and development expense during the six months ended June 30, 2014, compared to the same period in 2013, is primarily attributable to higher direct material and equipment purchases associated with our collaborative research and development arrangement.

Sales, marketing, general and administrative expense.

(in thousands)	2014	2013	$ change	% change
Three months ended June 30	$1,869	$2,101	$(232)	(11.0)
Six months ended June 30	3,828	4,504	(676)	(15.0)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The decrease in sales, marketing, general and administrative expense during the three and six months ended June 30, 2014, compared to the same periods in 2013, is primarily due to decreased payroll costs and reduced purchased services and depreciation expense.

Gain on sale of previously reserved inventory.

(in thousands)	2014	2013	$ change	% change
Three months ended June 30	$228	$1	$227	22,700.0
Six months ended June 30	455	6	449	7,483.3

Gain on sale of previously reserved inventory includes the sales of excess component inventory for discontinued products which was fully reserved in prior periods. The increase during 2014, compared to 2013, is due to increased sales volume.

Loss on warrant exchange.
(in thousands)	2014	2013	$ change	% change
Three months ended June 30	$-	$-	$-	-
Six months ended June 30	(4,967)	-	(4,967)	-

In February 2014, we issued 3,713,309 shares of our common stock under the exchange provisions of the warrants issued in our May and September 2013 registered direct offerings. During the six months ended June 30, 2014, we recorded a loss of $5.0 million on the exchange as the fair market value of the common stock issued was greater than the obligation recorded due to an increase in our stock price since December 31, 2013.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from contract revenues, collaborative research and development agreements and product sales. At June 30, 2014, we had $12.5 million in cash and cash equivalents.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through the fourth quarter of 2014. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing our planned investment in development projects resulting in reductions in staff, operating costs, property and equipment expenditures and investment in research and development.

We received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2013 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These financial statements are prepared assuming we will continue as a going concern.

Cash used in operating activities totaled $6.7 million during the six months ended June 30, 2014, compared to $6.3 million during the same period in 2013. The increase in net cash used in operating activities was primarily driven by reduced cash receipts from customers during the first six months of 2014 compared to the same period in 2013.

Net cash used in investing activities totaled $81,000 for the six months ended June 30, 2014 compared to net cash used in investing activities of $83,000 during the six months ended June 30, 2013. During the six months ended June 30, 2014, we used cash of $109,000 for capital expenditures, compared to $86,000 during the same period in 2013.

Net cash provided by financing activities totaled $13.8 million for the six months ended June 30, 2014 compared to $5.5 million during the same period in 2013.

In June 2014, we entered into an At-the-Market (ATM) equity offering agreement with Meyers Associates, L.P. Under the agreement we may, from time to time, at our discretion offer and sell shares of our common stock having an aggregate value of up to $4.5 million. During June 2014, we received proceeds of approximately $1.0 million before issuance costs of approximately $96,000 from the sale of approximately 468,000 shares of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of June 30, 2014, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risks is not material.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of June 30, 2014, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

The values of cash and cash equivalents by maturity date as of June 30, 2014, are as follows:

(amount in thousands)	Amount	Percent
Cash and cash equivalents	$12,464	100.00%
Less than one year	-	-%
	$12,464	100.00%

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

  As of June 30, 2014, we had an accumulated deficit of $462.1 million.
  We incurred consolidated net losses of $450.7 million from inception through 2013 and a net loss of $11.4 million in the six months ended June 30, 2014.

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

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through the fourth quarter of 2014. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through the issuance of equity or debt securities.

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

Since 2010, most of our revenues have been generated from a limited number of customers. For the six months ended June 30, 2014, two commercial customers accounted for 95% of our revenue. In 2013, 86% of our revenue was generated from sales to two commercial companies. Our quarterly operating results may vary significantly based on:

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

Our backlog of open orders totaled $1.1 million as of June 30, 2014. We may be unable to meet the performance requirements, including performance specifications or delivery dates, required by such purchase orders.  Further, our customers may be unable or unwilling to perform their obligations thereunder on a timely basis or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals.  To the extent we are unable to perform under such purchase orders or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

It may become more difficult to sell our stock in the public market or maintain our listing on the NASDAQ Global Market.

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ'S listing maintenance standards for any reason, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on The NASDAQ Capital Market, the NYSE MKT or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were not listed on The NASDAQ Capital Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. The market price of our stock has traded below $5.00 per share during 2014 and 2013. On August 1, 2014, the closing price of our stock was $2.02.

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

ITEM 6. Exhibits
10.1	2013 MicroVision, Inc. Incentive Plan(1).
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1) Incorporated by reference to the Company's Form S-8 filed on June 27, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
Date: August 6, 2014	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2014	BY:	/s/ Stephen P. Holt
Stephen P. Holt
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)

EXHIBIT INDEX

The following documents are filed herewith.

Exhibit Number	Description
10.1	2013 MicroVision, Inc. Incentive Plan(1).
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1) Incorporated by reference to the Company's Form S-8 filed on June 27, 2014.