Form 10-Q
period 2014-09-30
MICROVISION INC
filed 2014-11-06
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

As of November 3, 2014, 44,448,000 shares of the Company's common stock, $0.001 par value, were outstanding.

Page
Part I: Financial Information
Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (unaudited)	2
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (unaudited)	3
Condensed Consolidated Statements of Shareholders' Equity (Deficit) for the nine months ended September 30, 2014 and the twelve months ended December 31, 2013 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16

Part II: Other Information
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 6. Exhibits	23
Signatures	24
Exhibit Index	25

MicroVision, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$10,896	$5,375
Accounts receivable, net	577	24
Inventory	79	49
Other current assets	458	336
Total current assets	12,010	5,784

Property and equipment, net	842	1,065
Restricted cash	435	435
Intangible assets	1,046	1,145
Other assets	18	18
Total assets	$14,351	$8,447

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$1,660	$1,610
Accrued liabilities	2,361	2,455
Billings in excess of costs and estimated earnings on uncompleted contracts	103	680
Warrant liability	-	4,902
Current portion of capital lease obligations	-	15
Total current liabilities	4,124	9,662
Deferred rent, net of current portion	523	481
Total liabilities	4,647	10,143

Commitments and contingencies (Note 6)

Shareholders' Equity (Deficit)
Preferred stock, par value $.001; 25,000 shares authorized; 0 and
0 shares issued and outstanding	-	-
Common stock, par value $.001; 100,000 shares authorized; 44,444 and
32,069 shares issued and outstanding	44	32
Additonal paid-in capital	475,143	448,981
Accumulated deficit	(465,483)	(450,709)
Total shareholders' equity (deficit)	9,704	(1,696)
Total liabilities and shareholders' equity (deficit)	$14,351	$8,447

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Development revenue	$230	$660	$1,691	$1,840
Product revenue	16	176	44	2,312
Contract revenue	722	128	1,063	483
Total revenue	968	964	2,798	4,635

Cost of product revenue	5	8	28	1,509
Cost of contract revenue	363	76	507	239
Total cost of revenue	368	84	535	1,748

Gross margin	600	880	2,263	2,887

Research and development expense	2,369	2,893	7,148	7,484
Sales, marketing, general and administrative expense	1,588	2,132	5,416	6,636
Gain on disposal of fixed assets	(1)	(33)	(29)	(35)
Gain on sale of previously reserved inventory	-	(26)	(455)	(32)
Total operating expenses	3,956	4,966	12,080	14,053
Loss from operations	(3,356)	(4,086)	(9,817)	(11,166)
Change in warrant liability	-	397	-	397
Gain (loss) on warrant exchange	-	18	(4,967)	18
Other income (expense)	1	4	10	(6)
Net loss	$(3,355)	$(3,667)	$(14,774)	$(10,757)

Net loss per share - basic and diluted	$(0.08)	$(0.13)	$(0.36)	$(0.40)

Weighted-average shares outstanding - basic and diluted	43,858	28,448	40,605	26,739

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
(In thousands,except per share data)
(Unaudited)

	Shareholders' Equity (Deficit)

	Common Stock		Additional		Total
		Par	paid-in	Accumulated	Shareholders'
	Shares	value	capital	deficit	equity (deficit)
Balance at December 31, 2012	25,237	$25	$442,560	$(437,531)	$5,054
Share-based compensation expense	323	-	1,589	-	1,589
Exercise of options	23	-	41	-	41
Sales of common stock and warrants	6,128	7	4,255	-	4,262
Exchange of warrants	358	-	536	-	536
Net loss	-	-	-	(13,178)	(13,178)
Balance at December 31, 2013	32,069	32	448,981	(450,709)	(1,696)
Share-based compensation expense	101	-	721	-	721
Sales of common stock and warrants	8,561	8	15,576	-	15,584
Exchange of warrants	3,713	4	9,865	-	9,869
Net loss	-	-	-	(14,774)	(14,774)
Balance at September 30, 2014	44,444	$44	$475,143	$(465,483)	$9,704

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(14,774)	$(10,757)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	331	727
Amortization of intangible assets	99	118
Gain on disposal of property and equipment	(29)	(35)
Non-cash share-based compensation expense	717	996
Change in warrant liability	-	(397)
Realized loss on warrant exchange	4,967	(18)
Inventory write-downs	42	303
Non-cash deferred rent	(47)	(16)
Change in:
Accounts receivable, net	(553)	978
Inventory	(72)	166
Other current assets	(118)	789
Other assets	-	4
Accounts payable	110	(1,413)
Accrued liabilities	(5)	(896)
Deferred revenue	-	(609)
Billings in excess of costs and estimated earnings on uncompleted contracts	(577)	111
Net cash used in operating activities	(9,909)	(9,949)

Cash flows from investing activities
Decrease in restricted investment	-	1
Proceeds on sale of property and equipment	34	35
Purchases of property and equipment	(173)	(273)
Net cash used in investing activities	(139)	(237)

Cash flows from financing activities
Principal payments under capital leases and long-term debt	(15)	(106)
Net proceeds from issuance of common stock and warrants	15,584	11,763
Net cash provided by financing activities	15,569	11,657
Net increase in cash and cash equivalents	5,521	1,471
Cash and cash equivalents at beginning of period	5,375	6,850
Cash and cash equivalents at end of period	$10,896	$8,321

Supplemental disclosure of cash flow information
Cash paid for interest	$2	$10

Supplemental schedule of non-cash investing and financing activities
Other non-cash additions to property and equipment	$-	$431

Issuance of common stock for exchange of warrants	$9,869	$207

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2014
(Unaudited)

1. MANAGEMENT'S STATEMENT AND PRINCIPLES OF CONSOLIDATION

Management's Statement

The Condensed Consolidated Balance Sheet as of September 30, 2014, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, the Condensed Consolidated Statements of Shareholders' Equity (Deficit), and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 have been prepared by MicroVision, Inc. (the "Company", "we" or "us") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at September 30, 2014 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the "SEC"). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from contract revenues, collaborative research and development agreements and product sales. At September 30, 2014, we had $10.9 million in cash and cash equivalents.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through the first quarter of 2015. We will require additional cash to fund our operating plan past that time.

We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us or on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing our planned investment in development projects resulting in reductions in staff, operating costs, property and equipment expenditures and investment in research and development.

Our capital requirements will depend on many factors, including, but not limited to, the rate at which original equipment manufacturers (OEMs) or original device manufacturers (ODMs) introduce products incorporating PicoP® display technology and the market acceptance and competitive position of such products. If revenues are less than anticipated, if the mix of revenues vary from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to further the development of our technologies, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. In addition, our operating plan provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by us.

We have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2013 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These consolidated financial statements are prepared assuming the Company will continue as a going concern.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of MicroVision, Inc. and MicroVision Innovations Singapore Pte. Ltd. ("MicroVision Singapore"), a wholly owned foreign subsidiary. MicroVision Singapore was incorporated in April 2011 and was engaged in advanced research and development activities and operation support functions for MicroVision, Inc. There were no material intercompany accounts and transactions during the three and nine months ended September 30, 2014.

2. NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities outstanding. Potentially dilutive common stock equivalents primarily consist of warrants, employee stock options and nonvested equity shares. Diluted net loss per share for the three and nine months ended September 30, 2014 and 2013 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including options, warrants and nonvested equity shares is anti-dilutive. The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Numerator:
Net loss available for common shareholders - basic and diluted	$(3,355)	$(3,667)	$(14,774)	$(10,757)

Denominator:
Weighted-average common shares outstanding - basic and diluted	43,858	28,448	40,605	26,739

Net loss per share - basic and diluted	$(0.08)	$(0.13)	$(0.36)	$(0.40)

We excluded the following convertible securities from diluted net loss per share, as the effect of including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Options and Warrants Exercisable	8,990,000	10,239,000	8,990,000	10,239,000
Nonvested Equity Shares	60,000	308,000	60,000	308,000
Total	9,050,000	10,547,000	9,050,000	10,547,000

3. CONCENTRATION OF SALES TO MAJOR CUSTOMERS

For the three and nine months ended September 30, 2014, three commercial customers accounted for 92% and 91% of our total revenue, respectively. One commercial customer accounted for 100% of our net accounts receivable balance at September 30, 2014. For both the three and nine months ended September 30, 2013, three commercial customers accounted for approximately 89% of our total revenue, respectively. At September 30, 2013, one commercial customer accounted for 52% of our net accounts receivable balance.

4. INVENTORY

Inventory consists of the following:

	September 30	December 31,
	2014	2013
Raw materials	$-	$23,000
Finished goods	79,000	26,000
	$79,000	$49,000

The inventory at September 30, 2014 and December 31, 2013 consisted of components and finished goods primarily composed of our accessory pico projectors. Inventory is stated at the lower of cost or market. Management periodically assesses the need to provide for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, we reduce the value of our inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through the normal course of business during the next twelve months. During the nine months ended September 30, 2014, we recorded inventory write-downs of $42,000. In 2013, we recorded inventory write-downs of $303,000. At September 30, 2014 and December 31, 2013, we have recorded aggregate write-downs of $7,605,000 and $7,964,000, respectively, offsetting inventory deemed to be obsolete or scrap inventory. From time to time, we may enter into arrangements to sell the obsolete or scrap inventory, or enter into consignment agreements with third-parties to sell the units, resulting in a gain in the period such transactions are realized.

5. SHARE-BASED COMPENSATION

We use the straight-line attribution method to allocate the fair value of share-based compensation awards over the requisite service period for each award. The following table shows the amount of share-based compensation expense included in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Cost of contract revenue	$27,000	$11,000	$27,000	$15,000
Cost of product revenue	-	-	-	1,000
Research and development expense	36,000	172,000	23,000	260,000
Sales, marketing, general and administrative expense	148,000	332,000	667,000	720,000
Total share-based employee compensation expense	$211,000	$515,000	$717,000	$996,000

Options Activity and Positions

The following table summarizes shares, weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2014:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(years)	Value
Outstanding as of September 30, 2014	2,429,000	$6.72	7.6	$201,000

Exercisable as of September 30, 2014	1,240,000	$11.23	6.1	$66,485

As of September 30, 2014, our unamortized share-based employee compensation was $1.3 million which we plan to amortize over the next 2.9 years and our unamortized share-based compensation related to restricted stock units was $65,000 which we plan to amortize over the next 0.7 years.

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

Adverse purchase commitments

We have periodically entered into noncancelable purchase contracts in order to ensure the availability of materials to support production of products based on our PicoP® display technology. We periodically assess the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. As of September 30, 2014 and December 31, 2013 we had $500,000 accrued for adverse purchase commitments related to these purchase contracts.

7. COMMON STOCK AND WARRANTS

In June 2014, we entered into an At-the-Market (ATM) equity offering agreement with Meyers Associates, L.P. Under the agreement we may, from time to time, at our discretion offer and sell shares of our common stock having an aggregate value of up to $4.5 million. As of September 30, 2014, we have received proceeds of approximately $2.9 million before issuance costs of approximately $158,000 from the sale of 1.4 million shares of our common stock.

In March 2014, we raised $13.9 million before issuance costs of approximately $1.0 million through an underwritten offering of 7.2 million shares of our common stock and warrants to purchase 2.1 million shares of our common stock. Each unit was sold to investors for $1.94 and consisted of one share of common stock and one warrant to purchase 0.3 shares of common stock. The warrants have an exercise price of $2.47 per share and expire on the fifth anniversary of the date of issuance.

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

In February 2014, we issued 3.7 million shares of our common stock under the exchange provisions of warrants issued in our May and September 2013 registered direct offerings. During the nine months ended September 30, 2014, we recognized a loss of $5.0 million on the exchange as the fair market value of the common stock issued was greater than the obligation recorded due to an increase in our stock price since December 31, 2013.

8. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards and GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective in the first quarter of fiscal 2017 and may be applied on a full retrospective or modified retrospective approach. We are still evaluating the impact of implementation of this standard on our financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 ("ASU 2014-15"), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 will be effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not expect the implementation of this standard to have a material effect on our financial statements.

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

Our primary objective for consumer applications is to provide users of mobile devices such as smartphones, tablets and other consumer electronics products with a large screen viewing experience produced by a small projector either embedded in the device or via a companion product. These potential products would allow users to watch movies and videos, play games, and display images and other data onto a variety of surfaces, freeing users from the limitations of a small screen.

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

We also see potential for PicoP display technology in other areas, although these are not currently major areas of focus. PicoP display technology could be combined with other components and systems to be incorporated into a pair of glasses to provide the mobile user with a see-through or occluded personal display to view movies, play games or access other content. Devices enabled by PicoP display technology could be used in field-based professions such as service repair or sales to view and share information such as schematics for equipment repair, sales data, orders or contact information on a larger, more user-friendly display. We also see potential for embedding PicoP display technology in industrial products where our displays could be used for 3D measuring and digital signage, enhancing the overall user experience of these applications.

We develop and procure intellectual property rights relating to our technology as a key aspect of our business strategy. We generate intellectual property from our internal research and development activities and our ongoing performance on development contracts. We also have acquired exclusive rights to various technologies under licensing and acquisition agreements.

We have incurred substantial losses since inception and expect to incur a substantial loss during the fiscal year ending December 31, 2014.

Results of Operations

Development revenue.
(in thousands)	2014	2013	$ change	% change
Three months ended September 30	$230	$660	$(430)	(65.2)
Nine months ended September 30	$1,691	$1,840	$(149)	(8.1)

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

In March 2013, we entered into a $4.6 million collaborative research and development agreement with a prominent electronics company to incorporate our PicoP display technology into a display module that could enable a variety of new products. During the three and nine months ended September 30, 2014, $230,000 and $1.7 million of revenue, respectively, was recognized on this agreement. During the three and nine months ended September 30, 2013, $660,000 and $1.8 million of revenue, respectively, was recognized on this agreement. As of September 30, 2014, we had completed all deliverables and obligations under the collaborative research and development agreement and have recognized the full contract value of $4.6 million.

Based on the terms of this agreement, we recognized development revenue as work progressed on the agreement and as our customer accepted the deliverables using a proportional method based on the lesser of the cumulative proportion of total planned costs to be incurred under the agreement versus the cash payments received plus outstanding billings for work accepted by the customer. Since collaborative agreements generally require some level of technology development, the actual costs required to complete a contract can vary from estimates. The proportional revenue recognition method we use for collaborative research and development agreements includes adjustments for revisions to estimated total agreement costs. Each period, we evaluate the total estimated costs for each agreement.

Our backlog of collaborative research and development agreements at September 30, 2014 was zero compared to $2.8 million at September 30, 2013.

Product revenue.

(in thousands)	2014	2013	$ change	% change
Three months ended September 30	$16	$176	$(160)	(90.9)
Nine months ended September 30	$44	$2,312	$(2,268)	(98.1)

Product revenue primarily includes sales of components under our ingredient brand business model. Product revenue during the three and nine months ended September 30, 2013 primarily included sales of components to a former customer.

Our product sales generally include acceptance provisions. We recognize product revenue upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. Provisions are made for warranties at the time revenue is recorded. Warranty expense was not material for any periods presented.

Product revenue was lower during the three and nine months ended September 30, 2014 than the same periods in 2013, as a result of lower component sales. The backlog of product orders at September 30, 2014 was approximately $2.0 million, compared to $147,000 at September 30, 2013. The product backlog is scheduled for delivery within the next twelve months.

Contract revenue.

(in thousands)	2014	2013	$ change	% change
Three months ended September 30	$722	$128	$594	464.1
Nine months ended September 30	$1,063	$483	$580	120.1

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

The increase in contract revenue during the three and nine months ended September 30, 2014 was primarily the result of the delivery of customized PicoP® display modules to a worldwide logistics company during the third quarter of 2014.

Our contract backlog at September 30, 2014 was $68,000 compared to $308,000 at September 30, 2013. The backlog is scheduled for completion during the next twelve months.

Cost of product revenue.

		% of		% of
		product		product
(in thousands)	2014	revenue	2013	revenue	$ change	% change
Three months ended September 30	$5	31.3	$8	4.5	$(3)	(37.5)
Nine months ended September 30	28	63.6	1,509	65.3	(1,481)	(98.1)

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

Cost of product revenue was lower during the three and nine months ended September 30, 2014 than the same period in 2013 primarily because of reduced product sales. During the nine months ended September 30, 2014, we recorded inventory write-downs of $42,000 compared to $303,000 in the same period in 2013.

The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of overhead expense and the volume of direct material purchased.

Cost of contract revenue.

		% of		% of
		contract		contract
(in thousands)	2014	revenue	2013	revenue	$ change	% change
Three months ended September 30	$363	50.3	$76	59.4	$287	377.6
Nine months ended September 30	507	47.7	239	49.5	268	112.1

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

The increase in cost of contract revenue during the three and nine months ended September 30, 2014 was primarily the result of higher direct costs related to the delivery of customized PicoP® display modules to a worldwide logistics company during the third quarter.

Research and development expense.

(in thousands)	2014	2013	$ change	% change
Three months ended September 30	$2,369	$2,893	(524)	(18.1)
Nine months ended September 30	7,148	7,484	(336)	(4.5)

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

The decrease in research and development expense during the three and nine months ended September 30, 2014, compared to the same period in 2013, is primarily attributable to lower direct equipment purchases and reduced non-cash compensation expense.

Sales, marketing, general and administrative expense.

(in thousands)	2014	2013	$ change	% change
Three months ended September 30	$1,588	$2,132	$(544)	(25.5)
Nine months ended September 30	5,416	6,636	(1,220)	(18.4)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The decrease in sales, marketing, general and administrative expense during the three and nine months ended September 30, 2014, compared to the same periods in 2013, is primarily due to decreased personnel costs, non-cash compensation expense and depreciation expense.

Gain on sale of previously reserved inventory.

(in thousands)	2014	2013	$ change	% change
Three months ended September 30	$-	$26	$(26)	(100.0)
Nine months ended September 30	455	32	423	1,321.9

Gain on sale of previously reserved inventory includes the sales of excess component inventory for discontinued products which was fully reserved in prior periods. The increase during 2014, compared to 2013, is due to increased sales volume.

Change in warrant liability.

(in thousands)	2014	2013	$ change	% change
Three months ended September 30	$-	$397	$(397)	(100.0)
Nine months ended September 30	-	$397	$(397)	(100.0)

Based on the terms of the warrants we issued in May and September, 2013, we determined that the warrants needed to be classified as a liability given that the warrants could result in the issuance of a variable number of shares of common stock based on a conditional exchange provision. At each balance sheet date, we evaluated the fair value of the warrants and any change in value was recorded as a non-operating gain or loss on the statement of operations. During the three months ended September 30, 2013, we recorded non-operating gains of $397,000 related to the change in value of the warrants.

Gain (loss) on warrant exchange.

(in thousands)	2014	2013	$ change	% change
Three months ended September 30	$-	$18	$(18)	(100.0)
Nine months ended September 30	(4,967)	18	(4,985)	(27,694.4)

In February 2014, we issued 3,713,309 shares of our common stock under the exchange provisions of the warrants issued in our May and September 2013 registered direct offerings. During the nine months ended September 30, 2014, we recorded a loss of $5.0 million on the exchange as the fair market value of the common stock issued was greater than the obligation recorded due to an increase in our stock price since December 31, 2013.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from contract revenues, collaborative research and development agreements and product sales. At September 30, 2014, we had $10.9 million in cash and cash equivalents.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through the first quarter of 2015. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us or on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing our planned investment in development projects resulting in reductions in staff, operating costs, property and equipment expenditures and investment in research and development.

We received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2013 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These financial statements are prepared assuming we will continue as a going concern.

Cash used in operating activities totaled $9.9 million during both the nine months ended September 30, 2014 and 2013.

Net cash used in investing activities totaled $139,000 for the nine months ended September 30, 2014 compared to net cash used in investing activities of $237,000 during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we used cash of $173,000 for capital expenditures, compared to $273,000 during the same period in 2013.

Net cash provided by financing activities totaled $15.6 million for the nine months ended September 30, 2014 compared to $11.7 million during the same period in 2013.

In June 2014, we entered into an At-the-Market (ATM) equity offering agreement with Meyers Associates, L.P. Under the agreement we may, from time to time, at our discretion offer and sell shares of our common stock having an aggregate value of up to $4.5 million. As of September 30, 2014, we have received proceeds of approximately $2.9 million before issuance costs of approximately $158,000 from the sale of 1.4 million shares of our common stock.

In March 2014, we raised $13.9 million before issuance costs of approximately $1.0 million through an underwritten offering of 7.2 million shares of our common stock and warrants to purchase 2.1 million shares of our common stock. Each unit was sold to investors for $1.94 and consisted of one share of common stock and one warrant to purchase 0.3 shares of common stock. The warrants have an exercise price of $2.47 per share and expire on the fifth anniversary of the date of issuance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of September 30, 2014, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risks is not material.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of September 30, 2014, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

The values of cash and cash equivalents by maturity date as of September 30, 2014, are as follows:

(amount in thousands)	Amount	Percent
Cash and cash equivalents	$10,896	100.00%
Less than one year	-	-%
	$10,896	100.00%

Foreign Exchange Rate Risk

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

  As of September 30, 2014, we had an accumulated deficit of $465.5 million.
  We incurred consolidated net losses of $450.7 million from inception through 2013, and a net loss of $14.8 million in the nine months ended September 30, 2014.

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

We cannot be certain that we will succeed in obtaining additional development revenue or commercializing our technology or products. In light of these factors, we expect to continue to incur substantial losses and negative cash flow at least through 2015 and likely thereafter. We cannot be certain that we will achieve positive cash flow at any time in the future.

We will require additional capital to fund our operations and to implement our business plan. If we do not obtain additional capital, we may be required to curtail our operations substantially. Raising additional capital may dilute the value of current shareholders' shares.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through the first quarter of 2015. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through the issuance of equity or debt securities.

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

Since 2010, most of our revenues have been generated from a limited number of customers. For the nine months ended September 30, 2014, three commercial customers accounted for 91% of our revenue. In 2013, 86% of our revenue was generated from sales to two commercial companies. Our quarterly operating results or stock price may vary significantly based on:

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

Our backlog of open orders totaled $2.1 million as of September 30, 2014. We may be unable to meet the performance requirements, including performance specifications or delivery dates, required by such purchase orders.  Further, our customers may be unable or unwilling to perform their obligations thereunder on a timely basis or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals.  To the extent we are unable to perform under such purchase orders or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

It may become more difficult to sell our stock in the public market or maintain our listing on the NASDAQ Global Market.

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ'S listing maintenance standards for any reason, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on The NASDAQ Capital Market, the NYSE MKT or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were not listed on The NASDAQ Capital Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. The market price of our stock has traded below $5.00 per share during 2014 and 2013. On November 3, 2014, the closing price of our stock was $1.79.

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

The information display industry has been characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards. Our success will depend upon our ability to further develop our technology platform and to cost-effectively introduce new products and features in a timely manner to meet evolving customer requirements and compete with competitors' product advances.

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

We are aware of several patents held by third parties that relate to certain aspects of light scanning displays and image capture products. These patents could be used as a basis to challenge the validity; or limit the scope of our patents or patents we have licensed or limit our ability to obtain additional or broader patent rights. A successful challenge to the validity of our patents or patents we have licensed could limit our ability to commercialize our technology or display engines enabled by PicoP display technology and, consequently, materially reduce our revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us with respect to current and future technology. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually be issued with claims that will be infringed by our products or our technology. The defense and prosecution of a patent suit would be costly and time consuming, even if the outcome were ultimately favorable to us. An adverse outcome in the defense of a patent suit could subject us to significant costs, to require others and us to cease selling products that incorporate PicoP display technology, to cease licensing our technology or to require disputed rights to be licensed from third parties. Such licenses, if available, would increase our operating expenses. Moreover, if claims of infringement are asserted against our future co- development partners or customers, those partners or customers may seek indemnification from us for damages or expenses they incur.

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

Intellectual property protection for our products is important and uncertain. If we do not obtain effective intellectual property protection for our products, processes and technology, we may be subject to increased competition. Our commercial success will depend in part on our ability and the ability of our licensors to maintain the proprietary nature of the PicoP display technology and other key technologies by securing valid and enforceable patents and effectively maintaining unpatented technology as trade secrets. We try to protect our proprietary technology by seeking to obtain United States and foreign patents in our name, or licenses to third-party patents, related to proprietary technology, inventions, and improvements that may be important to the development of our business. However, our patent position and the patent position of our licensors involve complex legal and factual questions. The standards that the United States Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. Additionally, the scope of patents are subject to interpretation by courts and their validity can be subject to challenges and defenses, including challenges and defenses based on the existence of prior art. Consequently, we cannot be certain as to the extent to which we will be able to obtain patents for our new products and technology or the extent to which the patents that we already own or license from others protect our products and technology. Reduction in scope of protection or invalidation of our licensed or owned patents, or our inability to obtain new patents, may enable other companies to develop products that compete with ours on the basis of the same or similar technology.

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

MICROVISION, INC.
Date: November 6, 2014	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2014	BY:	/s/ Stephen P. Holt
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