Form 10-K
period 2014-12-31
MICROVISION INC
filed 2015-03-16
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2014

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $87.4 million (based on the closing price for the registrant's Common Stock on the NASDAQ Global Market of $2.01 per share).

The number of shares of the registrant's common stock outstanding as of March 11, 2015 was 44,776,000.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2015 Annual Meeting of Shareholders are incorporated herein by reference into Part III of this report.

MicroVision, Inc.
2014 ANNUAL REPORT ON FORM 10-K

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

ITEM 1. BUSINESS

Overview

We are developing our proprietary PicoP® display technology which can be used by our customers to create high-resolution miniature laser display and imaging engines. Our PicoP display technology uses our widely patented expertise in two dimensional Micro-Electrical Mechanical Systems (MEMS), lasers, optics, and electronics to create a high quality video or still image from a small form factor device with lower power needs than conventional display technologies. Our ingredient brand strategy is to develop and supply PicoP display technology directly or through licensing arrangements to original device manufacturers (ODMs) and original equipment manufacturers (OEMs) in various market segments, including consumer electronics and automotive, for integration into their products.

Our development efforts are focused on improving the performance of display engines through the improvement of the optical system, drive electronics hardware and software design, and the performance of various components of the display engine. We also provide engineering support to our customers as they prepare to manufacture display engines as well as provide support to ODMs and OEMs during the integration and optimization of PicoP display technology for specific products.

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

PicoP display technology could also be combined with other components and systems to be embedded into a vehicle or integrated into a portable standalone head-up display (HUD). HUD technology allows for important information, such as safety warnings or navigation instructions, to be projected in the driver's field of vision where the information can be accessed without taking their eyes off the road.

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

As recently announced, we signed a multi-year license agreement with a customer for our PicoP® display technology. The license agreement grants the customer a non-exclusive license to MicroVision PicoP display technology for use in display modules it manufactures and sells. As part of the agreement, the customer is required to pay us an $8.0 million upfront license fee. In addition to the initial upfront license fee, we will also receive royalties for display modules sold by the customer.

Technology

Our patented PicoP® display technology includes a single-mirror MEMS scanner, red, green, and blue laser diode light sources, electronics, and optics combined using our proprietary system control expertise, gained through years of internal research and development. Our bi-directional MEMS scanning mirror is a key component of our technology platform and is one of our core competencies. Our MEMS design is a silicon device with a tiny mirror at the center. This mirror is connected to small flexures which allow it to oscillate vertically and horizontally to capture (imaging) or reproduce (display) an image pixel-by-pixel. PicoP display technology creates a brilliant, full color, high contrast, uniform display over the entire field of view, from a small and thin package. We believe that our proprietary PicoP display technology offers significant advantages over traditional display and imaging systems. Depending on the specific product application, these advantages may include:

  Focus free operation,
  HD resolution,
  Low power requirements to enable battery operated devices and applications,
  Large screen size up to 200 inches from short distances,
  Small and thin package size,
  High brightness, high dynamic range and brightness uniformity,
  Rich, saturated color reproduction,
  Small text readability.

Business Strategy

Our business model is to commercialize our technology by enabling ODMs and OEMs to produce display engines by licensing our technology to those ODMs and OEMs, and by selling display engine components to them, as needed. This will allow the ODMs and OEMs to integrate and embed PicoP display technology across a broad range of display and imaging product applications. The key elements of our business strategy include the following:

  Continue to improve the performance of our PicoP display technology platform by advancing the optical system, drive electronics hardware and software design.
  Partner with ODMs and OEMs to help them develop display engines based on our technology, and help them integrate our PicoP display technology into products.
  Partner with ODMs to ensure broader availability of high quality pico display engines in quantities to support the consumer electronics market.
  Supply key display engine components for products being developed by OEMs and ODMs who license PicoP display technology.
  Maintain a position of leadership with our intellectual property around PicoP display technology.

Marketing Focus: Mobile Device Displays

The use of mobile devices worldwide has grown significantly and consumers' awareness and willingness to use mobile devices for data services has increased dramatically over the last few years. Applications such as email, texting, web-browsing, downloading and streaming videos, social networking and mobile gaming are driving the demand for more capable smartphones and tablets. Typically, these devices have small screens which limit the utility and enjoyment of the content, especially in small group settings. We believe that pico projectors can free mobile device users from the limitations of a palm-sized or tablet-sized screen and provide a large screen viewing experience to increase the usefulness and enjoyment of watching movies and videos, playing games, and displaying and sharing images and many other applications.

Vehicle Displays

We believe an automotive head-up display (HUD) improves driver safety by eliminating the driver's need to look away from the road to read information such as GPS mapping images, audio controls and other automobile instrumentation. We have produced prototypes that demonstrate the ability of PicoP display technology to project high-resolution virtual images in the driver's field of vision, providing the driver with a variety of information related to the car's operation. We believe that an automotive HUD based on our PicoP display technology offers three distinct advantages over competing head-up displays:

  Size - Our prototype display is less than half the size of current competitive offerings. This smaller form factor can accommodate a wider variety of vehicle configurations.
  Contrast Ratio - Our prototype has a contrast ratio that is an order of magnitude higher than current competitive offerings. The high dynamic contrast ratio allows the driver to see the display clearly day or night, in any ambient lighting condition.
  Installation Cost - Our prototype can be electronically customized to match the unique curvature of automotive windshields, thereby reducing installation time and cost. The current competitive offerings must be manually adjusted to match the curvature of a windshield.

Our PicoP display technology subsystem could be integrated by OEMs and ODMs into their HUD product package for sale to automobile manufacturers or by a product integrator into an aftermarket product for direct sale to their customers for use in automobiles, specialty vehicles, trucks, buses and motor coaches.

Go-To-Market Strategy

We are currently marketing our PicoP® display technology to leading OEMs and ODMs. We expect our vertically integrated customers may act as OEMs and may integrate our PicoP display technology into their end products. We expect other customers may act as ODMs and develop display engines for sale to OEMs.

Certain applications using PicoP display technology, such as an automotive HUD or pico projector for tablets and mobile phones, will require integration of an engine based on our technology into the products. Also, in cases where a customer requires such assistance, we plan to provide designs for components, subsystems and systems under licensing agreements.

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

The information display industry has been characterized by rapid and significant technological advances. Our technology and potential products may not remain competitive with such advances, and we may not have sufficient funds to invest in new technologies, products or processes. Although we believe our technology platform and proposed display products could deliver images of a substantially higher quality and resolution from a smaller form factor device than those of commercially available miniaturized liquid crystal displays and cathode ray tube based display products, manufacturers of competing technologies may develop further improvements to screen display technology that could reduce or eliminate the anticipated advantages of our proposed products.

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

Additional Information

We perform research and development to design and develop our technology platform and modifications to PicoP® display technology that will be required for specific applications. Research and development expense for the fiscal years ended December 31, 2014 and 2013 was $9.1 million and $10.5 million, respectively. In 2014, 49% of our revenue was generated from performance on collaborative research and development agreements, 11% of our revenue was generated from product sales, and 40% of revenue was derived from performance on development contracts with commercial customers. Two commercial customers accounted for 65% of our revenue in 2014. In 2013, 50% of our revenue was generated from performance on collaborative research and development agreements, 40% of our revenue was generated from product sales, and 9% and 1% of revenue was derived from performance on development contracts with commercial customers and the U.S government, respectively. Two commercial customers accounted for 86% of our revenue in 2013. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

We had a backlog of $5.1 million at December 31, 2014 compared to a backlog of $2.1 million at December 31, 2013. The backlog at December 31, 2014 is composed of $3.6 million in orders for components and $1.5 million in contract backlog. We plan to complete all of the backlog within one year.

Employees

As of March 11, 2015, we had approximately 66 employees.

Further Information

MicroVision was founded in 1993 as a Washington corporation and reincorporated in 2003 under the laws of the State of Delaware. Our principal office is located at 6244 185th Avenue NE, Suite 100, Redmond, Washington 98052 and our telephone number is (425) 936-6847.

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

  As of December 31, 2014, we had an accumulated deficit of $468.8 million.
  We incurred consolidated net losses of $450.7 million from inception through 2013, and a net loss of $18.1 million in 2014.

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

Based on our current operating plan, and including the $8.0 million payment received under a licensing agreement that was executed with our customer in March 2015, we anticipate that we have sufficient cash and cash equivalents to fund our operations through December 2015. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through sales and licensing activities and/or the issuance of equity or debt securities.

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

We rely on single suppliers to manufacture our products, including our MEMS chips in wafer form. The lead time to establish a relationship with a new or alternative contract manufacturer or foundry is a time consuming process, as our unique technology may require significant manufacturing process adaptation to achieve full manufacturing capacity. Accordingly, we may be unable to establish alternative contract manufacturers in the short term, or at all, at prices or on other terms that are acceptable to us. Changes in our supply chain may result in increased cost and delay and may create uncertainty regarding, but not limited to, product warranty, product liability and quality control standards. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could cause significant delays in product deliveries which may result in lost revenues and damaged customer relationships. To the extent that we are not able to establish a relationship with a new or alternative contract manufacturer or foundry in a timely manner, we may be unable to meet contract or production milestones which could have a material adverse effect on our financial condition, results of operations, and cash flows.

Our success will depend, in part, on our ability to secure significant third-party manufacturing resources.

Our success depends, in part, on our ability to provide our components and future products in commercial quantities at competitive prices and on schedule. Accordingly, we will be required to obtain access, through business partners or contract manufacturers, to manufacturing capacity and processes for the commercial production of our expected future products. We cannot be certain that we will successfully obtain access to needed manufacturing resources concurrent with a significant increase in our planned production levels. Future manufacturing limitations of our suppliers could constrain the number of products incorporating our technology that we are able to produce.

We are dependent on third parties in order to develop, manufacture, sell and market our products.

Our strategy for commercializing our technology and products incorporating PicoP® display technology includes entering into development, manufacturing, sales and marketing arrangements with corporate partners, original equipment manufacturers and other third parties. We cannot be certain that we will be able to negotiate arrangements on acceptable terms, if at all, or that these arrangements will be successful in yielding commercially viable products. If we cannot establish these arrangements, we would require additional capital to undertake such activities on our own and would require extensive manufacturing, sales and marketing expertise that we do not currently possess and that may be difficult to obtain. In addition, we could encounter significant delays in introducing PicoP display technology or find that the development, manufacture or sale of products incorporating PicoP® display engine would not be feasible. To the extent that we enter into development, manufacturing, sales and marketing or other joint venture arrangements, our revenues will depend upon the performance of third parties. We cannot be certain that any such arrangements will be successful.

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

In 2013, two commercial customers accounted for 86% of our revenue. In 2014, 65% of our revenue was generated from sales to two commercial customers. Our customers take time to obtain, and replacing a customer, if one was lost, may take an extended period of time, which could negatively affect our revenue.

Our quarterly operating results may vary significantly based on:

  market acceptance of products based on PicoP display technology, changes in evaluations and recommendations by any securities analysts following our stock or our industry generally, announcements by other companies in our industry,
  changes in business or regulatory conditions,
  announcements or implementation by our competitors of technological innovations or new products, the status of particular development programs and the timing of performance under specific development agreements, economic and stock market conditions, or
  other factors unrelated to our company or industry.

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

Our backlog of open orders totaled $5.1 million as of December 31, 2014. We may be unable to meet the performance requirements, including performance specifications or delivery dates, required by such purchase orders.  Further, our customers may be unable or unwilling to perform their obligations thereunder on a timely basis or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals.  To the extent we are unable to perform under such purchase orders or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

It may become more difficult to sell our stock in the public market or maintain our listing on the NASDAQ Global Market.

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to meet NASDAQ'S listing maintenance standards for any reason, our common stock could be delisted from the NASDAQ Global Market. If our common stock were delisted, we likely would seek to list the common stock on the NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were not listed on the NASDAQ Capital Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from the NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from the NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on the NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on the NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. The market price of our stock has traded below $5.00 per share during 2014 and 2013. On March 11, 2015, the closing price of our stock was $2.72.

Our lack of financial and technical resources relative to our competitors may limit our revenues, potential profits, overall market share or value.

Our current products and potential future products will compete with established manufacturers of existing products and companies developing new technologies. Many of our competitors have substantially greater financial, technical and other resources than we have. Because of their greater resources, our competitors may develop products or technologies that may be superior to our own. The introduction of superior competing products or technologies could result in reduced revenues, lower margins or loss of market share, any of which could reduce the value of our business.

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

We may not succeed in these efforts due to:

  delays in product development,
  lack of market acceptance for our products, or
  lack of funds to invest in product research, development and marketing.

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

Our products may be subject to future environmental, health and safety laws and regulations that could increase our development and production costs.

Products incorporating PicoP® display technology could become subject to future environmental, health and safety laws, regulations or amendments that would negatively impact our ability to commercialize PicoP display technology. Compliance with any such new laws and regulations would likely increase our cost to develop and produce products using PicoP display technology, and violations may result in fines, penalties or suspension of production. If we become subject to any environmental, health, or safety laws or regulations which require us to cease or significantly change our operations to comply, our business, financial condition and operating results could be adversely affected.

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

  political and economic instability,
  high levels of inflation, historically the case in a number of countries in Asia, burdens and costs of compliance with a variety of foreign laws, regulations and restrictions, foreign taxes,
  changes in tariff rates or other trade and monetary policies, and changes or volatility in currency exchange rates and interest rates.

Manufacturing facilities could be damaged or disrupted by a natural disaster or labor strike, either of which would materially affect our financial position, results of operations and cash flows.

A major catastrophe, such as an earthquake, monsoon, flood or other natural disaster, labor strike, or work stoppage at our contract manufacturers' facilities, our suppliers, or our customers, could result in a prolonged interruption of our business. A disruption resulting from any one of these events could cause significant delays in product shipments and the loss of sales and customers, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

We also rely on the law of trade secrets to protect unpatented know-how and technology to maintain our competitive position. We try to protect this know-how and technology by limiting access to the trade secrets to those of our employees, contractors and partners with a need to know such information and by entering into confidentiality agreements with parties that have access to it, such as our employees, consultants and business partners. Any of these parties could breach the agreements and disclose our trade secrets or confidential information, or our competitors might learn of the information in some other way. If any trade secret not protected by a patent were to be disclosed to or independently developed by a competitor, our competitive position could be negatively affected.

We could be exposed to significant product liability claims that could be time-consuming and costly, divert management attention and adversely affect our ability to obtain and maintain insurance coverage.

We may be subject to product liability claims if any of our product applications are alleged to be defective or cause harmful effects. For example, because some PicoP® display engines are designed to scan a low power beam of colored light into the user's eye, the testing, manufacture, marketing and sale of these products involve an inherent risk that product liability claims will be asserted against us. Product liability claims or other claims related to our products, regardless of their outcome, could require us to spend significant time and money in litigation, divert management time and attention, require us to pay significant damages, harm our reputation or hinder commercial acceptance of our products. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products.

Our contracts and collaborative research and development agreements have long sales cycles, which make it difficult to plan our expenses and forecast our revenues.

Our contracts and collaborative research and development agreements have lengthy sales cycles that involve numerous steps including determination of a product application, exploring the technical feasibility of a proposed product, evaluating the costs of manufacturing a product or qualify a contract manufacturer for production. Our long sales cycle, which can last several years, makes it difficult to predict the quarter in which contract signing and revenue recognition will occur. Delays in entering into contracts and collaborative research and development agreements could cause significant variability in our revenues and operating results for any particular quarterly period.

Our contracts and collaborative research and development agreements may not lead to any product or to any products that will be profitable.

Our contracts and collaborative research and development agreements, including without limitation those discussed in this document, are exploratory in nature and are intended to develop new types of products for new applications. These efforts may prove unsuccessful and these relationships may not result in the development of any product or any products that will be profitable.

If we lose our rights under our third-party technology licenses, our operations could be adversely affected.

Our business depends in part on technology rights licensed from third parties. We could lose our exclusivity or other rights to use the technology under our licenses if we fail to comply with the terms and performance requirements of the licenses. In addition, certain licensors may terminate a license upon our breach and have the right to consent to sublicense arrangements. If we were to lose our rights under any of these licenses, or if we were unable to obtain required consent to future sublicenses, we could lose a competitive advantage in the market, and may even lose the ability to commercialize certain products completely. Either of these results could substantially decrease our revenues.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We currently lease approximately 23,900 square feet of combined use office, laboratory and manufacturing space at our corporate headquarters in Redmond, Washington. The 65 month lease expires in January 2019.

ITEM 3. LEGAL PROCEEDINGS

On March 31, 2014, Asia Optical Co., Inc., a supplier pursuant to an agreement entered into in 2008, filed a complaint for arbitration with the American Arbitration Association claiming that we ordered products from them and failed to take delivery of and pay for such products. The relief sought in the complaint is $3.6 million plus attorneys' fees, interest and arbitration costs. We contest the claim and are defending against it. An adverse outcome of these proceedings could materially and adversely affect our financial condition. At this stage, we cannot predict the likelihood of an unfavorable outcome or the range of potential loss.

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

Alexander Tokman, age 53, has served as President, Chief Executive Officer and a director of MicroVision since January 2006. Mr. Tokman served as MicroVision's President and Chief Operating Officer from July 2005 to January 2006. Mr. Tokman, a former GE executive, joined MicroVision after a 10-year tenure at GE Healthcare, a subsidiary of General Electric, where he led several global businesses, most recently as General Manager of its Global Molecular Imaging and Radiopharmacy multi-technology business unit from 2003 to 2005. Prior to that, between 1995 and 2003, Mr. Tokman served in various cross-functional and cross-business leadership roles at GE where he led the definition and commercialization of several medical modalities product segments including PET/CT, which added over $500 million of revenue growth to the company within the first three years of its commercial introduction. Mr. Tokman is a certified Six Sigma and Design for Six Sigma (DFSS) Black Belt and Master Black Belt and as one of GE's Six Sigma pioneers, he drove the quality culture change across GE Healthcare in the late 1990s. From November 1989 to March 1995 Mr. Tokman served as new technologies programs lead and a head of I&RD office at Tracor Applied Sciences a subsidiary of then Tracor, Inc. Mr. Tokman has both an M.S. and B.S. in Electrical Engineering from the University of Massachusetts, Dartmouth.

Stephen Holt, age 52, joined MicroVision in April 2013 as Chief Financial Officer. Prior to MicroVision, from May 2007 to May 2012, he served as Chief Financial Officer of PixelOptics, where he played a lead role in bringing the company's first electronic focusing eyewear product to market. At this venture capital-backed start-up, Mr. Holt raised capital and negotiated strategic partner agreements to license technology in addition to implementing policies and procedures to create an infrastructure capable of supporting rapid growth while maintaining a strong internal control environment. From March 2006 to April 2007, he was the Chief Financial Officer of Interstate Distributors, a trucking and transportation services company. From December 2003 to March 2006, he was the Chief Financial Officer of a group of companies consisting of Activelight, Boxlight, Cinelight and Projector Wholesale Supply. These companies were value added resellers and distributors of audio-visual and projection equipment. Mr. Holt, a Certified Management Accountant, holds a Bachelor of Science from California State University, Chico and an M.B.A. from Santa Clara University.

David Westgor, age 61, was appointed Vice President, General Counsel and Secretary in November 2013 after serving as General Counsel since December 2012 and Deputy General Counsel since June 2007. In his current role, Mr. Westgor oversees the legal department, advises the Board of Directors and executive team on corporate governance matters and provides support for the company's business activities. Before joining MicroVision, Mr. Westgor was Senior Counsel at Medtronic Physio-Control where he had primary responsibility for the legal affairs of its medical and informatics business units. Mr. Westgor graduated from Loyola Law School and practiced in the Los Angeles office of Pillsbury Winthrop. He moved to the Seattle area to become in-house counsel at a broadband telecommunications company. Mr. Westgor also has a Master of Fine Arts degree from the Art Institute of Chicago and a B.A. from St. Olaf College.

Dale Zimmerman, age 55, has served as Vice President of Research and Development since June 2012 and Director of Systems Engineering of MicroVision from June 2011 to May 2012. Prior to MicroVision, from February 2006 to December 2008 he served as Vice President of Product Strategy of Silicon Image, a company specializing in high speed serial interface solutions for HDTV, PC and storage products. From 1996 to 2006, he served as General Manager of DLP TV for Texas Instruments where he played an important role in launching the first conference room projectors, home theater projectors, and HDTVs. His teams received many awards including 3 Emmys and CES Innovation Best of Show. He received B.S. and M.S. degrees in electrical and electronics engineering from Massachusetts Institute of Technology (MIT) and a second M.S. in electrical engineering in 2011 from Stanford University.

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

As of March 11, 2015, there were approximately 108 holders of record of 44,776,000 shares of common stock outstanding. As many of our shares of common stock are held by brokerages and institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

	Common Stock
Quarter Ended	HIGH	LOW
2013
March 31, 2013	$2.28	$1.52
June 30, 2013	3.49	1.58
September 30, 2013	2.71	1.70
December 31, 2013	1.84	1.03

2014
March 31, 2014	$3.38	$1.12
June 30, 2014	2.36	1.49
September 30, 2014	2.43	1.75
December 31, 2014	2.04	1.59

2015
January 1, 2015 to March 11, 2015	$2.75	$1.72

ITEM 6. SELECTED FINANCIAL DATA

A summary of selected financial data as of and for the five years ended December 31, 2014 is set forth below. It should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. A 1:8 reverse stock split of MicroVision's common stock became effective on February 17, 2012. All of the share and per share amounts discussed and shown in the statements and tables below have been adjusted to reflect the reverse stock split.

	YEARS ENDED DECEMBER 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$3,485	$5,852	$8,365	$5,617	$4,740
Net loss available for common shareholders	(18,120)	(13,178)	(22,693)	(35,808)	(47,460)
Basic and diluted net loss per share	(0.44)	(0.47)	(1.05)	(2.57)	(4.17)
Weighted average shares outstanding basic and diluted	41,599	28,025	21,595	13,919	11,379
Balance Sheet Data:
Cash and cash equivalents	$8,349	$5,375	$6,850	$13,075	$19,413
Investments available-for-sale	-	-	-	-	13
Working capital (deficit)	5,040	(3,878)	1,831	5,913	15,618
Total assets	11,945	8,447	12,938	23,870	35,233
Long-term liabilities	488	481	20	326	1,394
Total shareholders' equity (deficit)	6,872	(1,696)	5,054	10,802	21,833

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are developing our proprietary PicoP® display technology which can be used by our customers to create high-resolution miniature laser display and imaging engines. Our PicoP display technology uses our widely patented expertise in two dimensional Micro-Electrical Mechanical Systems (MEMS), lasers, optics, and electronics to create a high quality video or still image from a small form factor device with lower power needs than conventional display technologies. Our ingredient brand strategy is to develop and supply PicoP display technology directly or through licensing arrangements to original device manufacturers (ODMs) and original equipment manufacturers (OEMs) in various market segments, including consumer electronics and automotive, for integration into their products.

Our development efforts are focused on improving the performance of display engines through the improvement of the optical system, drive electronics hardware and software design, and the performance of various components of the display engine. We also provide engineering support to our customers as they prepare to manufacture display engines as well as provide support to ODMs and OEMs during the integration and optimization of PicoP display technology for specific products.

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

PicoP display technology could also be combined with other components and systems to be embedded into a vehicle or integrated into a portable standalone head-up display (HUD). HUD technology allows for important information, such as safety warnings or navigation instructions, to be projected in the driver's field of vision where the information can be accessed without taking their eyes off the road.

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

We have incurred substantial losses since inception and expect to incur a substantial loss during the fiscal year ending December 31, 2015.

Key Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that materially affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We evaluate our estimates on a continuous basis. We base our estimates on historical data, terms of existing contracts, our evaluation of trends in the display and image capture industries, information provided by our current and prospective customers and strategic partners, information available from other outside sources, and on various other assumptions we believe to be reasonable under the circumstances. The results form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following key accounting policies require significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. We generate revenue from many sources and activities. To date, our sources can be classified as development revenue, product revenue, or contract revenue.

Development revenue

We evaluate the performance criteria and terms of our collaborative research and development agreements to determine whether revenue should be recognized under a performance-based method or milestone method. Significant items covered in our evaluation include the following:

  the nature of our obligation under the agreement,
  whether provisions leading to variable revenues exist,
  whether any payments are refundable,
  whether the deliverables should be treated as a single unit of accounting or separated into multiple units, whether substantive milestones exist,
  whether milestone payments are commensurate with either our level of effort or the increase in value of the customer's rights, and whether a licensing agreement exists.

We recognize development revenue as work progresses on an agreement and as our customer accepts the deliverables using a proportional method based on the lesser of the cumulative proportion of total estimated costs to be incurred under the agreement or the cash payments received plus outstanding billings for work accepted by the customer. Since our collaborative agreements generally require some level of technology development, the actual costs required to complete a contract could vary from our estimates. The proportional revenue recognition method we use for collaborative research and development agreements includes adjustments for revisions to estimated total agreement costs. Each period, we evaluate total estimated costs for each agreement. Any amendments to the estimated costs are recognized in the period in which the facts become known. Any related costs for work performed under collaborative research and development agreements are expensed in the accounting period incurred and included in the Statement of Operations in research and development expense.

Product revenue

Product sales generally include acceptance provisions. We recognize product revenue upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. Provisions are made for warranties at the time revenue is recognized. Our quarterly revenue may vary substantially due to the timing of product orders from customers, production constraints and availability of components and raw materials.

Contract revenue

We recognize contract revenue on the sale of prototype units and evaluation kits upon acceptance of the deliverables by the customer or expiration of the contractual acceptance period, after which there are no rights of return.

We recognize contract revenue on long-term, cost plus fixed fee, and fixed price contracts using the percentage-of-completion method. Under the percentage-of-completion method, revenue is recognized as work progresses on the contract. Our analysis of these contracts also contemplates whether contracts should be combined or segmented. We combine closely related contracts when all the applicable criteria under GAAP are met. The combination of two or more contracts requires judgment in determining whether the intent of entering into the contracts was effectively to enter into a single project, which should be combined to reflect an overall profit rate. Similarly, we may segment a project, which may consist of a single contract or group of contracts, with varying rates of profitability, only if the applicable criteria under GAAP are met. Judgment also is involved in determining whether a single contract or group of contracts may be segmented based on how the arrangement was negotiated and the performance criteria. The decision to combine a group of contracts or segment a contract could change the amount of revenue and gross profit recorded in a given period. The percentage-of-completion method relies on estimates of total expected contract revenue and costs. We have developed processes that allow us to make prudent estimates of the cost to complete a contract. When work begins on a contract, and at the end of each accounting period, we estimate the labor, material and other costs required to complete the contract using data provided by our technical team, project managers, vendors, outside consultants and others and compare these to costs incurred to date. Recognized revenues are subject to amendments for actual costs incurred. Amendments to revenue estimates are recognized in the period in which the facts become known. Historically, we have made only immaterial amendments to estimates to complete the contract at each reporting period. In the future, amendments to estimates could significantly impact recognized revenue in any one reporting period. If we are unable to estimate costs on a contract, revenue is recognized using the completed-contract method. Under the completed-contract method, revenue and contract costs are deferred and both are recognized when all deliverables are completed.

We establish an allowance for estimated losses if the estimated cost to complete a contract exceeds the remaining contract value. The entire estimated loss is recognized in the period in which the loss becomes known. We determine the estimated cost to complete a contract through a detailed review of the work to be completed, the resources available to complete the work and the technical difficulty of the remaining work. If amendments to estimated costs to complete the contract are higher than the total contract revenue, the entire contract loss will be recognized. The actual cost to complete a contract can vary significantly from the estimated cost, due to a variety of factors including availability of technical staff, availability of materials and technical difficulties that arise during the course of a project.

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

Our overhead, which includes the costs of procuring, inspecting and storing material, and facility and depreciation costs, is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the level of effort supporting production, contract work, or research and development activity.

Intangible Assets. Our intangible assets consist exclusively of purchased patents. The patents are amortized using the straight-line method over their estimated period of benefit, ranging from one to 17 years. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. We compare the projected undiscounted net cash flows associated with the related intangible assets or group of assets over their remaining lives against their respective carrying amounts. Measurement of an impairment loss for our intangible assets is based on the difference between the fair value of the asset and its carrying value.

Inventory. We value inventory at the lower of cost or market with cost determined on a net-realizable value basis. We make prudent judgments and estimates to value our inventory and make adjustments to its carrying value. We review several factors in determining the market value of our inventory including evaluating the replacement cost of the raw materials, the net realizable value of the finished goods, and the likelihood of obsolescence. If we do not achieve our targeted sales prices, if market conditions for our components or products were to decline or if we do not achieve our sales forecast, additional reductions in the carrying value of the inventory would be required.

Warrant liability. In combination with our registered direct offerings of common stock in May and September 2013, we issued warrants to purchase common stock. Based on the terms in the conditional exchange provision of the warrants issued, we made the determination to classify the warrants as a liability given that the exchange provision could result in the issuance of a variable number of shares of common stock. At each balance sheet date that the warrants were outstanding, we evaluated the fair value of the warrants and any change in value was recorded as a non-operating gain or loss on the statement of operations. Due to the conditional exchange provision of the warrants, the determination of the fair value of the warrant liability varied depending on our common stock price. Because the price of our common stock was less than the exercise price of the warrant, we calculated the fair value of the warrant liability as the fair value of the common stock that would have been required to be issued to settle the exchange provision of the warrant. When the exchange provision was exercised by the holder, we recognized a gain or loss on the exchange based on the fair market value of the common stock issued by us to the holder to satisfy the exchange provision.

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

Results of Operations

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

Development Revenue.

		% of		% of
		development		development
	2014	revenue	2013	revenue	$ change	% change
(in thousands)
Development revenue	$1,691	100.0	$2,909	100.0	$(1,218)	(41.9)

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

In March 2013, we entered into a $4.6 million collaborative research and development agreement with a prominent electronics company to incorporate our PicoP® display technology into a display module that could enable a variety of new products. As of September 30, 2014, we had completed all deliverables and obligations under the collaborative research and development agreement and had recognized the full contract value of $4.6 million. Based on the terms of this agreement, we recognized development revenue as work progressed on the agreement and as our customer accepted the deliverables using a proportional method based on the lesser of the cumulative proportion of total estimated costs to be incurred under the agreement versus the cash payments received plus outstanding billings for work accepted by the customer.

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

Our backlog of collaborative research and development agreements at December 31, 2014 was zero compared to $1.7 million at December 31, 2013.

Product Revenue.
		% of		% of
		product		product
	2014	revenue	2013	revenue	$ change	% change
(in thousands)
Product revenue	$392	100.0	$2,341	100.0	$(1,949)	(83.3)

Product revenue primarily includes sales of components under our ingredient brand business model. Product revenue during the year ended December 31, 2013 primarily included sales of components to a former customer.

Product revenue was lower during the year ended December 31, 2014 than the same period in 2013 as a result of lower component sales. The backlog of product orders at December 31, 2014 was approximately $3.6 million compared to $147,000 at December 31, 2013. The product backlog is scheduled for delivery within one year.

Contract Revenue.

		% of		% of
		contract		contract
	2014	revenue	2013	revenue	$ change	% change
(in thousands)
Contract revenue	$1,402	100.0	$602	100.0	$800	132.9

We earn contract revenue from the sale of prototype units and evaluation kits based on our PicoP display technology and development contracts. Our contract revenue in a particular period is dependent upon when we enter into a contract, the value of the contracts, and the availability of technical resources to perform work on the contracts. Our contract revenue from sales of prototype units and evaluation kits may vary substantially due to the timing of orders from customers and potential constraints on resources. We recognize contract revenue upon acceptance of the deliverables by the customer or expiration of the contractual acceptance period, after which there are no rights of return.

The increase in contract revenue during the year ended December 31, 2014 was primarily the result of the delivery of customized PicoP® display modules to a worldwide logistics company during the third quarter of 2014.

Our contract backlog, including orders for prototype units and evaluation kits, at December 31, 2014 was $1.5 million compared to $285,000 at December 31, 2013, all of which is scheduled for completion during the next twelve months.

Cost of Product Revenue.

		% of		% of
		product		product
	2014	revenue	2013	revenue	$ change	% change
(in thousands)
Cost of product revenue	$228	58.2	$1,518	64.8	$(1,290)	(85.0)

Cost of product revenue includes the direct and allocated indirect cost of manufacturing products sold to customers. Direct costs include labor, materials and other costs incurred directly in the manufacture of these products. Indirect costs include labor, manufacturing overhead, and other costs associated with operating our manufacturing capabilities and capacity. Manufacturing overhead includes the cost of procuring, inspecting and storing material, and facility and depreciation costs, and is allocated to cost of product revenue based on the proportion of direct material purchased to support production.

The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of manufacturing overhead expense and the volume of direct material purchased. Cost of product revenue was lower during the year ended December 31, 2014 than the same period in 2013 primarily because of reduced product sales.

Cost of Contract Revenue.

		% of		% of
		contract		contract
	2014	revenue	2013	revenue	$ change	% change
(in thousands)
Cost of contract revenue	$816	58.2	$283	47.0	$533	188.3

Cost of contract revenue includes both the direct and allocated indirect costs of producing prototype units, evaluation kits and test equipment and performing on development contracts. Direct costs include labor, materials and other costs incurred directly in producing prototype units and evaluation kits or performing on a contract. Indirect costs include labor and other costs associated with operating our research and development department and building our technical capabilities and capacity. Cost of contract revenue is determined by the level of direct and indirect costs incurred, which can fluctuate substantially from period to period.

The increase in cost of contract revenue during 2014, compared to 2013, was primarily the result of higher direct costs related to the delivery of customized PicoP display modules to a worldwide logistics company during the third quarter.

The cost of revenue as a percentage of revenue can fluctuate significantly from period to period, depending on the contract cost mix and the levels of direct and indirect costs incurred.

Research and Development Expense.

	2014	2013	$ change	% change
(in thousands)
Research and development	$9,067	$10,544	$(1,477)	(14.0)

Research and development expense consists of compensation related costs of employees and contractors engaged in internal research and product development activities, direct material to support development programs, laboratory operations, outsourced development and processing work, and other operating expenses. Research and development expense includes costs associated with our work under collaborative research and development arrangements. We assign our research and development resources based on the business opportunity of the available projects, the skill mix of the resources available and the contractual commitments we have made to customers.

The decrease in research and development expense during 2014, compared to 2013, is primarily attributable to lower purchased labor and reduced non-cash compensation expense.

We believe that a substantial level of continuing research and development expense will be required to further develop our technology. Accordingly, we anticipate our level of research and development spending will continue to be substantial.

Sales, Marketing, General and Administrative Expense.

	2014	2013	$ change	% change
(in thousands)
Sales, marketing, general and administrative	$7,005	$8,757	$(1,752)	(20.0)

Sales, marketing, general and administrative expense includes compensation and support costs incurred for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The decrease in sales, marketing, general and administrative expense during 2014, compared to 2013, is primarily due to decreased payroll costs, lower depreciation expense and reduced non-cash compensation expense.

Gain on sale of previously reserved inventory.

	2014	2013	$ change	% change
(in thousands)
Gain on sale of previously reserved inventory	$(463)	$(156)	$(307)	196.8

Gain on sale of previously reserved inventory includes the sales of excess component inventory for discontinued products and was fully reserved in prior periods. The increase during 2014, compared to 2013, is due to increased sales volume of previously reserved excess component inventory.

Gain (Loss) on warrant exchange.
	2014	2013	$ change	% change
(in thousands)
Gain (loss) on warrant exchange	$(4,967)	$1,900	$(6,867)	(361.4)

Based on the terms of the warrants we issued in May and September, 2013, we determined to classify the warrants as a liability given that the warrants could result in the issuance of a variable number of shares of common stock based on a conditional exchange provision. At each balance sheet date, we evaluated the fair value of the warrants and any change in value was recorded as a non-operating gain or loss on the statement of operations. During the year ended December 31, 2013, we recorded non-operating gains of $1.9 million related to the change in value of the warrants.

In February 2014, we issued 3,713,309 shares of our common stock under the exchange provisions of the warrants issued in our May and September 2013 registered direct offerings. During the year ended December 31, 2014, we recorded a loss of $5.0 million on the exchange as the fair market value of the common stock issued was greater than the obligation recorded due to an increase in our stock price from December 31, 2013 to the date the warrants were exchanged.

Other Income and Expense.

	2014	2013	$ change	% change
(in thousands)
Other income and expense	$15	$16	$(1)	(6.3)

The decrease in other income and expense was primarily from lower interest expense in 2014 compared to 2013.

Income Taxes.

No provision for income taxes has been recorded because we have experienced net losses from inception through December 31, 2014. At December 31, 2014, we had net operating loss carry-forwards of approximately $341.5 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $6.5 million. The net operating loss carry-forwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2018 to 2034 if not previously used. In addition to the tax benefits above, we have $1.2 million of capital loss carry-forwards that are scheduled to expire between 2015 and 2017. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our shareholders during any three-year period would result in a limitation on our ability to use a portion of our net operating loss carry-forwards.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. We did not have any unrecognized tax benefits at December 31, 2014 or at December 31, 2013.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues and product sales. At December 31, 2014, we had $8.3 million in cash and cash equivalents.

Based on our current operating plan, and including the $8.0 million payment received under a licensing agreement that was executed with our customer in March 2015, we anticipate that we have sufficient cash and cash equivalents to fund our operations through December 2015. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through sales and licensing activities and/or the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing our planned investment in development projects resulting in reductions in staff, operating costs, capital expenditures and investments in research and development.

We have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2014 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These financial statements are prepared assuming we will continue as a going concern.

Cash used in operating activities totaled $13.0 million during 2014, compared to $12.7 million during 2013. Cash used in operating activities resulted primarily from cash used to fund our net loss, after adjusting for non-cash charges such as realized gains and losses on warrant exchange, stock-based compensation, depreciation and amortization charges and changes in operating assets and liabilities.

Investing Activities

Cash used in investing activities totaled $173,000 in 2014 compared to $340,000 in 2013. Purchases of property and equipment during 2014 totaled $207,000 compared to $375,000 during 2013.

Financing Activities

Cash provided by financing activities totaled $16.1 million in 2014, compared to $11.5 million in 2013. The following is a list of our financing activities during 2014 and 2013.

  In June 2014, we entered into an At-the-Market (ATM) equity agreement with Meyers Associates, L.P. Under the agreement we may from time to time, at our discretion offer and sell shares of our common stock having an aggregate value of up to $4.5 million. As of December 31, 2014 we have received proceeds of approximately $3.5 million before issuance costs of approximately $175,000 from the sale of 1.7 million shares of our common stock.
  In March 2014, we raised $13.9 million before issuance costs of approximately $1.0 million through an underwritten offering of 7.2 million shares of our common stock and warrants to purchase 2.1 million shares of our common stock. Each unit was sold to investors for $1.94 and consisted one share of common stock and one warrant to purchase 0.3 shares of common stock. The warrants have an exercise price of $2.47 per share and expire on the fifth anniversary of the date of issuance.
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

Our ability to raise capital will depend on numerous factors, including the following:

  market acceptance of products based on PicoP display technology, changes in evaluations and recommendations by any securities analysts following our stock or our industry generally, announcements by other companies in our industry,
  changes in business or regulatory conditions,
  announcements or implementation by our competitors of technological innovations or new products;
  the status of particular development programs and the timing of performance under specific development agreements, economic and stock market conditions,
  the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, our ability to establish cooperative development, joint venture and licensing arrangements, or other factors unrelated to our company or industry.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of December 31, 2014, all of our total cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risks is not material.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of December 31, 2014, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

The values of cash and cash equivalents as of December 31, 2014, are as follows:

	Amount	Percent
Cash and cash equivalents	$8,349	100%
Less than one year	-	-
	$8,349	100%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
MicroVision, Inc.

We have audited the accompanying consolidated balance sheets of MicroVision, Inc. (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MicroVision, Inc. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MicroVision, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ Moss Adams LLP

Seattle, Washington
March 13, 2015

MicroVision, Inc.
Consolidated Balance Sheets (in thousands, except per share information)

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$8,349	$5,375
Accounts receivable, net of allowances of $52 and $373	669	24
Inventory	116	49
Other current assets	491	336
Total current assets	9,625	5,784

Property and equipment, net	894	1,065
Restricted cash	435	435
Intangible assets	973	1,145
Other assets	18	18
Total assets	$11,945	$8,447

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$1,626	$1,610
Accrued liabilities	2,729	2,470
Billings on uncompleted contracts in excess of related costs	230	680
Warrant liability	-	4,902
Total current liabilities	4,585	9,662

Deferred rent, net of current portion	488	481

Total liabilities	5,073	10,143

Commitments and contingencies (Note 11)

Shareholders' Equity (Deficit)
Preferred stock, par value $.001; 25,000 shares authorized; 0 and
0 shares issued and outstanding	-	-
Common stock, par value $.001; 100,000 shares authorized; 44,758 and 32,069 shares issued and outstanding at December 31, 2014
and 2013, respectively	45	32
Additional paid-in capital	475,656	448,981
Accumulated deficit	(468,829)	(450,709)
Total shareholders' equity (deficit)	6,872	(1,696)
Total liabilities and shareholders' equity (deficit)	$11,945	$8,447

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Operations (in thousands, except per share information)

	Years Ended December 31,
	2014	2013
Development revenue	$1,691	$2,909
Product revenue	392	2,341
Contract revenue	1,402	602
Total revenue	3,485	5,852

Cost of product revenue	228	1,518
Cost of contract revenue	816	283
Total cost of revenue	1,044	1,801
Gross margin	2,441	4,051

Research and development expense	9,067	10,544
Sales, marketing, general and administrative expense	7,005	8,757
Gain on sale of previously reserved inventory	(463)	(156)
Total operating expenses	15,609	19,145
Loss from operations	(13,168)	(15,094)

Gain (loss) on warrant exchange	(4,967)	1,900
Other income, net	15	16
Net loss	$(18,120)	$(13,178)

Net loss per share basic and diluted	$(0.44)	$(0.47)

Weighted-average shares outstanding basic and diluted	41,599	28,025

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Shareholders' Equity (in thousands)

	Shareholders' Equity (Deficit)

	Common Stock		Additional		Total
		Par	paid-in	Accumulated	Shareholders'
	Shares	value	capital	deficit	equity (deficit)
Balance at December 31, 2012	25,237	$25	$442,560	$(437,531)	$5,054
Share-based compensation expense	323	-	1,589	-	1,589
Exercise of options	23	-	41	-	41
Sales of common stock and warrants	6,128	7	4,255	-	4,262
Exchange of warrants	358	-	536	-	536
Net loss	-	-	-	(13,178)	(13,178)
Balance at December 31, 2013	32,069	32	448,981	(450,709)	(1,696)
Share-based compensation expense	105	-	705	-	705
Sales of common stock and warrants	8,871	9	16,105	-	16,114
Exchange of warrants	3,713	4	9,865	-	9,869
Net loss	-	-	-	(18,120)	(18,120)
Balance at December 31, 2014	44,758	$45	$475,656	$(468,829)	$6,872

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Cash Flows (in thousands)

	Years Ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(18,120)	$(13,178)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	414	923
Amortization of intangible assets	132	158
Impairment of intangible assets	40	277
Non-cash share-based compensation	713	1,606
(Gain) loss on warrant exchange	4,967	(1,900)
Inventory write-downs	42	303
Other non-cash adjustments	(91)	(66)
Change in:
Accounts receivable	(645)	1,091
Inventory	(109)	145
Other current and non-current assets	(155)	884
Accounts payable	(25)	(1,486)
Accrued liabilities	335	(1,387)
Deferred revenue	-	(609)
Billings on uncompleted contracts in excess of related costs	(450)	582
Net cash used in operating activities	(12,952)	(12,657)

Cash flows from investing activities
Proceeds on sale of property and equipment	34	35
Purchases of property and equipment	(207)	(375)
Net cash used in investing activities	(173)	(340)

Cash flows from financing activities
Principal payments under capital leases and long-term debt	(15)	(120)
Net proceeds from issuance of common stock and warrants	16,114	11,642
Net cash provided by financing activities	16,099	11,522

Net increase (decrease) in cash and cash equivalents	2,974	(1,475)
Cash and cash equivalents at beginning of period	5,375	6,850
Cash and cash equivalents at end of period	$8,349	$5,375

Supplemental disclosure of cash flow information
Cash paid for interest	$3	$12

Supplemental schedule of non-cash investing and financing activities

Non-cash additions to property and equipment	$101	$407

Issuance of common stock for exchange of warrants	$9,869	$536

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Notes to Consolidated Financial Statements

1. The Company and liquidity

MicroVision, Inc. (the "Company") is developing its proprietary PicoP® display technology which can be used by our customers to create high-resolution miniature laser display and imaging engines. Our PicoP display technology uses our widely patented expertise in two dimensional Micro-Electrical Mechanical Systems (MEMS), lasers, optics, and electronics to create a high quality video or still image from a small form factor device with lower power needs than conventional display technologies. Our ingredient brand strategy is to develop and supply PicoP display technology directly or through licensing arrangements to original device manufacturers (ODMs) and original equipment manufacturers (OEMs) in various market segments, including consumer electronics and automotive, for integration into their products.

Based on our current operating plan, and including the $8.0 million payment received under a licensing agreement that was executed with our customer in March 2015, we anticipate that we have sufficient cash and cash equivalents to fund our operations through December 2015. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through sales and licensing activities and/or the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing our planned investment in development projects resulting in reductions in staff, operating costs, capital expenditures and investments in research and development.

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

We have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2014 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These consolidated financial statements are prepared assuming the Company will continue as a going concern.

2. Summary of significant accounting policies

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. We have identified the following areas where prudent estimates and assumptions have been made in preparing the financial statements: revenue recognition, valuation of share-based payments, and impairment assessment.

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

Level 1 - Observable inputs such as quoted prices in active markets for identical assets or liabilities,

Level 2 - Observable inputs such as quoted prices for similar assets or liabilities in markets that are not sufficiently active to qualify as Level 1 or, other inputs that are derived principally from or corroborated by observable market data by correlation or other means, and

Level 3 - Unobservable inputs for which there is little or no market data, which requires us to develop our own assumptions, which are significant to the measurement of the fair values.

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, long-term debt and warrant liabilities. Excluding the long term debt and warrant liabilities, the carrying value of our financial instruments approximates fair value due to their short maturities. The carrying amount of long-term debt at December 31, 2013 was not materially different from the fair value based on rates available for similar types of arrangements. In combination with our registered direct offerings of common stock in May and September 2013, we issued warrants to purchase common stock. Based on the terms in the conditional exchange provision of the warrants issued, we made the determination to classify the warrants as a liability given that the exchange provision could result in the issuance of a variable number of shares of common stock. At each balance sheet date that the warrants were outstanding, we evaluated the warrant liability and any change in value was recorded as a non-operating gain or loss on the statement of operations. Due to the exchange provision of the warrants, the determination of the fair value of the warrant liability varied depending on our common stock price. Because the price of our common stock was less than the exercise price of the warrant, we calculated the fair value of the warrant liability as the fair value of the common stock that would have been required to be issued to settle the exchange provision of the warrant.

There were no assets or liabilities measured at fair value using level 2 or 3 valuation inputs as of December 31, 2014.

The valuation inputs hierarchy classification for the warrant liability measured at fair value on a recurring basis is summarized below as of December 31, 2013.

As of December 31, 2013:	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$-	$4,902,000	$-	$4,902,000
	$-	$4,902,000	$-	$4,902,000

Our cash equivalents are comprised of money market savings accounts and equity securities. We classify investment securities available-for-sale purchased with 90 days or less remaining until contractual maturity as cash equivalents.

Intangible assets
Our intangible assets consist exclusively of purchased patents. The patents are amortized using the straight-line method over their estimated period of benefit, ranging from one to 17 years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of their carrying values to the projected undiscounted net cash flows associated with the related intangible assets or group of assets over their remaining lives. Measurement of an impairment loss for our intangible assets is based on the difference between the fair value of the asset and its carrying value.

Inventory
Inventory consists of raw materials and finished goods assemblies. Inventory is recorded at the lower of cost or market with cost determined on a net realizable value basis. We periodically assess the need to account for obsolescence of inventory and adjust the carrying value of inventory to its net realizable value when required. In addition, we reduce the value of our inventory to its estimated scrap value when we determine that it is not probable that the inventory will be consumed through normal production during the next twelve months.

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

Restricted cash
As of December 31, 2014 and 2013, restricted cash was in money market savings accounts and serve as collateral for $435,000 in irrevocable letters of credit. The restricted cash balance includes two letters of credit which are outstanding in connection with a lease agreement for our corporate headquarters building in Redmond, Washington. The balance is required over the term of the lease, which expires in January 2019.

Revenue recognition
We generate revenue from many sources and activities. To date, our sources can be classified as development revenue, product revenue, or contract revenue.

Development revenue
We evaluate the performance criteria and terms of our collaborative research and development agreements to determine whether revenue should be recognized under a performance-based method or milestone method. Significant items included in our evaluation are the following:

  the nature of our obligation under the agreement,
  whether provisions leading to variable revenues exist,
  whether any payments are refundable,
  whether the deliverables should be treated as one unit of accounting or separated into multiple units, whether substantive milestones exist,
  whether milestone payments are commensurate with either our level of effort or the increase in value of the customer's rights, and whether a licensing agreement exists.

We recognize development revenue as work progresses on an agreement and as our customer accepts the deliverables using a proportional method based on the lesser of the cumulative proportion of total planned costs to be incurred under the agreement or the cash payments received plus outstanding billings for work accepted by the customer. Since our collaborative agreements generally require some level of technology development, the actual costs required to complete a contract can vary from our estimates. The proportional revenue recognition method we use for collaborative research and development agreements includes adjustments for revisions to estimated total agreement costs. Each period, we evaluate total estimated costs for each agreement. Amendments to the estimated costs are recognized in the period in which the facts become known. The costs for work performed under collaborative research and development agreements are expensed in the periods incurred and included in the Statement of Operations in research and development expense.

Product revenue
Product revenue is recognized when there is sufficient evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Product revenue is recognized either upon expiration of the contractual acceptance period after which there are no rights of return, or net of estimated returns and allowances. Provisions are made for warranties at the time revenue is recognized.

Contract revenue
We recognize contract revenue on the sale of prototype units and evaluation kits upon acceptance of the deliverables by the customer or expiration of the contractual acceptance period, after which there are no rights of return.

We recognize contract revenue on long-term, cost plus fixed fee, and fixed price contracts using the percentage-of-completion method. Under the percentage-of-completion method, revenue is recognized as work progresses on the contract. Our analysis of these contracts also contemplates whether contracts should be combined or segmented. We combine closely related contracts when all the applicable criteria under GAAP are met. The combination of two or more contracts requires judgment in determining whether the intent of entering into the contracts was effectively to enter into a single project, which should be combined to reflect an overall profit rate. Similarly, we may segment a project, which may consist of a single contract or group of contracts, with varying rates of profitability, only if the applicable criteria under GAAP are met. Judgment also is involved in determining whether a single contract or group of contracts may be segmented based on how the arrangement was negotiated and the performance criteria. The decision to combine a group of contracts or segment a contract could change the amount of revenue and gross profit recorded in a given period. The percentage-of-completion method relies on estimates of total expected contract revenue and costs. We have developed processes that allow us to make prudent estimates of the cost to complete a contract. When work begins on a contract, and at the end of each accounting period, we estimate the labor, material and other costs required to complete the contract using data provided by our technical team, project managers, vendors, outside consultants and others and compare these to costs incurred to date. Recognized revenues are subject to amendments for actual costs incurred. Amendments to revenue estimates are recognized in the period in which the facts become known. Historically, we have made only immaterial amendments to estimates to complete the contract at each reporting period. In the future, amendments to estimates could significantly impact recognized revenue in any one reporting period. If we are unable to estimate costs on a contract, revenue is recognized using the completed-contract method. Under the completed-contract method, revenue and contract costs are deferred and both are recognized when all deliverables are completed.

We establish an allowance for estimated losses if the estimated cost to complete a contract exceeds the remaining contract value. The entire estimated loss is recognized in the period in which the loss becomes known. We determine the estimated cost to complete a contract through a detailed review of the work to be completed, the resources available to complete the work and the technical difficulty of the remaining work. If amendments to estimated costs to complete the contract are higher than the total contract revenue, the entire contract loss will be recognized. The actual cost to complete a contract can vary significantly from the estimated cost, due to a variety of factors including availability of technical staff, availability of materials and technical difficulties that arise during the course of a project.

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

Concentration of credit risk and sales to major customers

Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of December 31, 2014, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

Concentration of Sales to Major Customers
During 2014, two commercial customers accounted for 65% of our total revenue and one commercial customer accounted for 80% of our accounts receivable balance at December 31, 2014. During 2013, two commercial customers accounted for 86% of our total revenue.

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

As of December 31, 2014 and 2013, we excluded the following convertible securities from diluted net loss per share as the effect of including them would have been anti-dilutive. The shares shown represent the number of shares of common stock which would be issued upon conversion in the respective years.

	December 31,
	2014	2013
Options and private warrants	8,953,000	9,996,000
Nonvested equity shares	60,000	108,000
	9,013,000	10,104,000

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

Share-based compensation
We issue share-based compensation to employees in the form of options exercisable into our common stock and restricted or unrestricted shares of our common stock. We account for equity instruments issued to employees using the straight-line attribution method of allocating the fair value of share-based compensation expense over the requisite service period of the related award. The value of restricted or unrestricted shares is determined using the fair value method, which is based on the number of shares granted and the closing price of our common stock on the NASDAQ Global Market on the date of grant. The value of options is determined using the Black-Scholes option pricing model with estimates of option lives, stock price volatility and interest rates, then expensed over the periods of service allowing for pre-vest forfeitures. Changes in the estimated inputs or using other option valuation methods could result in materially different option values and share-based compensation expense. The following table shows the amount of share-based compensation expense included in each line item of the statement of operations for each period shown:

	Year Ended December 31,
	2014	2013
Cost of product revenue	$-	$1,000
Cost of contract revenue	28,000	19,000
Research and development expense	34,000	466,000
Sales, marketing, general and administrative expense	651,000	1,120,000
	$713,000	$1,606,000

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

3. Long-term contracts

In October 2014, we entered into a $1.5 million agreement for display module support services as part of the production readiness and commercialization of our PicoP® display technology into products being developed by a prominent electronics company. Based on the terms of this agreement, we will recognize contract revenue under the completed-contract method.

In March 2013, we entered into a $4.6 million collaborative research and development agreement with a prominent electronics company to incorporate our PicoP® display technology into a display module that would enable a variety of new products. As of September 30, 2014, we had completed all deliverables and obligations under the collaborative research and development agreement and have recognized the full contract value of $4.6 million.

The following table summarizes the costs incurred on our collaborative research and development agreements and revenue contracts (in thousands):

	December 31,
	2014	2013
Costs and estimated earnings incurred on uncompleted contracts	$314	$2,909
Billings on uncompleted contracts	(544)	(3,589)
	$(230)	$(680)

Included in accompanying consolidated balance sheets under the following captions:
Billings on uncompleted contracts in excess of
related costs	$(230)	$(680)
	$(230)	$(680)

4. Inventory

Inventory consists of the following:

	December 31,
	2014	2013
Raw materials	$42,000	$23,000
Finished goods	74,000	26,000
	$116,000	$49,000

The inventory at December 31, 2014 and 2013 consisted of raw materials and finished goods assemblies. Inventory is stated at the lower of cost or market. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, we reduce the value of our inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through the normal course of business during the next twelve months. In 2014 and 2013, we recorded inventory write-downs of $42,000 and $303,000, respectively. At December 31, 2014 and 2013, we have aggregate write-downs recorded of $6,927,000 and $7,964,000, respectively, offsetting inventory on hand deemed to be obsolete or scrap inventory.

5. Accrued liabilities

Accrued liabilities consist of the following:

	December 31,
	2014	2013
Bonuses	$889,000	$725,000
Payroll and payroll taxes	322,000	375,000
Compensated absences	336,000	315,000
Deferred rent credit	134,000	99,000
Warranty	35,000	32,000
Adverse purchase commitments	500,000	500,000
Professional fees	78,000	76,000
Other	435,000	348,000
	$2,729,000	$2,470,000

6. Property and equipment, net

Property and equipment consists of the following:

	December 31,
	2014	2013
Production equipment	$3,078,000	$2,943,000
Leasehold improvements	494,000	502,000
Computer hardware and software/lab equipment	4,486,000	4,373,000
Office furniture and equipment	1,087,000	1,100,000
	9,145,000	8,918,000
Less: Accumulated depreciation	(8,251,000)	(7,853,000)
	$894,000	$1,065,000

Depreciation expense was $414,000 and $923,000 in 2014 and 2013, respectively.

The capital leases are collateralized by the related assets financed and by security deposits held by the lessors under the lease agreements. The cost and accumulated depreciation of equipment under capital leases was $704,000 and $704,000, respectively, at December 31, 2014 and 2013.

7. Intangible assets

Our intangible assets consist exclusively of technology-based purchased patents. The patents are amortized using the straight-line method over their estimated period of benefit, ranging from one to 17 years. The gross value of our intangible assets was $1.6 million as of December 31, 2014 and 2013. Amortization expense was $132,000 and $158,000 in 2014 and 2013, respectively. In 2014, we recorded an impairment amounting to $40,000 on 5 patents that were abandoned in prosecution. In 2013, we recorded an impairment amounting to $277,000 on 42 patents that were abandoned in prosecution.

The following table outlines the estimated future amortization expense related to intangible assets held at December 31, 2014:

Year ended December 31,	Amount
2015	$128,000
2016	127,000
2017	116,000
2018	115,000
2019	115,000
Thereafter	372,000
Total	$973,000

8. Common stock

In June 2014, we entered into an At-the-Market (ATM) equity agreement with Meyers Associates, L.P. Under the agreement we may from time to time, at our discretion offer and sell shares of our common stock having an aggregate value of up to $4.5 million. As of December 31, 2014 we have received proceeds of approximately $3.5 million before issuance costs of approximately $175,000 from the sale of 1.7 million shares of our common stock.

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

In February 2014, we issued 3.7 million shares of our common stock under the exchange provisions of warrants issued in our May and September 2013 registered direct offerings. We recognized a loss of $5.0 million on the exchange as the fair market value of the common stock issued was greater than the obligation recorded due to an increase in our stock price since December 31, 2013. Details of the warrants are described below in Note 9.

9. Warrants

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

In combination with our registered direct offerings of common stock in May and September 2013, we issued warrants to purchase common stock. Based on the terms in the conditional exchange provision of the warrants issued, we made the determination to classify the warrants as a liability given that the exchange provision could result in the issuance of a variable number of shares of common stock. At each balance sheet date that the warrants were outstanding, we evaluated the fair value of the warrants and any change in value was recorded as a non- operating gain or loss on the statement of operations. Due to the conditional exchange provision of the warrants, the determination of the fair value of the warrant liability varied depending on our common stock price. If the price of our common stock was less than the exercise price of the warrant, we calculated the fair value of the warrant liability as the fair value of the common stock that would have been required to be issued to settle the exchange provision of the warrant. If the price of our common stock had been greater than the exercise price of the warrant, we would have used a binomial option pricing model to estimate the fair value of the warrant as the exchange provision provided per the agreement would have no longer been available to the holder.

In February 2014, we issued 3,713,309 shares of our common stock under the conditional exchange provision of the warrants. We did not receive additional cash consideration in the exchange transaction. We recorded a loss of $5.0 million during the year ended December 31, 2014 on the exchange, as the fair market value of the common stock issued was greater than the obligation recorded due to the increase in stock price from December 31, 2013 to the date the warrants were exchanged.

The following summarizes activity with respect to MicroVision common stock warrants during the two years ended December 31, 2014:

	Warrants to	Weighted
	purchase	average
	common	exercise
	shares	price
Outstanding at December 31, 2012	5,131,000	$7.28
Granted:
Exercise price less than intrinsic value	2,216,000	2.71
Exercise price greater than intrinsic value	1,855,000	2.44
Exercised	(358,000)	1.77
Canceled/expired	(753,000)	28.80
Outstanding at December 31, 2013	8,091,000	$3.07
Granted:
Exercise price less than intrinsic value	-	-
Exercise price greater than intrinsic value	2,148,000	2.47
Exercised	(3,713,000)	2.67
Canceled/expired	-	-
Outstanding at December 31, 2014	6,526,000	$3.08

Exercisable at December 31, 2014	6,526,000	$3.08

With the exception of common stock warrants that included the conditional exchange provision described above, we estimate the fair value of our common stock warrants using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2014: dividend yield of zero percent; expected volatility of 100%; risk-free interest rates of 1.6% and contractual lives of 5 years.

The following table summarizes information about our common stock warrants outstanding and exercisable at December 31, 2014:

	Warrants outstanding			Warrants exercisable
		Weighted
	Number	average	Weighted	Number	Weighted
	outstanding at	remaining	average	exercisable at	average
	December 31,	contractual	exercise	December 31,	exercise
Range of exercise prices	2014	life (years)	price	2014	price

$2.13	1,000,000	0.39	$2.13	1,000,000	$2.13
$2.24	2,100,000	2.47	2.24	2,100,000	2.24
$2.47	2,148,000	4.21	2.47	2,148,000	2.47
$6.24	1,278,000	1.88	6.24	1,278,000	6.24
$2.13-$6.24	6,526,000			6,526,000

10. Share-based compensation

We use the straight-line attribution method to allocate the fair value of share-based compensation awards over the requisite service period for each award. The valuation of and accounting for share-based awards includes a number of complex and subjective estimates. These estimates include, but are not limited to, the future volatility of our stock price, future stock option exercise behaviors, estimated employee turnover and award forfeiture rates. We recognized $713,000 in share-based compensation expense for the year ended December 31, 2014, which includes a benefit of $344,000 related to a forfeiture adjustment that was recorded as a result of actual forfeitures being higher than initially estimated.

Description of Incentive Plans

The Company currently has two share-based incentive plans - the 2013 Incentive Plan and the Independent Director Stock Option Plan.

The 2013 Incentive Plan has 5.6 million shares authorized, of which 1,548,000 shares were available for awards as of December 31, 2014. The Independent Director Stock Option Plan has 113,000 shares authorized, of which 51,000 are issued and outstanding as of December 31, 2014. In June 2008, we determined not to issue additional options from the Independent Director Stock Option Plan.

Options Valuation Methodology and Assumptions

We use the Black-Scholes option valuation model to determine the fair value of options granted and use the closing price of our common stock as the fair market value of our stock on that date.

We consider historical stock price volatilities, volatilities of similar companies and other factors in determining estimates of future volatilities.

We use historical lives, including post-termination exercise behavior, as the basis for estimating expected lives.

Risk free rates are based on the U.S. Treasury Yield Curve as published by the U.S. Treasury.

The following table summarizes the weighted-average valuation assumptions and weighted-average grant date fair value of options granted during the periods shown below:

	Year Ended December 31,
	2014	2013
Assumptions (weighted average)
Volatility	100%	96%
Expected term (in years)	4.0	4.1
Risk-free rate	1.3%	1.0%
Expected dividends	0.0%	0.0%
Pre-vest forfeiture rate	8.5%	8.5%
Grant date fair value of options granted	$1.22	$1.49

Options Activity and Positions

The following table summarizes activity and positions with respect to options for the two years ended December 31, 2014:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(years)	Value
Outstanding as of December 31, 2012	1,318,000	$13.71	6.8	$-
Granted	824,000	2.22	-	-
Exercised	(23,000)	1.80	-	-
Forfeited or expired	(214,000)	13.86	-	-
Outstanding as of December 31, 2013	1,905,000	8.86	7.4	1,500
Granted	717,000	1.78	-	-
Exercised	-	-	-	-
Forfeited or expired	(195,000)	9.49	-	-
Outstanding as of December 31, 2014	2,427,000	$6.72	7.4	$18,700

Vested and expected to vest as of December 31, 2014	2,293,000	$7.00	7.3	$18,100

Exercisable as of December 31, 2014	1,263,000	$11.06	5.9	$14,100

There were no option exercises during the year ended December 31, 2014. The total intrinsic value of options exercised during the year ended December 31, 2013 was $21,000.

The total grant date fair value of options vested during the years ended December 31, 2014 and 2013 was $3.3 million and $1.7 million, respectively. As of December 31, 2014, our unamortized share-based compensation was $1.1 million which we plan to amortize over the next 2.7 years.

In August 2013, we issued 201,000 shares of restricted common stock to employees for payment of 2012 performance bonuses. These shares were valued using our closing stock price on the date of grant. These shares vested in November 2013 and expense was recognized over the vesting period. During 2013 we expensed $457,000 of share-based employee compensation for these awards.

As of December 31, 2014, our unamortized share-based compensation related to the restricted stock units was $43,000 which we plan to amortize over the next 6 months.

11. Commitments and contingencies

Litigation

On March 31, 2014, Asia Optical Co., Inc., a supplier pursuant to an agreement entered into in 2008, filed a complaint for arbitration with the American Arbitration Association claiming that we ordered products from them and failed to take delivery of and pay for such products. The relief sought in the complaint is $3.6 million plus attorneys' fees, interest and arbitration costs. We contest the claim and are defending against it. An adverse outcome of these proceedings could materially and adversely affect our financial condition. At this stage, we cannot predict the likelihood of an unfavorable outcome or the range of potential loss.

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

Future minimum rental commitments under operating leases for years ending December 31 are as follows:

Operating
leases
2015	$430,000
2016	442,000
2017	439,000
2018	446,000
2019	38,000
Thereafter	-
Total minimum lease payments	$1,795,000

Net rent expense was $542,000 and $636,000 for 2014 and 2013, respectively.

Adverse purchase commitments

We have periodically entered into noncancelable purchase contracts in order to ensure the availability of materials to support production of our products. We continuously assess our outstanding commitments and recognize a loss on purchase commitments when required if such commitments are in excess of our product needs or the costs are not expected to be recoverable. As of December 31, 2014 we have $500,000 accrued for commitments to purchase materials for the SHOWWX that were in excess of our estimated future proceeds from sale of the SHOWWX.

12. Income taxes

A provision for income taxes has not been recorded for 2014 and 2013 due to the valuation allowances placed against the net operating losses and deferred tax assets arising during such periods. A valuation allowance has been recorded for all deferred tax assets. Based on our history of losses since inception, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets.

At December 31, 2014, we have net operating loss carry-forwards of approximately $341.5 million, for federal income tax reporting purposes. In addition, we have research and development tax credits of $6.5 million. The net operating loss carry-forwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2018 to 2034 if not previously utilized. In addition to the tax benefits above, we have $1.2 million of capital loss carry-forwards that are scheduled to expire between 2015 and 2017. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our stockholders during any three-year period would result in limitations on our ability to utilize our net operating loss carry-forwards.

Deferred tax assets are summarized as follows:

	December 31,
	2014	2013
Deferred tax assets, current
Reserves	$2,526,000	$2,994,000
Other	617,000	621,000
Total gross deferred tax assets, current	3,143,000	3,615,000

Deferred tax assets, noncurrent
Net operating loss carryforwards	116,520,000	111,339,000
R&D credit carryforwards	6,520,000	6,277,000
Depreciation/amortization deferred	22,642,000	24,526,000
Other	7,846,000	7,544,000
Total gross deferred tax assets, noncurrent	153,528,000	149,686,000

Net deferred taxes before valuation allowance	156,671,000	153,301,000
Less: Valuation allowance	(156,671,000)	(153,301,000)
Deferred tax assets	$-	$-

The valuation allowance, permanent items and the research and development credit carry forwards account for substantially all of the difference between our effective income tax rate and the Federal statutory tax rate of 34%.

Certain net operating losses arise from the deductibility for tax purposes of compensation under nonqualified stock options equal to the difference between the fair value of the stock on the date of exercise and the exercise price of the options. For financial reporting purposes, the tax effect of this deduction when recognized is accounted for as a credit to shareholders' equity.

We did not have any unrecognized tax benefits at December 31, 2014 and at December 31, 2013.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2014 and 2013, we recognized no interest or penalties.

We file income tax returns in the U.S. federal jurisdiction and various states. Due to our operating loss and credit carry-forwards, the U.S. federal statute of limitations remains open for 1998 and onward.

13. Retirement savings plan

We have a retirement savings plan that qualifies under Internal Revenue Code Section 401(k). The plan covers all qualified employees. Contributions to the plan by the Company are made at the discretion of the Board of Directors. During 2014 and 2013, there were no contributions to the plan by the Company.

14. Quarterly financial information (Unaudited)

The following table presents our unaudited quarterly financial information for the years ending December 31, 2014 and 2013 (in thousands, except per share data):

	Fiscal Year 2014
	December 31,	September 30,	June 30,	March 31,
Revenue	$687	$968	$611	$1,219
Gross margin	178	600	443	1,220
Net loss	(3,346)	(3,355)	(3,401)	(8,018)
Net loss per share basic and diluted	(0.08)	(0.08)	(0.08)	(0.23)

	Fiscal Year 2013
	December 31,	September 30,	June 30,	March 31,
Revenue	$1,217	$964	$1,870	$1,801
Gross margin	1,164	880	1,007	1,000
Net loss	(2,421)	(3,667)	(3,436)	(3,654)
Net loss per share basic and diluted	(0.08)	(0.13)	(0.13)	(0.14)

15. Subsequent events

In March 2015, we signed a multi-year license agreement with a customer granting them a non-exclusive license to our PicoP display technology for use in display modules it manufactures and sells. As part of the agreement, we received an $8.0 million up-front license fee in March 2015. In addition to the initial up-front license fee, we will also receive royalties for display modules sold by our customer.

In March 2015, we received orders from a customer totaling $14.5 million for components. We plan to begin shipment of components for these orders in the second half of 2015 and expect fulfillment to continue into 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants in accounting or financial disclosure matters during the Company's fiscal years ended December 31, 2014 and 2013.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), prior to the filing of this Form 10-K. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

(b) Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in its report which is included below.

(c) Changes in internal controls over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2014 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
MicroVision, Inc.

We have audited MicroVision, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, MicroVision, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MicroVision, Inc. as of December 31, 2014 and 2013, and the consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2014, and our report dated March 13, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ Moss Adams LLP

Seattle, Washington
March 13, 2015

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K in Item 4A. The information required by this Item and not provided in Item 4A will appear under the caption "Discussion of Proposals Recommended by the Board" in the Proxy Statement, which section is incorporated in this Item by reference. The Proxy Statement will be filed prior to our 2015 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item will appear under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Director Compensation for 2014" in the Proxy Statement, which sections are incorporated in this Item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information as of December 31, 2014 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table:

Equity Compensation Plan Information
	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available for
	issued upon	price of	further issuance under
	exercise of	outstanding	equity compensation
	outstanding	options, warrants	plans (excluding
	options, warrants	and rights	securities reflected in
	and rights		column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	2,427,000	$6.72	1,548,000
Equity compensation plans not approved by shareholders	-	-	-
Total	2,427,000		1,548,000

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of the report:

Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

(b) Exhibits

The following exhibits are referenced or included in this report.

3.1	Amended and Restated Certificate of Incorporation of MicroVision, Inc., as amended. (4)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc.(6)
3.3	Bylaws of MicroVision, Inc. (1)
4.1	Form of Specimen Stock Certificate for Common Stock.(1)
4.2	Warrant Agreement dated November 16, 2011 by and between MicroVision, Inc. and American Stock Transfer and Trust Company, LLC.(5)
4.3	Form of Warrant issued under the Securities Purchase Agreement dated as of May 9, 2012 by and between MicroVision, Inc. and the investors named therein, as amended.
4.4	Warrant Agreement dated June 20, 2012 by and between MicroVision, Inc. and American Stock Transfer and Trust Company, LLC. (7)
4.5	Form of Warrant issued under the Securities Purchase Agreement dated as of March 13, 2014 by and between MicroVision, Inc. and the investors named therein. (10)
10.1	MicroVision, Inc. 2013 Incentive Plan, as amended. (9)*
10.2	Independent Director Stock Option Plan, as amended.(2)*
10.3	Employment Agreement between MicroVision, Inc. and Alexander Y. Tokman dated April 7, 2009.(3)
10.4	Second Amendment to Lease Agreement between Arden Realty, L.P. and MicroVision, Inc., dated January 15, 2013.(8)
10.5	Change of Control Severance Plan
23.1	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP.
31.1	Principal Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(1) Incorporated by reference to the Company's Post-Effective Amendment to Form S-3 Registration Statement, Registration No. 333-102244.
(2) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2002.
(3) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 2009.
(4) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2009.
(5) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 15, 2011.
(6) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 17, 2012.
(7) Incorporated by reference to the Company's Current Report on Form 8-K filed on June 18, 2012.
(8) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 2013
(9) Incorporated by reference to the Company's Schedule 14A (Proxy) filed on April 22, 2013
(10) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 13, 2014.

+ Subject to confidential treatment.
* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
Date: March 13, 2015	By	/s/ Alexander Tokman Alexander Tokman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 13, 2015.

Signature	Title
/s/ Alexander Tokman Alexander Tokman	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Stephen Holt Stephen Holt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Richard A. Cowell Richard A. Cowell	Director

/s/ Slade Gorton Slade Gorton	Director

/s/ Jeanette Horan Jeanette Horan	Director

/s/ Perry Mulligan Perry Mulligan	Director

/s/ Brian Turner Brian Turner	Director

/s/ Thomas M. Walker Thomas M. Walker	Director

EXHIBIT INDEX

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

3.1	Amended and Restated Certificate of Incorporation of MicroVision, Inc., as amended. (4)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc.(6)
3.3	Bylaws of MicroVision, Inc. (1)
4.1	Form of Specimen Stock Certificate for Common Stock.(1)
4.2	Warrant Agreement dated November 16, 2011 by and between MicroVision, Inc. and American Stock Transfer and Trust Company, LLC.(5)
4.3	Form of Warrant issued under the Securities Purchase Agreement dated as of May 9, 2012 by and between MicroVision, Inc. and the investors named therein, as amended.
4.4	Warrant Agreement dated June 20, 2012 by and between MicroVision, Inc. and American Stock Transfer and Trust Company, LLC. (7)
4.5	Form of Warrant issued under the Securities Purchase Agreement dated as of March 13, 2014 by and between MicroVision, Inc. and the investors named therein. (10)
10.1	MicroVision, Inc. 2013 Incentive Plan, as amended. (9)*
10.2	Independent Director Stock Option Plan, as amended.(2)*
10.3	Employment Agreement between MicroVision, Inc. and Alexander Y. Tokman dated April 7, 2009.(3)
10.4	Second Amendment to Lease Agreement between Arden Realty, L.P. and MicroVision, Inc., dated January 15, 2013.(8)
10.5	Change of Control Severance Plan
23.1	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP.
31.1	Principal Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(1) Incorporated by reference to the Company's Post-Effective Amendment to Form S-3 Registration Statement, Registration No. 333-102244.
(2) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2002.
(3) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 2009.
(4) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2009.
(5) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 15, 2011.
(6) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 17, 2012.
(7) Incorporated by reference to the Company's Current Report on Form 8-K filed on June 18, 2012.
(8) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 2013
(9) Incorporated by reference to the Company's Schedule 14A (Proxy) filed on April 22, 2013
(10) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 13, 2014.

+ Subject to confidential treatment.
* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.