Form 10-Q
period 2015-03-31
MICROVISION INC
filed 2015-04-30
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

As of April 27, 2015, 46,591,000 shares of the Company's common stock, $0.001 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$16,685	$8,349
Accounts receivable, net of allowances of $52 and $52	478	669
Inventory	432	116
Other current assets	541	491
Total current assets	18,136	9,625

Property and equipment, net	1,025	894
Restricted cash	435	435
Intangible assets, net	941	973
Other assets	18	18
Total assets	$20,555	$11,945

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$2,152	$1,626
Accrued liabilities	2,948	2,729
Deferred revenue	1,224	-
Billings on uncompleted contracts in excess of related costs	409	230
Total current liabilities	6,733	4,585

Deferred revenue, net of current portion	6,902	-
Deferred rent, net of current portion	453	488
Total liabilities	14,088	5,073

Commitments and contingencies (Note 7)

Shareholders' Equity
Preferred stock, par value $0.001; 25,000 shares authorized; 0 and
0 shares issued and outstanding	-	-
Common stock, par value $0.001; 100,000 shares authorized; 46,177 and
44,758 shares issued and outstanding	46	45
Additional paid-in capital	479,212	475,656
Accumulated deficit	(472,791)	(468,829)
Total shareholders' equity	6,467	6,872
Total liabilities and shareholders' equity	$20,555	$11,945

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Product revenue	$741	$1
Royalty revenue	144	8
Contract revenue	16	17
Development revenue	-	1,193
Total revenue	901	1,219

Cost of product revenue	1,037	(10)
Cost of contract revenue	7	9
Total cost of revenue	1,044	(1)

Gross profit	(143)	1,220

Research and development expense	1,898	2,543
Sales, marketing, general and administrative expense	1,921	1,959
Gain on sale of previously reserved inventory	-	(227)
Total operating expenses	3,819	4,275
Loss from operations	(3,962)	(3,055)
Loss on warrant exchange	-	(4,967)
Other income, net	-	4
Net loss	$(3,962)	$(8,018)

Net loss per share - basic and diluted	$(0.09)	$(0.23)

Weighted-average shares outstanding - basic and diluted	44,963	34,842

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(3,962)	$(8,018)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	83	158
Amortization of intangible assets	32	33
Non-cash share-based compensation expense	190	305
Loss on warrant exchange	-	4,967
Inventory write-downs	139	-
Other non-cash adjustments	(15)	(15)
Change in:
Accounts receivable, net	191	(111)
Inventory	(455)	-
Other current and non-current assets	(46)	85
Accounts payable	381	(274)
Accrued liabilities	207	272
Deferred revenue	8,126	-
Billings on uncompleted contracts in excess of related costs	179	(333)
Net cash provided by (used in) operating activities	5,050	(2,931)

Cash flows from investing activities
Purchases of property and equipment	(69)	(77)
Net cash used in investing activities	(69)	(77)

Cash flows from financing activities
Principal payments under capital leases and long-term debt	-	(10)
Net proceeds from issuance of common stock and warrants	3,355	12,981
Net cash provided by financing activities	3,355	12,971
Change in cash and cash equivalents	8,336	9,963
Cash and cash equivalents at beginning of period	8,349	5,375
Cash and cash equivalents at end of period	$16,685	$15,338

Supplemental disclosure of cash flow information
Cash paid for interest	$1	$-

Supplemental schedule of non-cash investing and financing activities
Non-cash additions to property and equipment	$246	$-

Issuance of common stock for exchange of warrants	$-	$9,869

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2015
(Unaudited)

1. MANAGEMENT'S STATEMENT

The Condensed Consolidated Balance Sheet as of March 31, 2015, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 have been prepared by MicroVision, Inc. ("we" or "us") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at March 31, 2015 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the "SEC"). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, licensing activities and product and component sales. At March 31, 2015, we had $16.7 million in cash and cash equivalents.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through May 2016. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through sales and licensing activities and/or the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing our planned investment in development projects resulting in reductions in staff, operating costs, capital expenditures and investment in research and development.

We are introducing new technology into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the rate at which original equipment manufacturers (OEMs) or original device manufacturers (ODMs) introduce products incorporating the PicoP® display technology and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if the mix of revenues and the associated margins vary from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components and systems and equipment manufacturers that may require additional investments by us.

We have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2014 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These financial statements are prepared assuming we will continue as a going concern.

2. NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities outstanding. Potentially dilutive common stock equivalents primarily consist of warrants, employee stock options and nonvested equity shares. Diluted net loss per share for the three months ended March 31, 2015 and 2014 is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including options, warrants and nonvested equity shares is anti-dilutive.

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net loss available for common shareholders - basic and diluted	$(3,962)	$(8,018)

Denominator:
Weighted-average common shares outstanding - basic and diluted	44,963	34,842

Net loss per share - basic and diluted	$(0.09)	$(0.23)

On March 31, 2015 and 2014, we excluded the following convertible securities from diluted net loss per share, as the effect of including them would have been anti-dilutive: options and warrants exercisable into a total of 7,885,000 and 8,388,000 shares of common stock, respectively, and 60,000 and 108,000 nonvested equity shares, respectively.

3. KEY ACCOUNTING POLICY - REVENUE RECOGNITION

We enter into arrangements that can include various combinations of product and component sales, services, and licensing activities. In March 2015, we signed a license agreement as part of a multiple-element arrangement with a customer for our PicoP® display technology. The license agreement granted the customer a non-exclusive license to manufacture and sell display modules that use our PicoP display technology.

For multiple-element arrangements, we use a hierarchy to determine the contract consideration to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE) and (iii) best estimate of selling price. Because VSOE and TPE do not exist for the March 2015 agreement, we have allocated the contract consideration based on our best estimate.

Under the terms of this multiple-element arrangement, we received an $8.0 million upfront payment in March 2015 and we will receive a per unit royalty for each display module sold by the customer. We expect to recognize revenue on the initial $8.0 million payment over a period of 8 years which is the expected time frame that we will provide services under the agreement. Ongoing per unit royalties are reported by our customer quarterly and will be recognized as revenue as they are earned. Products delivered under multiple-element arrangements will be recognized upon acceptance of the deliverables by the customer or the expiration of the contractual acceptance period, after which there are no rights of return.

4. CONCENTRATION OF SALES TO MAJOR CUSTOMERS

For the three months ended March 31, 2015, one commercial customer accounted for 97% of our total revenue and 99% of our net accounts receivable balance at March 31, 2015. For the three months ended March 31, 2014, the same commercial customer accounted for approximately 98% of our total revenue and approximately 83% of our net accounts receivable balance at March 31, 2014.

5. INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2015	2014
Raw materials	$261,000	$42,000
Finished goods	171,000	74,000
	$432,000	$116,000

The inventory at March 31, 2015 and December 31, 2014 consisted of raw materials and finished goods assemblies. Inventory is stated at the lower of cost or market. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, we reduce the value of our inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through the normal course of business during the next twelve months. At March 31, 2015 and December 31, 2014, we have recorded aggregate write-downs of $7.1 million and $6.9 million, respectively, offsetting inventory deemed to be obsolete or scrap inventory. From time to time, we may enter into arrangements to sell the obsolete or scrap inventory, or enter into consignment agreements with third-parties to sell the units, resulting in a gain in the period such transactions are realized.

6. SHARE-BASED COMPENSATION

We use the straight-line attribution method to allocate the fair value of share-based compensation expense over the requisite service period of the related award. The value of restricted or unrestricted shares is determined using the fair value method, which is based on the number of shares granted and the closing price of our common stock on the NASDAQ Global Market on the date of grant. The value of options is determined using the Black-Scholes option pricing model with estimates of option lives, stock price volatility and interest rates, then expensed over the periods of service allowing for pre-vest forfeitures. Changes in the estimated inputs or using other option valuation methods could result in materially different option values and share-based compensation expense. The following table shows the amount of share-based compensation expense included in each line item of the consolidated statements of operations for each period shown:

	Three Months Ended
Share-based compensation	March 31,
	2015	2014
Cost of product revenue	$4,000	$-
Research and development expense	47,000	114,000
Sales, marketing, general and administrative expense	139,000	191,000
Total share-based compensation expense	$190,000	$305,000

Options Activity and Positions

The following table summarizes shares, weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2015:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(years)	Value
Outstanding as of March 31, 2015	2,434,000	$6.69	7.2	$2,723,000

Exercisable as of March 31, 2015	1,254,000	$11.08	5.7	$1,019,000

As of March 31, 2015, our unamortized share-based employee compensation related to stock options was $1.2 million which we plan to amortize over the next 2.4 years and our unamortized share-based compensation related to the restricted stock units was $20,000 which we plan to amortize over the next 0.2 years.

7. COMMITMENTS AND CONTINGENCIES

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

Adverse purchase commitments

We have periodically entered into noncancelable purchase contracts in order to ensure the availability of materials to support production of our products. We continuously assess our outstanding commitments and recognize a loss on purchase commitments when required if such commitments are in excess of our product needs or the costs are not expected to be recoverable. As of March 31, 2015, we had $500,000 accrued for commitments to purchase materials for the SHOWWX that were in excess of our estimated future proceeds from the sale of the SHOWWX.

8. COMMON STOCK AND WARRANTS

In March 2015, we received $2.3 million from the exercise of warrants we issued in connection with earlier financing transactions to purchase 1.1 million shares of our common stock.

During the three months ended March 31, 2015, we received gross proceeds of $1.0 million as part of an At-the-Market (ATM) agreement we entered into with Meyers Associates, L.P. in June 2014. We have completed sales under this agreement, having received total proceeds of $4.5 million before issuance costs of approximately $206,000 from the sale of 2.0 million shares of our common stock.

In March 2014, we raised $13.9 million before issuance costs of approximately $1.0 million through an underwritten offering of 7.2 million shares of our common stock and warrants to purchase 2.1 million shares of our common stock.

In February 2014, we issued 3.7 million shares of our common stock under the warrant exchange provisions of our May and September 2013 registered direct offerings. We recognized a loss of $5.0 million on the exchange as the fair market value of the common stock issued was greater than the obligation recorded due to an increase in our stock price since December 31, 2013 to the date the warrants were exchanged.

9. NEW ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-15 ("ASU 2014-15"), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 will be effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not expect the implementation of this standard to have a material effect on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information set forth in this report in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 3, "Quantitative and Qualitative Disclosure about Market Risk," includes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, technology development by third parties, future operations, financing needs or plans of MicroVision, Inc., as well as assumptions relating to the foregoing. The words "anticipate," "could," "would," "believe," "estimate," "expect," "goal," "may," "plan," "project," "will," and similar expressions identify forward-looking statements. Factors that could cause actual results to differ materially from those projected in our forward-looking statements include risk factors identified below in Item 1A.

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

In March 2015, we signed a license agreement with a customer for our PicoP® display technology. The license agreement granted the customer a non-exclusive license to MicroVision's PicoP display technology for use in display modules it manufactures and sells. As part of the agreement, we received an $8.0 million upfront payment in March 2015 and we will receive a per unit royalty for each display module sold by the customer.

We have incurred substantial losses since inception and expect to incur a substantial loss during the fiscal year ending December 31, 2015.

Results of Operations

Product revenue.

(in thousands)	2015	2014	$ change	% change
Three months ended March 31	$741	$1	$740	74,000.0

Product revenue primarily includes sales of products and components under our ingredient brand business model. Product revenue during the three months ended March 31, 2015 primarily included sales of components to a prominent electronics company.

Our product sales generally include acceptance provisions. We recognize product revenue upon acceptance of the product by the customer or the expiration of the contractual acceptance period, after which there are no rights of return. Provisions are made for warranties at the time revenue is recognized. Our quarterly product revenue may vary substantially due to the timing of product orders from customers, production constraints and availability of components and raw materials.

Product revenue was higher during the three months ended March 31, 2015 than the same period in 2014, as a result of component sales to a prominent electronics company. The backlog of component orders at March 31, 2015 was approximately $17.2 million, compared to $147,000 at March 31, 2014. The product backlog is scheduled for delivery within the next twelve months.

Royalty revenue.

(in thousands)	2015	2014	$ change	% change
Three months ended March 31	$144	$8	$136	1,700.0

Royalty revenue is revenue under license agreements to our PicoP display technology. Royalty revenue is recognized from the sale of products manufactured and sold by our customers incorporating our PicoP display technology in accordance with general revenue recognition accounting guidance. During the three months ended March 31, 2015, royalty revenue primarily included a license to a prominent electronics company for our PicoP display technology for use in display modules to be sold by it.

Contract revenue.

(in thousands)	2015	2014	$ change	% change
Three months ended March 31	$16	$17	$(1)	(5.9)

Contract revenue includes revenue from the sale of prototype units and evaluation kits based on our PicoP display engine and development contracts.

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

Our contract backlog, including orders for prototype units and evaluation kits, at March 31, 2015 was approximately $1.5 million compared to $939,000 at March 31, 2014. The contract backlog is scheduled for completion during the next twelve months.

Development revenue.

(in thousands)	2015	2014	$ change	% change
Three months ended March 31	$-	$1,193	$(1,193)	(100.0)

Development revenue is revenue from performance on collaborative research and development agreements with commercial customers researching and developing commercial applications for our technology.

In March 2013, we entered into a $4.6 million collaborative research and development agreement with a prominent electronics company to incorporate our PicoP display technology into a display engine that could enable a variety of new products. Based on the terms of this agreement, we recognized development revenue as work progressed on the agreement and as our customer accepted the deliverables using a proportional method based on the lesser of the cumulative proportion of total planned costs to be incurred under the agreement versus the cash payments received plus outstanding billings for work accepted by the customer. During the three months ended March 31, 2014, we recognized $1.2 million of revenue on this agreement. As of September 30, 2014, we had completed all deliverables and obligations under the collaborative research and development agreement and had recognized the full contract value of $4.6 million.

At March 31, 2015, our backlog of collaborative research and development agreements was zero compared to $498,000 at March 31, 2014.

Cost of product revenue.

		% of		% of
		product		product
(in thousands)	2015	revenue	2014	revenue	$ change	% change
Three months ended March 31	$1,037	139.9	$(10)	(1,000.0)	$1,047	(10,470.0)

The increase in cost of product revenue for the three months ended March 31, 2015, compared to 2014, was primarily attributed to increased shipments of our components.

During the three months ended March 31, 2015, we expensed approximately $221,000 of manufacturing overhead associated with production capacity in excess of production requirements. Additionally, during the three months ended March 31, 2015, we recorded a provision for scrap of $139,000. Cost of product revenue for the same period in 2014 included a credit of $19,000 related to the expiration of the warranty period on prior period product sales.

The cost of product revenue as a percentage of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of overhead expense and the volume of direct material purchased.

Cost of contract revenue.

		% of		% of
		contract		contract
(in thousands)	2015	revenue	2014	revenue	$ change	% change
Three months ended March 31	$7	43.8	$9	52.9	$(2)	(22.2)

Cost of contract revenue includes both the direct and allocated indirect costs of producing prototype units and evaluation kits. Cost of contract revenue is determined by the level of direct and indirect costs incurred, which can fluctuate substantially from period to period.

Research and development expense.

(in thousands)	2015	2014	$ change	% change
Three months ended March 31	$1,898	$2,543	$(645)	(25.4)

Research and development expense consists of compensation related costs of employees and contractors engaged in internal research and product development activities, direct material to support development programs, laboratory operations, outsourced development and processing work, and other operating expenses. We assign our research and development resources based on the business opportunity of the available projects, the skill mix of the resources available and the contractual commitments we have made to our customers.

We believe that a substantial level of continuing research and development expense will be required to further develop our technology. Accordingly, we anticipate our level of research and development spending will continue to be substantial.

The decrease in research and development expense during the three months ended March 31, 2015, compared to the same period in 2014, is attributable to reduced expenses related to contractors, direct materials, capital depreciation, and non-cash compensation. In addition, research and development expense was lower because we allocated resources to a commercial contract during the period, and these costs are being deferred until contract completion.

Sales, marketing, general and administrative expense.

(in thousands)	2015	2014	$ change	% change
Three months ended March 31	$1,921	$1,959	$(38)	(1.9)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The decrease in sales, marketing, general and administrative expense during the three months ended March 31, 2015, compared to the same period in 2014, is primarily due to reduced marketing expenses.

Gain on sale of previously reserved inventory.

(in thousands)	2015	2014	$ change	% change
Three months ended March 31	$-	$(227)	$227	(100.0)

Gain on sale of previously reserved inventory includes the sales of excess component inventory for discontinued products which was fully reserved in prior periods. At March 31, 2015, gain on sale of previously reserved inventory was zero, compared to $227,000 at March 31, 2014.

Loss on warrant exchange.

(in thousands)	2015	2014	$ change	% change
Three months ended March 31	$-	$(4,967)	$4,967	(100.0)

In February 2014, we issued 3.7 million shares of our common stock under the warrant exchange provisions of our May and September 2013 registered direct offerings. We recorded a loss of $5.0 million on the exchange as the fair market value of the common stock issued was greater than the obligation recorded due to an increase in our stock price since December 31, 2013 to the date the warrants were exchanged.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, licensing activities and product and component sales. At March 31, 2015, we had $16.7 million in cash and cash equivalents.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through May 2016. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through product sales and licensing activities and/or the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing our planned investment in development projects resulting in reductions in staff, operating costs, capital expenditures and investment in research and development.

We received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2014 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These financial statements are prepared assuming we will continue as a going concern.

Cash provided by operating activities totaled $5.1 million during the three months ended March 31, 2015, compared to cash used in operating activities of $2.9 million during the same period in 2014. The change in cash flows from operating activities was primarily caused by an $8.0 million upfront payment we received in March 2015 under the terms of the license agreement with a customer for our PicoP® display technology.

Investing Activities.

Net cash used in investing activities totaled $69,000 for the three months ended March 31, 2015 compared to net cash used in investing activities of $77,000 during the three months ended March 31, 2014. Investing activities was comprised of capital expenditures in property and equipment during each of the periods.

Financing Activities.

Net cash provided by financing activities totaled $3.4 million for the three months ended March 31, 2015 compared to net cash provided by financing activities of $13.0 million during the same period in 2014.

In March 2015, we received $2.3 million from the exercise of warrants we issued in connection with earlier financing transactions to purchase 1.1 million shares of our common stock.

During the three months ended March 31, 2015, we received gross proceeds of $1.0 million as part of an At-the-Market (ATM) agreement we entered into with Meyers Associates, L.P. in June 2014. We have completed sales under this agreement, having received total proceeds of $4.5 million before issuance costs of approximately $206,000 from the sale of 2.0 million shares of our common stock.

In March 2014, we raised $13.9 million before issuance costs of approximately $1.0 million through an underwritten offering of 7.2 million shares of our common stock and warrants to purchase 2.1 million shares of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of March 31, 2015, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risks is not material.

Our investment policy generally directs that the investment manager should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of March 31, 2015, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

The values of cash and cash equivalents as of March 31, 2015, are as follows:

(in thousands)	Amount	Percent
Cash and cash equivalents	$16,685	100.00%
Less than one year	-	-%
	$16,685	100.00%

Foreign Exchange Rate Risk

Our major contract and collaborative research and development agreements, product sales, and licensing activity payments are currently made in U.S. dollars. However, in the future we may enter into contracts or collaborative research and development agreements in foreign currencies that may subject us to foreign exchange rate risk. We have purchase orders and supply agreements in foreign currencies and may enter into such arrangements from time to time in the future. We believe our exposure to currency fluctuations related to these arrangements is not material. We may enter into foreign currency hedges to offset material exposure to currency fluctuations when we can adequately determine the timing and amounts of the exposure.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

On March 31, 2014, Asia Optical Co., Inc., a supplier pursuant to an agreement entered into in 2008, filed a complaint for arbitration with the American Arbitration Association claiming that we ordered products from them and failed to take delivery of and pay for such products. The relief sought in the complaint is $3.6 million plus attorneys' fees, interest and arbitration costs. We contest the claim are defending against it. An adverse outcome of these proceedings could materially and adversely affect our financial condition. At this stage, we cannot predict the likelihood of an unfavorable outcome or the range of potential loss.

We are also subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any other legal proceedings that management believes are reasonably possible to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Risk Factors Relating to the MicroVision Business.

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

  As of March 31, 2015, we had an accumulated deficit of $472.8 million.
  We incurred consolidated net losses of $468.8 million from inception through 2014, and a net loss of $4.0 million in the three months ended March 31, 2015.

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

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through May 2016. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through product sales and licensing activities and/or the issuance of equity or debt securities.

We are introducing new technology into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the rate at which original equipment manufacturers and original device manufacturers introduce products incorporating PicoP display technology and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if the mix of revenues and the associated margins varies from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components, products and systems, and equipment manufacturers that may require additional investments by us.

Additional capital may not be available to us, or if available, on terms acceptable to us or on a timely basis. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of our current shareholders' shares. If adequate funds are not available on a timely basis we may consider limiting our operations substantially to extend out funds as we pursue other financing opportunities and business relationships. This limitation of operations could include delaying development projects and reductions in staff, operating costs, including investment in research and development, and capital expenditures. Reducing operations may jeopardize our ability to achieve our business goals or satisfy our customer requirements.

Qualifying a new contract manufacturer or foundry for our products could cause us to experience delays that result in lost revenues and damaged customer relationships.

We rely on single suppliers to manufacture our products, including our MEMS chips in wafer form. The lead time to establish a relationship with a new or alternative contract manufacturer or foundry is a time consuming process, as our unique technology may require significant manufacturing process adaptation to achieve full manufacturing capacity. Accordingly, we may be unable to establish a relationship with new or alternative contract manufacturer in the short term, or at all, at prices or on other terms that are acceptable to us. Changes in our supply chain may result in increased cost and delay and may subject us to risks and uncertainties regarding, but not limited to, product warranty, product liability and quality control standards. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could cause significant delays in product deliveries which may result in lost revenues and damaged customer relationships. To the extent that we are not able to establish a relationship with a new or alternative contract manufacturer or foundry in a timely manner, we may be unable to meet contract or production milestones which could have a material adverse effect on our financial condition, results of operations, and cash flows.

Our success will depend, in part, on our ability to secure significant third-party manufacturing resources.

Our success depends, in part, on our ability to provide our components and future products in commercial quantities at competitive prices and on schedule. Accordingly, we will be required to obtain access, through business partners or contract manufacturers, to manufacturing capacity and processes for the commercial production of our expected future products. Additionally, we have made significant capital investments in manufacturing process equipment, much of which is held at our foreign contract manufacturer's facility. While this arrangement helps to ensure the supply of components and finished goods assemblies, our foreign contract manufacturer could experience severe financial difficulties or other disruptions in their business, and such continued supply could be significantly reduced or terminated and the net realizable value of these assets could be negatively affected. We cannot be certain that we will successfully obtain access to needed manufacturing resources concurrent with a significant increase in our planned production levels. Future manufacturing limitations of our suppliers could constrain the number of products incorporating our technology that we are able to develop and produce.

We are dependent on third parties in order to develop, manufacture, sell and market our products.

Our ingredient brand strategy for commercializing our technology and products incorporating PicoP® display technology includes entering into development, manufacturing, sales and marketing arrangements with original equipment manufacturers, original device manufacturers and other third parties. While these arrangements may lower our operating expenses, they also reduce our direct control over production and distribution and may subject us to risks and uncertainties regarding, but not limited to, product warranty, product liability and quality control standards. We cannot be certain that we will be able to negotiate arrangements on acceptable terms, if at all, or that these arrangements will be successful in yielding commercially viable products. If we cannot establish these arrangements, we would require additional capital to undertake such activities on our own and would require extensive manufacturing, sales and marketing expertise that we do not currently possess and that may be difficult to obtain. In addition, we could encounter significant delays in introducing PicoP display technology or find that the development, manufacture or sale of products incorporating a display engine with PicoP technology would not be feasible. To the extent that we enter into development, manufacturing, sales and marketing or other joint venture arrangements, our revenues will depend upon the performance of third parties. We cannot be certain that any such arrangements will be successful.

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

Our PicoP display technology will continue to rely on technologies, such as light sources, MEMS and optical components that are developed and produced by other companies. The commercial success of certain future products based on our technology will depend in part on advances in these and other technologies by other companies. We may, from time to time, contract with and support companies developing key technologies in order to accelerate the development of them for our or our customers' specific uses. There are no guarantees that such activities will result in useful technologies or products that will be profitable.

We are dependent on a small number of customers for our revenue. Our quarterly performance may vary substantially and this variance, as well as general market conditions, may cause our stock price to fluctuate greatly and potentially expose us to litigation.

For the three months ended March 31, 2015, one commercial customer accounted for 97% of our total revenue. In 2014, 98% of our total revenue was generated from sales to the same commercial customer. Our customers take time to obtain, and the loss of a significant customer could negatively affect our revenue.

Our quarterly operating results may vary significantly based upon:

  market acceptance of products based on PicoP display technology;
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

Our backlog of open orders totaled $18.7 million as of March 31, 2015. We may be unable to meet the performance requirements, including performance specifications or delivery dates, required by such purchase orders.  Further, our customers may be unable or unwilling to perform their obligations thereunder on a timely basis or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals.  To the extent we are unable to perform under such purchase orders or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

It may become more difficult to sell our stock in the public market or maintain our listing on the NASDAQ Global Market.

Our common stock is listed for quotation on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards for any reason, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list our common stock on The NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were not listed on The NASDAQ Capital Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our common stock to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the quotation of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. The market price of our common stock has traded below $5.00 per share during 2015 and 2014. On April 27, 2015, the closing price of our common stock was $3.54.

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

We may not succeed in these efforts due to:

  delays in product development;
  lack of market acceptance for our products and technology; or
  lack of funds to invest in product research, development and marketing.

The occurrence of any of the above factors could result in decreased revenues, market share and value of our business.

We could face lawsuits related to our use of PicoP® display technology or other technologies. Defending these suits would be costly and time consuming. An adverse outcome in any such matter could limit our ability to commercialize our technology and products, reduce our revenues and increase our operating expenses.

We are aware of several patents held by third parties that relate to certain aspects of light scanning displays and image capture products. These patents could be used as a basis to challenge the validity, limit the scope or limit our ability to obtain additional or broader patent rights of our patents or patents we have licensed. A successful challenge to the validity of our patents or patents we have licensed could limit our ability to commercialize our technology or display engines enabled by PicoP display technology and, consequently, materially reduce our revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us with respect to current and future technology. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually be issued with claims that will be infringed by our products or our technology. The defense and prosecution of a patent suit would be costly and time consuming, even if the outcome were ultimately favorable to us. An adverse outcome in the defense of a patent suit could subject us to significant costs, to require others and us to cease selling products that incorporate PicoP display technology, to cease licensing our technology or to require disputed rights to be licensed from third parties. Such licenses, if available, would increase our operating expenses. Moreover, if claims of infringement are asserted against our future co-development partners or customers, those partners or customers may seek indemnification from us for any damages or expenses they incur.

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

Our products may be subject to future environmental, health and safety regulations that could increase our development and production costs.

Products incorporating PicoP display technology could become subject to future environmental, health and safety regulations or amendments that could negatively impact our ability to commercialize PicoP display technology. Compliance with any such new regulations would likely increase our cost to develop and produce products using PicoP display technology, and violations may result in fines, penalties or suspension of production. If we become subject to any environmental, health, or safety laws or regulations which require us to cease or significantly change our operations to comply, our business, financial condition and operating results could be adversely affected.

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

We currently use foreign contract manufacturers and plan to continue to use foreign contract manufacturers to manufacture future products, where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including:

  political and economic instability;
  high levels of inflation, historically the case in a number of countries in Asia;
  burdens and costs of compliance with a variety of foreign laws, regulations and sanctions;
  foreign taxes and duties;
  changes in tariff rates or other trade and monetary policies; and
  changes or volatility in currency exchange rates and interest rates.

Our foreign contract manufacturing facilities could be damaged or disrupted by a natural disaster or labor strike, either of which would materially affect our financial position, results of operations and cash flows.

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

If our licensors and we are unable to obtain effective intellectual property protection for our products, processes and technology, we may be unable to compete with other companies.

Intellectual property protection for our products is important and uncertain. If we do not obtain effective intellectual property protection for our products, processes and technology, we may be subject to increased competition. Our commercial success will depend in part on our ability and the ability of our licensors to maintain the proprietary nature of the PicoP display and other key technologies by securing valid and enforceable patents and effectively maintaining unpatented technology as trade secrets. We protect our proprietary technology by seeking to obtain United States and foreign patents in our name, or licenses to third-party patents, related to proprietary technology, inventions, and improvements that may be important to the development of our business. However, our patent position and the patent position of our licensors involve complex legal and factual questions. The standards that the United States Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. Additionally, the scope of patents are subject to interpretation by courts and their validity can be subject to challenges and defenses, including challenges and defenses based on the existence of prior art. Consequently, we cannot be certain as to the extent to which we will be able to obtain patents for our new products and technology or the extent to which the patents that we already own or license from others protect our products and technology. Reduction in scope of protection or invalidation of our licensed or owned patents, or our inability to obtain new patents, may enable other companies to develop products that compete directly with ours on the basis of the same or similar technology.

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

We may be subject to product liability claims if any of our product applications are alleged to be defective or cause harmful effects. For example, because some of our PicoP displays are designed to scan a low power beam of colored light into the user's eye, the testing, manufacture, marketing and sale of these products involve an inherent risk that product liability claims will be asserted against us. Additionally, any misuse of our display technology or our products by end-users or third parties that obtain access to our display technology could result in negative publicity and could harm our brand and reputation. Product liability claims or other claims related to our products, regardless of their outcome, could require us to spend significant time and money in litigation, divert management time and attention, require us to pay significant damages, harm our reputation or hinder acceptance of our products. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products.

Our contracts and collaborative research and development agreements have long sales cycles, which make it difficult to plan our expenses and forecast our revenues.

Our contracts and collaborative research and development agreements have lengthy sales cycles that involve numerous steps including determination of a product application, exploring the technical feasibility of a proposed product, evaluating the costs of manufacturing a product or to qualify a contract manufacturer for production. Our long sales cycle, which can last several years, makes it difficult to predict the quarter in which contract signing and revenue recognition will occur. Delays in entering into contracts and collaborative research and development agreements could cause significant variability in our revenues and operating results for any particular quarterly period.

Our contracts and collaborative research and development agreements may not lead to any product or any products that will be profitable.

Our contracts and collaborative research and development agreements, including without limitation, those discussed in this document, are exploratory in nature and are intended to develop new types of products for new applications. Our efforts may prove unsuccessful and these relationships may not result in the development of any product or any products that will be profitable.

Loss of any of our key personnel could have a negative effect on the operation of our business.

Our success depends on our executive officers and other key personnel and on the ability to attract and retain qualified new personnel. Achievement of our business objectives will require substantial additional expertise in the areas of sales and marketing, research and product development and manufacturing. Competition for qualified personnel in these fields is intense, and the inability to attract and retain additional highly skilled personnel, or the loss of key personnel, could hinder our ability to compete effectively in the display and image capture market and adversely affect our business strategy and execution.

ITEM 6. EXHIBITS
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Principal Executive Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Principal Financial Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

MICROVISION, INC.
Date: April 30, 2015	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer and Director (Principal Executive Officer)

Date: April 30, 2015	BY:	/s/ Stephen P. Holt
Stephen P. Holt
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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
32.1

Principal Executive Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Principal Financial Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase