Form 10-Q
period 2015-06-30
MICROVISION, INC.
filed 2015-07-29
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

As of July 27, 2015, 47,216,000 shares of the registrant's common stock, $0.001 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$15,085	$8,349
Accounts receivable, net of allowances of $38 and $52	1,320	669
Inventory	348	116
Other current assets	542	491
Total current assets	17,295	9,625

Property and equipment, net	1,519	894
Restricted cash	435	435
Intangible assets, net	909	973
Other assets	18	18
Total assets	$20,176	$11,945

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$1,971	$1,626
Accrued liabilities	3,269	2,729
Deferred revenue	1,284	-
Billings on uncompleted contracts in excess of related costs	5	230
Total current liabilities	6,529	4,585

Deferred revenue, net of current portion	6,653	-
Deferred rent, net of current portion	417	488
Total liabilities	13,599	5,073

Commitments and contingencies (Note 7)

Shareholders' Equity
Preferred stock, par value $0.001; 25,000 shares authorized; zero and
zero shares issued and outstanding	-	-
Common stock, par value $0.001; 100,000 shares authorized; 47,216 and
44,758 shares issued and outstanding	47	45
Additional paid-in capital	482,090	475,656
Accumulated deficit	(475,560)	(468,829)
Total shareholders' equity	6,577	6,872
Total liabilities and shareholders' equity	$20,176	$11,945

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Product revenue	$2,182	$1	$2,923	$2
Royalty revenue	324	18	468	26
Contract revenue	1,537	324	1,553	341
Development revenue	-	268	-	1,461
Total revenues	4,043	611	4,944	1,830

Cost of product revenue	2,074	33	3,111	23
Cost of contract revenue	782	135	789	144
Total cost of revenues	2,856	168	3,900	167

Gross profit	1,187	443	1,044	1,663

Research and development expense	2,011	2,236	3,909	4,779
Sales, marketing, general and administrative expense	1,946	1,841	3,867	3,800
Gain on sale of previously reserved inventory	-	(228)	-	(455)
Total operating expenses	3,957	3,849	7,776	8,124
Loss from operations	(2,770)	(3,406)	(6,732)	(6,461)
Loss on warrant exchange	-	-	-	(4,967)
Other income, net	1	5	1	9
Net loss	$(2,769)	$(3,401)	$(6,731)	$(11,419)

Net loss per share - basic and diluted	$(0.06)	$(0.08)	$(0.15)	$(0.29)

Weighted-average shares outstanding - basic and diluted	46,663	43,015	45,818	38,951

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(6,731)	$(11,419)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	180	250
Amortization of intangible assets	64	66
Non-cash share-based compensation expense	424	506
Loss on warrant exchange	-	4,967
Inventory write-downs	287	25
Other non-cash adjustments	(31)	(59)
Change in:
Accounts receivable, net	(651)	(30)
Inventory	(519)	(7)
Other current and non-current assets	(30)	(194)
Accounts payable	248	19
Accrued liabilities	508	(230)
Deferred revenue	7,937	-
Billings on uncompleted contracts in excess of related costs	(225)	(560)
Net cash provided by (used in) operating activities	1,461	(6,666)

Cash flows from investing activities
Proceeds on sale of property and equipment	-	28
Purchases of property and equipment	(719)	(109)
Net cash used in investing activities	(719)	(81)

Cash flows from financing activities
Principal payments under capital leases and long-term debt	-	(15)
Net proceeds from issuance of common stock and warrants	5,994	13,851
Net cash provided by financing activities	5,994	13,836
Change in cash and cash equivalents	6,736	7,089
Cash and cash equivalents at beginning of period	8,349	5,375
Cash and cash equivalents at end of period	$15,085	$12,464

Supplemental disclosure of cash flow information
Cash paid for interest	$1	$1

Supplemental schedule of non-cash investing and financing activities
Non-cash additions to property and equipment	$187	$29

Issuance of common stock for exchange of warrants	$-	$9,869

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2015
(Unaudited)

1. MANAGEMENT'S STATEMENT

The Condensed Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 have been prepared by MicroVision, Inc. ("we" or "us") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at June 30, 2015 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the "SEC"). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, licensing activities and product and component sales. At June 30, 2015, we had $15.1 million in cash and cash equivalents.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through June 2016. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through sales and licensing activities and/or the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us or on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing our planned investments in our production capabilities or research and development projects, resulting in reductions in staff, operating costs, and capital expenditures.

We are introducing new technology into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the rate at which original equipment manufacturers (OEMs) or original device manufacturers (ODMs) introduce products incorporating our PicoP® display technology and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if the mix of revenues and the associated margins vary from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components and systems and equipment manufacturers that may require additional investments by us.

We have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2014 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These financial statements are prepared assuming we will continue as a going concern.

2. NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities outstanding. Potentially dilutive common stock equivalents primarily consist of warrants, employee stock options and nonvested equity shares. Diluted net loss per share for the three and six months ended June 30, 2015 and 2014, is equal to basic net loss per share because the effect of all potential common stock outstanding during the periods, including options, warrants and nonvested equity shares is anti-dilutive.

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net loss available for common shareholders - basic and diluted	$(2,769)	$(3,401)	$(6,731)	$(11,419)

Denominator:
Weighted-average common shares outstanding - basic and diluted	46,663	43,015	45,818	38,951

Net loss per share - basic and diluted	$(0.06)	$(0.08)	$(0.15)	$(0.29)

We excluded the following convertible securities from diluted net loss per share, as the effect of including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Options and warrants exercisable	8,236,000	9,048,000	8,236,000	9,048,000

Nonvested equity shares	60,000	60,000	60,000	60,000
	8,296,000	9,108,000	8,296,000	9,108,000

3. KEY ACCOUNTING POLICY - REVENUE RECOGNITION

We enter into arrangements that can include various combinations of product and component sales, services, and licensing activities. In March 2015, we signed a license agreement as part of a multiple-element arrangement with a customer for our PicoP® display technology. The license agreement granted the customer a non-exclusive license to manufacture and sell display modules that incorporate our PicoP display technology.

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

Under the terms of this multiple-element arrangement, we received an $8.0 million upfront payment in March 2015, and we will receive a per unit royalty for each display module sold by the customer. We expect to recognize revenue on the initial $8.0 million payment over a period of eight years which is the expected time frame that we will provide services under the agreement. Ongoing per unit royalties are reported by our customer quarterly and will be recognized as revenue as they are earned. Products delivered under multiple-element arrangements will be recognized upon acceptance of the deliverables by the customer or the expiration of the contractual acceptance period, after which there are no rights of return.

4. CONCENTRATION OF MAJOR CUSTOMERS AND SUPPLIERS

For each of the three and six months ended June 30, 2015, one commercial customer accounted for 99% of our total revenue. One commercial customer accounted for approximately 99% of our net accounts receivable balance at June 30, 2015. For the three and six months ended June 30, 2014, two commercial customers accounted for approximately 90% and 95% of our total revenue, respectively. Three commercial customers accounted for 92% of our net accounts receivable balance at June 30, 2014.

A significant concentration of our components and the products we sell are currently manufactured and obtained from single or limited-source suppliers which are primarily located in foreign countries. The loss of any single or limited source supplier or the disruption in the supply chain of components from these suppliers could subject us to risks and uncertainties regarding, but not limited to, increased cost of sales, possible loss of revenues, or significant delays in product deliveries, any of which could adversely affect our financial condition and operating results.

5. INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
(in thousands)	2015	2014
Raw materials	$138	$42
Finished goods	210	74
	$348	$116

The inventory at June 30, 2015 and December 31, 2014 consisted of raw materials and finished goods assemblies. Inventory is stated at the lower of cost or market. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. In addition, we reduce the value of our inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through the normal course of business during the next twelve months. At June 30, 2015 and December 31, 2014, we had recorded aggregate write-downs of $7.2 million and $6.9 million, respectively, which primarily consisted of outdated product lines. From time to time, we may enter into arrangements to sell the obsolete or scrap inventory, or enter into consignment agreements with third-parties to sell the units, resulting in a gain in the period such transactions are realized.

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

The following table shows the amount of share-based compensation expense included in each line item of the consolidated statements of operations for each period shown:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Cost of product revenue	$4	$-	$8	$-
Research and development expense	68	(127)	116	(13)
Sales, marketing, general and administrative expense	162	328	300	519
Total share-based compensation expense	$234	$201	$424	$506

Options Activity and Positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2015:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding as of June 30, 2015	3,197,000	$5.74	7.7	$1,903,000

Exercisable as of June 30, 2015	1,422,000	$9.70	5.9	$916,000

As of June 30, 2015, our unamortized share-based employee compensation related to stock options was $2.8 million which we plan to amortize over the next 3.2 years and our unamortized share-based compensation related to the restricted stock units was $181,000 which we plan to amortize over the next 1.0 year.

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

Adverse purchase commitments

We have periodically entered into noncancelable purchase contracts in order to ensure the availability of materials to support production of our products. We continuously assess our outstanding commitments and recognize a loss on purchase commitments when required if such commitments are in excess of our product needs or the costs are not expected to be recoverable. As of June 30, 2015 and December 31, 2014, we had $500,000 accrued for commitments to purchase materials for the SHOWWX™ pico projector that were in excess of our estimated future proceeds from the sale of that product.

8. COMMON STOCK AND WARRANTS

In May 2015, we entered into an At-the-Market (ATM) agreement with Meyers Associates, L.P. Under the terms of the agreement, we may, from time to time, at our discretion, offer and sell shares of our common stock having an aggregate value of up to $6.0 million. During the three months ended June 30, 2015, we received gross proceeds of $1.8 million before issuance costs of approximately $71,000 from the sale of 555,000 shares of our common stock.

During the six months ended June 30, 2015, we received $3.3 million from the exercise of warrants we issued in connection with earlier financing transactions to purchase 1.5 million shares of our common stock.

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

In February 2014, we issued 3.7 million shares of our common stock under the warrant exchange provisions of our then-outstanding warrants. We recognized a loss of $5.0 million on the exchange as the fair market value of the common stock issued was greater than the obligation recorded due to an increase in our stock price since December 31, 2013 to the date the warrants were exchanged.

9. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards and GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. In July 2015, the FASB voted to defer the effective date of this update for one year. ASU 2014-09 will be effective in the first quarter of fiscal 2018 and may be applied on a full retrospective or modified retrospective approach. We are still evaluating the impact of implementation of this standard on our financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 will be effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not expect the implementation of this standard to have a material effect on our financial statements.

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

Overview

We are developing our proprietary PicoP® display technology which can be adopted by our customers to create high-resolution miniature laser display and imaging engines. Our PicoP display technology incorporates our widely patented expertise in two dimensional Micro-Electrical Mechanical Systems (MEMS), lasers, optics, and electronics to specify a small form factor display engine that projects a high quality video or still image with lower power needs than other micro-display technologies. Our ingredient brand strategy is to develop and supply PicoP display technology reference designs and key components directly or through licensing arrangements to ODMs and OEMs in various market segments, including consumer electronics and automotive, for integration into their products.

Our development efforts are focused on enhancing the performance of PicoP display technology through the improvement of the optical system, drive electronics hardware and software design, and the performance of various components of the display engine. We also provide engineering support to our customers as they prepare to manufacture display engines as well as providing support to ODMs and OEMs during the integration and optimization of display engines incorporating PicoP display technology for specific products.

Our primary objective for the consumer electronics market is to enable a large screen viewing experience produced by a small projector for mobile devices such as smartphones, tablets and other consumer electronics products. The projector can either be embedded in the device directly or paired with the device via a standalone companion product. These potential products would allow users to watch digital videos, play games, and display images and other data onto a variety of surfaces, freeing users from the limitations of a small screen.

A display engine based on PicoP display technology could also be combined with other components and systems to be embedded into a vehicle or integrated into a portable standalone aftermarket head-up display (HUD). Vehicle HUD systems allow for important information, such as safety warnings or navigation instructions, to be projected in the driver's field of vision where the information can be accessed without taking one's eyes off the road.

We also see potential for PicoP display technology in other areas that are not currently major areas of focus. PicoP display technology could be combined with other components and systems to be incorporated into a pair of glasses to provide the mobile user with a see-through or occluded personal display to watch digital videos, play games or access other content.

Devices enabled by PicoP display technology could be used in field-based professions such as service repair or sales to view and share information such as schematics for equipment repair, sales data, orders or contact information on a larger, more user-friendly display. We also see potential for embedding PicoP display technology in industrial products such as 3D measuring and digital signage.

A key aspect of our business strategy is the development and procurement of intellectual property rights relating to our technology. We generate intellectual property from our internal research and development activities and our ongoing performance on development contracts. We also have acquired exclusive rights to various technologies under licensing and acquisition agreements.

In March 2015, we signed a license agreement with a customer for our PicoP® display technology. The license agreement granted the customer a non-exclusive license to MicroVision's PicoP display technology for use in display modules it manufactures and sells for up to eight years. As part of the agreement, we received an $8.0 million upfront payment in March 2015 and we will receive ongoing per unit royalties for each display module sold by the customer.

We have incurred substantial losses since inception and expect to incur a substantial loss during the fiscal year ending December 31, 2015.

Results of Operations

Product revenue.

(in thousands)	2015	2014	$ change	% change
Three months ended June 30	$2,182	$1	$2,181	218,100.0
Six months ended June 30	2,923	2	2,921	146,050.0

Product revenue is revenue from sales of products and components under our ingredient brand business model. Our product sales generally include acceptance provisions. We recognize product revenue upon acceptance of the product by the customer or the expiration of the contractual acceptance period, after which there are no rights of return. Provisions are made for warranties at the time revenue is recognized. Our quarterly product revenue may vary substantially due to the timing of product orders from customers, product shipments, production constraints and availability of components and raw materials.

Product revenue was higher during the three and six months ended June 30, 2015 than the same period in 2014, as a result of component sales to a prominent electronics company. The backlog of product orders at June 30, 2015 was approximately $15.0 million, compared to $147,000 at June 30, 2014, and primarily consisted of orders we received in March 2015 from the same customer. The product backlog is scheduled for delivery within the next twelve months.

Royalty revenue.

(in thousands)	2015	2014	$ change	% change
Three months ended June 30	$324	$18	$306	1,700.0
Six months ended June 30	468	26	442	1,700.0

Royalty revenue is revenue under license agreements to our PicoP display technology. We recognize revenue on upfront license fees over the expected time frame that we provide services or have ongoing obligations under the agreement. Ongoing per unit royalties are recognized as revenue as they are earned.

During the three and six months ended June 30, 2015, royalty revenue included both a prorated portion of the upfront license fee and ongoing per unit royalties on display modules sold by our customer, a prominent electronics company, under the terms of our license agreement.

Contract revenue.

(in thousands)	2015	2014	$ change	% change
Three months ended June 30	$1,537	$324	$1,213	374.4
Six months ended June 30	1,553	341	1,212	355.4

Contract revenue includes revenue from support service contracts and the sale of prototype units and evaluation kits incorporating our PicoP display technology. Our contract revenue in a particular period is dependent upon when we enter into a contract, the value of the contracts we have entered into, and the availability of technical resources to perform work on the contracts.

In October 2014, we entered into a $1.5 million agreement to provide display module support services to a prominent electronics company for the production readiness, initial production and market launch for products incorporating our PicoP® display technology. Because we were unable to estimate costs on the contract, revenue was recognized using the completed-contract method. Under the completed-contract method, revenue and contract costs were deferred and both were recognized when all deliverables and obligations were completed. During the three months ended June 30, 2015, we recognized the full contract value of $1.5 million in revenue having completed all deliverables and obligations under the agreement. Our contract backlog at June 30, 2015 was approximately $14,000 compared to $722,000 at June 30, 2014.

Development revenue.

(in thousands)	2015	2014	$ change	% change
Three months ended June 30	$-	$268	$(268)	(100.0)
Six months ended June 30	-	1,461	(1,461)	(100.0)

Development revenue is revenue from performance on collaborative research and development agreements with commercial customers researching and developing commercial applications for our technology.

In March 2013, we entered into a $4.6 million collaborative research and development agreement with a prominent electronics company to incorporate our PicoP display technology into a display engine that could enable a variety of new products. Based on the terms of this agreement, we recognized development revenue as work progressed on the agreement and as our customer accepted the deliverables using a proportional method based on the lesser of the cumulative proportion of total planned costs to be incurred under the agreement versus the cash payments received plus outstanding billings for work accepted by the customer. During the six months ended June 30, 2014, we recognized $1.5 million of revenue on this agreement. As of September 30, 2014, we had completed all deliverables and obligations under the collaborative research and development agreement and had recognized the full contract value of $4.6 million.

Development revenue was zero during each of the three and six months ended June 30, 2015. At June 30, 2015, our backlog of collaborative research and development agreements was zero compared to $230,000 at June 30, 2014.

Cost of product revenue.

		% of		% of
		product		product
(in thousands)	2015	revenue	2014	revenue	$ change	% change
Three months ended June 30	$2,074	$95.1	$33	3,300.0	$2,041	6,184.8
Six months ended June 30	3,111	106.4	23	1,150.0	3,088	13,426.1

Cost of product revenue includes the direct and allocated indirect costs of manufacturing products sold to customers. Direct costs include labor, materials and other costs incurred directly, or charged to us by our contract manufacturers, in the manufacture of these products. Indirect costs include labor, manufacturing overhead, and other costs associated with operating our manufacturing capabilities and capacity. Manufacturing overhead includes the costs of procuring, inspecting and storing material, and facility and depreciation costs, and is allocated to cost of product revenue based on the proportion of indirect labor which supported production activities.

Cost of product revenue can fluctuate significantly from period to period, depending on the product mix and volume and the level of overhead expense. The increase in cost of product revenue for the three and six months ended June 30, 2015, compared to 2014, was primarily attributed to the higher costs of direct materials, quality inspections and manufacturing overhead to support an increase in production.

During the three and six months ended June 30, 2015, we expensed approximately $142,000 and $363,000 of manufacturing overhead associated with production capacity in excess of production requirements compared to zero in each of the same periods in 2014. Additionally, during the three and six months ended June 30, 2015, we recorded a provision for scrap of $149,000 and $287,000 compared to $25,000 and $25,000 in each of the same periods in 2014. Cost of product revenue for the same periods in 2014 included a credit of $20,000 related to the expiration of the warranty period on prior period product sales.

Cost of contract revenue.

		% of		% of
		contract		contract
(in thousands)	2015	revenue	2014	revenue	$ change	% change
Three months ended June 30	$782	$50.9	$135	41.7	$647	479.3
Six months ended June 30	789	50.8	144	42.2	645	447.9

Cost of contract revenue includes both the direct and allocated indirect costs of providing support services and producing prototype units and evaluation kits. Direct costs include labor, materials and other costs incurred directly in producing prototype units and evaluation kits or performing on a contract. Indirect costs include labor and other costs associated with operating our research and development department and building our technical capabilities and capacity. Cost of contract revenue is determined by the level of direct and indirect costs incurred, which can fluctuate substantially from period to period.

The increase in cost of contract revenue for the three and six months ended June 30, 2015, compared to 2014, was primarily attributed to higher direct and indirect costs recognized in connection with the completion of all deliverables and obligations under the $1.5 million display module support service contract with a prominent electronics company.

Research and development expense.

(in thousands)	2015	2014	$ change	% change
Three months ended June 30	$2,011	$2,236	$(225)	(10.1)
Six months ended June 30	3,909	4,779	(870)	(18.2)

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

The decrease in research and development expense during the three and six months ended June 30, 2015, compared to the same period in 2014, was primarily attributable to the allocation of resources to a commercial contract during the period, and these costs were recognized as cost of contract revenue upon completion of all deliverables and obligations under the agreement.

Sales, marketing, general and administrative expense.

(in thousands)	2015	2014	$ change	% change
Three months ended June 30	$1,946	$1,841	$105	5.7
Six months ended June 30	3,867	3,800	67	1.8

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

Gain on sale of previously reserved inventory.

(in thousands)	2015	2014	$ change	% change
Three months ended June 30	$-	$(228)	$228	(100.0)
Six months ended June 30	-	(455)	455	(100.0)

Gain on sale of previously reserved inventory includes the sales of excess component inventory for discontinued products which was fully reserved in prior periods.

Loss on warrant exchange.

In February 2014, we issued 3.7 million shares of our common stock under the warrant exchange provisions of our then-outstanding warrants. We recorded a loss of $5.0 million on the exchange as the fair market value of the common stock issued was greater than the obligation recorded due to an increase in our stock price since December 31, 2013 to the date the warrants were exchanged.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, licensing activities and product and component sales. At June 30, 2015, we had $15.1 million in cash and cash equivalents.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through June 2016. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through product sales and licensing activities and/or the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us or on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing our planned investment in our production capabilities or research and development projects, resulting in reductions in staff, operating costs, and capital expenditures.

We received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2014 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These financial statements are prepared assuming we will continue as a going concern.

Cash provided by operating activities totaled $1.5 million during the six months ended June 30, 2015, compared to cash used in operating activities of $6.7 million during the same period in 2014. The change in cash flows from operating activities primarily reflects an $8.0 million upfront payment we received in March 2015 under the terms of the license agreement with a customer for our PicoP® display technology.

Investing Activities.

Net cash used in investing activities totaled $719,000 for the six months ended June 30, 2015 compared to net cash used in investing activities of $81,000 during the six months ended June 30, 2014. Investing activities was comprised of capital expenditures in property and equipment during the periods.

Financing Activities.

Net cash provided by financing activities totaled $6.0 million for the six months ended June 30, 2015 compared to net cash provided by financing activities of $13.8 million during the same period in 2014.

In May 2015, we entered into an At-the-Market (ATM) agreement with Meyers Associates, L.P. Under the terms of the agreement, we may, from time to time, at our discretion, offer and sell shares of our common stock having an aggregate value of up to $6.0 million. During the three months ended June 30, 2015, we received gross proceeds of $1.8 million before issuance costs of approximately $71,000 from the sale of 555,000 shares of our common stock.

During the six months ended June 30, 2015, we received $3.3 million from the exercise of warrants we issued in connection with earlier financing transactions to purchase 1.5 million shares of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of June 30, 2015, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risks is not material.

Our investment policy generally directs that the investment manager should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of June 30, 2015, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

The values of cash and cash equivalents as of June 30, 2015, are as follows:

(in thousands)	Amount	Percent
Cash and cash equivalents	$15,085	100.0%
Less than one year	-	-%
	$15,085	100.0%

Foreign Exchange Rate Risk

Our major contract and collaborative research and development agreements, product sales, and licensing activity payments are currently made in U.S. dollars. However, in the future we may enter into contracts or collaborative research and development agreements in foreign currencies that may subject us to foreign exchange rate risk. We have purchase orders and contracts in foreign currencies and may enter into such arrangements from time to time in the future. We believe our exposure to currency fluctuations related to these arrangements is not material. We may enter into foreign currency hedges to offset material exposure to currency fluctuations when we can adequately determine the timing and amounts of the exposure.

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

  As of June 30, 2015, we had an accumulated deficit of $475.6 million.
  We incurred consolidated net losses of $468.9 million from inception through 2014, and a net loss of $6.7 million in the six months ended June 30, 2015.

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

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through June 2016. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through product sales and licensing activities and/or the issuance of equity or debt securities.

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

Additional capital may not be available to us, or if available, on terms acceptable to us or on a timely basis. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of our current shareholders' shares. If adequate funds are not available on a timely basis we may consider limiting our operations substantially to extend funds as we pursue other financing opportunities and business relationships. This limitation of operations could include reducing investments in our production capabilities or research and development projects, resulting in reductions in staff, operating costs, and capital expenditures. Reducing operations may jeopardize our ability to achieve our business goals or satisfy our customer requirements.

Qualifying a new contract manufacturer or foundry for our products could cause us to experience delays that result in lost revenues and damaged customer relationships.

We rely on single suppliers to manufacture our products, including our MEMS chips in wafer form. The lead time to establish a relationship with a new or alternative contract manufacturer or foundry is a time-consuming process, as our unique technology may require significant manufacturing process adaptation to achieve full manufacturing capacity. Accordingly, we may be unable to establish a relationship with new or alternative contract manufacturer(s) in the short term, or at all, at prices or on other terms that are acceptable to us. Changes in our supply chain may result in increased cost and delay and may subject us to risks and uncertainties regarding, but not limited to, product warranty, product liability and quality control standards. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could cause significant delays in product deliveries which may result in lost revenues and damaged customer relationships. To the extent that we are not able to establish a relationship with a new or alternative contract manufacturer or foundry in a timely manner, we may be unable to meet contract or production milestones which could have a material adverse effect on our financial condition, results of operations, and cash flows.

Our success will depend, in part, on our ability to secure significant third-party manufacturing resources.

Our success will depend, in part, on our ability to provide our components and future products in commercial quantities at competitive prices and on schedule. Accordingly, we will be required to obtain access, through business partners or contract manufacturers, to manufacturing capacity and processes for the commercial production of our expected future products. Additionally, we have made significant capital investments in manufacturing process equipment, much of which is held at our foreign contract manufacturer's facility. While this arrangement helps to ensure the supply of components and finished goods assemblies, our foreign contract manufacturer could experience severe financial difficulties or other disruptions in their business, and such continued supply could be significantly reduced or terminated, and the net realizable value of these assets could be negatively affected. We cannot be certain that we will successfully obtain access to needed manufacturing resources concurrent with a significant increase in our planned production levels. Future manufacturing limitations of our suppliers could constrain the number of products incorporating our technology that we are able to develop and produce.

We are dependent on third parties in order to develop, manufacture, sell and market our products.

Our ingredient brand strategy for commercializing our technology in products incorporating PicoP® display technology includes entering into development, manufacturing, sales and marketing arrangements with ODMs, OEMs and other third parties. While these arrangements may lower our operating expenses, they also reduce our direct control over production and distribution and may subject us to risks and uncertainties regarding, but not limited to, product warranty, product liability and quality control standards. We cannot be certain that we will be able to negotiate arrangements on acceptable terms, if at all, or that these arrangements will be successful in yielding commercially viable products. If we cannot establish these arrangements, we would require additional capital to undertake such activities on our own and would require extensive manufacturing, sales and marketing expertise that we do not currently possess and that may be difficult to obtain. In addition, we could encounter significant delays in introducing PicoP display technology or find that the development, manufacture or sale of products incorporating a display engine with PicoP display technology would not be feasible. To the extent that we enter into development, manufacturing, sales and marketing or other joint venture arrangements, our revenues will depend upon the performance of third parties. We cannot be certain that any such arrangements will be successful.

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

For each of the three and six months ended June 30, 2015, one commercial customer accounted for 99% of our total revenue. For the three and six months ended June 30, 2014, two commercial customers accounted for 90% and 95% of our total revenue, respectively. Our customers take time to obtain, and the loss of a significant customer could negatively affect our revenue.

Our quarterly operating results may vary significantly based upon:

  market acceptance of products incorporating PicoP display technology;
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

Our backlog of open orders totaled $15.0 million as of June 30, 2015. We may be unable to meet the performance requirements, including performance specifications or delivery dates, required by such purchase orders.  Further, our customers may be unable or unwilling to perform their obligations thereunder on a timely basis or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals.  To the extent we are unable to perform under such purchase orders or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

It may become more difficult to sell our stock in the public market or maintain our listing on the NASDAQ Global Market.

Our common stock is listed on The NASDAQ Global Market. To keep our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards for any reason, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list our common stock on The NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were not listed on The NASDAQ Capital Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from The NASDAQ Global Market and failure to obtain listing on such other market or exchange would subject our common stock to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on The NASDAQ Global Market. While the penny stock rules should not affect the listing of our common stock on The NASDAQ Global Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market. The market price of our common stock has traded below $5.00 per share during 2015 and 2014. On July 27, 2015, the closing price of our common stock was $3.35.

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

We currently use foreign contract manufacturers and plan to continue to use foreign contract manufacturers to manufacture current and future products, where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including:

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

We may be subject to product liability claims if any of our product applications are alleged to be defective or cause harmful effects. For example, because some of our displays incorporating our technology are designed to scan a low power beam of colored light into the user's eye, the testing, manufacture, marketing and sale of these products involve an inherent risk that product liability claims will be asserted against us. Additionally, any misuse of our display technology or our products by end-users or third parties that obtain access to our display technology could result in negative publicity and could harm our brand and reputation. Product liability claims or other claims related to our products, regardless of their outcome, could require us to spend significant time and money in litigation, divert management time and attention, require us to pay significant damages, harm our reputation or hinder acceptance of our products. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products.

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

ITEM 6. Exhibits

10.1	2013 MicroVision, Inc. Incentive Plan, as amended (1).
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(1) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on July 29, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
Date: July 29, 2015	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer and Director (Principal Executive Officer)

Date: July 29, 2015	BY:	/s/ Stephen P. Holt
Stephen P. Holt
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

The following documents are filed herewith.

Exhibit Number	Description
10.1	2013 MicroVision, Inc. Incentive Plan, as amended (1).
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(1) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on July 29, 2015.