Form 10-K
period 2015-12-31
MICROVISION, INC.
filed 2016-03-08
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

(425) 936-6847
(Registrant's Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of class	Name of exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $141.6 million (based on the closing price for the registrant's common stock as reported by the NASDAQ Global Market on June 30, 2015 was $3.00 per share).

The number of shares of the registrant's common stock outstanding as of March 3, 2016 was 47,435,000.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2016 Annual Meeting of Shareholders (the "2016 Proxy Statement") are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

MICROVISION, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

TABLE OF CONTENTS

i

PART I

Preliminary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, technology development by third parties, future operations, financing needs or plans of MicroVision, Inc. ("we" or "us"), as well as assumptions relating to the foregoing. The words "anticipate," "could," "would," "believe," "estimate," "expect," "goal," "may," "plan," "project," "will," and similar expressions identify forward-looking statements. Factors that could cause actual results to differ materially from those projected in our forward-looking statements include risk factors identified below in Item 1A.

ITEM 1. BUSINESS

Overview

MicroVision, Inc. is a pioneer in laser beam scanning (LBS) technology that we market under our brand name PicoP®. We have developed our proprietary PicoP scanning technology that can be adopted by our customers to create high-resolution miniature projection and three-dimensional sensing and image capture solutions that use laser diodes as the light source. Our PicoP scanning technology incorporates our patented expertise in two-dimensional Micro-Electrical Mechanical Systems (MEMS), lasers, optics, and electronics to create a small form factor scanning engine with lower power needs than many other technologies that projects high-quality video and still image and/or uses depth sensing to capture three-dimensional data.

We have licensed our patented PicoP scanning technology to other companies for incorporation into their scanning engines for projection. We sell our licensees key components needed to produce the laser scanning engines and/or license our technology to collect a royalty for each scanning engine they sell. Companies to whom we license our PicoP scanning technology are typically original design manufacturers (ODMs) or original equipment manufacturers (OEMs) who are in the business of making component parts or products ready for sale to end users. To date, we have primarily focused on the consumer electronics market, however, we believe that our technology creates a platform that can support multiple applications and markets including enterprise, medical, industrial and automotive.

While we are optimistic about our technology and the potential for future revenues, we have incurred substantial losses since inception and we expect to incur a significant loss during the fiscal year ending December 31, 2016.

MicroVision, Inc. was founded in 1993 as a Washington corporation and reincorporated in 2003 under the laws of the State of Delaware. Our headquarters is located at 6244 185th Avenue NE, Suite 100, Redmond, Washington 98052, and our telephone number is (425) 936-6847.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free-of-charge from the investor page of our website, www.microvision.com, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC). Copies of these filings may also be obtained by visiting the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549, or by calling the SEC directly at 1-800-SEC-0330 (1-800-732-0330). In addition, the SEC maintains a website, www.sec.gov, which contains current, quarterly and annual reports, proxy and information statements and other information regarding issuers that file electronically.

Technology

Our patented PicoP® scanning technology combines a MEMS scanning mirror, laser diode light sources, electronics, and optics that are controlled using our proprietary system control expertise. The bi-directional MEMS scanning mirror is a key component of our technology platform and is one of our core competencies. Our MEMS design is a silicon device with a one millimeter mirror at the center. This mirror is connected to small flexures that allow it to oscillate vertically and horizontally to capture (imaging) or reproduce (display) an image pixel-by-pixel. Our PicoP scanning technology creates a brilliant, full color, high-contrast, uniform display over the entire field-of-view, from a small and thin package. We believe that our proprietary technology offers significant advantages over traditional display and image capture systems. Depending on the specific product application, these advantages may include:

  Ability to perform projection and three-dimensional sensing and image capture from a single device;
  Focus-free operation;
  HD resolution;
  Low power requirements to enable battery operated devices and applications;
  Large screen size up to 200 inches from short distances;
  Small and thin package size;
  High-brightness, high-dynamic range, and brightness uniformity; and
  Rich, saturated color reproduction.

In addition to these advantages, an overarching benefit of our PicoP scanning technology is its ability to offer a key combination of lumens per watt per cubic centimeter: In essence, more lumens at lower power in a smaller form factor. Competing technologies may offer more lumens in total but not in as small and power efficient design as our PicoP scanning technology. This combination is of particular importance for small, portable devices operated by battery. Equally important for consumer ease-of-use and for mobile projection applications is the focus-free attribute of our PicoP scanning technology.

Business Strategy

Our business strategy is to commercialize our PicoP® scanning technology by enabling ODMs and OEMs to produce scanning engines by licensing our technology to those ODMs and OEMs, and by selling key scanning engine components to them, as needed. This approach will allow the ODMs and OEMs to integrate and embed our technology across a broad range of display and image capture product applications. We create product concept reference designs to enable ODMs and OEMs to develop and rapidly build products that capitalize on the benefits of our PicoP scanning technology. We are also developing value-added applications intended to help our customers differentiate their potential products. The key elements of our business strategy include the following:

  Continue to improve the performance of our PicoP scanning technology platform by advancing the optical system, drive electronics hardware and software design;
  Develop value-added features that complement our core technology;
  Partner with ODMs and OEMs to help them develop scanning engines based on our technology, and to help them integrate the engines into their products;
  Support ODMs to ensure availability of high-quality scanning engines in quantities to support the consumer electronics market;
  Supply key scanning engine components for products being developed by ODMs and OEMs who license our PicoP scanning technology and/or license rights to ODMs and OEMs to produce such components; and
  Maintain a position of LBS leadership with our intellectual property around our PicoP scanning technology.

Markets for Our Technology

Our approach is to create a platform centered on the core capabilities and features of PicoP® scanning technology that can support multiple applications and markets. We see pico projection and automotive head up display (HUD) as the most promising applications for our technology, and we have concentrated in these areas over the past several years. We believe augmented reality (AR) and virtual reality (VR) eyewear displays and three-dimensional sensing and image capture applications can also benefit from our technology, and we are actively exploring these opportunities.

Our primary objective for the pico projection market is to enable a large screen viewing experience produced by a small projector for mobile devices such as smartphones, tablets and other consumer electronics products. The scanning engine can either be embedded in the mobile device directly or in a small standalone companion product that is paired with the mobile device wirelessly or via a protocol such as HDMI. These potential products would allow users to watch digital videos, play games, and display images and other data onto a variety of surfaces, freeing users from the limitations of a small screen. Products that incorporate our PicoP scanning technology have been announced by our licensees and their customers in 2015.

For the automotive market, an engine using our PicoP scanning technology could be combined with other components and systems to form a HUD system to be embedded into a vehicle or integrated into a portable, standalone aftermarket HUD. We have produced prototypes that demonstrate the ability of PicoP scanning technology to project high-resolution virtual images in the driver's field-of-view, providing the driver with a variety of information related to the vehicle's operation. We have also begun to investigate opportunities to apply our technology to emerging applications for in-car connectivity and infotainment systems.

Another possible application area for our PicoP scanning technology that we have refocused on in the past year is eyewear displays, also known as AR and VR. We have a long history with this application, and the eyewear ecosystem has progressed to a point where we see future growth opportunities. We are in the exploratory phases with prospective customers in identifying which AR and VR applications offer the most promise for our technology inside their future products.

In addition to the display and projection applications, our PicoP scanning technology has the ability to capture three-dimensional information. We believe there are market opportunities to use our technology to capture images and sense objects. We are in the early stages of identifying these opportunities and developing plans with prospective customers to leverage our competitive advantages in these areas.

Products and Services

In 2015, our revenue was primarily derived from the sale of our proprietary components and license and royalty fees for PicoP® scanning technology. The key components we offer for inclusion in a scanning engine are our MEMS and Application-Specific Integrated Circuits (ASICs). Our licensees can purchase none, some, or all of the key components we offer depending on their capability and desire to manufacture them and the terms of the licensing agreement. In our business model, license and royalty can be standalone fees separate from the component prices, or in some cases, included in the component pricing.

In addition to product sales and license and royalty fees, we generate revenue from engineering services for custom development and support services for our customers. Historically, our engineering services from collaborative research and development and contract agreements have been a significant portion of our total revenue. In 2015, we transitioned our focus more to product sales and royalty revenue, and engineering services has become a smaller part of our business. We expect product sales and royalty revenue to be a significant portion of our total revenue in the future.

Research and Development

We believe our research and development efforts have placed us in a leadership position in the field of LBS technology as applied to consumer electronics, automotive and other markets. Our ability to attract customers and grow revenue will depend on our ability to maintain our LBS technology leadership, continually improve performance, reduce costs, reduce the size of component parts and scanning engines, and increase the number of applications and products enabled by our PicoP® scanning technology.

Our research and development team is located in Redmond, Washington and as of December 31, 2015, was comprised of 41 engineering and technical staff in optics, software engineering, electrical engineering, and MEMS design.

Sales and Marketing

Our sales and marketing approach is account based, business-to-business targeting of ODMs and OEMs. We license our PicoP® scanning technology and sell components used in the production of scanning engines. Our customers are typically companies that produce scanning engines incorporating our patented PicoP scanning technology. We also engage end product manufacturers and retailers in our target markets to educate them about product opportunities based on our PicoP scanning technology. From these efforts, we work with our licensees to pair them with the end product companies that are interested in proceeding with a product or products incorporating PicoP scanning technology.

We currently have sales representatives, primarily based in the United States, focused on business development in the Americas, Europe and Asia. Our sales representatives are supported by a technical sales engineering team that assists customers during the "design win" and "design in" cycles. The technical sales engineering team operates from Redmond, Washington. Our marketing team is located in Redmond, Washington. We engage potential customers directly, participate in trade shows, use social media, and maintain a website.

Manufacturing

We currently use contract manufacturers to produce the products we sell to our licensees. Our products are components that are integral to a scanning engine incorporating our PicoP® scanning technology and include MEMS and ASICs that incorporate our designs and are produced to order by semiconductor foundries. The MEMS die that are manufactured by a contract manufacturer are consigned to a separate contract manufacturer for assembly into a MEMS package according to our specifications.

Our manufacturing is not currently subject to seasonal variations as our shipments have been relatively small and are in the early stages of product introduction. In the future, depending on our customers' product mix, we may be affected by seasonal fluctuations which could affect working capital demands.

We provide forecasts that allow our contract manufacturers to stock component parts and other materials and plan capacity. Our contract manufacturers procure raw materials in volumes consistent with our forecasts, manufacture and/or assemble the products and perform tests according to our specifications. Products are either shipped to our customers or shipped to our Redmond, Washington headquarters to be inventoried as finished goods. With the exception of the MEMS die we consign and retain title to, we generally do not own any raw materials procured by our contract manufacturers. Title to the products transfers from our contract manufacturers to us and then to our customers upon shipment from the manufacturer. If raw materials are unused, or the products are not sold within specified periods of time, we may incur carrying charges or obsolete material charges for component parts that our contract manufacturers purchased to build products to meet our forecasts or customer orders.

Many of the raw materials used in our components are standard to the consumer electronics industry. Our MEMS, MEMS die, and ASICs are currently manufactured to our specifications by separate single-source suppliers.

Human Factors, Ergonomics and Safety

We work with third party independent experts in the field of laser safety to assist in meeting safety specifications. In addition, we monitor developments in the area of permissible laser exposure limits as established by International Electrotechnical Commission (IEC) and others. Independent experts have concluded that laser exposure to the eye resulting from use of LBS devices under normal operating conditions would be below the calculated maximum permissible exposure level set by the IEC.

Competitive Conditions

The information display and image capture industry is highly competitive. Potential products incorporating our PicoP® scanning technology will compete with manufacturers of established technologies, such as miniaturized cathode ray tube and flat panel display devices, as well as companies developing new display and image capture technologies. Our competitors include companies such as Texas Instruments, Intel, Micron Technology, Syndiant, and others, some of which have much greater financial, technical and other resources than us. Many of our competitors are currently developing alternative miniature display and image capture technologies. Our competitors may succeed in developing innovative technologies and products that could render our technology or our proposed products commercially infeasible or technologically obsolete.

Pico projectors are an emerging class of miniaturized projectors that are generally handheld, battery operated, mobile projectors. Most of the competing projectors currently on the market are either liquid crystal on silicon (LCOS) panel solutions or Texas Instruments' DLP™ display technology primarily using light-emitting diode (LED) light sources. Each of these projection solutions can create images of varying resolution, brightness, image quality, battery life, and ease of use.

The information display and image capture industry has been characterized by rapid and significant technological advances. Our PicoP scanning technology platform and potential products may not remain competitive with such advances, and we may not have sufficient funds to invest in new technologies, products or processes. Although we believe our technology platform and proposed products could deliver images of a substantially higher quality and resolution from a smaller form factor device than those of commercially available miniaturized liquid crystal displays (LCD) and cathode ray tube based display products, manufacturers of competing technologies may develop further improvements to screen display and image capture technology that could reduce or eliminate the anticipated advantages of our proposed products.

Intellectual Property and Proprietary Rights

We create intellectual property from three sources: internal research and development activities, technology acquisitions, and performance on development contracts. The inventions covered by our patent applications generally relate to systems controls in our PicoP® scanning technology, component miniaturization, power reduction, feature enhancements, specific implementation of various system components, and design elements to facilitate mass production. Protecting these key-enabling technologies and components is a fundamental aspect of our strategy to penetrate diverse markets with unique products. As such, we intend to continue to develop our portfolio of proprietary and patented LBS technologies at the system, component, and process levels.

We believe our extensive patent portfolio is the largest, broadest, and earliest filed LBS technology portfolio and includes applications such as automotive HUD, augmented reality, range finding, portable media devices, image capture, and projection applications. We have over 500 issued patents, pending patents and licensed patents worldwide.

Since our inception in 1993, we have acquired under license agreements exclusive rights to various LBS technologies, including, among others, rights related to the ability to superimpose images on the user's field-of-view with a retinal display, and rights related to the design and fabrication of micro-miniature devices using semiconductor fabrication techniques. In some cases, the licensors have retained limited, non-commercial rights with respect to the technology, including the right to use the technology for non-commercial research and for instructional purposes.

Our ability to compete effectively in the information display and image capture markets may depend, in part, on our ability and the ability of our licensors to maintain the proprietary nature of these technologies.

We also rely on unpatented proprietary technology. To protect our rights in these areas, we require all employees, and where appropriate, contractors, consultants, advisors and collaborators, to enter into confidentiality and non-compete agreements. There can be no assurance, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

We have registered the name "PicoP®" and have filed for the registration of various other marks with the United States Patent and Trademark Office.

Employees

As of March 3, 2016, we had 67 full-time employees. None of our employees are represented by a labor union.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with the other information set forth in this report, which could materially affect our business, financial condition and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Risk Factors Related to Our Business and Industry

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

  As of December 31, 2015, we had an accumulated deficit of $483.4 million.
  We incurred consolidated net losses of $437.6 million from inception through 2012, $13.2 million in 2013, $18.1 million in 2014, and $14.5 million in 2015.

The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered by companies formed to develop and commercialize new technologies. In particular, our operations to date have focused primarily on research and development of our PicoP® scanning technology platform and development of demonstration units. We are unable to accurately estimate future revenues and operating expenses based upon historical performance.

We cannot be certain that we will succeed in obtaining additional development revenue or commercializing our technology or products. In light of these factors, we expect to continue to incur significant losses and negative cash flow at least through 2016 and likely thereafter. We cannot be certain that we will achieve positive cash flow at any time in the future.

We will require additional capital to fund our operations and to implement our business plan. If we do not obtain additional capital, we may be required to curtail our operations substantially. Raising additional capital may dilute the value of current shareholders' shares.

Based on our current operating plan, and assuming no additional funds from our existing At-the-Market (ATM) facility, we anticipate that we have sufficient cash and cash equivalents to fund our operations through June 2016. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through the issuance of equity or debt securities and/or product sales and licensing activities.

We are introducing new technology into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the rate at which ODMs and OEMs introduce products incorporating our PicoP® scanning technology and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if the mix of revenues and the associated margins varies from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components, products and systems, and equipment manufacturers that may require additional investments by us.

Additional capital may not be available to us, or if available, on terms acceptable to us or on a timely basis. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of our current shareholders' shares. If adequate funds are not available on a timely basis, we may consider limiting our operations substantially to extend funds as we pursue other financing opportunities and business relationships. This limitation of operations could include reducing investments in our production capabilities or research and development projects, staff, operating costs, and capital expenditures. Reducing operations may jeopardize our ability to achieve our business goals or satisfy our customer requirements.

Qualifying a new or alternative contract manufacturer or foundry for our products could cause us to experience delays that result in lost revenues and damaged customer relationships.

We rely on single or limited-source suppliers to manufacture our products, including our MEMS die in wafer form. The lead time to establish a relationship with a new or alternative contract manufacturer(s) or foundry is a time-consuming process, as our unique technology may require significant manufacturing process adaptation to achieve full manufacturing capacity. Accordingly, we may be unable to establish a relationship with new or alternative contract manufacturers in the short-term, or at all, at prices or on other terms that are acceptable to us.

Changes in our supply chain may result in increased cost and delay and may subject us to risks and uncertainties regarding, but not limited to, product warranty, product liability and quality control standards. The loss of any single or limited-source supplier, the failure of any of these suppliers to perform as expected or the disruption in the supply chain of components from these suppliers could cause significant delays in product deliveries, which may result in lost revenues and damaged customer relationships. To the extent that we are not able to establish a relationship with a new or alternative contract manufacturer(s) or foundry in a timely manner, we may be unable to meet contract or production milestones, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our foreign contract manufacturers could experience severe financial difficulties or other disruptions in their business, and such continued supply could be significantly reduced or terminated. In addition, we cannot be certain that we will successfully obtain access to needed manufacturing resources concurrent with a significant increase in our planned production levels. Future manufacturing limitations of our suppliers could constrain the number of products that we are able to develop and produce.

We are dependent on third parties in order to develop, manufacture, sell and market products incorporating our PicoP® scanning technology and the scanning engine components.

Our business strategy for commercializing our technology in products incorporating PicoP scanning technology includes entering into development, manufacturing, sales and marketing arrangements with ODMs, OEMs and other third parties. These arrangements reduce our level of control over production and distribution and may subject us to risks and uncertainties regarding, but not limited to, product warranty, product liability and quality control standards. We cannot be certain that we will be able to negotiate arrangements on acceptable terms, if at all, or that these arrangements will be successful in yielding commercially viable products. If we cannot establish these arrangements, we would require additional capital to undertake such activities on our own and would require extensive manufacturing, sales and marketing expertise that we do not currently possess and that may be difficult to obtain.

In addition, we could encounter significant delays in introducing our PicoP scanning technology or find that the development, manufacture or sale of products incorporating our technology would not be feasible. To the extent that we enter into development, manufacturing, sales and marketing or other arrangements, our revenues will depend upon the performance of third parties. We cannot be certain that any such arrangements will be successful.

We cannot be certain that our technology platform or products incorporating our PicoP® scanning technology will achieve market acceptance. If our technology platform or products incorporating our technology do not achieve market acceptance, our revenues may not grow.

Our success will depend in part on customer acceptance of our PicoP scanning technology. Our technology may not be accepted by manufacturers who use display and image capture technologies in their products, by systems integrators, ODMs, and OEMs who incorporate the scanning engine components into their products or by end users of these products. To be accepted, our PicoP scanning technology must meet the expectations of our current and potential customers in the consumer electronics, automotive, and other markets. If our technology platform or products incorporating our PicoP scanning technology do not achieve market acceptance, we may not be able to continue to develop our technology.

Future products incorporating our PicoP® scanning technology are dependent on advances in technology by other companies.

Our PicoP scanning technology will continue to rely on technologies, such as laser light sources and other components that are developed and produced by other companies. The commercial success of certain future products incorporating our PicoP scanning technology will depend, in part, on advances in these and other technologies by other companies. We may, from time to time, contract with and support companies developing key technologies in order to accelerate the development of them for our or our customers' specific uses. There are no guarantees that such activities will result in useful technologies or products that will be profitable.

We are dependent on a small number of customers for our revenue. Our quarterly performance may vary substantially and this variance, as well as general market conditions, may cause our stock price to fluctuate greatly and potentially expose us to litigation.

In 2015, 98% of our total revenue was generated from sales to one commercial customer. In 2014 and 2013, two commercial customers in each year accounted for 65% and 86% of our revenue, respectively. Our customers take time to obtain, and the loss of a significant customer could negatively affect our revenue. Our quarterly operating results may vary significantly based upon:

  Market acceptance of products incorporating our PicoP® scanning technology;
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

In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors and the trading price of our common stock may decline as a consequence. In addition, following periods of volatility in the market price of a company's securities, shareholders often have instituted securities class action litigation against that company. If we become involved in a class action suit, it could divert the attention of management and, if adversely determined, could require us to pay substantial damages.

We or our customers may fail to perform under open orders, which could adversely affect our operating results and cash flows.

Our backlog of open orders totaled $11.0 million as of December 31, 2015. We may be unable to meet the performance requirements, including performance specifications or delivery dates, required by such purchase orders.  Furthermore, our customers may be unable or unwilling to perform their obligations thereunder on a timely basis, or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals.  To the extent we are unable to perform under such purchase orders or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

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

A delisting from The NASDAQ Global Market and failure to obtain listing on another market or exchange would subject our common stock to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The NASDAQ Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market.

On March 3, 2016, the closing price of our common stock was $2.91 per share.

Our lack of financial and technical resources relative to our competitors may limit our revenues, potential profits, overall market share or value.

Our products and potential products incorporating our PicoP® scanning technology will compete with established manufacturers of existing products and companies developing new technologies. Many of our competitors have substantially greater financial, technical and other resources than we have. Because of their greater resources, our competitors may develop products or technologies that may be superior to our own. The introduction of superior competing products or technologies could result in reduced revenues, lower margins or loss of market share, any of which could reduce the value of our business.

We may not be able to keep up with rapid technological change and our financial results may suffer.

The information display and image capture industry has been characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards. Our success will depend upon our ability to further develop our PicoP® scanning technology platform and to cost effectively introduce new products and features in a timely manner to meet evolving customer requirements and compete with competitors' product advances. We may not succeed in these efforts due to:

  Delays in product development;
  Lack of market acceptance for our technology or products incorporating our PicoP scanning technology; or
  Lack of funds to invest in product research, development and marketing.

The occurrence of any of the above factors could result in decreased revenues, market share and value of our business.

We could face lawsuits related to our use of PicoP® scanning technology or other technologies. Defending these suits would be costly and time-consuming. An adverse outcome, in any such matter, could limit our ability to commercialize our technology or products incorporating our PicoP scanning technology, reduce our revenues and increase our operating expenses.

We are aware of several patents held by third parties that relate to certain aspects of light scanning displays and image capture products. These patents could be used as a basis to challenge the validity, limit the scope or limit our ability to obtain additional or broader patent rights of our patents or patents we have licensed. A successful challenge to the validity of our patents or patents we have licensed could limit our ability to commercialize our technology or products incorporating our PicoP scanning technology and, consequently, materially reduce our revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us with respect to current and future technology. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually be issued with claims that will be infringed by our products or our technology.

The defense and prosecution of a patent suit would be costly and time-consuming, even if the outcome were ultimately favorable to us. An adverse outcome in the defense of a patent suit could subject us to significant costs, require others and us to cease selling products incorporating our technology, require us to cease licensing our technology or require disputed rights to be licensed from third parties. Such licenses, if available, would increase our operating expenses. Moreover, if claims of infringement are asserted against our future co-development partners or customers, those partners or customers may seek indemnification from us for any damages or expenses they incur.

If we fail to manage expansion effectively, our revenue and expenses could be adversely affected.

Our ability to successfully offer products incorporating PicoP® scanning technology and implement our business plan in a rapidly evolving market requires an effective planning and management process. The growth in business and relationships with customers and other third parties has placed, and will continue to place, a significant strain on our management systems and resources. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to train and manage our work force.

If we fail to adequately reduce and control our manufacturing, supply chain and operating costs, our business, financial condition, and operating results could be adversely affected.

We incur significant costs related to procuring components and increasing our production capabilities to manufacture our products. We may experience delays, cost overruns or other unexpected costs associated with an increase in production. If we are unsuccessful in our efforts to reduce and control our manufacturing, supply chain and operating costs and keep costs aligned with the levels of revenues we generate, our business and financial condition could suffer.

Our technology and products incorporating our PicoP® scanning technology may be subject to future environmental, health and safety regulations that could increase our development and production costs.

Our technology and products incorporating our PicoP scanning technology could become subject to future environmental, health and safety regulations or amendments that could negatively impact our ability to commercialize our technology and products incorporating our PicoP scanning technology. Compliance with any such new regulations would likely increase the cost to develop and produce products incorporating our PicoP scanning technology, and violations may result in fines, penalties or suspension of production. If we become subject to any environmental, health, or safety laws or regulations that require us to cease or significantly change our operations to comply, our business, financial condition and operating results could be adversely affected.

Our operating results may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets we address.

In the recent past, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. Any continuation or worsening of the current global economic and financial conditions could materially adversely affect: (i) our ability to raise, or the cost of, needed capital, (ii) demand for our current and future products, and (iii) our ability to commercialize products. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, regionally or in the display industry.

Because we plan to continue using foreign contract manufacturers, our operating results could be harmed by economic, political, regulatory and other factors in foreign countries.

We currently use foreign contract manufacturers and plan to continue to use foreign contract manufacturers to manufacture current and future products, where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including, but not limited to:

  Political and economic instability;
  High levels of inflation, historically the case in a number of countries in Asia;
  Burdens and costs of compliance with a variety of foreign laws, regulations and sanctions;
  Foreign taxes and duties;
  Changes in tariff rates or other trade and monetary policies; and
  Changes or volatility in currency exchange rates and interest rates.

Our contract manufacturers' facilities could be damaged or disrupted by a natural disaster or labor strike, either of which would materially affect our financial position, results of operations and cash flows.

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

Intellectual property protection for our products, processes and technology is important and uncertain. If we do not obtain effective intellectual property protection for our products, processes and technology, we may be subject to increased competition. Our commercial success will depend, in part, on our ability and the ability of our licensors, to maintain the proprietary nature of our PicoP® scanning technology and other key technologies by securing valid and enforceable patents and effectively maintaining unpatented technology as trade secrets.

We protect our proprietary PicoP scanning technology by seeking to obtain United States and foreign patents in our name, or licenses to third party patents, related to proprietary technology, inventions, and improvements that may be important to the development of our business. However, our patent position and the patent position of our licensors involve complex legal and factual questions. The standards that the United States Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change.

Additionally, the scope of patents are subject to interpretation by courts and their validity can be subject to challenges and defenses, including challenges and defenses based on the existence of prior art. Consequently, we cannot be certain as to the extent to which we will be able to obtain patents for our new products and technology or the extent to which the patents that we already own or license from others, protect our products and technology. Reduction in scope of protection or invalidation of our licensed or owned patents, or our inability to obtain new patents, may enable other companies to develop products that compete directly with ours on the basis of the same or similar technology.

We also rely on the law of trade secrets to protect unpatented know-how and technology to maintain our competitive position. We try to protect this know-how and technology by limiting access to the trade secrets to those of our employees, contractors and partners, with a need-to-know such information and by entering into confidentiality agreements with parties that have access to it, such as our employees, consultants and business partners. Any of these parties could breach the agreements and disclose our trade secrets or confidential information, or our competitors might learn of the information in some other way. If any trade secret not protected by a patent were to be disclosed to or independently developed by a competitor, our competitive position could be negatively affected.

We could be subject to significant product liability claims that could be time-consuming and costly, divert management attention and adversely affect our ability to obtain and maintain insurance coverage.

We could be subject to product liability claims if any of the product applications are alleged to be defective or cause harmful effects. For example, because some of the scanning engines incorporating our PicoP® scanning technology could scan a low power beam of colored light into the user's eye, the testing, manufacture, marketing and sale of these products involve an inherent risk that product liability claims will be asserted against us.

Additionally, any misuse of our technology or products incorporating our PicoP scanning technology by end users or third parties that obtain access to our technology, could result in negative publicity and could harm our brand and reputation. Product liability claims or other claims related to our products or our technology, regardless of their outcome, could require us to spend significant time and money in litigation, divert management time and attention, require us to pay significant damages, harm our reputation or hinder acceptance of our products. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products and our PicoP scanning technology.

Our contracts and collaborative research and development agreements have long sales cycles, which makes it difficult to plan our expenses and forecast our revenues.

Our contracts and collaborative research and development agreements have long sales cycles that involve numerous steps including determining the product application, exploring the technical feasibility of a proposed product, evaluating the costs of manufacturing a product or qualifying a new or alternative contract manufacturer for production. Our long sales cycle, which can last several years, makes it difficult to predict the quarter in which revenue recognition will occur. Delays in entering into contracts and collaborative research and development agreements could cause significant variability in our revenues and operating results for any particular period.

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

Our success depends on our executive officers and other key personnel and on the ability to attract and retain qualified new personnel. Achievement of our business objectives will require substantial additional expertise in the areas of sales and marketing, research and product development and manufacturing. Competition for qualified personnel in these fields is intense, and the inability to attract and retain additional highly skilled personnel, or the loss of key personnel, could hinder our ability to compete effectively in the display and image capture markets and adversely affect our business strategy execution and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers are appointed by our Board of Directors and hold office until their successors are elected and duly qualified. The following persons serve as executive officers of MicroVision, Inc.:

Alexander Y. Tokman, age 54, has served as President, Chief Executive Officer and Director of MicroVision since January 2006. Mr. Tokman served as MicroVision's President and Chief Operating Officer from July 2005 to January 2006. Mr. Tokman, joined MicroVision after a 10-year tenure at GE Healthcare, a subsidiary of General Electric, where he led several global businesses, most recently as General Manager of its Global Molecular Imaging and Radiopharmacy multi-technology business unit from 2003 to 2005. Prior to that, between 1995 and 2003, Mr. Tokman served in various cross-functional and cross-business leadership roles at GE where he led the definition and commercialization of several medical modalities product segments including PET/CT, which added over $500 million of revenue growth to the company within the first three years of its commercial introduction. Mr. Tokman is a certified Six Sigma and Design for Six Sigma (DFSS) Black Belt and Master Black Belt and as one of GE's Six Sigma pioneers, he drove the quality culture change across GE Healthcare in the late 1990s. From November 1989 to March 1995, Mr. Tokman served as new technologies programs lead and the head of the I&RD office at Tracor Applied Sciences, a subsidiary of then Tracor, Inc. Mr. Tokman holds a B.S. and an M.S. in electrical engineering from the University of Massachusetts, Dartmouth.

Stephen P. Holt, age 53, joined MicroVision in April 2013 as Chief Financial Officer. Prior to MicroVision, from May 2007 to May 2012, he served as Chief Financial Officer of PixelOptics, where he played a lead role in bringing the company's first electronic focusing eyewear product to market. At this venture capital-backed start-up, Mr. Holt raised capital and negotiated strategic partner agreements to license technology in addition to implementing policies and procedures to create an infrastructure capable of supporting rapid growth while maintaining a strong internal control environment. From March 2006 to April 2007, he was the Chief Financial Officer of Interstate Distributors, a trucking and transportation services company. From December 2003 to March 2006, he was the Chief Financial Officer of a group of companies consisting of Activelight, Boxlight, Cinelight and Projector Wholesale Supply. These companies were value-added resellers and distributors of audio-visual and projection equipment. Mr. Holt, a Certified Management Accountant, holds a B.S. from California State University, Chico and an M.B.A. from Santa Clara University.

David J. Westgor, age 62, was appointed Vice President, General Counsel and Secretary in November 2013, after serving as General Counsel since December 2012 and Deputy General Counsel since June 2007. In his current role, Mr. Westgor oversees the legal department, advises the Board of Directors and executive team on corporate governance matters, and provides support for the company's business activities. Before joining MicroVision, Mr. Westgor was Senior Counsel at Medtronic Physio-Control, where he had primary responsibility for the legal affairs of its medical and informatics business units. Mr. Westgor graduated from Loyola Law School and practiced in the Los Angeles office of Pillsbury Winthrop. He moved to the Seattle area to become in-house counsel at Advanced Radio Telecom, a broadband telecommunications company. Mr. Westgor holds a B.A. from St. Olaf College and an M.F.A. degree from the Art Institute of Chicago.

Dale E. Zimmerman, age 56, has served as Vice President of Research and Development since June 2012 and as Director of Systems Engineering from June 2011 to May 2012. Prior to MicroVision, from February 2006 to December 2008, he served as Vice President of Product Strategy of Silicon Image, a company specializing in high speed serial interface solutions for HDTV, PC and storage products. From 1996 to 2006, he served as General Manager of DLP TV for Texas Instruments, where he played an important role in launching the first conference room projectors, home theater projectors, and HDTVs. His teams have received many awards, including three Emmys and CES Innovation Best of Show. He holds both a B.S. and an M.S. degree in electrical and electronics engineering from Massachusetts Institute of Technology (MIT) and a second M.S. in electrical engineering from Stanford University.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading publicly on August 27, 1996. Our common stock trades on The NASDAQ Global Market under the ticker symbol "MVIS." We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operations of our business and do not anticipate paying dividends on the common stock in the foreseeable future.

As of March 3, 2016, there were approximately 113 holders of record of 47,435,000 shares of common stock outstanding. As many of our shares of common stock are held by brokerages and institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

	Common Stock
Quarter Ended	HIGH	LOW
2014
March 31, 2014	$3.38	$1.12
June 30, 2014	2.36	1.49
September 30, 2014	2.43	1.75
December 31, 2014	2.04	1.59

2015
March 31, 2015	$4.23	$1.72
June 30, 2015	3.88	2.86
September 30, 2015	3.54	2.56
December 31, 2015	3.47	2.20

January 1, 2016 to March 3, 2016	$3.08	$2.28

ITEM 6. SELECTED FINANCIAL DATA

A summary of selected financial data as of and for the five years ended December 31, 2015 is set forth below. It should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. A 1:8 reverse stock split of our common stock became effective on February 17, 2012. The share and per share amounts discussed and shown in the tables below have been adjusted to reflect the reverse stock split.

	Year Ended December 31,
(In thousands, except per share data)	2015	2014	2013	2012	2011
Statement of Operations Data
Revenue	$9,188	$3,485	$5,852	$8,365	$5,617
Net loss available for common shareholders	(14,542)	(18,120)	(13,178)	(22,693)	(35,808)
Basic and diluted net loss per share	(0.31)	(0.44)	(0.47)	(1.05)	(2.57)
Weighted-average shares outstanding basic and diluted	46,540	41,599	28,025	21,595	13,919
Balance Sheet Data
Cash and cash equivalents	$7,888	$8,349	$5,375	$6,850	$13,075
Working capital (deficit)	3,371	5,040	(3,878)	1,831	5,913
Total assets	14,042	11,945	8,447	12,938	23,870
Long-term liabilities	6,491	488	481	20	326
Total shareholders' equity (deficit)	(153)	6,872	(1,696)	5,054	10,802

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our business strategy is to commercialize our PicoP® scanning technology by enabling ODMs and OEMs to produce scanning engines by licensing our technology to those ODMs and OEMs, and by selling key scanning engine components to them, as needed. In 2013 and 2014, our revenues were primarily derived from engineering services from collaborative research and development and contract agreements. In 2015, our revenue was primarily generated from product sales and royalty revenue, and engineering services has become a smaller part of our business. We expect product sales and royalty revenue to be a significant portion of our total revenue in the future.

In 2015, 70% of our revenue was generated from product sales, 17% was generated from performance on contracts, 13% was generated from royalties, and no revenue was generated from performance on collaborative research and development agreements. Sony Corporation accounted for 98% of our total revenue in 2015.

In 2014, 49% of our revenue was generated from performance on collaborative research and development agreements, 40% was generated from performance on contracts, 10% was generated from product sales, and 1% was generated from royalties. Two commercial customers accounted for 65% of our total revenue in 2014.

In 2013, 50% of our revenue was generated from performance on collaborative research and development agreements, 39% was generated from product sales, 10% was generated from performance on contracts, and 1% was generated from royalties. Two commercial customers accounted for 86% of our total revenue in 2013.

We have incurred substantial losses since inception and expect to incur a significant loss during the fiscal year ending December 31, 2016.

We have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2015 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These financial statements were prepared assuming we will continue as a going concern.

Key accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that materially affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We evaluate our estimates on a continuous basis. We base our estimates on historical data, terms of existing contracts, our evaluation of trends in the display and image capture industries, information provided by our current and prospective customers and strategic partners, information available from other outside sources and on various other assumptions we believe to be reasonable under the circumstances. The results form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following key accounting policies require significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

We recognize revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and there are no uncertainties regarding customer acceptance, (iii) fees are fixed or determinable, and (iv) collection is reasonably assured.

We generate revenue from many sources and activities. We enter into arrangements that can include various combinations of product sales, services, and licensing activities. For multiple-element arrangements, we use a hierarchy to determine the contract consideration to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third party evidence of selling price (TPE), and (iii) best estimate of selling price. To date, our revenue sources can be classified as: product revenue, royalty revenue, contract revenue, or development revenue.

Product revenue

Our product sales generally include acceptance provisions. We recognize product revenue upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. No estimates are made for product returns because revenue is recognized upon expiration of the contractual acceptance period.

Contract revenue

We recognize contract revenue on long-term, cost plus fixed fee, and fixed price contracts using the percentage-of-completion method. Under the percentage-of- completion method, revenue is recognized as work progresses on the contract. The percentage-of-completion method relies on estimates of total expected contract revenue and costs. At the end of each period, we estimate the labor, material and other costs required to complete the contract using data provided by our technical team, project managers, vendors, outside consultants and others and compare these to costs incurred to date.

Recognized revenues are subject to amendments for actual costs incurred. Amendments to revenue and costs to complete estimates are recognized in the period in which the facts become known. In the future, amendments to estimates could significantly impact recognized revenue in any one reporting period. If we are unable to estimate costs on a contract, revenue is recognized using the completed-contract method. Under the completed-contract method, revenue and contract costs are deferred and both are recognized when all deliverables are completed.

Development revenue

We evaluate the performance criteria and terms of our collaborative research and development agreements to determine whether revenue should be recognized under a performance-based method or milestone method. Significant items covered in our evaluation include the following:

  The nature of our obligation under the agreement;
  Whether provisions leading to variable revenues exist;
  Whether any payments are refundable;
  Whether the deliverables should be treated as a single unit of accounting or separated into multiple units;
  Whether substantive milestones exist;
  Whether milestone payments are commensurate with either our level of effort or the increase in value of the customer's rights; and
  Whether a licensing agreement exists.

At the end of each period, we evaluate total estimated costs for each agreement. Amendments to the estimated costs are recognized in the period in which the facts become known. Any related costs for work performed under collaborative research and development agreements are expensed in the periods incurred and included in the Statement of Operations in research and development expense.

Intangible assets

Our intangible assets consist exclusively of purchased patents. The patents are amortized using the straight-line method over their estimated period of benefit, ranging from one to seventeen years. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. We compare the projected undiscounted net cash flows associated with the related intangible assets or group of assets over their remaining lives against their respective carrying amounts. Measurement of an impairment loss for our intangible assets is based on the difference between the fair value of the asset and its carrying value.

Inventory valuation

We value inventory at the lower of cost or market with cost determined on a net-realizable value basis. We make judgments and estimates to value our inventory and make adjustments to its carrying value. We review several factors in determining the market value of our inventory including: evaluating the replacement cost of the raw materials, the net-realizable value of the finished goods, and the likelihood of obsolescence. If we do not achieve our targeted sales prices, if market conditions for our components or products were to decline, or if we do not achieve our sales forecast, additional reductions in the carrying value of the inventory would be required.

Warranty

We provide a warranty on scanning engines and components incorporating our PicoP scanning technology, and we accrue warranty reserves at the time revenue is recognized. Warranty reserves include management's best estimate of the projected costs to repair or to replace any items under warranty based upon the actual units of revenue recognized in the period. We review our reserves each period to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future.

Share-based compensation

We issue share-based compensation to employees in the form of options exercisable into our common stock and restricted shares of our common stock. We account for equity instruments issued to employees using the straight-line attribution method of allocating the fair value of share-based compensation expense over the requisite service period of the related award. We determine the fair value of options using the Black-Scholes option pricing model with estimates of option lives, stock price volatilities and interest rates, expensed over the periods of service allowing for pre-vest forfeitures. The fair value of restricted shares is determined by the number of shares granted and the closing price of our common stock on the NASDAQ Global Market on the date of grant. Changes in the estimated inputs or using other option valuation methods could result in materially different option values and share-based compensation expense.

Warrant liability

In combination with our registered direct offerings of common stock in May 2013 and September 2013, we issued warrants to purchase our common stock. Based on the terms in the exchange provision of the warrants issued, we made the determination to classify the warrants as a liability given that the exchange provision could result in the issuance of a variable number of shares of common stock. At each balance sheet date while such warrants were outstanding, we evaluated the fair value of the warrants and any change in value is recorded as a non-operating gain or loss on the statement of operations. Due to the conditional exchange provision of the warrants, the determination of the fair value of the warrant liability varied depending on our common stock price. Because the price of our common stock was less than the exercise price of the warrant, we calculated the fair value of the warrant liability as the fair value of the common stock that would have been required to be issued to settle the exchange provision of the warrant. When the exchange provision was exercised by the holder, we recognized a gain or loss on the exchange based on the fair market value of the common stock issued by us to the holder to satisfy the exchange provision.

Income taxes

Significant judgment is required in evaluating our tax position and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. Based on our history of losses since inception, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets. Our actual tax exposure may differ from our estimates and any such differences may impact income our tax expense in the period in which such determination is made.

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

Inflation has not had a material impact on our revenues or income from continuing operations over the three most recent fiscal years.

Results of Operations

YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014.

Product revenue
		% of		% of
		total		total
	2015	revenue	2014	revenue	$ change	% change
(In thousands)
Product revenue	$6,452	70.2	$352	10.1	$6,100	1,733.0

Product revenue is revenue from sales of our products and products incorporating our PicoP scanning technology. Product revenue was higher during the year ended December 31, 2015 than the same period in 2014, due to higher product sales to Sony Corporation as part of continued shipments of orders we received during 2015 and 2014 totaling $14.6 million and $3.8 million, respectively, for key components to be integrated into display modules it manufactures and sells.

From time to time, raw materials and manufacturing delays and components received that do not meet quality standards have resulted in delivery delays to our customers. The backlog of product orders at December 31, 2015 was $11.0 million compared to $3.6 million at December 31, 2014. The product backlog is scheduled for delivery within the next twelve months.

Royalty revenue

		% of		% of
		total		total
	2015	revenue	2014	revenue	$ change	% change
(In thousands)
Royalty revenue	$1,165	12.7	$40	1.1	$1,125	2,812.5

Royalty revenue is revenue under license agreements to our PicoP® scanning technology. Royalty revenue was higher during the year ended December 31, 2015, compared to the same period in 2014, as a result of the prorated revenue that was recognized from the $8.0 million upfront license fee we received from Sony Corporation in March 2015 and ongoing per unit royalties on display modules it sells.

Contract revenue

		% of		% of
		total		total
	2015	revenue	2014	revenue	$ change	% change
(In thousands)
Contract revenue	$1,571	17.1	$1,402	40.2	$169	12.1

Contract revenue includes revenue from support service contracts and the sale of prototype units and evaluation kits incorporating our PicoP scanning technology. In October 2014, we entered into a $1.5 million agreement to provide display module support services to Sony Corporation for the production readiness, initial production and market launch for its products incorporating our PicoP scanning technology. Because we were unable to estimate costs on the contract, revenue was recognized using the completed-contract method. Under the completed-contract method, revenue and contract costs were deferred and both were recognized when all deliverables and obligations were completed. During the year ended December 31, 2015, we recognized the full contract value of $1.5 million in revenue, having completed all deliverables and obligations under the agreement. During the year ended December 31, 2014, our contract revenue included the delivery of prototype units to customers in the automotive and consumer electronics industries, as well as the delivery of customized scanning engines to a worldwide logistics company during the third quarter of that year.

The contract backlog, including orders for prototype units and evaluation kits, at December 31, 2015 was $45,000 compared to $1.5 million at December 31, 2014, and is scheduled for completion during the next twelve months.

Development revenue

		% of		% of
		total		total
	2015	revenue	2014	revenue	$ change	% change
(In thousands)
Development revenue	$-	-	$1,691	48.5	$(1,691)	(100.0)

Development revenue is revenue from performance on collaborative research and development agreements with commercial customers researching and developing commercial applications for our PicoP scanning technology. In March 2013, we entered into a $4.6 million collaborative research and development agreement with Sony Corporation to incorporate our PicoP scanning technology into a display module that could enable a variety of new products. As of September 30, 2014, we had completed all deliverables and obligations under the collaborative research and development agreement and had recognized the full contract value of $4.6 million. Based on the terms of this agreement, we recognized development revenue as work progressed on the agreement and as our customer accepted the deliverables using a proportional method based on the lesser of the cumulative proportion of total estimated costs to be incurred under the agreement versus the cash payments received plus outstanding billings for work accepted by the customer.

Cost of product revenue
		% of		% of
		product		product
	2015	revenue	2014	revenue	$ change	% change
(In thousands)
Cost of product revenue	$6,384	98.9	$228	64.8	$6,156	2,700.0

Cost of product revenue includes the direct and allocated indirect costs of manufacturing products sold to customers. Cost of product revenue can fluctuate significantly from period to period, depending on the volume and product mix and the level of manufacturing overhead expense. Cost of product revenue was higher during the year ended December 31, 2015, than the same period in 2014, as a result of higher product sales to Sony Corporation.

Cost of contract revenue
		% of		% of
		contract		contract
	2015	revenue	2014	revenue	$ change	% change
(In thousands)
Cost of contract revenue	$796	50.7	$816	58.2	$(20)	(2.5)

Cost of contract revenue includes both the direct and allocated indirect costs of performing on contracts and producing prototype units and evaluation kits. The decrease in cost of contract revenue for the year ended December 31, 2015, compared to 2014, was primarily attributed to reduced contract activity compared to the prior year.

Research and development expense
	2015	2014	$ change	% change
(In thousands)
Research and development expense	$8,680	$9,067	$(387)	(4.3)

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

The decrease in research and development expense during the year ended December 31, 2015, compared to 2014, was primarily attributable to the allocation of resources to a commercial contract during the period, and these costs were recognized as cost of contract revenue upon completion of all deliverables and obligations under the agreement.

We believe that a substantial level of continuing research and development expense will be required to further develop our PicoP scanning technology. Accordingly, we anticipate our level of research and development spending will continue to be substantial.

Sales, marketing, general and administrative expense
	2015	2014	$ change	% change
(In thousands)
Sales, marketing, general and administrative expense	$7,879	$7,005	$874	12.5

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense during the year ended December 31, 2015, compared to 2014, was primarily attributed to increased business development payroll costs and higher outsourced professional and contract services costs.

Gain on sale of previously reserved inventory
	2015	2014	$ change	% change
(In thousands)
Gain on sale of previously reserved inventory	$(1)	$(463)	$462	(99.8)

Gain on sale of previously reserved inventory includes the sales of excess component inventory for discontinued products and was fully reserved in prior periods.

Gain (loss) on warrant exchange
	2015	2014	$ change	% change
(In thousands)
Gain (loss) on warrant exchange	$-	$(4,967)	$4,967	(100.0)

In February 2014, we issued 3.7 million shares of our common stock under the exchange provisions of our then-outstanding warrants. During the year ended December 31, 2014, we recorded a loss of $5.0 million on the exchange as the fair market value of the common stock issued was greater than the obligation recorded due to an increase in our stock price from December 31, 2013 to the date the warrants were exchanged.

During the year ended December 31, 2015, there were no outstanding warrants with exchange provisions.

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013.

Product revenue
		% of		% of
		total		total
	2014	revenue	2013	revenue	$ change	% change
(In thousands)
Product revenue	$352	10.1	$2,300	39.3	$(1,948)	(84.7)

Product revenue was lower during the year ended December 31, 2014, than the same period in 2013, as a result of lower component sales. The backlog of product orders at December 31, 2014 was $3.6 million compared to $147,000 at December 31, 2013.

Royalty revenue

		% of		% of
		total		total
	2014	revenue	2013	revenue	$ change	% change
(In thousands)
Royalty revenue	$40	1.1	$41	0.7	$(1)	(2.4)

Contract revenue

		% of		% of
		total		total
	2014	revenue	2013	revenue	$ change	% change
(In thousands)
Contract revenue	$1,402	40.2	$602	10.3	$800	132.9

The increase in contract revenue during the year ended December 31, 2014, compared to 2013, was primarily the result of the delivery of customized scanning engines to a worldwide logistics company during the third quarter of 2014.

The contract backlog, including orders for prototype units and evaluation kits, at December 31, 2014 was $1.5 million, compared to $285,000 at December 31, 2013.

Development revenue

		% of		% of
		total		total
	2014	revenue	2013	revenue	$ change	% change
(In thousands)
Development revenue	$1,691	48.5	$2,909	49.7	$(1,218)	(41.9)

In March 2013, we entered into a $4.6 million collaborative research and development agreement with Sony Corporation to incorporate our PicoP® scanning technology into a display module that could enable a variety of new products. As of September 30, 2014, we had completed all deliverables and obligations under the collaborative research and development agreement and had recognized the full contract value of $4.6 million.

The backlog of collaborative research and development agreements at December 31, 2014 was zero, compared to $1.7 million at December 31, 2013.

Cost of product revenue
		% of		% of
		product		product
	2014	revenue	2013	revenue	$ change	% change
(In thousands)
Cost of product revenue	$228	64.8	$1,518	66.0	$(1,290)	(85.0)

Cost of product revenue was lower during the year ended December 31, 2014, compared to 2013, as a result of reduced product sales.

Cost of contract revenue
		% of		% of
		contract		contract
	2014	revenue	2013	revenue	$ change	% change
(In thousands)
Cost of contract revenue	$816	58.2	$283	47.0	$533	188.3

The increase in cost of contract revenue during the year ended December 31, 2014, compared to 2013, was primarily attributed to the higher direct costs related to the delivery of customized scanning engines to a worldwide logistics company during the third quarter of 2014.

Research and development expense
	2014	2013	$ change	% change
(in thousands)
Research and development	$9,067	$10,544	$(1,477)	(14.0)

The decrease in research and development expense during the year ended December 31, 2014, compared to 2013, was primarily attributed to lower purchased labor and reduced non-cash compensation expense.

Sales, marketing, general and administrative expense
	2014	2013	$ change	% change
(in thousands)
Sales, marketing, general and administrative	$7,005	$8,757	$(1,752)	(20.0)

The decrease in sales, marketing, general and administrative expense during the year ended December 31, 2014, compared to 2013, was primarily attributed to decreased payroll costs, lower depreciation expense and reduced non-cash compensation expense.

Gain on sale of previously reserved inventory
	2014	2013	$ change	% change
(in thousands)
Gain on sale of previously reserved inventory	$(463)	$(156)	$(307)	196.8

Gain on sale of previously reserved inventory includes the sales of excess component inventory for discontinued products and was fully reserved in prior periods. The increase in gain on sale of previously reserved inventory during the year ended December 31, 2014, compared to 2013, was due to increased sales of previously reserved excess component inventory.

Gain (loss) on warrant exchange
	2014	2013	$ change	% change
(in thousands)
Gain (loss) on warrant exchange	$(4,967)	$1,900	$(6,867)	(361.4)

In February 2014, we issued 3.7 million shares of our common stock under the exchange provisions of our then-outstanding warrants. At December 31, 2014, we recorded a loss of $5.0 million on the exchange as the fair market value of the common stock issued was greater than the obligation recorded due to an increase in our stock price from December 31, 2013 to the date the warrants were exchanged. At December 31, 2013, we recorded non-operating gains of $1.9 million related to the change in fair value of the warrants.

Income taxes

No provision for income taxes has been recorded because we have experienced net losses from inception through December 31, 2015. At December 31, 2015, we had net operating loss carry-forwards of approximately $359.7 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $6.7 million. The net operating loss carry-forwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2018 to 2035 if not previously used.

In addition to the tax benefits above, we have $786,000 of capital loss carry-forwards that are scheduled to expire between 2016 and 2017. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our shareholders during any three-year period would result in a limitation on our ability to use a portion of our net operating loss carry-forwards.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. We did not have any unrecognized tax benefits at December 31, 2015 or at December 31, 2014.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At December 31, 2015, we had $7.9 million in cash and cash equivalents.

Based on our current operating plan, and assuming no additional funds from our existing ATM facility, we anticipate that we have sufficient cash and cash equivalents to fund our operations through June 2016. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through the issuance of equity or debt securities and/or product sales and licensing activities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing our planned investment in development projects, staff, operating costs, capital expenditures and investments in research and development.

We have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2015 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These financial statements were prepared assuming we will continue as a going concern.

Operating activities

Cash used in operating activities totaled $5.8 million during 2015, compared to $13.0 million in 2014, and $12.7 million in 2013. The change in cash flows from operating activities in 2015 primarily reflects an $8.0 million upfront payment we received under the terms of the license agreement with Sony Corporation for our PicoP® scanning technology. Cash used in operating activities resulted primarily from cash used to fund our net loss, after adjusting for non-cash charges such as realized gains and losses on warrant exchange, share-based compensation, depreciation and amortization charges and changes in operating assets and liabilities.

Investing activities

Cash used in investing activities totaled $1.1 million in 2015, compared to $173,000 in 2014, and $340,000 in 2013. Purchases of property and equipment during 2015 totaled $1.1 million, compared to $207,000 in 2014, and $375,000 in 2013. There was no activity in the sale of property and equipment during 2015, compared to $34,000 in 2014, and $35,000 in 2013.

Financing activities

Cash provided by financing activities totaled $6.5 million in 2015, compared to $16.1 million in 2014, and $11.5 million in 2013. Principal payments under capital leases and long-term debt was zero in 2015. In 2014 and 2013, principal payments totaled $15,000 and $120,000, respectively.

The following is a list of our financing activities during 2015, 2014 and 2013.

  In May 2015, we entered into an ATM agreement with Meyers Associates, L.P. Under the terms of the agreement, we may, from time to time, at our discretion, offer and sell shares of our common stock having an aggregate value of up to $6.0 million. As of December 31, 2015, we have received gross proceeds of approximately $2.3 million before issuance costs of approximately $85,000 from the sale of 742,000 shares of our common stock.
  During the year ended December 31, 2015, we received $3.3 million from the exercise of warrants to purchase 1.5 million shares of our common stock, which warrants were issued in connection with earlier financing transactions.
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
  In May 2013, we raised $5.9 million before issuance costs of approximately $362,000 from the sale of 2.6 million shares of common stock and warrants to purchase up to an aggregate of 2.0 million shares of our common stock in a registered direct offering.

Our cash requirements will depend on many factors, including, but not limited to, the rate at which ODMs and OEMs introduce products incorporating our PicoP® scanning technology and the market acceptance and competitive position of such products. Our ability to raise capital will depend on numerous factors, including the following:

  Market acceptance of products incorporating our PicoP scanning technology;
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

If we are successful in establishing ODM or OEM co-development and joint venture arrangements, we expect our partners to fund certain non-recurring engineering costs for technology development and/or for product development. Nevertheless, we expect our cash requirements to remain high as we expand our activities and operations with the objective of commercializing our PicoP scanning technology.

Contractual obligations

The following table lists our contractual obligations as of December 31, 2015 (in thousands):

	Payments Due By Period
	Less than			More than
	1 year	1-3 years	3-5 years	5 years		Total
Contractual Obligations
Open purchase obligations *	$2,497	$-	$-	$-		$2,497
Minimum payments under operating leases	442	885	38	-		1,365
Minimum payments under research, royalty and
licensing agreements	52	104	24	48	†	228
	$2,991	$989	$62	$48		$4,090

* Open purchase obligations represent commitments to purchase inventory, materials, capital equipment, maintenance agreements and other goods used in the normal operation of our business.

+License and royalty obligations continue through the lives of the underlying patents, which is currently through at least 2024.

Recent accounting pronouncements

See Note 2, "Summary of significant accounting policies," in the Notes to the consolidated financial statements found in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of December 31, 2015, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risks is not material.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity, and return. As of December 31, 2015, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts. The values of cash and cash equivalents as of December 31, 2015, are as follows (in thousands):

	Amount	Percent
Cash and cash equivalents	$7,888	100%
Less than one year	-	-
	$7,888	100%

Foreign Exchange Rate Risk

Our major contract and collaborative research and development agreements, product sales, and licensing activity payments are currently made in U.S. dollars. However, in the future we may enter into contracts or collaborative research and development agreements in foreign currencies that may subject us to foreign exchange rate risk. We have entered into purchase orders and supply agreements in foreign currencies in the past and may enter into such arrangements, from time to time, in the future. We believe our exposure to currency fluctuations related to these arrangements is not material. We may enter into foreign currency hedges to offset material exposure to currency fluctuations when we can adequately determine the timing and amounts of the exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
MicroVision, Inc.

We have audited the accompanying consolidated balance sheets of MicroVision, Inc. (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MicroVision, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MicroVision, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2016, expressed an unqualified opinion thereon.

/s/ Moss Adams LLP

Seattle, Washington
March 8, 2016

MicroVision, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31,
Assets	2015	2014
Current assets
Cash and cash equivalents	$7,888	$8,349
Accounts receivable, net of allowances of $38 and $52, respectively	1,687	669
Inventory	862	116
Other current assets	638	491
Total current assets	11,075	9,625

Property and equipment, net	1,669	894
Restricted cash	435	435
Intangible assets, net	845	973
Other assets	18	18
Total assets	$14,042	$11,945

Liabilities and shareholders' equity (deficit)
Current liabilities
Accounts payable	$2,183	$1,626
Accrued liabilities	3,399	2,729
Deferred revenue	2,122	-
Billings on uncompleted contracts in excess of related costs	-	230
Total current liabilities	7,704	4,585

Deferred revenue, net of current portion	6,149	-
Deferred rent, net of current portion	342	488
Total liabilities	14,195	5,073

Commitments and contingencies (Note 11)

Shareholders' equity (deficit)
Preferred stock, par value $0.001; 25,000 shares authorized; zero and
zero shares issued and outstanding, respectively	-	-
Common stock, par value $0.001; 100,000 shares authorized;
47,423 and 44,758 shares issued and outstanding at December 31,
2015 and 2014, respectively	47	45
Additional paid-in capital	483,171	475,656
Accumulated deficit	(483,371)	(468,829)
Total shareholders' equity (deficit)	(153)	6,872
Total liabilities and shareholders' equity (deficit)	$14,042	$11,945

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013

Product revenue	$6,452	$352	$2,300
Royalty revenue	1,165	40	41
Contract revenue	1,571	1,402	602
Development revenue	-	1,691	2,909
Total revenue	9,188	3,485	5,852

Cost of product revenue	6,384	228	1,518
Cost of contract revenue	796	816	283
Total cost of revenue	7,180	1,044	1,801

Gross profit	2,008	2,441	4,051

Research and development expense	8,680	9,067	10,544
Sales, marketing, general and administrative expense	7,879	7,005	8,757
Gain on sale of previously reserved inventory	(1)	(463)	(156)
Total operating expenses	16,558	15,609	19,145
Loss from operations	(14,550)	(13,168)	(15,094)

Gain (loss) on warrant exchange	-	(4,967)	1,900
Other income, net	8	15	16
Net loss	$(14,542)	$(18,120)	$(13,178)

Net loss per share - basic and diluted	$(0.31)	$(0.44)	$(0.47)

Weighted-average shares outstanding - basic and diluted	46,540	41,599	28,025

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Shareholders' Equity (Deficit)
(In thousands)

			Additional		Total
	Common Stock		paid-in	Accumulated	Shareholders'
	Shares	Par value	capital	deficit	equity (deficit)

Balance at December 31, 2012	25,237	$25	$442,560	$(437,531)	$5,054
Share-based compensation expense	323	-	1,589	-	1,589
Exercise of options	23	-	41	-	41
Sales of common stock and warrants	6,128	7	4,255	-	4,262
Exchange of warrants	358	-	536	-	536
Net loss	-	-	-	(13,178)	(13,178)
Balance at December 31, 2013	32,069	32	448,981	(450,709)	(1,696)
Share-based compensation expense	105	-	705	-	705
Sales of common stock and warrants	8,871	9	16,105	-	16,114
Exchange of warrants	3,713	4	9,865	-	9,869
Net loss	-	-	-	(18,120)	(18,120)
Balance at December 31, 2014	44,758	45	475,656	(468,829)	6,872
Share-based compensation expense	86	-	1,011	-	1,011
Exercise of warrants and options	1,510	1	3,299	-	3,300
Sales of common stock and warrants	1,069	1	3,205	-	3,206
Net loss	-	-	-	(14,542)	(14,542)
Balance at December 31, 2015	47,423	$47	$483,171	$(483,371)	$(153)

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(14,542)	$(18,120)	$(13,178)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	429	414	923
Amortization of intangible assets	128	132	158
Impairment of intangible assets	-	40	277
Non-cash share-based compensation expense	1,007	713	1,606
(Gain) loss on warrant exchange	-	4,967	(1,900)
Inventory write-downs	287	42	303
Other non-cash adjustments	(62)	(91)	(66)
Change in:
Accounts receivable	(1,018)	(645)	1,091
Inventory	(1,033)	(109)	145
Other current and non-current assets	(147)	(155)	884
Accounts payable	493	(25)	(1,486)
Accrued liabilities	590	335	(1,387)
Deferred revenue	8,271	-	(609)
Billings on uncompleted contracts in excess of related costs	(230)	(450)	582
Net cash used in operating activities	(5,827)	(12,952)	(12,657)

Cash flows from investing activities
Proceeds on sale of property and equipment	-	34	35
Purchases of property and equipment	(1,140)	(207)	(375)
Net cash used in investing activities	(1,140)	(173)	(340)

Cash flows from financing activities
Principal payments under capital leases and long-term debt	-	(15)	(120)
Net proceeds from issuance of common stock and warrants	6,506	16,114	11,642
Net cash provided by financing activities	6,506	16,099	11,522

Net increase (decrease) in cash and cash equivalents	(461)	2,974	(1,475)
Cash and cash equivalents at beginning of period	8,349	5,375	6,850
Cash and cash equivalents at end of period	$7,888	$8,349	$5,375

Supplemental disclosure of cash flow information
Cash paid for interest	$2	$3	$12

Supplemental schedule of non-cash investing and financing activities

Non-cash additions to property and equipment	$165	$101	$407

Issuance of common stock for exchange of warrants	$-	$9,869	$536

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Notes to Consolidated Financial Statements
For the year ended December 31, 2015

1. THE COMPANY AND LIQUIDITY

MicroVision, Inc. is a pioneer in LBS technology that we market under our brand name PicoP®. We have developed our proprietary PicoP scanning technology that can be adopted by our customers to create high-resolution miniature projection and three-dimensional sensing and image capture solutions that use laser diodes as the light source. Our PicoP scanning technology incorporates our patented expertise in two-dimensional MEMS, lasers, optics, and electronics to create a small form factor scanning engine with lower power needs than many other technologies that projects high-quality video and still image and/or uses depth sensing to capture three-dimensional data.

Based on our current operating plan, and assuming no additional funds from our existing ATM facility, we anticipate that we have sufficient cash and cash equivalents to fund our operations through June 2016. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through the issuance of equity or debt securities and/or product sales and licensing activities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing our planned investment in our production capabilities or research and development projects, staff, operating costs, capital expenditures.

Our capital requirements will depend on many factors, including, but not limited to, the rate at which ODMs or OEMs introduce products incorporating PicoP scanning technology and the market acceptance and competitive position of such products. If revenues are less than anticipated, if the mix of revenues vary from anticipated amounts, or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to further the development of our technologies, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. In addition, our operating plan provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by us.

We have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2015 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These consolidated financial statements are prepared assuming we will continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. We have identified the following areas where estimates and assumptions have been made in preparing the financial statements: revenue recognition, inventory valuation, valuation of share-based payments, intangibles impairment assessment and related disclosure of contingent assets and liabilities.

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying value of our financial instruments approximates fair value due to their short maturities.

Our cash equivalents are comprised of money market savings accounts.

Intangible assets

Our intangible assets consist exclusively of purchased patents. The patents are amortized using the straight-line method over their estimated period of benefit, ranging from one to seventeen years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of their carrying values to the projected undiscounted net cash flows associated with the related intangible assets or group of assets over their remaining lives. Measurement of an impairment loss for our intangible assets is based on the difference between the fair value of the asset and its carrying value.

Inventory

Inventory consists of raw materials and finished goods assemblies. Inventory is stated at the lower of cost or market. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net-realizable value when required. In addition, we reduce the value of our inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through the normal course of business during the next twelve months.

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

Restricted cash

As of December 31, 2015 and 2014, restricted cash was in money market savings accounts and serve as collateral for $435,000 in irrevocable letters of credit. The restricted cash balance includes two letters of credit which are outstanding in connection with a lease agreement for our corporate headquarters building in Redmond, Washington. The balance is required over the term of the lease, which expires in January 2019.

Revenue recognition

We recognize revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and there are no uncertainties regarding customer acceptance, (iii) fees are fixed or determinable, and (iv) collection is reasonably assured.

We generate revenue from many sources and activities. We enter into arrangements that can include various combinations of product sales, services, and licensing activities. For multiple-element arrangements, we use a hierarchy to determine the contract consideration to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third party evidence of selling price (TPE), and (iii) best estimate of selling price. To date, our sources can be classified as: product revenue, royalty revenue, contract revenue, or development revenue.

Product revenue

Product revenue is revenue from our sales of our products, which are MEMS and ASICs. Our product sales generally include acceptance provisions. We recognize product revenue upon acceptance of the product by the customer or the expiration of the contractual acceptance period, after which there are no rights of return. Provisions are made for warranties at the time revenue is recognized. Our product revenue, from period to period, may vary substantially due to the timing of product orders from customers, product shipments, production constraints and availability of components and raw materials.

Fulfillment and delivery of the backlog is dependent upon the successful supply chain development and delivery of required components to us.  From time to time, raw materials and manufacturing delays and components received that do not meet quality standards have resulted in delivery delays to our customers.

Royalty revenue

Royalty revenue is revenue under license agreements to our PicoP scanning technology. We recognize revenue on upfront license fees over the expected time frame that we provide services or have ongoing obligations under the agreement. Ongoing per unit royalties are reported by the customer and are recognized as revenue in the period in which the data becomes available to us.

Contract revenue

Contract revenue includes revenue from support service contracts and the sale of prototype units and evaluation kits incorporating our PicoP scanning technology. Our contract revenue in a particular period is dependent upon when we enter into a contract, the value of the contracts we have entered into, and the availability of technical resources to perform work on the contracts. We recognize contract revenue upon acceptance of the deliverables by the customer or expiration of the contractual acceptance period, after which there are no rights of return.

We recognize contract revenue on long-term, cost plus fixed fee, and fixed price contracts using the percentage-of-completion method. Our analysis of these contracts also contemplates whether contracts should be combined or segmented. The combination of two or more contracts requires judgment in determining whether the intent of entering into the contracts was effectively to enter into a single project, which should be combined to reflect an overall profit rate. Similarly, we may segment a project, which may consist of a single contract or group of contracts, with varying rates of profitability. Judgment in determining whether a single contract or group of contracts may be segmented based on the arrangement negotiated and the performance criteria. The decision to combine a group of contracts or segment a contract could change the amount of revenue and gross profit recorded in a given period.

Under the percentage-of-completion method, revenue is recognized as work progresses on the contract. The percentage-of-completion method relies on estimates of total expected contract revenue and costs. At the end of each period, we estimate the labor, material and other costs required to complete the contract using data provided by our technical team, project managers, vendors, outside consultants, and others and compare these to costs incurred to date.

Recognized revenues are subject to amendments for actual costs incurred. Amendments to revenue and costs to complete estimates are recognized in the period in which the facts become known. In the future, amendments to estimates could significantly impact recognized revenue in any one reporting period. If we are unable to estimate costs on a contract, revenue is recognized using the completed-contract method. Under the completed-contract method, revenue and contract costs are deferred and both are recognized when all deliverables are completed.

Development revenue

Development revenue is revenue from performance on collaborative research and development agreements with commercial customers researching and developing commercial applications for our technology. We evaluate the performance criteria and terms of our collaborative research and development agreements to determine whether revenue should be recognized under a performance-based method or milestone method. Significant items included in our evaluation include the following:

  The nature of our obligation under the agreement;
  Whether provisions leading to variable revenues exist;
  Whether any payments are refundable;
  Whether the deliverables should be treated as one unit of accounting or separated into multiple units;
  Whether substantive milestones exist;
  Whether milestone payments are commensurate with either our level of effort or the increase in value of the customer's rights; and
  Whether a licensing agreement exists.

At the end of each period, we evaluate total estimated costs for each agreement. Amendments to the estimated costs are recognized in the period in which the facts become known. The costs for work performed under collaborative research and development agreements are expensed in the periods incurred and included in the Statement of Operations in research and development expense.

Cost of product revenue

Cost of product revenue includes the direct and allocated indirect costs of manufacturing products sold to customers. Direct costs include labor, materials and other costs incurred directly, or charged to us by our contract manufacturers in the manufacture of these products. Indirect costs include labor, manufacturing overhead, and other costs associated with operating our manufacturing capabilities and capacity. Manufacturing overhead includes the costs of procuring, inspecting and storing material, facility and depreciation costs and reserves for estimated warranty expenses, and is allocated to cost of product revenue based on the proportion of indirect labor which supported production activities. The cost of product revenue, as a percentage of product revenue, can fluctuate significantly from period to period, depending on the product mix and volume, the level of manufacturing overhead expense and the volume of direct material purchased.

Cost of contract revenue

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

Concentration of credit risk and major customers and suppliers

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of December 31, 2015, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

Concentration of major customers and suppliers

In 2015, 98% of our total revenue was generated from sales to one commercial customer, Sony Corporation. In 2014 and 2013, two commercial customers in each year accounted for 65% and 86% of our revenue, respectively. At December 31, 2015 and 2014, one commercial customer accounted for 91% and 80%, respectively, of our accounts receivable balance. A significant concentration of our components and the products we sell are currently manufactured and obtained from single or limited-source suppliers, which are primarily located in foreign countries. The loss of any single or limited-source supplier, the failure of any of these suppliers to perform as expected, or the disruption in the supply chain of components from these suppliers could subject us to risks and uncertainties regarding, but not limited to, increased cost of sales, possible loss of revenues, or significant delays in product deliveries, any of which could adversely affect our financial condition and operating results.

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

Net loss per share

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the periods. Net loss per share, assuming dilution, is calculated using the weighted-average number of common shares outstanding and the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities. Net loss per share, assuming dilution, is equal to basic net loss per share because the effect of dilutive securities outstanding during the periods, including options and warrants computed using the treasury stock method, is anti-dilutive.

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Year Ended December 31,
Numerator:	2015	2014	2013
Net loss available for common shareholders	$(14,542)	$(18,120)	$(13,178)

Denominator:
Weighted-average common shares outstanding	46,540	41,599	28,025

Net loss per share - basic and diluted	$(0.31)	$(0.44)	$(0.47)

As of December 31, 2015, 2014 and 2013, we excluded the following convertible securities from diluted net loss per share as the effect of including them would have been anti-dilutive. The shares shown represent the number of shares of common stock which would be issued upon conversion in the respective years shown below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Options outstanding and warrants exercisable	8,185	8,953	9,996
Nonvested equity shares	60	60	108
	8,245	9,013	10,104

Research and development

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

Share-based compensation

We issue share-based compensation to employees in the form of options exercisable into our common stock and restricted shares of our common stock. We account for equity instruments issued to employees using the straight-line attribution method of allocating the fair value of share-based compensation expense over the requisite service period of the related award. We determine the fair value of options using the Black-Scholes option pricing model with estimates of option lives, stock price volatility and interest rates, expensed over the periods of service, allowing for pre-vest forfeitures. The fair value of restricted shares is determined by the number of shares granted and the closing price of our common stock on the NASDAQ Global Market on the date of grant. Changes in the estimated inputs, or using other option valuation methods, could result in materially different option values and share-based compensation expense.

The following table shows the amount of share-based compensation expense included in each line item of the Statement of Operations for the period shown below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of product revenue	$19	$-	$1
Cost of contract revenue	-	28	19
Research and development expense	282	34	466
Sales, marketing, general and administrative expense	706	651	1,120
	$1,007	$713	$1,606

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net loss, shareholders' equity or cash flows, as previously reported.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-2 (ASU 2016-2), Leases (Topic 842). ASU 2016-2 requires lessees to recognize a right-of-use asset and lease liability in the balance sheet for all leases, including operating leases, with terms of more than twelve months. Recognition, measurement and presentation of expenses and cash flows from a lease by a lessee have not significantly changed from previous guidance. The amendments also require qualitative disclosures along with specific quantitative disclosures. The new guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The amendments must be applied on a modified retrospective basis. We are currently evaluating the impact that the adoption of this standard will have on our financial statements.

In November 2015, FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17), Income Taxes: Balance Sheet Classification of Deferred Taxes. ASU 2015-17 eliminates the current requirement to present deferred tax liabilities and assets as current and non-current on the balance sheet and requires that all deferred tax liabilities and asset, and any related valuation allowance, be classified as non-current on the balance sheet. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, and for the interim periods within those fiscal years. The new guidance can be applied retrospectively or prospectively and early adoption is permitted. We do not expect the implementation of this standard to have a material effect on our financial statements.

In July 2015, FASB issued Accounting Standards Update No. 2015-11 (ASU 2015-11), Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. We do not expect the implementation of this standard to have a material effect on our financial statements.

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

In May 2014, FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards and generally accepted accounting principles of the United States. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. In July 2015, the FASB voted to defer the effective date of this update for one year. ASU 2014-09 will be effective in the first quarter of fiscal 2018 and may be applied on a full retrospective or modified retrospective approach. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our financial statements.

3. LONG-TERM CONTRACTS

In March 2015, we signed a license agreement with Sony Corporation for our PicoP scanning technology. The license agreement granted Sony a non-exclusive license to our technology to incorporate into display modules it manufactures and sells for up to eight years. As part of the agreement, we received an $8.0 million upfront license fee in March 2015, and we will receive ongoing per unit royalties for each display module it sells. We expect to recognize revenue on the initial $8.0 million payment over a period of eight years, which is the expected time frame that we will provide services under the agreement.

In October 2014, we entered into a $1.5 million agreement with Sony Corporation for display module support services as part of the production readiness and commercialization of display modules incorporating PicoP scanning technology. We recognized the full contract value of $1.5 million in revenue in June 30, 2015, having completed all deliverables and obligations under the agreement.

In March 2013, we entered into a $4.6 million collaborative research and development agreement with Sony Corporation to incorporate our PicoP scanning technology into a display module that would enable a variety of new products. As of September 30, 2014, we had completed all deliverables and obligations under the collaborative research and development agreement and have recognized the full contract value of $4.6 million.

The following table summarizes the costs incurred on our collaborative research and development agreements and revenue contracts (in thousands):

	Year Ended December 31,
	2015	2014
Costs and estimated earnings incurred on uncompleted contracts	$-	$314
Billings on uncompleted contracts	-	(544)
	$-	$(230)

Included in consolidated balance sheets under the following captions:
Billings on uncompleted contracts in excess of related costs	-	(230)
	$-	$(230)

4. INVENTORY

Inventory consists of the following (in thousands):

	Year Ended December 31,
	2015	2014
Raw materials	$232	$42
Finished goods	630	74
	$862	$116

Our inventory consists of raw materials and finished goods assemblies. Inventory is stated at the lower of cost or market. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net-realizable value when required.

In addition, we reduce the value of our inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through the normal course of business during the next twelve months. We recorded inventory write-downs of $287,000 in 2015, compared to $42,000 in 2014. At December 31, 2015 and 2014, we recorded aggregate write-downs of $6.9 million and $6.9 million, respectively, offsetting inventory on-hand deemed to be obsolete or scrap inventory.

5. ACCRUED LIABILITIES

Accrued liabilities consists of the following (in thousands):

	Year Ended December 31,
	2015	2014
Bonuses	$1,150	$889
Payroll and payroll taxes	353	322
Compensated absences	357	336
Deferred rent credit	146	134
Warranty	239	35
Adverse purchase commitments	500	500
Professional fees	57	78
Other	597	435
	$3,399	$2,729

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	Year Ended December 31,
	2015	2014
Production equipment	$4,150	$3,078
Leasehold improvements	494	494
Computer hardware and software/lab equipment	4,618	4,486
Office furniture and equipment	1,087	1,087
	10,349	9,145
Less: Accumulated depreciation	(8,680)	(8,251)
	$1,669	$894

Depreciation expense was $429,000 in 2015, compared to $414,000 in 2014, and $923,000 in 2013.

The capital leases are collateralized by the related assets financed and by security deposits held by the lessors under the lease agreements. The cost and accumulated depreciation of equipment under capital leases was $704,000 in each of the years ended December 31, 2015 and 2014.

7. INTANGIBLE ASSETS

Our intangible assets consist exclusively of technology-based purchased patents. Our patents are amortized using the straight-line method over their estimated period of benefit, ranging from one to seventeen years. The gross value of our intangible assets was $1.6 million in each of the years ended December 31, 2015 and 2014. Amortization expense was $128,000 in 2015, compared to $132,000 in 2014 and $158,000 in 2013. In 2015, there were no impairments recorded and none of our patents were abandoned in prosecution. In 2014, we recorded an impairment amounting to $40,000 on five patents that were abandoned in prosecution. In 2013, we recorded an impairment amounting to $277,000 on forty-two patents that were abandoned in prosecution. The following table outlines our estimated future amortization expense related to intangible assets held at December 31, 2015 (in thousands):

Years Ended December 31,	Amount
2016	$127
2017	116
2018	115
2019	115
2020	98
Thereafter	274
$845

8. COMMON STOCK

In May 2015, we entered into an ATM agreement with Meyers Associates, L.P. Under the terms of the agreement, we may, from time to time, at our discretion, offer and sell shares of our common stock having an aggregate value of up to $6.0 million. As of December 31, 2015, we have received gross proceeds of approximately $2.3 million before issuance costs of approximately $85,000 from the sale of 742,000 shares of our common stock.

During the year ended December 31, 2015, we received $3.3 million from the exercise of warrants to purchase 1.5 million shares of our common stock, which warrants were issued in connection with earlier financing transactions.

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

In February 2014, we issued 3.7 million shares of our common stock under the exchange provisions of the warrants issued in connection with the May and September 2013 financing activities. We recognized a loss of $5.0 million on the exchange as the fair market value of the common stock issued was greater than the obligation recorded due to an increase in our stock price since December 31, 2013.

In September 2013, we raised $6.6 million before issuance costs of approximately $452,000 from the sale of 3.5 million shares of common stock and warrants to purchase up to an aggregate of 2.1 million shares of our common stock in a registered direct offering.

In May 2013, we raised $5.9 million before issuance costs of approximately $362,000 from the sale of 2.6 million shares of common stock and warrants to purchase up to an aggregate of 2.0 million shares of our common stock in a registered direct offering.

9. WARRANTS

The warrants to purchase 2.1 million shares of our common stock that we sold in our March 2014 offering have an exercise price of $2.47 per share and expire on the fifth anniversary of the date of issuance.

In combination with our registered direct offerings of common stock in May 2013 and September 2013, we issued warrants to purchase common stock. At each balance sheet date that the warrants were outstanding, we evaluated the fair value of the warrants and any change in value was recorded as a non-operating gain or loss on the statement of operations. Due to the conditional exchange provision of the warrants, the determination of the fair value of the warrant liability varied depending on our common stock price.

In February 2014, we issued 3.7 million shares of our common stock under the exchange provision of our then-outstanding warrants. We did not receive additional cash consideration in the exchange transaction. We recorded a loss of $5.0 million during the year ended December 31, 2014 on the exchange, as the fair market value of the common stock issued was greater than the obligation recorded due to the increase in stock price from December 31, 2013 to the date the warrants were exchanged. During 2013, we recorded non-operating gains of $1.9 million related to the change in fair value of the warrants.

The following table summarizes activity with respect to our common stock warrants for the periods shown below (in thousands):

	Warrants to	Weighted-
	purchase	average
	common	exercise
	shares	price
Outstanding at December 31, 2012	5,131	$7.28
Granted:
Exercise price less than intrinsic value	2,216	2.71
Exercise price greater than intrinsic value	1,855	2.44
Exercised	(358)	1.77
Canceled/expired	(753)	28.80
Outstanding at December 31, 2013	8,091	3.07
Granted:
Exercise price less than intrinsic value	-	-
Exercise price greater than intrinsic value	2,148	2.47
Exercised	(3,713)	2.67
Canceled/expired	-	-
Outstanding at December 31, 2014	6,526	3.08
Granted:
Exercise price less than intrinsic value	-	-
Exercise price greater than intrinsic value	-	-
Exercised	(1,487)	2.19
Canceled/expired	-	-
Outstanding at December 31, 2015	5,039	$3.34

Exercisable at December 31, 2015	5,039	$3.34

With the exception of common stock warrants that included the conditional exchange provision described above, we estimate the fair value of our common stock warrants using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2014: dividend yield of zero percent; expected volatility of 100%; risk-free interest rates of 1.6%, and contractual lives of five years. There were no common stock warrants issued in 2015.

The following table summarizes information about our common stock warrants outstanding and exercisable at December 31, 2015 (in thousands):

	Warrants outstanding			Warrants exercisable
		Weighted-
		average	Weighted-		Weighted-
	Outstanding at	remaining	average	Exercisable at	average
	December 31,	contractual term	exercise	December 31,	exercise
Range of exercise prices	2015	(in years)	price	2015	price

$2.01-$3.08	3,761	2.39	$2.36	3,761	$2.36
$6.24-$10.24	1,278	0.88	6.24	1,278	6.24
$2.01-$10.24	5,039			5,039

10. SHARE-BASED COMPENSATION

We use the straight-line attribution method to allocate the fair value of share-based compensation awards over the requisite service period for each award. The valuation of and accounting for share-based awards includes a number of complex and subjective estimates. These estimates include, but are not limited to, the future volatility of our stock price, future stock option exercise behaviors, estimated employee turnover, and award forfeiture rates. We recognized $1.0 million in share-based compensation expense for the year ended December 31, 2015, compared to $713,000 in share-based compensation expense for the year ended December 31, 2014, which includes a benefit of $344,000 related to a forfeiture adjustment that was recorded as a result of actual forfeitures being higher than initially estimated.

Description of Incentive Plans

We currently have two share-based incentive plans; the 2013 Incentive Plan and the Independent Director Stock Option Plan.

The 2013 Incentive Plan has 6.3 million shares authorized, of which 1.3 million shares were available for awards as of December 31, 2015. The Independent Director Stock Option Plan has 113,000 shares authorized, of which 73,000 were issued and outstanding as of December 31, 2015. In June 2008, we determined not to issue additional options from the Independent Director Stock Option Plan.

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

Risk-free rates are based on the U.S. Treasury Yield Curve, as published by the U.S. Treasury.

The following table summarizes the weighted-average valuation assumptions and weighted-average grant date fair value of options granted during the periods shown below:

	Year Ended December 31,
	2015	2014	2013
Assumptions (weighted-average)
Volatility	98%	100%	96%
Expected term (in years)	4.0	4.0	4.1
Risk-free rate	1.3%	1.3%	1.0%
Expected dividends	0.0%	0.0%	0.0%
Pre-vest forfeiture rate	8.5%	8.5%	8.5%
Grant date fair value of options granted	$2.20	$1.22	$1.49

Options Activity and Positions

The following table summarizes activity and positions with respect to options for the periods shown below (in thousands):

			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
Options	Shares	price	(in years)	value
Outstanding as of December 31, 2012	1,318	$13.71	6.8	$-
Granted	824	2.22	-	-
Exercised	(23)	1.80	-	-
Forfeited or expired	(214)	13.86	-	-
Outstanding as of December 31, 2013	1,905	8.86	7.4	1,500
Granted	717	1.78	-	-
Exercised	-	-	-	-
Forfeited or expired	(195)	9.49	-	-
Outstanding as of December 31, 2014	2,427	6.72	7.4	18,700
Granted	849	3.23	-	-
Exercised	(23)	1.88	-	-
Forfeited or expired	(107)	13.98	-	-
Outstanding as of December 31, 2015	3,146	$5.56	7.3	$1,613

Vested and expected to vest as of December 31, 2015	2,949	$5.75	7.2	$1,539

Exercisable as of December 31, 2015	1,582	$8.49	5.8	$906

The intrinsic value of options exercised during the year ended December 31, 2015 was $29,000. There were no option exercises during the year ended December 31, 2014. The total intrinsic value of options exercised during the year ended December 31, 2013 was $21,000.

The total grant date fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was $591,000, $3.3 million and $1.7 million, respectively. As of December 31, 2015, our unamortized share-based compensation was $2.3 million, which we plan to amortize over the next 2.9 years.

In August 2013, we issued 201,000 shares of restricted common stock to employees for payment of 2012 performance bonuses. These shares were valued using our closing stock price on the date of grant. These shares vested in November 2013 and the expense was recognized over the vesting period. During 2013, we expensed $457,000 of share-based employee compensation for these awards.

As of December 31, 2015, our unamortized share-based compensation related to the restricted stock units was $86,000, which we plan to amortize over the next 5 months.

11. COMMITMENTS AND CONTINGENCIES

Litigation

On March 31, 2014, Asia Optical Co., Inc., a supplier pursuant to an agreement entered into in 2008, filed a complaint for arbitration with the American Arbitration Association, claiming that we ordered products from them and failed to take delivery of and pay for such products. The relief sought in the complaint is $3.6 million plus attorneys' fees, interest and arbitration costs. We contest the claim and are defending against it. An adverse outcome of these proceedings could materially and adversely affect our financial condition. At this stage, we cannot predict the likelihood of an unfavorable outcome or the range of potential loss.

We are also subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows.

Lease commitments

We lease our office space and certain equipment under operating leases with initial or remaining terms in excess of one year. Future minimum rental commitments under operating leases for years ending December 31, are as follows (in thousands):

Operating
Years Ended December 31,	leases
2016	$442
2017	439
2018	446
2019	38
2020	-
Thereafter	-
Total minimum lease payments	$1,365

Net rent expense was $465,000 in 2015, compared to $542,000 in 2014, and $636,000 in 2013.

Adverse purchase commitments

We have periodically entered into noncancelable purchase contracts in order to ensure the availability of materials to support production of our products. We continuously assess our outstanding commitments and recognize a loss on purchase commitments, when required, if such commitments are in excess of our product needs or the costs are not expected to be recoverable. As of December 31, 2015, we have $500,000 accrued for commitments to purchase materials for the SHOWWXTM that were in excess of our estimated future proceeds from sale of that product.

12. INCOME TAXES

A provision for income taxes has not been recorded for 2015, 2014 and 2013, due to the valuation allowances placed against the net operating losses and deferred tax assets arising during such periods. A valuation allowance has been recorded for all deferred tax assets. Based on our history of losses since inception, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets.

At December 31, 2015, we have net operating loss carry-forwards of approximately $359.7 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $6.7 million. The net operating loss carry-forwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2018 to 2035, if not previously utilized.

In addition to the tax benefits above, we have $786,000 of capital loss carry-forwards that are scheduled to expire between 2016 and 2017. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our shareholders during any three-year period would result in limitations on our ability to utilize our net operating loss carry-forwards.

Deferred tax assets are summarized as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets, current
Reserves	$2,581	$2,526
Other	749	617
Total gross deferred tax assets, current	3,330	3,143

Deferred tax assets, non-current
Net operating loss carryforwards	122,281	116,520
R&D credit carryforwards	6,747	6,520
Depreciation/amortization deferred	20,848	22,642
Other	7,954	7,846
Total gross deferred tax assets, non-current	157,830	153,528

Net deferred taxes before valuation allowance	161,160	156,671
Less: Valuation allowance	(161,160)	(156,671)
Deferred tax assets	$-	$-

The valuation allowance, permanent items, and the research and development credit carry-forwards account for substantially all of the difference between our effective income tax rate and the federal statutory tax rate of 34%.

Certain net operating losses arise from the deductibility for tax purposes of compensation under nonqualified stock options equal to the difference between the fair value of the stock on the date of exercise and the exercise price of the options. For financial reporting purposes, the tax effect of this deduction, when recognized, is accounted for as a credit to shareholders' equity.

We did not have any unrecognized tax benefits at December 31, 2015 or 2014.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2015, 2014, and 2013, we recognized no interest or penalties.

We file income tax returns in the U.S. federal jurisdiction and various states. Due to our operating loss and credit carry-forwards, the U.S. federal statute of limitations remains open for 1998 and onward.

13. RETIREMENT SAVINGS PLAN

We have a retirement savings plan that qualifies under Internal Revenue Code Section 401(k). The plan covers all qualified employees. Contributions to the plan are made at the discretion of our Board of Directors. During the year ended December 31, 2015, we contributed $108,000 to the plan. There were no contributions to the plan during 2014 or 2013.

14. QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table summarizes our unaudited quarterly financial information for the periods shown below (in thousands, except per share data):

	Fiscal Year 2015
	December 31,	September 30,	June 30,	March 31,
Revenue	$1,846	$2,398	$4,043	$901
Gross profit	379	585	1,187	(143)
Net loss	(4,298)	(3,513)	(2,769)	(3,962)
Net loss per share, basic and diluted	(0.09)	(0.07)	(0.06)	(0.09)

	Fiscal Year 2014
	December 31,	September 30,	June 30,	March 31,
Revenue	$687	$968	$611	$1,219
Gross profit	178	600	443	1,220
Net loss	(3,346)	(3,355)	(3,401)	(8,018)
Net loss per share, basic and diluted	(0.08)	(0.08)	(0.08)	(0.23)

MicroVision, Inc.
Valuation and Qualifying Accounts and Reserves Schedule
(In thousands)

		Additions
	Balance at	Charges to	Charges to		Balance at
	beginning of	costs and	other		end of
Year Ended December 31,	fiscal period	expenses	accounts	Deductions	fiscal period
2013
Allowance for receivables from related parties	$400	$-	$-	$-	$400
Tax valuation allowance	149,606	-	3,695	-	153,301

2014
Allowance for receivables from related parties	$400	$-	$-	$-	$400
Tax valuation allowance	153,301	-	3,370	-	156,671

2015
Allowance for receivables from related parties	$400	$-	$-	$30	$370
Tax valuation allowance	156,671	-	4,489	-	161,160

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during our fiscal years ended December 31, 2015, 2014 and 2013.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), prior to the filing of this Form 10-K. Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

(b) Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

(c) Limitations on the Effectiveness of Controls. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

(d) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended December 31, 2015 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
MicroVision, Inc.

We have audited MicroVision, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, MicroVision, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MicroVision, Inc. as of December 31, 2015 and 2014, and the consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 8, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ Moss Adams LLP

Seattle, Washington
March 8, 2016

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers is included in Part I of this annual report on Form 10-K in Item 4A. The information required by this Item 10 on Form 10-K and not provided in Item 4A will be included under the caption "Discussion of Proposals Recommended by the Board" in our 2016 Proxy Statement and is incorporated herein by reference. Our 2016 Proxy Statement will be filed with the SEC prior to our 2016 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K will be included under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Director Compensation for 2015" in our 2016 Proxy Statement and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as of December 31, 2015, regarding equity compensation plans approved and not approved by shareholders is summarized in the following table (in thousands, except per share data):

Equity Compensation Plan Information
	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available for
	issued upon	price of	further issuance under
	exercise of	outstanding	equity compensation
	outstanding	options, warrants	plans (excluding
	options, warrants	and rights	securities reflected in
	and rights		column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	3,146	$5.56	1,345
Equity compensation plans not approved by shareholders	-	-	-
Total	3,146		1,345

The other information required by this Item 12 of Form 10-K will be included under the caption "Information about MicroVision Common Stock Ownership" in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K will be included under the captions "Certain Relationships and Related Transactions" and "Board Meetings and Committees" in our 2016 Proxy Statement and are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Form 10-K will be included under the caption "Independent Registered Public Accounting Firm" in our 2016 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Documents filed as part of this annual report on Form 10-K:

  Consolidated Financial Statements

  Report of Independent Registered Public Accounting Firm

  Consolidated Balance Sheets as of December 31, 2015 and 2014

  Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

  Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2015, 2014 and 2013

  Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

  Notes to Consolidated Financial Statements

  Valuation and Qualifying Accounts and Reserves Schedules

(B) Exhibits

The following exhibits are referenced or included in this annual report on Form 10-K.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of MicroVision, Inc., as amended.(4)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc.(6)
3.3	Bylaws of MicroVision, Inc. (10)
4.1	Form of Specimen Stock Certificate for Common Stock.(1)
4.2	Warrant Agreement dated November 16, 2011 by and between MicroVision, Inc. and American Stock Transfer and Trust Company, LLC.(5)
4.3	Form of Warrant issued under the Securities Purchase Agreement dated as of May 9, 2012 by and between MicroVision, Inc. and the investors named therein, as amended.
4.4	Warrant Agreement dated June 20, 2012 by and between MicroVision, Inc. and American Stock Transfer and Trust Company, LLC.(7)
4.5	Form of Warrant issued under the Securities Purchase Agreement dated as of March 13, 2014 by and between MicroVision, Inc. and the investors named therein.(11)
10.1	MicroVision, Inc. 2013 Incentive Plan, as amended.(9)*
10.2	Independent Director Stock Option Plan, as amended.(2)*
10.3	Employment Agreement between MicroVision, Inc. and Alexander Y. Tokman dated April 7, 2009.(3)
10.4	Second Amendment to Lease Agreement between Arden Realty, L.P. and MicroVision, Inc., dated January 15, 2013.(8)
10.5	Change of Control Severance Plan.
23.1	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP.
31.1	Principal Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(5) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 15, 2011.
(6) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 17, 2012.
(7) Incorporated by reference to the Company's Current Report on Form 8-K filed on June 18, 2012.
(8) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 2013.
(9) Incorporated by reference to the Company's Schedule 14A (Proxy) filed on April 22, 2013.
(10) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 27, 2013.
(11) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 13, 2014.

+ Subject to confidential treatment.
* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
Date: March 8, 2016	By	/s/ Alexander Y. Tokman Alexander Y. Tokman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 8, 2016.

Signature	Title
/s/ Alexander Y. Tokman Alexander Y. Tokman	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Stephen P. Holt Stephen P. Holt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Richard A. Cowell Richard A. Cowell	Director

/s/ Slade Gorton Slade Gorton	Director

/s/ Jeanette Horan Jeanette Horan	Director

/s/ Perry Mulligan Perry Mulligan	Director

/s/ Brian Turner Brian Turner	Director

/s/ Thomas M. Walker Thomas M. Walker	Director

EXHIBIT INDEX

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of MicroVision, Inc., as amended.(4)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc.(6)
3.3	Bylaws of MicroVision, Inc. (10)
4.1	Form of Specimen Stock Certificate for Common Stock.(1)
4.2	Warrant Agreement dated November 16, 2011 by and between MicroVision, Inc. and American Stock Transfer and Trust Company, LLC.(5)
4.3	Form of Warrant issued under the Securities Purchase Agreement dated as of May 9, 2012 by and between MicroVision, Inc. and the investors named therein, as amended.
4.4	Warrant Agreement dated June 20, 2012 by and between MicroVision, Inc. and American Stock Transfer and Trust Company, LLC.(7)
4.5	Form of Warrant issued under the Securities Purchase Agreement dated as of March 13, 2014 by and between MicroVision, Inc. and the investors named therein.(11)
10.1	MicroVision, Inc. 2013 Incentive Plan, as amended.(9)*
10.2	Independent Director Stock Option Plan, as amended.(2)*
10.3	Employment Agreement between MicroVision, Inc. and Alexander Y. Tokman dated April 7, 2009.(3)
10.4	Second Amendment to Lease Agreement between Arden Realty, L.P. and MicroVision, Inc., dated January 15, 2013.(8)
10.5	Change of Control Severance Plan.
23.1	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP.
31.1	Principal Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(5) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 15, 2011.
(6) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 17, 2012.
(7) Incorporated by reference to the Company's Current Report on Form 8-K filed on June 18, 2012.
(8) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 2013.
(9) Incorporated by reference to the Company's Schedule 14A (Proxy) filed on April 22, 2013.
(10) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 27, 2013.
(11) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 13, 2014.

+ Subject to confidential treatment.
* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this annual report on Form 10-K.