Form 10-Q
period 2016-03-31
MICROVISION, INC.
filed 2016-04-27
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

The number of shares of the registrant's common stock outstanding as of April 22, 2016 was 51,494,000.

PART I

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$11,209	$7,888
Accounts receivable, net of allowances of $38 and $38, respectively	996	1,687
Inventory	906	862
Other current assets	590	638
Total current assets	13,701	11,075

Property and equipment, net	1,537	1,669
Restricted cash	435	435
Intangible assets, net	813	845
Other assets	18	18
Total assets	$16,504	$14,042

Liabilities and Shareholders' Equity (Deficit)
Current liabilities
Accounts payable	$2,354	$2,183
Accrued liabilities	3,882	3,399
Deferred revenue	1,203	2,122
Total current liabilities	7,439	7,704

Deferred revenue, net of current portion	5,903	6,149
Deferred rent, net of current portion	304	342
Total liabilities	13,646	14,195

Commitments and contingencies (Note 6)

Shareholders' equity (deficit)
Preferred stock, par value $0.001; 25,000 shares authorized; zero and
zero shares issued and outstanding	-	-
Common stock, par value $0.001; 100,000 shares authorized; 51,494 and
47,423 shares issued and outstanding	51	47
Additional paid-in capital	489,734	483,171
Accumulated deficit	(486,927)	(483,371)
Total shareholders' equity (deficit)	2,858	(153)
Total liabilities and shareholders' equity (deficit)	$16,504	$14,042

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Product revenue	$3,155	$741
Royalty revenue	542	144
Contract revenue	4	16
Total revenue	3,701	901

Cost of product revenue	2,588	1,037
Cost of contract revenue	1	7
Total cost of revenue	2,589	1,044

Gross profit	1,112	(143)

Research and development expense	2,597	1,898
Sales, marketing, general and administrative expense	2,068	1,921
Total operating expenses	4,665	3,819

Loss from operations	(3,553)	(3,962)

Other income, net	(3)	-

Net loss	$(3,556)	$(3,962)

Net loss per share - basic and diluted	$(0.07)	$(0.09)

Weighted-average shares outstanding - basic and diluted	47,566	44,963

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(3,556)	$(3,962)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	187	83
Amortization of intangible assets	32	32
Non-cash share-based compensation expense	300	190
Inventory write-downs	122	139
Other non-cash adjustments	1	(15)

Change in:
Accounts receivable, net	691	191
Inventory	(166)	(455)
Other current and non-current assets	48	(46)
Accounts payable	141	381
Accrued liabilities	383	207
Deferred revenue	(1,165)	8,126
Billings on uncompleted contracts in excess of related costs	-	179
Net cash provided by (used in) operating activities	(2,982)	5,050

Cash flows from investing activities
Purchases of property and equipment	(82)	(69)
Net cash used in investing activities	(82)	(69)

Cash flows from financing activities
Net proceeds from issuance of common stock and warrants	6,385	3,355
Net cash provided by financing activities	6,385	3,355

Change in cash and cash equivalents	3,321	8,336
Cash and cash equivalents at beginning of period	7,888	8,349
Cash and cash equivalents at end of period	$11,209	$16,685

Supplemental schedule of non-cash investing and financing activities
Non-cash additions to property and equipment	$154	$246

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. MANAGEMENT'S STATEMENT

The Condensed Consolidated Balance Sheets as of March 31, 2016, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, have been prepared by MicroVision, Inc. ("we" or "our") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at March 31, 2016 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (SEC). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, licensing activities and product and component sales. At March 31, 2016, we had $11.2 million in cash and cash equivalents.

Based on our current operating plan, and assuming no additional funds from our existing At-the-Market (ATM) facility discussed in Note 7, we anticipate that we have sufficient cash and cash equivalents to fund our operations through December 2016. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through the issuance of equity or debt securities and/or product sales and licensing activities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing our planned investment in our production capacities or research and development projects, staff, operating costs, or capital expenditures.

We are introducing new technology into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the rate at which original design manufacturers (ODMs) or original equipment manufacturers (OEMs) introduce products incorporating our PicoP® scanning technology and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if the mix of revenues and the associated margins vary from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components and systems and equipment manufacturers that may require additional investments by us.

We have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2015 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements are prepared assuming we will continue as a going concern.

2. NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding and the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities. Diluted net loss per share is equal to basic net loss per share because the effect of dilutive securities outstanding during the periods, including options and warrants computed using the treasury stock method, is anti-dilutive.

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net loss available for common shareholders - basic and diluted	$(3,556)	$(3,962)

Denominator:
Weighted-average common shares outstanding - basic and diluted	47,566	44,963

Net loss per share - basic and diluted	$(0.07)	$(0.09)

On March 31, 2016 and 2015, we excluded the following convertible securities from diluted net loss per share, as the effect of including them would have been anti-dilutive: options and warrants exercisable into a total of 8,172,000 and 7,885,000 shares of common stock, respectively, and 60,000 and 60,000 nonvested equity shares, respectively.

3. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND SUPPLIERS

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of March 31, 2016, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

Concentration of major customers and suppliers

For the three months ended March 31, 2016, one commercial customer accounted for 90% of our total revenue and 100% of our net accounts receivable balance at March 31, 2016. For the three months ended March 31, 2015, the same commercial customer accounted for approximately 97% of our total revenue and approximately 99% of our net accounts receivable balance at March 31, 2015.

A significant concentration of our components and the products we sell are currently manufactured and obtained from single or limited-source suppliers, which are primarily located in foreign countries. The loss of any single or limited-source supplier, the failure of any of these suppliers to perform as expected, or the disruption in the supply chain of components from these suppliers could subject us to risks and uncertainties including, but not limited to, increased cost of sales, possible loss of revenues, or significant delays in product deliveries, any of which could adversely affect our financial condition and operating results.

4. INVENTORY

Inventory consists of the following:

	March 31,	December 31,
(in thousands)	2016	2015
Raw materials	$639	$232
Finished goods	267	630
	$906	$862

Our inventory consists of raw materials and finished goods assemblies. Inventory is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

In addition, we reduce the value of our inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through the normal course of business during the next twelve months. At March 31, 2016 and December 31, 2015, we recorded aggregate write-downs of $7.1 million and $6.9 million, respectively, offsetting inventory deemed to be obsolete or scrap inventory. From time to time, we may enter into arrangements to sell the obsolete or scrap inventory, or enter into consignment agreements with third parties to sell the units, resulting in a gain in the period such transactions are realized.

5. SHARE-BASED COMPENSATION

We issue share-based compensation to employees in the form of options exercisable into our common stock and restricted shares of our common stock. We account for equity instruments issued to employees using the straight-line attribution method of allocating the fair value of share-based compensation expense over the requisite service period of the related award. We determine the fair value of options using the Black-Scholes option pricing model with estimates of option lives, stock price volatility and interest rates, expensed over the periods of service, allowing for pre-vest forfeitures. The fair value of restricted shares is determined by the closing price of our common stock on the NASDAQ Global Market on the date of grant. Changes in the estimated inputs, or using other option valuation methods, could result in materially different option values and share-based compensation expense.

The following table shows the amount of share-based compensation expense included in each line item of the statements of operations:

	Three Months Ended
(in thousands)	March 31,
Share-based compensation expense	2016	2015
Cost of product revenue	$10	$4
Research and development expense	83	47
Sales, marketing, general and administrative expense	207	139
	$300	$190

Options activity and positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2016:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding as of March 31, 2016	3,133,000	$5.51	7.1	$120,000

Exercisable as of March 31, 2016	1,580,000	$8.37	5.6	$65,000

As of March 31, 2016, our unamortized share-based employee compensation related to stock options was $2.1 million which we plan to amortize over the next 2.8 years and our unamortized share-based compensation related to the restricted stock units was $36,000 which we plan to amortize over the next 0.2 years.

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

Adverse purchase commitments

As of March 31, 2016, we had $500,000 accrued for commitments to purchase materials for the SHOWWXTM that were in excess of our estimated future proceeds from the sale of that product.

7. COMMON STOCK AND WARRANTS

In March 2016, we raised $6.9 million before issuance costs of approximately $650,000 from the sale of 4.1 million shares of common stock in an underwritten public offering. The financing includes a provision that restricts us from selling additional equity until June 20, 2016 without the permission of the underwriter.

During the year ended December 31, 2015, we received $3.3 million from the exercise of warrants to purchase 1.5 million shares of our common stock, which warrants were issued in connection with earlier financing transactions.

In May 2015, we entered into an ATM agreement with Meyers Associates, L.P. Under the terms of the agreement, we may, from time to time, at our discretion, offer and sell shares of our common stock having an aggregate value of up to $6.0 million. During the three months ended March 31, 2016, there were no proceeds from our ATM facility. As of March 31, 2016, we have received gross proceeds of approximately $2.3 million before issuance costs of approximately $85,000 from the sale of 742,000 shares of our common stock.

During the three months ended March 31, 2015, we received gross proceeds of $1.0 million as part of an ATM agreement we entered into with Meyers Associates, L.P. in June 2014. We completed sales under this agreement, having received total proceeds of $4.5 million before issuance costs of approximately $206,000 from the sale of 2.0 million shares of our common stock.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-09 (ASU 2016-09), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions including a) income tax consequences; b) classification of awards as either equity or liabilities; and c) classification on the statement of cash flows. ASU 2016-09 is effective for public entities in the fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. Various elements of the amendments will be applied using either a modified retrospective transition method, retrospectively, or prospectively. Early adoption is permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability in the balance sheet for all leases, including operating leases, with terms of more than twelve months. Recognition, measurement and presentation of expenses and cash flows from a lease by a lessee have not significantly changed from previous guidance. The principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the balance sheet. The amendments also require qualitative disclosures along with specific quantitative disclosures. The new guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The amendments must be applied on a modified retrospective basis. We are currently evaluating the impact that the adoption of this standard will have on our financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17), Income Taxes: Balance Sheet Classification of Deferred Taxes. ASU 2015-17 eliminates the current requirement to present deferred tax liabilities and assets as current and non-current on the balance sheet and requires that all deferred tax liabilities and asset, and any related valuation allowance, be classified as non-current on the balance sheet. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, and for the interim periods within those fiscal years. The new guidance can be applied retrospectively or prospectively and early adoption is permitted. We do not expect the implementation of this standard to have a material effect on our financial statements.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11 (ASU 2015-11), Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The implementation of this standard did not have a material effect on our financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The information set forth in this report in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 3, "Quantitative and Qualitative Disclosure about Market Risk," includes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, technology development by third parties, future operations, financing needs or plans of MicroVision, Inc. ("we" or "our"), as well as assumptions relating to the foregoing. The words "anticipate," "could," "would," "believe," "estimate," "expect," "goal," "may," "plan," "project," "will," and similar expressions identify forward-looking statements. Factors that could cause actual results to differ materially from those projected in our forward-looking statements include risk factors identified below in Item 1A.

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

Our business strategy is to commercialize our PicoP scanning technology by enabling ODMs and OEMs to produce scanning engines by licensing our technology to those ODMs and OEMs, and by selling key scanning engine components to them, as needed.

While we are optimistic about our technology and the potential for future revenues, we have incurred substantial losses since inception and expect to incur a significant loss during the fiscal year ending December 31, 2016.

We have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2015 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements were prepared assuming we will continue as a going concern.

Results of operations

Product revenue
(in thousands)	2016	2015	$ change	% change
Three Months Ended March 31,	$3,155	$741	$2,414	325.8

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

Product revenue was higher during the three months ended March 31, 2016, compared to the same period in 2015, due to higher product sales to Sony Corporation as part of continued shipments of orders we received during 2015 and 2014 totaling $14.6 million and $3.8 million, respectively, for key components to be integrated into display modules it manufactures and sells. The backlog of product orders at March 31, 2016 was approximately $9.1 million, compared to $17.2 million at March 31, 2015. The product backlog is scheduled for delivery within the next twelve months.

Royalty revenue
(in thousands)	2016	2015	$ change	% change
Three Months Ended March 31,	$542	$144	$398	276.4

Royalty revenue is revenue under license agreements to our PicoP scanning technology. We recognize revenue on upfront license fees over the expected time frame that we provide services or have ongoing obligations under the agreement. Ongoing per unit royalties are reported by the customer and are recognized as revenue in the period in which the data becomes available to us. Royalty revenue was higher during the three months ended March 31, 2016, compared to the same period in 2015, as a result of higher royalty payments we received from Sony Corporation for display modules it sold and the prorated revenue that was recognized from the $8.0 million upfront license fee we received in March 2015.

Contract revenue
(in thousands)	2016	2015	$ change	% change
Three Months Ended March 31,	$4	$16	$(12)	(75.0)

Contract revenue includes revenue from the sale of prototype units and evaluation kits based on our PicoP scanning engine. Our contract revenue in a particular period is dependent upon when we enter into a contract, the value of the contracts we have entered into, and the availability of technical resources to perform work on the contracts. We recognize contract revenue on long-term, cost plus fixed fee, and fixed price contracts using the percentage-of-completion method. If we are unable to estimate costs on a contract, revenue is recognized using the completed-contract method. Under the completed-contract method, revenue and contract costs are deferred and both are recognized when all deliverables are completed.

Our contract backlog, including orders for prototype units and evaluation kits, at March 31, 2016 was approximately $45,000, compared to $1.5 million at March 31, 2015. The contract backlog is scheduled for completion during the next twelve months.

Cost of product revenue
		% of		% of
		product		product
(in thousands)	2016	revenue	2015	revenue	$ change	% change
Three Months Ended March 31,	$2,588	82.0	$1,037	139.9	$1,551	149.6

Cost of product revenue includes the direct and allocated indirect costs of manufacturing products sold to customers. Cost of product revenue can fluctuate significantly from period to period, depending on the volume and product mix and the level of manufacturing overhead expense. Cost of product revenue was higher during the three months ended March 31, 2016, compared to the same period in 2015, driven primarily by higher product sales to Sony Corporation.

During the three months ended March 31, 2016, we expensed approximately $228,000 of manufacturing overhead associated with production capacity in excess of production requirements, compared to $221,000 during the same period in 2015. Additionally, during the three months ended March 31, 2016, we recorded a provision for scrap of $122,000, compared to $139,000 during the same period in 2015.

Cost of contract revenue

		% of		% of
		contract		contract
(in thousands)	2016	revenue	2015	revenue	$ change	% change
Three Months Ended March 31,	$1	25.0	$7	43.8	$(6)	(85.7)

Cost of contract revenue includes both the direct and allocated indirect costs of performing on contracts and producing prototype units and evaluation kits, which can fluctuate substantially from period to period.

Research and development expense
(in thousands)	2016	2015	$ change	% change
Three Months Ended March 31,	$2,597	$1,898	$699	36.8

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

We believe that a substantial level of continuing research and development expense will be required to further develop our scanning technology. Accordingly, we anticipate our level of research and development spending will continue to be substantial.

The increase in research and development expense during the three months ended March 31, 2016, compared to the same period in 2015, was attributable to increased compensation and benefits expenses and the allocation of resources to internal research and development activities that were previously allocated to a commercial contract in prior periods.

Sales, marketing, general and administrative expense
(in thousands)	2016	2015	$ change	% change
Three Months Ended March 31,	$2,068	$1,921	$147	7.7

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense during the three months ended March 31, 2016, compared to the same period in 2015, was primarily due to increased professional and outside services costs and increased non-cash compensation expense.

Liquidity and capital resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At March 31, 2016, we had $11.2 million in cash and cash equivalents.

Based on our current operating plan, and assuming no additional funds from our existing ATM facility, we anticipate that we have sufficient cash and cash equivalents to fund our operations through December 2016. Under the terms of our March 2016 financing, we are restricted from selling additional equity until June 20, 2016 without the permission of the underwriter. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through the issuance of equity or debt securities and/or product sales and licensing activities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing our planned investment in development projects, staff, operating costs, capital expenditures and investment in research and development.

We received a report from our independent registered public accounting firm regarding the consolidated financial statements for the year ended December 31, 2015 that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements are prepared assuming we will continue as a going concern.

Operating activities

Cash used in operating activities totaled $3.0 million during the three months ended March 31, 2016, compared to cash provided by operating activities of $5.1 million during the same period in 2015. The change in cash flows from operating activities in the 2015 period primarily reflects an $8.0 million upfront payment we received under the terms of the license agreement with Sony Corporation for our PicoP® scanning technology in March 2015.

Investing activities

Net cash used in investing activities totaled $82,000 for the three months ended March 31, 2016, compared to $69,000 during the same period in 2015.

Financing activities

Net cash provided by financing activities totaled $6.4 million for the three months ended March 31, 2016, compared to $3.4 million during the same period in 2015.

In March 2016, we raised $6.9 million before issuance costs of approximately $650,000 from the sale of 4.1 million shares of common stock in an underwritten public offering.

During the three months ended March 31, 2015, we received $2.3 million from the exercise of warrants to purchase 1.1 million shares of our common stock, which warrants were issued in connection with earlier financing transactions.

During the three months ended March 31, 2015, we received gross proceeds of $1.0 million as part of an ATM agreement we entered into with Meyers Associates, L.P. in June 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and market liquidity risks

As of March 31, 2016, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risks is not material.

Our investment policy generally directs that the investment manager should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of March 31, 2016, we had $11.2 million in cash and cash equivalents, which are comprised of short-term highly rated money market savings accounts.

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

PART II.

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

  As of March 31, 2016, we had an accumulated deficit of $486.9 million.
  We incurred consolidated net losses of $483.3 million from inception through 2015, and a net loss of $3.6 million in the three months ended March 31, 2016.

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

Based on our current operating plan, and assuming no additional funds from our existing ATM facility, we anticipate that we have sufficient cash and cash equivalents to fund our operations through December 2016. We will require additional cash to fund our operating plan past that time. We plan to obtain additional cash through the issuance of equity or debt securities and/or product sales and licensing activities.

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

During the three months ended March 31, 2016, 90% of our total revenue was generated from sales to one commercial customer. In the same period in 2015, 97% of our total revenue was generated from sales to the same commercial customer. Our customers take time to obtain, and the loss of a significant customer could negatively affect our revenue. Our quarterly operating results may vary significantly based upon:

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

Our backlog of open orders totaled $9.2 million as of March 31, 2016. We may be unable to meet the performance requirements, including performance specifications or delivery dates, required by such purchase orders.  Furthermore, our customers may be unable or unwilling to perform their obligations thereunder on a timely basis, or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals.  To the extent we are unable to perform under such purchase orders or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

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

On April 22, 2016, the closing price of our common stock was $1.82 per share.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
Date: April 27, 2016	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer and Director (Principal Executive Officer)

Date: April 27, 2016	BY:	/s/ Stephen P. Holt
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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document