Form 10-Q
period 2016-06-30
MICROVISION, INC.
filed 2016-08-01
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

The number of shares of the registrant's common stock outstanding as of July 27, 2016 was 51,759,000.

PART I

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$7,191	$7,888
Accounts receivable, net of allowances of $38 and $38, respectively	2,087	1,687
Inventory	1,118	862
Other current assets	626	638
Total current assets	11,022	11,075

Property and equipment, net	1,324	1,669
Restricted cash	435	435
Intangible assets, net	781	845
Other assets	18	18
Total assets	$13,580	$14,042

Liabilities and Shareholders' Equity (Deficit)
Current liabilities
Accounts payable	$2,496	$2,183
Accrued liabilities	3,153	3,399
Deferred revenue	1,904	2,122
Total current liabilities	7,553	7,704

Deferred revenue, net of current portion	5,654	6,149
Deferred rent, net of current portion	265	342
Total liabilities	13,472	14,195

Commitments and contingencies (Note 7)

Shareholders' equity (deficit)
Preferred stock, par value $0.001; 25,000 shares authorized; zero and
zero shares issued and outstanding	-	-
Common stock, par value $0.001; 100,000 shares authorized; 51,759 and
47,423 shares issued and outstanding	52	47
Additional paid-in capital	490,459	483,171
Accumulated deficit	(490,403)	(483,371)
Total shareholders' equity (deficit)	108	(153)
Total liabilities and shareholders' equity (deficit)	$13,580	$14,042

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Product revenue	$3,530	$2,182	$6,685	$2,923
Royalty revenue	609	324	1,151	468
Contract revenue	16	1,537	20	1,553
Total revenue	4,155	4,043	7,856	4,944

Cost of product revenue	2,587	2,074	5,175	3,111
Cost of contract revenue	5	782	6	789
Total cost of revenue	2,592	2,856	5,181	3,900

Gross profit	1,563	1,187	2,675	1,044

Research and development expense	2,879	2,011	5,476	3,909
Sales, marketing, general and administrative expense	2,171	1,946	4,239	3,867
Total operating expenses	5,050	3,957	9,715	7,776

Loss from operations	(3,487)	(2,770)	(7,040)	(6,732)

Other income, net	11	1	8	1

Net loss	$(3,476)	$(2,769)	$(7,032)	$(6,731)

Net loss per share - basic and diluted	$(0.07)	$(0.06)	$(0.14)	$(0.15)

Weighted-average shares outstanding - basic and diluted	51,567	46,663	49,566	45,818

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(7,032)	$(6,731)

Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	396	180
Amortization of intangible assets	64	64
Share-based compensation expense	674	424
Inventory write-downs	171	287
Other non-cash adjustments	62	(31)

Change in:
Accounts receivable, net	(400)	(651)
Inventory	(427)	(519)
Other current and non-current assets	12	(30)
Accounts payable	362	248
Accrued liabilities	(267)	508
Deferred revenue	(713)	7,937
Billings on uncompleted contracts in excess of related costs	-	(225)
Net cash provided by (used in) operating activities	(7,098)	1,461

Cash flows from investing activities
Purchases of property and equipment	(193)	(719)
Net cash used in investing activities	(193)	(719)

Cash flows from financing activities
Net proceeds from issuance of common stock and warrants	6,594	5,994
Net cash provided by financing activities	6,594	5,994

Change in cash and cash equivalents	(697)	6,736
Cash and cash equivalents at beginning of period	7,888	8,349
Cash and cash equivalents at end of period	$7,191	$15,085

Supplemental schedule of non-cash investing and financing activities
Non-cash additions to property and equipment	$116	$187

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. MANAGEMENT'S STATEMENT

The Condensed Consolidated Balance Sheets as of June 30, 2016, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, have been prepared by MicroVision, Inc. ("we" or "our") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at June 30, 2016 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (SEC). The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, licensing activities and product and component sales. At June 30, 2016, we had $7.2 million in cash and cash equivalents. The consolidated financial statements are prepared assuming we will continue as a going concern.

Based on our current operating plan, and assuming some sales of additional equity under our existing At-the-Market (ATM) facility discussed in Note 8, we anticipate that we have sufficient cash and cash equivalents to fund our operations through December 2016. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities and/or product sales and licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing investments in our production capacities, research and development projects, staff, operating costs, and capital expenditures.

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

2. NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding and the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities. Diluted net loss per share is equal to basic net loss per share because the effect of dilutive securities outstanding during the period, including options and warrants computed using the treasury stock method, is anti-dilutive.

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net loss available for common shareholders - basic and diluted	$(3,476)	$(2,769)	$(7,032)	$(6,731)

Denominator:
Weighted-average common shares outstanding - basic and diluted	51,567	46,663	49,566	45,818

Net loss per share - basic and diluted	$(0.07)	$(0.06)	$(0.14)	$(0.15)

On June 30, 2016 and 2015, we excluded the following securities from diluted net loss per share, as the effect of including them would have been anti-dilutive: options and warrants exercisable into a total of 9,078,000 and 8,236,000 shares of common stock, respectively, and 60,000 and 60,000 nonvested equity shares, respectively.

3. KEY ACCOUNTING POLICY - REVENUE RECOGNITION

We recognize revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and there are no uncertainties regarding customer acceptance, (iii) fees are fixed or determinable and (iv) collection is reasonably assured.

We generate revenue from many sources and activities. We enter into arrangements that can include various combinations of product sales, services, and licensing activities. For multiple-element arrangements, we use a hierarchy to determine the contract consideration to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third party evidence of selling price (TPE), and (iii) best estimate of selling price. To date, our revenue sources can be classified as: product revenue, royalty revenue, or contract revenue.

Product revenue

Our product sales generally include acceptance provisions. We recognize product revenue upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. No estimates are made for product returns because revenue is recognized upon expiration of the contractual acceptance period.

Royalty revenue

Royalty revenue is revenue under license agreements to our PicoP® scanning technology. We recognize revenue on upfront license fees over the expected time frame that we provide services or have ongoing obligations under the agreement. Ongoing per unit royalties are reported by our customer to us on a quarterly basis. Currently, we recognize revenue for ongoing per unit royalties one quarter in arrears when reported by our customer, representing when such amounts are fixed and determinable, and all other revenue recognition criteria are met.

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

License agreement

In March 2015, we signed a license agreement as part of a multiple-element arrangement with a customer for our PicoP® scanning technology. The license agreement granted the customer a non-exclusive license to manufacture and sell display modules that use our PicoP® scanning technology.

Under the terms of this multiple-element arrangement, we received an $8.0 million upfront payment in March 2015 and we will receive a per unit royalty for each display module sold by the customer containing our PicoP® scanning technology. We recognize revenue on the initial $8.0 million payment on a straight-line basis within Royalty Revenues, over a period of eight years which is the expected time frame that we will provide services under the agreement. Ongoing per unit royalties are reported by our customer to us on a quarterly basis. Currently, we recognize revenue for ongoing per unit royalties one quarter in arrears when reported by our customer, representing when such amounts are fixed and determinable, and all other revenue recognition criteria are met. Products delivered under multiple-element arrangements will be recognized upon acceptance of the deliverables by the customer or the expiration of the contractual acceptance period, after which there are no rights of return.

During the three and six months ended June 30, 2016, we recognized $360,000 and $653,000, respectively, from ongoing per unit royalties, and $249,000 and $498,000, respectively, from a prorated portion of the $8.0 million upfront payment. During the three and six months ended June 30, 2015, we recognized $75,000 and $123,000, respectively, from ongoing per unit royalties, and $249,000 and $345,000, respectively, from a prorated portion of the $8.0 million upfront payment. At June 30, 2016, remaining unrecognized upfront license fees are included in current and long-term deferred revenues, amounting to $999,000 and $5.7 million, respectively. At December 31, 2015, unrecognized upfront license fees are included in current and long-term deferred revenues, amounting to $1.0 million and $6.1 million, respectively.

4. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND SUPPLIERS

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of June 30, 2016, our cash and cash equivalents are comprised of short-term, highly rated money market savings accounts.

Concentration of major customers and suppliers

For the three and six months ended June 30, 2016, one commercial customer accounted for $3.5 million and $6.8 million of our total revenue, representing 84% and 87% of total revenue, respectively. For the three and six months ended June 30, 2016, a second commercial customer accounted for $486,000 and $859,000 of our total revenue, representing 12% and 11% of total revenue, respectively. For the three and six months ended June 30, 2015, one commercial customer accounted for $4.0 million and $4.9 million of our total revenue, representing 99% of total revenue in each period. One commercial customer accounted for $2.1 million of our net accounts receivable balance at June 30, 2016 and one commercial customer accounted for $1.3 million of our net accounts receivable balance at June 30, 2015, representing 100% and 99%, respectively.

A significant concentration of our components and the products we sell are currently manufactured and obtained from single or limited-source suppliers. The loss of any single or limited-source supplier, the failure of any of these suppliers to perform as expected, or the disruption in the supply chain of components from these suppliers could subject us to risks and uncertainties including, but not limited to, increased cost of sales, possible loss of revenues, or significant delays in product deliveries, any of which could adversely affect our financial condition and operating results.

5. INVENTORY

Inventory consists of the following:

	June 30,	December 31,
(in thousands)	2016	2015
Raw materials	$585	$232
Finished goods	533	630
	$1,118	$862

Our inventory consists of raw materials and finished goods assemblies. Inventory is computed using first-in, first-out (FIFO) method and stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

In addition, we reduce the value of our inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through the normal course of business during the next twelve months. At June 30, 2016 and December 31, 2015, we recorded aggregate write-downs of $6.8 million and $6.9 million, respectively, offsetting inventory deemed to be obsolete or scrap inventory. From time to time, we may enter into arrangements to sell the obsolete or scrap inventory or enter into consignment agreements with third parties to sell the units, resulting in a gain in the period such transactions are realized.

6. SHARE-BASED COMPENSATION

We issue share-based compensation to employees in the form of stock options and restricted stock units (RSUs). We account for the share-based awards by recognizing the fair value of share-based compensation expense on a straight-line basis over the service period of the award, net of estimated forfeitures. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model. The fair value of RSUs is determined by the closing price of our common stock on the grant date. Changes in estimated inputs or using other option valuation methods may result in materially different option values and share-based compensation expense.

The following table summarizes the amount of share-based compensation expense by line item in the statements of operations:

Share-based compensation expense	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Cost of product revenue	$10	$4	$20	$8
Research and development expense	102	68	185	116
Sales, marketing, general and administrative expense	262	162	469	300
	$374	$234	$674	$424

Options activity and positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2016:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding as of June 30, 2016	4,039,000	$4.00	7.8	$15,000

Exercisable as of June 30, 2016	1,828,000	$6.07	6.2	$13,000

As of June 30, 2016, our unamortized share-based employee compensation related to stock options was $2.9 million which we plan to amortize over the next 3.2 years, and our unamortized share-based compensation related to RSUs was $105,000 which we plan to amortize over the next 0.9 years.

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

Adverse purchase commitments

As of June 30, 2016, we had $500,000 accrued for commitments to purchase materials for the SHOWWXTM pico projector that were in excess of estimated future proceeds from the sale of that product.

8. COMMON STOCK AND WARRANTS

During the six months ended June 30, 2016, we received gross proceeds of $349,000 as part of an ATM agreement we entered into with Meyers Associates, L.P. in May 2015. Under the terms of the agreement, we may, from time to time, at our discretion, offer and sell shares of our common stock having an aggregate value of up to $6.0 million. As of June 30, 2016, we have received aggregate gross proceeds of approximately $2.6 million before issuance costs of approximately $95,000 from the sale of 928,000 shares of common stock.

In March 2016, we raised $6.9 million before issuance costs of approximately $650,000 from the sale of 4.1 million shares of common stock in an underwritten public offering.

During the six months ended June 30, 2015, we received $3.3 million from the exercise of warrants to purchase 1.5 million shares of common stock, which warrants were issued in connection with earlier financing transactions.

During the three months ended March 31, 2015, we received gross proceeds of $1.0 million as part of an ATM agreement we entered into with Meyers Associates, L.P. in June 2014. We completed sales under this agreement, having received total proceeds of $4.5 million before issuance costs of approximately $206,000 from the sale of 2.0 million shares of common stock.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-13 (ASU 2016-13), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU 2016-13 is effective for public entities with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The new guidance shall be applied on a modified-retrospective approach. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions including a) income tax consequences; b) classification of awards as either equity or liabilities; and c) classification on the statement of cash flows. ASU 2016-09 is effective for public entities in the fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. Various elements of the amendments will be applied using either a modified retrospective transition method, retrospectively, or prospectively. Early adoption is permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

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

Overview

MicroVision, Inc. is a pioneer in laser beam scanning (LBS) technology that we market under our brand name PicoP®. We have developed our proprietary PicoP® scanning technology that can be adopted by our customers to create high-resolution miniature projection and three-dimensional sensing and image capture solutions that use laser diodes as the light source. Our PicoP® scanning technology incorporates our patented expertise in two-dimensional Micro-Electrical Mechanical Systems (MEMS), lasers, optics, and electronics to create a small form factor scanning engine with lower power needs than many other technologies that projects high-quality video and still image and/or uses depth sensing to capture three-dimensional data.

Our business strategy is to commercialize our PicoP® scanning technology by enabling original design manufacturers (ODMs) and original equipment manufacturers (OEMs) to produce scanning engines by licensing our technology to those ODMs and OEMs, and by selling key scanning engine components to them, as needed.

While we are optimistic about our technology and the potential for future revenues, we have incurred substantial losses since inception and expect to incur a significant loss during the fiscal year ending December 31, 2016. The consolidated financial statements are prepared assuming we will continue as a going concern.

Key accounting policies and estimates - Revenue recognition

We recognize revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and there are no uncertainties regarding customer acceptance, (iii) fees are fixed or determinable, and (iv) collection is reasonably assured.

We generate revenue from many sources and activities. We enter into arrangements that can include various combinations of product sales, services, and licensing activities. For multiple-element arrangements, we use a hierarchy to determine the contract consideration to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third party evidence of selling price (TPE), and (iii) best estimate of selling price. To date, our revenue sources can be classified as: product revenue, royalty revenue, or contract revenue.

Product revenue

Our product sales generally include acceptance provisions. We recognize product revenue upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. No estimates are made for product returns because revenue is recognized upon expiration of the contractual acceptance period.

Royalty revenue

Royalty revenue is revenue under license agreements to our PicoP® scanning technology. We recognize revenue on upfront license fees over the expected time frame that we provide services or have ongoing obligations under the agreement. Ongoing per unit royalties are recognized when reported by our customer to us on a quarterly basis. Currently, we recognize revenue for ongoing per unit royalties one quarter in arrears when reported by our customer, representing when such amounts are fixed and determinable, and all other revenue recognition criteria are met.

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

License agreement

In March 2015, we signed a license agreement as part of a multiple-element arrangement with a customer for our PicoP® scanning technology. The license agreement granted the customer a non-exclusive license to manufacture and sell scanning engines that use our PicoP® scanning technology.

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

Under the terms of this multiple-element arrangement, we received an $8.0 million upfront payment in March 2015 and we will receive a per unit royalty for each display module sold by the customer containing our PicoP® scanning technology. We recognize revenue on the initial $8.0 million payment on a straight-line basis within Royalty Revenues, over a period of eight years which is the expected time frame that we will provide services under the agreement. Ongoing per unit royalties are reported by our customer to us on a quarterly basis. Currently, we recognize revenue for ongoing per unit royalties one quarter in arrears when reported by our customer, representing when such amounts are fixed and determinable, and all other revenue recognition criteria are met. Products delivered under multiple-element arrangements will be recognized upon acceptance of the deliverables by the customer or the expiration of the contractual acceptance period, after which there are no rights of return.

During the three and six months ended June 30, 2016, we recognized $360,000 and $653,000, respectively, from ongoing per unit royalties, and $249,000 and $498,000, respectively, from a prorated portion of the $8.0 million upfront payment. During the three and six months ended June 30, 2015, we recognized $75,000 and $123,000, respectively, from ongoing per unit royalties, and $249,000 and $345,000, respectively, from a prorated portion of the $8.0 million upfront payment. At June 30, 2016, remaining unrecognized upfront license fees are included in current and long-term deferred revenues, amounting to $999,000 and $5.7 million, respectively. At December 31, 2015, unrecognized upfront license fees are included in current and long-term deferred revenues, amounting to $1.0 million and $6.1 million, respectively.

Results of operations

Product revenue
(in thousands)	2016	2015	$ change	% change
Three Months Ended June 30,	$3,530	$2,182	$1,348	61.8
Six Months Ended June 30,	6,685	2,923	3,762	128.7

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

Product revenue was higher during the three and six months ended June 30, 2016 compared to the same periods in 2015 due to higher product sales to Sony Corporation as part of continued shipments of orders we received during 2015 and 2014 totaling $14.6 million and $3.8 million, respectively, for key components to be integrated into display modules it manufactures and sells. The backlog of product orders at June 30, 2016 was approximately $5.3 million, compared to $15.0 million at June 30, 2015. The product backlog is scheduled for delivery within the next twelve months.

Royalty revenue
(in thousands)	2016	2015	$ change	% change
Three Months Ended June 30,	$609	$324	$285	88.0
Six Months Ended June 30,	1,151	468	683	145.9

Royalty revenue is revenue under license agreements to our PicoP® scanning technology. We recognize revenue on upfront license fees over the expected time frame that we provide services or have ongoing obligations under the agreement. Ongoing per unit royalties are reported by the customer and are recognized as revenue in the period in which the data becomes available to us. Royalty revenue was higher during the three and six months ended June 30, 2016 compared to the same periods in 2015 as a result of higher royalty payments we received from Sony Corporation for display modules it sold.

Contract revenue
(in thousands)	2016	2015	$ change	% change
Three Months Ended June 30,	$16	$1,537	$(1,521)	(99.0)
Six Months Ended June 30,	20	1,553	(1,533)	(98.7)

Contract revenue includes revenue from the sale of prototype units and evaluation kits based on our PicoP® scanning engine. Our contract revenue in a particular period is dependent upon when we enter into a contract, the value of the contracts we have entered into, and the availability of technical resources to perform work on the contracts. We recognize contract revenue on long-term, cost plus fixed fee, and fixed price contracts using the percentage-of-completion method. If we are unable to estimate costs on a contract, revenue is recognized using the completed-contract method. Under the completed-contract method, revenue and contract costs are deferred and both are recognized when all deliverables are completed.

Our contract backlog, including orders for prototype units and evaluation kits, at June 30, 2016 was approximately $45,000 compared to $14,000 at June 30, 2015. The contract backlog is scheduled for completion during the next twelve months.

Cost of product revenue
		% of		% of
		product		product
(in thousands)	2016	revenue	2015	revenue	$ change	% change
Three Months Ended June 30,	$2,587	73.3	$2,074	95.1	$513	24.7
Six Months Ended June 30,	5,175	77.4	3,111	106.4	2,064	66.3

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

Cost of product revenue can fluctuate significantly from period to period, depending on the volume and product mix and the level of manufacturing overhead expense. Cost of product revenue was higher during the three and six months ended June 30, 2016 compared to the same periods in 2015 driven primarily by higher product sales to Sony Corporation.

During the three and six months ended June 30, 2016, we expensed approximately $183,000 and $411,000 of manufacturing overhead associated with production capacity in excess of production requirements, compared to $142,000 and $363,000 during the same periods in 2015. Additionally, during the three and six months ended June 30, 2016, we recorded a provision for scrap of $49,000 and $171,000, compared to $149,000 and $287,000 during the same periods in 2015.

Cost of contract revenue
		% of		% of
		contract		contract
(in thousands)	2016	revenue	2015	revenue	$ change	% change
Three Months Ended June 30,	$5	31.3	$782	50.9	$(777)	(99.4)
Six Months Ended June 30,	6	30.0	789	50.8	(783)	(99.2)

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

Research and development expense
(in thousands)	2016	2015	$ change	% change
Three Months Ended June 30,	$2,879	$2,011	$868	43.2
Six Months Ended June 30,	5,476	3,909	1,567	40.1

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

The increase in research and development expense during the three and six months ended June 30, 2016 compared to the same periods in 2015 was attributable to the allocation of resources to internal research and development activities that were previously designated to a commercial contract in prior periods and increased personnel-related compensation and benefits expenses.

Sales, marketing, general and administrative expense
(in thousands)	2016	2015	$ change	% change
Three Months Ended June 30,	$2,171	$1,946	$225	11.6
Six Months Ended June 30,	4,239	3,867	372	9.6

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense during the three and six months ended June 30, 2016 compared to the same periods in 2015 was primarily due to increased non-cash compensation expense and professional fees and business development costs.

Liquidity and capital resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At June 30, 2016, we had $7.2 million in cash and cash equivalents. The consolidated financial statements are prepared assuming we will continue as a going concern.

Based on our current operating plan, and assuming some sales of additional equity under our existing ATM facility discussed in Note 8, we anticipate that we have sufficient cash and cash equivalents to fund our operations through December 2016. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities and/or product sales and licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing investments in our production capacities, research and development projects, staff, operating costs, and capital expenditures.

Operating activities

Cash used in operating activities totaled $7.1 million during the six months ended June 30, 2016 compared to cash provided by operating activities of $1.5 million during the same period in 2015. The change in cash flows from operating activities in the 2015 period primarily reflects an $8.0 million upfront payment we received under the terms of the license agreement with Sony Corporation for our PicoP® scanning technology in March 2015.

Investing activities

During the six months ended June 30, 2016 and 2015, net cash used in investing activities was $193,000 and $719,000.

Financing activities

During the six months ended June 30, 2016 and 2015, net cash provided by financing activities was $6.6 million and $6.0 million.

During the six months ended June 30, 2016, we received gross proceeds of $349,000 as part of an ATM agreement we entered into with Meyers Associates, L.P. in May 2015. As of June 30, 2016, we have received aggregate gross proceeds of approximately $2.6 million before issuance costs of approximately $95,000 from the sale of 928,000 shares of common stock.

In March 2016, we raised $6.9 million before issuance costs of approximately $650,000 from the sale of 4.1 million shares of common stock in an underwritten public offering.

During the six months ended June 30, 2015, we received $3.3 million from the exercise of warrants to purchase 1.5 million shares of common stock, which warrants were issued in connection with earlier financing transactions.

During the three months ended March 31, 2015, we received gross proceeds of $1.0 million as part of an ATM agreement we entered into with Meyers Associates, L.P. in June 2014. We have completed sales under this agreement, having received total proceeds of $4.5 million before issuance costs of approximately $206,000 from the sale of 2.0 million shares of common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and market liquidity risks

As of June 30, 2016, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risks is not material.

Our investment policy generally directs that the investment manager should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of June 30, 2016, we had $7.2 million in cash and cash equivalents, which are comprised of short-term highly rated money market savings accounts.

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

  As of June 30, 2016, we had an accumulated deficit of $490.4 million.
  We incurred consolidated net losses of $483.4 million from inception through 2015, and a net loss of $7.0 million during the six months ended June 30, 2016.

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

Based on our current operating plan, and assuming some sales of additional equity under our existing ATM facility discussed in Note 8, we anticipate that we have sufficient cash and cash equivalents to fund our operations through December 2016. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities and/or product sales and licensing activities.

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

Additional capital may not be available to us or, if available, may not be available on terms acceptable to us or on a timely basis. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of our current shareholders' shares. If adequate capital resources are not available on a timely basis, we may consider limiting our operations substantially. This limitation of operations could include reducing investments in our production capacities or research and development projects, staff, operating costs, and capital expenditures which could jeopardize our ability to achieve our business goals or satisfy our customer requirements.

Qualifying a new or alternative contract manufacturer or foundry for our products could cause us to experience delays that result in lost revenues and damaged customer relationships.

We rely on single or limited-source suppliers to manufacture our products, including our MEMS die in wafer form. Establishing a relationship with a new or alternative contract manufacturer or foundry would be a time-consuming process with significant lead time, as our unique technology may require significant manufacturing process adaptation to achieve full manufacturing capacity. Accordingly, we may be unable to establish a relationship with new or alternative contract manufacturers in the short-term, or at all, at prices or on other terms that are acceptable to us.

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

Our business strategy for commercializing our technology in products incorporating PicoP® scanning technology includes entering into development, manufacturing, sales and marketing arrangements with ODMs, OEMs and other third parties. These arrangements reduce our level of control over production and distribution and may subject us to risks and uncertainties regarding, but not limited to, product warranty, product liability and quality control standards. We cannot be certain that we will be able to negotiate arrangements on acceptable terms, if at all, or that these arrangements will be successful in yielding commercially viable products. If we cannot establish these arrangements, we would require additional capital to undertake such activities on our own and would require extensive manufacturing, sales and marketing expertise that we do not currently possess and that may be difficult to obtain.

In addition, we could encounter significant delays in commercializing our PicoP® scanning technology or find that the development, manufacture or sale of products incorporating our technology would not be feasible. To the extent that we enter into development, manufacturing, sales and marketing or other arrangements, our revenues will depend upon the performance of third parties. We cannot be certain that any such arrangements will be successful.

We cannot be certain that our technology platform or products incorporating our PicoP® scanning technology will achieve market acceptance. If our technology platform or products incorporating our technology do not achieve market acceptance, our revenues may not grow.

Our success will depend, in part, on customer acceptance of our PicoP® scanning technology. Our technology may not be accepted by manufacturers who use display and image capture technologies in their products, by systems integrators, ODMs, and OEMs who incorporate the scanning engine components into their products or by end users of these products. To be accepted, our PicoP® scanning technology must meet the expectations of our current and potential customers in the consumer electronics, automotive, and other markets. If our technology platform or products incorporating our PicoP® scanning technology do not achieve market acceptance, we may not be able to continue to develop our technology.

Future products incorporating our PicoP® scanning technology are dependent on advances in technology by other companies.

Our PicoP® scanning technology will continue to rely on technologies, such as laser light sources and other components that are developed and produced by other companies. The commercial success of certain future products incorporating our PicoP® scanning technology will depend, in part, on advances in these and other technologies by other companies. We may, from time to time, contract with and support companies developing key technologies in order to accelerate the development of them for our or our customers' specific uses. There are no guarantees that such activities will result in useful technologies or products that will be profitable.

We are dependent on a small number of customers for our revenue. Our quarterly performance may vary substantially and this variance, as well as general market conditions, may cause our stock price to fluctuate greatly and potentially expose us to litigation.

One commercial customer accounted for $6.8 million of our total revenue, representing 87% of our total revenue during the six months ended June 30, 2016. A second commercial customer accounted for $859,000 of our total revenue, representing 11% of our total revenue during the six months ended June 30, 2016. In the same period in 2015, one commercial customer accounted for $4.9 million of our total revenue, representing 99% of our total revenue. Our customers take time to obtain, and the loss of a significant customer could negatively affect our revenue. Our quarterly operating results may vary significantly based upon:

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

We or our customers may fail to perform under open orders which could adversely affect our operating results and cash flows.

Our backlog of open orders totaled $5.3 million as of June 30, 2016. We may be unable to meet the performance requirements, including performance specifications or delivery dates, required by such purchase orders.  Furthermore, our customers may be unable or unwilling to perform their obligations thereunder on a timely basis, or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals.  To the extent we are unable to perform under such purchase orders or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

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

On July 27, 2016, the closing price of our common stock was $1.75 per share.

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

  Delays in product development;
  Lack of market acceptance for our technology or products incorporating our PicoP® scanning technology; or
  Lack of funds to invest in product research, development and marketing.

The occurrence of any of the above factors could result in decreased revenues, market share and value of our business.

We could face lawsuits related to our use of PicoP® scanning technology or other technologies. Defending these suits would be costly and time-consuming. An adverse outcome, in any such matter, could limit our ability to commercialize our technology or products incorporating our PicoP® scanning technology, reduce our revenues and increase our operating expenses.

We are aware of several patents held by third parties that relate to certain aspects of light scanning displays and image capture products. These patents could be used as a basis to challenge the validity, limit the scope or limit our ability to obtain additional or broader patent rights of our patents or patents we have licensed. A successful challenge to the validity of our patents or patents we have licensed could limit our ability to commercialize our technology or products incorporating our PicoP® scanning technology and, consequently, materially reduce our revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us with respect to current and future technology. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually be issued with claims that will be infringed by our products or our technology.

The defense and prosecution of a patent suit would be costly and time-consuming even if the outcome were ultimately favorable to us. An adverse outcome in the defense of a patent suit could subject us to significant costs, require others and us to cease selling products incorporating our technology, require us to cease licensing our technology or require disputed rights to be licensed from third parties. Such licenses, if available, would increase our operating expenses. Moreover, if claims of infringement are asserted against our future co-development partners or customers, those partners or customers may seek indemnification from us for any damages or expenses they incur.

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

Our technology and products incorporating our PicoP® scanning technology could become subject to future environmental, health and safety regulations or amendments that could negatively impact our ability to commercialize our technology and products incorporating our PicoP® scanning technology. Compliance with any such new regulations would likely increase the cost to develop and produce products incorporating our PicoP® scanning technology, and violations may result in fines, penalties or suspension of production. If we become subject to any environmental, health, or safety laws or regulations that require us to cease or significantly change our operations to comply, our business, financial condition and operating results could be adversely affected.

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

We protect our proprietary PicoP® scanning technology by seeking to obtain United States and foreign patents in our name, or licenses to third party patents, related to proprietary technology, inventions, and improvements that may be important to the development of our business. However, our patent position and the patent position of our licensors involve complex legal and factual questions. The standards that the United States Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change.

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

Additionally, any misuse of our technology or products incorporating our PicoP® scanning technology by end users or third parties that obtain access to our technology, could result in negative publicity and could harm our brand and reputation. Product liability claims or other claims related to our products or our technology, regardless of their outcome, could require us to spend significant time and money in litigation, divert management time and attention, require us to pay significant damages, harm our reputation or hinder acceptance of our products. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products and our PicoP® scanning technology.

Our contracts and collaborative research and development agreements have long sales cycles which makes it difficult to plan our expenses and forecast our revenues.

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

MICROVISION, INC.
Date: July 29, 2016	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer and Director (Principal Executive Officer)

Date: July 29, 2016	BY:	/s/ Stephen P. Holt
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