Form 10-Q
period 2016-09-30
MICROVISION, INC.
filed 2016-11-02
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES    ☐        NO    ☒

The number of shares of the registrant's common stock outstanding as of October 28, 2016 was 53,944,000.

PART I

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$5,803	$7,888
Accounts receivable, net of allowances of $39 and $38, respectively	1,821	1,687
Inventory	1,252	862
Other current assets	461	638
Total current assets	9,337	11,075

Property and equipment, net	1,367	1,669
Restricted cash	435	435
Intangible assets, net	750	845
Other assets	18	18
Total assets	$11,907	$14,042

Liabilities and Shareholders' Deficit
Current liabilities
Accounts payable	$2,149	$2,183
Accrued liabilities	3,242	3,399
Deferred revenue	2,184	2,122
Total current liabilities	7,575	7,704

Deferred revenue, net of current portion	5,402	6,149
Deferred rent, net of current portion	226	342
Total liabilities	13,203	14,195

Commitments and contingencies (Note 7)

Shareholders' deficit
Preferred stock, par value $0.001; 25,000 shares authorized; zero and
zero shares issued and outstanding	-	-
Common stock, par value $0.001; 100,000 shares authorized; 53,944 and
47,423 shares issued and outstanding	54	47
Additional paid-in capital	493,123	483,171
Accumulated deficit	(494,473)	(483,371)
Total shareholders' deficit	(1,296)	(153)
Total liabilities and shareholders' deficit	$11,907	$14,042

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Product revenue	$3,617	$2,078	$10,302	$5,001
Royalty revenue	331	309	1,482	777
Contract revenue	52	11	72	1,564
Total revenue	4,000	2,398	11,856	7,342

Cost of product revenue	2,767	1,810	7,942	4,921
Cost of contract revenue	26	3	32	792
Total cost of revenue	2,793	1,813	7,974	5,713

Gross profit	1,207	585	3,882	1,629

Research and development expense	3,053	2,231	8,529	6,140
Sales, marketing, general and administrative expense	2,231	1,873	6,470	5,740
Total operating expenses	5,284	4,104	14,999	11,880

Loss from operations	(4,077)	(3,519)	(11,117)	(10,251)

Other income, net	7	6	15	7

Net loss	$(4,070)	$(3,513)	$(11,102)	$(10,244)

Net loss per share - basic and diluted	$(0.08)	$(0.07)	$(0.22)	$(0.22)

Weighted-average shares outstanding - basic and diluted	52,111	47,216	50,421	46,292

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(11,102)	$(10,244)

Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	602	297
Amortization of intangible assets	95	96
Share-based compensation expense	980	718
Inventory write-downs	187	287
Other non-cash adjustments	47	(46)

Change in:
Accounts receivable, net	(134)	95
Inventory	(577)	(440)
Other current and non-current assets	177	(43)
Accounts payable	(145)	(53)
Accrued liabilities	(303)	(6)
Deferred revenue	(685)	7,403
Billings on uncompleted contracts in excess of related costs	-	(225)
Net cash used in operating activities	(10,858)	(2,161)

Cash flows from investing activities
Purchases of property and equipment	(282)	(1,011)
Net cash used in investing activities	(282)	(1,011)

Cash flows from financing activities
Net proceeds from issuance of common stock and warrants	9,055	5,983
Net cash provided by financing activities	9,055	5,983

Change in cash and cash equivalents	(2,085)	2,811
Cash and cash equivalents at beginning of period	7,888	8,349
Cash and cash equivalents at end of period	$5,803	$11,160

Supplemental schedule of non-cash investing and financing activities
Non-cash additions to property and equipment	$276	$155

Issuance of common stock for commitment fee	$721	$-

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. MANAGEMENT'S STATEMENT

The Condensed Consolidated Balance Sheets as of September 30, 2016, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, have been prepared by MicroVision, Inc. ("we" or "our") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at September 30, 2016 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (SEC). The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, licensing activities and product and component sales. At September 30, 2016, we had $5.8 million in cash and cash equivalents. The consolidated financial statements are prepared assuming we will continue as a going concern.

Based on our current operating plan, and without additional proceeds from the sale of shares under our existing Common Stock Purchase Agreement or At-The-Market (ATM) facility discussed in Note 8, we anticipate that we have sufficient cash and cash equivalents to fund our operations into January 2017. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing investments in our production capacities, research and development projects, staff, operating costs, and capital expenditures. Our ability to raise proceeds from the sale of shares under our Common Stock Purchase Agreement is subject to limitations and conditions, including a $1.00 minimum stock price.

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

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net loss available for common shareholders - basic and diluted	$(4,070)	$(3,513)	$(11,102)	$(10,244)

Denominator:
Weighted-average common shares outstanding - basic and diluted	52,111	47,216	50,421	46,292

Net loss per share - basic and diluted	$(0.08)	$(0.07)	$(0.22)	$(0.22)

For the three and nine months ended September 30, 2016 and 2015, we excluded the following securities from diluted net loss per share, as the effect of including them would have been anti-dilutive: options and warrants exercisable into a total of 9,126,000 and 8,218,000 shares of common stock, respectively, and 60,000 and 60,000 nonvested equity shares, respectively.

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

Recognized revenues are subject to amendments for actual costs incurred. Amendments to revenue and costs-to-complete estimates are recognized in the period in which the facts become known. In the future, amendments to estimates could significantly impact recognized revenue in any one reporting period. If we are unable to estimate costs on a contract, revenue is recognized using the completed-contract method. Under the completed-contract method, revenue and contract costs are deferred and both are recognized when all deliverables are completed.

License agreement

In March 2015, we signed a license agreement as part of a multiple-element arrangement with Sony Corporation (Sony) for our PicoP® scanning technology. The license agreement granted Sony a non-exclusive license to manufacture and sell display modules that use our PicoP® scanning technology.

Under the terms of this multiple-element arrangement, we received an $8.0 million upfront payment in March 2015 and we will receive a per unit royalty for each display module sold by Sony containing our PicoP® scanning technology. We recognize revenue on the initial $8.0 million payment on a straight-line basis within Royalty Revenues, over a period of eight years which is the expected time frame that we will provide services under the agreement. Ongoing per unit royalties are reported by Sony to us on a quarterly basis. Currently, we recognize revenue for ongoing per unit royalties one quarter in arrears when reported by Sony, representing when such amounts are fixed and determinable, and all other revenue recognition criteria are met. Products delivered under multiple-element arrangements will be recognized upon acceptance of the deliverables by the customer or the expiration of the contractual acceptance period, after which there are no rights of return.

During the three and nine months ended September 30, 2016, we recognized $79,000 and $732,000, respectively, from ongoing per unit royalties, and $252,000 and $750,000, respectively, from a prorated portion of the $8.0 million upfront payment. During the three and nine months ended September 30, 2015, we recognized $57,000 and $180,000, respectively, from ongoing per unit royalties, and $252,000 and $597,000, respectively, from a prorated portion of the $8.0 million upfront payment. At September 30, 2016, remaining unrecognized upfront license fees are included in current and long-term deferred revenues, amounting to $999,000 and $5.4 million, respectively. At December 31, 2015, unrecognized upfront license fees are included in current and long-term deferred revenues, amounting to $1.0 million and $6.1 million, respectively.

4. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND SUPPLIERS

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of September 30, 2016, our cash and cash equivalents are comprised of operating checking accounts and short-term, highly rated money market savings accounts.

Concentration of major customers and suppliers

For the three and nine months ended September 30, 2016, one commercial customer accounted for $3.9 million and $10.8 million of our total revenue, representing 99% and 91% of total revenue, respectively. For the three and nine months ended September 30, 2015, the same commercial customer accounted for $2.3 million and $7.2 million of our total revenue, representing 96% and 98% of total revenue, respectively. One commercial customer accounted for $1.7 million of our net accounts receivable balance at September 30, 2016 and the same commercial customer accounted for $567,000 of our net accounts receivable balance at September 30, 2015, representing 92% and 99%, respectively.

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

5. INVENTORY

Inventory consists of the following:

	September 30,	December 31,
(in thousands)	2016	2015
Raw materials	$528	$232
Finished goods	724	630
	$1,252	$862

Our inventory consists of raw materials and finished goods assemblies. Inventory is computed using the first-in, first-out (FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

In addition, we reduce the value of our inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through the normal course of business during the next twelve months. As of September 30, 2016 and December 31, 2015, there were aggregate write-downs of $6.7 million and $6.9 million, respectively, offsetting the value of inventory deemed to be obsolete or scrap inventory. We may enter into arrangements to sell the obsolete or scrap inventory resulting in a gain in the period such transactions are realized.

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

The following table summarizes the amount of share-based compensation expense by line item in the statements of operations:

Share-based compensation expense	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Cost of product revenue	$9	$7	$29	$15
Research and development expense	98	82	283	198
Sales, marketing, general and administrative expense	199	205	668	505
	$306	$294	$980	$718

Options activity and positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2016:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding as of September 30, 2016	4,087,000	$3.92	7.6	$5,000

Exercisable as of September 30, 2016	2,040,000	$5.60	6.1	$4,000

As of September 30, 2016, our unamortized share-based employee compensation related to stock options was $2.7 million which we plan to amortize over the next three years, and our unamortized share-based compensation related to RSUs was $78,000 which we plan to amortize over the next eight months.

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

Adverse purchase commitments

As of September 30, 2016, we had $500,000 accrued for commitments to purchase materials for the SHOWWXTM pico projector that were in excess of estimated future proceeds from the sale of that product.

8. COMMON STOCK AND WARRANTS

In September 2016, we entered into a Common Stock Purchase Agreement with Lincoln Park Capital Fund, LLC (Lincoln Park) granting us the right to sell shares of our common stock having an aggregate value of up to $17.0 million. Under the terms of the agreement, Lincoln Park made an initial purchase of $2.0 million in shares of common stock at a purchase price of $1.50 per share. Subject to various limitations and conditions set forth in the agreement, including a $1.00 minimum stock price, we may sell up to an additional $15.0 million in shares of common stock, from time to time, at our sole discretion to Lincoln Park over a twenty-four month period beginning September 2016. In consideration for entering into the agreement, we issued 522,556 shares of common stock, having a value of $721,000 based on the closing stock price on the date of grant, to Lincoln Park as a commitment fee. We incurred an additional $133,000 in issuance costs.

During the nine months ended September 30, 2016, we received gross proceeds of $845,000 as part of an ATM agreement we entered into with Meyers Associates, L.P. in May 2015. Under the terms of the agreement, we may, from time to time, at our discretion, offer and sell shares of our common stock having an aggregate value of up to $6.0 million. As of September 30, 2016, we have received aggregate gross proceeds of approximately $3.1 million before issuance costs of approximately $109,000 from the sale of 1.2 million shares of common stock.

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

9. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-15 (ASU 2016-15), Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments. The objective of ASU 2016-15 is to eliminate the diversity in practice related to the classification of certain receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. For public business entities, ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

In June 2016, the FASB issued Accounting Standards Update 2016-13 (ASU 2016-13), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU 2016-13 is effective for public entities with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The new guidance shall be applied on a modified-retrospective approach. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

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

In May 2014, FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards and generally accepted accounting principles of the United States. Subsequent accounting standards updates have been issued which amend and/or clarify the application of ASU 2014-09. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective in the first quarter of fiscal 2018 and may be applied on a full retrospective or modified retrospective approach. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our financial statements.

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

Our business strategy is to commercialize our PicoP® scanning technology by enabling original design manufacturers (ODMs) and original equipment manufacturers (OEMs) to produce scanning engines by licensing our technology to those ODMs and OEMs, and by selling key scanning engine components to them, as needed. Additionally, in 2017, we plan to begin selling scanning engines directly to ODMs and OEMs.

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

Recognized revenues are subject to amendments for actual costs incurred. Amendments to revenue and costs-to-complete estimates are recognized in the period in which the facts become known. In the future, amendments to estimates could significantly impact recognized revenue in any one reporting period. If we are unable to estimate costs on a contract, revenue is recognized using the completed-contract method. Under the completed-contract method, revenue and contract costs are deferred and both are recognized when all deliverables are completed.

License agreement

In March 2015, we signed a license agreement as part of a multiple-element arrangement with Sony for our PicoP® scanning technology. The license agreement granted Sony a non-exclusive license to manufacture and sell scanning engines that use our PicoP® scanning technology.

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

Under the terms of this multiple-element arrangement, we received an $8.0 million upfront payment in March 2015 and we will receive a per unit royalty for each display module sold by Sony containing our PicoP® scanning technology. We recognize revenue on the initial $8.0 million payment on a straight-line basis within Royalty Revenues, over a period of eight years which is the expected time frame that we will provide services under the agreement. Ongoing per unit royalties are reported by Sony to us on a quarterly basis. Currently, we recognize revenue for ongoing per unit royalties one quarter in arrears when reported by Sony, representing when such amounts are fixed and determinable, and all other revenue recognition criteria are met. Products delivered under multiple-element arrangements will be recognized upon acceptance of the deliverables by the customer or the expiration of the contractual acceptance period, after which there are no rights of return.

Results of operations

Product revenue

(in thousands)	2016	2015	$ change	% change
Three Months Ended September 30,	$3,617	$2,078	$1,539	74.1
Nine Months Ended September 30,	10,302	5,001	5,301	106.0

Product revenue is revenue from sales of our products which are MEMS and ASICs. Our product sales generally include acceptance provisions. We recognize product revenue upon acceptance of the product by the customer or the expiration of the contractual acceptance period, after which there are no rights of return. Our quarterly product revenue may vary substantially due to the timing of product orders from customers, product shipments, production constraints and availability of components and raw materials.

Product revenue was higher during the three and nine months ended September 30, 2016 compared to the same periods in 2015 due to higher product sales to Sony as part of continued shipments of orders we received during 2015 and 2014 totaling $14.6 million and $3.8 million, respectively, for key components to be integrated into display modules it manufactures and sells. The backlog of product orders at September 30, 2016 was approximately $1.4 million, compared to $13.5 million at September 30, 2015. The product backlog is scheduled for delivery in the fourth quarter.

Royalty revenue
(in thousands)	2016	2015	$ change	% change
Three Months Ended September 30,	$331	$309	$22	7.1
Nine Months Ended September 30,	1,482	777	705	90.7

Royalty revenue is revenue under license agreements to our PicoP® scanning technology. We recognize revenue on upfront license fees over the expected time frame that we provide services or have ongoing obligations under the agreement. Ongoing per unit royalties are reported by Sony and are recognized as revenue in the period in which the data becomes available to us. Royalty revenue was higher during the three and nine months ended September 30, 2016 compared to the same periods in 2015 as a result of higher royalty payments we received from Sony for display modules it sold.

During the three and nine months ended September 30, 2016, we recognized $79,000 and $732,000, respectively, from ongoing per unit royalties, and $252,000 and $750,000, respectively, from a prorated portion of the $8.0 million upfront payment. During the three and nine months ended September 30, 2015, we recognized $57,000 and $180,000, respectively, from ongoing per unit royalties, and $252,000 and $597,000, respectively, from a prorated portion of the $8.0 million upfront payment. At September 30, 2016, remaining unrecognized upfront license fees are included in current and long-term deferred revenues, amounting to $999,000 and $5.4 million, respectively. At December 31, 2015, unrecognized upfront license fees are included in current and long-term deferred revenues, amounting to $1.0 million and $6.1 million, respectively.

Contract revenue
(in thousands)	2016	2015	$ change	% change
Three Months Ended September 30,	$52	$11	$41	372.7
Nine Months Ended September 30,	72	1,564	(1,492)	(95.4)

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

In June 2015, we recognized the full contract value of $1.5 million in revenue having completed all deliverables and obligations under an agreement to provide support services to Sony for the production readiness, initial production and market launch for display modules incorporating our PicoP® scanning technology. Our contract backlog, including orders for prototype units and evaluation kits, at September 30, 2016 was approximately $931,000 compared to $5,000 at September 30, 2015. The contract backlog is scheduled for completion during the next twelve months.

Cost of product revenue

		% of		% of
		product		product
(in thousands)	2016	revenue	2015	revenue	$ change	% change
Three Months Ended September 30,	$2,767	76.5	$1,810	87.1	$957	52.9
Nine Months Ended September 30,	7,942	77.1	4,921	98.4	3,021	61.4

Cost of product revenue includes the direct and allocated indirect costs of products sold to customers. Direct costs include labor, materials, reserves for estimated warranty expenses, and other costs incurred directly, or charged to us by our contract manufacturers, in the manufacture of these products. Indirect costs include labor, manufacturing overhead, and other costs associated with operating our manufacturing capabilities and capacity. Manufacturing overhead includes the costs of procuring, inspecting and storing material, facility and other costs, and is allocated to cost of product revenue based on the proportion of indirect labor which supported production activities.

Cost of product revenue can fluctuate significantly from period to period, depending on the volume and product mix and the level of manufacturing overhead expense. Cost of product revenue as a percentage of net product revenue decreased during the three and nine months ended September 30, 2016 compared to the same periods in 2015 driven primarily by higher volume of product sales to Sony. We expect that future gross margins could be impacted by multiple factors including, but not limited to, those set forth in Part II, Item 1A of this Form 10-Q under the heading "Risk Factors".

During the three and nine months ended September 30, 2016, we expensed approximately $245,000 and $656,000 of manufacturing overhead associated with production capacity in excess of production requirements, compared to $288,000 and $651,000 during the same periods in 2015. Additionally, during the nine months ended September 30, 2016, we recorded a provision for scrap of $187,000 compared to $287,000 during the same period in 2015.

Cost of contract revenue
		% of		% of
		contract		contract
(in thousands)	2016	revenue	2015	revenue	$ change	% change
Three Months Ended September 30,	$26	50.0	$3	27.3	$23	766.7
Nine Months Ended September 30,	32	44.4	792	50.6	(760)	(96.0)

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

The decrease in the cost of contract revenue during the nine months ended September 30, 2016 was primarily attributed to the direct and indirect costs recognized in connection with the completion of all deliverables and obligations under the $1.5 million display module support service contract in 2015 with Sony.

Research and development expense
(in thousands)	2016	2015	$ change	% change
Three Months Ended September 30,	$3,053	$2,231	$822	36.8
Nine Months Ended September 30,	8,529	6,140	2,389	38.9

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

The increase in research and development expense during the three months ended September 30, 2016 compared to the same period in 2015 was attributable to higher costs related to subcontractors and increased personnel-related compensation and benefits expenses. The increase during the nine months ended September 30, 2016 compared to the same period in 2015 was attributable to the allocation of resources to internal research and development activities that were previously designated to a commercial contract in prior periods in addition to higher costs related to subcontractors and increased personnel-related compensation and benefits expenses.

Sales, marketing, general and administrative expense
(in thousands)	2016	2015	$ change	% change
Three Months Ended September 30,	$2,231	$1,873	$358	19.1
Nine Months Ended September 30,	6,470	5,740	730	12.7

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense during the three and nine months ended September 30, 2016 compared to the same periods in 2015 was primarily due to increased personnel-related compensation and benefits expenses, professional fees and business development costs.

Liquidity and capital resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At September 30, 2016, we had $5.8 million in cash and cash equivalents. The consolidated financial statements are prepared assuming we will continue as a going concern.

Based on our current operating plan, and without additional proceeds from the sale of shares under our existing Common Stock Purchase Agreement or ATM facility discussed in Note 8 to our condensed consolidated financial statements, we anticipate that we have sufficient cash and cash equivalents to fund our operations into January 2017. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing investments in our production capacities, research and development projects, staff, operating costs, and capital expenditures. Our ability to raise proceeds from the sale of shares under our Common Stock Purchase Agreement is subject to limitations and conditions, including a $1.00 minimum stock price.

Operating activities

Cash used in operating activities totaled $10.9 million during the nine months ended September 30, 2016 compared to cash used in operating activities of $2.2 million during the same period in 2015. The change in cash flows from operating activities in the 2015 period primarily reflects an $8.0 million upfront payment we received under the terms of the license agreement with Sony for our PicoP® scanning technology in March 2015.

Investing activities

During the nine months ended September 30, 2016 and 2015, net cash used in investing activities was $282,000 and $1.0 million.

Financing activities

During the nine months ended September 30, 2016 and 2015, net cash provided by financing activities was $9.1 million and $6.0 million.

In September 2016, we entered into a Common Stock Purchase Agreement with Lincoln Park granting us the right to sell shares of our common stock having an aggregate value of up to $17.0 million. Under the terms of the agreement, Lincoln Park made an initial purchase of $2.0 million in shares of common stock at a purchase price of $1.50 per share. Subject to various limitations and conditions set forth in the agreement, including a $1.00 minimum stock price, we may sell up to an additional $15.0 million in shares of common stock, from time to time, at our sole discretion to Lincoln Park over a twenty-four month period beginning September 2016. In consideration for entering into the agreement, we issued 522,556 shares of common stock, having a value of $721,000 based on the closing stock price on the date of grant, to Lincoln Park as a commitment fee. We incurred an additional $133,000 in issuance costs.

During the nine months ended September 30, 2016, we received gross proceeds of $845,000 as part of an ATM agreement we entered into with Meyers Associates, L.P. in May 2015. As of September 30, 2016, we have received aggregate gross proceeds of approximately $3.1 million before issuance costs of approximately $109,000 from the sale of 1.2 million shares of common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and market liquidity risks

As of September 30, 2016, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risks is not material.

Our investment policy generally directs that the investment manager should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of September 30, 2016, we had $5.8 million in cash and cash equivalents, which are comprised of operating checking accounts and short-term highly rated money market savings accounts.

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

  As of September 30, 2016, we had an accumulated deficit of $494.5 million.
  We incurred consolidated net losses of $483.4 million from inception through 2015, and a net loss of $11.1 million during the nine months ended September 30, 2016.

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

Based on our current operating plan, and without additional proceeds from the sale of shares under our existing Common Stock Purchase Agreement or ATM facility discussed in Note 8 to our condensed consolidated financial statements, we anticipate that we have sufficient cash and cash equivalents to fund our operations into January 2017. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities and/or licensing activities.

Our ability to raise proceeds from the sale of shares under our Common Stock Purchase Agreement is subject to limitations and conditions, including a $1.00 minimum stock price. In addition, pursuant to the Common Stock Purchase Agreement, we agreed that we will not enter into any "variable rate" transactions with any third party from the date of the Purchase Agreement until the expiration of the twenty-four month period following the date of the Purchase Agreement, subject to certain exceptions, which could limit our ability to raise capital through certain sales of equity.

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

Our success will depend, in part, on customer acceptance of our PicoP® scanning technology. Our technology may not be accepted by manufacturers who use display and image capture technologies in their products, by systems integrators, ODMs, and OEMs who incorporate our scanning engines or scanning engine components into their products or by end users of these products. To be accepted, our PicoP® scanning technology must meet the expectations of our current and potential customers in the consumer electronics, automotive, and other markets. If our technology platform or products incorporating our PicoP® scanning technology do not achieve market acceptance, we may not be able to continue to develop our technology.

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

One commercial customer accounted for $10.8 million of our total revenue, representing 91% of our total revenue during the nine months ended September 30, 2016. In the same period in 2015, the same commercial customer accounted for $7.2 million of our total revenue, representing 98% of our total revenue. Our customers take time to obtain, and the loss of a significant customer could negatively affect our revenue. Our quarterly operating results may vary significantly based upon:

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

We or our customers may fail to perform under open orders or agreements which could adversely affect our operating results and cash flows.

Our backlog of open orders and agreements totaled $2.3 million as of September 30, 2016. We or our customers may be unable to meet the performance requirements and obligations under open orders or agreements, including performance specifications or delivery dates, required by such purchase orders or agreements.  Furthermore, our customers may be unable or unwilling to perform their obligations thereunder on a timely basis, or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals.  To the extent we are unable to perform under such purchase orders or agreements or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

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

On October 28, 2016, the closing price of our common stock was $1.04 per share.

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

Additionally, the scope of patents is subject to interpretation by courts and their validity can be subject to challenges and defenses, including challenges and defenses based on the existence of prior art. Consequently, we cannot be certain as to the extent to which we will be able to obtain patents for our new products and technology or the extent to which the patents that we already own or license from others, protect our products and technology. Reduction in scope of protection or invalidation of our licensed or owned patents, or our inability to obtain new patents, may enable other companies to develop products that compete directly with ours on the basis of the same or similar technology.

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

ITEM 6. Exhibits

10.1	2013 MicroVision, Inc. Incentive Plan, as amended.
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

MICROVISION, INC.
Date: November 2, 2016	BY:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 2, 2016	BY:	/s/ Stephen P. Holt
Stephen P. Holt
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

The following documents are filed herewith.

Exhibit Number	Description
10.1	2013 MicroVision, Inc. Incentive Plan, as amended.
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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