Form 10-K
period 2016-12-31
MICROVISION, INC.
filed 2017-03-06
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $87.0 million (based upon the closing price of $1.68 per share for the registrant's common stock as reported by the NASDAQ Global Market on that date).

The number of shares of the registrant's common stock outstanding as of February 27, 2017 was 68,122,000.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2017 Annual Meeting of Shareholders (the "2017 Proxy Statement") are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

MICROVISION, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

TABLE OF CONTENTS

i

PART I

Preliminary Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, technology development by third parties, future operations, financing needs or plans of MicroVision, Inc. ("we" or "us"), as well as assumptions relating to the foregoing. The words "anticipate," "could," "would," "believe," "estimate," "expect," "goal," "may," "plan," "project," "will," and similar expressions identify forward-looking statements. Factors that could cause actual results to differ materially from those projected in our forward-looking statements include risk factors identified below in Item 1A.

ITEM 1. BUSINESS

Overview

MicroVision, Inc. is a pioneer in laser beam scanning (LBS) technology that we market under our brand name PicoP®. We have developed our proprietary PicoP® scanning technology that can be adopted by our customers to create high-resolution miniature projection and three-dimensional sensing and image capture solutions. PicoP® scanning technology is based on our patented expertise in micro-electrical mechanical systems (MEMS), laser diodes, opto-mechanics, and electronics and how those elements are packaged into a small form factor, low power scanning engine that can display, interact and sense, depending on the needs of the application. For display, the engine can project a high-quality image on any surface (pico projection), a windshield (head-up display or HUD), or a retina (augmented reality or AR). For sensing, we use infrared (IR) lasers to capture three-dimensional data in the form of a point cloud. Interactivity uses the 3D sensing function and the display function to project an image that the user can then interact with as one would a touch screen.

We have licensed our patented PicoP® scanning technology to other companies for incorporation into their scanning engines for projection. We sell our licensees key components needed to produce their laser scanning engines and/or license our technology in exchange for a royalty fee for each scanning engine they sell. Companies to whom we license our PicoP® scanning technology are typically original design manufacturers (ODMs) or original equipment manufacturers (OEMs) who are in the business of making components or products ready for sale to end users. To date, we have primarily focused on the consumer electronics market, however, we believe that our LBS technology creates a platform that can support multiple applications and markets including enterprise, medical, industrial and automotive.

In November 2016, we announced a growth strategy for 2017 and beyond that includes selling LBS engines to ODMs and OEMs in addition to our strategy of licensing LBS technology to licensees to offer their own solutions. We plan to offer three scanning engines to support a wide array of applications: a small form factor display engine for consumer products, an interactive display engine for smart Internet of Things (IoT) products, and a mid-range light detection and ranging (LiDAR) engine for autonomous vehicles, industrial products and robotics.

While we are optimistic about our technology and the potential for future revenues, we have incurred substantial losses since inception and we expect to incur a significant loss during the fiscal year ending December 31, 2017.

MicroVision, Inc. was founded in 1993 as a Washington corporation and reincorporated in 2003 under the laws of the State of Delaware. Our headquarters is located at 6244 185th Avenue NE, Suite 100, Redmond, Washington 98052, and our telephone number is (425) 936-6847.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free-of-charge from the investor page of our website, accessible at www.microvision.com, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC). Copies of these filings may also be obtained by visiting the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549, or by calling the SEC directly at 1-800-SEC-0330 (1-800-732-0330). In addition, the SEC maintains a website, www.sec.gov, which contains current, quarterly and annual reports, proxy and information statements and other information regarding issuers that file electronically.

Technology

Our patented PicoP® scanning technology combines a MEMS scanning mirror, laser diode light sources, electronics, and optics that are controlled using our proprietary system control algorithms. The bi-directional MEMS scanning mirror is a key component of our technology platform and is one of our core competencies. We also have patents for two mirror MEMS solutions. Our most recent MEMS design is a silicon device with a one millimeter mirror at the center. This mirror is connected to small flexures that allow it to oscillate vertically and horizontally to capture (sensing) or reproduce (display) an image pixel-by-pixel. Scanning engines with our technology can operate in three modes: display only, display and sensing combined, and sensing only. For applications that include a projected display, our PicoP® scanning technology creates a brilliant, full color, high-contrast, uniform image over the entire field-of-view from a small and thin engine with low power consumption. For 3D scanning applications, our engine is also small, high resolution, and low power with the low lag and low persistence features that are important for such applications. We believe that our proprietary technology offers significant advantages over traditional display and 3D sensing systems. Depending on the specific product application, these advantages may include:

  Ability to perform projection and three-dimensional sensing and image capture from a single device;
  Leveraging our custom MEMS and application-specific integrated circuits (ASICS) components across multiple engine types for economies of scale;
  Focus-free operation;
  HD resolution;
  Low power requirements to enable battery operated devices and applications;
  Large screen size up to 200 inches from short distances;
  Small and thin engine size;
  80,000:1 contrast ratio with true black;
  High-brightness, high-dynamic range, and brightness uniformity;
  Rich, saturated color reproduction;
  Short throw projection with multi-mode operation for table top and wall mode;
  3D sensing as a touch interface or point cloud;
  Real-time interactive capture of moving targets;
  Dynamic, programmable resolution and frame rate 3D scanning; and
  Expandable 90, 180, 270 and 360 degree coverage for LiDAR applications.

In addition to these advantages, an overarching benefit of our PicoP® scanning technology is its ability to offer a key combination of lumens per-watt per-cubic centimeter: in essence, more lumens at lower power in a smaller form factor. Competing technologies may offer more lumens in total but not in as small and power efficient design as our PicoP® scanning technology. This combination is of particular importance for small, portable devices operated by battery. Equally important for consumer ease-of-use and for mobile projection applications is the focus-free attribute of our PicoP® scanning technology.

Business Strategy

Our business strategy is to commercialize our PicoP® scanning technology by enabling ODMs and OEMs to produce end-user products via three go-to-market paths:

  Design and sell LBS engines directly to ODMs and OEMs to incorporate inside their products;
  License our LBS technology and sell key components to ODMs and OEMs to create their own scanning engines; and
  License LBS technology to ODMs and OEMs who developed their own key components.

By providing these options, we permit ODMs and OEMs to integrate and embed our technology across a broad range of display and 3D sensing product applications in the way that best matches their technical capabilities and timelines for bringing their products to market. We create product concept reference designs to enable ODMs and OEMs to develop and rapidly build products that capitalize on the benefits of our PicoP® scanning technology for many of the applications we promote for our technology. We are also developing value-added features intended to help our customers differentiate their potential products.

We pursue cooperative marketing and development relationships with suppliers and other companies interested in growing the LBS market to extend the reach of our team and strengthen our position in the market. In 2016, we announced a co-marketing relationship with ST Microelectronics that includes joint sales and marketing activities for LBS solutions.

The key elements of our business strategy include the following:

  Continue to improve the performance of our PicoP® scanning technology platform by advancing the key application attributes such as higher brightness for displays, lower power, smaller size, and greater accuracy and longer distances for 3D sensing;
  Develop value-added features and applications that complement our core technology;
  Partner with ODMs and OEMs to help them develop scanning engines based on our technology or to select an engine to purchase from our offerings, and to help them integrate the engines into their products;
  Support ODMs and supply partners to ensure availability of high quality scanning engines in quantities to support the consumer electronics market;
  Supply scanning engines for ODMs and OEMs who opt to buy rather than build engines as licensees for their products;
  Supply key scanning engine components for products being developed by ODMs and OEMs who license our PicoP® scanning technology and/or license rights to ODMs and OEMs to produce such components;
  Partner with other companies that are interested in growing the LBS market to cooperatively promote our solutions and develop solutions for future products and capabilities where appropriate; and
  Maintain a position of LBS leadership with our intellectual property around our PicoP® scanning technology.

Markets for Our Technology

Our PicoP® scanning technology platform strategy is focused on addressing four primary market segments:

  Pico projection/interactive pico projection;
  3D sensing for automotive and industrial applications;
  Augmented/Virtual Reality (AR/VR); and
  Head up displays (HUD) for automobiles.

We see pico projection, interactive pico projection and short range 3D sensing as the most promising applications for our technology in the near to mid-term. We expect AR/VR and HUD to be mid to long-term opportunities. We have concentrated on pico projection over the past several years and, in 2016, we announced plans for other engine solutions for interactive pico projection and 3D sensing. We also began a development program in late 2016 with a leading technology company for an advanced driver assistance system (ADAS) proof-of-concept demonstrator. We believe AR and VR eyewear displays can also benefit from our technology, and we are actively exploring these opportunities. In 2016, we were engaged by another leading technology company to develop a proof-of-concept demonstrator for an AR application. In the automotive HUD market, we have supported customer evaluations for an LBS HUD.

In pico projection, our goal is to enable a large screen viewing experience produced by a small projector for mobile devices such as smartphones, tablets and other consumer electronics products. The scanning engine can either be embedded in the mobile device directly or in a small standalone companion product that is paired with the mobile device wirelessly or via a protocol such as HDMI. These potential products would allow users to watch digital videos, play games, and display images and other data onto a variety of surfaces, freeing users from the limitations of a small screen. Products that incorporate our PicoP® scanning technology have been announced and brought to market by our licensees and their customers in 2016.

We believe combining interactivity with projection can enable a whole new category of smart IoT products. Our engine, which combines interactivity and projection in a single, integrated module supports time-of-flight (ToF) 3D sensing, can act as a touch interface with the projected image, mimicking the experience users are accustomed to with a smartphone of tablet touchscreen.

For the automotive market, an engine using our PicoP® scanning technology could be combined with other components and systems to form a HUD system to be embedded into a vehicle or integrated into a portable, standalone aftermarket HUD. We have produced prototypes that demonstrate the ability of PicoP® scanning technology to project high-resolution virtual images in the driver's field-of-view, providing the driver with a variety of information related to the vehicle's operation. The small form factor display engine we plan to offer in 2017 is well suited to aftermarket HUD products.

We have also begun to investigate opportunities to apply our technology to emerging applications for in-car connectivity and infotainment systems and our mid-range LiDAR engine can be integrated into autonomous vehicles and vehicle ADAS applications for 3D special measurement and navigation assistance.

Another possible application area for our PicoP® scanning technology that we have refocused on in the past year is eyewear displays, also known as AR and VR. We have a long history with this application, and the eyewear ecosystem has progressed to a point where we see future growth opportunities. We are in the exploratory phases with prospective customers in identifying which AR and VR applications offer the most promise for our technology inside their future products.

In addition to display and projection applications, our PicoP® scanning technology has the ability to capture and sense three-dimensional information. We believe there are market opportunities to use our technology to capture images and sense objects. There are multiple methods of performing 3D image capture and sensing using our LBS technology. The first we plan to commercialize is time of flight (ToF), which we are incorporating into our interactive display engine as well as our mid-range LiDAR engine. In addition to the automotive applications discussed above, the mid-range LiDAR engine could enable machine vision for robots, drones, industrial vehicles, and applications.

Products and Services

In 2015 and 2016, our revenue was primarily derived from the sale of our proprietary components and license and royalty fees for PicoP® scanning technology. The key components we offer for inclusion in an LBS engine are our MEMS and ASICs. Our licensees can purchase none, some, or all of the key components we offer depending on their capability and desire to manufacture them and the terms of the licensing agreement.

Our planned 2017 engine product offerings are targeted to a wide variety of ODMs and OEMs for multiple applications, and they consist of:

  A small form factor, high definition display engine for applications where form factor and flexibility of product design are required;
  An interactive display engine that integrates display and 3D sensing to allow the user to interact with projected images; and
  A mid-range LiDAR engine for autonomous, industrial products and robotics.

We began delivering samples of the display engine to customers in December 2016 and expect to be ready for mass production with that engine in the second quarter of 2017. For the interactive display engine, we expect to begin delivering engine samples in the second quarter of 2017 with mass production readiness in the third quarter. We anticipate having samples of the mid-range LiDAR engine in the second half of 2017 and be mass production ready in the first half of 2018.

In addition to product sales and license and royalty fees, we generate revenue from engineering services for custom development and support services for our customers. Historically, our engineering services from collaborative research and development and contract agreements have been a significant portion of our total revenue. In 2015, we transitioned our business to focus more to product sales and royalty revenue, and engineering services has become a smaller part of our business. We expect product sales and royalty revenue to be a significant portion of our total revenue in the future.

Research and Development

We believe our research and development efforts have earned us a leadership position in the field of LBS technology and applications as applied to consumer electronics, automotive and other markets. Our ability to attract customers and grow revenue will depend on our ability to maintain our LBS technology leadership, to continually improve performance, reduce costs, reduce the size of component parts and scanning engines, and to increase the number of applications and products enabled by our PicoP® scanning technology.

Our research and development team is located in Redmond, Washington and as of December 31, 2016, was comprised of 49 engineering and technical staff in optics, computer vision, software engineering, electrical engineering, and MEMS design.

Sales and Marketing

Our sales and marketing approach is account based, business-to-business targeting of ODMs and OEMs. We license our PicoP® scanning technology and sell components used in the production of scanning engines to our licensees and sell scanning engines to our customers. Our customers are typically companies that want to buy or build LBS engines for incorporation into their products. We also engage end product manufacturers and retailers in our target markets to educate them about product opportunities based on our PicoP® scanning technology.

We currently have sales and business development representatives based in the United States and several parts of Asia, focused on business development in the Americas, Europe and Asia. Our sales and business development representatives are supported by a technical sales engineering team that assists customers during the "design win" and "design in" cycles. The technical sales engineering team operates from Redmond, Washington, Taiwan and Japan. Our marketing team is located in Redmond, Washington. We engage potential customers directly, participate in trade shows, use social media, and maintain a website and cooperate on co-marketing activities with key partners.

Manufacturing

We currently use contract manufacturers to produce the products we sell. Our products include scanning engines as well as components that are integral to a scanning engine incorporating our PicoP® scanning technology and include MEMS and ASICs that incorporate our designs and are produced to order by semiconductor foundries.

In addition to our business of licensing technology and selling components, beginning in 2017, we expect our product offerings to include scanning engine products manufactured by a contract manufacturer based on our proprietary design.

Our manufacturing is not currently subject to seasonal variations as our shipments have been relatively small and are in the early stages of product introduction. In the future, depending on our customers' product mix, we may be affected by seasonal fluctuations which could affect working capital demands.

We provide forecasts that allow our contract manufacturers to stock component parts and other materials and plan capacity. Our contract manufacturers procure raw materials in volumes consistent with our forecasts, manufacture and/or assemble the products and perform tests according to our specifications. Products are either shipped to our customers or shipped to our Redmond, Washington headquarters to be inventoried as finished goods. We procure some specific components and either sell them or consign them to our contract manufacturers. We hold some inventories of these components. Our contract manufacturers procure additional raw materials we do not own when the finished goods are completed by our contract manufacturer. Title to the products transfers from our contract manufacturers to us and then to our customers upon shipment from the manufacturer. If raw materials are unused, or the products are not sold within specified periods of time, we may incur carrying charges or obsolete material charges for component parts that our contract manufacturers purchased to build products to meet our forecasts or customer orders.

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

Competitive Conditions

The information display and 3D sensing industries are highly competitive. Potential products incorporating our PicoP® scanning technology, including any LBS engines we develop, will compete with manufacturers of established technologies, such as flat panel display devices, as well as companies developing new display and 3D sensing technologies.

Our competitors include companies such as Texas Instruments, Intel, Syndiant, Velodyne, Quanargy, Innoluce, Opus, Mirrorcle, Maradin, Himax, Pioneer, Sony (LCOS) and others, some of which have much greater financial, technical and other resources than us. Many of our competitors are currently developing alternative miniature display and 3D sensing technologies. Our competitors may succeed in developing innovative technologies and products that could render our technology or our proposed products commercially infeasible or technologically obsolete.

Pico projectors are a class of miniaturized projectors that are generally handheld, battery operated, mobile projectors. Most of the competing projectors currently on the market are either liquid crystal on silicon (LCOS) panel solutions or Texas Instruments' DLP™ display technology primarily using light-emitting diode (LED) light sources. Each of these projection solutions can create images of varying resolution, brightness, image quality, battery life, and ease-of-use.

The information display and 3D sensing industries have been characterized by rapid and significant technological advances. Our PicoP® scanning technology platform and potential products may not remain competitive with such advances, and we may not have sufficient funds to invest in new technologies, products or processes. Although we believe our technology platform and proposed products could deliver images of a substantially higher quality and resolution from a smaller form factor device than those of commercially available LCOS and DLP based display products, manufacturers of competing technologies may develop further improvements to screen display technology that could reduce or eliminate the anticipated advantages of our proposed products.

3D sensing is a new market for us and we believe we are developing products that will have cost and performance benefits over what competitors may offer. However, manufacturers of competing technologies may develop further improvements to size of their modules, performance for mid-range LiDAR and lower costs that could reduce or eliminate the anticipated advantages of our proposed products.

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

Our ability to compete effectively in the information display and 3D sensing markets may depend, in part, on our ability and the ability of our licensors to maintain the proprietary nature of these technologies.

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

We have registered the name "PicoP®" and "MicroVision®" with the United States Patent and Trademark Office.

Employees

As of February 27, 2017, we had 81 full-time employees. None of our employees are represented by a labor union.

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

  As of December 31, 2016, we had an accumulated deficit of $499.8 million.
  We incurred consolidated net losses of $450.7 million from inception through 2013, $18.1 million in 2014, $14.5 million in 2015, and $16.5 million in 2016.

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

We cannot be certain that we will succeed in obtaining additional development revenue or commercializing our technology or products. In light of these factors, we expect to continue to incur significant losses and negative cash flow at least through 2017 and likely thereafter. We cannot be certain that we will achieve positive cash flow at any time in the future.

We will require additional capital to fund our operations and to implement our business plan. If we do not obtain additional capital, we may be required to curtail our operations substantially. Raising additional capital may dilute the value of current shareholders' shares.

Based on our current operating plan, and without additional proceeds from the sale of shares under our existing Common Stock Purchase Agreement or At-the-Market (ATM) facility discussed in Note 8 to our financial statements, we anticipate that we have sufficient cash and cash equivalents to fund our operations into the third quarter of 2017. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities.

Our ability to raise proceeds from the sale of shares under our Common Stock Purchase Agreement is subject to limitations and conditions, including a $1.00 minimum stock price. In addition, pursuant to the Common Stock Purchase Agreement, we agreed that we will not enter into any "variable rate" transactions with any third party from the date of the Purchase Agreement until the expiration of the twenty-four month period following the date of the Purchase Agreement, subject to certain exceptions, which could limit our ability to raise capital through certain sales of equity. In connection with our December 2016 underwritten public offering, we also agreed in the underwriting agreement not to issue shares pursuant to the Common Stock Purchase Agreement, or any other arrangement with Lincoln Park Capital Fund, LLC (Lincoln Park), for a period of six months from the date thereof without the consent of the underwriter.

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

We are dependent on third parties in order to develop, manufacture, sell and market products incorporating our PicoP® scanning technology, scanning engines, and the scanning engine components.

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

In addition, we could encounter significant delays in introducing our PicoP® scanning technology or find that the development, manufacture or sale of products incorporating our technology would not be feasible. To the extent that we enter into development, manufacturing, sales and marketing or other arrangements, our revenues will depend upon the performance of third parties. We cannot be certain that any such arrangements will be successful.

We cannot be certain that our technology platform or products incorporating our PicoP® scanning technology will achieve market acceptance. If our technology platform or products incorporating our technology do not achieve market acceptance, our revenues may not grow.

Our success will depend in part on customer acceptance of our PicoP® scanning technology. Our technology may not be accepted by manufacturers who use display and 3D sensing technologies in their products, by systems integrators, ODMs, and OEMs who incorporate the scanning engine components into their products or by end users of these products. To be accepted, our PicoP® scanning technology must meet the expectations of our current and potential customers in the consumer electronics, automotive, and other markets. If our technology platform or products incorporating our PicoP® scanning technology do not achieve market acceptance, we may not be able to continue to develop our technology.

Future products incorporating our PicoP® scanning technology and scanning engines are dependent on advances in technology by other companies.

Our PicoP® scanning technology will continue to rely on technologies, such as laser diode light sources and other components that are developed and produced by other companies. The commercial success of certain future products incorporating our PicoP® scanning technology will depend, in part, on advances in these and other technologies by other companies. We may, from time to time, contract with and support companies developing key technologies in order to accelerate the development of them for our or our customers' specific uses. There are no guarantees that such activities will result in useful technologies or products that will be profitable.

We are dependent on a small number of customers for our revenue. Our quarterly performance may vary substantially and this variance, as well as general market conditions, may cause our stock price to fluctuate greatly and potentially expose us to litigation.

In 2016, one commercial customer accounted for $13.5 million in revenue, representing 91% of our total revenue. In 2015, the same commercial customer accounted for $9.0 million in revenue, representing 98% of our total revenue. In 2014, the same single commercial customer accounted for $2.0 million in revenue, representing 58% of our total revenue. A second commercial customer in 2014 accounted for $577,000 in revenue, representing 17% of our total revenue. Our customers take time to obtain, and the loss of a significant customer could negatively affect our revenue. Our quarterly operating results may vary significantly based upon:

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

We or our customers may fail to perform under open orders or agreements, which could adversely affect our operating results and cash flows.

Our backlog of open orders totaled $942,000 as of December 31, 2016. We or our customers may be unable to meet the performance requirements and obligations under open orders or agreements, including performance specifications or delivery dates, required by such purchase orders or agreements.  Furthermore, our customers may be unable or unwilling to perform their obligations thereunder on a timely basis, or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals.  To the extent we are unable to perform under such purchase orders or agreements or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

It may become more difficult to sell our stock in the public market or maintain our listing on the NASDAQ Global Market.

Our common stock is listed on The NASDAQ Global Market. To maintain our listing on this market, we must meet NASDAQ's listing maintenance standards. If we are unable to continue to meet NASDAQ's listing maintenance standards for any reason, our common stock could be delisted from The NASDAQ Global Market. If our common stock were delisted, we likely would seek to list our common stock on The NASDAQ Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were not listed on The NASDAQ Capital Market or an exchange, trading of our common stock would be conducted in the Over-the- Counter (OTC) market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the OTC market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock.

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

On February 27, 2017, the closing price of our common stock was $1.71 per share.

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

The information display and 3D sensing industries have been characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards. Our success will depend upon our ability to further develop our PicoP® scanning technology platform and to cost effectively introduce new products and features in a timely manner to meet evolving customer requirements and compete with competitors' product advances. We may not succeed in these efforts due to:

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

We are aware of several patents held by third parties that relate to certain aspects of light scanning displays and 3D sensing products. These patents could be used as a basis to challenge the validity, limit the scope or limit our ability to obtain additional or broader patent rights of our patents or patents we have licensed. A successful challenge to the validity of our patents or patents we have licensed could limit our ability to commercialize our technology or products incorporating our PicoP® scanning technology and, consequently, materially reduce our revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us with respect to current and future technology. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually be issued with claims that will be infringed by our products or our technology.

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
  Foreign taxes and duties;
  Changes in tariff rates or other trade, tax or monetary policies; and
  Changes or volatility in currency exchange rates and interest rates.

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

Our operations could be adversely impacted by information technology system failures, network disruptions, or cyber security breaches.

We rely on information technology systems to process, transmit, store, and protect electronic data between our employees, our customers and our suppliers. Our systems are vulnerable to damage or interruptions due to events beyond our control, including, but are not limited to, natural disasters, power loss, telecommunications failures, computer viruses, hacking, or other cyber security issues. Our system redundancy may be inadequate and our disaster recovery planning may be ineffective or insufficient to account for all eventualities. Additionally, we maintain insurance coverage to address certain aspects of cyber risks. Such insurance coverage may be insufficient to cover all losses or all claims that may arise, should such an event occur.

Loss of any of our key personnel could have a negative effect on the operation of our business.

Our success depends on our executive officers and other key personnel and on the ability to attract and retain qualified new personnel. Achievement of our business objectives will require substantial additional expertise in the areas of sales and marketing, research and product development and manufacturing. Competition for qualified personnel in these fields is intense, and the inability to attract and retain additional highly skilled personnel, or the loss of key personnel, could hinder our ability to compete effectively in the information display and 3D sensing markets and adversely affect our business strategy execution and results of operations.

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

Alexander Y. Tokman, age 55, has served as President, Chief Executive Officer and Director of MicroVision since January 2006. Mr. Tokman served as MicroVision's President and Chief Operating Officer from July 2005 to January 2006. Mr. Tokman joined MicroVision after a ten-year tenure at GE Healthcare, a subsidiary of General Electric, where he led several global businesses, most recently as General Manager of its Global Molecular Imaging and Radiopharmacy multi-technology business unit from 2003 to 2005. Prior to that, between 1995 and 2003, Mr. Tokman served in various cross-functional and cross-business leadership roles at GE where he led the definition and commercialization of several medical modalities product segments including PET/CT, which added over $500 million of revenue growth to the company within the first three years of its commercial introduction. Mr. Tokman is a certified Six Sigma and Design for Six Sigma (DFSS) Black Belt and Master Black Belt and as one of GE's Six Sigma pioneers, he drove the quality culture change across GE Healthcare in the late 1990s. From November 1989 to March 1995, Mr. Tokman served as new technologies programs lead and the head of the I&RD office at Tracor Applied Sciences, a subsidiary of then Tracor, Inc. Mr. Tokman holds a B.S. and an M.S. in electrical engineering from the University of Massachusetts, Dartmouth.

Stephen P. Holt, age 54, joined MicroVision in April 2013 as Chief Financial Officer. Prior to MicroVision, from May 2007 to May 2012, he served as Chief Financial Officer of PixelOptics, where he played a lead role in bringing the company's first electronic focusing eyewear product to market. At this venture capital-backed start-up, Mr. Holt raised capital and negotiated strategic partner agreements to license technology in addition to implementing policies and procedures to create an infrastructure capable of supporting rapid growth while maintaining a strong internal control environment. From March 2006 to April 2007, he was the Chief Financial Officer of Interstate Distributors, a trucking and transportation services company.

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

David J. Westgor, age 63, was appointed Vice President, General Counsel and Secretary in November 2013, after serving as General Counsel since December 2012 and Deputy General Counsel since June 2007. In his current role, Mr. Westgor oversees the legal department, advises the Board of Directors and executive team on corporate governance matters, and provides support for the company's business activities. Before joining MicroVision, Mr. Westgor was Senior Counsel at Medtronic Physio-Control, where he had primary responsibility for the legal affairs of its medical and informatics business units. Mr. Westgor graduated from Loyola Law School and practiced in the Los Angeles office of Pillsbury Winthrop. He moved to the Seattle area to become in-house counsel at Advanced Radio Telecom, a broadband telecommunications company. Mr. Westgor holds a B.A. from St. Olaf College and an M.F.A. degree from the Art Institute of Chicago.

Dale E. Zimmerman, age 57, has served as Vice President of Research and Development since June 2012 and as Director of Systems Engineering from June 2011 to May 2012. Prior to MicroVision, from February 2006 to December 2008, he served as Vice President of Product Strategy of Silicon Image, a company specializing in high speed serial interface solutions for HDTV, PC and storage products. From 1996 to 2006, he served as General Manager of DLP TV for Texas Instruments, where he played an important role in launching the first conference room projectors, home theater projectors, and HDTVs. His teams have received many awards, including three Emmys and CES Innovation Best of Show. He holds both a B.S. and an M.S. degree in electrical and electronics engineering from Massachusetts Institute of Technology (MIT) and a second M.S. in electrical engineering from Stanford University.

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

As of February 27, 2017, there were approximately 112 holders of record of 68,122,000 shares of common stock outstanding. As many of our shares of common stock are held by brokerages and institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Quarter Ended	Common Stock
2015	HIGH	LOW
March 31, 2015	$4.23	$1.72
June 30, 2015	3.88	2.86
September 30, 2015	3.54	2.56
December 31, 2015	3.47	2.20

2016
March 31, 2016	$3.08	$1.65
June 30, 2016	2.21	1.64
September 30, 2016	2.07	1.30
December 31, 2016	1.85	0.89

January 1, 2017 to February 27, 2017	$1.94	$1.15

ITEM 6. SELECTED FINANCIAL DATA

A summary of selected financial data as of and for the five years ended December 31, 2016 is set forth below. It should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

(In thousands, except per share data)	Year Ended December 31,
Statement of Operations Data	2016	2015	2014	2013	2012
Revenue	$14,761	$9,188	$3,485	$5,852	$8,365
Net loss available for common shareholders	(16,472)	(14,542)	(18,120)	(13,178)	(22,693)
Basic and diluted net loss per share	(0.32)	(0.31)	(0.44)	(0.47)	(1.05)
Weighted-average shares outstanding basic and diluted	51,958	46,540	41,599	28,025	21,595
Balance Sheet Data
Cash and cash equivalents	$15,139	$7,888	$8,349	$5,375	$6,850
Working capital (deficit)	10,104	3,371	5,040	(3,878)	1,831
Total assets	20,106	14,042	11,945	8,447	12,938
Long-term liabilities	5,388	6,491	488	481	20
Total shareholders' equity (deficit)	7,474	(153)	6,872	(1,696)	5,054

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our business strategy is to commercialize our PicoP® scanning technology by enabling ODMs and OEMs to produce end-user products via three go-to-market paths:

  Design and sell LBS engines directly to ODMs and OEMs to incorporate inside their products;
  License our LBS technology and sell key components to ODMs and OEMs to create their own scanning engines; and
  License LBS technology to ODMs and OEMs who developed their own key components.

In 2014, our revenue was primarily derived from engineering services from collaborative research and development and contract agreements. In 2015 and 2016, our revenue was primarily generated from product sales and royalty revenue, and engineering services has become a smaller part of our business. We expect product sales to be a significant portion of our total revenue in the future.

In 2016, 87% of our revenue was generated from product sales, less than 1% was generated from performance on contracts for prototype units, 7% was generated from a prorated portion of the $8.0 million upfront payment, and 5% was generated from ongoing per unit royalties. Sony Corporation (Sony) accounted for 91% of our total revenue in 2016.

In 2015, 70% of our revenue was generated from product sales, 17% was generated from performance on support services contracts, 10% was generated from a prorated portion of the $8.0 million upfront payment, and 3% was generated from ongoing per unit royalties. Sony accounted for 98% of our total revenue in 2015.

In 2014, 49% of our revenue was generated from performance on collaborative research and development agreements, 40% was generated from performance on contracts to deliver customized prototype units, 10% was generated from product sales, and 1% was generated from ongoing per unit royalties. Sony accounted for 58% of our total revenue and a worldwide logistics company accounted for 17% of our total revenue in 2014.

We have incurred substantial losses since inception and expect to incur a significant loss during the fiscal year ending December 31, 2017. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. There can be no assurance that additional capital will be available or that, if available, it will be available on terms acceptable to us on a timely basis. We cannot be certain that we will succeed in commercializing our technology or products. These factors raise substantial doubt regarding our ability to continue as a going concern.

These financial statements were prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Key accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that materially affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We evaluate our estimates on a continuous basis. We base our estimates on historical data, terms of existing contracts, our evaluation of trends in the information display and 3D sensing industries, information provided by our current and prospective customers and strategic partners, information available from other outside sources and on various other assumptions we believe to be reasonable under the circumstances. The results form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We generate revenue from many sources and activities. We enter into arrangements that can include various combinations of product sales, services, and licensing activities. For multiple- element arrangements, we use a hierarchy to determine the contract consideration to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third party evidence of selling price (TPE), and (iii) best estimate of selling price. To date, our revenue sources can be classified as: product revenue, royalty revenue, contract revenue, or development revenue.

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

We recognize contract revenue related to the sale of prototype units and evaluation kits upon acceptance of the deliverables by the customer or expiration of the contractual acceptance period, after which there are no rights of return.

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

License agreements

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

Under the terms of this multiple-element arrangement, we received an $8.0 million upfront payment in March 2015 and we will receive a per unit royalty for each display module sold by Sony containing our PicoP® scanning technology. We recognize revenue on the initial $8.0 million payment on a straight-line basis within royalty revenues on the statement of operations, over a period of eight years which is the expected time frame that we will provide services under the agreement. Ongoing per unit royalties are reported by Sony to us on a quarterly basis. Currently, we recognize revenue for ongoing per unit royalties one quarter in arrears when reported by Sony, representing when such amounts are fixed and determinable, and all other revenue recognition criteria are met. Products delivered under multiple-element arrangements will be recognized upon acceptance of the deliverables by the customer or the expiration of the contractual acceptance period, after which there are no rights of return.

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

Warranty

We provide a warranty on scanning engines and components incorporating our PicoP® scanning technology, and we accrue warranty reserves at the time revenue is recognized. Warranty reserves include management's best estimate of the projected costs to repair or to replace any items under warranty based upon the actual units of revenue recognized in the period. We review our reserves each period to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future.

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

Results of Operations

YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED DECEMBER 31, 2015.

Product revenue
		% of		% of
		total		total
	2016	revenue	2015	revenue	$ change	% change
(In thousands)
Product revenue	$12,849	87.0	$6,452	70.2	$6,397	99.1

Product revenue is revenue from sales of our products, which are MEMS and ASICS. Product revenue was higher during the year ended December 31, 2016, compared to the same period in 2015, due to higher product sales to Sony as part of continued shipments of orders we received during 2015 and 2014 totaling $14.6 million and $3.8 million, respectively, for key components to be integrated into display modules it manufactures and sells. During 2016, we completed delivery of all outstanding orders from Sony and the backlog of product orders at December 31, 2016 was zero compared to $11.0 million at December 31, 2015.

Royalty revenue
		% of		% of
		total		total
	2016	revenue	2015	revenue	$ change	% change
(In thousands)
Royalty revenue	$1,803	12.2	$1,165	12.7	$638	54.8

Royalty revenue is revenue derived from license agreements to our PicoP® scanning technology. Royalty revenue was higher during the year ended December 31, 2016, compared to the same period in 2015, as a result of higher royalty payments we received from Sony for display modules it sold.

During the year ended December 31, 2016, we recognized $801,000 from ongoing per unit royalties, and $1.0 million from a prorated portion of the $8.0 million upfront payment. During the year ended December 31, 2015, we recognized $316,000 from ongoing per unit royalties, and $849,000 from a prorated portion of the $8.0 million upfront payment. At December 31, 2016, remaining unrecognized upfront license fees are included in current and long-term deferred revenues, amounting to $999,000 and $5.1 million, respectively. At December 31, 2015, unrecognized upfront license fees are included in current and long-term deferred revenues, amounting to $1.0 million and $6.1 million, respectively.

Contract revenue

		% of		% of
		total		total
	2016	revenue	2015	revenue	$ change	% change
(In thousands)
Contract revenue	$109	0.8	$1,571	17.1	$(1,462)	(93.1)

Contract revenue includes revenue from support service contracts and the sale of prototype units and evaluation kits based on our PicoP® scanning engine. In June 2015, we recognized the full contract value of $1.5 million in revenue having completed all deliverables and obligations under an agreement to provide support services to Sony for the production readiness, initial production and market launch for display modules incorporating our PicoP® scanning technology.

The contract backlog, including orders for prototype units and evaluation kits, at December 31, 2016 was $942,000 compared to $45,000 at December 31, 2015, and is scheduled for completion during the next twelve months.

Cost of product revenue
		% of		% of
		product		product
	2016	revenue	2015	revenue	$ change	% change
(In thousands)
Cost of product revenue	$10,320	80.3	$6,384	98.9	$3,936	61.7

Cost of product revenue includes the direct and allocated indirect costs of products sold to customers. Cost of product revenue can fluctuate significantly from period to period, depending on the volume and product mix and the level of manufacturing overhead expense. Cost of product revenue as a percentage of net product revenue decreased during the year ended December 31, 2016, compared to 2015, driven primarily by a significant increase in product deliveries to Sony.

During the year ended December 31, 2016, we expensed approximately $1.1 million of manufacturing overhead associated with production capacity in excess of production requirements, compared to $873,000 in 2015. Additionally, during the year ended December 31, 2016, we recorded a provision for scrap of $187,000 compared to $287,000 in 2015.

Cost of contract revenue
		% of		% of
		contract		contract
	2016	revenue	2015	revenue	$ change	% change
(In thousands)
Cost of contract revenue	$54	49.5	$796	50.7	$(742)	(93.2)

Cost of contract revenue includes both the direct and allocated indirect costs of performing on contracts and producing prototype units and evaluation kits based on our PicoP® scanning engines. The decrease in cost of contract revenue for the year ended December 31, 2016, compared to 2015, was primarily attributed to reduced contract activity compared to the prior year.

Research and development expense
	2016	2015	$ change	% change
(In thousands)
Research and development expense	$12,134	$8,680	$3,454	39.8

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

The increase in research and development expense during the year ended December 31, 2016, compared to 2015, was attributable to the allocation of resources to internal research and development activities that were previously designated to a commercial contract in prior periods in addition to higher costs related to subcontractors and increased personnel-related compensation and benefits expenses.

We believe that a substantial level of continuing research and development expense will be required to further develop our PicoP® scanning technology.

Sales, marketing, general and administrative expense
	2016	2015	$ change	% change
(In thousands)
Sales, marketing, general and administrative expense	$8,743	$7,879	$864	11.0

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense during the year ended December 31, 2016, compared to 2015, was primarily due to increased personnel-related compensation and benefits expenses, professional fees and business development costs.

Gain on sale of previously reserved inventory
	2016	2015	$ change	% change
(In thousands)
Gain on sale of previously reserved inventory	$(32)	$(1)	$(31)	3,100.0

Gain on sale of previously reserved inventory includes the sales of excess component inventory for discontinued products that was fully reserved in prior periods. The activity during the years ended December 31, 2016 and 2015 was primarily the sale of previously reserved excess component inventory.

YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014.

Product revenue
		% of		% of
		total		total
	2015	revenue	2014	revenue	$ change	% change
(In thousands)
Product revenue	$6,452	70.2	$352	10.1	$6,100	1,733.0

Product revenue was higher during the year ended December 31, 2015, than the same period in 2014, due to higher product sales to Sony as part of continued shipments of orders we received during 2015 and 2014 totaling $14.6 million and $3.8 million, respectively, for key components to be integrated into display modules it manufactures and sells. The backlog of product orders at December 31, 2015 was $11.0 million compared to $3.6 million at December 31, 2014. All backlog at December 31, 2015 was fulfilled during 2016.

Royalty revenue
		% of		% of
		total		total
	2015	revenue	2014	revenue	$ change	% change
(In thousands)
Royalty revenue	$1,165	12.7	$40	1.1	$1,125	2,812.5

Royalty revenue was higher during the year ended December 31, 2015, compared to the same period in 2014, as a result of the prorated revenue that was recognized from the $8.0 million upfront license fee we received from Sony in March 2015 and ongoing per unit royalties on display modules it sells.

During the year ended December 31, 2015, we recognized $316,000 from ongoing per unit royalties, and $849,000 from a prorated portion of the $8.0 million upfront payment. During the year ended December 31, 2014, we recognized $40,000 from ongoing per unit royalties.

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

The contract backlog, including orders for prototype units and evaluation kits, at December 31, 2015 was $45,000 compared to $1.5 million at December 31, 2014.

Development revenue

		% of		% of
		total		total
	2015	revenue	2014	revenue	$ change	% change
(In thousands)
Development revenue	$-	-	$1,691	48.5	$(1,691)	(100.0)

In March 2013, we entered into a $4.6 million collaborative research and development agreement with Sony to incorporate our PicoP® scanning technology into a display module that could enable a variety of new products. As of September 30, 2014, we had completed all deliverables and obligations under the collaborative research and development agreement and had recognized the full contract value of $4.6 million. Based on the terms of this agreement, we recognized development revenue as work progressed on the agreement and as our customer accepted the deliverables using a proportional method based on the lesser of the cumulative proportion of total estimated costs to be incurred under the agreement versus the cash payments received plus outstanding billings for work accepted by the customer.

Cost of product revenue

		% of		% of
		product		product
	2015	revenue	2014	revenue	$ change	% change
(In thousands)
Cost of product revenue	$6,384	98.9	$228	64.8	$6,156	2,700.0

Cost of product revenue was higher during the year ended December 31, 2015, than the same period in 2014, as a result of higher volume of product sales to Sony.

Cost of contract revenue
		% of		% of
		contract		contract
	2015	revenue	2014	revenue	$ change	% change
(In thousands)
Cost of contract revenue	$796	50.7	$816	58.2	$(20)	(2.5)

The decrease in cost of contract revenue during the year ended December 31, 2015 was primarily attributed to reduced contract activity compared to the prior year.

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

Gain on sale of previously reserved inventory
	2015	2014	$ change	% change
(In thousands)
Gain on sale of previously reserved inventory	$(1)	$(463)	$462	(99.8)

The activity during the years ended December 31, 2015 and 2014 was primarily the sale of previously reserved excess component inventory.

Loss on warrant exchange
	2015	2014	$ change	% change
(In thousands)
Loss on warrant exchange	$-	$(4,967)	$4,967	(100.0)

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

Income taxes

No provision for income taxes has been recorded because we have experienced net losses from inception through December 31, 2016. At December 31, 2016, we had net operating loss carryforwards of approximately $371.6 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $7.0 million. The net operating loss carryforwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2018 to 2036, if not previously used.

In addition to the tax benefits above, we have $310,000 of capital loss carryforwards that are scheduled to expire in 2017. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our shareholders during any three year period would result in a limitation on our ability to use a portion of our net operating loss carryforwards.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. We did not have any unrecognized tax benefits at December 31, 2016 or at December 31, 2015.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At December 31, 2016, we had $15.1 million in cash and cash equivalents.

Based on our current operating plan, and without additional proceeds from the sale of shares under our existing Common Stock Purchase Agreement or ATM facility discussed in Note 8, we anticipate that we have sufficient cash and cash equivalents to fund our operations into the third quarter of 2017. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that additional capital will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing our planned investment in development projects, staff, operating costs, capital expenditures and investments in research and development. Our ability to raise proceeds from the sale of shares under our Common Stock Purchase Agreement is subject to limitations and conditions, including a $1.00 minimum stock price. In connection with our December 2016 underwritten public offering, we also agreed in the underwriting agreement not to issue shares pursuant to the Common Stock Purchase Agreement, or any other arrangement with Lincoln Park, for a period of six months from the date thereof without the consent of the underwriter.

These factors raise substantial doubt regarding our ability to continue as a going concern. These financial statements were prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating activities

Cash used in operating activities totaled $14.8 million during 2016, compared to $5.8 million in 2015, and $13.0 million in 2014. The change in cash flows from operating activities in 2015 primarily reflects an $8.0 million upfront payment we received under the terms of the license agreement with Sony for our PicoP® scanning technology. Cash used in operating activities resulted primarily from cash used to fund our net loss, after adjusting for non-cash charges such as realized gains and losses on warrant exchange, share-based compensation, depreciation and amortization charges and changes in operating assets and liabilities.

Investing activities

Cash used in investing activities totaled $891,000 in 2016, compared to $1.1 million in 2015, and $173,000 in 2014. Purchases of property and equipment totaled $895,000 in 2016, compared to $1.1 million in 2015, and $207,000 in 2014. We received proceeds totaling $4,000 from the sale of property and equipment during 2016. There was no activity in the sale of property and equipment during 2015, compared to sales proceeds of $34,000 in 2014.

Financing activities

Cash provided by financing activities totaled $23.0 million in 2016, compared to $6.5 million in 2015, and $16.1 million in 2014. Principal payments under capital leases and long-term debt was $15,000 in 2016, zero in 2015, and $15,000 in 2014.

The following is a list of our financing activities during 2016, 2015 and 2014.

  In December 2016, we raised approximately $2.1 million before issuance costs of approximately $18,000 through a registered direct offering of 2.0 million shares of our common stock.
  In December 2016, we raised approximately $13.0 million before issuance costs of approximately $1.2 million through an underwritten public offering of approximately 12.1 million shares of our common stock.
  In September 2016, we entered into a Common Stock Purchase Agreement with Lincoln Park Capital Fund, LLC (Lincoln Park) granting us the right to sell shares of our common stock having an aggregate value of up to $17.0 million. Under the terms of the agreement, Lincoln Park made an initial purchase of $2.0 million in shares of common stock at a purchase price of $1.50 per share. Subject to various limitations and conditions set forth in the agreement, including a $1.00 minimum stock price, we may sell up to an additional $15.0 million in shares of common stock, from time to time, at our sole discretion to Lincoln Park over a twenty-four month period beginning September 2016. In consideration for entering into the agreement, we issued 522,556 shares of common stock, having a value of $721,000 based on the closing stock price on the date of grant, to Lincoln Park as a commitment fee. We incurred an additional $133,000 in issuance costs. As of December 31, 2016, $15.0 million in shares of common stock remain available under our Common Stock Purchase Agreement.
  In March 2016, we raised approximately $6.9 million before issuance costs of approximately $650,000 through an underwritten public offering of approximately 4.1 million shares of our common stock. The offering included the exercise in full of the underwriter's option to purchase up to an additional 529,411 shares of our common stock.
  In May 2015, we entered into an ATM agreement with Meyers Associates, L.P. Under the terms of the agreement, we may, from time to time, at our discretion, offer and sell shares of our common stock having an aggregate value of up to $6.0 million. As of December 31, 2016, we have received gross proceeds of approximately $3.1 million before issuance costs of approximately $109,000 from the sale of 1.2 million shares of our common stock.
  During the year ended December 31, 2015, we received approximately $3.3 million from the exercise of warrants to purchase 1.5 million shares of our common stock, which warrants were issued in connection with earlier financing transactions.
  During the three months ended March 31, 2015, we received gross proceeds of $1.0 million as part of an ATM agreement we entered into with Meyers Associates, L.P. in June 2014. We have completed sales under this agreement, having received total proceeds of approximately $4.5 million before issuance costs of approximately $206,000 from the sale of 2.0 million shares of our common stock.
  In March 2014, we raised approximately $13.9 million before issuance costs of approximately $1.0 million through an underwritten public offering of 7.2 million shares of our common stock and warrants to purchase 2.1 million shares of our common stock.

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

If we are successful in establishing ODM or OEM co-development and joint venture arrangements, we expect our partners to fund certain non-recurring engineering costs for technology development and/or for product development. Nevertheless, we expect our capital requirements to remain high as we expand our activities and operations with the objective of commercializing our PicoP® scanning technology.

Contractual obligations

The following table lists our contractual obligations as of December 31, 2016 (in thousands):

	Payments Due By Period
Contractual Obligations	less than 1 year	1-3 years	3-5 years	> 5 years	Total
Open purchase obligations *	$6,420	$-	$-	$-	$6,420
Minimum payments under operating leases	439	484	-	-	923
Minimum payments under long-term liabilities	32	53	-	-	85
Minimum payments under research, royalty and
licensing agreements	12	24	24	36	96
	$6,903	$561	$24	$36	$7,524

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of December 31, 2016, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risks is not material.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity, and return. As of December 31, 2016, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts. The values of cash and cash equivalents as of December 31, 2016, are as follows (in thousands):

	Amount	Percent
Cash and cash equivalents	$15,139	100%
Less than one year	-	-
	$15,139	100%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
MicroVision, Inc.

We have audited the accompanying consolidated balance sheets of MicroVision, Inc. (the "Company") as of December 31, 2016, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(A). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MicroVision, Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MicroVision, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2017 expressed an unqualified opinion thereon.

/s/ Moss Adams LLP

Seattle, Washington
March 6, 2017

MicroVision, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31,
Assets	2016	2015
Current assets
Cash and cash equivalents	$15,139	$7,888
Accounts receivable, net of allowances of $26 and $38, respectively	245	1,687
Inventory	1,233	862
Other current assets	731	638
Total current assets	17,348	11,075

Property and equipment, net	1,537	1,669
Restricted cash	435	435
Intangible assets, net	718	845
Other assets	68	18
Total assets	$20,106	$14,042

Liabilities and shareholders' equity (deficit)
Current liabilities
Accounts payable	$2,195	$2,183
Accrued liabilities	3,882	3,399
Deferred revenue	999	2,122
Billings on uncompleted contracts in excess of related costs	168	-
Total current liabilities	7,244	7,704

Deferred revenue, net of current portion	5,150	6,149
Deferred rent, net of current portion	185	342
Other long-term liabilities	53	-
Total liabilities	12,632	14,195

Commitments and contingencies (Note 11)

Shareholders' equity (deficit)
Preferred stock, par value $0.001; 25,000 shares authorized; zero and
zero shares issued and outstanding, respectively	-	-
Common stock, par value $0.001; 100,000 shares authorized;
68,093 and 47,423 shares issued and outstanding at December 31,
2016 and 2015, respectively	68	47
Additional paid-in capital	507,249	483,171
Accumulated deficit	(499,843)	(483,371)
Total shareholders' equity (deficit)	7,474	(153)
Total liabilities and shareholders' equity (deficit)	$20,106	$14,042

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014

Product revenue	$12,849	$6,452	$352
Royalty revenue	1,803	1,165	40
Contract revenue	109	1,571	1,402
Development revenue	-	-	1,691
Total revenue	14,761	9,188	3,485

Cost of product revenue	10,320	6,384	228
Cost of contract revenue	54	796	816
Total cost of revenue	10,374	7,180	1,044

Gross profit	4,387	2,008	2,441

Research and development expense	12,134	8,680	9,067
Sales, marketing, general and administrative expense	8,743	7,879	7,005
Gain on sale of previously reserved inventory	(32)	(1)	(463)
Total operating expenses	20,845	16,558	15,609
Loss from operations	(16,458)	(14,550)	(13,168)

Loss on warrant exchange	-	-	(4,967)
Other income (expense), net	(14)	8	15
Net loss	$(16,472)	$(14,542)	$(18,120)

Net loss per share - basic and diluted	$(0.32)	$(0.31)	$(0.44)

Weighted-average shares outstanding - basic and diluted	51,958	46,540	41,599

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Shareholders' Equity (Deficit)
(In thousands)

			Additional		Total
	Common Stock		paid-in	Accumulated	shareholders'
	Shares	Par value	capital	deficit	equity (deficit)

Balance at January 1, 2014	32,069	$32	$448,981	$(450,709)	$(1,696)
Share-based compensation expense	105	-	705	-	705
Sales of common stock and warrants	8,871	9	16,105	-	16,114
Exchange of warrants	3,713	4	9,865	-	9,869
Net loss	-	-	-	(18,120)	(18,120)
Balance at December 31, 2014	44,758	45	475,656	(468,829)	6,872
Share-based compensation expense	86	-	1,011	-	1,011
Exercise of warrants and options	1,510	1	3,299	-	3,300
Sales of common stock and warrants	1,069	1	3,205	-	3,206
Net loss	-	-	-	(14,542)	(14,542)
Balance at December 31, 2015	47,423	47	483,171	(483,371)	(153)
Share-based compensation expense	87	-	1,223	-	1,223
Exercise of options	4	-	7	-	7
Sales of common stock and warrants	20,579	21	22,848	-	22,869
Net loss	-	-	-	(16,472)	(16,472)
Balance at December 31, 2016	68,093	$68	$507,249	$(499,843)	$7,474

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(16,472)	$(14,542)	$(18,120)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,120	429	414
Amortization of intangible assets	127	128	132
Impairment of intangible assets	-	-	40
Non-cash share-based compensation expense	1,223	1,007	713
Loss on warrant exchange	-	-	4,967
Inventory write-downs	187	287	42
Other non-cash adjustments	27	(62)	(91)
Change in:
Accounts receivable	1,442	(1,018)	(645)
Inventory	(558)	(1,033)	(109)
Other current and non-current assets	(143)	(147)	(155)
Accounts payable	(174)	493	(25)
Accrued liabilities	301	590	335
Deferred revenue	(2,122)	8,271	-
Billings on uncompleted contracts in excess of related costs	168	(230)	(450)
Other long-term liabilities	53	-	-
Net cash used in operating activities	(14,821)	(5,827)	(12,952)

Cash flows from investing activities
Proceeds on sale of property and equipment	4	-	34
Purchases of property and equipment	(895)	(1,140)	(207)
Net cash used in investing activities	(891)	(1,140)	(173)

Cash flows from financing activities
Principal payments under capital leases and long-term debt	(15)	-	(15)
Net proceeds from issuance of common stock and warrants	22,978	6,506	16,114
Net cash provided by financing activities	22,963	6,506	16,099

Net increase (decrease) in cash and cash equivalents	7,251	(461)	2,974
Cash and cash equivalents at beginning of period	7,888	8,349	5,375
Cash and cash equivalents at end of period	$15,139	$7,888	$8,349

Supplemental schedule of non-cash investing and financing activities

Non-cash additions to property and equipment	$351	$165	$101

Issuance of common stock for exchange of warrants	$-	$-	$9,869

Issuance of common stock for commitment fee	$721	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Notes to Consolidated Financial Statements
For the year ended December 31, 2016

1. THE COMPANY AND LIQUIDITY

MicroVision, Inc. is a pioneer in LBS technology that we market under our brand name PicoP®. We have developed our proprietary PicoP® scanning technology that can be adopted by our customers to create high-resolution miniature projection and three-dimensional sensing and image capture solutions. PicoP® scanning technology is based on our patented expertise in MEMS, laser diodes, opto-mechanics, and electronics and how those elements are packaged into a small form factor, lower power scanning engine that can display, interact and sense, depending on the needs of the application. For display, the engine can project a high-quality image on any surface (pico projection), a windshield (HUD), or a retina (AR). For sensing, we use IR lasers to capture three-dimensional data in the form of a point cloud. Interactivity uses the 3D sensing function and the display function to simultaneously project an image that the user can then interact with as one would a touch screen.

We have incurred significant losses since inception and expect to incur a significant loss during the fiscal year ending December 31, 2017. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. At December 31, 2016, we had $15.1 million in cash and cash equivalents.

Based on our current operating plan, and without additional proceeds from the sale of shares under our existing Common Stock Purchase Agreement or ATM facility discussed in Note 8, we anticipate that we have sufficient cash and cash equivalents to fund our operations into the third quarter of 2017. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that additional capital will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing our planned investment in our production capabilities or research and development projects, staff, operating costs, capital expenditures. Our ability to raise proceeds from the sale of shares under our Common Stock Purchase Agreement is subject to limitations and conditions, including a $1.00 minimum stock price. In connection with our December 2016 underwritten public offering, we also agreed in the underwriting agreement not to issue shares pursuant to the Common Stock Purchase Agreement, or any other arrangement with Lincoln Park, for a period of six months from the date thereof without the consent of the underwriter.

Our capital requirements will depend on many factors, including, but not limited to, the rate at which ODMs or OEMs introduce products incorporating PicoP® scanning technology and the market acceptance and competitive position of such products. If revenues are less than anticipated, if the mix of revenues vary from anticipated amounts, or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to further the development of our technologies, for expenses associated with product development, and to respond to competitive pressures or to meet unanticipated development difficulties. In addition, our operating plan provides for the development of strategic relationships with systems and equipment manufacturers that may require additional investments by us.

These factors raise substantial doubt regarding our ability to continue as a going concern. These financial statements were prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. We have identified the following areas where estimates and assumptions have been made in preparing the financial statements: revenue recognition, inventory valuation, valuation of share-based payments, intangibles impairment assessment, depreciable lives assessment and related disclosure of contingent assets and liabilities.

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying value of our financial instruments approximates fair value due to their short maturities. Our cash equivalents are comprised of short-term highly rated money market savings accounts.

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

Property and equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (two to five years) using the straight-line method. As our production needs change, we periodically assess the remaining estimated useful life of our production equipment. If necessary, we adjust the depreciation on our production equipment to reflect the remaining estimated useful life. Leasehold improvements are depreciated over the shorter of estimated useful lives or the lease term. Costs for repairs and maintenance are charged to expense as incurred and expenditures for major improvements are capitalized at cost. Gains or losses on the disposition of assets are reflected in the income statements at the time of disposal.

Restricted cash

As of December 31, 2016 and 2015, restricted cash was in money market savings accounts and serve as collateral for $435,000 in irrevocable letters of credit. The restricted cash balance includes a letter of credit which is outstanding in connection with a lease agreement for our corporate headquarters building in Redmond, Washington. The balance is required over the term of the lease, which expires in January 2019.

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

Contract revenue

Contract revenue includes revenue from support service contracts and the sale of prototype units and evaluation kits based on our PicoP® scanning engine. Our contract revenue in a particular period is dependent upon when we enter into a contract, the value of the contracts we have entered into, and the availability of technical resources to perform work on the contracts. We recognize contract revenue related to the sale of prototype units and evaluation kits upon acceptance of the deliverables by the customer or expiration of the contractual acceptance period, after which there are no rights of return.

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

Cost of product revenue

Cost of product revenue includes the direct and allocated indirect costs of products sold to customers. Direct costs include labor, materials, reserves for estimated warranty expenses, and other costs incurred directly, or charged to us by our contract manufacturers in the manufacture of these products. Indirect costs include labor, manufacturing overhead, and other costs associated with operating our manufacturing capabilities and capacity. Manufacturing overhead includes the costs of procuring, inspecting and storing material, facility and other costs, and is allocated to cost of product revenue based on the proportion of indirect labor which supported production activities. The cost of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of manufacturing overhead expense and the volume of direct material purchased.

Cost of contract revenue

Cost of contract revenue includes both the direct and allocated indirect costs of performing on contracts and producing prototype units and evaluation kits based on our PicoP® scanning engine. Direct costs include labor, materials and other costs incurred directly in producing prototype units and evaluation kits or performing on a contract. Indirect costs include labor and other costs associated with operating our research and development department and building our technical capabilities and capacity. Cost of contract revenue is determined by the level of direct and indirect costs incurred, which can fluctuate substantially from period to period.

Our overhead, which includes the costs of procuring, inspecting and storing material, and facility and depreciation costs, is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the level of effort supporting production or research and development activity.

Concentration of credit risk and major customers and suppliers

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of December 31, 2016, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

Concentration of major customers and suppliers

In 2016, one commercial customer accounted for $13.5 million in revenue, representing 91% of our total revenue. In 2015, the same commercial customer accounted for $9.0 million in revenue, representing 98% of our total revenue. In 2014, the same commercial customer accounted for $2.0 million in revenue, representing 58% of our total revenue, and a second commercial customer accounted for $577,000 in revenue, representing 17% of our total revenue.

In 2016, one commercial customer accounted for $182,000, or 74% of our net accounts receivable balance, and a second commercial customer accounted for $54,000, or 22% of our net accounts receivable balance. In 2015, one commercial customer accounted for $1.5 million, or 91% of our net accounts receivable balance.

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

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Year Ended December 31,
Numerator:	2016	2015	2014
Net loss available for common shareholders	$(16,472)	$(14,542)	$(18,120)

Denominator:
Weighted-average common shares outstanding	51,958	46,540	41,599

Net loss per share - basic and diluted	$(0.32)	$(0.31)	$(0.44)

During each of the years ended December 31, 2016, 2015 and 2014, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive. The shares shown represent the number of shares of common stock which would be issued upon conversion in the respective years shown below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Options outstanding and warrants exercisable	7,764	8,185	8,953
Nonvested restricted stock units	60	60	60
	7,824	8,245	9,013

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

The following table summarizes the amount of share-based compensation expense by line item on the Statement of Operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of product revenue	$37	$19	$-
Cost of contract revenue	-	-	28
Research and development expense	350	282	34
Sales, marketing, general and administrative expense	836	706	651
	$1,223	$1,007	$713

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net loss, shareholders' equity or cash flows, as previously reported.

Recent accounting pronouncements

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-18 (ASU 2016-18), Restricted Cash. The standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The new guidance shall be applied using a retrospective approach. As of December 31, 2016 and 2015, we have $435,000 of restricted cash, and as such we do not expect the implementation of this standard to have a material effect on our financial statements.

In August 2016, the FASB issued Accounting Standards Update 2016-15 (ASU 2016-15), Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments. The objective of ASU 2016-15 is to eliminate the diversity in practice related to the classification of certain receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. For public business entities, ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. We do not expect the implementation of this standard to have a material effect on our financial statements.

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

In March 2016, the FASB issued Accounting Standards Update 2016-09 (ASU 2016-09), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions including a) income tax consequences; b) classification of awards as either equity or liabilities; and c) classification on the statement of cash flows. ASU 2016-09 is effective for public entities in the fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. Various elements of the amendments will be applied using either a modified retrospective transition method, retrospectively, or prospectively. Early adoption is permitted. We do not expect the implementation of this standard to have a material effect on our financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability in the balance sheet for all leases, including operating leases, with terms of more than twelve months. Recognition, measurement and presentation of expenses and cash flows from a lease by a lessee have not significantly changed from previous guidance. The amendments also require qualitative disclosures along with specific quantitative disclosures. The new guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The amendments must be applied on a modified retrospective basis. We anticipate the adoption of this standard will have a material impact on our financial statements. While we are continuing to assess all the potential impacts of the standard, we currently believe the most significant impact relates to our accounting for our office lease. Under the new guidance, the net present value of the obligation for our office lease will appear on the balance sheet. Currently, it is classified as an operating lease and payments are expensed in the period incurred.

In November 2015, the FASB issued Accounting Standards Update 2015-17 (ASU 2015-17), Income Taxes: Balance Sheet Classification of Deferred Taxes. ASU 2015-17 eliminates the current requirement to present deferred tax liabilities and assets as current and non-current on the balance sheet and requires that all deferred tax liabilities and assets and any related valuation allowance, be classified as non-current on the balance sheet. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, and for the interim periods within those fiscal years. The new guidance can be applied retrospectively or prospectively and early adoption is permitted. We do not expect the implementation of this standard to have a material effect on our financial statements as our net deferred tax assets are reduced to $0 by a full valuation allowance.

In July 2015, the FASB issued Accounting Standards Update 2015-11 (ASU 2015-11), Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. We do not expect the implementation of this standard to have a material effect on our financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, an updated standard on revenue recognition. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective for us as of January 1, 2018, with early adoption permitted as of January 1, 2017. We have chosen to implement the new standard as of January 1, 2018 using the full retrospective approach, meaning we will restate each prior reporting period presented. We have performed a review of our revenue generated from significant product and service contracts with customers subject to ASU 2014-09, and we expect the implementation of this standard to have a material impact on our financial statements. While we are continuing to assess all potential impacts of this standard, we currently believe the most significant impact relates to our accounting for the $8.0 million upfront license fee payment under the PicoP® scanning technology license agreement we signed with Sony in March 2015. Under current guidance, we are recognizing the upfront license fee payment of $8.0 million on a straight-line basis over a period of eight years. Under the new guidance, we expect to recognize the entire $8.0 million upfront license fee payment in the first quarter of 2015, which will increase 2015 revenues by $7.2 million, and reduce reported 2016 revenues by $1.0 million. We currently expect no changes to the timing of our recognition of the ongoing per unit royalties; they will continue to be recognized one quarter in arrears when reported by Sony. We expect revenue related to our components sales to remain substantially unchanged.

3. LONG-TERM CONTRACTS

In March 2015, we signed a license agreement with Sony for our PicoP® scanning technology. The license agreement granted Sony a non-exclusive license to our technology to incorporate into display modules it manufactures and sells for up to eight years. As part of the agreement, we received an $8.0 million upfront license fee in March 2015, and we will receive ongoing per unit royalties for each display module it sells.

In October 2014, we entered into a $1.5 million agreement with Sony for display module support services as part of the production readiness and commercialization of display modules incorporating PicoP® scanning technology. We recognized the full contract value of $1.5 million in revenue in June 2015, having completed all deliverables and obligations under the agreement.

The following table summarizes the costs incurred on our revenue contracts (in thousands):

	December 31,
	2016	2015
Costs and estimated earnings incurred on uncompleted contracts	$193	$-
Billings on uncompleted contracts	(236)	-
	$(43)	$-

Included in consolidated balance sheets under the following captions:
Other current assets	$125	$-
Billings on uncompleted contracts in excess of related costs	(168)	-
	$(43)	$-

4. INVENTORY

Inventory consists of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$999	$232
Finished goods	234	630
	$1,233	$862

We recorded inventory write-downs of $187,000 in 2016, $287,000 in 2015, and $42,000 in 2014. At December 31, 2016 and 2015, we recorded aggregate write-downs of $6.6 million and $6.9 million, respectively, offsetting inventory on-hand deemed to be obsolete or scrap inventory. We may enter into arrangements to sell the obsolete or scrap inventory resulting in a gain in the period such transactions are realized.

5. ACCRUED LIABILITIES

Accrued liabilities consists of the following (in thousands):

	December 31,
	2016	2015
Bonuses	$1,350	$1,150
Adverse purchase commitments	500	500
Payroll and payroll taxes	398	353
Compensated absences	393	357
Warranty	316	239
Relocation	204	85
Deferred rent credit	158	146
Other	563	569
	$3,882	$3,399

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2016	2015
Production equipment	$4,580	$4,150
Leasehold improvements	494	494
Computer hardware and software/lab equipment	4,968	4,618
Office furniture and equipment	1,096	1,087
	11,138	10,349
Less: Accumulated depreciation	(9,601)	(8,680)
	$1,537	$1,669

Depreciation expense was $1.1 million in 2016, $429,000 in 2015, and $414,000 in 2014. In the fourth quarter of 2016, we recorded additional depreciation expense of $297,000, as a result of a change in the estimated useful life of production equipment to be replaced in connection with our current business strategy to sell LBS engines directly to ODMs and OEMs.

Capital leases are collateralized by the related assets financed and by security deposits held by the lessors under the lease agreements. The cost and accumulated depreciation of equipment under capital leases was $704,000 in each of the years ended December 31, 2016 and 2015.

7. INTANGIBLE ASSETS

Our intangible assets consist exclusively of technology-based purchased patents. The gross value of our intangible assets was $1.6 million in each of the years ended December 31, 2016 and 2015. Amortization expense was $127,000 in 2016, $128,000 in 2015, and $132,000 in 2014. In 2016 and 2015, there were no impairments recorded and none of our patents were abandoned in prosecution. In 2014, we recorded an impairment amounting to $40,000 on five patents that were abandoned in prosecution. The following table outlines our estimated future amortization expense related to intangible assets held at December 31, 2016 (in thousands):

Years Ended December 31,	Amount
2017	$116
2018	115
2019	115
2020	98
2021	80
Thereafter	194
$718

8. COMMON STOCK

In December 2016, we raised approximately $2.1 million before issuance costs of approximately $18,000 through a registered direct offering of 2.0 million shares of our common stock.

In December 2016, we raised approximately $13.0 million before issuance costs of approximately $1.2 million through an underwritten public offering of approximately 12.1 million shares of our common stock.

In September 2016, we entered into a Common Stock Purchase Agreement with Lincoln Park granting us the right to sell shares of our common stock having an aggregate value of up to $17.0 million. Under the terms of the agreement, Lincoln Park made an initial purchase of $2.0 million in shares of common stock at a purchase price of $1.50 per share. Subject to various limitations and conditions set forth in the agreement, including a $1.00 minimum stock price, we may sell up to an additional $15.0 million in shares of common stock, from time to time, at our sole discretion to Lincoln Park over a twenty-four month period beginning September 2016. In consideration for entering into the agreement, we issued 522,556 shares of common stock, having a value of $721,000 based on the closing stock price on the date of grant, to Lincoln Park as a commitment fee. We incurred an additional $133,000 in issuance costs. As of December 31, 2016, $15.0 million in shares of common stock remain available under our Common Stock Purchase Agreement. In connection with our December 2016 underwritten public offering, we also agreed in the underwriting agreement not to issue shares pursuant to the Common Stock Purchase Agreement, or any other arrangement with Lincoln Park, for a period of six months from the date thereof.

In March 2016, we raised approximately $6.9 million before issuance costs of approximately $650,000 through an underwritten public offering of approximately 4.1 million shares of our common stock. The offering included the exercise in full of the underwriter's option to purchase up to an additional 529,411 shares of our common stock.

In May 2015, we entered into an ATM agreement with Meyers Associates, L.P. Under the terms of the agreement, we may, from time to time, at our discretion, offer and sell shares of our common stock having an aggregate value of up to $6.0 million. As of December 31, 2016, we have received gross proceeds of approximately $3.1 million before issuance costs of approximately $109,000 from the sale of 1.2 million shares of our common stock.

During the year ended December 31, 2015, we received approximately $3.3 million from the exercise of warrants to purchase 1.5 million shares of our common stock, which warrants were issued in connection with earlier financing transactions.

During the three months ended March 31, 2015, we received gross proceeds of approximately $1.0 million as part of an ATM agreement we entered into with Meyers Associates, L.P. in June 2014. We have completed sales under this agreement, having received total proceeds of approximately $4.5 million before issuance costs of approximately $206,000 from the sale of 2.0 million shares of our common stock.

In March 2014, we raised approximately $13.9 million before issuance costs of approximately $1.0 million through an underwritten offering of 7.2 million shares of our common stock and warrants to purchase 2.1 million shares of our common stock.

In February 2014, we issued 3.7 million shares of our common stock under the exchange provisions of the warrants issued in connection with our May and September 2013 financing activities. We recognized a loss of $5.0 million on the exchange as the fair market value of the common stock issued was greater than the obligation recorded due to an increase in our stock price since December 31, 2013.

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

The following table summarizes activity with respect to our common stock warrants for the periods shown below (in thousands):

	Warrants to	Weighted-
	purchase	average
	common	exercise
	shares	price
Outstanding at January 1, 2014	8,091	$3.07
Granted:
Exercise price less than intrinsic value	-	-
Exercise price greater than intrinsic value	2,148	2.47
Exercised	(3,713)	2.67
Canceled/expired	-	-
Outstanding at December 31, 2014	6,526	3.08
Granted:
Exercise price less than intrinsic value	-	-
Exercise price greater than intrinsic value	-	-
Exercised	(1,487)	2.19
Canceled/expired	-	-
Outstanding at December 31, 2015	5,039	3.34
Granted:
Exercise price less than intrinsic value	-	-
Exercise price greater than intrinsic value	-	-
Exercised	-	-
Canceled/expired	(1,278)	6.24
Outstanding at December 31, 2016	3,761	$2.23

Exercisable at December 31, 2016	3,761	$2.23

There were no common stock warrants issued in 2016 or 2015.

The following table summarizes information about our common stock warrants outstanding and exercisable at December 31, 2016 (in thousands):

	Warrants outstanding			Warrants exercisable
		Weighted-
		average	Weighted-		Weighted-
	Outstanding at	remaining	average	Exercisable at	average
	December 31,	contractual term	exercise	December 31,	exercise
Range of exercise prices	2016	(in years)	price	2016	price

$1.76 - $3.08	3,761	1.38	$2.23	3,761	$2.23
	3,761			3,761

10. SHARE-BASED COMPENSATION

We use the straight-line attribution method to allocate the fair value of share-based compensation awards over the requisite service period for each award. The valuation of and accounting for share-based awards includes a number of complex and subjective estimates. These estimates include, but are not limited to, the future volatility of our stock price, future stock option exercise behaviors, estimated employee turnover, and award forfeiture rates. We recognized $1.2 million, $1.0 million, and $713,000 in share-based compensation expense for the years ended December 31, 2016, 2015, and 2014, respectively. During the year ended December 31, 2014, we reduced the share-based compensation expense by $344,000 to adjust estimated forfeitures to actual.

Description of Incentive Plans

We currently have two share-based incentive plans; the 2013 Incentive Plan and the Independent Director Stock Option Plan.

The 2013 Incentive Plan has 7.8 million shares authorized, of which 2.0 million shares were available for awards as of December 31, 2016. The Independent Director Stock Option Plan has 113,000 shares authorized, of which 19,000 shares or awards relating thereto were issued and outstanding as of December 31, 2016. In June 2008, we determined not to issue additional options from the Independent Director Stock Option Plan.

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

The following table summarizes the weighted-average valuation assumptions and weighted-average grant date fair value of options granted during the periods shown below:

	Year Ended December 31,
	2016	2015	2014
Assumptions (weighted-average)
Volatility	84%	98%	100%
Expected term (in years)	4.0	4.0	4.0
Risk-free rate	1.2%	1.3%	1.3%
Expected dividends	0.0%	0.0%	0.0%
Pre-vest forfeiture rate	8.5%	8.5%	8.5%
Grant date fair value of options granted	$1.12	$2.20	$1.22

Options Activity and Positions

The following table summarizes activity and positions with respect to options for the periods shown below (in thousands):

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual	intrinsic
Options	Shares	exercise price	term (in years)	value
Outstanding as of January 1, 2014	1,905	$8.86	7.4	$1,500
Granted	717	1.78	-	-
Exercised	-	-	-	-
Forfeited or expired	(195)	9.49	-	-
Outstanding as of December 31, 2014	2,427	6.72	7.4	18,700
Granted	849	3.23	-	-
Exercised	(23)	1.88	-	-
Forfeited or expired	(107)	13.98	-	-
Outstanding as of December 31, 2015	3,146	5.56	7.3	1,613
Granted	1,167	1.83	-	-
Exercised	(3)	1.77	-	-
Forfeited or expired	(307)	12.58	-	-
Outstanding as of December 31, 2016	4,003	$3.94	7.3	$4

Vested and expected to vest as of December 31, 2016	3,747	$4.06	7.2	$3

Exercisable as of December 31, 2016	2,032	$5.61	5.8	$-

The intrinsic value of options exercised during the year ended December 31, 2016 was $3,000 compared to $29,000 in 2015. There were no option exercises during the year ended December 31, 2014.

The total grant date fair value of options vested during the years ended December 31, 2016, 2015 and 2014 was $998,000, $591,000 and $3.3 million, respectively. As of December 31, 2016, our unamortized share-based compensation was $2.4 million related to options, which we plan to amortize over the next 2.7 years.

As of December 31, 2016, our unamortized share-based compensation related to the RSUs was $50,000, which we plan to amortize over the next five months.

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

Purchase commitments

At December 31, 2016, we had $6.4 million in open purchase obligations that represent commitments to purchase inventory, materials, capital equipment, and other goods used in the normal operation of our business.

Lease commitments

We lease our office space and certain equipment under operating leases with initial or remaining terms in excess of one year. Future minimum rental commitments under operating leases for years ending December 31, are as follows (in thousands):

Operating
Years Ended December 31,	leases
2017	$439
2018	446
2019	38
2020	-
2021	-
Thereafter	-
Total minimum lease payments	$923

Net rent expense was $483,000 in 2016, $465,000 in 2015, and $542,000 in 2014.

Adverse purchase commitments

We have periodically entered into noncancelable purchase contracts in order to ensure the availability of materials to support production of our products. We continuously assess our outstanding commitments and recognize a loss on purchase commitments, when required, if such commitments are in excess of our product needs or the costs are not expected to be recoverable. As of December 31, 2016, we have $500,000 accrued for commitments to purchase materials for the SHOWWXTM pico projector that were in excess of estimated future proceeds from sales of that product.

12. INCOME TAXES

A provision for income taxes has not been recorded for 2016, 2015 and 2014, due to the valuation allowances placed against the net operating losses and deferred tax assets arising during such periods. A valuation allowance has been recorded for all deferred tax assets. Based on our history of losses since inception, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets.

At December 31, 2016, we have net operating loss carryforwards of approximately $371.6 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $7.0 million. The net operating loss carryforwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2018 to 2036, if not previously used.

In addition to the tax benefits above, we have $310,000 of capital loss carryforwards that are scheduled to expire in 2017. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our shareholders during any three year period would result in limitations on our ability to use a portion of our net operating loss carryforwards.

Deferred tax assets are summarized as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets, current
Reserves	$2,351	$2,581
Other	910	749
Total gross deferred tax assets, current	3,261	3,330

Deferred tax assets, non-current
Net operating loss carryforwards	126,335	122,281
R&D credit carryforwards	6,998	6,747
Depreciation/amortization deferred	20,024	20,848
Deferred revenue	2,091	-
Other	8,135	7,954
Total gross deferred tax assets, non-current	163,583	157,830

Net deferred taxes before valuation allowance	166,844	161,160
Less: Valuation allowance	(166,844)	(161,160)
Deferred tax assets	$-	$-

The valuation allowance, permanent items, and the research and development credit carryforwards account for substantially all of the difference between our effective income tax rate and the federal statutory tax rate of 34%.

Certain net operating losses arise from the deductibility for tax purposes of compensation under nonqualified stock options equal to the difference between the fair value of the stock on the date of exercise and the exercise price of the options. For financial reporting purposes, the tax effect of this deduction, when recognized, is accounted for as a credit to shareholders' equity.

We did not have any unrecognized tax benefits at December 31, 2016 or 2015.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2016, 2015, and 2014, we did not recognized any interest or penalties.

We file income tax returns in the U.S. federal jurisdiction and various states. Due to our operating loss and credit carryforwards, the U.S. federal statute of limitations remains open for 1998 and onward.

13. RETIREMENT SAVINGS PLAN

We have a retirement savings plan that qualifies under Internal Revenue Code Section 401(k). The plan covers all qualified employees. Contributions to the plan are made at the discretion of our Board of Directors. During the years ended December 31, 2016 and 2015, we contributed $214,000 and $108,000 to the plan, respectively. There were no contributions to the plan during 2014.

14. QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table summarizes our unaudited quarterly financial information for the periods shown below (in thousands, except per share data):

	Fiscal Year 2016
	December 31,	September 30,	June 30,	March 31,
Revenue	$2,905	$4,000	$4,155	$3,701
Gross profit	505	1,207	1,563	1,112
Net loss	(5,370)	(4,070)	(3,476)	(3,553)
Net loss per share, basic and diluted	(0.09)	(0.08)	(0.07)	(0.07)

	Fiscal Year 2015
	December 31,	September 30,	June 30,	March 31,
Revenue	$1,846	$2,398	$4,043	$901
Gross profit	379	585	1,187	(143)
Net loss	(4,298)	(3,513)	(2,769)	(3,962)
Net loss per share, basic and diluted	(0.09)	(0.07)	(0.06)	(0.09)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during our fiscal years ended December 31, 2016, 2015 and 2014.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), prior to the filing of this Form 10-K. Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

(b) Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

(d) Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended December 31, 2016 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
MicroVision, Inc.

We have audited MicroVision, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, MicroVision, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MicroVision, Inc. as of December 31, 2016 and 2015, and the consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016, and our report dated March 6, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Moss Adams LLP

Seattle, Washington

March 6, 2017

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K in Item 4A. The information required by this Item 10 of Form 10-K and not provided in Item 4A will be included under the caption "Discussion of Proposals Recommended by the Board" in our 2017 Proxy Statement and is incorporated herein by reference. Our 2017 Proxy Statement will be filed with the SEC prior to our 2017 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K will be included under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Director Compensation for 2016" in our 2017 Proxy Statement and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as of December 31, 2016, regarding equity compensation plans approved and not approved by shareholders is summarized in the following table (in thousands, except per share data):

Equity Compensation Plan Information
	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available for
	issued upon	price of	further issuance under
	exercise of	outstanding	equity compensation
	outstanding	options, warrants	plans (excluding
	options, warrants	and rights	securities reflected in
	and rights		column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	4,003	$3.94	1,988
Equity compensation plans not approved by shareholders	-	-	-
Total	4,003		1,988

The other information required by this Item 12 of Form 10-K will be included under the caption "Information about MicroVision Common Stock Ownership" in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K will be included under the captions "Certain Relationships and Related Transactions" and "Board Meetings and Committees" in our 2017 Proxy Statement and are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 of Form 10-K will be included under the caption "Independent Registered Public Accounting Firm" in our 2017 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Documents filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements
  Report of Independent Registered Public Accounting Firm
  Consolidated Balance Sheets as of December 31, 2016 and 2015

  Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
  Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2016, 2015 and 2014
  Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
  Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II

MicroVision, Inc.
Valuation and Qualifying Accounts and Reserves Schedule
 (In thousands)

		Additions
	Balance at	Charges		Charges		Balance
	beginning of	to costs and		to other		at end of
Year Ended December 31,	fiscal period	expenses		accounts	Deductions	fiscal period
2014
Allowance for receivables from related parties	$400	$-		$-	$-	$400
Tax valuation allowance	153,301	-		3,370	-	156,671

2015
Allowance for receivables from related parties	$400	$-		$-	$(30)	$370
Tax valuation allowance	156,671	-		4,489	-	161,160

2016
Allowance for receivables from related parties	$370	$-	$		$(370)	$-
Tax valuation allowance	161,160	-		5,684	-	166,844

All other schedules are omitted because they are not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

3. Exhibits

The following exhibits are referenced or included in this Annual Report on Form 10-K.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of MicroVision, Inc., as amended.(4)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc.(6)
3.3	Bylaws of MicroVision, Inc. (9)
4.1	Form of Specimen Stock Certificate for Common Stock.(1)
4.2	Warrant Agreement dated June 20, 2012 by and between MicroVision, Inc. and American Stock Transfer and Trust Company, LLC.(7)
4.3	Form of Warrant dated March 18, 2014 issued under the Securities Purchase Agreement dated as of March 13, 2014 by and between MicroVision, Inc. and the investors named therein.(10)
10.1	2013 MicroVision, Inc. Incentive Plan, as amended.(11)*
10.2	Independent Director Stock Option Plan, as amended.(2)*
10.3	Employment Agreement between MicroVision, Inc. and Alexander Y. Tokman dated April 7, 2009.(3)
10.4	Second Amendment to Lease Agreement between Arden Realty, L.P. and MicroVision, Inc., dated January 15, 2013.(8)
10.5	Change of Control Severance Plan.(5)
23.1	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP.
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
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
(5) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2011.
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
(9) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 27, 2013.
(10) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 13, 2014.
(11) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2016.

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

MICROVISION, INC.
Date: March 6, 2017	By	/s/ Alexander Y. Tokman Alexander Y. Tokman Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 6, 2017.

Signature	Title
/s/ Alexander Y. Tokman Alexander Y. Tokman	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Stephen P. Holt Stephen P. Holt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Robert P. Carlile Robert P. Carlile	Director

/s/ Richard A. Cowell Richard A. Cowell	Director

/s/ Yalon Farhi Yalon Farhi	Director

/s/ Slade Gorton Slade Gorton	Director

/s/ Perry Mulligan Perry Mulligan	Director

/s/ Brian V. Turner Brian V. Turner	Director

/s/ Thomas M. Walker Thomas M. Walker	Director

EXHIBIT INDEX

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of MicroVision, Inc., as amended.(4)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc.(6)
3.3	Bylaws of MicroVision, Inc. (9)
4.1	Form of Specimen Stock Certificate for Common Stock.(1)
4.2	Warrant Agreement dated June 20, 2012 by and between MicroVision, Inc. and American Stock Transfer and Trust Company, LLC.(7)
4.3	Form of Warrant dated March 18, 2014 issued under the Securities Purchase Agreement dated as of March 13, 2014 by and between MicroVision, Inc. and the investors named therein.(10)
10.1	2013 MicroVision, Inc. Incentive Plan, as amended.(11)*
10.2	Independent Director Stock Option Plan, as amended.(2)*
10.3	Employment Agreement between MicroVision, Inc. and Alexander Y. Tokman dated April 7, 2009.(3)
10.4	Second Amendment to Lease Agreement between Arden Realty, L.P. and MicroVision, Inc., dated January 15, 2013.(8)
10.5	Change of Control Severance Plan.(5)
23.1	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP.
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(5) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2011.
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
(9) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 27, 2013.
(10) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 13, 2014.
(11) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2016.

+ Subject to confidential treatment.
* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Annual Report on Form 10-K.