Form 10-Q
period 2017-03-31
MICROVISION, INC.
filed 2017-04-28
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒        NO    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES    ☒        NO    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). YES    ☐        NO    ☒

The number of shares of the registrant's common stock outstanding as of April 21, 2017 was 68,122,000.

PART I

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$7,655	$15,139
Accounts receivable, net of allowances of $26 and $26, respectively	160	245
Costs and estimated earnings in excess of billings on uncompleted contracts	309	125
Inventory	2,052	1,233
Other current assets	810	606
Total current assets	10,986	17,348

Property and equipment, net	2,569	1,537
Restricted cash	435	435
Intangible assets, net	689	718
Other assets	144	68
Total assets	$14,823	$20,106

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$2,237	$2,195
Accrued liabilities	4,219	3,882
Deferred revenue	999	999
Billings on uncompleted contracts in excess of related costs	127	168
Total current liabilities	7,582	7,244

Deferred revenue, net of current portion	4,903	5,150
Deferred rent, net of current portion	143	185
Other long-term liabilities	45	53
Total liabilities	12,673	12,632

Commitments and contingencies (Note 6)

Shareholders' equity
Preferred stock, par value $0.001; 25,000 shares authorized; zero and
zero shares issued and outstanding	-	-
Common stock, par value $0.001; 100,000 shares authorized; 68,122 and
68,093 shares issued and outstanding	68	68
Additional paid-in capital	507,572	507,249
Accumulated deficit	(505,490)	(499,843)
Total shareholders' equity	2,150	7,474
Total liabilities and shareholders' equity	$14,823	$20,106

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Product revenue	$-	$3,155
Royalty revenue	535	542
Contract revenue	257	4
Total revenue	792	3,701

Cost of product revenue	213	2,588
Cost of contract revenue	325	1
Total cost of revenue	538	2,589

Gross profit	254	1,112

Research and development expense	3,318	2,597
Sales, marketing, general and administrative expense	2,580	2,068
Total operating expenses	5,898	4,665

Loss from operations	(5,644)	(3,553)

Other expenses, net	(3)	(3)

Net loss	$(5,647)	$(3,556)

Net loss per share - basic and diluted	$(0.08)	$(0.07)

Weighted-average shares outstanding - basic and diluted	68,113	47,566

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(5,647)	$(3,556)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation	85	187
Amortization of intangible assets	29	32
Share-based compensation expense	310	300
Inventory write-downs	-	122
Other non-cash adjustments	(16)	1

Change in:
Accounts receivable, net	85	691
Costs and estimated earnings in excess of billings on uncompleted contracts	(184)	-
Inventory	(819)	(166)
Other current and non-current assets	(271)	48
Accounts payable	(320)	141
Accrued liabilities	315	383
Deferred revenue	(247)	(1,165)
Billings on uncompleted contracts in excess of related costs	(41)	-
Other long-term liabilities	(8)	-
Net cash used in operating activities	(6,729)	(2,982)

Cash flows from investing activities
Purchases of property and equipment	(755)	(82)
Net cash used in investing activities	(755)	(82)

Cash flows from financing activities
Net proceeds from issuance of common stock and warrants	-	6,385
Net cash provided by financing activities	-	6,385

Change in cash and cash equivalents	(7,484)	3,321
Cash and cash equivalents at beginning of period	15,139	7,888
Cash and cash equivalents at end of period	$7,655	$11,209

Supplemental schedule of non-cash investing and financing activities
Non-cash additions to property and equipment	$713	$154

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. MANAGEMENT'S STATEMENT

The Condensed Consolidated Balance Sheets as of March 31, 2017, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, have been prepared by MicroVision, Inc. ("we" or "our") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at March 31, 2017 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (SEC). The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. At March 31, 2017, we had $7.7 million in cash and cash equivalents.

Based on our current operating plan that includes expected proceeds from the development contract signed in April 2017 with a major technology company, we anticipate that we have sufficient cash and cash equivalents to fund our operations through December 2017. Our receipt of proceeds under our April 2017 development contract is subject to our completion of certain milestones, and we can provide no assurance that such milestones will be completed. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing investments in our production capacities, research and development projects, staff, operating costs, and capital expenditures. Our ability to raise proceeds from the sale of shares under our Common Stock Purchase Agreement is subject to limitations and conditions, including a $1.00 minimum stock price.

We are introducing new technology and products into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the commercial success of our laser beam scanning (LBS) engines, the rate at which original design manufacturers (ODMs) or original equipment manufacturers (OEMs) introduce products incorporating our PicoP® scanning technology and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if we fail to meet milestones for future payments under our April 2017 development contract, if the mix of revenues and the associated margins vary from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components and systems and equipment manufacturers that may require additional investments by us.

These factors raise substantial doubt regarding our ability to continue as a going concern. Our unaudited consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net loss available for common shareholders - basic and diluted	$(5,647)	$(3,556)

Denominator:
Weighted-average common shares outstanding - basic and diluted	68,113	47,566

Net loss per share - basic and diluted	$(0.08)	$(0.07)

For the three months ended March 31, 2017 and 2016, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive: options outstanding and warrants exercisable into a total of 8,997,000 and 8,172,000 shares of common stock, respectively, and 50,000 and 60,000 nonvested restricted stock units, respectively.

3. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND SUPPLIERS

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of March 31, 2017, our cash and cash equivalents are comprised of operating checking accounts and short-term, highly rated money market savings accounts.

Concentration of major customers and suppliers

For the three months ended March 31, 2017, one commercial customer accounted for $535,000 in revenue, representing 67% of our total revenue, and a second commercial customer accounted for $204,000 in revenue, representing 26% of our total revenue. For the three months ended March 31, 2016, one commercial customer accounted for $3.3 million in revenue, representing 90% of our total revenue, and a second commercial customer accounted for $373,000 in revenue, representing 10% of our total revenue. One commercial customer accounted for $151,000, or 94% of our net accounts receivable balance at March 31, 2017.

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

4. INVENTORY

Inventory consists of the following:

	March 31,	December 31,
(in thousands)	2017	2016
Raw materials	$1,158	$999
Finished goods	894	234
	$2,052	$1,233

Our inventory consists of raw materials and finished goods assemblies. Inventory is computed using the first-in, first-out (FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

In addition, we reduce the value of our inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through the normal course of business during the next twelve months. As of March 31, 2017 and December 31, 2016, we recorded aggregate write-downs of $6.5 million and $6.6 million, respectively, offsetting the value of inventory deemed to be obsolete or scrap inventory. We may enter into arrangements to sell the obsolete or scrap inventory resulting in a gain in the period such transactions are realized.

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

The following table summarizes the amount of share-based compensation expense by line item in the statements of operations:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Cost of product revenue	$8	$10
Research and development expense	105	83
Sales, marketing, general and administrative expense	197	207
	$310	$300

Options activity and positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2017:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding as of March 31, 2017	5,236,000	$3.31	7.8	$2,702,000

Exercisable as of March 31, 2017	2,000,000	$5.43	5.7	$700,000

As of March 31, 2017, our unamortized share-based employee compensation related to stock options was $3.3 million which we plan to amortize over the next three years, and our unamortized share-based compensation related to RSUs was $17,000 which we plan to amortize over the next two months.

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

Purchase commitments

At March 31, 2017, we had $11.9 million in open purchase obligations that represent commitments to purchase inventory, materials, capital equipment, and other goods used in the normal operation of our business.

Adverse purchase commitments

As of March 31, 2017, we had $500,000 accrued for commitments to purchase materials for the SHOWWXTM pico projector that were in excess of estimated future proceeds from sales of that product.

7. COMMON STOCK AND WARRANTS

In December 2016, we raised approximately $2.1 million before issuance costs of approximately $18,000 through a registered direct offering of 2.0 million shares of our common stock.

In December 2016, we raised approximately $13.0 million before issuance costs of approximately $1.2 million through an underwritten public offering of approximately 12.1 million shares of our common stock.

In September 2016, we entered into a Common Stock Purchase Agreement with Lincoln Park granting us the right to sell shares of our common stock having an aggregate value of up to $17.0 million. Under the terms of the agreement, Lincoln Park made an initial purchase of $2.0 million in shares of common stock at a purchase price of $1.50 per share. Subject to various limitations and conditions set forth in the agreement, including a $1.00 minimum stock price, we may sell up to an additional $15.0 million in shares of common stock, from time to time, at our sole discretion to Lincoln Park over a twenty-four month period beginning September 2016. In consideration for entering into the agreement, we issued 522,556 shares of common stock, having a value of $721,000 based on the closing stock price on the date of grant, to Lincoln Park as a commitment fee and we incurred an additional $133,000 in issuance costs. As of March 31, 2017, $15.0 million in shares of common stock remain available for sale under our Common Stock Purchase Agreement.

In March 2016, we raised approximately $6.9 million before issuance costs of approximately $650,000 through an underwritten public offering of approximately 4.1 million shares of our common stock. The offering included the exercise in full of the underwriter's option to purchase up to an additional 529,411 shares of our common stock.

In May 2015, we entered into an At-The-Market (ATM) agreement with Meyers Associates, L.P. Under the terms of the agreement, we may, from time to time, at our discretion, offer and sell shares of our common stock having an aggregate value of up to $6.0 million. As of March 31, 2017, $2.9 million in shares of common stock remain available for sale under our ATM agreement.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-18 (ASU 2016-18), Restricted Cash. The standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The new guidance will be applied using a retrospective approach. As of March 31, 2017, we have $435,000 of restricted cash, and as such we do not expect the implementation of this standard to have a material effect on our financial statements.

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

In June 2016, the FASB issued Accounting Standards Update 2016-13 (ASU 2016-13), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU 2016-13 is effective for public entities with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The new guidance will be applied on a modified-retrospective approach. We do not expect the implementation of this standard to have a material effect on our financial statements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, an updated standard on revenue recognition. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective for us as of January 1, 2018, with early adoption permitted as of January 1, 2017. We will implement the new standard as of January 1, 2018 using the full retrospective approach, meaning we will restate each prior reporting period presented. We are performing a review of our revenue generated from significant product and service contracts with customers subject to ASU 2014-09, and we expect the implementation of this standard to have a material impact on our financial statements. While we are continuing to assess all potential impacts of this standard, we currently believe the most significant impact relates to our accounting for the $8.0 million upfront license fee payment under the PicoP® scanning technology license agreement we signed with Sony in March 2015. Under current guidance, we are recognizing the upfront license fee payment of $8.0 million on a straight-line basis over a period of eight years. Under the new guidance, we expect to recognize the entire $8.0 million upfront license fee payment in the first quarter of 2015, which will increase 2015 revenues by $7.2 million, and reduce reported 2016 revenues by $1.0 million and Q1 2017 revenues by $246,000. We currently expect no changes to the timing of our recognition of the ongoing per unit royalties; they will continue to be recognized one quarter in arrears when reported by Sony. We expect product revenue related to our component sales to remain substantially unchanged.

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

In March 2017, we received a $6.7 million order for our small form factor display engine from an Asian electronics device manufacturer. The electronics OEM plans to embed the display engines in smartphones and a product launch is planned for later this year in China and other markets where it has existing distribution of its products.

While we are optimistic about our technology and the potential for future revenues, we have incurred substantial losses since inception and expect to incur a significant loss during the fiscal year ending December 31, 2017. Our unaudited consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Recent developments

In April 2017, we signed a contract with a major technology company to develop an LBS display system and to produce MicroVision specific components. Under this agreement, we would develop a new generation of MEMS, ASICs and related firmware for a high resolution, LBS based product the technology company is planning to produce. We would receive up to $24.0 million, including $14.0 million in fees for development work that is expected to span 21 months and an upfront payment of $10.0 million for other items. The development fees would be paid contingent on completion of milestones in 2017 and 2018. If the contract is terminated by the technology company for our failure to meet milestones the $10.0 million upfront payment is subject to repayment.

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

Royalty revenue

Royalty revenue is revenue under license agreements to our PicoP® scanning technology. We recognize revenue on upfront license fees over the expected time frame that we provide services or have ongoing obligations under the agreement. Ongoing per unit royalties are recognized when reported by our customer to us on a quarterly basis. Currently, we recognize revenue for ongoing per unit royalties one quarter in arrears when reported by our customer, representing when such amounts are fixed and determinable, and all other revenue recognition criteria are met. Refer to Note 8 for the expected future impact of updated FASB accounting guidance.

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

Recognized revenues are subject to amendments for actual costs incurred. Amendments to revenue and costs-to-complete estimates are recognized in the period in which the facts become known. In the future, amendments to estimates could significantly impact recognized revenue in any one reporting period. If we are unable to estimate costs on a contract, revenue is recognized using the completed-contract method. Under the completed-contract method, revenue and contract costs are deferred and both are recognized when all deliverables are completed. Refer to Note 8 for the expected future impact of updated FASB accounting guidance.

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

Under the terms of this multiple-element arrangement, we received an $8.0 million upfront payment in March 2015 and we will receive a per unit royalty for each display module sold by Sony containing our PicoP® scanning technology. Under the current FASB accounting guidance, we are recognizing the upfront license fee payment of $8.0 million on a straight-line basis over a period of eight years. Ongoing per unit royalties are reported by Sony to us on a quarterly basis. Currently, we recognize revenue for ongoing per unit royalties one quarter in arrears when reported by Sony, representing when such amounts are fixed and determinable, and all other revenue recognition criteria are met. Products delivered under multiple-element arrangements will be recognized upon acceptance of the deliverables by the customer or the expiration of the contractual acceptance period, after which there are no rights of return.

Results of operations

Product revenue

(in thousands)	2017	2016	$ change	% change
Three Months Ended March 31,	$-	$3,155	$(3,155)	(100.0)

Product revenue is revenue from sales of our products which are LBS engines, MEMS and ASICs. Our product sales generally include acceptance provisions. We recognize product revenue upon acceptance of the product by the customer or the expiration of the contractual acceptance period, after which there are no rights of return. Our quarterly product revenue may vary substantially due to the timing of product orders from customers, product shipments, production constraints and availability of components and raw materials.

During the fourth quarter of 2016, we completed delivery of all outstanding orders from Sony for key components to be integrated into display modules it manufactures and sells.

On March 14, 2017, we received a $6.7 million order for small form factor display engines from an Asian electronics device manufacturer. The backlog of product orders at March 31, 2017 was approximately $6.7 million compared to $9.1 million at March 31, 2016. We expect to begin shipping engines to this OEM mid-year 2017 and the product backlog is scheduled for delivery during the next twelve months. The backlog of product orders at March 31, 2017 does not include any portion of the upfront payment from the April 2017 contract.

Royalty revenue

(in thousands)	2017	2016	$ change	% change
Three Months Ended March 31,	$535	$542	$(7)	(1.3)

Royalty revenue is revenue under license agreements to our PicoP® scanning technology. We recognize revenue on upfront license fees over the expected time frame that we provide services or have ongoing obligations under the agreement. Ongoing per unit royalties are reported by Sony and are recognized as revenue in the period in which the data becomes available to us.

During the three months ended March 31, 2017, we recognized $289,000 from ongoing per unit royalties and $246,000 from a prorated portion of the $8.0 million upfront payment. During the three months ended March 31, 2016, we recognized $293,000 from ongoing per unit royalties and $249,000 from a prorated portion of the $8.0 million upfront payment. At March 31, 2017, remaining unrecognized upfront license fees are included in current and long-term deferred revenues, amounting to $999,000 and $4.9 million, respectively. At December 31, 2016, unrecognized upfront license fees are included in current and long-term deferred revenues, amounting to $999,000 and $5.1 million, respectively. Refer to Note 8 for the expected future impact of updated FASB accounting guidance.

Contract revenue

(in thousands)	2017	2016	$ change	% change
Three Months Ended March 31,	$257	$4	$253	6,325.0

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

The increase in contract revenue during the three months ended March 31, 2017 compared to the same period in 2016 was attributed to increased contract activity. Our contract backlog, including orders for prototype units and evaluation kits, at March 31, 2017 and 2016 was approximately $1.7 million and $45,000, respectively. The contract backlog is scheduled for completion during the next twelve months. The contract backlog at March 31, 2017 does not include any portion of the April 2017 development contract.

Cost of product revenue

		% of		% of
		product		product
(in thousands)	2017	revenue	2016	revenue	$ change	% change
Three Months Ended March 31,	$213	N/A	$2,588	82.0	$(2,375)	(91.8)

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

Cost of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of manufacturing overhead expense and the volume of direct material purchased. Cost of product revenue was lower during the three months ended March 31, 2017 compared to the same period in 2016 due to lower shipments.

During the three months ended March 31, 2017, we expensed approximately $245,000 of manufacturing overhead associated with production capacity in excess of production requirements compared to $228,000 during the same period in 2016. Additionally, during the three months ended March 31, 2017, we recorded a provision for scrap of zero compared to $122,000 during the same period in 2016.

Cost of contract revenue

		% of		% of
		contract		contract
(in thousands)	2017	revenue	2016	revenue	$ change	% change
Three Months Ended March 31,	$325	126.5	$1	25.0	$324	32,400.0

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

The increase in the cost of contract revenue during the three months ended March 31, 2017 was primarily attributed to the direct and indirect costs related to performance on contracts to develop customized prototypes units and includes an anticipated loss of $64,000 on a development contract.

Research and development expense

(in thousands)	2017	2016	$ change	% change
Three Months Ended March 31,	$3,318	$2,597	$721	27.8

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

The increase in research and development expense during the three months ended March 31, 2017 compared to the same period in 2016 was attributable to higher costs related to subcontractors and increased headcount and personnel-related compensation and benefits expenses related to our LBS engine development.

Sales, marketing, general and administrative expense

(in thousands)	2017	2016	$ change	% change
Three Months Ended March 31,	$2,580	$2,068	$512	24.8

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense during the three months ended March 31, 2017 compared to the same period in 2016 was attributed to higher legal fees related to commercial contracts, expanding our business to include engine offerings and increased headcount and personnel-related compensation and benefits expenses to support sales activities.

Liquidity and capital resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At March 31, 2017, we had $7.7 million in cash and cash equivalents.

Based on our current operating plan that includes expected proceeds from the development contract signed in April 2017 with a major technology company, we anticipate that we have sufficient cash and cash equivalents to fund our operations through December 2017. Our receipt of proceeds under our April 2017 development contract is subject to our completion of certain milestones, and we can provide no assurance that such milestones will be completed. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing investments in our production capacities, research and development projects, staff, operating costs, and capital expenditures. Our ability to raise proceeds from the sale of shares under our Common Stock Purchase Agreement is subject to limitations and conditions, including a $1.00 minimum stock price.

These factors raise substantial doubt regarding our ability to continue as a going concern. Our unaudited consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating activities

Cash used in operating activities totaled $6.7 million during the three months ended March 31, 2017 compared to cash used in operating activities of $3.0 million during the same period in 2016. The change in cash flows from operating activities is primarily attributed to higher prepayments we made to our suppliers for production equipment used to manufacture our engines and an increase in inventory to support our growth strategy selling LBS engines.

Investing activities

During the three months ended March 31, 2017 and 2016, net cash used in investing activities was $755,000 and $82,000, respectively, are primarily attributed to capital expenditures in manufacturing and production equipment.

Financing activities

During the three months ended March 31, 2017 and 2016, net cash provided by financing activities was zero and $6.4 million.

In December 2016, we raised approximately $2.1 million before issuance costs of approximately $18,000 through a registered direct offering of 2.0 million shares of our common stock.

In December 2016, we raised approximately $13.0 million before issuance costs of approximately $1.2 million through an underwritten public offering of approximately 12.1 million shares of our common stock.

In September 2016, we entered into a Common Stock Purchase Agreement with Lincoln Park granting us the right to sell shares of our common stock having an aggregate value of up to $17.0 million. Under the terms of the agreement, Lincoln Park made an initial purchase of $2.0 million in shares of common stock at a purchase price of $1.50 per share. Subject to various limitations and conditions set forth in the agreement, including a $1.00 minimum stock price, we may sell up to an additional $15.0 million in shares of common stock, from time to time, at our sole discretion to Lincoln Park over a twenty-four month period beginning September 2016. In consideration for entering into the agreement, we issued 522,556 shares of common stock, having a value of $721,000 based on the closing stock price on the date of grant, to Lincoln Park as a commitment fee. We incurred an additional $133,000 in issuance costs. As of March 31, 2017, $15.0 million in shares of common stock remain available for sale under our Common Stock Purchase Agreement.

In March 2016, we raised approximately $6.9 million before issuance costs of approximately $650,000 through an underwritten public offering of approximately 4.1 million shares of our common stock.

In May 2015, we entered into an ATM agreement with Meyers Associates, L.P. Under the terms of the agreement, we may, from time to time, at our discretion, offer and sell shares of our common stock having an aggregate value of up to $6.0 million. As of March 31, 2017, $2.9 million in shares of common stock remain available for sale under our ATM agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and market liquidity risk

As of March 31, 2017, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risk is not material.

Our investment policy generally directs that the investment manager should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of March 31, 2017, we had $7.7 million in cash and cash equivalents, which are comprised of operating checking accounts and short-term, highly rated money market savings accounts.

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

  As of March 31, 2017, we had an accumulated deficit of $505.5 million.
  We incurred consolidated net losses of $499.8 million from inception through 2016, and a net loss of $5.6 million during the three months ended March 31, 2017.

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

Based on our current operating plan that includes expected proceeds from the development contract signed in April 2017 with a major technology company, we anticipate that we have sufficient cash and cash equivalents to fund our operations through December 2017. Our receipt of proceeds under our April 2017 development contract is subject to our completion of certain milestones, and we can provide no assurance that such milestones will be completed. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities.

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

We are introducing new technology and products into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the commercial success of our LBS engines, the rate at which ODMs and OEMs introduce products incorporating our PicoP® scanning technology and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if we fail to meet milestones for future payments under our April 2017 development contract, if the mix of revenues and the associated margins varies from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components, products and systems, and equipment manufacturers that may require additional investments by us.

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

We rely on single or limited-source suppliers to manufacture our products. Establishing a relationship with a new or alternative contract manufacturer(s) or foundry is a time-consuming process, as our unique technology may require significant manufacturing process adaptation to achieve full manufacturing capacity. Accordingly, we may be unable to establish a relationship with new or alternative contract manufacturers in the short-term, or at all, at prices or on other terms that are acceptable to us.

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

For the three months ended March 31, 2017, one commercial customer accounted for $535,000 in revenue, representing 67% of our total revenue, and a second commercial customer accounted for $204,000 in revenue, representing 26% of our total revenue. For the three months ended March 31, 2016, one commercial customer accounted for $3.3 million in revenue, representing 90% of our total revenue, and a second commercial customer accounted for $373,000 in revenue, representing 10% of our total revenue. Our customers take time to obtain, and the loss of a significant customer could negatively affect our revenue. Our quarterly operating results may vary significantly based upon:

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

Our backlog of open orders totaled $8.5 million as of March 31, 2017. We or our customers may be unable to meet the performance requirements and obligations under open orders or agreements, including performance specifications or delivery dates, required by such purchase orders or agreements. Furthermore, our customers may be unable or unwilling to perform their obligations thereunder on a timely basis, or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals. To the extent we are unable to perform under such purchase orders or agreements or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

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

On April 21, 2017, the closing price of our common stock was $2.61 per share.

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

If we are unable to obtain effective intellectual property protection for our products, processes and technology, we may be unable to compete with other companies.

Intellectual property protection for our products, processes and technology is important and uncertain. If we do not obtain effective intellectual property protection for our products, processes and technology, we may be subject to increased competition. Our commercial success will depend, in part, on our ability to maintain the proprietary nature of our PicoP® scanning technology and other key technologies by securing valid and enforceable patents and effectively maintaining unpatented technology as trade secrets.

We protect our proprietary PicoP® scanning technology by seeking to obtain United States and foreign patents in our name, or licenses to third party patents, related to proprietary technology, inventions, and improvements that may be important to the development of our business. However, our patent position involve complex legal and factual questions. The standards that the United States Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change.

Additionally, the scope of patents are subject to interpretation by courts and their validity can be subject to challenges and defenses, including challenges and defenses based on the existence of prior art. Consequently, we cannot be certain as to the extent to which we will be able to obtain patents for our new products and technology or the extent to which the patents that we already own, protect our products and technology. Reduction in scope of protection or invalidation of our licensed or owned patents, or our inability to obtain new patents, may enable other companies to develop products that compete directly with ours on the basis of the same or similar technology.

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

Our success depends on our executive officers and other key personnel and on the ability to attract and retain qualified new personnel. Achievement of our business objectives will require substantial additional expertise in the areas of sales and marketing, research and product development and manufacturing. Competition for qualified personnel in these fields is intense, and the inability to attract and retain additional highly skilled personnel, or the loss of key personnel, could hinder our ability to compete effectively in the LBS markets and adversely affect our business strategy execution and results of operations.

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

MICROVISION, INC.
Date: April 27, 2017	By:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer and Director (Principal Executive Officer)

Date: April 27, 2017	By:	/s/ Stephen P. Holt
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