Form 10-Q
period 2017-06-30
MICROVISION, INC.
filed 2017-08-03
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the registrant's common stock outstanding as of July 27, 2017 was 71,596,000.

PART I

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$17,744	$15,139
Accounts receivable, net of allowances of $26 and $26, respectively	805	245
Inventory	2,677	1,233
Other current assets	4,233	731
Total current assets	25,459	17,348

Property and equipment, net	3,299	1,537
Restricted cash	435	435
Intangible assets, net	660	718
Other assets	58	68
Total assets	$29,911	$20,106

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$1,852	$2,195
Accrued liabilities	4,706	3,704
Deferred revenue	999	999
Billings on uncompleted contracts in excess of related costs	3,667	168
Other current liabilities	10,070	178
Total current liabilities	21,294	7,244

Deferred revenue, net of current portion	4,654	5,150
Deferred rent, net of current portion	102	185
Other long-term liabilities	36	53
Total liabilities	26,086	12,632

Commitments and contingencies (Note 7)

Shareholders' equity
Preferred stock, par value $0.001; 25,000 shares authorized; zero and
zero shares issued and outstanding	-	-
Common stock, par value $0.001; 100,000 shares authorized; 71,596 and
68,093 shares issued and outstanding	72	68
Additional paid-in capital	514,737	507,249
Accumulated deficit	(510,984)	(499,843)
Total shareholders' equity	3,825	7,474
Total liabilities and shareholders' equity	$29,911	$20,106

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Product revenue	$-	$3,530	$-	$6,685
Royalty revenue	346	609	881	1,151
Contract revenue	1,107	16	1,364	20
Total revenue	1,453	4,155	2,245	7,856

Cost of product revenue	135	2,587	348	5,175
Cost of contract revenue	810	5	1,135	6
Total cost of revenue	945	2,592	1,483	5,181

Gross profit	508	1,563	762	2,675

Research and development expense	3,672	2,879	6,990	5,476
Sales, marketing, general and administrative expense	2,325	2,171	4,905	4,239
Total operating expenses	5,997	5,050	11,895	9,715

Loss from operations	(5,489)	(3,487)	(11,133)	(7,040)

Other (expense) income, net	(5)	11	(8)	8

Net loss	$(5,494)	$(3,476)	$(11,141)	$(7,032)

Net loss per share - basic and diluted	$(0.08)	$(0.07)	$(0.16)	$(0.14)

Weighted-average shares outstanding - basic and diluted	69,373	51,567	68,747	49,566

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(11,141)	$(7,032)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation	172	396
Amortization of intangible assets	58	64
Share-based compensation expense	703	674
Inventory write-downs	37	171
Other non-cash adjustments	(31)	62

Change in:
Accounts receivable, net	(560)	(400)
Inventory	(1,481)	(427)
Other current and non-current assets	(3,471)	12
Accounts payable	(277)	362
Accrued liabilities	954	(150)
Deferred revenue	(496)	(713)
Billings on uncompleted contracts in excess of related costs	3,499	-
Other currrent liabilities	9,892	(117)
Other long-term liabilities	(17)	-
Net cash used in operating activities	(2,159)	(7,098)

Cash flows from investing activities
Purchases of property and equipment	(2,000)	(193)
Net cash used in investing activities	(2,000)	(193)

Cash flows from financing activities
Net proceeds from issuance of common stock and warrants	6,764	6,594
Net cash provided by financing activities	6,764	6,594

Change in cash and cash equivalents	2,605	(697)
Cash and cash equivalents at beginning of period	15,139	7,888
Cash and cash equivalents at end of period	$17,744	$7,191

Supplemental schedule of non-cash investing and financing activities
Non-cash additions to property and equipment	$285	$116

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. MANAGEMENT'S STATEMENT

The Condensed Consolidated Balance Sheets as of June 30, 2017, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, have been prepared by MicroVision, Inc. ("we" or "our") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at June 30, 2017 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (SEC). The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. At June 30, 2017, we had $17.7 million in cash and cash equivalents.

Based on our current operating plan that includes expected proceeds from a development contract signed in April 2017 with a major technology company, we anticipate that we have sufficient cash and cash equivalents to fund our operations through December 2017. Our receipt of proceeds under our April 2017 development contract is subject to our completion of certain milestones, and we can provide no assurance that such milestones will be completed. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing investments in our production capacities, research and development projects, staff, operating costs, and capital expenditures.

We are introducing new technology and products into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the commercial success of our laser beam scanning (LBS) engines, the rate at which original design manufacturers (ODMs) or original equipment manufacturers (OEMs) introduce products incorporating our PicoP® scanning technology and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if we fail to meet milestones for future payments or have to repay amounts already received under our April 2017 development contract, if the mix of revenues and the associated margins vary from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components and systems and equipment manufacturers that may require additional investments by us.

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

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net loss available for common shareholders - basic and diluted	$(5,494)	$(3,476)	$(11,141)	$(7,032)

Denominator:
Weighted-average common shares outstanding - basic and diluted	69,373	51,567	68,747	49,566

Net loss per share - basic and diluted	$(0.08)	$(0.07)	$(0.16)	$(0.14)

For the three and six months ended June 30, 2017 and 2016, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive: options outstanding and warrants exercisable into a total of 7,217,000 and 9,078,000 shares of common stock, respectively, and 60,000 and 60,000 nonvested restricted stock units, respectively.

3. LONG-TERM CONTRACTS

In April 2017, we signed a contract with a major technology company to develop an LBS display system.  Under this agreement, we are working to develop a new generation of MEMS, ASICs and related firmware for a high resolution, LBS-based product that the technology company is planning to produce.  We may receive up to $24.0 million, including $14.0 million in fees for development work that is expected to span 21 months and an upfront payment of $10.0 million, which payment has been received.  Our receipt of the development fees is contingent on completion of milestones in 2017 and 2018. As of June 30, 2017, our balance sheet includes $3.2 million of billings in excess of costs incurred on this contract. Upon successful completion of the development program, if the major technology company decides to manufacture the product with the MicroVision display components, the $10.0 million upfront payment would be applied as a discount to future component purchases from us. If the contract is terminated by the technology company for our failure to meet milestones, the $10.0 million upfront payment is subject to repayment. We are recognizing revenue on the $14.0 million in development fees under the percentage-of-completion method of accounting. For the three and six months ended June 30, 2017, we have recognized $761,000 of contract revenue from development fees on this agreement. The $10.0 million upfront payment is classified within other current liabilities on the balance sheet.

4. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND SUPPLIERS

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of June 30, 2017, our cash and cash equivalents are comprised of operating checking accounts and short-term, highly rated money market savings accounts.

Concentration of major customers and suppliers

For the three and six months ended June 30, 2017, one commercial customer accounted for $769,000 and $973,000 in revenue, representing 53% and 43% of our total revenue, respectively. Additionally, a second commercial customer accounted for $345,000 and $880,000 in revenue, representing 24% and 39% of our total revenue for the three and six months ended June 30, 2017, respectively.

For the three and six months ended June 30, 2016, one commercial customer accounted for $3.5 million and $6.8 million in revenue, representing 84% and 87% of our total revenue, respectively. Additionally, a second commercial customer accounted for $486,000 and $859,000 in revenue, representing 12 % and 11% of our total revenue for the three and six months ended June 30, 2016, respectively.

At June 30, 2017, one commercial customer accounted for $510,000, or 63% of our net accounts receivable balance, a second commercial customer accounted for $182,000, or 23% of our net accounts receivable balance, and a third commercial customer accounted for $92,000, or 11% of our net accounts receivable balance.

A significant concentration of our components and the products we sell are currently manufactured and obtained from single or limited-source suppliers. The loss of any single or limited- source supplier, the failure of any of these suppliers to perform as expected, or the disruption in the supply chain of components from these suppliers could subject us to risks and uncertainties including, but not limited to, increased cost of sales, possible loss of revenues, or significant delays in product deliveries, any of which could adversely affect our financial condition and operating results.

5. INVENTORY

Inventory consists of the following:

	June 30,	December 31,
(in thousands)	2017	2016
Raw materials	$1,142	$999
Finished goods	1,535	234
	$2,677	$1,233

Our inventory consists of raw materials and finished goods assemblies. Inventory is computed using the first-in, first-out (FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

In addition, we reduce the value of our inventory to its estimated scrap value when management determines that it is not probable that the inventory will be consumed through the normal course of business during the next twelve months. As of June 30, 2017 and December 31, 2016, we recorded aggregate write-downs of $6.6 million and $6.6 million, respectively, offsetting the value of inventory deemed to be obsolete or scrap inventory. We may enter into arrangements to sell the obsolete or scrap inventory resulting in a gain in the period such transactions are realized.

We have made significant advance payments to our contract manufacturer that will be applied against future inventory purchases. As of June 30, 2017, these advance payments totaled $3.1 million and are classified within other current assets on the balance sheet.

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

The following table summarizes the amount of share-based compensation expense by line item in the statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Cost of product revenue	$10	$10	$19	$20
Research and development expense	158	102	263	185
Sales, marketing, general and administrative expense	225	262	421	469
	$393	$374	$703	$674

Options activity and positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2017:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding as of June 30, 2017	5,244,000	$2.91	7.7	$1,294,000

Exercisable as of June 30, 2017	2,514,000	$3.96	6.2	$400,000

As of June 30, 2017, our unamortized share-based employee compensation related to stock options was $3.1 million which we plan to amortize over the next 2.9 years, and our unamortized share-based compensation related to RSUs was $110,000 which we plan to amortize over the next 11 months.

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

Purchase commitments

At June 30, 2017, we had $11.3 million in open purchase obligations that represent commitments to purchase inventory, materials, capital equipment, and other goods used in the normal operation of our business.

Adverse purchase commitments

As of June 30, 2017, we had $500,000 accrued for commitments to purchase materials for the SHOWWXTM pico projector that were in excess of estimated future proceeds from sales of that product.

8. COMMON STOCK AND WARRANTS

During the second quarter of 2017, we received $906,000 from the exercise of warrants to purchase 460,000 shares of common stock, which warrants were issued in connection with an earlier financing transactions.

In May 2017, we entered into an At-The-Market (ATM) agreement with IFS Securities (DBA Brinson Patrick). As of June 30, 2017, we received gross proceeds of $3.7 million before issuance costs of approximately $125,000 from the sale of approximately 1.7 million shares of our common stock under this agreement. The agreement was terminated in June 2017 at our election without penalty.

During the three months ended June 30, 2017, we received proceeds of $2.2 million from the sale of 1.2 million shares of our common stock as part of the Common Stock Purchase agreement we entered into with Lincoln Park Capital Fund, LLC (Lincoln Park) in September 2016. As of June 30, 2017, $12.8 million in shares of our common stock remain available for sale under our Common Stock Purchase Agreement.

In March 2016, we raised approximately $6.9 million before issuance costs of approximately $650,000 through an underwritten public offering of approximately 4.1 million shares of our common stock. The offering included the exercise in full of the underwriter's option to purchase up to an additional 529,411 shares of our common stock.

During the six months ended June 30, 2016, we received gross proceeds of $349,000 before issuance cost of approximately $10,000 from the sale of approximately 186,000 shares of our common stock as part of an ATM agreement we entered into with Meyers Associates, L.P. in May 2015. We received total gross proceeds of $3.1 million before issuance costs of approximately $109,000 from the sale of 1.2 million shares of our common stock during 2015 and 2016. There were no sales under this agreement in 2017. The agreement was terminated in May 2017 in accordance with its terms without penalty.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of ASU 2017-09 to have a material impact on our consolidated financial statements and related disclosures because we do not anticipate any changes to our share-based payment plans.

In November 2016, the FASB issued Accounting Standards Update 2016-18 (ASU 2016-18), Restricted Cash. The standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The new guidance will be applied using a retrospective approach. As of June 30, 2017, we have $435,000 of restricted cash, and as such we do not expect the implementation of this standard to have a material effect on our financial statements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, an updated standard on revenue recognition. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. We will implement the new standard as of January 1, 2018 using the full retrospective approach, meaning we will restate each prior reporting period presented. We are performing a review of our revenue generated from significant product and service contracts with customers subject to ASU 2014-09, and we expect the implementation of this standard to have a material impact on our financial statements. While we are continuing to assess all potential impacts of this standard, we currently believe the most significant impact relates to our accounting for the $8.0 million upfront license fee payment under the PicoP® scanning technology license agreement we signed with Sony in March 2015. Under current guidance, we are recognizing the upfront license fee payment of $8.0 million on a straight-line basis over a period of eight years. Under the new guidance, we expect to recognize the entire $8.0 million upfront license fee payment in the first quarter of 2015, which will increase 2015 revenues by $7.2 million, and reduce reported 2016 revenues by $1.0 million and year-to-date 2017 revenues by $496,000. We currently expect no changes to the timing of our recognition of the ongoing per unit royalties; they will continue to be recognized one quarter in arrears when reported by our customers. We expect product revenue related to our component sales to remain substantially unchanged. We are currently evaluating the impact the adoption of this standard will have on our financial statements relating to the $24.0 million contract with a major technology company that was signed in April 2017 to develop an LBS system.

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

Overview

MicroVision, Inc. is a pioneer in LBS technology that we market under our brand name PicoP®. We have developed our proprietary PicoP® scanning technology that can be adopted by our customers to create high-resolution miniature projection and three-dimensional sensing and image capture solutions. PicoP® scanning technology is based on our patented expertise in micro-electrical mechanical systems (MEMS), laser diodes, opto-mechanics, and electronics and how those elements are packaged into a small, low power scanning engine that can display, interact and sense, depending on the needs of the application. For display, the engine can project a high-quality image on any surface (pico projection), a windshield (head-up display or HUD), or a retina (augmented reality or AR). For sensing, we use infrared (IR) lasers to capture three-dimensional data in the form of a point cloud. Interactivity uses the 3D sensing function and the display function to project an image with which the user can interact as one would use a touch screen.

In November 2016, we announced a growth strategy for 2017 and beyond that includes selling LBS engines to ODMs and OEMs in addition to our strategy of licensing LBS technology to licensees to offer their own solutions. We plan to offer three scanning engines to support a wide array of applications: a small form factor display engine for consumer products, an interactive display engine for smart Internet of Things (IoT) products, and a mid-range light detection and ranging (LiDAR) engine for autonomous machines, industrial products and robotics.

In March 2017, we received a $6.7 million order for our small form factor display engine from Ragentek Communication Technology Co., Limited (Ragentek), an Asian electronics device manufacturer. We have begun initial shipments of engines to Ragentek at the end of June 2017 to embed in its smartphone product. The smartphone is expected to begin selling in China in the third quarter of 2017 and later in other markets where the device manufacturer has existing distribution of its products.

In April 2017, MicroVision signed a contract with a major technology company to develop an LBS display system.  Under this agreement, we would develop a new generation of MEMS, ASICs and related firmware for a high resolution, LBS-based product that the technology company is planning to produce.  We would receive up to $24.0 million, including $14.0 million in fees for development work that is expected to span 21 months and an upfront payment of $10.0 million, which payment has been received.  The development fees would be paid contingent on completion of milestones in 2017 and 2018. Upon successful completion of the development program, if the company decides to manufacture the product with the MicroVision display components, the $10.0 million upfront payment would be applied as a discount to future component purchases from us. If the contract is terminated by the technology company for our failure to meet milestones, the $10.0 million upfront payment is subject to repayment.

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

We generate revenue from many sources and activities. We enter into arrangements that can include various combinations of product and prototype sales, engineering and development services, and licensing activities. For multiple-element arrangements, we use a hierarchy to determine the contract consideration to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third party evidence of selling price (TPE), and (iii) best estimate of selling price. To date, our revenue sources can be classified as: product revenue, royalty revenue, or contract revenue.

Product revenue

Our product sales generally include acceptance provisions. We recognize product revenue upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. No estimates are made for product returns because revenue is recognized upon expiration of the contractual acceptance period.

Royalty revenue

Royalty revenue is revenue under license agreements to our PicoP® scanning technology. We recognize revenue on upfront license fees over the expected time frame that we provide services or have ongoing obligations under the agreement. Ongoing per unit royalties are recognized when reported by our customer to us on a quarterly basis. Currently, we recognize revenue for ongoing per unit royalties one quarter in arrears when reported by our customer, representing when such amounts are fixed and determinable, and all other revenue recognition criteria are met. Refer to Note 9 of our condensed consolidated financial statements for the expected future impact of updated FASB accounting guidance.

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

Recognized revenues are subject to amendments for actual costs incurred. Amendments to revenue and costs-to-complete estimates are recognized in the period in which the facts become known. In the future, amendments to estimates could significantly impact recognized revenue in any one reporting period. If we are unable to estimate costs on a contract, revenue is recognized using the completed-contract method. Under the completed-contract method, revenue and contract costs are deferred and both are recognized when all deliverables are completed. Refer to Note 9 of our condensed consolidated financial statements for the expected future impact of updated FASB accounting guidance.

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

Results of operations

Product revenue
(in thousands)	2017	2016	$ change	% change
Three Months Ended June 30,	$-	$3,530	$(3,530)	(100.0)
Six Months Ended June 30,	$-	$6,685	$(6,685)	(100.0)

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

In March 2017, we received a $6.7 million order for small form factor display engines from Ragentek. The backlog of product orders at June 30, 2017 was approximately $6.7 million compared to $5.3 million at June 30, 2016. The product backlog is scheduled for delivery during the next twelve months.

In April 2017, we signed a contract with a major technology company to develop an LBS display system.  The backlog of product orders at June 30, 2017 does not include any portion of the upfront payment from the April 2017 contract.

Royalty revenue
(in thousands)	2017	2016	$ change	% change
Three Months Ended June 30,	$346	$609	$(263)	(43.2)
Six Months Ended June 30,	$881	$1,151	$(270)	(23.5)

Royalty revenue is revenue under license agreements to our PicoP® scanning technology. We recognize revenue on upfront license fees over the expected time frame that we provide services or have ongoing obligations under the agreement. Ongoing per unit royalties are reported by Sony and are recognized as revenue in the period in which the data becomes available to us.

During the three and six months ended June 30, 2017, we recognized $97,000 and $385,000, respectively, from ongoing per unit royalties and $249,000 and $496,000, respectively, from a prorated portion of the $8.0 million upfront payment. During the three and six months ended June 30, 2016, we recognized $360,000 and $653,000, respectively, from ongoing per unit royalties and $249,000 and $498,000, respectively, from a prorated portion of the $8.0 million upfront payment. Royalty revenue is lower during the three and six month ended June 30, 2017 due to lower sales by licensees.

At June 30, 2017, remaining unrecognized upfront license fees are included in current and long-term deferred revenues, amounting to $999,000 and $4.7 million, respectively. At December 31, 2016, unrecognized upfront license fees are included in current and long-term deferred revenues, amounting to $999,000 and $5.1 million, respectively. Refer to Note 9 of our condensed consolidated financial statements for the expected future impact of updated FASB accounting guidance.

Contract revenue

(in thousands)	2017	2016	$ change	% change
Three Months Ended June 30,	$1,107	$16	$1,091	6,818.8
Six Months Ended June 30,	$1,364	$20	$1,344	6,720.0

Contract revenue includes revenue from performance on development contracts and the sale of prototype units and evaluation kits based on our PicoP® scanning engine. Our contract revenue in a particular period is dependent upon when we enter into a contract, the value of the contracts we have entered into, and the availability of technical resources to perform work on the contracts. We recognize contract revenue on long-term, cost plus fixed fee, and fixed price contracts using the percentage-of-completion method. If we are unable to estimate costs on a contract, revenue is recognized using the completed-contract method. Under the completed-contract method, revenue and contract costs are deferred and both are recognized when all deliverables are completed.

In April 2017, we signed a contract with a major technology company to develop an LBS display system.  Under the terms of this agreement, we may receive $14.0 million in fees for development work contingent on completion of milestones. We are recognizing revenue on the $14.0 million in development fees under the percentage-of-completion method of accounting. During the three and six months ended June 30, 2017, we have recognized $761,000 of contract revenue from development fees on this agreement.

The increase in contract revenue during the three and six months ended June 30, 2017 compared to the same periods in 2016 was attributed to increased contract activity. Our contract backlog, including orders for prototype units and evaluation kits, at June 30, 2017 and 2016 was approximately $14.8 million and $45,000, respectively. The April 2017 development contract represents $13.2 million of the contract backlog and is scheduled for completion during the fourth quarter of 2018.

Cost of product revenue
		% of		% of
		product		product
(in thousands)	2017	revenue	2016	revenue	$ change	% change
Three Months Ended June 30,	$135	N/A	$2,587	73.3	$(2,452)	(94.8)
Six Months Ended June 30,	$348	N/A	$5,175	77.4	$(4,827)	(93.3)

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

Cost of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of manufacturing overhead expense and the volume of direct material purchased. Cost of product revenue was lower during the three and six months ended June 30, 2017 compared to the same periods in 2016 due to lower shipments.

During the three and six months ended June 30, 2017, we expensed approximately $155,000 and $400,000, respectively, of manufacturing overhead associated with production capacity in excess of production requirements compared to $183,000 and $411,000, respectively, during the same periods in 2016. Additionally, during the three and six months ended June 30, 2017, we recorded a provision for scrap of $21,000 and $21,000, respectively, compared to $49,000 and $171,000, respectively, during the same periods in 2016.

Cost of contract revenue

		% of		% of
		contract		contract
(in thousands)	2017	revenue	2016	revenue	$ change	% change
Three Months Ended June 30,	$810	73.2	$5	31.3	$805	16,100.0
Six Months Ended June 30,	$1,135	83.2	$6	30.0	$1,129	18,816.7

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

The increase during the three and six months ended June 30, 2017 was primarily attributed to direct and indirect costs incurred related to the April 2017 development contract.

Research and development expense
(in thousands)	2017	2016	$ change	% change
Three Months Ended June 30,	$3,672	$2,879	$793	27.5
Six Months Ended June 30,	$6,990	$5,476	$1,514	27.6

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

The increase in research and development expense during the three and six months ended June 30, 2017 compared to the same periods in 2016 was attributable to higher costs related to subcontractors and increased headcount and personnel-related compensation and benefits expenses related to our LBS engine development.

Sales, marketing, general and administrative expense
(in thousands)	2017	2016	$ change	% change
Three Months Ended June 30,	$2,325	$2,171	$154	7.1
Six Months Ended June 30,	$4,905	$4,239	$666	15.7

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense during the three months ended June 30, 2017 compared to the same period in 2016 was attributed to the higher expenses related to subcontractors and consultants. The increase during the six months ended June 30, 2017 compared to the same period in 2016 was attributed to higher legal fees related to commercial contracts, higher expenses related to subcontractors and consultants, and higher travel-related expenses.

Liquidity and capital resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At June 30, 2017, we had $17.7 million in cash and cash equivalents.

Based on our current operating plan that includes expected proceeds from a development contract signed in April 2017 with a major technology company, we anticipate that we have sufficient cash and cash equivalents to fund our operations through December 2017. Our receipt of proceeds under our April 2017 development contract is subject to our completion of certain milestones, and we can provide no assurance that such milestones will be completed. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing investments in our production capacities, research and development projects, staff, operating costs, and capital expenditures.

These factors raise substantial doubt regarding our ability to continue as a going concern. Our unaudited consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating activities

Cash used in operating activities totaled $2.2 million during the six months ended June 30, 2017 compared to cash used in operating activities of $7.1 million during the same period in 2016. The change in cash flows from operating activities is primarily attributable to the $10.0 million upfront payment we received from the April 2017 development contract which was offset by higher net loss from operations and an increase in inventory to support our growth strategy selling LBS engines.

Investing activities

During the six months ended June 30, 2017 and 2016, net cash used in investing activities was $2.0 million and $193,000, respectively, are primarily attributed to capital expenditures in manufacturing and production equipment.

Financing activities

During the six months ended June 30, 2017 and 2016, net cash provided by financing activities was $6.8 million and $6.6 million, respectively.

During the second quarter of 2017, we received $906,000 from the exercise of warrants to purchase 460,000 shares of common stock, which warrants were issued in connection with an earlier financing transactions.

In May 2017, we entered into an ATM agreement with IFS Securities (DBA Brinson Patrick). As of June 30, 2017 we received gross proceeds of $3.7 million before issuance costs of approximately $125,000 from the sale of approximately 1.7 million shares of our common stock. The agreement was terminated in June 2017 at our election without penalty.

During the three months ended June 30, 2017, we received proceeds of $2.2 million from the sale of 1.2 million shares of our common stock as part of the Common Stock Purchase agreement we entered into with Lincoln Park in September 2016. As of June 30, 2017, $12.8 million in shares of our common stock remain available for sale under our Common Stock Purchase Agreement.

In March 2016, we raised approximately $6.9 million before issuance costs of approximately $650,000 through an underwritten public offering of approximately 4.1 million shares of our common stock.

During the six months ended June 30, 2016, we received gross proceeds of $349,000 before issuance cost of approximately $10,000 from the sale of approximately 186,000 shares of our common stock as part of an ATM agreement we entered into with Meyers Associates, L.P. in May 2015. We received total gross proceeds of $3.1 million before issuance costs of approximately $109,000 from the sale of 1.2 million shares of our common stock during 2015 and 2016. There were no sales under this agreement in 2017. The agreement was terminated in May 2017 in accordance with its term without penalty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and market liquidity risk

As of June 30, 2017, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risk is not material.

Our investment policy generally directs that the investment manager should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of June 30, 2017, we had $17.7 million in cash and cash equivalents, which are comprised of operating checking accounts and short-term, highly rated money market savings accounts.

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

  As of June 30, 2017, we had an accumulated deficit of $511.0 million.
  We incurred consolidated net losses of $499.8 million from inception through 2016, and a net loss of $11.1 million during the six months ended June 30, 2017.

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

Based on our current operating plan that includes expected proceeds from a development contract signed in April 2017 with a major technology company, we anticipate that we have sufficient cash and cash equivalents to fund our operations through December 2017. Our receipt of proceeds under our April 2017 development contract is subject to our completion of certain milestones, and we can provide no assurance that such milestones will be completed. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities.

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

We are introducing new technology and products into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the commercial success of our LBS engines, the rate at which ODMs and OEMs introduce products incorporating our PicoP® scanning technology and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if we fail to meet milestones for future payments or have to repay amounts already received under our April 2017 development contract, if the mix of revenues and the associated margins varies from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components, products and systems, and equipment manufacturers that may require additional investments by us.

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

For the six months ended June 30, 2017, one commercial customer accounted for $973,000 in revenue, representing 43% of our total revenue, and a second commercial customer accounted for $880,000 in revenue, representing 39% of our total revenue. For the six months ended June 30, 2016, one commercial customer accounted for $6.8 million in revenue, representing 87% of our total revenue, and a second commercial customer accounted for $859,000 in revenue, representing 11% of our total revenue. Our customers take time to obtain, and the loss of a significant customer could negatively affect our revenue. Our quarterly operating results may vary significantly based upon:

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

Our backlog under open orders and agreements totaled $21.5 million as of June 30, 2017. We or our customers may be unable to meet the performance requirements and obligations under open orders or agreements, including performance specifications, milestones or delivery dates, required by such purchase orders or agreements. Furthermore, our customers may be unable or unwilling to perform their obligations thereunder on a timely basis, or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals. To the extent we are unable to perform under such purchase orders or agreements or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

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

On July 27, 2017, the closing price of our common stock was $2.27 per share.

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

Intellectual property protection for our products, processes and technology is important and uncertain. If we do not obtain effective intellectual property protection for our products, processes and technology, we may be subject to increased competition. Our commercial success will depend, in part, on our ability, to maintain the proprietary nature of our PicoP® scanning technology and other key technologies by securing valid and enforceable patents and effectively maintaining unpatented technology as trade secrets.

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

MICROVISION, INC.
Date: August 3, 2017	By:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 3, 2017	By:	/s/ Stephen P. Holt
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