Form 10-Q
period 2017-09-30
MICROVISION, INC.
filed 2017-11-02
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the registrant's common stock outstanding as of October 27, 2017 was 78,594,000.

PART I

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$25,303	$15,139
Accounts receivable, net of allowances of $26 and $26, respectively	240	245
Inventory	4,253	1,233
Other current assets	3,192	731
Total current assets	32,988	17,348

Property and equipment, net	3,200	1,537
Restricted cash	435	435
Intangible assets, net	631	718
Other assets	50	68
Total assets	$37,304	$20,106

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$3,858	$2,195
Accrued liabilities	3,995	3,704
Deferred revenue	999	999
Billings on uncompleted contracts in excess of related costs	1,453	168
Other current liabilities	10,034	178
Total current liabilities	20,339	7,244

Deferred revenue, net of current portion	4,402	5,150
Deferred rent, net of current portion	59	185
Other long-term liabilities	27	53
Total liabilities	24,827	12,632

Commitments and contingencies (Note 7)

Shareholders' equity
Preferred stock, par value $0.001; 25,000 shares authorized; zero and
zero shares issued and outstanding	-	-
Common stock, par value $0.001; 100,000 shares authorized; 78,594 and
68,093 shares issued and outstanding	79	68
Additional paid-in capital	528,623	507,249
Accumulated deficit	(516,225)	(499,843)
Total shareholders' equity	12,477	7,474
Total liabilities and shareholders' equity	$37,304	$20,106

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Product revenue	$2,298	$3,617	$2,298	$10,302
Royalty revenue	359	331	1,240	1,482
Contract revenue	3,429	52	4,793	72
Total revenue	6,086	4,000	8,331	11,856

Cost of product revenue	3,224	2,767	3,572	7,942
Cost of contract revenue	2,619	26	3,754	32
Total cost of revenue	5,843	2,793	7,326	7,974

Gross profit	243	1,207	1,005	3,882

Research and development expense	3,427	3,053	10,417	8,529
Sales, marketing, general and administrative expense	2,062	2,231	6,967	6,470
Total operating expenses	5,489	5,284	17,384	14,999

Loss from operations	(5,246)	(4,077)	(16,379)	(11,117)

Other income (expense), net	5	7	(3)	15

Net loss	$(5,241)	$(4,070)	$(16,382)	$(11,102)

Net loss per share - basic and diluted	$(0.07)	$(0.08)	$(0.23)	$(0.22)

Weighted-average shares outstanding - basic and diluted	74,922	52,111	70,828	50,421

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(16,382)	$(11,102)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation	679	602
Amortization of intangible assets	87	95
Share-based compensation expense	1,027	980
Inventory write-downs	202	187
Other non-cash adjustments	(47)	47

Change in:
Accounts receivable, net	5	(134)
Inventory	(3,222)	(577)
Other current and non-current assets	(2,434)	177
Accounts payable	1,769	(145)
Accrued liabilities	102	(277)
Deferred revenue	(748)	(685)
Billings on uncompleted contracts in excess of related costs	1,285	-
Other currrent liabilities	9,856	(26)
Other long-term liabilities	(26)	-
Net cash used in operating activities	(7,847)	(10,858)

Cash flows from investing activities
Purchases of property and equipment	(2,448)	(282)
Net cash used in investing activities	(2,448)	(282)

Cash flows from financing activities
Net proceeds from issuance of common stock and warrants	20,459	9,055
Net cash provided by financing activities	20,459	9,055

Change in cash and cash equivalents	10,164	(2,085)
Cash and cash equivalents at beginning of period	15,139	7,888
Cash and cash equivalents at end of period	$25,303	$5,803

Supplemental schedule of non-cash investing and financing activities
Non-cash additions to property and equipment	$245	$276

Issuance of common stock for commitment fee	$-	$721

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. MANAGEMENT'S STATEMENT

The Condensed Consolidated Balance Sheets as of September 30, 2017, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, have been prepared by MicroVision, Inc. ("we" or "our") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at September 30, 2017 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (SEC). The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. At September 30, 2017, we had $25.3 million in cash and cash equivalents.

Based on our current operating plan that includes expected proceeds from a development contract signed in April 2017 with a major technology company, we anticipate that we have sufficient cash and cash equivalents to fund our operations into at least the third quarter of 2018. Our receipt of proceeds under our April 2017 development contract is subject to our completion of certain milestones, and we can provide no assurance that such milestones will be completed. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing investments in our production capacities, research and development projects, staff, operating costs, and capital expenditures.

We are introducing new technology and products into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the commercial success of our laser beam scanning (LBS) engines, the rate at which original design manufacturers (ODMs) or original equipment manufacturers (OEMs) introduce products incorporating our PicoP® scanning technology and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if we fail to meet milestones for future payments or have to repay amounts already received under our April 2017 development contract (refer to Note 3), if the mix of revenues and the associated margins vary from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components and systems and equipment manufacturers that may require additional investments by us.

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

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net loss available for common shareholders - basic and diluted	$(5,241)	$(4,070)	$(16,382)	$(11,102)

Denominator:
Weighted-average common shares outstanding - basic and diluted	74,922	52,111	70,828	50,421

Net loss per share - basic and diluted	$(0.07)	$(0.08)	$(0.23)	$(0.22)

For the three and nine months ended September 30, 2017 and 2016, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive: options outstanding and warrants exercisable into a total of 7,219,000 and 9,126,000 shares of common stock, respectively, and 60,000 and 60,000 nonvested restricted stock units, respectively.

3. LONG-TERM CONTRACTS

In April 2017, we signed a contract with a major technology company to develop an LBS display system.  Under this agreement, we are working to develop a new generation of MEMS, ASICs and related firmware for a high resolution, LBS-based product that the technology company is planning to produce.  We may receive up to $24.0 million, including $14.0 million in fees for development work that is expected to span through the first quarter of 2019 and an upfront payment of $10.0 million, which payment has been received.  Our receipt of the development fees is contingent on completion of milestones in 2017 and 2018. As of September 30, 2017, we have received $4.0 million in fees for development work and our balance sheet includes $1.4 million of billings in excess of costs incurred on this contract. Upon successful completion of the development program, if the major technology company decides to manufacture the product with the MicroVision display components, the $10.0 million upfront payment would be applied as a discount to future component purchases from us. If the contract is terminated by the technology company for our failure to meet milestones, the $10.0 million upfront payment is subject to repayment. We are recognizing revenue on the $14.0 million in development fees under the percentage-of-completion method of accounting. For the three and nine months ended September 30, 2017, we have recognized $1.8 million and $2.6 million, respectively, of contract revenue from development fees on this agreement. We have an amount equal to the $10.0 million upfront payment classified as an other current liability on the balance sheet.

4. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND SUPPLIERS

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of September 30, 2017, our cash and cash equivalents are comprised of operating checking accounts and short-term, highly rated money market savings accounts.

Concentration of major customers and suppliers

For the three and nine months ended September 30, 2017, one commercial customer accounted for $2.7 million and $3.7 million in revenue, representing 44% and 44% of our total revenue, respectively. A second commercial customer accounted for $2.3 million and $2.3 million in revenue, representing 38% and 28% of our total revenue for the three and nine months ended September 30, 2017, respectively. Additionally, a third commercial customer accounted for $359,000 and $1.2 million in revenue, representing 6% and 15% of our total revenue for the three and nine months ended September 30, 2017, respectively.

For the three and nine months ended September 30, 2016, one commercial customer accounted for $3.9 million and $10.8 million in revenue, representing 99% and 91% of our total revenue, respectively.

At September 30, 2017, one commercial customer accounted for $182,000, or 76% of our net accounts receivable balance, and a second commercial customer accounted for $36,000, or 15% of our net accounts receivable balance.

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

5. INVENTORY

Inventory consists of the following:

	September 30,	December 31,
(in thousands)	2017	2016
Raw materials	$1,248	$999
Finished goods	3,005	234
	$4,253	$1,233

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

We have made significant advance payments to our contract manufacturer that will be applied against future inventory purchases. As of September 30, 2017, these advance payments totaled $1.7 million and are classified within other current assets on the balance sheet.

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

The following table summarizes the amount of share-based compensation expense by line item in the statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Cost of product revenue	$14	$9	$33	$29
Research and development expense	131	98	394	283
Sales, marketing, general and administrative expense	179	199	600	668
	$324	$306	$1,027	$980

Options activity and positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2017:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding as of September 30, 2017	5,246,000	$2.93	7.5	$3,885,000

Exercisable as of September 30, 2017	2,514,000	$3.97	6.0	$1,498,000

As of September 30, 2017, our unamortized share-based employee compensation related to stock options was $2.9 million which we plan to amortize over the next 2.7 years, and our unamortized share-based compensation related to RSUs was $82,000 which we plan to amortize over the next 8 months.

7. COMMITMENTS AND CONTINGENCIES

Lease commitments

We lease our office space and certain equipment under noncancelable capital and operating leases with initial or remaining terms in excess of one year.

In July 2017, we entered into a 65 month facility lease amendment on 31,142 square feet of combined use office, laboratory and manufacturing space at our headquarters facility in Redmond, Washington. The lease commences in October 2017 and includes 7,225 square feet expansion space on our existing premise of 23,917 square feet. The lease agreement includes extension and rent escalation provisions over the term of the lease. Our 65 month lease expires in March 2023.

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

Purchase commitments

At September 30, 2017, we had $7.4 million in open purchase obligations that represent commitments to purchase inventory, materials, capital equipment, and other goods used in the normal operation of our business.

Adverse purchase commitments

As of September 30, 2017 and December 31, 2016, we had $500,000 accrued for commitments to purchase materials for the discontinued SHOWWXTM pico projector that were in excess of estimated future proceeds from sales of that product.

8. COMMON STOCK AND WARRANTS

In August 2017, we raised approximately $11.5 million before issuance costs of approximately $1.1 million through an underwritten public offering of 5.5 million shares of our common stock.

In August 2017, we raised approximately $3.2 million before issuance costs of approximately $23,000 through a private placement of 1.5 million shares of our common stock.

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

In June 2017, we received proceeds of $2.2 million from the sale of 1.2 million shares of our common stock as part of the Common Stock Purchase agreement we entered into with Lincoln Park Capital Fund, LLC (Lincoln Park) in September 2016. The agreement was terminated in August 2017 at our election without penalty.

In March 2016, we raised approximately $6.9 million before issuance costs of approximately $650,000 through an underwritten public offering of approximately 4.1 million shares of our common stock.

During the nine months ended September 30, 2016, we received gross proceeds of $845,000 from the sale of approximately 498,000 shares of our common stock as part of an ATM agreement we entered into with Meyers Associates, L.P. in May 2015. There were no sales under this agreement in 2017. The agreement was terminated in May 2017 in accordance with its terms without penalty.

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

In November 2016, the FASB issued Accounting Standards Update 2016-18 (ASU 2016-18), Restricted Cash. The standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The new guidance will be applied using a retrospective approach. As of September 30, 2017, we have $435,000 of restricted cash, and as such we do not expect the implementation of this standard to have a material effect on our financial statements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, an updated standard on revenue recognition. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. We will implement the new standard as of January 1, 2018 using the full retrospective approach, meaning we will restate each prior reporting period presented. We are performing a review of our revenue generated from significant product and service contracts with customers subject to ASU 2014-09, and we expect the implementation of this standard to have a material impact on our financial statements. While we are continuing to assess all potential impacts of this standard, we currently believe one significant impact will relate to our accounting for the $8.0 million upfront license fee payment under the PicoP® scanning technology license agreement we signed with Sony in March 2015. Under current guidance, we are recognizing the upfront license fee payment of $8.0 million on a straight-line basis over a period of eight years. Under the new guidance, we expect to recognize the entire $8.0 million upfront license fee payment in the first quarter of 2015, which will increase 2015 revenues by $7.2 million, and reduce reported 2016 revenues by $1.0 million and year-to-date 2017 revenues by $747,000. We currently expect no changes to the timing of our recognition of the ongoing per unit royalties; they will continue to be recognized one quarter in arrears when reported by our customers. We expect product revenue related to our component sales to remain substantially unchanged. We are currently evaluating the impact the adoption of this standard will have on our financial statements relating to the $24.0 million contract with a major technology company that was signed in April 2017 to develop an LBS system.

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

In March 2017, we received a $6.7 million order for our small form factor display engine from Ragentek Communication Technology Co., Limited (Ragentek), an Asian electronics device manufacturer. Initial shipments of engines to Ragentek began at the end of June 2017 to embed in its smartphone product. Ragentek launched their smartphone during the third quarter of 2017.

In April 2017, MicroVision signed a contract with a major technology company to develop an LBS display system.  Under this agreement, we would develop a new generation of MEMS, ASICs and related firmware for a high resolution, LBS-based product that the technology company is planning to produce.  We would receive up to $24.0 million, including $14.0 million in fees for development work that is expected to span through the first quarter of 2019 and an upfront payment of $10.0 million, which payment has been received.  The development fees would be paid contingent on completion of milestones in 2017 and 2018. Upon successful completion of the development program, if the company decides to manufacture the product with the MicroVision display components, the $10.0 million upfront payment would be applied as a discount to future component purchases from us. If the contract is terminated by the technology company for our failure to meet milestones, the $10.0 million upfront payment is subject to repayment.

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

Results of operations

Product revenue
(in thousands)	2017	2016	$ change	% change
Three Months Ended September 30,	$2,298	$3,617	$(1,319)	(36.5)
Nine Months Ended September 30,	$2,298	$10,302	$(8,004)	(77.7)

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

During the fourth quarter of 2016, we completed delivery of all outstanding orders from Sony for key components to be integrated into display modules it manufactures and sells. Product revenue is lower during the three and nine months ended September 30, 2017 compared to the same periods in 2016 due to no component sales and is partially offset by the initial shipments of our engines.

In March 2017, we received a $6.7 million order for small form factor display engines from Ragentek. The backlog of product orders at September 30, 2017 was approximately $4.3 million compared to $1.4 million at September 30, 2016. The product backlog is scheduled for delivery during the next twelve months.

In April 2017, we signed a contract with a major technology company to develop an LBS display system.  The backlog of product orders at September 30, 2017 does not include any portion of the upfront payment from the April 2017 contract.

Royalty revenue
(in thousands)	2017	2016	$ change	% change
Three Months Ended September 30,	$359	$331	$28	8.5
Nine Months Ended September 30,	$1,240	$1,482	$(242)	(16.3)

Royalty revenue is revenue under license agreements to our PicoP® scanning technology. We recognize revenue on upfront license fees over the expected time frame that we provide services or have ongoing obligations under the agreement. Ongoing per unit royalties are reported by Sony and are recognized as revenue in the period in which the data becomes available to us.

During the three and nine months ended September 30, 2017, we recognized $107,000 and $493,000, respectively, from ongoing per unit royalties and $252,000 and $747,000, respectively, from a prorated portion of the $8.0 million upfront payment. During the three and nine months ended September 30, 2016, we recognized $79,000 and $732,000, respectively, from ongoing per unit royalties and $252,000 and $750,000, respectively, from a prorated portion of the $8.0 million upfront payment. Royalty revenue is lower during the three and nine month ended September 30, 2017 due to lower sales by licensees.

At September 30, 2017, remaining unrecognized upfront license fees are included in current and long-term deferred revenues, amounting to $999,000 and $4.4 million, respectively. At December 31, 2016, unrecognized upfront license fees are included in current and long-term deferred revenues, amounting to $999,000 and $5.1 million, respectively. Refer to Note 9 of our condensed consolidated financial statements for the expected future impact of updated FASB accounting guidance.

Contract revenue
(in thousands)	2017	2016	$ change	% change
Three Months Ended September 30,	$3,429	$52	$3,377	6,494.2
Nine Months Ended September 30,	$4,793	$72	$4,721	6,556.9

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

In April 2017, we signed a contract with a major technology company to develop an LBS display system.  Under the terms of this agreement, we may receive $14.0 million in fees for development work contingent on completion of milestones. As of September 30, 2017, we have received $4.0 million in fees for development work. We are recognizing revenue on the $14.0 million in development fees under the percentage-of-completion method of accounting. During the three and nine months ended September 30, 2017, we have recognized $1.8 million and $2.6 million, respectively, of contract revenue from development fees on this agreement.

The increase in contract revenue during the three and nine months ended September 30, 2017 compared to the same periods in 2016 was attributed to increased contract activity. Our contract backlog, including orders for prototype units and evaluation kits, at September 30, 2017 and 2016 was approximately $11.5 million and $931,000, respectively. The April 2017 development contract represents $11.4 million of the contract backlog and is scheduled for completion during the first quarter of 2019. Refer to Note 9 of our condensed consolidated financial statements for the expected future impact of updated FASB accounting guidance.

Cost of product revenue
		% of		% of
		product		product
(in thousands)	2017	revenue	2016	revenue	$ change	% change
Three Months Ended September 30,	$3,224	140.3	$2,767	76.5	$457	16.5
Nine Months Ended September 30,	$3,572	155.4	$7,942	77.1	$(4,370)	(55.0)

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

Cost of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of manufacturing overhead expense and the volume of direct material purchased. Cost of product revenue was higher during the three months ended September 30, 2017 compared to the same period in 2016 due to increased costs from low yields as we started production of LBS engines and an adjustment to the net realizable value of finished goods in inventory. Cost of product revenue was lower during the nine months ended September 30, 2017 compared to the same period in 2016 due to lower shipments.

During the three and nine months ended September 30, 2017, we expensed approximately $34,000 and $434,000, respectively, of manufacturing overhead associated with production capacity in excess of production requirements compared to $245,000 and $656,000, respectively, during the same periods in 2016. Additionally, during the three and nine months ended September 30, 2017, we recorded a provision for scrap of $165,000 and $202,000, respectively, compared to $16,000 and $187,000, respectively, during the same periods in 2016.

Cost of contract revenue
		% of		% of
		contract		contract
(in thousands)	2017	revenue	2016	revenue	$ change	% change
Three Months Ended September 30,	$2,619	76.4	$26	50.0	$2,593	9,973.1
Nine Months Ended September 30,	$3,754	78.3	$32	44.4	$3,722	11,631.3

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

The increase during the three and nine months ended September 30, 2017 was primarily attributed to direct and indirect costs incurred related to the April 2017 development contract.

Research and development expense
(in thousands)	2017	2016	$ change	% change
Three Months Ended September 30,	$3,427	$3,053	$374	12.3
Nine Months Ended September 30,	$10,417	$8,529	$1,888	22.1

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

The increase in research and development expense during the three and nine months ended September 30, 2017 compared to the same periods in 2016 was attributable to higher costs related to subcontractors and increased headcount and personnel-related compensation and benefits expenses related to our LBS engine development.

Sales, marketing, general and administrative expense
(in thousands)	2017	2016	$ change	% change
Three Months Ended September 30,	$2,062	$2,231	$(169)	(7.6)
Nine Months Ended September 30,	$6,967	$6,470	$497	7.7

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The decrease in sales, marketing, general and administrative expense during the three months ended September 30, 2017 compared to the same period in 2016 was attributed to lower professional fees. The increase during the nine months ended September 30, 2017 compared to the same period in 2016 was attributed to higher legal fees related to commercial contracts, higher expenses related to subcontractors and consultants, and higher travel-related expenses.

Liquidity and capital resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At September 30, 2017, we had $25.3 million in cash and cash equivalents.

Based on our current operating plan that includes expected proceeds from a development contract signed in April 2017 with a major technology company, we anticipate that we have sufficient cash and cash equivalents to fund our operations into at least the third quarter of 2018. Our receipt of proceeds under our April 2017 development contract is subject to our completion of certain milestones, and we can provide no assurance that such milestones will be completed. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing investments in our production capacities, research and development projects, staff, operating costs, and capital expenditures.

These factors raise substantial doubt regarding our ability to continue as a going concern. Our unaudited consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating activities

Cash used in operating activities totaled $7.8 million during the nine months ended September 30, 2017 compared to cash used in operating activities of $10.9 million during the same period in 2016. The change in cash flows from operating activities was primarily attributable to the higher net loss from operations and an increase in inventory to support our growth strategy selling LBS engines. For the nine months ended September 30, 2017, this was offset by the $10.0 million upfront payment we received from the April 2017 development contract.

Investing activities

During the nine months ended September 30, 2017 and 2016, net cash used in investing activities was $2.4 million and $282,000, respectively, are primarily attributed to capital expenditures in manufacturing and production equipment.

Financing activities

During the nine months ended September 30, 2017 and 2016, net cash provided by financing activities was $20.5 million and $9.1 million, respectively.

In August 2017, we raised approximately $11.5 million before issuance costs of approximately $1.1 million through an underwritten public offering of 5.5 million shares of our common stock.

In August 2017, we raised approximately $3.2 million before issuance costs of approximately $23,000 through a private placement of 1.5 million shares of our common stock.

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

In June 2017, we received proceeds of $2.2 million from the sale of 1.2 million shares of our common stock as part of the Common Stock Purchase agreement we entered into with Lincoln Park in September 2016. The agreement was terminated in August 2017 at our election without penalty.

In March 2016, we raised approximately $6.9 million before issuance costs of approximately $650,000 through an underwritten public offering of approximately 4.1 million shares of our common stock.

During the nine months ended September 30, 2016, we received gross proceeds of $845,000 from the sale of approximately 498,000 shares of our common stock as part of an ATM agreement we entered into with Meyers Associates, L.P. in May 2015. There were no sales under this agreement in 2017. The agreement was terminated in May 2017 in accordance with its term without penalty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and market liquidity risk

As of September 30, 2017, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risk is not material.

Our investment policy generally directs that the investment manager should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of September 30, 2017, we had $25.3 million in cash and cash equivalents, which are comprised of operating checking accounts and short-term, highly rated money market savings accounts.

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

  As of September 30, 2017, we had an accumulated deficit of $516.2 million.
  We incurred consolidated net losses of $499.8 million from inception through 2016, and a net loss of $16.4 million during the nine months ended September 30, 2017.

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

Based on our current operating plan that includes expected proceeds from a development contract signed in April 2017 with a major technology company, we anticipate that we have sufficient cash and cash equivalents to fund our operations into at least the third quarter of 2018. Our receipt of proceeds under our April 2017 development contract is subject to our completion of certain milestones, and we can provide no assurance that such milestones will be completed. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities.

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

For the nine months ended September 30, 2017, one commercial customer accounted for $3.7 million in revenue, representing 44% of our total revenue, a second commercial customer accounted for $2.3 million in revenue, representing 28% of our total revenue, and a third commercial customer accounted for $1.2 million in revenue, representing 15% of our total revenue. For the nine months ended September 30, 2016, one commercial customer accounted for $10.8 million in revenue, representing 91% of our total revenue. Our customers take time to obtain, and the loss of a significant customer could negatively affect our revenue. Our quarterly operating results may vary significantly based upon:

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

Our backlog under open orders and agreements totaled $15.8 million as of September 30, 2017. We or our customers may be unable to meet the performance requirements and obligations under open orders or agreements, including performance specifications, milestones or delivery dates, required by such purchase orders or agreements. Furthermore, our customers may be unable or unwilling to perform their obligations thereunder on a timely basis, or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals. To the extent we are unable to perform under such purchase orders or agreements or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

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

On October 27, 2017, the closing price of our common stock was $2.27 per share.

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

MICROVISION, INC.
Date: November 2, 2017	By:	/s/ Alexander Y. Tokman
Alexander Y. Tokman
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 2, 2017	By:	/s/ Stephen P. Holt
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