Form 10-K
period 2017-12-31
MICROVISION, INC.
filed 2018-02-23
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $151.8 million (based upon the closing price of $2.12 per share for the registrant's common stock as reported by the NASDAQ Global Market on that date).

The number of shares of the registrant's common stock outstanding as of February 20, 2018 was 78,613,000.

MICROVISION, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

TABLE OF CONTENTS

i

PART I.

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

ITEM 1. BUSINESS

Overview

MicroVision, Inc. is a pioneer in laser beam scanning (LBS) technology that we market under our brand name PicoP®. We have developed our proprietary PicoP® scanning technology that can be adopted by our customers to create high-resolution miniature projection and three-dimensional sensing and image capture solutions. PicoP® scanning technology is based on our patented expertise in micro-electrical mechanical systems (MEMS), laser diodes, opto-mechanics, and electronics and how those elements are packaged into a small form factor, low power scanning engine that can display, interact and sense, depending on the needs of the application. For display, the engine can project a high-quality image on any surface for use in pico projection and augmented or virtual reality. For sensing, we use infrared (IR) lasers to capture three-dimensional data in the form of a point cloud. Interactivity uses the 3D sensing function and the display function to project an image that the user could then interact with as one would a touch screen.

In November 2016, we announced our strategy for 2017 and beyond that includes selling LBS engines to original design manufacturers (ODMs) and original equipment manufacturers (OEMs.) We plan to offer three scanning engines to support a wide array of applications: a small form factor display engine for consumer products, an interactive scanning engine for smart Internet of Things (IoT) products, and a light detection and ranging (LiDAR) engine for consumer electronic applications. We also are developing LiDAR for automotive collision avoidance systems.

In addition to selling modules, we have licensed our patented PicoP® scanning technology to other companies for incorporation into their scanning engines for projection. We sell our licensees key components needed to produce their laser scanning engines and/or license our technology in exchange for a royalty fee for each scanning engine they sell. Companies to whom we license our PicoP® scanning technology are typically ODMs or OEMs who are in the business of making components or products ready for sale to end users. To date, we have primarily focused on the consumer electronics market, however, we believe that our LBS technology creates a platform that could support multiple applications and markets including medical, industrial and automotive.

While we are optimistic about our technology and the potential for future revenues, we have incurred substantial losses since inception and we expect to incur a significant loss during the fiscal year ending December 31, 2018.

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

Technology

Our patented PicoP® scanning technology combines a MEMS scanning mirror, laser diode light sources, electronics, and optics that are controlled using our proprietary system control algorithms. The bi-directional MEMS scanning mirror is a key component of our technology platform and is one of our core competencies. We also have patents for two mirror MEMS solutions. Our most recent MEMS design is a silicon device with a one-millimeter mirror at the center. This mirror is connected to small flexures that allow it to oscillate vertically and horizontally to generate an image pixel-by-pixel for use in sensing and display. Scanning engines with our technology can operate in three modes: display only, display and sensing combined, and sensing only. For applications that include a projected display, our PicoP® scanning technology creates a brilliant, full color, high-contrast, uniform image over the entire field-of-view from a small and thin engine with low power consumption. For 3D LiDAR scanning applications, our engine is small with high resolution, low power and low latency which are features that are important for such applications. We believe that our proprietary technology offers significant advantages over traditional display and 3D LiDAR sensing systems. Depending on the specific product application, these advantages may include:

  Ability to perform projection and three-dimensional sensing and image capture from a single device;
  Leveraging our custom MEMS and application-specific integrated circuits (ASICS) components across multiple engine types for economies of scale;
  Focus-free operation;
  HD resolution;
  Low power requirements to enable battery operated devices and applications;
  Small and thin engine size;
  High contrast ratio with true black;
  High-brightness, high-dynamic range, and brightness uniformity;
  Rich, saturated color reproduction;
  Short throw projection with multi-mode operation for table top and wall mode;
  3D LiDAR sensing as a touch interface or point cloud;
  Real-time interactive capture of moving targets; and
  Dynamic, programmable resolution and frame rate 3D scanning.

Business Strategy

Our business strategy is to commercialize our PicoP® scanning technology by enabling ODMs and OEMs to produce end-user products via three go-to-market paths:

  Design and sell LBS engines directly to ODMs and OEMs to incorporate inside their products;
  License our LBS technology and sell key components to ODMs and OEMs to create their own scanning engines; and
  License LBS technology to ODMs and OEMs who developed their own key components or subsystems.

By providing these options, we permit ODMs and OEMs to integrate and embed our technology across a broad range of display and 3D LiDAR sensing product applications in the way that best matches their technical capabilities and timelines for bringing their products to market.

The key elements of our business strategy include the following:

  Develop LBS modules that enable our customers to make products that end users find indispensable;
  Continue to improve the performance of our PicoP® scanning technology platform by advancing the key application attributes such as higher brightness for displays, lower power, smaller size, and greater accuracy and longer distances for 3D sensing;
  Develop machine learning algorithms that allow our 3D LiDAR sensing products to respond faster and more accurately to users and/or objects in the environment;
  Sell LBS engines to ODMs and OEMs;
  Provide engineering services to develop LBS engines for ODMs and OEMs who need custom engines;
  Develop supply chain able to supply customers with high quality LBS engines in quantities to support the consumer electronics market;
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

Markets for Our Technology

Our PicoP® scanning technology platform strategy is focused on addressing the following market segments:

  Pico projection;
  Interactive pico projection;
  3D LiDAR sensing for consumer electronics, automotive collision avoidance; and
  Augmented/Virtual Reality (AR/VR).

We see pico projection, interactive pico projection, 3D LiDAR sensing, and AR/VR as the most promising applications for our technology in the near to mid-term. We have concentrated on pico projection over the past several years and, in late 2016, we announced plans for other engine solutions for interactive pico projection and 3D LiDAR sensing. We also believe AR and VR eyewear displays can also benefit from our technology, and we are actively exploring these opportunities.

In pico projection, our goal is to enable a large screen viewing experience produced by a small projector for mobile devices such as smartphones, tablets and other consumer electronics products. The scanning display engine can either be embedded in the mobile device directly or in a small standalone companion product that is paired with the mobile device wirelessly or via a protocol such as HDMI. These potential products would allow users to watch digital videos, play games, and display images and other data onto a variety of surfaces, freeing users from the limitations of a small screen.

We have developed 3D LiDAR sensing capabilities in our LBS engine. This allows the LBS engine to sense what is in front of it and where that object is in space. If we project an image on a surface and use our 3D LiDAR sensing capability concurrently, we are able to create an LBS engine where a user can touch the projected image or interact with the image using gestures and it will react much like a touchscreen. We call this interactive display. We believe that interactive display can enable a whole new category of smart IoT products.

Additionally, we are working to bring to market 3D LiDAR sensors. The consumer 3D LiDAR sensor we are developing is a small sensor able to capture information about what is in front of the sensor with high accuracy and high fidelity. We see applications for this sensor in smart home and smart home security products and in commercial space management. We are also working on LiDAR modules for automotive collision avoidance systems.

Another application area for our PicoP® scanning technology that we are focused on is eyewear displays, also known as AR and VR. We have a long history with this application, and we believe the eyewear ecosystem has progressed to a point where we see future growth opportunities in this market.

Products and Services

In 2017, our revenue was derived from development contracts, from the sale of scanning display engines, and from license and royalty fees for PicoP® scanning technology.

In April 2017, we signed a contract with a major technology company to develop an LBS display system. Under this agreement, we would develop a new generation of MEMS, ASICs and related firmware for a high resolution, LBS-based product that the technology company is planning to produce. We would receive up to $24.0 million, including $14.0 million in fees for development work that is expected to span through the first quarter of 2019 and an upfront payment of $10.0 million, which payment has been received. As of December 31, 2017, we have received $4.0 million in fees for development work. The remaining development fees would be paid contingent on completion of milestones in 2018 and the first quarter of 2019. Upon successful completion of the development program, if the company decides to manufacture the product with the MicroVision display components, the $10.0 million upfront payment would be applied as a discount to future component purchases from us. If the contract is terminated by the technology company for our failure to meet milestones, the $10.0 million upfront payment is subject to repayment.

In 2017, we introduced a small form factor, high definition display engine for applications where form factor and flexibility of product design are required. In March 2017, we received a $6.7 million order for our small form factor display engine from Ragentek Communication Technology Co., Limited (Ragentek), an Asian electronics device manufacturer. Initial shipments of engines to Ragentek began at the end of June 2017 to embed in its smartphone product. Ragentek launched their smartphone during the third quarter of 2017. We had planned to recognize $4.3 million of product revenue during the fourth quarter of 2017 by completing the remainder of the order. The customer, however, requested a deferment in taking receipt of the remainder of the engines until 2018.

In addition to the small form factor display engine, we also plan to introduce an interactive display engine that integrates display and 3D LiDAR sensing to allow the user to interact with projected images and a consumer grade LiDAR engine for consumer electronics (smart home and smart home security) applications.

The key components and technology we offer for inclusion in an LBS engine are our MEMS, ASICs, optics, and software. Our licensees can purchase none, some, or all of the key components and license the technology we offer depending on their capability and desire to manufacture them and the terms of the licensing agreement.

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

Our research and development team is located in Redmond, Washington and as of December 31, 2017, was comprised of 81 engineering and technical staff in optics, computer vision, software engineering, electrical engineering, and MEMS design.

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

We currently have sales and business development representatives based in the United States and several parts of Asia, focused on business development in the Americas, Europe and Asia. Our sales and business development representatives are supported by a technical sales engineering team that assists customers during the "design win" and "design in" cycles. The technical sales engineering team operates from Redmond, Washington, Taiwan and Japan. Our marketing team is located in Redmond, Washington. We engage potential customers directly, participate in trade shows, maintain a website, and cooperate on co-marketing activities with key partners.

Manufacturing

Our products include scanning engines as well as components that are integral to a scanning engine. Our scanning engine products are manufactured by a contract manufacturer based on our proprietary design and incorporate our PicoP® scanning technology and include MEMS and ASICs that are produced to order by semiconductor foundries.

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

We hold some inventories of these components. Our contract manufacturers procure additional raw materials we do not own until the finished goods are completed by our contract manufacturer. Title to the products transfers from our contract manufacturers to us and then to our customers upon shipment from the manufacturer. If raw materials are unused, or the products are not sold within specified periods of time, we may incur carrying charges or obsolete material charges for component parts that our contract manufacturers purchased to build products to meet our forecasts or customer orders.

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

Competitive Conditions

The information display and 3D sensing industries are highly competitive. Potential products incorporating our PicoP® scanning technology, including any LBS engines we develop, will compete with manufacturers of established technologies, such as flat panel display devices, as well as companies developing new display and 3D LiDAR sensing technologies. Our competitors include companies such as Texas Instruments, Intel, Syndiant, Velodyne, Bosch, Quanargy, Innoluce, Opus, Mirrorcle, Maradin, Himax, Pioneer, Sony (LCOS) and others, some of which have much greater financial, technical and other resources than us. Many of our competitors are currently developing alternative miniature display and 3D LiDAR sensing technologies. Our competitors may succeed in developing innovative technologies and products that could render our technology or our proposed products commercially infeasible or technologically obsolete.

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

We believe our extensive patent portfolio is the largest, broadest, and earliest filed LBS technology portfolio and includes applications such as augmented reality, range finding, portable media devices, image capture, and projection applications. We have over 500 issued patents, pending patents and licensed patents worldwide.

Since our inception in 1993, we have acquired, either under license agreements or portfolio purchases, patents that grant us exclusive rights to various LBS technologies. From time to time some of these patents may expire, or we may decide to terminate a license agreement for a variety of reasons to better utilize resources expended to maintain intellectual property.

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

Employees

As of February 20, 2018, we had 113 full-time employees. None of our employees are represented by a labor union.

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

  As of December 31, 2017, we had an accumulated deficit of $524.1 million.
  We incurred consolidated net losses of $468.8 million from inception through 2014, $14.5 million in 2015, $16.5 million in 2016, and $24.2 million in 2017.

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

We cannot be certain that we will succeed in obtaining additional development revenue or commercializing our technology or products. In light of these factors, we expect to continue to incur significant losses and negative cash flow at least through 2018 and likely thereafter. We cannot be certain that we will achieve positive cash flow at any time in the future.

We will require additional capital to fund our operations and to implement our business plan. If we do not obtain additional capital, we may be required to curtail our operations substantially. Raising additional capital may dilute the value of current shareholders' shares.

Based on our current operating plan that includes expected proceeds from a development contract signed in April 2017 with a major technology company, we anticipate that we have sufficient cash and cash equivalents to fund our operations into the third quarter of 2018. Our receipt of proceeds under our April 2017 development contract is subject to our completion of certain milestones, and we can provide no assurance that such milestones will be completed. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities.

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

Additional capital may not be available to us or, if available, may not be available on terms acceptable to us or on a timely basis. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of our current shareholders' shares. If adequate capital resources are not available on a timely basis, we may consider limiting our operations substantially and we may be unable to continue as a going concern. This limitation of operations could include reducing investments in our production capacities or research and development projects, staff, operating costs, and capital expenditures which could jeopardize our ability to achieve our business goals or satisfy our customer requirements.

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

In 2017, one commercial customer accounted for $5.8 million in revenue, representing 53% of our total revenue, a second commercial customer accounted for $2.3 million in revenue, representing 21% of our total revenue, and a third commercial customer accounted for $1.6 million in revenue, representing 14% of our total revenue. In 2016, one commercial customer accounted for $13.5 million in revenue, representing 91% of our total revenue. In 2015, the same commercial customer accounted for $9.0 million in revenue, representing 98% of our total revenue. Our customers take time to obtain, and the loss of a significant customer could negatively affect our revenue. Our quarterly operating results may vary significantly based upon:

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

Our backlog under open orders and agreements totaled $13.6 million as of December 31, 2017. We or our customers may be unable to meet the performance requirements and obligations under open orders or agreements, including performance specifications, milestones or delivery dates, required by such purchase orders or agreements. Furthermore, our customers may be unable or unwilling to perform their obligations thereunder on a timely basis, or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals. To the extent we are unable to perform under such purchase orders or agreements or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

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

On February 20, 2018, the closing price of our common stock was $1.23 per share.

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

We protect our proprietary PicoP® scanning technology by seeking to obtain United States and foreign patents in our name, or licenses to third party patents, related to proprietary technology, inventions, and improvements that may be important to the development of our business. However, our patent position involves complex legal and factual questions. The standards that the United States Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In July 2017, we entered into a 65 month facility lease amendment on 31,142 square feet of combined use office, laboratory and manufacturing space at our headquarters facility in Redmond, Washington. The lease commenced in October 2017 and includes 7,225 square feet expansion space on our existing premise of 23,917 square feet. The lease agreement includes extension and rent escalation provisions over the term of the lease.

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

Perry M. Mulligan, age 60, has served as a director of the Company since January 2010 and Chief Executive Officer of the Company since November 2017. Mr. Mulligan has over 30 years of experience in operations and supply chain management. Mr. Mulligan was formerly Senior Vice President of Operations for Emulex Corporation where he oversaw Emulex operations, including IT, facilities, supplier management, test engineering and logistics from July 2013 to June 2015. Mr. Mulligan served as Senior Vice President, Operations for QLogic from October 2007 to June 2013, where he was responsible for all aspects of the manufacturing and delivery of products to the customer in addition to overall supply chain design and manufacturing strategy. Prior to QLogic, Mr. Mulligan was at Solectron from May 2004 to September 2007, where he held the position of Senior Vice President Supply Chain Management and Chief Procurement Officer and was responsible for establishing the overall materials and supply chain strategy. Mr. Mulligan brings extensive experience and knowledge in developing and setting up worldwide manufacturing and sourcing operations and overall supply chain strategy. Mr. Mulligan has an MBA from the University of Western Ontario.

Stephen P. Holt, age 55, joined MicroVision in April 2013 as Chief Financial Officer. Prior to MicroVision, from May 2007 to May 2012, he served as Chief Financial Officer of PixelOptics, where he played a lead role in bringing the company's first electronic focusing eyewear product to market. At this venture capital-backed start-up, Mr. Holt raised capital and negotiated strategic partner agreements to license technology in addition to implementing policies and procedures to create an infrastructure capable of supporting rapid growth while maintaining a strong internal control environment. From March 2006 to April 2007, he was the Chief Financial Officer of Interstate Distributors, a trucking and transportation services company. From December 2003 to March 2006, he was the Chief Financial Officer of a group of companies consisting of Activelight, Boxlight, Cinelight and Projector Wholesale Supply. These companies were value-added resellers and distributors of audio-visual and projection equipment. Mr. Holt, a Certified Management Accountant, holds a B.S. from California State University, Chico and an M.B.A. from Santa Clara University.

Sumit Sharma, age 44, was appointed Vice President of Product Engineering and Operations in February 2017, after serving as Vice President and Senior Director of Operations since September 2015. Prior to MicroVision, from April 2015 to September 2015, he was a Product Development and Operations consultant at BlueMadison Consulting. From November 2013 to March 2015, he was the Senior Director, Advanced Manufacturing Operations and Technology Development at Jawbone. From March 2011 to October 2013, he was the Head of Manufacturing Operations for project GLASS at Google. Mr. Sharma has extensive experience in optics, wearable technology, product development and qualification for automotive industry.  Mr. Sharma also has deep experience in global operations and developing strategic partnerships. A patent holder, Mr. Sharma received his baccalaureate degree in engineering from New Jersey Institute of Technology.

David J. Westgor, age 64, was appointed Vice President, General Counsel and Secretary in November 2013, after serving as General Counsel since December 2012 and Deputy General Counsel since June 2007. Before joining MicroVision, Mr. Westgor was Senior Counsel at Medtronic Physio-Control, where he had primary responsibility for the legal affairs of its medical and informatics business units. Mr. Westgor graduated from Loyola Law School and practiced in the Los Angeles office of Pillsbury Winthrop. He moved to the Seattle area to become in-house counsel at Advanced Radio Telecom, a broadband telecommunications company. Mr. Westgor holds a B.A. from St. Olaf College and an M.F.A. degree from the Art Institute of Chicago.

Dale E. Zimmerman, age 58, has served as Vice President of Research and Development since June 2012 and as Director of Systems Engineering from June 2011 to May 2012. Prior to MicroVision, from February 2006 to December 2008, he served as Vice President of Product Strategy of Silicon Image, a company specializing in high speed serial interface solutions for HDTV, PC and storage products. From 1996 to 2006, he served as General Manager of DLP TV for Texas Instruments, where he played an important role in launching the first conference room projectors, home theater projectors, and HDTVs. His teams have received many awards, including three Emmys and CES Innovation Best of Show. He holds both a B.S. and an M.S. degree in electrical and electronics engineering from Massachusetts Institute of Technology (MIT) and a second M.S. in electrical engineering from Stanford University.

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

As of February 20, 2018, there were approximately 114 holders of record of 78,613,000 shares of common stock outstanding. As many of our shares of common stock are held by brokerages and institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

The high and low sales prices of our common stock for each full quarterly period in the last two fiscal years and year to date as reported by The NASDAQ Global Market are as follows:

Quarter Ended	Common Stock
2016	HIGH	LOW
March 31, 2016	$3.08	$1.65
June 30, 2016	2.21	1.64
September 30, 2016	2.07	1.30
December 31, 2016	1.85	0.89

2017
March 31, 2017	$2.75	$1.15
June 30, 2017	2.94	1.74
September 30, 2017	3.25	2.00
December 31, 2017	2.88	1.36

January 1, 2018 to February 20, 2018	$1.85	$1.09

ITEM 6. SELECTED FINANCIAL DATA

A summary of selected financial data as of and for the five years ended December 31, 2017 is set forth below. It should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

(In thousands, except per share data)	Year Ended December 31,
Statement of Operations Data	2017	2016	2015	2014	2013
Revenue	$10,891	$14,761	$9,188	$3,485	$5,852
Net loss available for common shareholders	(24,243)	(16,472)	(14,542)	(18,120)	(13,178)
Basic and diluted net loss per share	(0.33)	(0.32)	(0.31)	(0.44)	(0.47)
Weighted-average shares outstanding basic and diluted	72,786	51,958	46,540	41,599	28,025
Balance Sheet Data
Cash and cash equivalents	$16,966	$15,139	$7,888	$8,349	$5,375
Working capital (deficit)	3,074	10,104	3,371	5,040	(3,878)
Total assets	29,697	20,106	14,042	11,945	8,447
Long-term liabilities	4,758	5,388	6,491	488	481
Total shareholders' equity (deficit)	4,866	7,474	(153)	6,872	(1,696)

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

In 2017, 60% of our revenue was generated from development contracts, 21% of our revenue was generated from product sales, 9% was generated from a prorated portion of the $8.0 million upfront payment we received under a 2015 license agreement with Sony for our PicoP® scanning technology, 5% was generated from performance on contracts for prototype units, and 5% was generated from ongoing per unit royalties. In 2017, one commercial customer accounted for $5.8 million in revenue, representing 53% of our total revenue, a second commercial customer accounted for $2.3 million in revenue, representing 21% of our total revenue, and a third commercial customer accounted for $1.6 million in revenue, representing 14% of our total revenue.

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

We have incurred substantial losses since inception and expect to incur a significant loss during the fiscal year ending December 31, 2018. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. There can be no assurance that additional capital will be available or that, if available, it will be available on terms acceptable to us on a timely basis. We cannot be certain that we will succeed in commercializing our technology or products. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Results of Operations

YEAR ENDED DECEMBER 31, 2017 COMPARED TO YEAR ENDED DECEMBER 31, 2016.

Product revenue
		% of		% of
		total		total
	2017	revenue	2016	revenue	$ change	% change
(In thousands)
Product revenue	$2,300	21.1	$12,849	87.0	$(10,549)	(82.1)

Product revenue is revenue from sales of our products which are LBS engines, MEMS and ASICs. Our product sales generally include acceptance provisions. We recognize product revenue upon acceptance of the product by the customer or the expiration of the contractual acceptance period, after which there are no rights of return.

During the fourth quarter of 2016, we completed delivery of all outstanding orders from Sony for key components to be integrated into display modules it manufactures and sells. Product revenue was lower during the year ended December 31, 2017, compared to the same period in 2016, due to no component sales and is partially offset by the initial shipments of our engines.

In March 2017, we received a $6.7 million order for small form factor display engines from Ragentek. The backlog of product orders at December 31, 2017 was approximately $4.3 million compared to zero at December 31, 2016. The product backlog is scheduled for delivery during the next twelve months.

In April 2017, we signed a contract with a major technology company to develop an LBS display system.  The backlog of product orders at December 31, 2017 does not include any portion of the upfront payment from the April 2017 contract.

Royalty revenue

		% of		% of
		total		total
	2017	revenue	2016	revenue	$ change	% change
(In thousands)
Royalty revenue	$1,568	14.4	$1,803	12.2	$(235)	(13.0)

Royalty revenue is revenue under license agreements to our PicoP® scanning technology. We recognize revenue on upfront license fees over the expected time frame that we provide services or have ongoing obligations under the agreement. Ongoing per unit royalties are reported by Sony and are recognized as revenue in the period in which the data becomes available to us. Royalty revenue was lower during the year ended December 31, 2017, compared to the same period in 2016, due to lower sales by licensees.

During the year ended December 31, 2017, we recognized $569,000 from ongoing per unit royalties, and $999,000 from a prorated portion of the $8.0 million upfront payment. During the year ended December 31, 2016, we recognized $801,000 from ongoing per unit royalties, and $1.0 million from a prorated portion of the $8.0 million upfront payment. At December 31, 2017, remaining unrecognized upfront license fees are included in current and long-term deferred revenues, amounting to $999,000 and $4.2 million, respectively. Refer to Note 2 of our condensed consolidated financial statements for the expected future impact of updated FASB accounting guidance.

Contract revenue

		% of		% of
		total		total
	2017	revenue	2016	revenue	$ change	% change
(In thousands)
Contract revenue	$7,023	64.5	$109	0.8	$6,914	6,343.1

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

In April 2017, we signed a contract with a major technology company to develop an LBS display system.  Under the terms of this agreement, we may receive $14.0 million in fees for development work contingent on completion of milestones. As of December 31, 2017, we have received $4.0 million in fees for development work. We are recognizing revenue on the $14.0 million in development fees under the percentage-of-completion method of accounting. During the year ended December 31, 2017, we have recognized $4.7 million of contract revenue from development fees on this agreement.

The increase in contract revenue during the year ended December 31, 2017 compared to same period in 2016 was attributed to increased contract activity. Our contract backlog, including orders for prototype units and evaluation kits, at December 31, 2017 and 2016 was approximately $9.3 million and $942,000, respectively. The April 2017 development contract represents $9.3 million of the contract backlog and is scheduled for completion during the first quarter of 2019. Refer to Note 2 of our condensed consolidated financial statements for the expected future impact of updated FASB accounting guidance.

Cost of product revenue
		% of		% of
		product		product
	2017	revenue	2016	revenue	$ change	% change
(In thousands)
Cost of product revenue	$4,359	189.5	$10,320	80.3	$(5,961)	(57.8)

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

Cost of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of manufacturing overhead expense and the volume of direct material purchased. Cost of product revenue was lower during the year ended December 31, 2017, compared to 2016, due to lower sales.

During the year ended December 31, 2017, we expensed approximately $538,000 of manufacturing overhead associated with production capacity in excess of production requirements, compared to $1.1 million in 2016. Additionally, during the year ended December 31, 2017, we recorded a provision for scrap of $1.0 million compared to $187,000 in 2016.

Cost of contract revenue
		% of		% of
		contract		contract
	2017	revenue	2016	revenue	$ change	% change
(In thousands)
Cost of contract revenue	$5,517	78.6	$54	49.5	$5,463	10,116.7

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

The increase in cost of contract revenue for the year ended December 31, 2017, compared to 2016, was primarily attributed to direct and indirect costs incurred related to the April 2017 development contract.

Research and development expense

	2017	2016	$ change	% change
(In thousands)
Research and development expense	$15,096	$12,134	$2,962	24.4

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

The increase in research and development expense during the year ended December 31, 2017, compared to 2016, was attributable to higher costs related to subcontractors, direct materials and increased headcount and personnel-related compensation and benefits expenses related to our LBS engine development.

Sales, marketing, general and administrative expense
	2017	2016	$ change	% change
(In thousands)
Sales, marketing, general and administrative expense	$10,156	$8,743	$1,413	16.2

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense during the year ended December 31, 2017, compared to 2016, was primarily due to separation costs associated with the departure of our former chief executive officer, and to a lesser extent increased professional fees and business development costs.

Gain on sale of previously reserved inventory

	2017	2016	$ change	% change
(In thousands)
Gain on sale of previously reserved inventory	$-	$(32)	$32	(100.0)

Gain on sale of previously reserved inventory includes the sales of excess component inventory for discontinued products that was fully reserved in prior periods. The activity during the year ended December 31, 2016 was primarily the sale of previously reserved excess component inventory.

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

The contract backlog, including orders for prototype units and evaluation kits, at December 31, 2016 was $942,000 compared to $45,000 at December 31, 2015.

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

Income taxes

No provision for income taxes has been recorded because we have experienced net losses from inception through December 31, 2017. At December 31, 2017, we had net operating loss carryforwards of approximately $391.5 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $7.4 million.

The net operating loss carryforwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2018 to 2037, if not previously used.

In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our shareholders during any three year period would result in a limitation on our ability to use a portion of our net operating loss carryforwards.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. We did not have any unrecognized tax benefits at December 31, 2017 or at December 31, 2016.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At December 31, 2017, we had $17.0 million in cash and cash equivalents.

Based on our current operating plan that includes expected proceeds from a development contract signed in April 2017 with a major technology company, we anticipate that we have sufficient cash and cash equivalents to fund our operations into the third quarter of 2018. Our receipt of proceeds under our April 2017 development contract is subject to our completion of certain milestones, and we can provide no assurance that such milestones will be completed. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing investments in our production capacities, research and development projects, staff, operating costs, and capital expenditures.

These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating activities

Cash used in operating activities totaled $15.5 million during 2017, compared to $14.8 million in 2016, and $5.8 million in 2015. Cash used in operating activities resulted primarily from cash used to fund our net loss, after adjusting for non-cash charges such as share-based compensation, depreciation and amortization charges and changes in operating assets and liabilities. The change in cash flows from operating activities in 2017 was primarily attributable to the higher net loss from operations and an increase in inventory to support our growth strategy selling LBS engines. For the year ended December 31, 2017, this was offset by the $10.0 million upfront payment we received from the April 2017 development contract. The change in cash flows from operating activities in 2015 primarily reflects an $8.0 million upfront payment we received under the terms of the license agreement with Sony Corporation for our PicoP® scanning technology.

Investing activities

Cash used in investing activities totaled $3.0 million in 2017, compared to $891,000 in 2016, and $1.1 million in 2015. Purchases of property and equipment totaled $3.1 million in 2017, compared to $895,000 in 2016, and $1.1 million in 2015. We received proceeds totaling $59,000 from the sale of property and equipment during 2017, compared to sales proceeds of $4,000 in 2016. There was no activity in the sale of property and equipment during 2015.

Financing activities

Cash provided by financing activities totaled $20.3 million in 2017, compared to $23.0 million in 2016, and $6.5 million in 2015. Principal payments under capital leases and long-term debt was zero in 2017, $15,000 in 2016, and zero in 2015.

The following is a list of our financing activities during 2017, 2016, and 2015.

  In August 2017, we raised approximately $11.5 million before issuance costs of approximately $1.1 million through an underwritten public offering of 5.5 million shares of our common stock.
  In August 2017, we raised approximately $3.2 million before issuance costs of approximately $26,000 through a private placement of 1.5 million shares of our common stock.
  During the second quarter of 2017, we received $906,000 from the exercise of warrants to purchase 460,000 shares of common stock, which warrants were issued in connection with earlier financing transactions.
  In May 2017, we entered into an ATM agreement with IFS Securities (DBA Brinson Patrick). During the second quarter of 2017, we received gross proceeds of $3.7 million before issuance costs of approximately $125,000 from the sale of approximately 1.7 million shares of our common stock. The agreement was terminated in June 2017 at our election without penalty.
  During the second quarter of 2017, we received proceeds of $2.2 million from the sale of 1.2 million shares of our common stock as part of the Common Stock Purchase agreement we entered into with Lincoln Park in September 2016. Under the terms of the agreement, in September 2016, Lincoln Park made an initial purchase of $2.0 million in shares of common stock at a purchase price of $1.50 per share. The agreement was terminated in August 2017 at our election without penalty.
  In December 2016, we raised approximately $2.1 million before issuance costs of approximately $18,000 through a registered direct offering of 2.0 million shares of our common stock.
  In December 2016, we raised approximately $13.0 million before issuance costs of approximately $1.2 million through an underwritten public offering of approximately 12.1 million shares of our common stock.
  During the year ended December 31, 2016, we received gross proceeds of $845,000 before issuance cost of approximately $24,000 from the sale of approximately 498,000 shares of our common stock as part of an ATM agreement we entered into with Meyers Associates, L.P. in May 2015. We received total gross proceeds of $3.1 million before issuance costs of approximately $109,000 from the sale of 1.2 million shares of our common stock during 2015 and 2016. There were no sales under this agreement in 2017. The agreement was terminated in May 2017 in accordance with its terms without penalty.
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

Contractual obligations

The following table lists our contractual obligations as of December 31, 2017 (in thousands):

	Payments Due By Period
	‹ 1 year	1-3 years	3-5 years	> 5 years	Total
Open purchase obligations *	$4,833	$-	$-	$-	$4,833
Minimum payments under operating leases	625	1,318	1,372	175	3,490
Minimum payments under long-term liabilities	32	53	-	-	85
Minimum payments under research, royalty and
licensing agreements	12	24	24	24	84
	$5,502	$1,395	$1,396	$199	$8,492

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of December 31, 2017, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risks is not material.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity, and return. As of December 31, 2017, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts. The values of cash and cash equivalents as of December 31, 2017, are as follows (in thousands):

	Amount	Percent
Cash and cash equivalents	$16,966	100%
Less than one year	-	-
	$16,966	100%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
MicroVision, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MicroVision, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Seattle, Washington
February 23, 2018

We have served as the Company's auditor since 2012.

MicroVision, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31,
Assets	2017	2016
Current assets
Cash and cash equivalents	$16,966	$15,139
Accounts receivable, net of allowances of $26 and $26, respectively	15	245
Costs and estimated earnings in excess of billings on uncompleted contracts	680	125
Inventory	4,541	1,233
Other current assets	945	606
Total current assets	23,147	17,348

Property and equipment, net	3,251	1,537
Restricted cash	435	435
Intangible assets, net	602	718
Other assets	2,262	68
Total assets	$29,697	$20,106

Liabilities and shareholders' equity (deficit)
Current liabilities
Accounts payable	$3,063	$2,195
Accrued liabilities	5,864	3,704
Deferred revenue	999	999
Billings on uncompleted contracts in excess of related costs	5	168
Other current liabilities	10,142	178
Total current liabilities	20,073	7,244

Deferred revenue, net of current portion	4,151	5,150
Deferred rent, net of current portion	302	185
Other long-term liabilities	305	53
Total liabilities	24,831	12,632

Commitments and contingencies (Note 11)

Shareholders' equity (deficit)
Preferred stock, par value $0.001; 25,000 shares authorized; zero and
zero shares issued and outstanding, respectively	-	-
Common stock, par value $0.001; 100,000 shares authorized;
78,597 and 68,093 shares issued and outstanding at December 31,
2017 and 2016, respectively	79	68
Additional paid-in capital	528,873	507,249
Accumulated deficit	(524,086)	(499,843)
Total shareholders' equity (deficit)	4,866	7,474
Total liabilities and shareholders' equity (deficit)	$29,697	$20,106

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015

Product revenue	$2,300	$12,849	$6,452
Royalty revenue	1,568	1,803	1,165
Contract revenue	7,023	109	1,571
Total revenue	10,891	14,761	9,188

Cost of product revenue	4,359	10,320	6,384
Cost of contract revenue	5,517	54	796
Total cost of revenue	9,876	10,374	7,180

Gross profit	1,015	4,387	2,008

Research and development expense	15,096	12,134	8,680
Sales, marketing, general and administrative expense	10,156	8,743	7,879
Gain on sale of previously reserved inventory	-	(32)	(1)
Total operating expenses	25,252	20,845	16,558
Loss from operations	(24,237)	(16,458)	(14,550)

Other income (expense), net	(6)	(14)	8
Net loss	$(24,243)	$(16,472)	$(14,542)

Net loss per share - basic and diluted	$(0.33)	$(0.32)	$(0.31)

Weighted-average shares outstanding - basic and diluted	72,786	51,958	46,540

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Shareholders' Equity (Deficit)
(In thousands)

			Additional		Total
	Common Stock		paid-in	Accumulated	shareholders'
	Shares	Par value	capital	deficit	equity (deficit)
Balance at January 1, 2015	44,758	$45	$475,656	$(468,829)	$6,872
Share-based compensation expense	86	-	1,011	-	1,011
Exercise of warrants and options	1,510	1	3,299	-	3,300
Sales of common stock and warrants	1,069	1	3,205	-	3,206
Net loss	-	-	-	(14,542)	(14,542)
Balance at December 31, 2015	47,423	47	483,171	(483,371)	(153)
Share-based compensation expense	87	-	1,223	-	1,223
Exercise of options	4	-	7	-	7
Sales of common stock and warrants	20,579	21	22,848	-	22,869
Net loss	-	-	-	(16,472)	(16,472)
Balance at December 31, 2016	68,093	68	507,249	(499,843)	7,474
Share-based compensation expense	92	-	1,288	-	1,288
Exercise of warrants and options	506	-	991	-	991
Sales of common stock	9,906	11	19,345	-	19,356
Net loss	-	-	-	(24,243)	(24,243)
Balance at December 31, 2017	78,597	$79	$528,873	$(524,086)	$4,866

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(24,243)	$(16,472)	$(14,542)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,141	1,120	429
Amortization of intangible assets	116	127	128
Non-cash share-based compensation expense	1,288	1,223	1,007
Inventory write-downs	1,004	187	287
Other non-cash adjustments	(42)	27	(62)
Change in:
Accounts receivable	230	1,442	(1,018)
Costs and estimated earnings in excess of billings on uncompleted contracts	(555)	(125)	-
Inventory	(4,312)	(558)	(1,033)
Other current and non-current assets	(2,533)	(18)	(147)
Accounts payable	1,147	(174)	493
Accrued liabilities	2,226	245	572
Deferred revenue	(999)	(2,122)	8,271
Billings on uncompleted contracts in excess of related costs	(163)	168	(230)
Other current liabilities	9,964	56	18
Other long-term liabilities	252	53	-
Net cash used in operating activities	(15,479)	(14,821)	(5,827)

Cash flows from investing activities
Proceeds on sale of property and equipment	59	4	-
Purchases of property and equipment	(3,100)	(895)	(1,140)
Net cash used in investing activities	(3,041)	(891)	(1,140)

Cash flows from financing activities
Principal payments under capital leases and long-term debt	-	(15)	-
Net proceeds from issuance of common stock and warrants	20,347	22,978	6,506
Net cash provided by financing activities	20,347	22,963	6,506

Net increase (decrease) in cash and cash equivalents	1,827	7,251	(461)
Cash and cash equivalents at beginning of period	15,139	7,888	8,349
Cash and cash equivalents at end of period	$16,966	$15,139	$7,888

Supplemental schedule of non-cash investing and financing activities

Non-cash additions to property and equipment	$165	$351	$165

Issuance of common stock for commitment fee	$-	$721	$-

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Notes to Consolidated Financial Statements
For the year ended December 31, 2017

1. THE COMPANY AND LIQUIDITY

MicroVision, Inc. is a pioneer in LBS technology that we market under our brand name PicoP®. We have developed our proprietary PicoP® scanning technology that can be adopted by our customers to create high-resolution miniature projection and three-dimensional sensing and image capture solutions. PicoP® scanning technology is based on our patented expertise in MEMS, laser diodes, opto-mechanics, and electronics and how those elements are packaged into a small form factor, lower power scanning engine that can display, interact and sense, depending on the needs of the application. For display, the engine can project a high-quality image on any surface (pico projection), or a retina (AR). For sensing, we use IR lasers to capture three-dimensional data in the form of a point cloud. Interactivity uses the 3D sensing function and the display function to simultaneously project an image that the user can then interact with as one would a touch screen.

We have incurred significant losses since inception and expect to incur a significant loss during the fiscal year ending December 31, 2018. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. At December 31, 2017, we had $17.0 million in cash and cash equivalents.

Based on our current operating plan that includes expected proceeds from a development contract signed in April 2017 with a major technology company, we anticipate that we have sufficient cash and cash equivalents to fund our operations into the third quarter of 2018. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that additional capital will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing our planned investment in our production capabilities or research and development projects, staff, operating costs, and capital expenditures.

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

Inventory

Inventory consists of raw materials and finished goods assemblies. Inventory is computed using the first-in, first-out (FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. Inventory that will not be consumed through the normal course of business during the next twelve months is classified as "other assets" on the balance sheet.

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

Restricted cash

As of December 31, 2017 and 2016, restricted cash was in money market savings accounts and serve as collateral for $435,000 in irrevocable letters of credit. The restricted cash balance includes a letter of credit which is outstanding in connection with a lease agreement for our corporate headquarters building in Redmond, Washington. The balance is required over the term of the lease, which expires in March 2023.

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

Product revenue

Product revenue is revenue from our sales of our products, which are LBS engines, MEMS, and ASICs. Our product sales generally include acceptance provisions. We recognize product revenue upon acceptance of the product by the customer or the expiration of the contractual acceptance period, after which there are no rights of return. Our product revenue, from period to period, may vary substantially due to the timing of product orders from customers, product shipments, production constraints and availability of components and raw materials.

Fulfillment and delivery of the backlog is dependent upon the successful supply chain development and delivery of required components to us.  From time to time, raw materials and manufacturing delays and components received that do not meet quality standards have resulted in delivery delays to our customers.

Refer to Recent Accounting Pronouncements later in this Note for the expected future impact of updated FASB accounting guidance.

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

Refer to Recent Accounting Pronouncements later in this Note for the expected future impact of updated FASB accounting guidance.

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

Refer to Recent Accounting Pronouncements later in this Note for the expected future impact of updated FASB accounting guidance.

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

Concentration of credit risk and major customers and suppliers

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of December 31, 2017, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

Concentration of major customers and suppliers

In 2017, one commercial customer accounted for $5.8 million in revenue, representing 53% of our total revenue, a second commercial customer accounted for $2.3 million in revenue, representing 21% of our total revenue, and a third commercial customer accounted for $1.6 million in revenue, representing 14% of our total revenue. In 2016, one commercial customer accounted for $13.5 million in revenue, representing 91% of our total revenue. In 2015, the same commercial customer accounted for $9.0 million in revenue, representing 98% of our total revenue.

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

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Year Ended December 31,
Numerator:	2017	2016	2015
Net loss available for common shareholders	$(24,243)	$(16,472)	$(14,542)

Denominator:
Weighted-average common shares outstanding	72,786	51,958	46,540

Net loss per share - basic and diluted	$(0.33)	$(0.32)	$(0.31)

During each of the years ended December 31, 2017, 2016 and 2015, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive. The shares shown represent the number of shares of common stock which would be issued upon conversion in the respective years shown below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Options outstanding and warrants exercisable	7,007	7,764	8,185
Nonvested restricted stock units	185	60	60
	7,192	7,824	8,245

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

The following table summarizes the amount of share-based compensation expense by line item on the Statement of Operations (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of product revenue	$39	$37	$19
Research and development expense	546	350	282
Sales, marketing, general and administrative expense	703	836	706
	$1,288	$1,223	$1,007

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

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-18 (ASU 2016-18), Restricted Cash. The standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The new guidance shall be applied using a retrospective approach. As of December 31, 2017 and 2016, we have $435,000 of restricted cash, and as such we do not expect the implementation of this standard to have a material effect on our financial statements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, an updated standard on revenue recognition. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. We have chosen to implement ASU 2014-09 as of January 1, 2018 using the full retrospective approach, meaning we will restate each prior reporting period presented. We have performed a review of our revenue generated from significant product and service contracts with customers subject to ASU 2014-09, and we expect the implementation of this standard to have a material impact on our financial statements.

While we are continuing to assess all potential impacts of this standard, in adopting ASU 2014-09, we expect the following significant changes to our financial statements:

i. Timing of revenue recognition under the PicoP® scanning technology license agreement we signed with Sony in March 2015. Under current guidance, we have been recognizing the upfront license fee payment of $8.0 million on a straight-line basis over a period of eight years. Under the new guidance, the entire $8.0 million upfront license fee payment would have been recognized in the first quarter of 2015. The result of this change in timing will result in a decrease of $7.2 million in our beginning 2016 accumulated deficit balance and a reduction in our short-term deferred revenue balance of $1.0 million and long-term deferred revenue balance of $6.1 million. Royalty revenue for each of the years ended December 31, 2016 and 2017 will be reduced by approximately $1.0 million.

ii. Timing of revenue recognition on product sales.  Currently, we recognize revenue after expiration of the contractual acceptance period. Under the new guidance, we will recognize revenue when control of the product transfers to the buyer, which may occur before the expiration of the contractual acceptance period.    The result of this change is a net decrease in our beginning 2016 accumulated deficit of $527,000, as well as a shift in revenue and cost recognition to earlier quarters in 2016 and 2017.

iii. Timing of revenue recognition on contract sales. Under ASU 2014-09, we will allocate the transaction price of a contract with a customer to the various performance obligations in a contract based on their relative standalone selling price. Our methodologies for estimating the standalone selling price of various performance obligations will be generally consistent with our previous methodologies used to establish VSOE of fair value on multiple element arrangements. In our analysis of development contracts, only one contract resulted in a change in the timing of revenue recognition based on the allocation of standalone selling prices. There is not a material change to the timing of revenue recognition on the $24.0 million April 2017 contract.

iv. Presentation of accounts receivable, contract assets, and contract liabilities (deferred revenue). Under ASU 2014-09, our rights to consideration are presented separately depending on whether those rights are conditional or unconditional. We will present our unconditional rights to consideration as "accounts receivable" in our Consolidated Balance Sheet. In contrast, separate "contract assets" will represent rights to consideration that are subject to a condition other than the passage of time, and will be comprised primarily of costs and estimated profits in excess of billings on uncompleted contracts and estimated accrued sales-based royalty revenue. Contract costs in excess of billing will be included in the "Costs and estimated earnings in excess of billings on uncompleted contracts" line of our Consolidated Balance Sheet, and sales-based royalties will be included in "Other current assets". This does not represent a change in presentation for contract fulfillment costs; however, for sales-based royalty revenue, this revenue was previously not recognized until quarterly royalty reporting had been received from Sony. Under ASU 2014-09, once quarterly royalty reporting has been received, the related contract assets will be transferred to accounts receivable.

3. LONG-TERM CONTRACTS

In April 2017, we signed a contract with a major technology company to develop an LBS display system. Under this agreement, we would develop a new generation of MEMS, ASICs and related firmware for a high resolution, LBS-based product that the technology company is planning to produce. We would receive up to $24.0 million, including $14.0 million in fees for development work that is expected to span through the first quarter of 2019 and an upfront payment of $10.0 million, which payment has been received. As of December 31, 2017, we have received $4.0 million in fees for development work. The remaining development fees would be paid contingent on completion of milestones in 2018 and the first quarter of 2019. Upon successful completion of the development program, if the company decides to manufacture the product with the MicroVision display components, the $10.0 million upfront payment would be applied as a discount to future component purchases from us. If the contract is terminated by the technology company for our failure to meet milestones, the $10.0 million upfront payment is subject to repayment.

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

The following table summarizes the costs incurred on our revenue contracts (in thousands):

	December 31,
	2017	2016
Costs and estimated earnings incurred on uncompleted contracts	$4,680	$193
Billings on uncompleted contracts	(4,005)	(236)
	$675	$(43)

Included in consolidated balance sheets under the following captions:
Costs and estimated earnings incurred on uncompleted contracts	$680	$125
Billings on uncompleted contracts in excess of related costs	(5)	(168)
	$675	$(43)

4. INVENTORY

Inventory consists of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$53	$999
Finished goods	4,488	234
	$4,541	$1,233

As of December 31, 2017, $2.2 million of materials that are not expected to be consumed during the next twelve months are classified as "other assets" on the balance sheet.

We recorded inventory write-downs of $1.0 million in 2017, $187,000 in 2016, and $287,000 in 2015.

5. ACCRUED LIABILITIES

Accrued liabilities consists of the following (in thousands):

	December 31,
	2017	2016
Bonuses	$1,143	$1,350
Adverse purchase commitments	500	500
Payroll and payroll taxes	631	398
Compensated absences	436	393
Warranty	153	316
Relocation	90	204
Deferred rent credit	37	158
Separation agreement	359	-
Prepayments from customers	1,738	-
Other	777	385
	$5,864	$3,704

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2017	2016
Production equipment	$6,573	$4,580
Leasehold improvements	601	494
Computer hardware and software/lab equipment	5,515	4,968
Office furniture and equipment	1,304	1,096
	13,993	11,138
Less: Accumulated depreciation	(10,742)	(9,601)
	$3,251	$1,537

Depreciation expense was $1.1 million in 2017, $1.1 million in 2016, and $429,000 in 2015. In the fourth quarter of 2016, we recorded additional depreciation expense of $297,000, as a result of a change in the estimated useful life of production equipment to be replaced in connection with our current business strategy to sell LBS engines directly to ODMs and OEMs.

Capital leases are collateralized by the related assets financed and by security deposits held by the lessors under the lease agreements. The cost and accumulated depreciation of equipment under capital leases was $704,000 in each of the years ended December 31, 2017 and 2016.

7. INTANGIBLE ASSETS

Our intangible assets consist exclusively of technology-based purchased patents. The gross value of our intangible assets was $1.6 million in each of the years ended December 31, 2017 and 2016. Amortization expense was $116,000 in 2017, $127,000 in 2016, and $128,000 in 2015. In 2017, 2016, and 2015 there were no impairments recorded and none of our patents were abandoned in prosecution. The following table outlines our estimated future amortization expense related to intangible assets held at December 31, 2017 (in thousands):

Years Ended December 31,	Amount
2018	$115
2019	115
2020	98
2021	80
2022	71
Thereafter	123
$602

8. COMMON STOCK

In August 2017, we raised approximately $11.5 million before issuance costs of approximately $1.1 million through an underwritten public offering of 5.5 million shares of our common stock.

In August 2017, we raised approximately $3.2 million before issuance costs of approximately $26,000 through a private placement of 1.5 million shares of our common stock.

During the second quarter of 2017, we received $906,000 from the exercise of warrants to purchase 460,000 shares of common stock, which warrants were issued in connection with earlier financing transactions.

In May 2017, we entered into an ATM agreement with IFS Securities (DBA Brinson Patrick). During the second quarter of 2017, we received gross proceeds of $3.7 million before issuance costs of approximately $125,000 from the sale of approximately 1.7 million shares of our common stock. The agreement was terminated in June 2017 at our election without penalty.

During the second quarter of 2017, we received proceeds of $2.2 million from the sale of 1.2 million shares of our common stock as part of the Common Stock Purchase agreement we entered into with Lincoln Park in September 2016. Under the terms of the agreement, in September 2016, Lincoln Park made an initial purchase of $2.0 million in shares of common stock at a purchase price of $1.50 per share. The agreement was terminated in August 2017 at our election without penalty.

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

9. WARRANTS

During the second quarter of 2017, we received $906,000 from the exercise of warrants to purchase 460,000 shares of common stock, which warrants were issued in connection with earlier financing transactions.

The outstanding warrants to purchase 2.0 million shares of our common stock that we sold in our March 2014 offering have an exercise price of $2.47 per share and expire on the fifth anniversary of the date of issuance.

The following table summarizes activity with respect to our common stock warrants for the periods shown below (in thousands):

	Warrants to	Weighted-
	purchase	average
	common	exercise
	shares	price
Outstanding at January 1, 2015	6,526	$3.08
Granted:
Exercise price less than intrinsic value	-	-
Exercise price greater than intrinsic value	-	-
Exercised	(1,487)	2.19
Canceled/expired	-	-
Outstanding at December 31, 2015	5,039	3.34
Granted:
Exercise price less than intrinsic value	-	-
Exercise price greater than intrinsic value	-	-
Exercised	-	-
Canceled/expired	(1,278)	6.24
Outstanding at December 31, 2016	3,761	2.23
Granted:
Exercise price less than intrinsic value	-	-
Exercise price greater than intrinsic value	-	-
Exercised	(460)	1.97
Canceled/expired	(1,328)	1.97
Outstanding at December 31, 2017	1,973	$2.47

Exercisable at December 31, 2017	1,973	$2.47

There were no common stock warrants issued in 2017, 2016 or 2015.

The following table summarizes information about our common stock warrants outstanding and exercisable at December 31, 2017 (in thousands):

	Warrants outstanding			Warrants exercisable
		Weighted-
		average	Weighted-		Weighted-
	Outstanding at	remaining	average	Exercisable at	average
	December 31,	contractual term	exercise	December 31,	exercise
Range of exercise prices	2017	(in years)	price	2017	price

$1.92 - $3.07	1,973	1.21	$2.47	1,973	$2.47
	1,973			1,973

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

Description of Incentive Plans

We currently have two share-based incentive plans: the 2013 Incentive Plan; and the legacy Independent Director Stock Option Plan under which we no longer issue awards.

The 2013 Incentive Plan has 9.3 million shares authorized, of which 2.2 million shares were available for awards as of December 31, 2017. In June 2008, we determined not to issue additional options from the Independent Director Stock Option Plan. There were 9,000 shares relating thereto issued and outstanding as of December 31, 2017.

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

The following table summarizes the weighted-average valuation assumptions and weighted-average grant date fair value of options granted during the periods shown below:

	Year Ended December 31,
Assumptions (weighted-average)	2017	2016	2015
Volatility	79%	84%	98%
Expected term (in years)	4.0	4.0	4.0
Risk-free rate	1.6%	1.2%	1.3%
Expected dividends	0.0%	0.0%	0.0%
Pre-vest forfeiture rate	8.5%	8.5%	8.5%
Grant date fair value of options granted	$1.03	$1.12	$2.20

Options Activity and Positions

The following table summarizes activity and positions with respect to options for the periods shown below (in thousands):

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual	intrinsic
Options	Shares	exercise price	term (in years)	value
Outstanding as of January 1, 2015	2,427	$6.72	7.4	$18,700
Granted	849	3.23	-	-
Exercised	(23)	1.88	-	-
Forfeited or expired	(107)	13.98	-	-
Outstanding as of December 31, 2015	3,146	5.56	7.3	1,613
Granted	1,167	1.83	-	-
Exercised	(3)	1.77	-	-
Forfeited or expired	(307)	12.58	-	-
Outstanding as of December 31, 2016	4,003	3.94	7.3	4
Granted	1,724	1.76	-	-
Exercised	(46)	1.87	-	-
Forfeited or expired	(647)	6.09	-	-
Outstanding as of December 31, 2017	5,034	$2.94	6.6	$53

Vested and expected to vest as of December 31, 2017	4,729	$3.00	6.4	$49

Exercisable as of December 31, 2017	2,555	$3.90	4.5	$25

The intrinsic value of options exercised during the year ended December 31, 2017 was $40,000 compared to $3,000 in 2016 and $29,000 in 2015.

The total grant date fair value of options vested during the years ended December 31, 2017, 2016 and 2015 was $1.0 million, $998,000, and $591,000, respectively. As of December 31, 2017, our unrecognized share-based compensation was $2.3 million related to options, which we plan to amortize over the next 2.7 years.

As of December 31, 2017, our unrecognized share-based compensation related to the RSUs was $244,000, which we plan to amortize over the next 3.1 years.

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

Purchase commitments

At December 31, 2017, we have $4.8 million in open purchase obligations that represent commitments to purchase inventory, materials, capital equipment, and other goods used in the normal operation of our business.

Lease commitments

We lease our office space and certain equipment under operating leases with initial or remaining terms in excess of one year. Future minimum rental commitments under operating leases for years ending December 31, are as follows (in thousands):

Operating
Years Ended December 31,	leases
2018	$625
2019	652
2020	666
2021	676
2022	696
Thereafter	175
Total minimum lease payments	$3,490

Net rent expense was $531,000 in 2017, $483,000 in 2016, and $465,000 in 2015.

Adverse purchase commitments

We have periodically entered into noncancelable purchase contracts in order to ensure the availability of materials to support production of our products. We continuously assess our outstanding commitments and recognize a loss on purchase commitments, when required, if such commitments are in excess of our product needs or the costs are not expected to be recoverable. As of December 31, 2017, we have $500,000 accrued for commitments to purchase materials for the discontinued SHOWWXTM pico projector that were in excess of estimated future proceeds from sales of that product.

12. INCOME TAXES

A provision for income taxes has not been recorded for 2017, 2016 and 2015, due to the valuation allowances placed against the net operating losses and deferred tax assets arising during such periods. A valuation allowance has been recorded for all deferred tax assets. Based on our history of losses since inception, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets.

At December 31, 2017, we have net operating loss carryforwards of approximately $391.5 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $7.4 million. The net operating loss carryforwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2018 to 2037, if not previously used.

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act, or the Tax Act, was signed in to law. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, requires taxpayers to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. On December 31, 2017, we did not have any foreign subsidiaries and the international aspects of the Tax Act are not applicable.

In connection with the initial analysis of the impact of the Tax Act, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. As a result, we recorded a decrease in net deferred tax assets of $64.3 million with a corresponding net adjustment to deferred income tax expense of $64.3 million. These adjustments were fully offset by a decrease in the valuation allowance for the year ended December 31, 2017. We have completed and recorded the adjustments necessary under Staff Accounting Bulletin No. 118 related to the Tax Act.

In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our shareholders during any three year period would result in limitations on our ability to use a portion of our net operating loss carryforwards.

Deferred tax assets are summarized as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets
Reserves	$1,561	$2,351
Net operating loss carryforwards	82,210	126,335
R&D credit carryforwards	7,435	6,998
Depreciation/amortization deferred	13,005	20,024
Deferred revenue	1,081	2,091
Other	5,944	9,045
Net deferred taxes before valuation allowance	111,236	166,844
Less: Valuation allowance	(111,236)	(166,844)
Deferred tax assets	$-	$-

Certain net operating losses arise from the deductibility for tax purposes of compensation under nonqualified stock options equal to the difference between the fair value of the stock on the date of exercise and the exercise price of the options. For financial reporting purposes, the tax effect of this deduction, when recognized, is accounted for as a credit to shareholders' equity.

We did not have any unrecognized tax benefits at December 31, 2017 or 2016.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2017, 2016, and 2015, we did not recognize any interest or penalties.

We file income tax returns in the U.S. federal jurisdiction and various states. Due to our operating loss and credit carryforwards, the U.S. federal statute of limitations remains open for 1998 and onward.

13. RETIREMENT SAVINGS PLAN

We have a retirement savings plan that qualifies under Internal Revenue Code Section 401(k). The plan covers all qualified employees. Contributions to the plan are made at the discretion of our Board of Directors. During the years ended December 31, 2017, 2016, and 2015 we contributed $278,000, $214,000, and $108,000 to the plan, respectively.

14. QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table summarizes our unaudited quarterly financial information for the periods shown below (in thousands, except per share data):

	Fiscal Year 2017
	December 31,	September 30,	June 30,	March 31,
Revenue	$2,560	$6,086	$1,453	$792
Gross profit	10	243	508	254
Net loss	(7,861)	(5,241)	(5,494)	(5,647)
Net loss per share, basic and diluted	(0.10)	(0.07)	(0.08)	(0.08)

	Fiscal Year 2016
	December 31,	September 30,	June 30,	March 31,
Revenue	$2,905	$4,000	$4,155	$3,701
Gross profit	505	1,207	1,563	1,112
Net loss	(5,370)	(4,070)	(3,476)	(3,553)
Net loss per share, basic and diluted	(0.09)	(0.08)	(0.07)	(0.07)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during our fiscal years ended December 31, 2017, 2016 and 2015.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), prior to the filing of this Form 10-K. Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

(b) Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

(d) Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended December 31, 2017 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
MicroVision, Inc.

Opinion on Internal Control over Financial Reporting

We have audited MicroVision, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of MicroVision, Inc. as of December 31, 2017 and 2016, the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the "consolidated financial statements") and our report dated February 23, 2018, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to going concern uncertainty.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Moss Adams LLP

Seattle, Washington
February 23, 2018

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K in Item 4A.

Directors

We seek individuals to serve as directors with established strong professional reputations, sophistication and experience in strategic planning, leadership, business management, innovation and in substantive areas that affect our business such as: technology development; sourcing, manufacturing and operations; financing; finance and accounting; business operations; government contracts; intellectual property strategy and licensing; legal and regulatory; and sales and marketing. We believe that each of our current directors possesses the professional and personal qualifications necessary for Board service and have highlighted particularly noteworthy attributes for each director in the individual biographies below.

Set forth below are the name, position held and age of each of the directors of the Company. The principal occupation and recent employment history of each director is described below.

Name	Age	Position
Robert P. Carlile (1)(2)*	62	Director
Yalon Farhi	56	Director
Slade Gorton (1) (3)*	90	Director
Perry M. Mulligan	60	Director and Chief Executive Officer
Bernee D.L. Strom (1)(2)*	70	Director
Brian Turner (2) (3)*	58	Chairman of the Board and Lead Independent Director
Thomas M. Walker (3)*	53	Director

*	Independent Director
(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
(3)	Member of the Nominating Committee

Perry M. Mulligan has served as a director of the Company since January 2010 and Chief Executive Officer of the Company since November 2017. Mr. Mulligan has over 30 years of experience in operations and supply chain management. Mr. Mulligan was formerly Senior Vice President of Operations for Emulex Corporation where he oversaw Emulex operations, including IT, facilities, supplier management, test engineering and logistics from July 2013 to June 2015. Mr. Mulligan served as Senior Vice President, Operations for QLogic from October 2007 to June 2013, where he was responsible for all aspects of the manufacturing and delivery of products to the customer in addition to overall supply chain design and manufacturing strategy. Prior to QLogic, Mr. Mulligan was at Solectron from May 2004 to September 2007, where he held the position of Senior Vice President Supply Chain Management and Chief Procurement Officer and was responsible for establishing the overall materials and supply chain strategy. Mr. Mulligan brings extensive experience and knowledge in developing and setting up worldwide manufacturing and sourcing operations and overall supply chain strategy. Mr. Mulligan has an MBA from the University of Western Ontario.

Robert P. Carlile, a retired partner at KPMG LLP, joined the Company's board in February 2017. In his 39-year career in public accounting at KPMG and Arthur Andersen, Mr. Carlile served as the lead audit partner on numerous public company engagements operating across different industries including technology, retail, transportation, bio-science, and manufacturing. He worked directly with boards of directors and audit committees of these companies on audits of financial statements and internal controls, registration statements and assistance with mergers, acquisitions and dispositions. In addition to his experience as a lead audit partner Mr. Carlile held a variety of operating leadership positions at KPMG and Arthur Andersen in the Pacific Northwest. In these roles he was responsible for establishing market strategy, fostering community relationships and accomplishing operating results. Mr. Carlile brings expertise to the board in the areas of auditing, accounting and financial reporting, internal controls and corporate governance.

Yalon Farhi joined the Company's board in September 2016. Since 1998, Mr. Farhi, a Colonel in the Israeli Defense Forces (reserves), has served as a motivational lecturer and educator at Bnei-David Institutions, a pre-army and post-army educational program in Israel. From 1998 to January 2016, Mr. Farhi worked as an administrative manager for El-Ami, a non-governmental organization in Israel. Mr. Farhi also serves on the board of directors of DarioHealth Corp., a provider of digital health services. In addition, for the past thirty years, Mr. Farhi has been the owner of a private gardening and land development services company based in Israel. Mr. Farhi received a degree in Education Studies and holds a Teaching Certificate from the Moreshet Yaacov College in Jerusalem. Mr. Farhi brings expertise to the board in international business.

Slade Gorton has served as a director of the Company since September 2003. Mr. Gorton is Of Counsel at the law firm of K&L Gates, LLP. Prior to joining the firm, he represented Washington State in the United States Senate for 18 years. Mr. Gorton began his political career in 1958 as a Washington State Representative and went on to serve as State House Majority Leader. Mr. Gorton served as Attorney General of Washington from 1969-1981, and during that time, he argued 14 cases before the United States Supreme Court. After leaving the Senate, Mr. Gorton served as a Commissioner on the National Commission on Terrorist Attacks Upon the United States ("9-11 Commission"); as a member of the National War Powers Commission and is Co-Chairman of the National Transportation Policy Project. Mr. Gorton also served in the U.S. Army, U.S. Air Force, and the U.S. Air Force Reserves. Mr. Gorton is a former Director of Clearwire, Inc. From his positions as an attorney, in business and government, and prior history as a director of the Company, Mr. Gorton brings expertise in legal matters, corporate governance, general leadership and the Company's business and technology evolvement.

Bernee D.L. Strom has served as a director of the Company since October 2017. Ms. Strom has over 25 years of experience in executive management, marked by advisory roles and board memberships at Polaroid Corporation, Hughes Electronics/DirecTV, Benchmark Electronics and other public and privately held companies. Since April 2015, Ms. Strom has served as a Senior Advisor to Seattle-based investment bank Cascadia Capital and SkyLIFE Technologies. From 2008 to 2014 Ms. Strom was Chairman and CEO of WebTuner Corp., continuing as Chairman until 2015. Ms. Strom has also served as Chairman and CEO of Strom Group, an investment, management consulting, and business advisory firm focused on high technology companies. Prior to that, Ms. Strom founded or ran Gemstar/TV Guide International (now part of TIVO), Priceline.com, and USA Digital Radio (now HD Radio). Further, she was a founding partner of Revitalization Partners, a Seattle-based business advisory firm. Ms. Strom was named one of the leading business women of the State of Washington with its Lead Where You Land award and is the recipient of many other awards and recognition for her mentorship, entrepreneurship and leadership in both commercial and civic organizations.

Brian Turner has served as a director of the Company since July 2006 and currently serves as Chairman of the Board and Lead Independent Director. Mr. Turner was the Chief Financial Officer of Coinstar Inc. from 2003 until June 2009. Prior to Coinstar, from 2001 to 2003, he served as Senior Vice President of Operations, Chief Financial Officer and Treasurer of Real Networks, Inc., a digital media and technology company. Prior to Real Networks, from 1999 to 2001, Mr. Turner was employed by BSquare Corp., a software company, where he initially served as Senior Vice President of Operations, Chief Financial Officer and Secretary, before being promoted to President and Chief Operating Officer. From 1995 to 1999, Mr. Turner was Chief Financial Officer and Vice President of Administration of Radisys Corp., an embedded software company. Mr. Turner's experience also includes 13 years at PricewaterhouseCoopers LLP where he held several positions including Director, Corporate Finance. Mr. Turner sits on various private company boards as well as on the board of Cray, Inc., a public company. Mr. Turner brings financing expertise and knowledge of operational finance and accounting to the Board.

Thomas M. Walker has served as a director of the Company since November 2013. Mr. Walker served as Executive Vice President of the Company from December 2012 through November 2013. Mr. Walker served as Vice President, General Counsel and Secretary of the Company from May 2002 to December 2012. Prior to joining MicroVision, Mr. Walker served as Senior Vice President, General Counsel and Secretary of Advanced Radio Telecom Corp., a publicly held telecommunications company where he managed domestic and international legal affairs from April 1996 to April 2002. Prior to that, Mr. Walker advised publicly and privately held businesses while practicing in the Los Angeles offices of the law firms of Pillsbury Winthrop and Buchalter Nemer Fields and Younger. Mr. Walker holds a B.A. from Claremont McKenna College and a J.D. from the University of Oregon. Mr. Walker has an in depth knowledge of the Company's business from his time spent as an executive of the Company and also brings an understanding of corporate governance and relevant legal topics to the Board.

Board Meetings and Committees

Our Board of Directors met seven times during 2017. All directors attended at least 75% of the meetings of the Board and meetings of the Board committees on which they served. We have adopted a policy that each of our directors be requested to attend our Annual Meeting each year. All directors attended our annual meeting in 2017.

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

In its annual review of director independence, the Board considers all commercial, banking, consulting, legal, accounting, charitable, or other business relationships any director may have with us. As a result of its annual review, the Board has determined that all of the directors, with the exception of Mr. Mulligan and Mr. Farhi, are independent (the "Independent Directors"). The Independent Directors are identified by an asterisk in the table above.

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

In addition to the Board-level standards for director independence, the directors who serve on the Audit Committee each satisfy standards established by the SEC providing that to qualify as "independent" for purposes of membership on that Committee, members of audit committees may not accept, directly or indirectly any consulting, advisory, or other compensatory fee from us other than their director compensation.

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

Board Expertise and Diversity

The Nominating Committee seeks to have a Board that represents diversity as to experience, gender, race and ethnicity, but does not have a formal policy with respect to diversity. We seek a Board that reflects a range of talents, ages, skills, viewpoints, professional experience, educational background and expertise to provide sound and prudent guidance with respect to our operations and interests. All of our directors are financially literate, and three members of our Audit Committee are audit committee financial experts.

Board Leadership Structure

Our Board annually elects a Chairman of the Board. The Board has chosen to separate the roles of Chairman and Chief Executive Officer. Mr. Turner currently serves as Chairman and Lead Independent Director. In this role, among other duties, Mr. Turner meets with our Chief Executive Officer and with senior officers as necessary, schedules and presides at meetings of the Board, including meetings of the Independent Directors, serves as a liaison between the Board and our management, approves meeting schedules and agendas, and undertakes other responsibilities designated by the Board. The Board believes that the separate roles of Mr. Mulligan as Chief Executive Officer and Mr. Turner as Chairman and Lead Independent Director currently well serve the interests of us and our shareholders. Mr. Mulligan can devote his attention to leading the Company and focus on our business strategy. The Board believes that Mr. Turner provides an appropriate level of independence in the Company's leadership through his review and approval of meeting agendas and his leadership of the Board.

Committees

The Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating Committee. The Board of Directors has adopted a written charter for each of the Audit Committee, Compensation Committee and Nominating Committee. The full text of each charter is available on our website located at www.microvision.com.

The Audit Committee

The Board has an Audit Committee which assists the Board by monitoring and overseeing: (1) our accounting and financial reporting processes and the audits of our financial statements, (2) the integrity of our financial statements, (3) our compliance with legal and regulatory requirements, and (4) the performance of our internal finance and accounting personnel and our independent auditors. The Audit Committee conducts discussions related to our earnings announcements and periodic filings, as well as numerous other informal meetings and communications among the Chair, various Audit Committee members, the independent auditors and/or members of our management. Robert P. Carlile, Bernee D.L. Strom and Brian Turner currently serve on the Audit Committee, with Mr. Carlile serving as Chairman. The Audit Committee met four times during 2017.

Among other matters, the Audit Committee monitors the activities and performance of our external auditors, including the audit scope, external audit fees, auditor independence matters and the extent to which the independent auditor may be retained to perform non-audit services. The Audit Committee and the Board of Directors have ultimate authority and responsibility to select, evaluate and, when appropriate, replace our independent auditor. The Audit Committee also reviews the results of the external audit work with regard to the adequacy and appropriateness of our financial accounting and internal controls. Management and independent auditor presentations to and discussions with the Audit Committee also cover various topics and events that may have significant financial impact or are the subject of discussions between management and the independent auditor. In addition, the Audit Committee generally oversees our internal financial controls and financial disclosure procedures.

The "audit committee financial experts" designated by the Board are Bernee D.L. Strom, Robert P. Carlile and Brian Turner, each an independent director. Ms. Strom has over 25 years of executive management experience, marked by advisory roles and board memberships on both publicly and privately held companies. Mr. Carlile has thirty-nine years of experience in various roles in Public Accounting at KPMG and Arthur Andersen. Mr. Turner has eight years of experience as a chief financial officer of three public companies and has thirteen years of experience in various roles at PricewaterhouseCoopers LLP, including Director, Corporate Finance. Mr. Turner has been actively involved in and has supervised the preparation of financial statements that present a breadth and complexity of issues comparable to accounting issues raised by our financial statements.

The Compensation Committee

The Compensation Committee makes decisions on behalf of, and recommendations to, the Board regarding salaries, incentives and other forms of compensation for directors, officers, and other key employees, and administers policies relating to compensation and benefits. The Compensation Committee also serves as the Plan Administrator for our stock option plans pursuant to authority delegated by the Board. Slade Gorton, Bernee D.L. Strom, and Robert P. Carlile currently serve as members of the Compensation Committee, with Ms. Strom serving as chairperson. The Compensation Committee met four times during 2017.

The Nominating Committee

The Nominating Committee counsels the Board of Directors with respect to Board and committee structure and membership. In fulfilling its duties, the Nominating Committee, among other things, will:

  establish criteria for nomination to the Board and its committees, taking into account the composition of the Board as a whole;

  identify, review, and recommend director candidates for the Board;

  recommend directors for election at the annual meeting of shareholders and to fill new or vacant positions;

  establish policies with respect to the process by which our shareholders may recommend candidates to the Nominating Committee for consideration for nomination as a director;

  assess and monitor, with Board involvement, the performance of the Board; and

  recommend directors for membership on Board Committees.

Thomas Walker, Slade Gorton and Brian Turner currently serve as members of the Nominating Committee, with Mr. Turner serving as Chairman. The Nominating Committee met once during 2017.

The Nominating Committee will consider recommendations for directorships submitted by shareholders, or groups of shareholders, that have beneficially owned at least 5% of our outstanding shares of common stock for at least one year prior to the date the nominating shareholder submits a candidate for nomination as a director. A nominating shareholder or group of nominating shareholders may submit only one candidate for consideration. Shareholders who wish the Nominating Committee to consider their recommendations for nominees for the position of director should submit their request in writing no later than the 120th calendar day before the anniversary of the date of the prior year's annual meeting proxy statement was released to shareholders. Such written requests should be submitted to the Nominating Committee care of the Corporate Secretary, MicroVision, Inc., 6244 185th Avenue NE, Suite 100, Redmond, Washington 98052, and must contain the following information:

  The name, address, and number of shares of common stock beneficially owned by the nominating shareholder and each participant in a nominating shareholder group (including the name and address of all beneficial owners of more than 5% of the equity interests of a nominating shareholder or participant in a nominating shareholder group);

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

Shareholder Communication with the Board of Directors

We have adopted written procedures establishing a process by which our shareholders can communicate with the Board of Directors regarding various topics related to the Company. A shareholder desiring to communicate with the Board, or any individual director, should send his or her written message to the Board of Directors (or the applicable director or directors) care of the Corporate Secretary, MicroVision, Inc., 6244 185th Avenue NE, Suite 100, Redmond, Washington 98052. Each submission will be forwarded, without editing or alteration, by the Secretary of the Company to the Board, or the applicable director or directors, on or prior to the next scheduled meeting of the Board. The Board will determine the method by which such submission will be reviewed and considered. The Board may also request the submitting shareholder to furnish additional information it may reasonably require or deem necessary to sufficiently review and consider the submission of such shareholder.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors, executive officers, and greater-than 10% shareholders file reports with the SEC relating to their initial beneficial ownership of our securities and any subsequent changes. They must also provide us with copies of the reports.

Based solely on a review of the copies of such forms in our possession, and on written representations from reporting persons, we believe that all of these reporting persons complied with their filing requirements during 2017.

Code of Ethics

We have adopted a code of ethics applicable to all of our executive officers, known as the Code of Ethics for MicroVision Executives. We have also adopted a code of conduct applicable to our directors, officers, and employees, known as the Code of Conduct. The Code of Ethics for MicroVision Executives and the Code of Conduct are available on our website. In the event that we amend or waive any of the provisions of the Code of Ethics for MicroVision Executives we intend to disclose the same on our website at www.microvision.com.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation Objectives

The Company's executive compensation program is designed to attract, retain, motivate and recognize high-performance executive officers. The Compensation Committee is responsible for and oversees the Company's compensation program. The Company's philosophy is to provide compensation programs that incentivize and reward both the short- and long-term performance of the executive officers relative to the Company's performance. Thus, the Compensation Committee utilizes compensation components that measure overall Company performance, including performance against the Company's annual strategic operating plan. In addition, the Compensation Committee seeks to align the interests of the Company's executive officers with its shareholders.

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

Base Salary.  Base salaries for the named executive officers are primarily based on the position, taking into account competitive market compensation paid by other companies in the Company's peer group for similar positions. Recommendations from management regarding each named executive officer's base salary based on management's evaluation of the executive officer's performance are also taken into account.

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

Salaries for 2017 were based on the compensation objectives mentioned above and, in the case of Messrs. Tokman and Mulligan, their employment agreements. Base salary rates in 2017 for Messrs. Tokman, Mulligan, Holt, Zimmerman, Westgor and Sharma were $375,000, $350,000, $255,905, $227,990, $232,032 and $240,000, respectively. Mr. Tokman resigned as Chief Executive Officer and Director of the Company on November 13, 2017 but continued serving as President through December 31, 2017 and, in that capacity, continued to earn the same base salary. Mr. Mulligan was appointed as Chief Executive Officer, in addition to his role as a Director of the Company, effective November 13, 2017.

Incentive Bonus. The Compensation Committee believes that a portion of an executive officer's total compensation, an incentive bonus, should be based on the Company's performance. The Compensation Committee believes that structuring a significant portion of each executive officer's annual cash compensation as an incentive bonus, and the contingent nature of that compensation, induces an executive officer to execute on both the short- and long-term goals of the Company. It has structured the executive compensation program to reflect this philosophy by creating an incentive bonus framework that translates Company financial and operational performance into incentive bonuses.

Each of the named executive officers is eligible for an annual incentive bonus. The amount of the bonus depends generally on the level of Company performance, with a target set as a percentage of base salary. The Compensation Committee approves the target bonus percentages and the actual bonus awards for all executive officers. Target bonus percentages are set to be approximately at the median of the Company's peer group.

In 2017, the Compensation Committee approved 65% as a target bonus award (as a percentage of base salary) for Mr. Tokman, 65% as a target bonus for Mr. Mulligan, and 40% as a target bonus for each of the other named executive officers. The amount of the bonus actually awarded to executives is determined solely in the discretion of the Compensation Committee for all executive officers. Based on its review of management's evaluation of the Company's performance in 2017, the Compensation Committee, using its discretionary authority, determined that each named executive officer employed by the Company should receive approximately 70% of his target incentive bonus. Bonuses awarded in 2017 to Messrs. Mulligan, Holt, Zimmerman, Westgor and Sharma were $25,000, $72,500, $65,000, $67,000 and $70,000, respectively. Mr. Mulligan's bonus was prorated for 2017. Mr. Tokman will receive an amount equal to $196,000 pursuant to the Letter Agreement described below, which represents his target bonus amount for 2017.

Equity Awards. The Compensation Committee believes that equity participation is a key component of the Company's executive compensation program. Equity awards are designed to attract and retain executive officers and to motivate them to enhance shareholder value by aligning the financial interests of executive officers with those of shareholders. Each year the Compensation Committee reviews the size and composition of the equity grants to ensure that they are aligned with the Company's philosophy of compensating executives at the median of the Company's peer group. Similar to base salary, a review of equity award levels is conducted to ensure that a named executive officer's equity compensation comports with the Compensation Committee's overall philosophy and objectives and is competitive with the Company's peer group.

The Compensation Committee's practice is to make annual equity awards as part of its overall philosophy of performance-based compensation. Restricted stock units and stock options are awarded by the Compensation Committee to executive officers based on a philosophy of providing equity incentives at the median of the Company's peer group.

In 2017, Messrs. Tokman, Mulligan, Holt, Zimmerman, Westgor and Sharma were awarded options to purchase 150,000, 125,000, 65,000, 65,000, 65,000 and 130,000 shares of the Company's common stock, respectively.

Tax Deductibility of Compensation

Limitations on the deductibility of compensation may occur under Section 162(m) of the Internal Revenue Code of 1986, which generally limits a public company's tax deduction for compensation paid to its named executive officers to $1 million in any year. The Compensation Committee takes into consideration various factors, which may from time to time may include tax deductibility, in making executive compensation decisions and may, from time to time, approve and authorize compensation that is not fully tax deductible.

Processes and Procedures

Role of the Compensation Committee and the Chief Executive Officer in the Compensation Process. The Chief Executive Officer, with the assistance and support of the human resources department and other members of management, provides recommendations regarding the compensation of the executive officers, including himself. The Compensation Committee considers these recommendations and consults with the Chief Executive Officer and other members of management as to his recommendations for the executive officers. The Compensation Committee considers the Chief Executive Officer's recommendations, together with the Compensation Committee's philosophy, objectives and market data in approving these recommendations.

Role of Compensation Consultants in the Compensation Process. The Compensation Committee's charter provides the Compensation Committee with the authority to retain a compensation consulting firm in its discretion.

Role of Say-on-Pay Advisory Votes in the Compensation Process. The Compensation Committee and the Board value the views of our shareholders and consider the outcome of "say-on-pay" votes when determining future compensation arrangements for our named executive officers. "Say-on-pay" votes are non-binding, advisory votes on the compensation of our named executive officers.

Compensation Committee Report

The Compensation Committee has reviewed and discussed this Compensation Discussion and Analysis with management. Based on the review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

Compensation Committee
Slade Gorton
Bernee D.L. Strom (Chairperson)
Robert P. Carlile

Summary Compensation Table for 2017

We refer to each person who served as Chief Executive Officer of the Company in 2017, the Company's Chief Financial Officer, and the Company's four other executive officers as of December 31, 2017 collectively as "named executive officers." This table shows certain information about the compensation we paid each of the Company's named executive officers.

						All Other
	Fiscal			Stock	Option	Compensation
Name and Principal Position	Year	Salary	Bonus (5)	Awards (6)	Awards (6)	(7)(8)	Total

Alexander Y. Tokman (1)(2)	2017	$403,053	$165,822	$-	$147,719	$9,087	$725,681
Former President, Chief Executive Officer and Director	2016	364,443	177,666	10,934	232,227	7,622	792,892
	2015	362,360	140,528	-	444,209	3,464	950,561
Perry M. Mulligan (1)(3)	2018	-	25,000	-	-	-	25,000
Chief Executive Officer and Director	2017	93,728	-	215,750	114,119	75,672	499,269
Stephen P. Holt	2018	-	72,500	-	-	-	72,500
Chief Financial Officer	2017	230,186	62,770	-	64,012	6,215	363,183
	2016	221,459	65,295	-	58,057	7,399	352,210
	2015	214,942	50,676	-	111,052	2,336	379,006
Dale E. Zimmerman	2018	-	65,000	-	-	-	65,000
Vice President, Research and Development	2017	226,123	62,583	-	64,012	-	352,718
	2016	220,798	65,700	-	58,057	-	344,555
	2015	216,583	41,840	-	111,052	-	369,475
David J. Westgor	2018	-	67,000	-	-	-	67,000
Vice President, General Counsel and Secretary	2017	227,194	61,718	-	64,012	6,954	359,878
	2016	217,745	64,200	-	58,057	5,549	345,551
	2015	210,250	49,200	-	111,052	2,026	372,528
Sumit Sharma(4)	2018	-	70,000	-	-	-	70,000
Vice President, Engineering & Operations	2017	213,333	60,600	-	128,023	5,143	407,099

(1)

Effective November 13, 2017, Mr. Tokman resigned as Chief Executive Officer and Director of MicroVision, Inc. and Mr. Mulligan was appointed as Chief Executive Officer, in addition to his role as Director of the Company. Mr. Tokman served as President through the end of 2017 to assist with the transition. Compensation for Mr. Mulligan is reported for fiscal 2017, the year in which he became Chief Executive Officer of the Company.

(2)	In 2016 Mr. Tokman elected to receive restricted stock awards in lieu of an increase in base salary.
(3)

Mr. Mulligan's compensation includes the following payments to him in his capacity as Director prior to his appointment as Chief Executive Officer: salary, $46,000 (representing director fees earned or paid in cash); stock awards, $19,500.

(4)	Compensation for Mr. Sharma is reported for fiscal 2017, the year in which he became an executive officer of the Company.
(5)	Bonuses payable in year presented, earned in prior year.
(6)	Reflects the fair value of stock and option awards on the grant date in accordance with FASB ASC Topic 718.
(7)

Perquisites and other personal benefits are valued on an aggregate incremental cost basis. All figures shown below in footnote 7 represent the direct dollar cost incurred in providing these perquisites and other personal benefits to the named executive officers.

(8)	The table below shows all other amounts under All Other Compensation for fiscal 2015, 2016 and 2017:

			Perquisites	Employer
			and	contribution
	Fiscal		Personal	to 401(k)	Separation		Relocation
Name and Principal Position	Year		Benefits	account (9)	payments (10)		payments (11)

Alexander Y. Tokman	2017	$	---	$9,087	$828,737	$	---
Former President, Chief Executive Officer and Director	2016		---	7,622	---		---
	2015		---	3,464	---		---
Perry M. Mulligan	2017		---	---	---		75,672
President, Chief Executive Officer and Director
Stephen P. Holt	2017		---	6,215	---		---
Chief Financial Officer	2016		---	7,399	---		---
	2015		---	2,336	---		---
Dale E. Zimmerman	2017		---	---	---		---
Vice President, Research and Development	2016		---	---	---		---
	2015		---	---	---		---
David J. Westgor	2017		---	6,954	---		---
Vice President, General Counsel and Secretary	2016		---	5,549	---		---
	2015		---	2,026	---		---
Sumit Sharma	2017		---	5,143	---		---

(9)

This column represents the amount of matching contributions made to our qualified 401(k) retirement plan for each of our named executive officers. In June 2015, the Company began making contributions to our qualified 401(k) retirement plan for all employees.

(10)	This column represents the amounts paid to or accrued for Mr. Tokman pursuant to the Letter Agreement described below.
(11)	This column represents the reimbursement of Mr. Mulligan's relocation expenses in connection with his employment as Chief Executive Officer pursuant to his Employment Agreement described below.

Grants of Plan-Based Awards During 2017

The following table shows grants of plan based awards to our named executive officers in 2017:

		Estimated Possible	All Other	All Other
		Payments Under	Stock Awards:	Option Awards:
		Non-Equity	Number of	Number of	Exercise or	Grant Date
		Incentive	Shares of	Securities	Base Price of	Fair Value of
		Plan Awards	Stock or	Underlying	Option	Stock and
Name	Grant Date	Target	Units	Options	Awards (1)	Option Awards (2)

Alexander Y. Tokman	2/8/2017	$-	-	150,000	$1.67	$147,719
Perry M. Mulligan	11/13/2017	31,023	135,000	125,000	1.57	329,869
Stephen P. Holt	2/8/2017	92,074	-	65,000	1.67	64,012
Dale E. Zimmerman	2/8/2017	90,449	-	65,000	1.67	64,012
David J. Westgor	2/8/2017	90,878	-	65,000	1.67	64,012
Sumit Sharma	2/8/2017	85,333	-	130,000	1.67	128,023

(1)	All option awards were granted with an exercise price equal to the closing price of our common stock on the NASDAQ Global Market on the date of grant.
(2)	Reflects the fair value of option and stock awards on the date of grant in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at Year-End 2017

The following table shows outstanding equity awards for our named executive officers as of December 31, 2017:

		Number of	Number of
		Securities	Securities					Market Value
		Underlying	Underlying			Number of		of Shares of
		Unexercised	Unexercised	Option	Option	Shares of Stock		Stock That
		Options	Options	Exercise	Expiration	That Have Not		Have Not
Name		Exercisable	Unexercisable	Price	Date	Vested		Vested (7)

Alexander Y. Tokman	(1)	18,509	---	$17.84	12/31/2018	---	$	---
	(3)	8,594	---	17.84	12/31/2018	---		---
	(1)	16,714	---	14.88	12/31/2018	---		---
	(3)	8,750	---	14.88	12/31/2018	---		---
	(1)	13,928	---	27.28	12/31/2018	---		---
	(3)	5,878	---	27.28	12/31/2018	---		---
	(4)	80,000	---	1.80	12/31/2018	---		---
	(2)	2,807	---	2.28	12/31/2018	---		---
	(2)	225,000	---	2.28	12/31/2018	---		---
	(1)	150,000	---	1.76	12/31/2018	---		---
	(1)	100,000	---	3.26	12/31/2018	---		---
	(1)	50,000	---	1.89	12/31/2018	---		---
	(1)	37,500	---	1.67	12/31/2018	---		---
Perry M. Mulligan	(3)(6)	1,875	---	22.64	7/30/2020	---		---
	(5)(6)	1,875	---	22.64	7/30/2020	---		---
	(5)(6)	1,875	---	9.20	6/9/2021	---		---
	(5)(6)	15,000	---	3.08	6/7/2022	10,000		16,300
	(1)	---	125,000	1.57	11/13/2027	125,000		203,750
Stephen P. Holt	(1)	40,000	---	2.20	5/7/2023	---		---
	(2)	40,000	---	2.28	8/8/2023	---		---
	(1)	37,500	12,500	1.76	6/3/2024	---		---
	(1)	25,000	25,000	3.26	6/2/2025	---		---
	(1)	12,500	37,500	1.89	6/1/2026	---		---
	(1)	16,250	48,750	1.67	2/8/2027	---		---
Dale E. Zimmerman	(1)	3,750	---	7.62	8/4/2021	---		---
	(4)	40,000	---	1.80	8/3/2022	---		---
	(2)	65,000	---	2.28	8/8/2023	---		---
	(1)	37,500	12,500	1.76	6/3/2024	---		---
	(1)	25,000	25,000	3.26	6/2/2025	---		---
	(1)	12,500	37,500	1.89	6/1/2026	---		---
	(1)	16,250	48,750	1.67	2/8/2027	---		---
David J. Westgor	(1)	1,888	---	17.84	3/25/2018	---		---
	(3)	625	---	17.84	3/25/2018	---		---
	(3)	1,750	---	14.88	4/23/2019	---		---
	(1)	2,805	---	14.88	4/23/2019	---		---
	(1)	1,876	---	27.28	4/26/2020	---		---
	(3)	1,032	---	27.28	4/26/2020	---		---
	(1)	1,467	---	10.40	4/6/2021	---		---
	(4)	15,000	---	1.80	8/3/2022	---		---
	(2)	15,000	---	2.28	8/8/2023	---		---
	(1)	37,500	12,500	1.76	6/3/2024	---		---
	(1)	25,000	25,000	3.26	6/2/2025	---		---
	(1)	12,500	37,500	1.89	6/1/2026	---		---
	(1)	16,250	48,750	1.67	2/8/2027	---		---
Sumit Sharma	(1)	10,000	10,000	3.16	10/7/2025	---		---
	(1)	12,500	37,500	1.89	6/1/2026	---		---
	(1)	32,500	97,500	1.67	2/8/2027	---		---

(1)	The indicated option vests 25% on each anniversary of the grant date.
(2)	The indicated option vests 33% on each anniversary of the grant date.
(3)	The indicated options vested 100% on the date of grant.
(4)	The indicated options vested 34% on 8/15/2012, 33% on 8/15/2013 and 33% on 8/15/2014.
(5)	The indicated option vests on the earlier of the day prior to the date of the Company's annual meeting of shareholders next following the date of grant, or one year from the date of grant.
(6)	The indicated option was awarded to Mr. Mulligan as a member of the Board of Directors.
(7)	The market value of shares of stock that have not vested is based on a price per share of $1.63, the closing sale price of the Company's common stock as of December 29, 2017 as reported by NASDAQ.

Option Exercises and Stock Vested During 2017

None of our named executive officers exercised stock options, and no shares were acquired upon vesting of stock awards held by our named executive officers, during 2017.

Potential Payments upon Termination or Change in Control

All of our named executive officers, except for Mr. Tokman (who is no longer employed by the Company) and Mr. Mulligan, are employed at will and do not have employment agreements. Mr. Mulligan's employment agreement is summarized below. Under the 2013 Incentive Plan, 100% of each of the named executive officers' options which have not been exercised will become fully vested and immediately exercisable upon a change of control of the Company that does not result in an assumption, substitution or pay off of such award by the acquiring company. In addition, 100% of each named executive officer's restricted stock units will become fully vested upon a change of control at the Company.

The following table sets forth aggregate estimated payment obligations to each of our named executive officers assuming a termination without cause, or a change in control, occurred on December 31, 2017:

				Payments Due in Connection
		Payments Due in Connection		with a Change of Control and
		with a Termination of		Termination of
		Employment without Cause or		Employment without Cause or		Payments Due in Connection
Name		for Good Reason		for Good Reason (1)		with Change in Control (2)

Alexander Y. Tokman(3)	$	---	$	---	$	---
Perry M. Mulligan		569,547		74,160		15,000
Stephen P. Holt		14,284		454,278		---
Dale E. Zimmerman		24,343		417,755		---
David J. Westgor		29,748		430,819		---
Sumit Sharma		10,000		425,226		---

(1)

We included the estimated intrinsic value of accelerating any award of stock options or awards that are accelerated upon a change in control. In the case of a change in control, we assumed that all such awards would be cashed out at closing using the closing price of our common stock on the NASDAQ Global Market on December 29, 2017, which was $1.63 per share. See the section titled "Outstanding Equity Awards at Fiscal Year-End 2017" for information regarding unvested equity awards.

(2)	See "Severance and Employment Agreements-Change of Control Severance Plan."
(3)	Mr. Tokman is no longer employed by the Company and therefore is not entitled to the payments described in this section.

Severance and Employment Agreements

Mr. Mulligan's Employment Agreement

Payment upon Termination. Under Mr. Mulligan's employment agreement with the Company dated November 21, 2017, as amended, if he dies, becomes disabled, retires, terminates his employment other than for "good reason" or is terminated by us for "cause," he will be provided his earned but unpaid base salary, earned but unused vacation time, any bonus compensation for the prior year which is unpaid on the date of termination to the extent bonuses are paid to other officers, 12 months of certain group and medical benefits for Mr. Mulligan's family and any business expenses which have not yet been reimbursed by us. If we terminate him "other than for cause," or if he terminates his employment for "good reason," he will receive, in addition to the amounts listed in the foregoing sentence, his base salary for 18 months following the date of his termination, plus an amount equal to his target bonus for the year prior to the termination, and we will continue to pay certain group medical and dental expenses in that 12-month period.

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

In determining whether a termination occurred with or without "cause," "cause" is deemed to exist under Mr. Mulligan's employment agreement when there is a repeated willful failure to perform or gross negligence in the performance of his duties; fraud, embezzlement or other dishonesty with respect to us; a breach of his obligations of confidentiality, non-competition, or non-solicitation against us; or commission of a felony or other crime involving moral turpitude.

In determining whether Mr. Mulligan has "good reason" to terminate his employment, "good reason" is deemed to exist when: we have failed to continue him in a certain position; there is a material diminution in the nature and scope of his responsibilities; there is a material failure of us to provide him with base salary and benefits, excluding an inadvertent failure which is cured within a certain time period; or his office is relocated more than thirty-five miles from the then-current location of our principal offices without his consent. Mr. Mulligan may only terminate his employment for good reason if he (a) gives notice to us within ninety (90) days of the initial occurrence of the event or condition constituting good reason, setting forth in reasonable detail the nature of such good reason; (b) we fail to cure within thirty (30) days following such notice; and (c) Mr. Mulligan terminates his employment within thirty (30) days following the end of the thirty (30)-day cure period (if we fail to cure).

Payment upon a Change in Control. In the event of a change of control and the termination of Mr. Mulligan's employment "other than for cause" by us within two years following a change of control, we must pay Mr. Mulligan an amount equal to one year of base salary plus a payment equal to his target bonus. The foregoing amount will be paid in a single lump sum. We must also pay the full cost of Mr. Mulligan's continued participation in our group health and dental plans for two years or, if less, for so long as he remains entitled to continue such participation under applicable law. In addition, 100% of his equity-based or equity-linked awards which have not been exercised and have not expired or been surrendered or cancelled, will become exercisable in accordance with the applicable award agreement.

Our obligation to pay the severance amounts mentioned in this "Payments upon a Termination or Change in Control" section is subject to Mr. Mulligan signing an employee release. Also, Mr. Mulligan must comply with certain confidential information and assignment of intellectual property obligations. Further, Mr. Mulligan is subject to a non-compete and non-solicit obligation for 12 months following his termination.

Mr. Tokman's Letter Agreement

On November 14, 2017, the Company and Mr. Tokman entered into a Letter Agreement regarding the terms of Mr. Tokman's separation. Pursuant to the Letter Agreement, Mr. Tokman ceased to serve in the role of Chief Executive Officer on November 13, 2017 but continued to serve in the role of President until December 31, 2017 (the "Separation Date"), after which time Mr. Tokman ceased to be employed by the Company. The Letter Agreement provides that for a period of 18 months following the Separation Date Mr. Tokman will make himself available to assist as needed with transition matters. Mr. Tokman received his salary through the Separation Date as well as pay for any vacation days earned but not yet used as of the Separation Date. In consideration for Mr. Tokman's execution of a general release and waiver of claims, Mr. Tokman will also receive (a) a monthly amount equal to $31,250, which represents Mr. Tokman's monthly base salary at his final base rate of pay for a period of 18 months following the Separation Date, payable in the form of salary continuation in accordance with the Company's customary pay practices, and (b) an amount equal to $196,000, which represents Mr. Tokman's target bonus amount for performance year 2017, payable on a pro rata basis over the same period. The Company also accelerated the vesting and exercisability of 37,500 shares of the Company's common stock subject to the stock option award granted to Mr. Tokman on February 8, 2017. Mr. Tokman continues to be subject to the non-compete and non-solicit obligations specified in his employment agreement with the Company.

Change of Control Severance Plan

In November 2011, the Company adopted a Change of Control Severance Plan (the "Severance Plan"). Under the Severance Plan, a "change of control" is defined as the occurrence of any of the following events: (i) the acquisition by any person or group of more than 50% of the then outstanding securities of the Company entitled to vote generally in the election of directors; (ii) individuals who constitute the board of directors cease for any reason to constitute at least a majority of the board, provided, however, that any individual becoming a director whose election, or nomination for election, by the Company's shareholders, was approved by a vote of at least a majority of the incumbent directors are considered as though such individual were a member of the incumbent board; (iii) certain reorganizations, recapitalizations, mergers or consolidations; (iv) the sale, transfer or other disposition of all or substantially all of the assets of the Company; or (v) approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

In the event that a "designated participant," including Stephen Holt, Sumit Sharma, David J. Westgor and Dale Zimmerman is terminated on, or during the two-year period following, a change of control, for any reason other than by the Company for cause (or, in the case of a participant other than a designated participant, any termination of the participant's employment, on or during the eighteen-month period following a change of control, by the Company other than for cause or by the participant for good reason), the Company will pay the participant an amount equal to one year of base salary at the rate in effect at the date of termination or, if higher, on the date of the change of control, plus a payment equal to the target bonus for which the participant is eligible, which amount shall be payable within ten business days following the later of the effective date of the release of claims described below or the date it is received by the Company. If, however, the timing associated with the execution, revocation and effectiveness of the release of claims would otherwise allow the payment described above to be made in either of two taxable years, such payment will not be made prior to the first day of the second taxable year. The Company will also pay the full cost of the participant's continued participation in the Company's group health and dental plans for one year or, if less, for so long as the participant remains entitled to continue such participation under applicable law. In addition, all options held by the participant which are not exercisable, and which have not been exercised and have not expired or been surrendered or cancelled, will become initially exercisable upon termination and will otherwise be and remain exercisable in accordance with their terms, and all other equity-based compensation awards granted to the participant, including, restricted stock and restricted stock units, will become vested and become free of restrictions.

Payment under the Plan is contingent upon the participant executing and delivering to the Company a release from all claims in any way resulting from, arising out of or connected with such participant's employment with the Company.

Pay Ratio

Following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of Perry Mulligan, our Chief Executive Officer compared to the median of the annual total compensation of our other employees.

We determined our median employee based on base salary (annualized in the case of full- and part-time employees who joined the Company during 2017) of each of our 107 employees (excluding Mr. Mulligan) as of December 1, 2017.

The annual total compensation of our median employee (other than Mr. Mulligan) for 2017 was $155,348.

As disclosed in the Summary Compensation Table above, Mr. Mulligan joined the Company on November 13, 2017 and was Chief Executive Officer on December 1, 2017. His total compensation for 2017, including an annualized base salary and initial grant of shares and options and relocation allowance, was $755,541.

Based on the foregoing, our estimate of the ratio of the annual total compensation of the Chief Executive Officer to the median of the annual total compensation of all other employees was 4.9 to 1. Given the different methods that other public companies may use to determine an estimated pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.

Director Compensation for 2017

The following table provides information concerning our non-employee directors during the year ended December 31, 2017. Mr. Tokman was not paid additional compensation for his service as Director and his compensation is fully reflected in the other tables contained in this Annual Report on Form 10-K. Mr. Mulligan's compensation for his services as Director for 2017 and as Chief Executive Officer beginning on November 13, 2017 is fully reflected in the other tables contained in this Annual Report on Form 10-K.

	Fees Earned or
Name	Paid in Cash	Stock Awards (1)(4)	Option Awards (2)(4)	Total

Robert P. Carlile (3)	$68,000	$19,500	$29,544	$117,044
Richard A. Cowell(3)	12,000	---	---	12,000
Yalon Farhi	36,500	19,500	---	56,000
Slade Gorton	47,000	19,500	---	66,500
Jeanette Horan(3)	6,000	---	---	6,000
Bernee D.L. Strom(3)	29,000	---	44,928	73,928
Brian Turner	59,250	19,500	---	78,750
Thomas M. Walker	38,250	19,500	---	57,750

(1)	Reflects the fair value of stock awards granted in 2017 in accordance with FASB ASC Topic 718.
(2)	Reflects the fair value of option awards on the grant date in accordance with FASB ASC Topic 718.
(3)

On February 8, 2017, Robert P. Carlile was elected to the Board and Jeanette Horan stepped down from the Board. Richard A. Cowell's director term expired at the Company's 2017 annual meeting of shareholders, at which time he stepped down from the Board. Bernee D.L. Strom was elected to our Board on October 9, 2017.

(4)	The following table shows the number of outstanding shares underlying option and stock awards for each of our non-employee directors as of December 31, 2017:

Name	Option Awards	Stock Awards (5)

Yalon Farhi	30,000	10,000
Robert P. Carlile	30,000	10,000
Richard A. Cowell	22,500	41,974
Slade Gorton	22,500	51,974
Jeanette Horan	22,500	41,974
Bernee D.L. Strom	30,000	---
Brian Turner	22,500	51,974
Thomas M. Walker	177,811	61,839

(5)	10,000 shares vest on the date that is the earlier of one year from the June 7, 2017 grant date, or the day before the next scheduled annual meeting of shareholders.

Each non-employee director is granted a non-statutory option to purchase 15,000 shares of common stock on the date on which he or she is first elected or appointed to the Board. These options are fully vested and immediately exercisable upon the date of grant. Under the terms of a director compensation plan approved by the Board, each of our non- employee directors also receives, upon his or her initial appointment or election and upon each subsequent reelection to the Board, an option to purchase 15,000 shares that vests in full on the earlier of (i) the day prior to the date of our annual meeting of shareholders next following the date of grant, or (ii) one year from the date of grant, provided the non-employee director continues to serve as a director on the vesting date. If a non-employee director ceases to be a director for any reason other than death or disability before his or her term expires, then any outstanding unvested options issued to such Independent Director will be forfeited. Options vested as of the date of termination for any reason other than death or disability are exercisable through the date of expiration. The exercise price for each option is equal to the closing price of our common stock as reported on the NASDAQ Global Market on the date of grant. The options generally expire on the tenth anniversary of the date of grant.

Notwithstanding the terms of the aforementioned director compensation plan, in each of our last five fiscal years, the Board has approved the issuance of 10,000 shares of the Company's restricted stock to each of our non-employee directors upon his or her reelection to the Board, in lieu of the option award described in the foregoing paragraph.

In addition, each non-employee director generally receives the following cash compensation for his or her service as a director:

  A fee of $20,000 that accrues as of the date of appointment or election to the Board, and as of the date of each subsequent reelection;

  A fee of $3,000 for the Board chair or $2,000 per director for each Board meeting attended by the director; and

  A fee of $3,000 for the committee chair or $2,000 per committee member for each committee meeting attended by the director that is held on a day other than a day on which a Board meeting is held.

All directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the Board.

Compensation Committee Interlocks and Insider Participation

All members of the Compensation Committee during 2017 were independent directors, and none of them were our employees or former employees, at the time they served on the Compensation Committee. Mr. Mulligan served on the Compensation Committee in 2017 but stepped down from the Compensation Committee at the time he assumed the role of Chief Executive Officer of the Company. During 2017, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of any other entity whose executive officer(s) served on the Compensation Committee or Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows as of February 20, 2018, the number of shares of our common stock beneficially owned by our directors and nominees, the named executive officers, and all directors and executive officers as a group and each person known by us to own beneficially more than 5% of our outstanding common stock.

Name of Beneficial Owner	Number of Share (1)	Percent of Common Stock (2)

Perry Mulligan (3)	102,307	*
Alexander Y. Tokman (4)	898,401	1.1%
Stephen P. Holt (5)	180,596	*
Sharma, Sumit (6)	55,000	*
David J. Westgor (7)	149,680	*
Dale E. Zimmerman (8)	215,298	*
Robert P. Carlile (9)	30,000	*
Richard A. Cowell (10)	68,811	*
Yalon S. Farhi (9)	30,000	*
Slade Gorton (11)	161,307	*
Jeanette Horan (10)	66,786	*
Bernie D. L. Strom (12)	15,000	*
Brian Turner (11)	89,088	*
Thomas Walker (13)	230,650	*
AWM Investment Company, Inc. (14)	7,367,231	9.4%
BlackRock, Inc. (15)	4,706,522	6.0%
All executive officers and directores as a group (14 persons) (16)	2,292,924	2.8%

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
(2) Percentage of common stock is based on 78,613,343 shares of common stock outstanding as of February 20, 2018.

(3) Includes 20,625 shares issuable upon exercise of options.
(4) Includes 717,680 shares issuable upon exercise of options.
(5) Includes 171,250 shares issuable upon exercise of options.
(6) Includes 55,000 shares issuable upon exercise of options.
(7) Includes 132,693 shares issuable upon exercise of options.
(8) Includes 200,000 shares issuable upon exercise of options.
(9) Includes 30,000 shares issuable upon exercise of options.
(10) Includes 24,375 shares issuable upon exercise of options.
(11) Includes 22,500 shares issuable upon exercise of options.
(12) Includes 15,000 shares issuable upon exercise of options.
(13) Includes 177,811 shares issuable upon exercise of options.
(14) Based solely on information set forth in a Schedule 13G filed with the SEC on February 13, 2018.
(15) Based solely on information set forth in a Schedule 13G filed with the SEC on February 1, 2018.
(16) Includes 2,292,924 shares issuable upon exercise of options.

Information as of December 31, 2017, regarding equity compensation plans approved and not approved by shareholders is summarized in the following table (in thousands, except per share data):

Equity Compensation Plan Information
	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available for
	issued upon	price of	further issuance under
	exercise of	outstanding	equity compensation
	outstanding	options, warrants	plans (excluding
	options, warrants	and rights	securities reflected in
	and rights		column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	5,034	$2.94	2,185
Equity compensation plans not approved by shareholders	-	-	-
Total	5,034		2,185

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Under the Code of Conduct adopted by us, officers, directors and employees must avoid even the appearance of a conflict of interest. Under the Code of Ethics for MicroVision Executives we have adopted, all of our executive officers must report any material transaction or relationship that reasonably could be expected to give rise to a conflict of interest. We also review questionnaires completed by all directors and executive officers for potential "related-person transactions" between us and related persons. The Board's Audit Committee is responsible for review, approval, or ratification of related-person transactions. The Audit Committee determines whether the related person has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion.

More information regarding the independence of our directors is included in Part III of this Annual Report on Form 10-K in Item 10.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountant Fees and Services

Our independent auditors, Moss Adams LLP, billed the following fees to us for audit and other services for fiscal year 2017 and fiscal year 2016, respectively:

Audit Fees

The aggregate fees billed for professional services rendered by Moss Adams LLP for the audit of our annual financial statements and the review of the financial statements included in our Quarterly Reports on Form 10-Q were $350,946 for 2017 and $352,450 for 2016.

Audit Related Fees

Audit related fees include the aggregate fees billed for professional services rendered by Moss Adams LLP in connection with the audit of the Company's 401(k) plan. Fees for audit related services totaled $14,815 in 2017 and $14,572 in 2016.

Tax Fees

Tax fees include the aggregate fees billed for professional services rendered by Moss Adams LLP in connection with federal, state and foreign tax compliance and tax advice. Fees for tax services totaled $15,313 in 2017 and $23,061 in 2016.

All Other Fees

Fees for all other services not described above include fees for subscriptions to online accounting research tools. Fees for these services totaled $2,864 and $2,728 billed by Moss Adams LLP for 2017 and 2016, respectively.

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

Audit Committee Report

Review of the Company's Audited Financial Statements

The Audit Committee serves as the representative of the Board for general oversight of the Company's financial accounting and reporting, systems of internal control, audit process, and monitoring compliance with laws and regulations and standards of business conduct. Management has responsibility for preparing the Company's financial statements, as well as for the Company's financial reporting process. Moss Adams LLP, acting as an independent registered public accounting firm, is responsible for expressing an opinion on the conformity of the Company's audited financial statements with generally accepted accounting principles.

The Audit Committee has reviewed and discussed the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2017 with the Company's management, and management represented to the Audit Committee that the Company's consolidated financial statements were prepared in conformity with generally accepted accounting principles. The Audit Committee has discussed with Moss Adams LLP, the Company's independent auditors for the fiscal year ended December 31, 2017, the matters required to be discussed by the Public Company Accounting Oversight Board (PCAOB) AS 1301, Communications with Audit Committees.

The Audit Committee received from Moss Adams LLP the written disclosures required by Rule 3526 of the PCAOB (Communication with Audit Committee Concerning Independence) and discussed with the firm its independence. Based on the review and discussions noted above, and subject to the limitations on the role and responsibilities of the Audit Committee referred to in the Charter of the Audit Committee, the Audit Committee recommended to the Board that the Company's audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for filing with the SEC.

This report of the Audit Committee shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference.

Audit Committee

Robert P. Carlile, Chairman
Bernee D.L. Strom
Brian Turner

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Documents filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements
  Report of Independent Registered Public Accounting Firm
  Consolidated Balance Sheets as of December 31, 2017 and 2016

  Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015
  Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2017, 2016 and 2015
  Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
  Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II

MicroVision, Inc.
Valuation and Qualifying Accounts and Reserves Schedule
 (In thousands)

		Additions
	Balance at	Charges		Charges		Balance
	beginning of	to costs and		to other		at end of
Year Ended December 31,	fiscal period	expenses		accounts	Deductions	fiscal period
2015
Allowance for receivables from related parties	$400	$-		$-	$(30)	$370
Tax valuation allowance	156,671	-		4,489	-	161,160

2016
Allowance for receivables from related parties	$370	$-	$		$(370)	$-
Tax valuation allowance	161,160	-		5,684	-	166,844

2017
Allowance for receivables from related parties	$-	$-		$-	$-	$-
Tax valuation allowance	166,844	(55,608)		-	-	111,236

All other schedules are omitted because they are not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

3. Exhibits

The following exhibits are referenced or included in this Annual Report on Form 10-K.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of MicroVision, Inc., as amended.(4)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc.(6)
3.3	Bylaws of MicroVision, Inc. (7)
4.1	Form of Specimen Stock Certificate for Common Stock.(1)
4.2	Form of Warrant dated March 18, 2014 issued under the Securities Purchase Agreement dated as of March 13, 2014 by and between MicroVision, Inc. and the investors named therein.(8)
10.1	2013 MicroVision, Inc. Incentive Plan, as amended.(9)*
10.2	Independent Director Stock Option Plan, as amended.(2)*
10.3	Employment Agreement between MicroVision, Inc. and Alexander Y. Tokman dated April 7, 2009.(3)
10.4	Third Amendment to Lease Agreement between BRE WA Office Owner, LLC and MicroVision, Inc., dated July 25, 2017.
10.5	Change of Control Severance Plan.(5)
10.6	Letter Agreement between MicroVision, Inc. and Alexander Y. Tokman dated November 14, 2017.
10.7	Employment Agreement between MicroVision, Inc. and Perry Mulligan dated November 21, 2017.
23.1	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP.
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(6) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 17, 2012.
(7) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 27, 2013.
(8) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 13, 2014.
(9) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2017.

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
Date: February 23, 2018	By	/s/ Perry M. Mulligan Perry M. Mulligan Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on February 23, 2018.

Signature	Title
/s/ Perry M. Mulligan Perry M. Mulligan	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Stephen P. Holt Stephen P. Holt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Robert P. Carlile Robert P. Carlile	Director

/s/ Yalon Farhi Yalon Farhi	Director

/s/ Slade Gorton Slade Gorton	Director

/s/ Bernee D.L. Strom Bernee D.L. Strom	Director

/s/ Brian V. Turner Brian V. Turner	Director

/s/ Thomas M. Walker Thomas M. Walker	Director