Form 10-Q
period 2018-03-31
MICROVISION, INC.
filed 2018-05-10
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the registrant's common stock outstanding as of May 7, 2018 was 78,613,343.

PART I

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$7,228	$16,966
Accounts receivable, net of allowances of $26 and $26, respectively	2,502	15
Costs and estimated earnings in excess of billings on uncompleted contracts	258	680
Inventory	4,519	4,541
Other current assets	1,547	1,015
Total current assets	16,054	23,217

Property and equipment, net	2,950	3,251
Restricted cash	435	435
Intangible assets, net	573	602
Other assets	2,506	2,262
Total assets	$22,518	$29,767

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$1,989	$3,063
Accrued liabilities	6,607	5,864
Billings on uncompleted contracts in excess of related costs	4	5
Other current liabilities	10,103	10,142
Total current liabilities	18,703	19,074

Deferred rent, net of current portion	366	302
Other long-term liabilities	163	305
Total liabilities	19,232	19,681

Commitments and contingencies (Note 7)

Shareholders' equity
Preferred stock, par value $0.001; 25,000 shares authorized; zero and
zero shares issued and outstanding	-	-
Common stock, par value $0.001; 100,000 shares authorized;
78,613 and 78,597 shares issued and outstanding at March 31,
2018 and December 31, 2017, respectively	79	79
Additional paid-in capital	529,205	528,873
Accumulated deficit	(525,998)	(518,866)
Total shareholders' equity	3,286	10,086
Total liabilities and shareholders' equity	$22,518	$29,767

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Royalty revenue	$11	$97
Contract revenue	2,177	471
Total revenue	2,188	568

Cost of product revenue	238	213
Cost of contract revenue	1,635	403
Total cost of revenue	1,873	616

Gross profit	315	(48)

Research and development expense	4,828	3,318
Sales, marketing, general and administrative expense	2,607	2,580
Total operating expenses	7,435	5,898

Loss from operations	(7,120)	(5,946)

Other expenses, net	(12)	(3)

Net loss	$(7,132)	$(5,949)

Net loss per share - basic and diluted	$(0.09)	$(0.09)

Weighted-average shares outstanding - basic and diluted	78,610	68,113

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(7,132)	$(5,949)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation	419	85
Amortization of intangible assets	29	29
Share-based compensation expense	320	310
Inventory write-downs	4	-
Other non-cash adjustments	(10)	(16)

Change in:
Accounts receivable, net	(2,487)	85
Costs and estimated earnings in excess of billings on uncompleted contracts	422	(256)
Inventory	18	(819)
Other current and non-current assets	(702)	(79)
Accounts payable	(1,010)	(320)
Accrued liabilities	755	315
Billings on uncompleted contracts in excess of related costs	(1)	(106)
Other current liabilities	(39)	(8)
Other long-term liabilities	(142)	-
Net cash used in operating activities	(9,556)	(6,729)

Cash flows from investing activities
Purchases of property and equipment	(182)	(755)
Net cash used in investing activities	(182)	(755)

Change in cash, cash equivalents, and restricted cash	(9,738)	(7,484)
Cash, cash equivalents, and restricted cash at beginning of period	17,401	15,574
Cash, cash equivalents, and restricted cash at end of period	$7,663	$8,090

Supplemental schedule of non-cash investing and financing activities
Non-cash additions to property and equipment	$101	$713

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of
March 31, 2018 and December 31, 2017:
	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$7,228	$16,966
Restricted cash	435	435
Cash, cash equivalents and restricted cash	$7,663	$17,401

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. MANAGEMENT'S STATEMENT

The Condensed Consolidated Balance Sheets as of March 31, 2018, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, have been prepared by MicroVision, Inc. ("we" or "our") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at March 31, 2018 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (SEC). The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. At March 31, 2018, we had $7.2 million in cash and cash equivalents.

Based on our current operating plan that includes expected proceeds from a development contract signed in April 2017 with a major technology company and including expected payments totaling $10.0 million under a licensing agreement that was executed with a customer in May 2018, we anticipate that we have sufficient cash and cash equivalents to fund our operations through December 2018. Our receipt of proceeds under our April 2017 development contract is subject to our completion of certain milestones, and we can provide no assurance that such milestones will be completed. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing investments in our production capacities, research and development projects, staff, operating costs, and capital expenditures.

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

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net loss available for common shareholders - basic and diluted	$(7,132)	$(5,949)

Denominator:
Weighted-average common shares outstanding - basic and diluted	78,610	68,113

Net loss per share - basic and diluted	$(0.09)	$(0.09)

For the three months ended March 31, 2018 and 2017, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive: options outstanding and warrants exercisable into a total of 6,946,000 and 8,997,000 shares of common stock, respectively, and 185,000 and 50,000 nonvested restricted stock units, respectively.

3. REVENUE RECOGNITION

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606), an updated standard on revenue recognition. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. We implemented ASU 2014-09 as of January 1, 2018 using the full retrospective approach, meaning we will restate each prior reporting period presented.

We performed a review of our revenue generating contracts with customers subject to ASU 2014-09, and implementation of this standard has the following material impacts on our financial statements:

i. Timing of revenue recognition under the PicoP® scanning technology license agreement we signed with Sony in March 2015. Under previous guidance, we had been recognizing the upfront license fee payment of $8.0 million on a straight-line basis over a period of eight years. Under the new guidance, the entire $8.0 million upfront license fee payment was recognized in the first quarter of 2015. The result of this change in timing resulted in a decrease of $7.2 million in our beginning 2016 accumulated deficit balance and a reduction in our short- term deferred revenue balance of $1.0 million and long-term deferred revenue balance of $6.1 million. Royalty revenue for each of the years ended December 31, 2016 and 2017 was reduced by approximately $1.0 million.

ii. Timing of revenue recognition on product sales. Previously, we recognized revenue after expiration of the contractual acceptance period. Under the new guidance, we recognize revenue when control of the product transfers to the buyer, which may occur before the expiration of the contractual acceptance period. The result of this change was a net decrease in our beginning 2016 accumulated deficit of $527,000, as well as a shift in revenue and cost recognition to earlier quarters in 2016 and 2017.

Accounting policy as a result of adopting Topic 606

The following is a description of principal activities from which we generate revenue. Revenues are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We generate all of our revenue from contracts with customers.

We evaluate contracts based on the 5-step model as stated in Topic 606 as follows: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price, and (v) recognize revenue when (or as) performance obligations are satisfied.

A contract contains a promise (or promises) to transfer goods or services to a customer. A performance obligation is a promise (or a group of promises) that is distinct, as defined in the revenue standard.

The transaction price is the amount of consideration an entity expects to be entitled to from a customer in exchange for providing the goods or services. A number of factors should be considered to determine the transaction price, including whether there is variable consideration, a significant financing component, noncash consideration, or amounts payable to the customer. The determination of variable consideration will require a significant amount of judgment. In estimating the transaction price we will use either the expected value method or the most likely amount method.

The transaction price is allocated to the separate performance obligations in the contract based on relative standalone selling prices. Determining the relative standalone selling price can be challenging when goods or services are not sold on a standalone basis. The revenue standard sets out several methods that can be used to estimate a standalone selling price when one is not directly observable. Allocating discounts and variable consideration must also be considered. Allocating the transaction price can require significant judgement on our part.

Revenue is recognized when (or as) the customer obtains control of the good or service/performance obligations are satisfied. Topic 606 provides guidance to help determine if a performance obligation is satisfied at a point in time or over time. Where a performance obligation is satisfied over time, the related revenue is also recognized over time.

Product revenue

We sell our products to customers under a contract or by purchase order. We consider the sale of each individual item to be one performance obligation. The transaction price is generally either at stated product price per quantity or at a fixed amount at contract inception. Revenue is recognized under Topic 606 when the product is shipped to the customer because control passes to the customer at the point of shipment. Our product sales generally include acceptance provisions, however, because we generally can objectively determine that we have met agreed-upon customer specifications prior to shipment, control of the item passes at the time of shipment.

Royalty revenue

We recognize revenue on upfront license fees at a point in time if the nature of the license granted is a right-to-use license, representing functional intellectual property with significant standalone functionality. If the nature of the license granted is a right-to-access license, representing symbolic intellectual property, which excludes significant standalone functionality, we recognize revenue over the period of time we have ongoing obligations under the agreement. We will recognize revenue from sales-based royalties on the basis of the quarterly reports provided by our customer as to the number of royalty-bearing products sold or otherwise distributed. In the event that reports are not received, we will estimate the number of royalty-bearing products sold by our customers.

Contract revenue

Our contract revenue in a particular period is dependent upon when we enter into a contract, the value of the contracts we have entered into, and the availability of technical resources to perform work on the contracts. We recognize contract revenue either at a point in time, or over time, depending upon the characteristics of the individual contract. If control of the deliverable(s) occur over time, the revenue is recognized in proportion to the transfer of control. If control passes to the customer only upon completion and transfer of the asset, revenue is recognized at the completion of the contract. In contracts that include significant customer acceptance provisions, we recognize revenue only upon acceptance of the deliverable(s).

We identify each performance obligation in our development contracts at contract inception. The contracts generally include product development and customization specified by the customer. In contracts with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the contract. Performance obligations that are not distinct at contract inception are combined.

Our development contracts are primarily fixed-fee contracts. If control of deliverables occurs over time, we recognize revenue on fixed fee contracts on the proportion of total cost expended (under Topic 606, the `input method') to the total cost expected to complete the contract performance obligation. For contracts that require the input method for revenue recognition, the determination of the total cost expected to complete the performance obligations on fixed fee contracts involves significant judgment. We incorporate revisions to hour and cost estimates when the causal facts become known.

Disaggregation of revenue

The following table provides information about disaggregated revenue by timing of revenue recognition, (in thousands):

	Three Months Ended March 31, 2018
	Product	Royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$11	$99	$110
Product and services transferred over time	-	-	2,078	2,078
Total	$-	$11	$2,177	$2,188

	Three Months Ended March 31, 2017
	Product	Royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$97	$257	$354
Product and services transferred over time	-	-	214	214
Total	$-	$97	$471	$568

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands):

	March 31,	December 31,
	2018	2017

Accounts receivable, net	$2,502	$15
Costs and estimated earnings in excess of billings on uncompleted contracts	258	680
Other current assets	11	70
Billings on uncompleted contracts in excess of related costs	4	5
Other current liabilities	10,000	10,000

Under Topic 606, our rights to consideration are presented separately depending on whether those rights are conditional or unconditional. We will present our unconditional rights to consideration as "accounts receivable" in our Consolidated Balance Sheet.

Contract assets will represent rights to consideration that are subject to a condition other than the passage of time, and will be comprised primarily of costs and estimated profits in excess of billings on uncompleted contracts and estimated accrued sales-based royalty revenue.

Contract costs in excess of billing will be included in the "Costs and estimated earnings in excess of billings on uncompleted contracts" line of our Consolidated Balance Sheet, and sales-based royalties will be included in "Other current assets". This does not represent a change in presentation for contract fulfillment costs; however, for sales-based royalty revenue, this revenue was previously not recognized until quarterly royalty reporting had been received from our customer. Under Topic 606, once quarterly royalty reporting has been received, the related contract assets will be transferred to accounts receivable.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	March 31,	December 31,
	2018	2017	$ Change	% Change

Contract assets	$258	$680	$(422)	(62.1)
Contract liabilities	(4)	(5)	1	(20.0)
Net contract assets (liabilities)	$254	$675	$(421)	(62.4)

In the first quarter of 2018, we recognized revenue of $2.1 million related to the contract with a major technology company we entered into in April 2017. Of this amount $680,000 was included in contract assets at January 1, 2018.

Contract acquisition costs

Regarding the adoption of Topic 606, we are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. We currently do not pay any commissions upon the signing of a contract; therefore, no commission cost has been incurred as of March 31, 2018.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenue does not include the $10 million upfront payment received from a major technology company to develop an LBS display system due to uncertainty around the timing of recognition. Additionally, the estimated revenue does not include amounts of variable consideration attributable to royalties or unexercised contract renewals (in thousands):

	Remainder of 2018	2019

Product revenue	$4,308	$-
Contract revenue	6,358	884

Impacts to Previously Reported Results

In accordance with Topic 606, the disclosure of the impact of adoption to our condensed consolidated statements of operations and balance sheets was as follows (in thousands, except per share data):

	Three Months Ended March 31, 2017
	As previously	New revenue	As
	reported	standard adjustment	restated

Royalty revenue	$535	$(438)	$97
Contract revenue	257	214	471
Cost of contract revenue	325	78	403
Net loss	(5,647)	(302)	(5,949)
Net loss per share - basic and diluted	(0.08)	(0.01)	(0.09)

	December 31, 2017
	As previously	New revenue	As
	reported	standard adjustment	restated

Costs and estimated earnings incurred on uncompleted contracts	$680	$-	$680
Other current assets	945	70	1,015
Billings on uncompleted contracts	5	-	5
Deferred revenue - current	999	(999)	-
Deferred revenue - noncurrent	4,151	(4,151)	-
Shareholders' equity:
Accumulated deficit	(524,086)	5,220	(518,866)

Adoption of the standards related to revenue recognition had no impact to cash from or used in operating, investing, or financing activities on our consolidated cash flows statements.

4. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND SUPPLIERS

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of March 31, 2018, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

Concentration of major customers and suppliers

For the three months ended March 31, 2018, one commercial customer accounted for $2.1 million in revenue, representing 95% of our total revenue. For the three months ended March 31, 2017, one commercial customer accounted for $215,000 in revenue, representing 38% of our total revenue, a second commercial customer accounted for $204,000 in revenue, representing 36% of our total revenue, and a third commercial customer accounted for $97,000 in revenue, representing 17% of our total revenue. One commercial customer accounted for $2.5 million, or 99.9% of our net accounts receivable balance at March 31, 2018.

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

5. INVENTORY

Inventory consists of the following:

	March 31,	December 31,
(in thousands)	2018	2017
Raw materials	$53	$53
Finished goods	4,466	4,488
	$4,519	$4,541

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

The following table summarizes the amount of share-based compensation expense by line item in the statements of operations:

Share-based compensation expense	Three Months Ended
	March 31,
(in thousands)	2018	2017
Cost of product revenue	$-	$8
Research and development expense	179	105
Sales, marketing, general and administrative expense	141	197
	$320	$310

Options activity and positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2018:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding as of March 31, 2018	4,973,000	$2.72	6.4	$2,000

Exercisable as of March 31, 2018	2,769,000	$3.32	4.7	$-

As of March 31, 2018, our unrecognized share-based employee compensation related to stock options was $2.1 million which we plan to amortize over the next 2.5 years, and our unamortized share-based compensation related to RSUs was $204,000 which we plan to amortize over the next 3.2 years.

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

Purchase commitments

At March 31, 2018, we had $5.4 million in open purchase obligations that represent commitments to purchase inventory, materials, capital equipment, and other goods used in the normal operation of our business.

Adverse purchase commitments

As of March 31, 2018, we had $500,000 accrued for commitments to purchase materials for the SHOWWXTM pico projector that were in excess of estimated future proceeds from sales of that product.

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

9. RECENT ACCOUNTING PRONOUNCEMENTS

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

10. SUBSEQUENT EVENTS

In May 2018, we signed a five-year license agreement with a customer granting them exclusive license to our LBS technology for display-only applications. As part of the agreement, we will receive $10 million in license fees in 2018. An initial payment of $5 million is scheduled to be paid in Q2 2018, and a second payment of $5 million is scheduled to be paid in October 2018. The contract includes requirements that must be met in order to maintain exclusivity. In addition to the up-front license fees, we expect payments for non-recurring engineering expenses associated with process and product transfer and qualification milestones, and component sales.

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

Our strategy includes selling LBS engines to original design manufacturers (ODMs) and original equipment manufacturers (OEMs). We plan to offer three scanning engines to support a wide array of applications: a small form factor display engine for consumer products, an interactive scanning engine for smart Internet of Things (IoT) products, and a light detection and ranging (LiDAR) engine for consumer electronic applications. We also are developing LiDAR for automotive collision avoidance systems.

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

Key accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that materially affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We evaluate our estimates on a continuous basis. We base our estimates on historical data, terms of existing contracts, our evaluation of trends in the information display and 3D sensing industries, information provided by our current and prospective customers and strategic partners, information available from other outside sources and on various other assumptions we believe to be reasonable under the circumstances. The results form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Except for policy changes in accounting for revenues associated with our adoption of Topic 606 (see Note 3 "Revenue Recognition" in the Notes to Condensed Consolidated Financial Statements in Item 1), there have been no significant changes to our critical accounting judgments, policies, and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of operations

Product revenue

Product revenue is revenue from sales of our products which are LBS engines, MEMS and ASICs. Revenue is recognized under Topic 606 when the product is shipped to the customer because control passes to the customer at the point of shipment. Our product sales generally include acceptance provisions, however, because we generally can objectively determine that we have met agreed-upon customer specifications prior to shipment, control of the item passes at the time of shipment. Our quarterly product revenue may vary substantially due to the timing of product orders from customers, product shipments, production constraints and availability of components and raw materials.

We did not recognize any product revenue during the three months ended March 31, 2018 and 2017. Product revenue backlog during the three months ended March 31, 2018 was $4.3 million.

Royalty revenue

(in thousands)	2018	2017	$ change	% change
Three Months Ended March 31,	$11	$97	$(86)	(88.7)

Royalty revenue is revenue under license agreements to our PicoP® scanning technology. We recognize revenue on upfront license fees at a point in time if the nature of the license granted is a right-to-use license, representing functional intellectual property with significant standalone functionality. If the nature of the license granted is a right-to-access license, representing symbolic intellectual property, which excludes significant standalone functionality, we recognize revenue over the period of time we have ongoing obligations under the agreement. We will recognize revenue from sales-based royalties on the basis of the quarterly reports provided by our customer as to the number of royalty-bearing products sold or otherwise distributed. In the event that reports are not received, we will estimate the number of royalty-bearing products sold by our customers.

Contract revenue

(in thousands)	2018	2017	$ change	% change
Three Months Ended March 31,	$2,177	$471	$1,706	362.2

Contract revenue includes revenue from performance on development contracts and the sale of prototype units and evaluation kits based on our PicoP® scanning engine. Our contract revenue in a particular period is dependent upon when we enter into a contract, the value of the contracts we have entered into, and the availability of technical resources to perform work on the contracts. We recognize contract revenue either at a point in time, or over time, depending upon the characteristics of the individual contract. If control of the deliverable(s) occur over time, the revenue is recognized in proportion to the transfer of control. If control passes to the customer only upon completion and transfer of the asset, revenue is recognized at the completion of the contract. In contracts that include significant customer acceptance provisions, we recognize revenue only upon acceptance of the deliverable(s).

We identify each performance obligation in our development contracts at contract inception. The contracts generally include product development and customization specified by the customer. In contracts with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the contract. Performance obligations that are not distinct at contract inception are combined.

Our development contracts are primarily fixed-fee contracts. If control of deliverables occurs over time, we recognize revenue on fixed fee contracts on the proportion of total cost expended (under Topic 606, the "input method") to the total cost expected to complete the contract performance obligation. For contracts that require the input method for revenue recognition, the determination of the total cost expected to complete the performance obligations on fixed fee contracts involves significant judgment. We incorporate revisions to hour and cost estimates when the causal facts become known.

In April 2017, we signed a contract with a major technology company to develop an LBS display system.  Under the terms of this agreement, we may receive $14.0 million in fees for development work contingent on completion of milestones. As of March 31, 2018, we have received $4.0 million in fees for development work. We are recognizing revenue on the $14.0 million in development fees over time, utilizing the input method of total costs expended to total cost expected to complete the performance obligation. As of March 31, 2018, we have recognized $6.8 million of contract revenue from development fees on this agreement.

The increase in contract revenue during the three months ended March 31, 2018 compared to the same period in 2017 was attributed to increased contract activity. Our contract backlog, including orders for prototype units and evaluation kits, at March 31, 2018 and 2017 was approximately $7.2 million and $1.7 million, respectively. The April 2017 development contract represents $7.2 million of the contract backlog and is scheduled for completion during the first quarter of 2019.

Cost of product revenue

		% of		% of
		product		product
(in thousands)	2018	revenue	2017	revenue	$ change	% change
Three Months Ended March 31,	$238	N/A	$213	N/A	$25	11.7

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

Cost of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of manufacturing overhead expense and the volume of direct material purchased. Cost of product revenue was higher during the three months ended March 31, 2018 compared to the same period in 2017 due to higher depreciation.

During the three months ended March 31, 2018, we did not expense manufacturing overhead associated with production capacity in excess of production requirements. During the three months ended March 31, 2017, we expensed $245,000 of manufacturing overhead associated with production capacity in excess of production requirements. Additionally, during the three months ended March 31, 2018, we recorded a provision for scrap of $4,000 compared to zero during the same period in 2017.

Cost of contract revenue

		% of		% of
		contract		contract
(in thousands)	2018	revenue	2017	revenue	$ change	% change
Three Months Ended March 31,	$1,635	75.1	$403	85.6	$1,232	305.7

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

The increase in the cost of contract revenue during the three months ended March 31, 2018 was primarily attributed to the direct and indirect costs incurred related to the April 2017 development contract.

Research and development expense

(in thousands)	2018	2017	$ change	% change
Three Months Ended March 31,	$4,828	$3,318	$1,510	45.5

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

The increase in research and development expense during the three months ended March 31, 2018 compared to the same period in 2017 was attributable to higher costs related to subcontractors and increased headcount and personnel-related compensation and benefits expenses related to our LBS engine development.

Sales, marketing, general and administrative expense

(in thousands)	2018	2017	$ change	% change
Three Months Ended March 31,	$2,607	$2,580	$27	1.0

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense during the three months ended March 31, 2018 compared to the same period in 2017 was attributed to increased headcount and personnel-related compensation and benefits expenses to support sales activities as well as increased rent expense, offset by lower legal fees related to commercial contracts.

Liquidity and capital resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At March 31, 2018, we had $7.2 million in cash and cash equivalents.

Based on our current operating plan that includes expected proceeds from a development contract signed in April 2017 with a major technology company and including expected payments totaling $10.0 million under a licensing agreement that was executed with a customer in May 2018, we anticipate that we have sufficient cash and cash equivalents to fund our operations through December 2018. Our receipt of proceeds under our April 2017 development contract is subject to our completion of certain milestones, and we can provide no assurance that such milestones will be completed. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing investments in our production capacities, research and development projects, staff, operating costs, and capital expenditures.

These factors raise substantial doubt regarding our ability to continue as a going concern. Our unaudited consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating activities

Cash used in operating activities totaled $9.6 million during the three months ended March 31, 2018 compared to cash used in operating activities of $6.7 million during the same period in 2017. The change in cash flows from operating activities is primarily attributed to the higher net loss during the three months ended March 31, 2018 compared to the same period in 2017 as well as the timing of payments received from customers and payment made to suppliers.

Investing activities

During the three months ended March 31, 2018 and 2017, net cash used in investing activities was $182,000 and $755,000, respectively, and was primarily attributed to capital expenditures in manufacturing and production equipment.

Financing activities

During the three months ended March 31, 2018 and 2017, we had no financing activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and market liquidity risk

As of March 31, 2018, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risk is not material.

Our investment policy generally directs that the investment manager should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of March 31, 2018, we had $7.2 million in cash and cash equivalents, which are comprised of operating checking accounts and short-term, highly rated money market savings accounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  As of March 31, 2018, we had an accumulated deficit of $526.0 million.
  We incurred consolidated net losses of $518.9 million from inception through 2017, and a net loss of $7.1 million during the three months ended March 31, 2018.

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

Based on our current operating plan that includes expected proceeds from a development contract signed in April 2017 with a major technology company and including expected payments totaling $10.0 million under a licensing agreement that was executed with a customer in May 2018, we anticipate that we have sufficient cash and cash equivalents to fund our operations through December 2018. Our receipt of proceeds under our April 2017 development contract is subject to our completion of certain milestones, and we can provide no assurance that such milestones will be completed. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities.

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

For the three months ended March 31, 2018, one commercial customer accounted for $2.1 million in revenue, representing 95% of our total revenue. For the three months ended March 31, 2017, one commercial customer accounted for $215,000 in revenue, representing 38% of our total revenue, a second commercial customer accounted for $204,000 in revenue, representing 36% of our total revenue, and a third commercial customer accounted for $97,000 in revenue, representing 17% of our total revenue. Our customers take time to obtain, and the loss of a significant customer could negatively affect our revenue. Our quarterly operating results may vary significantly based upon:

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

Our backlog under open orders and agreements totaled $11.5 million as of March 31, 2018. We or our customers may be unable to meet the performance requirements and obligations under open orders or agreements, including performance specifications, milestones or delivery dates, required by such purchase orders or agreements. Furthermore, our customers may be unable or unwilling to perform their obligations thereunder on a timely basis, or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals. To the extent we are unable to perform under such purchase orders or agreements or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

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

On May 7, 2018, the closing price of our common stock was $1.37 per share.

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

MICROVISION, INC.
Date: May 10, 2018	By:	/s/ Perry M. Mulligan
Perry M. Mulligan
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Stephen P. Holt
Stephen P. Holt
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)