Form 10-Q
period 2018-06-30
MICROVISION, INC.
filed 2018-08-01
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the registrant's common stock outstanding as of July 27, 2018 was 93,073,343.

PART I

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$20,993	$16,966
Accounts receivable, net of allowances of $0 and $26, respectively	2,672	15
Costs and estimated earnings in excess of billings on uncompleted contracts	-	680
Inventory	4,505	4,541
Other current assets	1,221	1,015
Total current assets	29,391	23,217

Property and equipment, net	3,122	3,251
Restricted cash	435	435
Intangible assets, net	544	602
Other assets	2,498	2,262
Total assets	$35,990	$29,767

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$2,275	$3,063
Accrued liabilities	6,155	5,864
Deferred revenue	5,000	-
Billings on uncompleted contracts in excess of related costs	446	5
Other current liabilities	10,063	10,142
Total current liabilities	23,939	19,074

Deferred rent, net of current portion	416	302
Other long-term liabilities	21	305
Total liabilities	24,376	19,681

Commitments and contingencies (Note 8)

Shareholders' equity
Preferred stock, par value $0.001; 25,000 shares authorized; zero and
zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000 shares authorized;
93,073 and 78,597 shares issued and outstanding at June 30,
2018 and December 31, 2017, respectively	93	79
Additional paid-in capital	545,978	528,873
Accumulated deficit	(534,457)	(518,866)
Total shareholders' equity	11,614	10,086
Total liabilities and shareholders' equity	$35,990	$29,767

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Product revenue	$-	$45	$-	$45
Royalty revenue	-	106	11	203
Contract revenue	2,014	1,188	4,191	1,659
Total revenue	2,014	1,339	4,202	1,907

Cost of product revenue	326	181	564	394
Cost of contract revenue	1,355	812	2,990	1,215
Total cost of revenue	1,681	993	3,554	1,609

Gross profit	333	346	648	298

Research and development expense	6,691	3,672	11,519	6,990
Sales, marketing, general and administrative expense	2,093	2,325	4,700	4,905
Total operating expenses	8,784	5,997	16,219	11,895

Loss from operations	(8,451)	(5,651)	(15,571)	(11,597)

Other expenses, net	(8)	(5)	(20)	(8)

Net loss	$(8,459)	$(5,656)	$(15,591)	$(11,605)

Net loss per share - basic and diluted	$(0.10)	$(0.08)	$(0.19)	$(0.17)

Weighted-average shares outstanding - basic and diluted	81,321	69,373	79,973	68,747

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(15,591)	$(11,605)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation	852	172
Amortization of intangible assets	58	58
Share-based compensation expense	539	703
Inventory write-downs	4	37
Other non-cash adjustments	(23)	(31)

Change in:
Accounts receivable, net	(2,657)	(604)
Costs and estimated earnings in excess of billings on uncompleted contracts	680	-
Inventory	32	(1,438)
Other current and non-current assets	(293)	(3,289)
Accounts payable	(1,215)	(277)
Accrued liabilities	283	956
Deferred revenue	5,000	-
Billings on uncompleted contracts in excess of related costs	441	3,284
Other current liabilities	(79)	9,892
Other long-term liabilities	(284)	(17)
Net cash used in operating activities	(12,253)	(2,159)

Cash flows from investing activities
Purchases of property and equipment	(502)	(2,000)
Net cash used in investing activities	(502)	(2,000)

Cash flows from financing activities
Net proceeds from issuance of common stock and warrants	16,782	6,764
Net cash provided by financing activities	16,782	6,764

Change in cash, cash equivalents, and restricted cash	4,027	2,605
Cash, cash equivalents, and restricted cash at beginning of period	17,401	15,574
Cash, cash equivalents, and restricted cash at end of period	$21,428	$18,179

Supplemental schedule of non-cash investing and financing activities
Non-cash additions to property and equipment	$386	$285

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of June 30, 2018 and December 31, 2017:
	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$20,993	$16,966
Restricted cash	435	435
Cash, cash equivalents and restricted cash	$21,428	$17,401

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. MANAGEMENT'S STATEMENT

The Condensed Consolidated Balance Sheets as of June 30, 2018, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, have been prepared by MicroVision, Inc. ("we" or "our") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at June 30, 2018 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (SEC). The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. At June 30, 2018, we had $21.0 million in cash and cash equivalents.

Based on our current operating plan that includes expected proceeds from a development contract signed in April 2017 with a major technology company and including the $5.0 million due to us in October 2018 under a licensing agreement that was executed with a customer in May 2018, we anticipate that we have sufficient cash and cash equivalents to fund our operations through June 2019. Our receipt of proceeds under our April 2017 development contract is subject to our completion of certain milestones, and we can provide no assurance that such milestones will be completed. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing investments in our production capacities, research and development projects, staff, operating costs, and capital expenditures.

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

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net loss available for common shareholders - basic and diluted	$(8,459)	$(5,656)	$(15,591)	$(11,605)

Denominator:
Weighted-average common shares outstanding - basic and diluted	81,321	69,373	79,973	68,747

Net loss per share - basic and diluted	$(0.10)	$(0.08)	$(0.19)	$(0.17)

For the three and six months ended June 30, 2018 and 2017, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive: options outstanding and warrants exercisable into a total of 6,738,000 and 7,217,000 shares of common stock, respectively, and 125,000 and 60,000 nonvested restricted stock units, respectively.

3. LONG-TERM CONTRACTS

In May 2018, we signed a five-year license agreement with a customer granting them exclusive license to our LBS technology for display-only applications. As part of the agreement, we received a first payment of $5.0 million in June 2018, and the customer is required to make a second payment of $5.0 million in October 2018. The contract includes requirements that must be met in order to maintain exclusivity. In addition to the up-front license fees, we expect payments for non-recurring engineering expenses associated with process and product transfer and qualification milestones, and component sales.

In April 2017, we signed a contract with a major technology company to develop an LBS display system.  Under this agreement, we are working to develop a new generation of MEMS, ASICs and related firmware for a high resolution, LBS-based product that the technology company is planning to produce.  Under the agreement, we received an upfront payment of $10.0 million in 2017 and may receive up to $14.0 million in fees for development work that is expected to span through the first quarter of 2019.  Our receipt of the development fees is contingent on completion of milestones in 2017 and 2018. As of June 30, 2018, we have received $6.5 million in fees for development work and our balance sheet includes $446,000 of billings in excess of costs incurred on this contract. Upon successful completion of the development program, if the major technology company decides to manufacture the product with the MicroVision display components, the $10.0 million upfront payment would be applied as a discount to future component purchases from us. If the contract is terminated by the technology company for our failure to meet milestones, the $10.0 million upfront payment is subject to repayment. We are recognizing revenue on the $14.0 million in development fees over time based on the proportion of total cost expended (under Topic 606, the "input method") to the total cost expected to complete the contract performance obligation. For the three and six months ended June 30, 2018, we have recognized $2.0 million and $4.0 million, respectively, of contract revenue from development fees on this agreement. We have an amount equal to the $10.0 million upfront payment classified as an other current liability on the balance sheet.

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

Disaggregation of revenue

The following table provides information about disaggregated revenue by timing of revenue recognition, (in thousands):

	Three Months Ended June 30, 2018
	Product	Royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$-	$57	$57
Product and services transferred over time	-	-	1,957	1,957
Total	$-	$-	$2,014	$2,014

	Six Months Ended June 30, 2018
	Product	Royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$11	$156	$167
Product and services transferred over time	-	-	4,035	4,035
Total	$-	$11	$4,191	$4,202

	Three Months Ended June 30, 2017
	Product	Royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$45	$106	$200	$351
Product and services transferred over time	-	-	988	988
Total	$45	$106	$1,188	$1,339

	Six Months Ended June 30, 2017
	Product	Royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$45	$203	$457	$705
Product and services transferred over time	-	-	1,202	1,202
Total	$45	$203	$1,659	$1,907

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands):

	June 30,	December 31,
	2018	2017

Accounts receivable, net	$2,672	$15
Costs and estimated earnings in excess of
billings on uncompleted contracts	-	680
Other current assets	-	70
Billings on uncompleted contracts in excess
of related costs	446	5
Other current liabilities	10,000	10,000
Deferred revenue	5,000	-

Under Topic 606, our rights to consideration are presented separately depending on whether those rights are conditional or unconditional. We present our unconditional rights to consideration as "accounts receivable" in our Consolidated Balance Sheet.

Contract assets represent rights to consideration that are subject to a condition other than the passage of time, and are comprised primarily of costs and estimated profits in excess of billings on uncompleted contracts and estimated accrued sales-based royalty revenue.

Contract costs in excess of billing are included in the "Costs and estimated earnings in excess of billings on uncompleted contracts" line of our Consolidated Balance Sheet, and sales-based royalties are included in "Other current assets". This does not represent a change in presentation for contract fulfillment costs; however, for sales-based royalty revenue, this revenue was previously not recognized until quarterly royalty reporting had been received from our customer. Under Topic 606, once quarterly royalty reporting has been received, the related contract assets will be transferred to accounts receivable.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	June 30,	December 31,
	2018	2017	$ Change	% Change

Contract assets	$-	$680	$(680)	(100.0)
Contract liabilities	(446)	(5)	(441)	8,820.0
Net contract assets (liabilities)	$(446)	$675	$(1,121)	(166.1)

During the six months ended June 30, 2018, we billed $5.2 million on our development contracts. Of this amount, $680,000 was included in contract assets at December 31, 2017. We also recognized revenue of $4.0 million during the six months ended June 30, 2018, resulting in a contract liability of $446,000.

Contract acquisition costs

Regarding the adoption of Topic 606, we are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. We currently do not pay any commissions upon the signing of a contract; therefore, no commission cost has been incurred as of June 30, 2018.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenue does not include the $10.0 million upfront payment received from a major technology company to develop an LBS display system due to uncertainty around the timing of recognition. Additionally, the estimated revenue does not include amounts of variable consideration attributable to royalties or unexercised contract renewals (in thousands):

	Remainder of 2018	2019

Product revenue	$4,308	$-
Royalty revenue	10,000	-
Contract revenue	4,699	997

Impacts to Previously Reported Results

In accordance with Topic 606, the disclosure of the impact of adoption to our condensed consolidated statements of operations and balance sheets was as follows (in thousands, except per share data):

	Three Months Ended June 30, 2017
	As previously	New revenue	As
	reported	standard adjustment	restated

Product revenue	$-	$45	$45
Royalty revenue	346	(240)	106
Contract revenue	1,107	81	1,188
Cost of product revenue	135	46	181
Cost of contract revenue	810	2	812
Net loss	(5,494)	(162)	(5,656)
Net loss per share - basic and diluted	(0.08)	-	(0.08)

	Six Months Ended June 30, 2017
	As previously	New revenue	As
	reported	standard adjustment	restated

Product revenue	$-	$45	$45
Royalty revenue	881	(678)	203
Contract revenue	1,364	295	1,659
Cost of product revenue	348	46	394
Cost of contract revenue	1,135	80	1,215
Net loss	(11,141)	(464)	(11,605)
Net loss per share - basic and diluted	(0.16)	(0.01)	(0.17)

	December 31, 2017
	As previously	New revenue	As
	reported	standard adjustment	restated

Costs and estimated earnings incurred on
uncompleted contracts	$680	$-	$680
Other current assets	945	70	1,015
Billings on uncompleted contracts	5	-	5
Deferred revenue - current	999	(999)	-
Deferred revenue - noncurrent	4,151	(4,151)	-
Shareholders' equity:
Accumulated deficit	(524,086)	5,220	(518,866)

Adoption of the standards related to revenue recognition had no impact to cash from or used in operating, investing, or financing activities on our condensed consolidated statements of cash flows.

5. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND SUPPLIERS

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of June 30, 2018, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

Concentration of major customers and suppliers

For the three and six months ended June 30, 2018, one commercial customer accounted for $2.0 million and $4.0 million in revenue, representing 97% and 96% of our total revenue, respectively. For the three and six months ended June 30, 2017, one commercial customer accounted for $769,000 and $973,000 in revenue, representing 57% and 51% of our total revenue, respectively. Additionally, a second commercial customer accounted for $227,000 and $442,000 in revenue, representing 17% and 23% of our total revenue for the three and six months ended June 30, 2017, respectively. A third commercial customer accounted for $107,000 and $204,000 in revenue, representing 8% and 11% of our total revenue for the three and six months ended June 30, 2017, respectively. One commercial customer accounted for $2.7 million, or 100% of our accounts receivable balance at June 30, 2018.

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

6. INVENTORY

Inventory consists of the following:

	March 31,	December 31,
(in thousands)	2018	2017
Raw materials	$53	$53
Finished goods	4,452	4,488
	$4,505	$4,541

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

7. SHARE-BASED COMPENSATION

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

The following table summarizes the amount of share-based compensation expense by line item in the statements of operations:

Share-based compensation expense	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Cost of product revenue	$-	$10	$-	$19
Research and development expense	88	158	267	263
Sales, marketing, general and administrative expense	131	225	272	421
	$219	$393	$539	$703

Options activity and positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2018:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding as of June 30, 2018	4,765,000	$2.71	5.9	$2,000

Exercisable as of June 30, 2018	3,111,000	$3.15	4.5	$-

As of June 30, 2018, our unrecognized share-based employee compensation related to stock options was $1.7 million which we plan to amortize over the next 2.4 years, and our unamortized share-based compensation related to RSUs was $170,000 which we plan to amortize over the next 3.4 years.

8. COMMITMENTS AND CONTINGENCIES

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

Litigation

On March 31, 2014, Asia Optical Co., Inc. (Asia Optical), a supplier pursuant to an agreement entered into in 2008, filed a complaint for arbitration with the American Arbitration Association, claiming that we ordered products from them and failed to take delivery of and pay for such products. We settled all related claims with Asia Optical during the quarter ended June 30, 2018 for less than related reserves. We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows.

Purchase commitments

At June 30, 2018, we had $4.5 million in open purchase obligations that represent commitments to purchase inventory, materials, capital equipment, and other goods used in the normal operation of our business.

9. COMMON STOCK AND WARRANTS

In June 2018, we raised $18.0 million before issuance costs of approximately $1.4 million through an underwritten public offering of 14.4 million shares of our common stock.

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

10. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2018, the FASB issued Accounting Standards Update 2018-07 (ASU 2018-07) Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. Currently, Topic 718 only includes share-based payments to employees. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The new guidance will be effective for fiscal years beginning after December 31, 2018, including interim periods within that fiscal year. We do not expect the adoption of ASU 2018-07 to have a material impact on our financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The information set forth in this report in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 3, "Quantitative and Qualitative Disclosures about Market Risk," includes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, technology development by third parties, future operations, financing needs or plans of MicroVision, Inc. ("we" or "our"), as well as assumptions relating to the foregoing. The words "anticipate," "could," "would," "believe," "estimate," "expect," "goal," "may," "plan," "project," "will," and similar expressions identify forward-looking statements. Factors that could cause actual results to differ materially from those projected in our forward-looking statements include risk factors identified below in Item 1A.

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

Key accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that materially affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We evaluate our estimates on a continuous basis. We base our estimates on historical data, terms of existing contracts, our evaluation of trends in the information display and 3D sensing industries, information provided by our current and prospective customers and strategic partners, information available from other outside sources and on various other assumptions we believe to be reasonable under the circumstances. The results form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Except for policy changes in accounting for revenues associated with our adoption of Topic 606 (see Note 4 "Revenue Recognition" in the Notes to Condensed Consolidated Financial Statements in Item 1), there have been no significant changes to our critical accounting judgments, policies, and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of operations

Product revenue
(in thousands)	2018	2017	$ change	% change
Three Months Ended June 30,	$-	$45	$(45)	(100.0)
Six Months Ended June 30,	-	45	(45)	(100.0)

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

We did not recognize any product revenue during the three and six months ended June 30, 2018. Product revenue backlog at June 30, 2018 and 2017 was $4.3 million and $6.7 million, respectively.

Royalty revenue
(in thousands)	2018	2017	$ change	% change
Three Months Ended June 30,	$-	$106	$(106)	(100.0)
Six Months Ended June 30,	11	203	(192)	(94.6)

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

Contract revenue
(in thousands)	2018	2017	$ change	% change
Three Months Ended June 30,	$2,014	$1,188	$826	69.5
Six Months Ended June 30,	4,191	1,659	2,532	152.6

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

In April 2017, we signed a contract with a major technology company to develop an LBS display system.  Under the terms of this agreement, we may receive $14.0 million in fees for development work contingent on completion of milestones. As of June 30, 2018, we have received $6.5 million in fees for development work. We are recognizing revenue on the $14.0 million in development fees over time, utilizing the input method of total costs expended to total cost expected to complete the performance obligation. As of June 30, 2018, we have recognized $8.7 million of contract revenue from development fees on this agreement.

The increase in contract revenue during the three and six months ended June 30, 2018 compared to the same periods in 2017 was attributed to increased contract activity. Our contract backlog, including orders for prototype units and evaluation kits, at June 30, 2018 and 2017 was approximately $5.7 million and $14.8 million, respectively. The April 2017 development contract represents all of the June 30, 2018 contract backlog and is scheduled for completion during the first quarter of 2019.

Cost of product revenue
		% of		% of
		product		product
(in thousands)	2018	revenue	2017	revenue	$ change	% change
Three Months Ended June 30,	$326	N/A	$181	402.2	$145	80.1
Six Months Ended June 30,	564	N/A	394	875.6	170	43.1

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

Cost of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of manufacturing overhead expense and the volume of direct material purchased. Cost of product revenue was higher during the three and six months ended June 30, 2018 due to higher depreciation.

During the three and six months ended June 30, 2018, we did not expense manufacturing overhead associated with production capacity in excess of production requirements. During the three and six months ended June 30, 2017, we expensed $155,000 and $400,000 of manufacturing overhead associated with production capacity in excess of production requirements.

Cost of contract revenue
		% of		% of
		contract		contract
(in thousands)	2018	revenue	2017	revenue	$ change	% change
Three Months Ended June 30,	$1,355	67.3	$812	68.4	$543	66.9
Six Months Ended June 30,	2,990	71.3	1,215	73.2	1,775	146.1

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

The increase in the cost of contract revenue during the three and six months ended June 30, 2018 was primarily attributed to the direct and indirect costs incurred related to the April 2017 development contract.

Research and development expense
(in thousands)	2018	2017	$ change	% change
Three Months Ended June 30,	$6,691	$3,672	$3,019	82.2
Six Months Ended June 30,	11,519	6,990	4,529	64.8

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

The increase in research and development expense during the three and six months ended June 30, 2018 compared to the same period in 2017 was attributable to higher costs related to subcontractors and increased headcount and personnel-related compensation and benefits expenses related to our LBS engine development.

Sales, marketing, general and administrative expense
(in thousands)	2018	2017	$ change	% change
Three Months Ended June 30,	$2,093	$2,325	$(232)	(10.0)
Six Months Ended June 30,	4,700	4,905	(205)	(4.2)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The decrease in sales, marketing, general and administrative expense during the three and six months ended June 30, 2018 compared to the same period in 2017 was attributed to the reversal of approximately $563,000 of reserves in connection with the settlement of certain claims that were offset partially by increased headcount and personnel-related compensation and benefits expenses to support sales activities as well as increased rent expense.

Liquidity and capital resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At June 30, 2018, we had $21.0 million in cash and cash equivalents.

Based on our current operating plan that includes expected proceeds from a development contract signed in April 2017 with a major technology company and including the $5.0 million payment due to us in October 2018 under a licensing agreement that was executed with a customer in May 2018, we anticipate that we have sufficient cash and cash equivalents to fund our operations through June 2019. Our receipt of proceeds under our April 2017 development contract is subject to our completion of certain milestones, and we can provide no assurance that such milestones will be completed. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing investments in our production capacities, research and development projects, staff, operating costs, and capital expenditures.

These factors raise substantial doubt regarding our ability to continue as a going concern. Our unaudited consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating activities

Cash used in operating activities totaled $12.3 million during the six months ended June 30, 2018 compared to cash used in operating activities of $2.2 million during the same period in 2017. The change in cash flows from operating activities is primarily attributed to the higher net loss during the six months ended June 30, 2018 compared to the same period in 2017 as well as the timing of payments received from customers and payment made to suppliers.

Investing activities

During the six months ended June 30, 2018 and 2017, net cash used in investing activities was $502,000 and $2.0 million, respectively, and was primarily attributed to capital expenditures in manufacturing and production equipment.

Financing activities

During the six months ended June 30, 2018 and 2017, net cash provided by financing activities was $16.8 million and $6.8 million, respectively.

In June 2018, we raised $18.0 million before issuance costs of approximately $1.4 million through an underwritten public offering of 14.4 million shares of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and market liquidity risk

As of June 30, 2018, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risk is not material.

Our investment policy generally directs that the investment manager should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of June 30, 2018, we had $21.0 million in cash and cash equivalents, which are comprised of operating checking accounts and short-term, highly rated money market savings accounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS

On March 31, 2014, Asia Optical Co., Inc. (Asia Optical), a supplier pursuant to an agreement entered into in 2008, filed a complaint for arbitration with the American Arbitration Association claiming that we ordered products from them and failed to take delivery of and pay for such products. We settled all related claims with Asia Optical during the quarter ended June 30, 2018 for less than related reserves.

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

  As of June 30, 2018, we had an accumulated deficit of $534.5 million.
  We incurred consolidated net losses of $518.9 million from inception through 2017, and a net loss of $15.6 million during the six months ended June 30, 2018.

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

Based on our current operating plan that includes expected proceeds from a development contract signed in April 2017 with a major technology company and including the $5.0 million payment due to us in October 2018 under a licensing agreement that was executed with a customer in May 2018, we anticipate that we have sufficient cash and cash equivalents to fund our operations through June 2019. Our receipt of proceeds under our April 2017 development contract is subject to our completion of certain milestones, and we can provide no assurance that such milestones will be completed. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities.

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

For the six months ended June 30, 2018, one commercial customer accounted for $4.0 million in revenue, representing 96% of our total revenue. For the six months ended June 30, 2017, one commercial customer accounted for $973,000 in revenue, representing 51% of our total revenue, a second commercial customer accounted for $442,000 in revenue, representing 23% of our total revenue, and a third commercial customer accounted for $204,000 in revenue, representing 11% of our total revenue. Our customers take time to obtain, and the loss of a significant customer could negatively affect our revenue. Our quarterly operating results may vary significantly based upon:

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

Our backlog under open orders and agreements totaled $10.0 million as of June 30, 2018. We or our customers may be unable to meet the performance requirements and obligations under open orders or agreements, including performance specifications, milestones or delivery dates, required by such purchase orders or agreements. Furthermore, our customers may be unable or unwilling to perform their obligations thereunder on a timely basis, or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals. To the extent we are unable to perform under such purchase orders or agreements or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

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

On July 27, 2018, the closing price of our common stock was $0.93 per share.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc. dated June 7, 2018. (1)
10.1	2013 MicroVision, Inc. Incentive Plan, as amended. (1)
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(1) Incorporated by reference to the Company's Amendment No. 2 to Form S-1 Registration Statement, Registration No. 333222-857.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
Date: August 1, 2018	By:	/s/ Perry M. Mulligan
Perry M. Mulligan
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 1, 2018	By:	/s/ Stephen P. Holt
Stephen P. Holt
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)