Form 10-Q
period 2018-09-30
MICROVISION, INC.
filed 2018-10-26
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒        NO    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES    ☒        NO    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

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

The number of shares of the registrant's common stock outstanding as of October 22, 2018 was 93,073,343.

PART I

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$13,210	$16,966
Accounts receivable, net of allowances of $0 and $26, respectively	5,044	15
Costs and estimated earnings in excess of billings on uncompleted contracts	1,080	680
Inventory	3,347	4,541
Other current assets	893	1,015
Total current assets	23,574	23,217

Property and equipment, net	2,954	3,251
Restricted cash	435	435
Intangible assets, net	515	602
Other assets	2,492	2,262
Total assets	$29,970	$29,767

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$1,631	$3,063
Accrued liabilities	5,719	5,864
Billings on uncompleted contracts in excess of related costs	1	5
Other current liabilities	10,027	10,142
Current portion of capital lease obligations	13	-
Total current liabilities	17,391	19,074

Capital lease obligations, net of current portion	27	-
Deferred rent, net of current portion	504	302
Other long-term liabilities	-	305
Total liabilities	17,922	19,681

Commitments and contingencies (Note 8)

Shareholders' equity
Preferred stock, par value $0.001; 25,000 shares authorized; zero and
zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000 shares authorized;
93,073 and 78,597 shares issued and outstanding at September 30,
2018 and December 31, 2017, respectively	93	79
Additional paid-in capital	546,123	528,873
Accumulated deficit	(534,168)	(518,866)
Total shareholders' equity	12,048	10,086
Total liabilities and shareholders' equity	$29,970	$29,767

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Product revenue	$-	$2,253	$-	$2,298
License and royalty revenue	10,000	77	10,011	280
Contract revenue	1,572	3,095	5,763	4,754
Total revenue	11,572	5,425	15,774	7,332

Cost of product revenue	1,434	3,178	1,998	3,572
Cost of contract revenue	1,211	2,525	4,201	3,740
Total cost of revenue	2,645	5,703	6,199	7,312

Gross profit	8,927	(278)	9,575	20

Research and development expense	6,386	3,427	17,905	10,417
Sales, marketing, general and administrative expense	2,253	2,062	6,953	6,967
Total operating expenses	8,639	5,489	24,858	17,384

Income (loss) from operations	288	(5,767)	(15,283)	(17,364)

Other income (expense), net	1	5	(19)	(3)

Net income (loss)	$289	$(5,762)	$(15,302)	$(17,367)

Net income (loss) per share - basic	$0.00	$(0.08)	$(0.18)	$(0.25)
Net income (loss) per share - diluted	$0.00	$(0.08)	$(0.18)	$(0.25)

Weighted-average shares outstanding - basic	93,073	74,922	84,388	70,828
Weighted-average shares outstanding - diluted	93,204	74,922	84,388	70,828

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(15,302)	$(17,367)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,294	679
Amortization of intangible assets	87	87
Share-based compensation expense	721	1,027
Inventory write-downs	1,139	202
Other non-cash adjustments	99	(47)

Change in:
Accounts receivable, net	(5,029)	5
Costs and estimated earnings in excess of billings on uncompleted contracts	(400)	-
Inventory	55	(3,222)
Other current and non-current assets	(98)	(2,221)
Accounts payable	(1,416)	1,769
Accrued liabilities	(188)	101
Billings on uncompleted contracts in excess of related costs	(4)	1,310
Other current liabilities	(115)	9,856
Other long-term liabilities	(305)	(26)
Net cash used in operating activities	(19,462)	(7,847)

Cash flows from investing activities
Purchases of property and equipment	(971)	(2,448)
Net cash used in investing activities	(971)	(2,448)

Cash flows from financing activities
Principal payments under capital leases and long-term debt	(2)	-
Increase in deferred rent	139	-
Net proceeds from issuance of common stock and warrants	16,540	20,459
Net cash provided by financing activities	16,677	20,459

Change in cash, cash equivalents, and restricted cash	(3,756)	10,164
Cash, cash equivalents, and restricted cash at beginning of period	17,401	15,574
Cash, cash equivalents, and restricted cash at end of period	$13,645	$25,738

Supplemental schedule of non-cash investing and financing activities
Property and equipment acquired under capital leases	$42	$-

Non-cash additions to property and equipment	$149	$245

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of September 30, 2018 and December 31, 2017:
	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$13,210	$16,966
Restricted cash	435	435
Cash, cash equivalents and restricted cash	$13,645	$17,401

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. MANAGEMENT'S STATEMENT

The Condensed Consolidated Balance Sheets as of September 30, 2018, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, have been prepared by MicroVision, Inc. ("we" or "our") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at September 30, 2018 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (SEC). The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. At September 30, 2018, we had $13.2 million in cash and cash equivalents.

Based on our current operating plan that includes expected proceeds from a development contract signed in April 2017 with a major technology company and including the $5.0 million payment received in October 2018 under a licensing agreement that was executed with a customer in May 2018, we anticipate that we have sufficient cash and cash equivalents to fund our operations through March 2019. Our receipt of proceeds under our April 2017 development contract is subject to our completion of certain milestones, and we can provide no assurance that such milestones will be completed. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing investments in our production capacities, research and development projects, staff, operating costs, and capital expenditures.

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

2. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Net income (loss) per share, assuming dilution, is calculated using the weighted-average number of common shares outstanding and the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities.

Diluted net income (loss) per share is calculated on the basis of the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding. Potentially dilutive common stock equivalents primarily consist of options, warrants and nonvested restricted stock units. Diluted net income (loss) per share for the three months and nine months ended September 30, 2017 is equal to basic net income (loss) per share because the effect of potential common stock outstanding during the periods, including options, warrants and nonvested restricted stock units is anti-dilutive. Basic net income (loss) per share for the three months ended September 30, 2018 is diluted by outstanding convertible securities per the table below.

The components of basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) available for common shareholders - basic	$289	$(5,762)	$(15,302)	$(17,367)
Denominator:
Weighted-average common shares outstanding - basic	93,073	74,922	84,388	70,828
Dilutive incremental share effect from:
Options	1	-	-	-
Nonvested restricted stock units	130	-	-	-
Weighted-average common shares outstanding - diluted	93,204	74,922	84,388	70,828

Net income (loss) per share - basic	$0.00	$(0.08)	$(0.18)	$(0.25)
Net income (loss) per share - diluted	$0.00	$(0.08)	$(0.18)	$(0.25)

For the three and nine months ended September 30, 2017, we excluded the following securities from net income (loss) per share as the effect of including them would have been anti-dilutive: options outstanding and warrants exercisable into a total of 7,219,000 shares of common stock and 60,000 nonvested restricted stock units. For the three and nine months ended September 30, 2018, we excluded the following securities from net income (loss) per share as the effect of including them would have been anti-dilutive: options outstanding and warrants exercisable into a total of 7,586,000 and 7,587,000 shares of common stock, respectively, and 1,050,000 and 1,180,000 nonvested restricted stock units, respectively.

3. LONG-TERM CONTRACTS

In May 2018, we signed a five-year license agreement with a customer granting them exclusive license to our LBS technology for display-only applications. As part of the agreement, we received a first payment of $5.0 million in June 2018 and the second payment of $5.0 million in October 2018. The contract includes requirements that must be met in order to maintain exclusivity. In addition to the up-front license fees, we expect payments for non-recurring engineering expenses associated with process and product transfer and qualification milestones, and component sales. During the three months ended September 30, 2018 we completed the performance obligations required by the contract. As a result, we recognized $10.0 million in license and royalty revenue for the three and nine months ended September 30, 2018.

In April 2017, we signed a contract with a major technology company to develop an LBS display system.  Under this agreement, we are working to develop a new generation of MEMS, ASICs and related firmware for a high resolution, LBS-based product that the technology company is planning to produce.  Under the agreement, we received an upfront payment of $10.0 million in 2017 and may receive up to $14.4 million in fees for development work that is expected to span into the second quarter of 2019. Our receipt of the development fees is contingent on completion of milestones in 2017, 2018, and into the second quarter of 2019. As of September 30, 2018, we have received $9.2 million in fees for development work and recognized $10.3 million in revenue. Upon successful completion of the development program, if the major technology company decides to manufacture the product with the MicroVision display components, the $10.0 million upfront payment would be applied as a discount to future component purchases from us. If the contract is terminated by the technology company for our failure to meet milestones, the $10.0 million upfront payment is subject to repayment. We are recognizing revenue on the $14.4 million in development fees over time based on the proportion of total cost expended (under Topic 606, the "input method") to the total cost expected to complete the contract performance obligation. For the three and nine months ended September 30, 2018, we have recognized $1.5 million and $5.6 million, respectively, of contract revenue from development fees on this agreement. We have an amount equal to the $10.0 million upfront payment classified as an other current liability on the balance sheet.

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

We performed a review of our revenue generating contracts with customers subject to ASU 2014-09, and implementation of this standard has the following material impacts on our financial statements:

i. Timing of revenue recognition under the PicoP® scanning technology license agreement we signed with Sony in March 2015. Under previous guidance, we had been recognizing the upfront license fee payment of $8.0 million on a straight-line basis over a period of eight years. Under the new guidance, the entire $8.0 million upfront license fee payment was recognized in the first quarter of 2015. The result of this change in timing resulted in a decrease of $7.2 million in our beginning 2016 accumulated deficit balance and a reduction in our short-term deferred revenue balance of $1.0 million and long-term deferred revenue balance of $6.1 million. License and royalty revenue for each of the years ended December 31, 2016 and 2017 was reduced by approximately $1.0 million.

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

License and royalty revenue

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

Our development contracts are primarily fixed-fee contracts. If control of deliverables occurs over time, we recognize revenue on fixed fee contracts on the proportion of total cost expended (under Topic 606, the 'input method') to the total cost expected to complete the contract performance obligation. For contracts that require the input method for revenue recognition, the determination of the total cost expected to complete the performance obligations on fixed fee contracts involves significant judgment. We incorporate revisions to hour and cost estimates when the causal facts become known.

Disaggregation of revenue

The following table provides information about disaggregated revenue by timing of revenue recognition, (in thousands):

	Three Months Ended September 30, 2018
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$10,000	$26	$10,026
Product and services transferred over time	-	-	1,546	1,546
Total	$-	$10,000	$1,572	$11,572

	Nine Months Ended September 30, 2018
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$10,011	$182	$10,193
Product and services transferred over time	-	-	5,581	5,581
Total	$-	$10,011	$5,763	$15,774

	Three Months Ended September 30, 2017
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$2,253	$77	$1,040	$3,370
Product and services transferred over time	-	-	2,055	2,055
Total	$2,253	$77	$3,095	$5,425

	Nine Months Ended September 30, 2017
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$2,298	$280	$1,497	$4,075
Product and services transferred over time	-	-	3,257	3,257
Total	$2,298	$280	$4,754	$7,332

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands):

	September 30,	December 31,
	2018	2017

Accounts receivable, net	$5,044	$15
Costs and estimated earnings in excess of billings on uncompleted contracts	1,080	680
Other current assets	-	70
Billings on uncompleted contracts in excess of related costs	1	5
Other current liabilities	10,000	10,000

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

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	September 30,	December 31,
	2018	2017	$ Change	% Change
Contract assets	$1,080	$680	$400	58.8
Contract liabilities	(1)	(5)	4	80.0
Net contract assets (liabilities)	$1,079	$675	$404	59.9

During the nine months ended September 30, 2018, we billed $5.2 million on our development contracts. Of this amount, $680,000 was included in contract assets at December 31, 2017. We also recognized revenue of $5.6 million during the nine months ended September 30, 2018, resulting in a contract asset of $1.1 million.

Contract acquisition costs

Regarding the adoption of Topic 606, we are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. We currently do not pay any commissions upon the signing of a contract; therefore, no commission cost has been incurred as of September 30, 2018.

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

	Remainder of 2018	2019

Product revenue	$1,792	$1,375
License and royalty revenue	-	-
Contract revenue	1,617	2,553

Impacts to Previously Reported Results

In accordance with Topic 606, the disclosure of the impact of adoption to our condensed consolidated statements of operations and balance sheets was as follows (in thousands, except per share data):

	Three Months Ended September 30, 2017
	As previously	New revenue	As
	reported	standard adjustment	restated

Product revenue	$2,298	$(45)	$2,253
License and royalty revenue	359	(282)	77
Contract revenue	3,429	(334)	3,095
Cost of product revenue	3,224	(46)	3,178
Cost of contract revenue	2,619	(94)	2,525
Net loss	(5,241)	(521)	(5,762)
Net loss per share - basic and diluted	(0.07)	(0.01)	(0.08)

	Nine Months Ended September 30, 2017
	As previously	New revenue	As
	reported	standard adjustment	restated

Product revenue	$2,298	$-	$2,298
License and royalty revenue	1,240	(960)	280
Contract revenue	4,793	(39)	4,754
Cost of product revenue	3,572	-	3,572
Cost of contract revenue	3,754	(14)	3,740
Net loss	(16,382)	(985)	(17,367)
Net loss per share - basic and diluted	(0.23)	(0.02)	(0.25)

	December 31, 2017
	As previously	New revenue	As
	reported	standard adjustment	restated

Costs and estimated earnings incurred on uncompleted contracts	$680	$-	$680
Other current assets	945	70	1,015
Billings on uncompleted contracts	5	-	5
Deferred revenue - current	999	(999)	-
Deferred revenue - noncurrent	4,151	(4,151)	-
Shareholders' equity:
Accumulated deficit	(524,086)	5,220	(518,866)

Adoption of the standards related to revenue recognition had no impact to cash from or used in operating, investing, or financing activities on our condensed consolidated statements of cash flows.

5. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND SUPPLIERS

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of September 30, 2018, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

Concentration of major customers and suppliers

For the three and nine months ended September 30, 2018, one commercial customer accounted for $10.0 million and $10.0 million in revenue, representing 86% and 63% of our total revenue, respectively. A second commercial customer accounted for $1.5 million and $5.6 million in revenue, representing 13% and 35% of our total revenue, respectively. For the three and nine months ended September 30, 2017, one commercial customer accounted for $2.7 million and $3.7 million in revenue, representing 50% and 50% of our total revenue, respectively. Additionally, a second commercial customer accounted for $2.3 million and $2.3 million in revenue, representing 42% and 31% of our total revenue for the three and nine months ended September 30, 2017, respectively. One commercial customer accounted for $5.0 million, or 99% of our accounts receivable balance at September 30, 2018.

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

6. INVENTORY

Inventory consists of the following:

	September 30,	December 31,
(in thousands)	2018	2017
Raw materials	$53	$53
Finished goods	3,294	4,488
	$3,347	$4,541

Inventory consists of raw materials and finished goods assemblies. Inventory is computed using the first-in, first-out (FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. During the three months ended September 30, 2018 we recorded a write down of inventory of $1.1 million to adjust the value of our finished goods units to their net realizable value. Inventory that will not be consumed through the normal course of business during the next twelve months is classified as "other assets" on the balance sheet.

7. SHARE-BASED COMPENSATION

We issue share-based compensation to employees in the form of stock options, restricted stock units (RSUs), and performance stock units (PSUs) that contain market conditions. We account for the share-based awards by recognizing the fair value of share-based compensation expense on a straight-line basis over the service period of the award, net of estimated forfeitures. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model. The fair value of RSUs is determined by the closing price of our common stock on the grant date. The fair value of PSUs is estimated to reflect the effect of the underlying market condition using developed techniques to value the dependent market conditions. Changes in estimated inputs or using other option valuation methods may result in materially different option values and share-based compensation expense.

The following table summarizes the amount of share-based compensation expense by line item in the statements of operations:

Share-based compensation expense	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Cost of product revenue	$-	$14	$-	$33
Research and development expense	109	131	377	394
Sales, marketing, general and administrative expense	73	179	344	600
	$182	$324	$721	$1,027

Options activity and positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2018:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding as of September 30, 2018	5,614,000	$2.45	6.2	$43,000

Exercisable as of September 30, 2018	3,100,000	$3.16	3.9	$-

As of September 30, 2018, our unrecognized share-based employee compensation related to stock options was $2.0 million which we plan to amortize over the next 2.5 years, and our unrecognized share-based compensation related to RSUs was $728,000 which we plan to amortize over the next 2.5 years.

During the three months ended September 30, 2018 we issued 875,000 RSUs to our executive officers. Two-thirds of these shares are PSUs that have performance vesting criteria that would require the Company's stock price to appreciate by more than 100% of the stock price on the grant date before they become earned.  Earned PSUs are eligible to vest as to one-third of the PSUs subject to the Award on each of the first three anniversaries of June 5, 2018, subject to the recipient's employment on the above vesting dates. PSUs that become earned that would have vested on any earlier vesting date would become immediately vested.

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

Purchase commitments

At September 30, 2018, we had $6.8 million in open purchase obligations that represent commitments to purchase inventory, materials, capital equipment, and other goods used in the normal operation of our business.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (Topic 842) amended by ASU 2018-11 Leases (Topic 842): Targeted Improvements. ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability in the balance sheet for all leases, including operating leases, with terms of more than twelve months. Recognition, measurement and presentation of expenses and cash flows from a lease by a lessee have not significantly changed from previous guidance. The amendments also require qualitative disclosures along with specific quantitative disclosures. The new guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The amendments may be applied on either a modified retrospective approach, with prior periods restated, or a prospective approach, with a cumulative-effect adjustment to the opening balance of retained earnings on the adoption date. We have chosen to use the prospective adoption approach. We anticipate the adoption of this standard will have a material impact on our financial statements. While we are continuing to assess all the potential impacts of the standard, we currently believe the most significant impact relates to our accounting for our office lease. Under the new guidance, the net present value of the obligation for our office lease will appear on the balance sheet. Currently, it is classified as an operating lease and payments are expensed in the period incurred.

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

Results of operations

Product revenue
(in thousands)	2018	2017	$ change	% change
Three Months Ended September 30,	$-	$2,253	$(2,253)	(100.0)
Nine Months Ended September 30,	-	2,298	(2,298)	(100.0)

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

We did not recognize any product revenue during the three and nine months ended September 30, 2018. Product revenue backlog at September 30, 2018 and 2017 was $3.2 million and $4.3 million, respectively.

License and royalty revenue
(in thousands)	2018	2017	$ change	% change
Three Months Ended September 30,	$10,000	$77	$9,923	12,887.0
Nine Months Ended September 30,	10,011	280	9,731	3,475.4

License and royalty revenue is revenue under license agreements to our PicoP® scanning technology. We recognize revenue on upfront license fees at a point in time if the nature of the license granted is a right-to-use license, representing functional intellectual property with significant standalone functionality. If the nature of the license granted is a right-to-access license, representing symbolic intellectual property, which excludes significant standalone functionality, we recognize revenue over the period of time we have ongoing obligations under the agreement. We will recognize revenue from sales-based royalties on the basis of the quarterly reports provided by our customer as to the number of royalty-bearing products sold or otherwise distributed. In the event that reports are not received, we will estimate the number of royalty-bearing products sold by our customers.

In May 2018, we signed a five-year license agreement with a customer granting them exclusive license to our LBS technology for display-only applications. The license represents functional intellectual property which derives a substantial portion of its utility from its significant standalone functionality. The intellectual property is not expected to substantially change during the license period, nor are we contractually or practically required to use updated intellectual property during the license life. During the three months ended September 30, 2018 we completed the performance obligations required by the contract. As a result, we recognized $10.0 million in license revenue for the three and nine months ended September 30, 2018.

Contract revenue
(in thousands)	2018	2017	$ change	% change
Three Months Ended September 30,	$1,572	$3,095	$(1,523)	(49.2)
Nine Months Ended September 30,	5,763	4,754	1,009	21.2

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

In April 2017, we signed a contract with a major technology company to develop an LBS display system.  Under the terms of this agreement, we may receive $14.4 million in fees for development work contingent on completion of milestones. As of September 30, 2018, we have received $9.2 million in fees for development work. We are recognizing revenue on the $14.4 million in development fees over time, utilizing the input method of total costs expended to total cost expected to complete the performance obligation. As of September 30, 2018, we have recognized $10.3 million of contract revenue from development fees on this agreement.

The decrease in contract revenue during the three months ending September 30, 2018 compared to the same period in 2017 was attributed to fewer active contracts. The increase in contract revenue during the nine months ended September 30, 2018 compared to the same period in 2017 was attributed to increased contract activity. Our contract backlog, including orders for prototype units and evaluation kits, at September 30, 2018 and 2017 was approximately $4.2 million and $11.5 million, respectively. The April 2017 development contract represents all of the September 30, 2018 contract backlog and is scheduled for completion during the second quarter of 2019.

Cost of product revenue
		% of		% of
		product		product
(in thousands)	2018	revenue	2017	revenue	$ change	% change
Three Months Ended September 30,	$1,434	N/A	$3,178	141.1	$(1,744)	(54.9)
Nine Months Ended September 30,	1,998	N/A	3,572	155.4	(1,574)	(44.1)

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

Cost of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of manufacturing overhead expense and the volume of direct material purchased. Cost of product revenue was lower during the three and nine months ended September 30, 2018 due to lower product shipments compared to the prior year. This was offset by depreciation expense and the write down of finished goods units by $1.1 million to their net realizable value.

During the three and nine months ended September 30, 2018, we did not expense manufacturing overhead associated with production capacity in excess of production requirements. During the three and nine months ended September 30, 2017, we expensed $34,000 and $434,000 of manufacturing overhead associated with production capacity in excess of production requirements.

Cost of contract revenue
		% of		% of
		contract		contract
(in thousands)	2018	revenue	2017	revenue	$ change	% change
Three Months Ended September 30,	$1,211	77.0	$2,525	81.6	$(1,314)	(52.0)
Nine Months Ended September 30,	4,201	72.9	3,740	78.7	461	12.3

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

The decrease in the cost of contract revenue during the three months ending September 30, 2018 compared to the same period in 2017 was attributed to fewer active contracts. The increase in the cost of contract revenue during the nine months ended September 30, 2018 was primarily attributed to the direct and indirect costs incurred related to the April 2017 development contract.

Research and development expense
(in thousands)	2018	2017	$ change	% change
Three Months Ended September 30,	$6,386	$3,427	$2,959	86.3
Nine Months Ended September 30,	17,905	10,417	7,488	71.9

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

The increase in research and development expense during the three and nine months ended September 30, 2018 compared to the same period in 2017 was attributable to higher costs related to subcontractors and increased headcount and personnel-related compensation and benefits expenses related to our LBS engine development.

Sales, marketing, general and administrative expense
(in thousands)	2018	2017	$ change	% change
Three Months Ended September 30,	$2,253	$2,062	$191	9.3
Nine Months Ended September 30,	6,953	6,967	(14)	(0.2)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense during the three months ended September 30, 2018 compared to the same period in 2017 was attributed to increased headcount and personnel-related compensation and benefits expenses to support sales activities as well as increased rent expense. The decrease in sales, marketing, general and administrative expense during the nine months ended September 30, 2018 compared to the same period in 2017 was attributed to the reversal of approximately $563,000 of reserves in connection with the settlement of certain claims that were offset partially by increased headcount and personnel-related compensation and benefits expenses to support sales activities as well as increased rent expense.

Liquidity and capital resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At September 30, 2018, we had $13.2 million in cash and cash equivalents.

Based on our current operating plan that includes expected proceeds from a development contract signed in April 2017 with a major technology company and including the $5.0 million payment received in October 2018 under a licensing agreement that was executed with a customer in May 2018, we anticipate that we have sufficient cash and cash equivalents to fund our operations through March 2019. Our receipt of proceeds under our April 2017 development contract is subject to our completion of certain milestones, and we can provide no assurance that such milestones will be completed. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing investments in our production capacities, research and development projects, staff, operating costs, and capital expenditures.

These factors raise substantial doubt regarding our ability to continue as a going concern. Our unaudited consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating activities

Cash used in operating activities totaled $19.5 million during the nine months ended September 30, 2018 compared to cash used in operating activities of $7.8 million during the same period in 2017. The change in cash flows from operating activities is primarily attributed to the timing of payments received from customers and payment made to suppliers. During the nine months ended September 30, 2018 we received $5.0 million on our May 2018 license agreement. During the nine months ended September 30, 2017 we received a $10.0 million upfront payment on our April 2017 contract. In addition, research and development expenses increased by $7.5 million for the nine months ended September 30, 2018 compared to the same period in 2017 that were attributable to higher costs related to subcontractors and increased headcount and personnel-related compensation and benefits expenses related to our LBS engine development.

Investing activities

During the nine months ended September 30, 2018 and 2017, net cash used in investing activities was $971,000 and $2.4 million, respectively, and was primarily attributed to capital expenditures in manufacturing and production equipment.

Financing activities

During the nine months ended September 30, 2018 and 2017, net cash provided by financing activities was $16.7 million and $20.5 million, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and market liquidity risk

As of September 30, 2018, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risk is not material.

Our investment policy generally directs that the investment manager should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of September 30, 2018, we had $13.2 million in cash and cash equivalents, which are comprised of operating checking accounts and short-term, highly rated money market savings accounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  As of September 30, 2018, we had an accumulated deficit of $534.2 million.
  We incurred consolidated net losses of $518.9 million from inception through 2017, and a net loss of $15.3 million during the nine months ended September 30, 2018.

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

Based on our current operating plan that includes expected proceeds from a development contract signed in April 2017 with a major technology company and including the $5.0 million payment received in October 2018 under a licensing agreement that was executed with a customer in May 2018, we anticipate that we have sufficient cash and cash equivalents to fund our operations through March 2019. Our receipt of proceeds under our April 2017 development contract is subject to our completion of certain milestones, and we can provide no assurance that such milestones will be completed. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities.

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

Our business strategy for commercializing our technology in products incorporating PicoP® scanning technology includes entering into development, manufacturing, licensing, sales and marketing arrangements with ODMs, OEMs and other third parties. These arrangements reduce our level of control over production and distribution and may subject us to risks and uncertainties regarding, but not limited to, product warranty, product liability and quality control standards.

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

In addition, we could encounter significant delays in introducing our PicoP® scanning technology or find that the development, manufacture or sale of products incorporating our technology would not be feasible. To the extent that we enter into development, manufacturing, licensing sales and marketing or other arrangements, our revenues will depend upon the performance of third parties. We cannot be certain that any such arrangements will be successful.

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

For the nine months ended September 30, 2018, one commercial customer accounted for $10.0 million in revenue, representing 63% of our total revenue. A second commercial customer accounted for $5.6 million in revenue, representing 35% of our total revenue. For the nine months ended September 30, 2017, one commercial customer accounted for $3.7 million in revenue, representing 50% of our total revenue, and a second commercial customer accounted for $2.3 million in revenue, representing 31% of our total revenue. Our customers take time to obtain, and the loss of a significant customer could negatively affect our revenue. Our quarterly operating results may vary significantly based upon:

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

Our backlog under open orders and agreements totaled $7.4 million as of September 30, 2018. We or our customers may be unable to meet the performance requirements and obligations under open orders or agreements, including performance specifications, milestones or delivery dates, required by such purchase orders or agreements. Furthermore, our customers may be unable or unwilling to perform their obligations thereunder on a timely basis, or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals. To the extent we are unable to perform under such purchase orders or agreements or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

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

On October 22, 2018, the closing price of our common stock was $1.09 per share.

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

MICROVISION, INC.
Date: October 25, 2018	By:	/s/ Perry M. Mulligan
Perry M. Mulligan
Chief Executive Officer and Director (Principal Executive Officer)

Date: October 25, 2018	By:	/s/ Stephen P. Holt
Stephen P. Holt
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)