Form 10-K
period 2018-12-31
MICROVISION, INC.
filed 2019-03-06
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 29, 2018 was approximately $104.2 million (based upon the closing price of $1.12 per share for the registrant's common stock as reported by the Nasdaq Global Market on that date).

The number of shares of the registrant's common stock outstanding as of March 1, 2019 was 102,105,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2019 Annual Meeting of Shareholders (the "2019 Proxy Statement") are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

MICROVISION, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

TABLE OF CONTENTS

i

PART I.

Preliminary Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, technology development by third parties, future operations, financing needs or plans of MicroVision, Inc. ("we," "our," or "us"), as well as assumptions relating to the foregoing. The words "anticipate," "could," "would," "believe," "estimate," "expect," "goal," "may," "plan," "project," "will," and similar expressions identify forward-looking statements. Factors that could cause actual results to differ materially from those projected in our forward-looking statements include risk factors identified below in Item 1A.

ITEM 1. BUSINESS

Overview

MicroVision, Inc. is a pioneer in laser beam scanning (LBS) technology that we market under our brand name PicoP®. We have developed our proprietary scanning technology that can be used in products for interactive projection, consumer LiDAR, automotive LiDAR, and augmented and mixed reality. Our PicoP® scanning technology is based on our patented expertise in systems that include micro-electrical mechanical systems (MEMS), laser diodes, opto-mechanics, and electronics and how those elements are packaged into a small form factor, low power scanning engine that can display, interact and sense, depending on the needs of the application. These systems utilize edge computing and machine intelligence as part of the solutions.

Our strategy includes selling LBS engines to original equipment manufacturers (OEMs) and original design manufacturers (ODMs). We plan to offer scanning engines to support a wide array of applications: an interactive scanning engine for smart home speakers and other Internet of Things (IoT) products, a light detection and ranging (LiDAR) engine for consumer electronic applications, and solutions for augmented and mixed reality devices. We also are developing LiDAR for automotive collision avoidance systems.

In addition to selling engines, we have licensed our patented PicoP® scanning technology to other companies for incorporation into their scanning engines for projection. We sell our customers key components needed to produce their laser scanning engines and/or license our technology in exchange for a royalty fee or margin for each scanning engine they sell. Companies to whom we license our PicoP® scanning technology are typically OEMs or ODMs who are in the business of making components or products ready for sale to end users. To date, we have primarily focused on the consumer electronics market, however, we believe that our LBS technology could support multiple applications and markets including automotive, medical, and industrial.

While we are optimistic about our technology and the potential for future revenues, we have incurred substantial losses since inception and we expect to incur a significant loss during the fiscal year ending December 31, 2019.

MicroVision, Inc. was founded in 1993 as a Washington corporation and reincorporated in 2003 under the laws of the State of Delaware. Our headquarters is located at 6244 185th Avenue NE, Suite 100, Redmond, Washington 98052, and our telephone number is (425) 936-6847.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free-of-charge from the investor page of our website, accessible at www.microvision.com, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC). Copies of these filings may also be obtained by visiting the SEC's website, www.sec.gov, which contains current, quarterly and annual reports, proxy and information statements and other information regarding issuers that file electronically.

Technology

Our patented PicoP® scanning technology combines a MEMS scanning mirror, laser diode light sources, electronics, and optics that are controlled using our proprietary system control algorithms along with edge computing and machine learning in some systems. The bi-directional MEMS scanning mirror is a key component of our technology system and is one of our core competencies. Our MEMS design is a silicon device with a one-millimeter mirror at the center. This mirror is connected to small flexures that allow it to oscillate vertically and horizontally to generate an image pixel-by-pixel for use in sensing and display. Scanning engines with our technology can operate in three modes: display only, display and sensing combined, and sensing only. For applications that include a projected display, our PicoP® scanning technology creates a brilliant, full color, high-contrast, uniform image over the entire field-of-view from a small and thin engine with low power consumption. For 3D LiDAR scanning applications, our engine is small with high resolution, low power and low latency which are features that are important for such applications. We believe that our proprietary technology offers significant advantages over traditional display and 3D LiDAR sensing systems. Depending on the specific product application, these advantages may include:

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
  Dynamic, programmable resolution and frame rate 3D scanning; and
  Efficiency of edge computing and machine learning integrated within our solution.

Business Strategy

Our business strategy is to commercialize our PicoP® scanning technology by enabling OEMs and ODMs to produce end-user products via three go-to-market paths:

  Design and sell LBS engines directly to OEMs and ODMs to incorporate inside their products;
  License our LBS technology and sell key components to OEMs and ODMs to create their own scanning engines; and
  License LBS technology to OEMs and ODMs who developed their own key components or subsystems.

By providing these options, we permit OEMs and ODMs to integrate and embed our technology across a broad range of interactive and non-interactive display and 3D LiDAR sensing product applications in the way that best matches their technical capabilities and timelines for bringing their products to market.

The key elements of our business strategy include the following:

  Develop LBS modules that enable our customers to make products that end users find indispensable;
  Continue to improve the performance of our PicoP® scanning technology system by advancing the key application attributes such as higher brightness for displays, lower power, smaller size, and greater accuracy and longer distances for 3D sensing;
  Develop machine learning algorithms that allow our 3D LiDAR sensing products to respond faster and more accurately to users and/or objects in the environment;
  Sell LBS engines to OEMs and ODMs;
  Provide engineering services to develop LBS engines for OEMs and ODMs who need custom engines;
  Develop a supply chain able to supply customers with high quality LBS engines in quantities to support the consumer electronics market;

  Supply key scanning engine components for products being developed by OEMs and ODMs who license our PicoP® scanning technology and/or license rights to OEMs and ODMs to produce such components;
  Partner with other companies that are interested in growing the LBS market to cooperatively promote our solutions and develop solutions for future products and capabilities where appropriate; and
  Maintain a position of LBS leadership with our intellectual property around our PicoP® scanning technology.

Markets for Our Technology

Our PicoP® scanning technology system strategy is focused on addressing the following market segments:

  Interactive and non-interactive pico projection;
  3D LiDAR sensing for consumer electronics, automotive collision avoidance; and
  Augmented/Virtual Reality (AR/VR).

We see interactive and non-interactive pico projection, 3D LiDAR sensing, and AR/VR as the most promising applications for our technology in the near to mid-term. We have concentrated on pico projection over the past several years and we announced plans for other engine solutions for interactive pico projection and 3D LiDAR sensing. We also believe AR and VR eyewear displays can also benefit from our technology, and we are actively exploring these opportunities.

In interactive projection, our goal is to enable an interactive screen experience produced on demand by a small system for AI connected devices such as smart speakers. The solution would allow users to perform micro transactions by augmenting the capabilities of these voice controlled devices, making transactions more intuitive and easier to perform. By working on a variety of surfaces in conjunction with smart devices, these solutions provide the functionality of display screens while reducing the size requirements of display screens in the home.

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

Products and Services

In 2018, our revenue was derived from development contracts and from license and royalty fees for PicoP® scanning technology.

In May 2018, we signed a five-year license agreement with a customer granting them an exclusive license to our LBS technology for display-only applications. The license represents functional intellectual property which derives a substantial portion of its utility from its significant standalone functionality. The intellectual property is not expected to substantially change during the license period, nor are we contractually or practically required to use updated intellectual property during the license life. During the year ended December 31, 2018 we completed the performance obligations required by the contract. As a result, we recognized $10.0 million in license revenue for the year ended December 31, 2018.

In April 2017, we signed a contract with a major technology company to develop an LBS display system. Under this agreement, we would develop a new generation of MEMS, ASIC and related firmware for a high resolution, LBS-based product that the technology company is planning to produce. We would receive up to $24.6 million, including $14.6 million in fees for development contingent on completion of milestones and an upfront payment of $10.0 million, which payment has been received. The original contract was for $14.0 million in fees for development, but the customer added $632,000 in additional work to total $14.6 million. As of December 31, 2018, we have received $10.7 million of the fees for development work. The remaining development fees would be paid contingent on completion of milestones through the second quarter of 2019. Upon successful completion of the development program, if the company decides to manufacture the product with the MicroVision display components, the $10.0 million upfront payment would be applied as a discount to future component purchases from us. If the contract is terminated by the technology company for our failure to meet milestones, the $10.0 million upfront payment is subject to repayment. As the contract is expected to be completed in Q2 2019, we believe the risk of repayment is low.

In 2017, we introduced a small form factor, high definition display engine for applications where form factor and flexibility of product design are required. In March 2017, we received a $6.7 million order for our small form factor display engine from Ragentek Communication Technology Co., Limited (Ragentek), an Asian electronics device manufacturer. Initial shipments of engines to Ragentek began at the end of June 2017 to embed in its smartphone product. Ragentek launched their smartphone during the third quarter of 2017. We had planned to recognize $4.3 million of product revenue during the fourth quarter of 2017 by completing the remainder of the order. The customer, however, requested a deferment in taking receipt of the remainder of the engines until 2018. In 2018 the customer did not take delivery of the remaining engines. We are pursuing our legal rights to enforce the contract.

We also plan to introduce an interactive display engine that integrates display and 3D LiDAR sensing to allow the user to interact with projected images and a consumer grade LiDAR engine for consumer electronics (smart home and smart home security) applications.

The key components and technology we offer for inclusion in an LBS engine are our MEMS, ASICs, and software. Our licensees can purchase none, some, or all of the key components and license the technology we offer depending on their capability and desire to manufacture them and the terms of the licensing agreement.

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

Our research and development team is located in Redmond, Washington and as of December 31, 2018, was comprised of 85 engineering and technical staff in optics, software engineering, electrical engineering, product engineering, and MEMS design.

Sales and Marketing

Our sales and marketing approach is account based, business-to-business targeting of OEMs and ODMs. We license our PicoP® scanning technology and sell components used in the production of scanning engines to our licensees and sell scanning engines to our customers. We also engage end product manufacturers and retailers in our target markets to educate them about product opportunities based on our PicoP® scanning technology.

We currently have sales and business development representatives based in the United States and Asia, focused on business development in the Americas, Europe and Asia. Our sales and business development representatives are supported by a technical sales engineering team that assists customers during the "design win" and "design in" cycles. The technical sales engineering team operates from Redmond, Washington, and Japan. Our marketing team is located in Redmond, Washington. We engage potential customers directly, participate in trade shows, maintain a website, and cooperate on co-marketing activities with key partners.

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

We provide forecasts that allow our contract manufacturers to stock component parts and other materials and plan capacity. Our contract manufacturers procure raw materials in volumes consistent with our forecasts, manufacture and/or assemble the products and perform tests according to our specifications. Products are shipped to our customers or shipped to our Redmond, Washington headquarters to be inventoried as finished goods. We procure some specific components and either sell them or consign them to our contract manufacturers. We hold some inventories of these components. Our contract manufacturers procure additional raw materials we do not own until the finished goods are completed by our contract manufacturer. Title to the products transfers from our contract manufacturers to us and then to our customers upon shipment from the manufacturer. If raw materials are unused, or the products are not sold within specified periods of time, we may incur carrying charges or obsolete material charges for component parts that our contract manufacturers purchased to build products to meet our forecasts or customer orders.

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

Competitive Conditions

The consumer display and 3D sensing industries are highly competitive. Potential products incorporating our PicoP® scanning technology, including any LBS engines we develop, will compete with manufacturers of established technologies, such as flat panel display devices, as well as companies developing new display and 3D LiDAR sensing technologies. Our competitors include companies such as Texas Instruments, Intel, Syndiant, Velodyne, Bosch, Quanergy, Innoluce, Opus, Mirrorcle, Maradin, Himax, Pioneer, Sony (LCOS) and others, some of which have much greater financial, technical and other resources than us. Many of our competitors are currently developing alternative miniature display and 3D LiDAR sensing technologies. Our competitors may succeed in developing innovative technologies and products that could render our technology or our proposed products commercially infeasible or technologically obsolete.

The consumer display and 3D sensing industries have been characterized by rapid and significant technological advances. Our PicoP® scanning technology system and potential products may not be competitive with such advances, and we may not have sufficient funds to invest in new technologies, products or processes. Although we believe our technology system and proposed products could deliver images of a substantially higher performance from a smaller form factor device than those of commercially available LCOS and DLP based display products, LCD and LCOS interactive panels or solid state LiDAR and CMOS sensing solutions, manufacturers of competing technologies may develop improvements to their technology that could reduce or eliminate the anticipated advantages of our proposed products.

3D sensing is a new market and we believe we are developing products that will have cost and performance benefits over what competitors may offer. However, manufacturers of competing technologies may develop improvements to the size, performance, and cost of their modules, that could reduce or eliminate the anticipated advantages of our proposed products.

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

Our ability to compete effectively in the consumer display and 3D sensing markets may depend, in part, on our ability and the ability of our licensors to maintain the proprietary nature of these technologies.

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

Employees

As of March 1, 2019, we had 107 full-time employees. None of our employees are represented by a labor union.

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

  As of December 31, 2018, we had an accumulated deficit of $546.1 million.
  We incurred consolidated net losses of $493.4 million from inception through 2016, $25.5 million in 2017, and $27.3 million in 2018.

The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered by companies formed to develop and commercialize new technologies. In particular, our operations to date have focused primarily on research and development of our PicoP® scanning technology system and development of demonstration units. We are unable to accurately estimate future revenues and operating expenses based upon historical performance.

We cannot be certain that we will succeed in obtaining additional development revenue or commercializing our technology or products. In light of these factors, we expect to continue to incur significant losses and negative cash flow at least through 2019 and likely thereafter. We cannot be certain that we will achieve positive cash flow at any time in the future.

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

We are introducing new technology and products into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the commercial success of our LBS engines, the rate at which OEMs and ODMs introduce products incorporating our PicoP® scanning technology and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if we fail to meet milestones for future payments or have to repay amounts already received under our April 2017 development contract, if the mix of revenues and the associated margins varies from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components, products and systems, and equipment manufacturers that may require additional investments by us.

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

Our business strategy for commercializing our technology in products incorporating PicoP® scanning technology includes entering into development, manufacturing, licensing, sales and marketing arrangements with OEMs, ODMs and other third parties. These arrangements reduce our level of control over production and distribution and may subject us to risks and uncertainties regarding, but not limited to, product warranty, product liability and quality control standards.

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

In addition, we could encounter significant delays in introducing our PicoP® scanning technology or find that the development, manufacture or sale of products incorporating our technology would not be feasible. To the extent that we enter into development, manufacturing, licensing, sales and marketing or other arrangements, our revenues will depend upon the performance of third parties. We cannot be certain that any such arrangements will be successful.

We cannot be certain that our technology system or products incorporating our PicoP® scanning technology will achieve market acceptance. If our technology system or products incorporating our technology do not achieve market acceptance, our revenues may not grow.

Our success will depend in part on customer acceptance of our PicoP® scanning technology. Our technology may not be accepted by manufacturers who use display and 3D sensing technologies in their products, by systems integrators, OEMs, and ODMs who incorporate the scanning engine components into their products or by end users of these products. To be accepted, our PicoP® scanning technology must meet the expectations of our current and potential customers in the consumer electronics, automotive, and other markets. If our technology system or products incorporating our PicoP® scanning technology do not achieve market acceptance, we may not be able to continue to develop our technology.

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

In 2018, one customer accounted for $10.0 million in revenue, representing 57% of our total revenue. A second customer accounted for $7.4 million in revenue, representing 42% of our total revenue. In 2017, one customer accounted for $5.8 million in revenue, representing 60% of our total revenue, and a second customer accounted for $2.3 million in revenue, representing 24% of our total revenue. Our customers take time to obtain, and the loss of a significant customer could negatively affect our revenue. Our quarterly operating results may vary significantly based upon:

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

Our backlog under open orders and agreements totaled $2.5 million as of December 31, 2018. We or our customers may be unable to meet the performance requirements and obligations under open orders or agreements, including performance specifications, milestones or delivery dates, required by such purchase orders or agreements. Furthermore, our customers may be unable or unwilling to perform their obligations thereunder on a timely basis, or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals. To the extent we are unable to perform under such purchase orders or agreements or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

We may not be able to maintain our listing on The Nasdaq Global Market and it may become more difficult to sell our stock in the public market.

Our common stock is listed on The Nasdaq Global Market. To maintain our listing on this market, we must meet Nasdaq's listing maintenance standards. If we are unable to continue to meet Nasdaq's listing maintenance standards for any reason, our common stock could be delisted from The Nasdaq Global Market. If our common stock were delisted, we likely would seek to list our common stock on The Nasdaq Capital Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were not listed on The Nasdaq Capital Market or another exchange, trading of our common stock would be conducted in the Over-the-Counter (OTC) market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the OTC market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock.

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

On March 1, 2019, the closing price of our common stock was $1.17 per share.

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

The consumer display and 3D sensing industries have been characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards.

Our success will depend upon our ability to further develop our PicoP® scanning technology system and to cost effectively introduce new products and features in a timely manner to meet evolving customer requirements and compete with competitors' product advances. We may not succeed in these efforts due to:

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

ITEM 3. LEGAL PROCEEDINGS

During 2018, we settled all related claims with Asia Optical relating to its previously filed complaint for arbitration for less than related reserves.

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

Perry M. Mulligan, age 61, has served as a director of the Company since January 2010 and Chief Executive Officer of the Company since November 2017. Mr. Mulligan has over 30 years of experience in operations and supply chain management. Mr. Mulligan was formerly Senior Vice President of Operations for Emulex Corporation where he oversaw Emulex operations, including IT, facilities, supplier management, test engineering and logistics from July 2013 to June 2015. Mr. Mulligan served as Senior Vice President, Operations for QLogic from October 2007 to June 2013, where he was responsible for all aspects of the manufacturing and delivery of products to the customer in addition to overall supply chain design and manufacturing strategy. Prior to QLogic, Mr. Mulligan was at Solectron from May 2004 to September 2007, where he held the position of Senior Vice President Supply Chain Management and Chief Procurement Officer and was responsible for establishing the overall materials and supply chain strategy. Mr. Mulligan brings extensive experience and knowledge in developing and setting up worldwide manufacturing and sourcing operations and overall supply chain strategy. Mr. Mulligan has an MBA from the University of Western Ontario.

Stephen P. Holt, age 56, joined MicroVision in April 2013 as Chief Financial Officer. Prior to MicroVision, from May 2007 to May 2012, he served as Chief Financial Officer of PixelOptics, where he played a lead role in bringing the company's first electronic focusing eyewear product to market. At this venture capital-backed start-up, Mr. Holt raised capital and negotiated strategic partner agreements to license technology in addition to implementing policies and procedures to create an infrastructure capable of supporting rapid growth while maintaining a strong internal control environment. From March 2006 to April 2007, he was the Chief Financial Officer of Interstate Distributors, a trucking and transportation services company. From December 2003 to March 2006, he was the Chief Financial Officer of a group of companies consisting of Activelight, Boxlight, Cinelight and Projector Wholesale Supply. These companies were value-added resellers and distributors of audio-visual and projection equipment. Mr. Holt, a Certified Management Accountant, holds a B.S. from California State University, Chico and an M.B.A. from Santa Clara University.

Sumit Sharma, age 45, was appointed Chief Operating Officer in June 2018, after serving as Vice President of Product Engineering and Operations since February 2017 and Vice President and Senior Director of Operations since September 2015. Prior to MicroVision, from April 2015 to September 2015, he was a Product Development and Operations consultant at BlueMadison Consulting. From November 2013 to March 2015, he was the Senior Director, Advanced Manufacturing Operations and Technology Development at Jawbone. From March 2011 to October 2013, he was the Head of Manufacturing Operations for project GLASS at Google. Mr. Sharma has extensive experience in optics, wearable technology, product development and qualification for automotive industry.  Mr. Sharma also has deep experience in global operations and developing strategic partnerships. A patent holder, Mr. Sharma received his baccalaureate degree in engineering from New Jersey Institute of Technology.

David J. Westgor, age 65, was appointed Vice President, General Counsel and Secretary in November 2013, after serving as General Counsel since December 2012 and Deputy General Counsel since June 2007. Before joining MicroVision, Mr. Westgor was Senior Counsel at Medtronic Physio-Control, where he had primary responsibility for the legal affairs of its medical and informatics business units. Mr. Westgor graduated from Loyola Law School and practiced in the Los Angeles office of Pillsbury Winthrop. He moved to the Seattle area to become in-house counsel at Advanced Radio Telecom, a broadband telecommunications company. Mr. Westgor holds a B.A. from St. Olaf College and an M.F.A. degree from the Art Institute of Chicago.

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

As of March 1, 2019, there were approximately 119 holders of record of 102,105,000 shares of common stock outstanding. As many of our shares of common stock are held by brokerages and institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

ITEM 6. SELECTED FINANCIAL DATA

A summary of selected financial data as of and for the five years ended December 31, 2018 is set forth below. It should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Years prior to 2016 do not reflect the effects from our January 1, 2018 adoption of ASC Topic 606.

(In thousands, except per share data)	Year Ended December 31,
Statement of Operations Data	2018	2017	2016	2015	2014
Revenue	$17,607	$9,634	$12,527	$9,188	$3,485
Net loss available for common shareholders	(27,250)	(25,486)	(17,981)	(14,542)	(18,120)
Basic and diluted net loss per share	(0.31)	(0.35)	(0.35)	(0.31)	(0.44)
Weighted-average shares outstanding basic and diluted	86,983	72,786	51,958	46,540	41,599
Balance Sheet Data
Cash and cash equivalents	$13,766	$16,966	$15,139	$7,888	$8,349
Working capital (deficit)	(539)	4,143	11,417	3,371	5,040
Total assets	23,033	29,767	20,395	14,042	11,945
Long-term liabilities	728	607	238	6,491	488
Total shareholders' equity (deficit)	4,117	10,086	13,937	(153)	6,872

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our business strategy is to commercialize our PicoP® scanning technology by enabling OEMs and ODMs to produce end-user products via three go-to-market paths:

  Design and sell LBS engines directly to OEMs and ODMs to incorporate inside their products;
  License our LBS technology and sell key components to OEMs and ODMs to create their own scanning engines; and
  License LBS technology to OEMs and ODMs who developed their own key components.

In 2018, 57% of our revenue was generated from the five-year license agreement we signed in May 2018, 42% of our revenue was generated from development contracts, and 1% was generated from performance on contracts for prototype units. In 2018, one customer accounted for $10.0 million in revenue, representing 57% of our total revenue and a second customer accounted for $7.4 million in revenue, representing 42% of our total revenue.

In 2017, 67% of our revenue was generated from development contracts, 24% of our revenue was generated from product sales, 5% was generated from performance on contracts for prototype units, and 4% was generated from ongoing per unit royalties. In 2017, one customer accounted for $5.8 million in revenue, representing 60% of our total revenue, and a second customer accounted for $2.3 million in revenue, representing 24% of our total revenue.

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

Key accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that materially affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We evaluate our estimates on a continuous basis. We base our estimates on historical data, terms of existing contracts, our evaluation of trends in the consumer display and 3D sensing industries, information provided by our current and prospective customers and strategic partners, information available from other outside sources and on various other assumptions we believe to be reasonable under the circumstances. The results form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We identify each performance obligation in our development contracts at contract inception. The contracts generally include product development and customization specified by the customer. In contracts with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the contract. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Performance obligations that are not distinct at contract inception are combined.

If we identify multiple distinct performance obligations, we evaluate each performance obligation to determine if there is a stand-alone selling price. In instances where stand-alone selling price is not directly observable, such as when we do not sell the product or service separately, we determine the stand-alone selling price using information that may include market conditions and other observable inputs. Judgment is required to determine the stand-alone selling price for each distinct performance obligation.

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

Share-based compensation

We issue share-based compensation to employees in the form of stock options and restricted stock units (RSUs), and performance stock units (PSUs). We account for the share-based awards by recognizing the fair value of share-based compensation expense on a straight-line basis over the service period of the award, net of estimated forfeitures. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model. The fair value of RSUs is determined by the closing price of our common stock on the grant date. The PSUs are valued using a binomial option pricing model using the following inputs: stock price, volatility, and risk-free interest rates. Changes in estimated inputs or using other option valuation methods may result in materially different option values and share-based compensation expense.

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

Results of Operations

YEAR ENDED DECEMBER 31, 2018 COMPARED TO YEAR ENDED DECEMBER 31, 2017.

Product revenue
		% of		% of
		total		total
	2018	revenue	2017	revenue	$ change	% change
(In thousands)
Product revenue	$-	-	$2,300	23.9	$(2,300)	(100.0)

Product revenue is revenue from sales of our products which are LBS engines, MEMS and ASICs. Revenue is recognized when the product is shipped to the customer because control passes to the customer at the point of shipment. Our product sales generally include acceptance provisions, however, because we generally can objectively determine that we have met agreed-upon customer specifications prior to shipment, control of the item passes at the time of shipment.

We did not recognize any product revenue during the year ended December 31, 2018. Product revenue backlog at December 31, 2018 and 2017 was zero and $4.3 million, respectively. The change in backlog from September 30, 2018 to December 31, 2018 was due to the uncertainty of fulfilling the remainder of our March 2017 order from Ragentek. We are pursuing our legal rights to enforce the contract.

License and royalty revenue
		% of		% of
		total		total
	2018	revenue	2017	revenue	$ change	% change
(In thousands)
License and royalty revenue	$10,011	56.9	$350	3.6	$9,661	2,760.3

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

In May 2018, we signed a five-year license agreement with a customer granting them exclusive license to our LBS technology for display-only applications. The license represents functional intellectual property which derives a substantial portion of its utility from its significant standalone functionality. The intellectual property is not expected to substantially change during the license period, nor are we contractually or practically required to use updated intellectual property during the license life. During the year ended December 31, 2018 we completed the performance obligations required by the contract. As a result, we recognized $10.0 million in license revenue during the year ended December 31, 2018.

During the year ended December 31, 2018 we recognized $11,000 from ongoing per unit royalties. During the year ended December 31, 2017 we recognized $350,000 from ongoing per unit royalties.

Contract revenue

		% of		% of
		total		total
	2018	revenue	2017	revenue	$ change	% change
(In thousands)
Contract revenue	$7,596	43.1	$6,984	72.5	$612	8.8

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

In April 2017, we signed a contract with a major technology company to develop an LBS display system. Under the terms of this agreement, we may receive $14.6 million in fees for development contingent on completion of milestones. As of December 31, 2018, we have received $10.7 million in fees for development work. We are recognizing revenue on the $14.6 million in development fees over time utilizing the input method of total costs expended to total cost expected to complete the performance obligation. The original contract was for $14.0 million in fees for development, but the customer added $632,000 in additional work to total $14.6 million. As of December 31, 2018, we have recognized $12.1 million of contract revenue from development fees on this agreement.

The increase in contract revenue during the year ended December 31, 2018 compared to the same period in 2017 was attributed to increased contract activity. Our contract backlog, including orders for prototype units and evaluation kits, at December 31, 2018 and 2017 was approximately $2.5 million and $9.3 million, respectively. The April 2017 development contract represents $2.5 million of the contract backlog and is scheduled for completion during the second quarter of 2019.

Cost of product revenue

		% of		% of
		product		product
	2018	revenue	2017	revenue	$ change	% change
(In thousands)
Cost of product revenue	$5,468	n/a	$4,359	189.5	$1,109	25.4

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

Cost of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of manufacturing overhead expense and the volume of direct material purchased. Cost of product revenue was higher during the year ended December 31, 2018 due to write downs of inventory totaling $4.4 million in 2018 compared to $1.0 million in 2017. This was offset by lower material costs due to zero product shipments compared to the prior year.

During the year ended December 31, 2018, we did not expense manufacturing overhead associated with production capacity in excess of production requirements. During the year ended December 31, 2017, we expensed $538,000 of manufacturing overhead associated with production capacity in excess of production requirements.

Cost of contract revenue

		% of		% of
		contract		contract
	2018	revenue	2017	revenue	$ change	% change
(In thousands)
Cost of contract revenue	$5,170	68.1	$5,503	78.8	$(333)	(6.1)

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

The decrease in the cost of contract revenue during the year ended December 31, 2018 compared to the same period in 2017 was attributed to fewer active contracts.

Research and development expense

	2018	2017	$ change	% change
(In thousands)
Research and development expense	$24,666	$15,096	$9,570	63.4

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

The increase in research and development expense during the year ended December 31, 2018, compared to 2017, was attributable to higher costs related to subcontractors and increased headcount and personnel-related compensation and benefits expenses related to our LBS engine development.

Sales, marketing, general and administrative expense

	2018	2017	$ change	% change
(In thousands)
Sales, marketing, general and administrative expense	$9,523	$10,156	$(633)	(6.2)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The decrease in sales, marketing, general and administrative expense during the year ended December 31, 2018 compared to the same period in 2017 was attributed to the reversal of reserves in connection with the settlement of certain claims of approximately $563,000 and decreased travel and recruiting expenses that were offset partially by increased purchased services.

Income taxes

No provision for income taxes has been recorded because we have experienced net losses from inception through December 31, 2018. At December 31, 2018, we had net operating loss carryforwards of approximately $398.1 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $8.6 million. During 2018, $7.1 million federal net operating losses expired unused. A majority of the net operating loss carryforwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2019 to 2038, if not previously used.

In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our shareholders during any three year period would result in a limitation on our ability to use a portion of our net operating loss carryforwards.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. We did not have any unrecognized tax benefits at December 31, 2018 or at December 31, 2017.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At December 31, 2018, we had $13.8 million in cash and cash equivalents.

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

Operating activities

Cash used in operating activities totaled $22.6 million during 2018, compared to $15.5 million in 2017. Cash used in operating activities resulted primarily from cash used to fund our net loss, after adjusting for non-cash charges such as share-based compensation, depreciation and amortization charges and changes in operating assets and liabilities. The change in cash flows from operating activities in 2018 was primarily attributable to increased operating expenses versus the prior year.

Investing activities

Cash used in investing activities totaled $1.1 million in 2018, compared to $3.0 million in 2017. Purchases of property and equipment totaled $1.1 million in 2018, compared to $3.1 million in 2017. We received no proceeds from the sale of property and equipment during 2018, compared to sales proceeds of $59,000 in 2017.

Financing activities

Cash provided by financing activities totaled $20.5 million in 2018, compared to $20.3 million in 2017. Principal payments under capital leases and long-term debt was $12,000 in 2018 and zero in 2017.

The following is a list of our financing activities during 2018 and 2017.

  In December 2018, we raised $4.2 million before issuance costs of approximately $524,000 through an underwritten public offering of 7.0 million shares of our common stock.
  In June 2018, we raised $18.0 million before issuance costs of approximately $1.4 million through an underwritten public offering of 14.4 million shares of our common stock.
  In August 2017, we raised $11.5 million before issuance costs of approximately $1.1 million through an underwritten public offering of 5.5 million shares of our common stock.
  In August 2017, we raised $3.2 million before issuance costs of approximately $26,000 through a private placement of 1.5 million shares of our common stock.
  During the second quarter of 2017, we received $906,000 from the exercise of warrants to purchase 460,000 shares of common stock, which warrants were issued in connection with earlier financing transactions.
  During the second quarter of 2017, we received gross proceeds of $3.7 million before issuance costs of approximately $125,000 from the sale of 1.7 million shares of our common stock under an ATM agreement that was terminated in June 2017 at our election without penalty.
  During the second quarter of 2017, we received proceeds of $2.2 million from the sale of 1.2 million shares of our common stock as part of a common stock purchase agreement entered into in September 2016 that was terminated in August 2017 at our election without penalty.

Our capital requirements will depend on many factors, including, but not limited to, the rate at which OEMs and ODMs introduce products incorporating our PicoP® scanning technology and the market acceptance and competitive position of such products. Our ability to raise capital will depend on numerous factors, including the following:

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

If we are successful in establishing OEM or ODM co-development and joint venture arrangements, we expect our partners to fund certain non-recurring engineering costs for technology development and/or for product development. Nevertheless, we expect our capital requirements to remain high as we expand our activities and operations with the objective of commercializing our PicoP® scanning technology.

Contractual obligations

The following table lists our contractual obligations as of December 31, 2018 (in thousands):

	Payments Due By Period
	‹ 1 year	1-3 years	3-5 years	> 5 years		Total
Open purchase obligations *	$5,836	$174	$174	$-		$6,184
Minimum payments under capital leases	21	33	-	-		54
Minimum payments under operating leases	654	1,332	871	-		2,857
Minimum payments under long-term liabilities	35	18	-	-		53
Minimum payments under research, royalty and licensing agreements	12	24	24	12	†	72
	$6,558	$1,581	$1,069	$12		$9,220

* Open purchase obligations represent commitments to purchase inventory, materials, capital equipment, maintenance agreements and other goods used in the normal operation of our business.
† License and royalty obligations continue through the lives of the underlying patents, which is currently through at least 2024.

Recent accounting pronouncements

See Note 2, "Summary of significant accounting policies," in the Notes to the consolidated financial statements found in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of December 31, 2018, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risks is not material.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity, and return. As of December 31, 2018, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts. The values of cash and cash equivalents as of December 31, 2018, are as follows (in thousands):

	Amount	Percent
Cash and cash equivalents	$13,766	100%
Less than one year	-	-
	$13,766	100%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
MicroVision, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MicroVision, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended, and the related notes and schedule (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers.

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
March 5, 2019

We have served as the Company's auditor since 2012.

MicroVision, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31,
Assets	2018	2017
Current assets
Cash and cash equivalents	$13,766	$16,966
Accounts receivable, net of allowances of $0 and $26, respectively	476	15
Costs and estimated earnings in excess of billings on uncompleted contracts	987	680
Inventory	1,109	4,541
Other current assets	1,311	1,015
Total current assets	17,649	23,217

Property and equipment, net	2,993	3,251
Restricted cash	435	435
Intangible assets, net	486	602
Other assets	1,470	2,262
Total assets	$23,033	$29,767

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$2,411	$3,063
Accrued liabilities	5,602	5,864
Billings on uncompleted contracts in excess of related costs	-	5
Other current liabilities	10,154	10,142
Current portion of capital lease obilgations	21	-
Total current liabilities	18,188	19,074

Capital lease obligations, net of current portion	33	-
Deferred rent, net of current portion	695	302
Other long-term liabilities	-	305
Total liabilities	18,916	19,681

Commitments and contingencies (Note 12)

Shareholders' equity
Preferred stock, par value $0.001; 25,000 shares authorized; zero and
zero shares issued and outstanding, respectively	-	-
Common stock, par value $0.001; 150,000 shares authorized;
100,105 and 78,597 shares issued and outstanding at December 31,
2018 and 2017, respectively	100	79
Additional paid-in capital	550,133	528,873
Accumulated deficit	(546,116)	(518,866)
Total shareholders' equity	4,117	10,086
Total liabilities and shareholders' equity	$23,033	$29,767

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017

Product revenue	$-	$2,300
License and royalty revenue	10,011	350
Contract revenue	7,596	6,984
Total revenue	17,607	9,634

Cost of product revenue	5,468	4,359
Cost of contract revenue	5,170	5,503
Total cost of revenue	10,638	9,862

Gross profit	6,969	(228)

Research and development expense	24,666	15,096
Sales, marketing, general and administrative expense	9,523	10,156
Total operating expenses	34,189	25,252
Loss from operations	(27,220)	(25,480)

Other expense, net	(30)	(6)
Net loss	$(27,250)	$(25,486)

Net loss per share - basic and diluted	$(0.31)	$(0.35)

Weighted-average shares outstanding - basic and diluted	86,983	72,786

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands)

			Additional		Total
	Common Stock		paid-in	Accumulated	shareholders'
	Shares	Par value	capital	deficit	equity
Balance at December 31, 2016	68,093	$68	$507,249	$(493,380)	$13,937
Share-based compensation expense	92	-	1,288	-	1,288
Exercise of warrants and options	506	-	991	-	991
Sales of common stock	9,906	11	19,345	-	19,356
Net loss	-	-	-	(25,486)	(25,486)
Balance at December 31, 2017	78,597	79	528,873	(518,866)	10,086
Share-based compensation expense	108	-	1,061	-	1,061
Sales of common stock	21,400	21	20,199	-	20,220
Net loss	-	-	-	(27,250)	(27,250)
Balance at December 31, 2018	100,105	$100	$550,133	$(546,116)	$4,117

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(27,250)	$(25,486)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,722	1,141
Amortization of intangible assets	116	116
Non-cash share-based compensation expense	1,061	1,288
Inventory write-downs	4,414	1,004
Other non-cash adjustments	203	(42)
Change in:
Accounts receivable	(461)	230
Costs and estimated earnings in excess of billings on uncompleted contracts	(307)	(555)
Inventory	(982)	(4,312)
Other current and non-current assets	663	(2,314)
Accounts payable	(1,079)	1,147
Accrued liabilities	(374)	2,226
Billings on uncompleted contracts in excess of related costs	(5)	(138)
Other current liabilities	12	9,964
Other long-term liabilities	(305)	252
Net cash used in operating activities	(22,572)	(15,479)

Cash flows from investing activities
Proceeds on sale of property and equipment	-	59
Purchases of property and equipment	(1,118)	(3,100)
Net cash used in investing activities	(1,118)	(3,041)

Cash flows from financing activities
Principal payments under capital leases and long-term debt	(12)	-
Increase in deferred rent	139	-
Net proceeds from issuance of common stock and exercise of warrants	20,363	20,347
Net cash provided by financing activities	20,490	20,347

Change in cash, cash equivalents, and restricted cash	(3,200)	1,827
Cash, cash equivalents, and restricted cash at beginning of period	17,401	15,574
Cash, cash equivalents, and restricted cash at end of period	$14,201	$17,401

Supplemental schedule of non-cash investing and financing activities

Property and equipment acquired under capital leases	66	-

Non-cash additions to property and equipment	$445	$165

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of
December 31, 2018 and December 31, 2017:
	Year Ended December 31,
	2018	2017
Cash and cash equivalents	$13,766	$16,966
Restricted cash	435	435
Cash, cash equivalents and restricted cash	$14,201	$17,401

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Notes to Consolidated Financial Statements
For the year ended December 31, 2018

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

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. At December 31, 2018, we had $13.8 million in cash and cash equivalents.

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

We are introducing new technology and products into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the commercial success of our laser beam scanning (LBS) engines, the rate at which OEMs and ODMs introduce products incorporating our PicoP® scanning technology and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if we fail to meet milestones for future payments or have to repay amounts already received under our April 2017 development contract, if the mix of revenues and the associated margins vary from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components and systems and equipment manufacturers that may require additional investments by us.

These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. We have identified the following areas where estimates and assumptions have been made in preparing the financial statements: revenue recognition, inventory valuation, valuation of share-based payments, income taxes, depreciable lives assessment and related disclosure of contingent assets and liabilities.

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

Restricted cash

As of December 31, 2018 and 2017, restricted cash was in money market savings accounts and serve as collateral for $435,000 in irrevocable letters of credit. The restricted cash balance includes a letter of credit which is outstanding in connection with a lease agreement for our corporate headquarters building in Redmond, Washington. The balance is required over the term of the lease, which expires in March 2023.

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

Concentration of credit risk and major customers and suppliers

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of December 31, 2018, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

Concentration of major customers and suppliers

In 2018, one customer accounted for $10.0 million in revenue, representing 57% of our total revenue and a second customer accounted for $7.4 million in revenue, representing 42% of our total revenue. In 2017, one customer accounted for $5.8 million in revenue, representing 60% of our total revenue and a second customer accounted for $2.3 million in revenue, representing 24% of our total revenue.

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

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Year Ended December 31,
Numerator:	2018	2017
Net loss available for common shareholders	$(27,250)	$(25,486)

Denominator:
Weighted-average common shares outstanding	86,983	72,786

Net loss per share - basic and diluted	$(0.31)	$(0.35)

During each of the years ended December 31, 2018 and 2017, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive. The shares shown represent the number of shares of common stock which would be issued upon conversion in the respective years shown below (in thousands):

	Year Ended December 31,
	2018	2017
Options outstanding and warrants exercisable	6,619	7,007
Nonvested restricted stock units	1,149	185
	7,768	7,192

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

Share-based compensation

We issue share-based compensation to employees in the form of stock options and restricted stock units (RSUs), and performance stock units (PSUs). We account for the share-based awards by recognizing the fair value of share-based compensation expense on a straight-line basis over the service period of the award, net of estimated forfeitures. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model. The fair value of RSUs is determined by the closing price of our common stock on the grant date. The PSUs are valued using a binomial option pricing model using the following inputs: stock price, volatility, and risk-free interest rates. Changes in estimated inputs or using other option valuation methods may result in materially different option values and share-based compensation expense.

The following table summarizes the amount of share-based compensation expense by line item on the Statement of Operations (in thousands):

	Year Ended December 31,
	2018	2017
Cost of product revenue	$-	$39
Research and development expense	439	546
Sales, marketing, general and administrative expense	622	703
	$1,061	$1,288

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net loss, shareholders' equity or cash flows, as previously reported.

Recent accounting pronouncements

In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2018-07 (ASU 2018-07) Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. Currently, Topic 718 only includes share-based payments to employees. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The new guidance will be effective for fiscal years beginning after December 31, 2018, including interim periods within that fiscal year. We do not expect the adoption of ASU 2018-07 to have a material impact on our financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability in the balance sheet for all leases, including operating leases, with terms of more than twelve months. Recognition, measurement and presentation of expenses and cash flows from a lease by a lessee have not significantly changed from previous guidance. The amendments also require qualitative disclosures along with specific quantitative disclosures. The new guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The amendments may be applied on a modified retrospective basis. We have chosen to adopt this guidance on January 1, 2019 using a cumulative-effect adjustment to retained earnings. The most significant impact will be recognition of right-of-use assets and lease liabilities for our office lease. Accounting for our capital leases remains substantially unchanged. Adoption of the standard will result in the recognition of a right-of-use asset of approximately $1.6 million, a lease liability of approximately $2.5 million, and a reduction in other short-term and long-term liabilities of $873,000. Adoption of the standard will not have a material impact on our statement of operations.

3. REVENUE RECOGNITION

In May 2014, the FASB issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606), an updated standard on revenue recognition. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. We implemented ASU 2014-09 as of January 1, 2018 using the full retrospective approach, meaning we restated each prior reporting period presented.

We performed a review of our revenue generating contracts with customers subject to ASU 2014-09, and implementation of this standard has the following material impacts on our financial statements:

i. Timing of revenue recognition under the PicoP® scanning technology license agreement we signed with Sony in March 2015. Under previous guidance, we had been recognizing the upfront license fee payment of $8.0 million on a straight-line basis over a period of eight years. Under the new guidance, the entire $8.0 million upfront license fee payment was recognized in the first quarter of 2015. The result of this change in timing resulted in a decrease of $6.1 million in our beginning 2017 accumulated deficit balance and a reduction in our short-term deferred revenue balance of $999,000 and long-term deferred revenue balance of $5.1 million. License and royalty revenue for the year ended December 31, 2017 was reduced by approximately $999,000.

ii. Timing of revenue recognition on product sales. Previously, we recognized revenue after expiration of the contractual acceptance period. Under the new guidance, we recognize revenue when control of the product transfers to the buyer, which may occur before the expiration of the contractual acceptance period. The result of this change was a net decrease in our beginning 2017 accumulated deficit of $527,000, as well as a shift in revenue and cost recognition to earlier quarters in 2017.

Disaggregation of revenue

The following table provides information about disaggregated revenue by timing of revenue recognition, (in thousands):

	Year Ended December 31, 2018
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$10,011	$189	$10,200
Product and services transferred over time	-	-	7,407	7,407
Total	$-	$10,011	$7,596	$17,607

	Year Ended December 31, 2017
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$2,300	$350	$1,616	$4,266
Product and services transferred over time	-	-	5,368	5,368
Total	$2,300	$350	$6,984	$9,634

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands):

	December 31,	December 31,
	2018	2017

Accounts receivable, net	$476	$15
Costs and estimated earnings in excess of billings on uncompleted contracts	987	680
Other current assets	-	70
Billings on uncompleted contracts in excess of related costs	-	5
Other current liabilities	10,000	10,000

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

Contract costs in excess of billing are included in the "Costs and estimated earnings in excess of billings on uncompleted contracts" line of our Consolidated Balance Sheet. This does not represent a change in presentation for contract fulfillment costs; however, for sales-based royalty revenue, revenue was previously not recognized until quarterly royalty reporting had been received from our customer. Under Topic 606, in the event that reports are not received, we estimate the number of royalty-bearing products sold by our customers and are included in "Other current assets". Once quarterly royalty reporting has been received, the related contract assets will be transferred to accounts receivable.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	December 31,	December 31,
	2018	2017	$ Change	% Change

Contract assets	$987	$680	$307	45.1
Contract liabilities	-	(5)	5	100.0
Net contract assets (liabilities)	$987	$675	$312	46.2

During the year ended December 31, 2018, we billed $7.1 million on our development contracts. Of this amount, $680,000 was included in contract assets at December 31, 2017. We also recognized revenue of $7.4 million during the year ended December 31, 2018, resulting in a contract asset of $987,000.

Contract acquisition costs

Regarding the adoption of Topic 606, we are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. We currently do not pay any commissions upon the signing of a contract; therefore, no commission cost has been incurred as of December 31, 2018.

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

	2019	2020

Product revenue	$-	$-
License and royalty revenue	-	-
Contract revenue	2,513	-

Impacts to Previously Reported Results

In accordance with Topic 606, the disclosure of the impact of adoption to our condensed consolidated statements of operations and balance sheets was as follows (in thousands, except per share data):

	Year Ended December 31, 2017
	As previously	New revenue	As
	reported	standard adjustment	restated

Product revenue	$2,300	$-	$2,300
License and royalty revenue	1,568	(1,218)	350
Contract revenue	7,023	(39)	6,984
Cost of product revenue	4,359	-	4,359
Cost of contract revenue	5,517	(14)	5,503
Net loss	(24,243)	(1,243)	(25,486)
Net loss per share - basic and diluted	(0.33)	(0.02)	(0.35)

	December 31, 2017
	As previously	New revenue	As
	reported	standard adjustment	restated

Costs and estimated earnings incurred on uncompleted contracts	$680	$-	$680
Other current assets	945	70	1,015
Billings on uncompleted contracts	5	-	5
Deferred revenue - current	999	(999)	-
Deferred revenue - noncurrent	4,151	(4,151)	-
Shareholders' equity:
Accumulated deficit	(524,086)	5,220	(518,866)

Adoption of the standards related to revenue recognition had no impact to cash from or used in operating, investing, or financing activities on our condensed consolidated statements of cash flows.

4. LONG-TERM CONTRACTS

In May 2018, we signed a five-year license agreement with a customer granting them exclusive license to our LBS technology for display-only applications. As part of the agreement, we received a first payment of $5.0 million in June 2018 and the second payment of $5.0 million in October 2018. The contract includes requirements that must be met in order to maintain exclusivity. If this customer acquires a customer, we expect orders for component sales. We may also receive payments for non-recurring engineering expenses associated with process and product transfer and qualification milestones. During the year ended December 31, 2018 we completed the performance obligations required by the contract. As a result, we recognized $10.0 million in license and royalty revenue during the year ended December 31, 2018.

In April 2017, we signed a contract with a major technology company to develop an LBS display system.  Under this agreement, we are working to develop a new generation of MEMS, ASICs and related firmware for a high resolution, LBS-based product that the technology company is planning to produce.  Under the agreement, we received an upfront payment of $10.0 million in 2017 and may receive up to $14.6 million in fees for development work that is expected to span into the second quarter of 2019.  Our receipt of the development fees is contingent on completion of milestones in 2017, 2018, and into the second quarter of 2019. As of December 31, 2018, we have received $10.7 million in fees for development work and recognized $12.1 million in revenue. Upon successful completion of the development program, if the major technology company decides to manufacture the product with the MicroVision display components, the $10.0 million upfront payment would be applied as a discount to future component purchases from us. If the contract is terminated by the technology company for our failure to meet milestones, the $10.0 million upfront payment is subject to repayment. We are recognizing revenue on the $14.6 million in development fees over time based on the proportion of total cost expended (under Topic 606, the "input method") to the total cost expected to complete the contract performance obligation. For the year ended December 31, 2018, we have recognized $7.4 million of contract revenue from development fees on this agreement. We have an amount equal to the $10.0 million upfront payment classified as an other current liability on the balance sheet.

The following table summarizes the costs incurred on our revenue contracts (in thousands):

	December 31,
	2018	2017
Costs and estimated earnings incurred on uncompleted contracts	$12,087	$4,680
Billings on uncompleted contracts	(11,100)	(4,005)
	$987	$675

Included in consolidated balance sheets under the following captions:
Costs and estimated earnings incurred on uncompleted contracts	$987	$680
Billings on uncompleted contracts in excess of related costs	-	(5)
	$987	$675

5. INVENTORY

Inventory consists of the following (in thousands):

	December 31,
	2018	2017
Raw materials	$32	$53
Finished goods	1,077	4,488
	$1,109	$4,541

As of December 31, 2018 and 2017, $1.4 million and $2.2 million, respectively, of materials that are not expected to be consumed during the next twelve months are classified as "other assets" on the balance sheet.

We recorded inventory write-downs of $4.4 million in 2018 and $1.0 million in 2017.

6. ACCRUED LIABILITIES

Accrued liabilities consists of the following (in thousands):

	December 31,
	2018	2017
Bonuses	$1,475	$1,143
Adverse purchase commitments	-	500
Payroll and payroll taxes	608	631
Compensated absences	493	436
Warranty	25	153
Relocation	22	90
Deferred rent credit	178	37
Separation agreement	241	359
Prepayments from customers	1,585	1,738
Other	975	777
	$5,602	$5,864

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2018	2017
Production equipment	$7,124	$6,573
Leasehold improvements	909	601
Computer hardware and software/lab equipment	6,082	5,515
Office furniture and equipment	1,342	1,304
	15,457	13,993
Less: Accumulated depreciation	(12,464)	(10,742)
	$2,993	$3,251

Depreciation expense was $1.7 million in 2018 and $1.1 million in 2017.

Capital leases are collateralized by the related assets financed and by security deposits held by the lessors under the lease agreements. The cost and accumulated depreciation of equipment under capital leases was $770,000 and $713,000 in the year ended December 31, 2018 and $704,000 and $704,000 in the year ended December 31, 2017.

8. INTANGIBLE ASSETS

Our intangible assets consist exclusively of technology-based purchased patents. The gross value of our intangible assets was $1.6 million in each of the years ended December 31, 2018 and 2017. Amortization expense was $116,000 in 2018 and $116,000 in 2017. In 2018 and 2017 there were no impairments recorded and none of our patents were abandoned in prosecution. The following table outlines our estimated future amortization expense related to intangible assets held at December 31, 2018 (in thousands):

Years Ended December 31,	Amount
2019	$115
2020	98
2021	80
2022	71
2023	54
Thereafter	68
$486

9. COMMON STOCK

In December 2018, we raised $4.2 million before issuance costs of approximately $524,000 through an underwritten public offering of 7.0 million shares of our common stock.

In June 2018, we raised $18.0 million before issuance costs of approximately $1.4 million through an underwritten public offering of 14.4 million shares of our common stock.

In August 2017, we raised $11.5 million before issuance costs of approximately $1.1 million through an underwritten public offering of 5.5 million shares of our common stock.

In August 2017, we raised $3.2 million before issuance costs of approximately $26,000 through a private placement of 1.5 million shares of our common stock.

During the second quarter of 2017, we received $906,000 from the exercise of warrants to purchase 460,000 shares of common stock, which warrants were issued in connection with earlier financing transactions.

During the second quarter of 2017, we received gross proceeds of $3.7 million before issuance costs of approximately $125,000 from the sale of 1.7 million shares of our common stock under an ATM agreement that was terminated in June 2017 at our election without penalty.

During the second quarter of 2017, we received proceeds of $2.2 million from the sale of 1.2 million shares of our common stock as part of a common stock purchase agreement entered into in September 2016 that was terminated in August 2017 at our election without penalty.

10. WARRANTS

During the second quarter of 2017, we received $906,000 from the exercise of warrants to purchase 460,000 shares of common stock, which warrants were issued in connection with earlier financing transactions.

The outstanding warrants to purchase 2.0 million shares of our common stock that we sold in our March 2014 offering have an exercise price of $2.47 per share and expire in March 2019.

The following table summarizes activity with respect to our common stock warrants for the periods shown below (in thousands):

	Warrants to	Weighted-
	purchase	average
	common	exercise
	shares	price
Outstanding at December 31, 2016	3,761	$2.23
Granted:
Exercise price less than intrinsic value	-	-
Exercise price greater than intrinsic value	-	-
Exercised	(460)	1.97
Canceled/expired	(1,328)	1.97
Outstanding at December 31, 2017	1,973	2.47
Granted:
Exercise price less than intrinsic value	-	-
Exercise price greater than intrinsic value	-	-
Exercised	-	-
Canceled/expired	-	-
Outstanding at December 31, 2018	1,973	$2.47

Exercisable at December 31, 2018	1,973	$2.47

There were no common stock warrants issued in 2018 and 2017.

The following table summarizes information about our common stock warrants outstanding and exercisable at December 31, 2018 (in thousands):

	Warrants outstanding			Warrants exercisable
		Weighted-
		average	Weighted-		Weighted-
	Outstanding at	remaining	average	Exercisable at	average
	December 31,	contractual term	exercise	December 31,	exercise
Exercise price	2018	(in years)	price	2018	price

$2.47	1,973	0.21	$2.47	1,973	$2.47
	1,973			1,973

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

Description of Incentive Plan

Our 2013 Incentive Plan has 10.8 million shares authorized, of which 3.0 million shares were available for awards as of December 31, 2018.

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

The following table summarizes the weighted-average valuation assumptions and weighted-average grant date fair value of options granted during the periods shown below:

	Year Ended December 31,
Assumptions (weighted-average)	2018	2017
Volatility	73%	79%
Expected term (in years)	3.2	4.0
Risk-free rate	2.8%	1.6%
Expected dividends	0.0%	0.0%
Pre-vest forfeiture rate	8.5%	8.5%
Grant date fair value of options granted	$0.58	$1.03

Options Activity and Positions

The following table summarizes activity and positions with respect to options for the periods shown below (in thousands):

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual	intrinsic
Options	Shares	exercise price	term (in years)	value
Outstanding as of December 31, 2016	4,003	$3.94	7.3	$4
Granted	1,724	1.76	-	-
Exercised	(46)	1.87	-	-
Forfeited or expired	(647)	6.09	-	-
Outstanding as of December 31, 2017	5,034	2.94	6.6	53
Granted	1,229	1.16	-	-
Exercised	-	-	-	-
Forfeited or expired	(1,617)	3.51	-	-
Outstanding as of December 31, 2018	4,646	$2.27	7.0	$-

Vested and expected to vest as of December 31, 2018	4,364	$3.04	6.8	$-

Exercisable as of December 31, 2018	2,252	$2.30	5.0	$-

The intrinsic value of options exercised during the year ended December 31, 2017 was $40,000. No options were exercised during the year ended December 31, 2018.

The total grant date fair value of options vested during the years ended December 31, 2018 and 2017 was $958,000 and $1.0 million, respectively. As of December 31, 2018, our unrecognized share-based compensation was $1.6 million related to options, which we plan to amortize over the next 2.3 years.

On September 30, 2018, we issued 583,333 performance stock units to our executives.  The performance criteria is the achievement of the Company's share price of $2.50 sustained for 60 of trailing 90 days before the PSUs are earned ("Earned PSUs").  To the extent the PSUs become Earned PSUs they shall be eligible to vest as to one-third (1/3) of the PSUs subject to the Award on the each of the first three (3) anniversaries of June 5, 2018, subject to the executive's continuous employment on the applicable vesting date.  If there are outstanding but unearned PSUs as of a vesting date and the PSUs become Earned PSUs prior to the next vesting date the Earned PSUs that would have vested on any earlier vesting date shall become immediately vested and deliverable.  The PSUs are valued using a binomial option pricing model using the following inputs: stock price, volatility, and risk- free interest rates. We issued 291,667 RSUs to our executives that vest one-third on each of the first three anniversaries of June 5, 2018. We also issued 180,000 RSUs to members of the board.  The members of the board vest ownership in the RSUs on the earlier of the day prior to the date of the Company's annual meeting of shareholders following the date of grant, or one year from the grant date, provided the member of the board continues to serve as a director on the vesting date.

As of December 31, 2018, our unrecognized share-based compensation related to the RSUs was $607,000, which we plan to amortize over the next 2.1 years. As of December 31, 2018, our unrecognized share-based compensation related to the PSUs was $16,000, which we plan to amortize over the next 2.4 years.

12. COMMITMENTS AND CONTINGENCIES

Litigation

During 2018, we settled all related claims with Asia Optical relating to its previously filed complaint for arbitration for less than related reserves.

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows.

Purchase commitments

At December 31, 2018, we have $6.2 million in open purchase obligations that represent commitments to purchase inventory, materials, capital equipment, and other goods used in the normal operation of our business.

Lease commitments

We lease our office space and certain equipment under capital and operating leases with initial or remaining terms in excess of one year. Future minimum rental commitments under capital and operating leases for years ending December 31, are as follows (in thousands):

	Capital	Operating
Years Ended December 31,	leases	leases
2019	$27	$654
2020	27	656
2021	9	676
2022	-	696
2023	-	175
Thereafter	-	-
Total minimum lease payments	63	$2,857
Less: amount representing interest	(9)
Present value of capital lease obligations	54
Less: current portion	(21)
Long-term portion at December 31, 2018	$33

Net rent expense was $834,000 in 2018 and $531,000 in 2017.

13. INCOME TAXES

A provision for income taxes has not been recorded for 2018 and 2017 due to the valuation allowances placed against the net operating losses and deferred tax assets arising during such periods. A valuation allowance has been recorded for all deferred tax assets. Based on our history of losses since inception, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets.

At December 31, 2018, we have net operating loss carryforwards of approximately $398.1 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $8.6 million. During 2018, $7.1 million federal net operating losses expired unused. A majority of the net operating loss carryforwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2019 to 2038, if not previously used.

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

We applied the guidance in Staff Accounting Bulletin No. 118 ("SAB 118") when accounting for the enactment date effects of the Tax Act in 2017 and throughout 2018. At December 31, 2017, we completed our accounting for all the enactment date income tax effects of the Tax Act under Accounting Standards Codification 740, Income Taxes. At December 31, 2017 and 2018, we did not have any foreign subsidiaries and the international aspects of the Tax Act are not applicable. Our accounting for these items is now complete.

We implemented ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as of January 1, 2018 using the full retrospective approach. The application of the full retrospective approach had no impact to 2018 and prior income tax expense due to a full valuation allowance. The effect of adoption reduced our 2017 deferred tax assets by $1.1 million, which was offset by a change in valuation allowance.

Deferred tax assets are summarized as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets
Reserves	$1,152	$1,561
Net operating loss carryforwards	83,608	82,210
R&D credit carryforwards	8,593	7,435
Depreciation/amortization deferred	15,884	13,005
Other	6,076	5,944
Net deferred taxes before valuation allowance	115,313	110,155
Less: Valuation allowance	(115,313)	(110,155)
Deferred tax assets	$-	$-

Certain net operating losses arise from the deductibility for tax purposes of compensation under nonqualified stock options equal to the difference between the fair value of the stock on the date of exercise and the exercise price of the options. For financial reporting purposes, the tax effect of this deduction, when recognized, is accounted for as an income tax benefit.

We did not have any unrecognized tax benefits at December 31, 2018 or 2017.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2018 and 2017 we did not recognize any interest or penalties.

We file income tax returns in the U.S. federal jurisdiction and various states. Due to our operating loss and credit carryforwards, the U.S. federal statute of limitations remains open for 1998 and onward.

14. RETIREMENT SAVINGS PLAN

We have a retirement savings plan that qualifies under Internal Revenue Code Section 401(k). The plan covers all qualified employees. Contributions to the plan are made at the discretion of our Board of Directors. During the years ended December 31, 2018 and 2017 we contributed $376,000 and $278,000 to the plan, respectively.

15. QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table summarizes our unaudited quarterly financial information for the periods shown below (in thousands, except per share data):

	Fiscal Year 2018
	December 31,	September 30,	June 30,	March 31,
Revenue	$1,833	$11,572	$2,014	$2,188
Gross profit	(2,606)	8,927	333	315
Net income (loss)	(11,948)	289	(8,459)	(7,132)
Net loss per share, basic and diluted	(0.13)	-	(0.10)	(0.09)

	Fiscal Year 2017
	December 31,	September 30,	June 30,	March 31,
Revenue	$2,302	$5,425	$1,339	$568
Gross profit	(248)	(278)	346	(48)
Net income (loss)	(8,119)	(5,762)	(5,656)	(5,949)
Net loss per share, basic and diluted	(0.10)	(0.08)	(0.08)	(0.09)

16. SUBSEQUENT EVENTS

In January 2019, we sold 2.0 million shares of our common stock at a price of $0.60 per share to Shehnee Lawrence-Farhi in a registered direct offering for gross proceeds of $1.2 million.

In March 2019, we filed a Notice of Arbitration in Hong Kong against Ragentek alleging breach of contract.  The relief sought is $4.0 million dollars plus interest and arbitration costs.  At this time we cannot predict the likelihood of a favorable outcome.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during our fiscal years ended December 31, 2018 and 2017.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), prior to the filing of this Form 10-K. Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

(b) Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

(d) Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended December 31, 2018 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
MicroVision, Inc.

Opinion on Internal Control over Financial Reporting

We have audited MicroVision, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of MicroVision, Inc. as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended, and the related notes and schedule (collectively referred to as the "consolidated financial statements") and our report dated March 5, 2019, expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs relating to going concern uncertainty and change in accounting principle.

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
March 5, 2019

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K in Item 4A. The information required by this Item 10 of Form 10-K and not provided in Item 4A will be included under the caption "Discussion of Proposals Recommended by the Board" in our 2019 Proxy Statement and is incorporated herein by reference. Our 2019 Proxy Statement will be filed with the SEC prior to our 2019 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K will be included under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Director Compensation for 2018" in our 2019 Proxy Statement and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as of December 31, 2018, regarding equity compensation plans approved and not approved by shareholders is summarized in the following table (in thousands, except per share data):

Equity Compensation Plan Information
	Number of		Number of securities
	securities to be	Weighted-	remaining available for
	issued upon	average exercise	further issuance under
	exercise of	price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	4,646	$2.27	2,991
Equity compensation plans not approved by shareholders	-	-	-
Total	4,646		2,991

The other information required by this Item 12 of Form 10-K will be included under the caption "Information about MicroVision Common Stock Ownership" in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K will be included under the captions "Certain Relationships and Related Transactions" and "Board Meetings and Committees" in our 2019 Proxy Statement and are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 of Form 10-K will be included under the caption "Independent Registered Public Accounting Firm" in our 2019 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Documents filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements
  Report of Independent Registered Public Accounting Firm
  Consolidated Balance Sheets as of December 31, 2018 and 2017

  Consolidated Statements of Operations for the years ended December 31, 2018 and 2017
  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2018 and 2017
  Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017
  Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II

MicroVision, Inc.
Valuation and Qualifying Accounts and Reserves Schedule
 (In thousands)

		Additions
	Balance at	Charges	Charges		Balance
	beginning of	to costs and	to other		at end of
Year Ended December 31,	fiscal period	expenses	accounts	Deductions	fiscal period
2017
Tax valuation allowance	$166,844	$(55,608)	$-	$-	$111,236

2018
Tax valuation allowance	$111,236	$4,077	$-	$-	$115,313

All other schedules are omitted because they are not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

3. Exhibits

The following exhibits are referenced or included in this Annual Report on Form 10-K.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of MicroVision, Inc., as amended.(2)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc.(4)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc. dated June 7, 2018.(7)
3.4	Bylaws of MicroVision, Inc. (5)
4.1	Form of Specimen Stock Certificate for Common Stock.(1)
4.2	Form of Warrant dated March 18, 2014 issued under the Securities Purchase Agreement dated as of March 13, 2014 by and between MicroVision, Inc. and the investors named therein.(6)
10.1	2013 MicroVision, Inc. Incentive Plan, as amended.(7)*
10.2	Third Amendment to Lease Agreement between BRE WA Office Owner, LLC and MicroVision, Inc., dated July 25, 2017.(8)
10.3	Change of Control Severance Plan.(3)*
10.4	Employment Agreement between MicroVision, Inc. and Perry Mulligan dated November 21, 2017.(8)*
23.1	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP.
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(3)    Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2011.
(4)    Incorporated by reference to the Company's Current Report on Form 8-K filed on February 17, 2012.
(5)    Incorporated by reference to the Company's Current Report on Form 8-K filed on November 27, 2013.
(6)    Incorporated by reference to the Company's Current Report on Form 8-K filed on March 13, 2014.
(7)    Incorporated by reference to the Company's Amendment No. 2 to Form S-1 Registration Statement, Registration No. 333-222857.
(8)    Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2017.

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

MICROVISION, INC.
Date: March 5, 2019	By	/s/ Perry M. Mulligan Perry M. Mulligan Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 5, 2019.

Signature	Title
/s/ Perry M. Mulligan Perry M. Mulligan	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Stephen P. Holt Stephen P. Holt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Simon Biddiscombe Simon Biddiscombe	Director

/s/ Robert P. Carlile Robert P. Carlile	Director

/s/ Yalon Farhi Yalon Farhi	Director

/s/ Slade Gorton Slade Gorton	Director

/s/ Bernee D.L. Strom Bernee D.L. Strom	Director

/s/ Brian V. Turner Brian V. Turner	Director

/s/ Thomas M. Walker Thomas M. Walker	Director