Form 10-Q
period 2019-03-31
MICROVISION, INC.
filed 2019-04-26
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

The number of shares of the registrant's common stock outstanding as of April 22, 2019 was 103,522,820.

PART I

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$6,979	$13,766
Accounts receivable, net of allowances of $0 and $0, respectively	274	476
Costs and estimated earnings in excess of billings on uncompleted contracts	1,199	987
Inventory	1,062	1,109
Other current assets	1,091	1,311
Total current assets	10,605	17,649

Property and equipment, net	2,675	2,993
Operating lease right-of-use asset	1,559	-
Restricted cash	435	435
Intangible assets, net	457	486
Other assets	1,470	1,470
Total assets	$17,201	$23,033

Liabilities and shareholders' equity (deficit)
Current liabilities
Accounts payable	$2,003	$2,411
Accrued liabilities	5,092	5,602
Billings on uncompleted contracts in excess of related costs	5	-
Other current liabilities	10,095	10,154
Current portion of operating lease liability	642	-
Current portion of finance lease obligations	22	21
Total current liabilities	17,859	18,188

Operating lease liability, net of current portion	1,746	-
Finance lease obligations, net of current portion	28	33
Deferred rent, net of current portion	-	695
Total liabilities	19,633	18,916

Commitments and contingencies (Note 9)

Shareholders' equity (deficit)
Preferred stock, par value $0.001; 25,000 shares authorized; zero and
zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000 shares authorized;
102,105 and 100,105 shares issued and outstanding at March 31,
2019 and December 31, 2018, respectively	102	100
Additional paid-in capital	551,650	550,133
Accumulated deficit	(554,184)	(546,116)
Total shareholders' equity (deficit)	(2,432)	4,117
Total liabilities and shareholders' equity (deficit)	$17,201	$23,033

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Product revenue	$199	$-
License and royalty revenue	-	11
Contract revenue	1,652	2,177
Total revenue	1,851	2,188

Cost of product revenue	288	238
Cost of contract revenue	955	1,635
Total cost of revenue	1,243	1,873

Gross profit	608	315

Research and development expense	5,973	4,828
Sales, marketing, general and administrative expense	2,699	2,607
Total operating expenses	8,672	7,435

Loss from operations	(8,064)	(7,120)

Other expenses, net	(4)	(12)

Net loss	$(8,068)	$(7,132)

Net loss per share - basic and diluted	$(0.08)	$(0.09)

Weighted-average shares outstanding - basic and diluted	101,971	78,610

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock		Additional		Total
		Par	paid-in	Accumulated	shareholders'
	Shares	value	capital	deficit	equity (deficit)
Balance at January 1, 2018	78,597	$79	$528,873	$(524,086)	$4,866
Adoption of ASC 606, Revenue from Contracts with Customers	-	-	-	5,220	5,220
Share-based compensation expense	16	-	332	-	332
Net loss	-	-	-	(7,132)	(7,132)
Balance at March 31, 2018	78,613	$79	$529,205	$(525,998)	$3,286

Balance at January 1, 2019	100,105	$100	$550,133	$(546,116)	$4,117
Share-based compensation expense	-	-	351	-	351
Sales of common stock	2,000	2	1,166	-	1,168
Net loss	-	-	-	(8,068)	(8,068)
Balance at March 31, 2019	102,105	$102	$551,650	$(554,184)	$(2,432)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(8,068)	$(7,132)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	552	448
Share-based compensation expense	351	320
Inventory write-downs	-	4
Other non-cash adjustments	-	(10)

Change in:
Accounts receivable, net	202	(2,487)
Costs and estimated earnings in excess of billings on uncompleted contracts	(212)	422
Inventory	47	18
Other current and non-current assets	220	(702)
Accounts payable	(193)	(1,010)
Accrued liabilities	(332)	755
Billings on uncompleted contracts in excess of related costs	5	(1)
Other current liabilities	(59)	(39)
Operating lease liabilities	(160)	-
Other long-term liabilities	-	(142)
Net cash used in operating activities	(7,647)	(9,556)

Cash flows from investing activities
Purchases of property and equipment	(313)	(182)
Net cash used in investing activities	(313)	(182)

Cash flows from financing activities
Principal payments under finance leases	(4)	-
Net proceeds from issuance of common stock	1,177	-
Net cash provided by financing activities	1,173	-

Change in cash, cash equivalents, and restricted cash	(6,787)	(9,738)
Cash, cash equivalents, and restricted cash at beginning of period	14,201	17,401
Cash, cash equivalents, and restricted cash at end of period	$7,414	$7,663

Supplemental schedule of non-cash investing and financing activities
Non-cash additions to property and equipment	$221	$101

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of
March 31, 2019 and December 31, 2018:
	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$6,979	$13,766
Restricted cash	435	435
Cash, cash equivalents, and restricted cash	$7,414	$14,201

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. MANAGEMENT'S STATEMENT

The Condensed Consolidated Balance Sheets as of March 31, 2019, the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Shareholders' Equity (Deficit) for the three months ended March 31, 2019 and 2018, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, have been prepared by MicroVision, Inc. ("we" or "our") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at March 31, 2019 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (SEC). The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. At March 31, 2019, we had $7.0 million in cash and cash equivalents.

Based on our current operating plan that includes expected proceeds from a development contract signed in April 2017 with a major technology company, expected proceeds of $2.0 million from the April 2019 registered direct offering, and without additional proceeds from the sale of shares under our existing Purchase Agreement with Lincoln Park Capital Fund, LLC ("Lincoln Park"), we anticipate that we have sufficient cash and cash equivalents to fund our operations through July 2019. Our receipt of proceeds under our April 2017 development contract is subject to our completion of certain milestones, and we can provide no assurance that such milestones will be completed. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing investments in our production capacities, research and development projects, staff, operating costs, and capital expenditures.

We are introducing new technology and products into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the commercial success of our laser beam scanning (LBS) engines, the rate at which original equipment manufacturers (OEMs) or original design manufacturers (ODMs) introduce products incorporating our PicoP® scanning technology and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if we fail to meet milestones for future payments or have to repay amounts already received under our April 2017 development contract, if the mix of revenues and the associated margins vary from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components and systems and equipment manufacturers that may require additional investments by us.

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

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net loss available for common shareholders - basic and diluted	$(8,068)	$(7,132)

Denominator:
Weighted-average common shares outstanding - basic and diluted	101,971	78,610

Net loss per share - basic and diluted	$(0.08)	$(0.09)

For the three months ended March 31, 2019 and 2018, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive: options outstanding and warrants exercisable into a total of 4,494,000 and 6,946,000 shares of common stock, respectively, and 1,149,000 and 185,000 nonvested restricted stock units, respectively.

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

In April 2017, we signed a contract with a major technology company to develop an LBS display system.  Under this agreement, we are working to develop a new generation of MEMS, ASICs and related firmware for a high resolution, LBS-based product that the technology company is planning to produce.  Under the agreement, we received an upfront payment of $10.0 million in 2017 and may receive up to $15.1 million in fees for development work that is expected to span into the second quarter of 2019.  Our receipt of the development fees is contingent on completion of milestones in 2017, 2018, and into the second quarter of 2019. As of March 31, 2019, we have received $12.3 million in fees for development work and recognized $13.7 million in revenue. Upon successful completion of the development program, if the major technology company decides to manufacture the product with the MicroVision display components, the $10.0 million upfront payment would be applied as a discount to future component purchases from us. If the contract is terminated by the technology company for our failure to meet milestones, the $10.0 million upfront payment is subject to repayment. We are recognizing revenue on the $15.1 million in development fees over time based on the proportion of total cost expended (under Topic 606, the "input method") to the total cost expected to complete the contract performance obligation. During the quarter ended March 31, 2019, we have recognized $1.6 million of contract revenue from development fees on this agreement compared to $2.1 million during the quarter ended March 31, 2018. We have an amount equal to the $10.0 million upfront payment classified as an other current liability on the balance sheet.

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

Disaggregation of revenue

The following table provides information about disaggregated revenue by timing of revenue recognition, (in thousands):

	Three Months Ended March 31, 2019
	Product	Royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$199	$-	$16	$215
Product and services transferred over time	-	-	1,636	1,636
Total	$199	$-	$1,652	$1,851

	Three Months Ended March 31, 2018
	Product	Royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$11	$99	$110
Product and services transferred over time	-	-	2,078	2,078
Total	$-	$11	$2,177	$2,188

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands):

	March 31,	December 31,
	2019	2018

Accounts receivable, net	$274	$476
Costs and estimated earnings in excess of billings on uncompleted contracts	1,199	987
Billings on uncompleted contracts in excess of related costs	5	-
Other current liabilities	10,000	10,000

Under Topic 606, our rights to consideration are presented separately depending on whether those rights are conditional or unconditional. We present our unconditional rights to consideration as "accounts receivable" in our Consolidated Balance Sheet.

Contract assets represent rights to consideration that are subject to a condition other than the passage of time and will be comprised primarily of costs and estimated profits in excess of billings on uncompleted contracts and estimated accrued sales-based royalty revenue.

Contract costs in excess of billing are included in the "Costs and estimated earnings in excess of billings on uncompleted contracts" line of our Consolidated Balance Sheet.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	March 31,	December 31,
	2019	2018	$ Change	% Change

Contract assets	$1,199	$987	$212	21.5
Contract liabilities	(5)	-	(5)	-
Net contract assets (liabilities)	$1,194	$987	$207	21.0

During the three months ended March 31, 2019, we billed $1.4 million on our development contracts. Of this amount, $987,000 was included in contract assets at December 31, 2018. We also recognized revenue of $1.6 million during the three months ended March 31, 2019, resulting in a contract asset of $1.2 million.

Contract acquisition costs

We are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. We currently do not pay any commissions upon the signing of a contract; therefore, no commission cost has been incurred as of March 31, 2019.

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

	Remainder of 2019	2020

Product revenue	$-	$-
License and royalty revenue	-	-
Contract revenue	1,301	-

5. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND SUPPLIERS

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of March 31, 2019, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

Concentration of major customers and suppliers

For the three months ended March 31, 2019, one customer accounted for $1.6 million in revenue, representing 88% of our total revenue. A second customer accounted for $199,000 in revenue, representing 11% of our total revenue. For the three months ended March 31, 2018, one customer accounted for $2.1 million in revenue, representing 95% of our total revenue. One customer accounted for $267,000, or 98% of our net accounts receivable balance at March 31, 2019.

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

6. INVENTORY

Inventory consists of the following:

	March 31,	December 31,
(in thousands)	2019	2018
Raw materials	$32	$32
Finished goods	1,030	1,077
	$1,062	$1,109

Inventory consists of raw materials and finished goods assemblies. Inventory is computed using the first-in, first-out (FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. As of March 31, 2019 and December 31, 2018, $1.4 million of materials that are not expected to be consumed during the next twelve months are classified as "other assets" on the balance sheet.

7. SHARE-BASED COMPENSATION

We issue share-based compensation to employees in the form of stock options, restricted stock units (RSUs), and performance stock units (PSUs). We account for the share-based awards by recognizing the fair value of share-based compensation expense on a straight-line basis over the service period of the award, net of estimated forfeitures. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model. The fair value of RSUs is determined by the closing price of our common stock on the grant date. The PSUs are valued using a binomial option pricing model using the following inputs: stock price, volatility, and risk-free interest rates. Changes in estimated inputs or using other option valuation methods may result in materially different option values and share-based compensation expense.

The following table summarizes the amount of share-based compensation expense by line item on the statements of operations:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Cost of product revenue	$1	$-
Research and development expense	123	179
Sales, marketing, general and administrative expense	227	141
	$351	$320

Options activity and positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2019:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding as of March 31, 2019	4,494,000	$2.26	6.9	$20,000

Exercisable as of March 31, 2019	2,355,000	$2.94	5.3	$5,000

As of March 31, 2019, our unrecognized share-based employee compensation related to stock options was $1.4 million which we plan to amortize over the next 2.1 years, our unrecognized share-based compensation related to RSUs was $456,000 which we plan to amortize over the next 2.1 years, and our unrecognized share-based compensation related to the PSUs was $15,000, which we plan to amortize over the next 2.2 years.

8. LEASES

In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use (ROU) asset and lease liability in the balance sheet for all leases, including operating leases, with terms of more than twelve months. Recognition, measurement and presentation of expenses and cash flows from a lease by a lessee have not significantly changed from previous guidance. The amendments also require qualitative disclosures along with specific quantitative disclosures. We adopted this guidance using the cumulative-effect adjustment method on January 1, 2019, meaning we did not restate prior periods. Current year financial information is presented under the guidance in Topic 842, while prior year information will continue to be presented under Topic 840. Adoption of the standard resulted in the recognition of an operating ROU asset of approximately $1.6 million, a lease liability of approximately $2.5 million, and a reduction in other short-term and long-term liabilities of $873,000. Adoption of the standard did not have a material impact on our Statement of Operations or Statement of Cash flows. Accounting for our capital leases remains substantially unchanged.

We determine if an arrangement is a lease at inception. On our balance sheet, our office lease is included in Operating lease right-of-use asset, Current portion of operating lease liability and Operating lease liability, net of current portion. On our balance sheet, finance leases are included in Property and equipment, Current portion of finance lease obligations and Finance lease obligations, net of current portion.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. For leases that do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Significant judgment may be required when determining whether a contract contains a lease, the length of the lease term, the allocation of the consideration in a contract between lease and non-lease components, and the determination of the discount rate included in our office lease. We review the underlying objective of each contract, the terms of the contract, and consider our current and future business conditions when making these judgments.

Our leases have remaining lease terms of two to four years. Our office space lease contains an option to extend the lease for one period of five years. This extension period is not included in our ROU asset or lease liability amounts. Our office lease agreement includes both lease and non-lease components, which are accounted for separately. Our finance leases contain options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless we are reasonably certain to exercise the purchase option.

The components of lease expense were as follows:

Three Months Ended
(in thousands)	March 31, 2019
Operating lease expense	$116

Finance lease expense:
Amortization of leased assets	4
Interest on lease liabilities	1
Total finance lease expense	5
Total lease expense	$121

Supplemental cash flow information related to leases was as follows:

Three Months Ended
(in thousands)	March 31, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$160
Operating cash flows from finance leases	1
Financing cash flows from finance leases	4

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	1,638
Finance leases	$-

Supplemental balance sheet information related to leases was as follows:

(in thousands)	March 31, 2019
Operating leases
Operating lease right-of-use assets	$1,559

Current portion of operating lease liability	642
Operating lease liability, net of current portion	1,746
Total operating lease liabilities	$2,388

Finance leases
Property and equipment, at cost	$66
Accumulated depreciation	(13)
Property and equipment, net	$53

Current portion of finance lease obligations	$22
Finance lease obligations, net of current portion	28
Total finance lease liabilities	$50

Weighted Average Remaining Lease Term
Operating leases	4 years
Finance leases	2 years

Weighted Average Discount Rate
Operating leases	6.0%
Finance leases	13.8%

As of March 31, 2019, maturities of lease liabilities were as follows:

	Operating	Finance
Years Ended December 31,	leases	leases
2019	$481	$21
2020	656	27
2021	676	9
2022	696	-
2023	175	-
Thereafter	-	-
Total minimum lease payments	2,684	57
Less: amount representing interest	(296)	(7)
Present value of capital lease liabilities	$2,388	$50

9. COMMITMENTS AND CONTINGENCIES

Litigation

In March 2019, we filed a Notice of Arbitration in Hong Kong against Ragentek as a result of its failure to perform its obligations under a purchase order with us.  The relief sought is $4.0 million dollars plus interest and arbitration costs.  At this time we cannot predict the likelihood of a favorable outcome.

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows.

Purchase commitments

At March 31, 2019, we had $5.2 million in open purchase obligations that represent commitments to purchase inventory, materials, capital equipment, and other goods used in the normal operation of our business.

10. COMMON STOCK AND WARRANTS

In January 2019, we raised $1.2 million before issuance costs of approximately $26,000 through a registered direct offering of 2.0 million shares of our common stock to a private investor.

In December 2018, we raised $4.2 million before issuance costs of approximately $524,000 through an underwritten public offering of 7.0 million shares of our common stock.

In June 2018, we raised $18.0 million before issuance costs of approximately $1.4 million through an underwritten public offering of 14.4 million shares of our common stock.

11. SUBSEQUENT EVENTS

In April 2019, we entered into an agreement with Lincoln Park. Proceeds from any sales of stock are expected to be used for general corporate purposes.

Under the terms of the agreement, Lincoln Park initially purchased $1.0 million in shares of common stock at a purchase price of $0.9821. In addition, for a period of 24 months, we have the right, at our sole discretion, to sell up to $10.0 million of additional common stock to Lincoln Park, subject to certain limitations, based on the prevailing market prices of our shares at the time of each sale.

Lincoln Park has no right to require any sales and is obligated to purchase the common stock as directed by us, subject to certain limitations set forth in the agreement. Lincoln Park has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares of common stock. In consideration for entering into the agreement, we have issued 250,000 shares of common stock to Lincoln Park as a commitment fee. No warrants, derivatives, or other share classes are associated with this agreement.

In April 2019, we raised an additional $2.0 million before issuance costs through a registered direct offering of 2.3 million shares of our common stock to a private investor. This transaction is expected to close on April 26, 2019.

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

Overview

MicroVision, Inc. is a pioneer in laser beam scanning (LBS) technology that we market under our brand name PicoP®. We have developed our proprietary scanning technology that can be used in products for interactive projection, consumer light detection and ranging (LiDAR), automotive LiDAR, and augmented and mixed reality. Our PicoP® scanning technology is based on our patented expertise in systems that include micro-electrical mechanical systems (MEMS), laser diodes, opto-mechanics, and electronics and how those elements are packaged into a small form factor, low power scanning engine that can display, interact and sense, depending on the needs of the application. These systems utilize edge computing and machine intelligence as part of the solutions.

Our strategy includes selling LBS engines to original equipment manufacturers (OEMs) and original design manufacturers (ODMs). We plan to offer scanning engines to support a wide array of applications: an interactive scanning engine for smart home speakers and other Internet of Things (IoT) products, a LiDAR engine for consumer electronic applications, and solutions for augmented and mixed reality devices. We also are developing LiDAR for automotive collision avoidance systems.

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

Key accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that materially affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We evaluate our estimates on a continuous basis. We base our estimates on historical data, terms of existing contracts, our evaluation of trends in the consumer display and 3D sensing industries, information provided by our current and prospective customers and strategic partners, information available from other outside sources and on various other assumptions we believe to be reasonable under the circumstances. The results form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Except for policy changes in accounting for leases associated with our adoption of Topic 842 (see Note 8 "Leases" in the Notes to Condensed Consolidated Financial Statements in Item 1), there have been no significant changes to our critical accounting judgments, policies, and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of operations

Product revenue
(in thousands)	2019	2018	$ change	% change
Three Months Ended March 31,	$199	$-	$199	-

Product revenue is revenue from sales of our products which are LBS engines, MEMS and ASICs. Revenue is recognized when the product is shipped to the customer because control passes to the customer at the point of shipment. Our product sales generally include acceptance provisions, however, because we generally can objectively determine that we have met agreed- upon customer specifications prior to shipment, control of the item passes at the time of shipment. Our quarterly product revenue may vary substantially due to the timing of product orders from customers, product shipments, production constraints and availability of components and raw materials.

Product revenue backlog at March 31, 2019 and 2018 was zero and $4.3 million, respectively. The change in backlog from March 31, 2018 to March 31, 2019 was primarily due to the uncertainty of fulfilling the remainder of our March 2017 order from Ragentek. We are pursuing our legal rights to enforce the contract.

License and royalty revenue

(in thousands)	2019	2018	$ change	% change
Three Months Ended March 31,	$-	$11	$(11)	(100.0)

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

Contract revenue

(in thousands)	2019	2018	$ change	% change
Three Months Ended March 31,	$1,652	$2,177	$(525)	(24.1)

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

In April 2017, we signed a contract with a major technology company to develop an LBS display system.  Under the terms of this agreement, we may receive $15.1 million in fees for development contingent on completion of milestones. As of March 31, 2019, we have received $12.3 million in fees for development work. We are recognizing revenue on the $15.1 million in development fees over time utilizing the input method of total costs expended to total cost expected to complete the performance obligation. The original contract was for $14.0 million in fees for development, but we and the customer agreed to add $1.1 million in additional work to total $15.1 million. As of March 31, 2019, we have recognized $13.7 million of contract revenue from development fees on this agreement.

The decrease in contract revenue during the three months ended March 31, 2019 compared to the same period in 2018 was attributed to decreased contract activity. Our contract backlog, including orders for prototype units and evaluation kits, at March 31, 2019 and 2018 was approximately $1.3 million and $7.2 million, respectively. The April 2017 development contract represents $1.3 million of the contract backlog and is scheduled for completion during the second quarter of 2019.

Cost of product revenue

		% of		% of
		product		product
(in thousands)	2019	revenue	2018	revenue	$ change	% change
Three Months Ended March 31,	$288	144.7	$238	-	$50	21.0

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

Cost of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of manufacturing overhead expense and the volume of direct material purchased. Cost of product revenue was higher during the three months ended March 31, 2019 compared to the same period in 2018 due to higher product shipments.

Cost of contract revenue

		% of		% of
		contract		contract
(in thousands)	2019	revenue	2018	revenue	$ change	% change
Three Months Ended March 31,	$955	57.8	$1,635	75.1	$(680)	(41.6)

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

The decrease in the cost of contract revenue during the three months ended March 31, 2019 was primarily attributed to reduced activity on the April 2017 development contract.

Research and development expense

(in thousands)	2019	2018	$ change	% change
Three Months Ended March 31,	$5,973	$4,828	$1,145	23.7

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

The increase in research and development expense during the three months ended March 31, 2019 compared to the same period in 2018 was attributable to higher costs related to direct materials and increased personnel-related compensation and benefits expenses related to our LBS engine development.

Sales, marketing, general and administrative expense

(in thousands)	2019	2018	$ change	% change
Three Months Ended March 31,	$2,699	$2,607	$92	3.5

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense during the three months ended March 31, 2019 compared to the same period in 2018 was attributed to increased personnel-related compensation and benefits expenses as well as professional services, offset by lower legal fees related to commercial contracts.

Liquidity and capital resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At March 31, 2019, we had $7.0 million in cash and cash equivalents.

Based on our current operating plan that includes expected proceeds from a development contract signed in April 2017 with a major technology company, expected proceeds of $2.0 million from the April 2019 registered direct offering, and without additional proceeds from the sale of shares under our existing Purchase Agreement with Lincoln Park, we anticipate that we have sufficient cash and cash equivalents to fund our operations through July 2019. Our receipt of proceeds under our April 2017 development contract is subject to our completion of certain milestones, and we can provide no assurance that such milestones will be completed. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing investments in our production capacities, research and development projects, staff, operating costs, and capital expenditures.

These factors raise substantial doubt regarding our ability to continue as a going concern. Our unaudited consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating activities

Cash used in operating activities totaled $7.6 million during the three months ended March 31, 2019 compared to cash used in operating activities of $9.6 million during the same period in 2018. The change in cash flows from operating activities is primarily attributed to the timing of payments received from customers and payments made to suppliers.

Investing activities

During the three months ended March 31, 2019 and 2018, net cash used in investing activities was $313,000 and $182,000, respectively, and was attributed to purchases of property and equipment.

Financing activities

In January 2019, we raised $1.2 million before issuance costs of approximately $26,000 through a registered direct offering of 2.0 million shares of our common stock to a private investor.

In December 2018, we raised $4.2 million before issuance costs of approximately $524,000 through an underwritten public offering of 7.0 million shares of our common stock.

In June 2018, we raised $18.0 million before issuance costs of approximately $1.4 million through an underwritten public offering of 14.4 million shares of our common stock.

During the three months ended March 31, 2018, we had no cash provided from financing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and market liquidity risk

As of March 31, 2019, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risk is not material.

Our investment policy generally directs that the investment manager should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of March 31, 2019, we had $7.0 million in cash and cash equivalents, which are comprised of operating checking accounts and short-term, highly rated money market savings accounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS

In March 2019, we filed a Notice of Arbitration in Hong Kong against Ragentek as a result of its failure to perform its obligations under a purchase order with us.  The relief sought is $4.0 million dollars plus interest and arbitration costs.  At this time we cannot predict the likelihood of a favorable outcome.

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

  As of March 31, 2019, we had an accumulated deficit of $554.2 million.
  We incurred consolidated net losses of $546.1 million from inception through 2018, and a net loss of $8.1 million during the three months ended March 31, 2019.

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

Based on our current operating plan that includes expected proceeds from a development contract signed in April 2017 with a major technology company, expected proceeds of $2.0 million from the April 2019 registered direct offering, and without additional proceeds from the sale of shares under our existing Purchase Agreement with Lincoln Park, we anticipate that we have sufficient cash and cash equivalents to fund our operations through July 2019. Our receipt of proceeds under our April 2017 development contract is subject to our completion of certain milestones, and we can provide no assurance that such milestones will be completed. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities.

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

For the three months ended March 31, 2019, one customer accounted for $1.6 million in revenue, representing 88% of our total revenue. A second customer accounted for $199,000 in revenue, representing 11% of our total revenue. For the three months ended March 31, 2018, one customer accounted for $2.1 million in revenue, representing 95% of our total revenue. Our customers take time to obtain, and the loss of a significant customer could negatively affect our revenue. Our quarterly operating results may vary significantly based upon:

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

Our backlog under open orders and agreements totaled $1.3 million as of March 31, 2019. We or our customers may be unable to meet the performance requirements and obligations under open orders or agreements, including performance specifications, milestones or delivery dates, required by such purchase orders or agreements. Furthermore, our customers may be unable or unwilling to perform their obligations thereunder on a timely basis, or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals. To the extent we are unable to perform under such purchase orders or agreements or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

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

On April 22, 2019, the closing price of our common stock was $0.96 per share.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Subscription Agreement, dated January 2, 2019, between MicroVision, Inc. and the Investor named therein.
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

MICROVISION, INC.
Date: April 25, 2019	By:	/s/ Perry M. Mulligan
Perry M. Mulligan
Chief Executive Officer and Director (Principal Executive Officer)

Date: April 25, 2019	By:	/s/ Stephen P. Holt
Stephen P. Holt
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)