Form 10-Q
period 2019-06-30
MICROVISION, INC.
filed 2019-07-19
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(425) 936-6847
(Registrant's Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	MVIS	The Nasdaq Stock Market LLC

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

The number of shares of the registrant's common stock outstanding as of July 15, 2019 was 110,222,938.

PART I

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$4,614	$13,766
Accounts receivable, net of allowances of $0 and $0, respectively	2,524	476
Costs and estimated earnings in excess of billings on uncompleted contracts	-	987
Inventory	54	1,109
Other current assets	951	1,311
Total current assets	8,143	17,649

Property and equipment, net	2,263	2,993
Operating lease right-of-use asset	1,477	-
Restricted cash	435	435
Intangible assets, net	428	486
Other assets	1,494	1,470
Total assets	$14,240	$23,033

Liabilities and shareholders' equity (deficit)
Current liabilities
Accounts payable	$1,705	$2,411
Accrued liabilities	4,816	5,602
Billings on uncompleted contracts in excess of related costs	101	-
Other current liabilities	10,042	10,154
Current portion of operating lease liability	646	-
Current portion of finance lease obligations	23	21
Total current liabilities	17,333	18,188

Operating lease liability, net of current portion	1,615	-
Finance lease obligations, net of current portion	22	33
Deferred rent, net of current portion	-	695
Total liabilities	18,970	18,916

Commitments and contingencies (Note 10)

Shareholders' equity (deficit)
Preferred stock, par value $0.001; 25,000 shares authorized; zero and
zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000 shares authorized;
110,223 and 100,105 shares issued and outstanding at June 30,
2019 and December 31, 2018, respectively	110	100
Additional paid-in capital	558,334	550,133
Accumulated deficit	(563,174)	(546,116)
Total shareholders' equity (deficit)	(4,730)	4,117
Total liabilities and shareholders' equity (deficit)	$14,240	$23,033

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Product revenue	$-	$-	$199	$-
License and royalty revenue	-	-	-	11
Contract revenue	1,240	2,014	2,892	4,191
Total revenue	1,240	2,014	3,091	4,202

Cost of product revenue	1,025	326	1,313	564
Cost of contract revenue	798	1,355	1,753	2,990
Total cost of revenue	1,823	1,681	3,066	3,554

Gross profit	(583)	333	25	648

Research and development expense	5,945	6,691	11,918	11,519
Sales, marketing, general and administrative expense	2,455	2,093	5,154	4,700
Total operating expenses	8,400	8,784	17,072	16,219

Loss from operations	(8,983)	(8,451)	(17,047)	(15,571)

Other expenses, net	(7)	(8)	(11)	(20)

Net loss	$(8,990)	$(8,459)	$(17,058)	$(15,591)

Net loss per share - basic and diluted	$(0.08)	$(0.10)	$(0.16)	$(0.19)

Weighted-average shares outstanding - basic and diluted	106,872	81,321	104,435	79,973

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock		Additional		Total
		Par	paid-in	Accumulated	shareholders'
	Shares	value	capital	deficit	equity (deficit)
Balance at March 31, 2019	102,105	$102	$551,650	$(554,184)	$(2,432)
Share-based compensation expense	250	-	269	-	269
Sales of common stock	7,868	8	6,415	-	6,423
Net loss	-	-	-	(8,990)	(8,990)
Balance at June 30, 2019	110,223	$110	$558,334	$(563,174)	$(4,730)

Balance at January 1, 2019	100,105	$100	$550,133	$(546,116)	$4,117
Share-based compensation expense	250	-	619	-	619
Sales of common stock	9,868	10	7,582	-	7,592
Net loss	-	-	-	(17,058)	(17,058)
Balance at June 30, 2019	110,223	$110	$558,334	$(563,174)	$(4,730)

Balance at March 31, 2018	78,613	$79	$529,205	$(525,998)	$3,286
Share-based compensation expense	60	-	211	-	211
Sales of common stock	14,400	14	16,562	-	16,576
Net loss	-	-	-	(8,459)	(8,459)
Balance at June 30, 2018	93,073	$93	$545,978	$(534,457)	$11,614

Balance at January 1, 2018	78,597	$79	$528,873	$(524,086)	$4,866
Adoption of ASC 606, Revenue from Contracts with Customers	-	-	-	5,220	5,220
Share-based compensation expense	76	-	543	-	543
Sales of common stock	14,400	14	16,562	-	16,576
Net loss	-	-	-	(15,591)	(15,591)
Balance at June 30, 2018	93,073	$93	$545,978	$(534,457)	$11,614

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(17,058)	$(15,591)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,103	910
Share-based compensation expense	619	539
Inventory write-downs	852	4
Other non-cash adjustments	-	(23)

Change in:
Accounts receivable, net	(2,048)	(2,657)
Costs and estimated earnings in excess of billings on uncompleted contracts	987	680
Inventory	203	32
Other current and non-current assets	336	(293)
Accounts payable	(412)	(1,215)
Accrued liabilities	(608)	283
Deferred revenue	-	5,000
Billings on uncompleted contracts in excess of related costs	101	441
Other current liabilities	(112)	(79)
Operating lease liabilities	(321)	-
Other long-term liabilities	-	(284)
Net cash used in operating activities	(16,358)	(12,253)

Cash flows from investing activities
Purchases of property and equipment	(513)	(502)
Net cash used in investing activities	(513)	(502)

Cash flows from financing activities
Principal payments under finance leases	(9)	-
Net proceeds from issuance of common stock	7,728	16,782
Net cash provided by financing activities	7,719	16,782

Change in cash, cash equivalents, and restricted cash	(9,152)	4,027
Cash, cash equivalents, and restricted cash at beginning of period	14,201	17,401
Cash, cash equivalents, and restricted cash at end of period	$5,049	$21,428

Supplemental schedule of non-cash investing and financing activities
Non-cash additions to property and equipment	$15	$386

Issuance of common stock for commitment fee	258	-

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of
June 30, 2019 and December 31, 2018:
	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$4,614	$13,766
Restricted cash	435	435
Cash, cash equivalents and restricted cash	$5,049	$14,201

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. MANAGEMENT'S STATEMENT

The Condensed Consolidated Balance Sheets as of June 30, 2019, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Shareholders' Equity (Deficit) for the three and six months ended June 30, 2019 and 2018, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, have been prepared by MicroVision, Inc. ("we" or "our") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at June 30, 2019 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (SEC). The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. At June 30, 2019, we had $4.6 million in cash and cash equivalents.

Based on our current operating plan that includes expected proceeds from a development contract signed in April 2017 with a major technology company, and with anticipated future proceeds from the sale of shares under our existing Purchase Agreement with Lincoln Park Capital Fund, LLC ("Lincoln Park"), we anticipate that we have sufficient cash and cash equivalents to fund our operations into the fourth quarter of 2019. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing investments in our production capacities, research and development projects, staff, operating costs, and capital expenditures.

We are introducing new technology and products into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the commercial success of our laser beam scanning (LBS) engines, the rate at which original equipment manufacturers (OEMs) or original design manufacturers (ODMs) introduce products incorporating our PicoP® scanning technology and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if we fail to meet remaining milestones or have to repay amounts already received under our April 2017 development contract, if the mix of revenues and the associated margins vary from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components and systems and equipment manufacturers that may require additional investments by us.

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

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net loss available for common shareholders - basic and diluted	$(8,990)	$(8,459)	$(17,058)	$(15,591)

Denominator:
Weighted-average common shares outstanding - basic and diluted	106,872	81,321	104,435	79,973

Net loss per share - basic and diluted	$(0.08)	$(0.10)	$(0.16)	$(0.19)

For the three and six months ended June 30, 2019 and 2018, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive: options outstanding and warrants exercisable into a total of 4,437,000 and 6,738,000 shares of common stock, respectively, and 1,247,000 and 125,000 nonvested restricted and performance stock units, respectively.

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

In April 2017, we signed a contract with a major technology company to develop an LBS display system.  Under this agreement, we are working to develop a new generation of MEMS, ASICs and related firmware for a high resolution, LBS-based product that the technology company is planning to produce.  Under the agreement, we received an upfront payment of $10.0 million in 2017 and, as of June 30, 2019, have received $12.5 million in fees for development work. In June 2019 we invoiced the final $2.5 million in fees for development work. If the major technology company decides to manufacture the product with the MicroVision display components, the $10.0 million upfront payment would be applied as a prepayment to future component purchases from us. Based on current pricing and cost estimates, the amount of per unit prepayment is greater than our estimated per unit gross profit. We have recognized revenue on the $15.1 million in development fees over time based on the proportion of total cost expended (under Topic 606, the "input method") to the total cost expected to complete the contract performance obligation. For the three and six months ended June 30, 2019, we have recognized $1.2 million and $2.8 million, respectively, of contract revenue from development fees on this agreement compared to $2.0 million and $4.0 million, respectively, during the three and six months ended June 30, 2018. We have an amount equal to the $10.0 million upfront payment classified as an other current liability on the balance sheet.

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

Disaggregation of revenue

The following table provides information about disaggregated revenue by timing of revenue recognition, (in thousands):

	Three Months Ended June 30, 2019
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$-	$36	$36
Product and services transferred over time	-	-	1,204	1,204
Total	$-	$-	$1,240	$1,240

	Six Months Ended June 30, 2019
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$199	$-	$52	$251
Product and services transferred over time	-	-	2,840	2,840
Total	$199	$-	$2,892	$3,091

	Three Months Ended June 30, 2018
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$-	$57	$57
Product and services transferred over time	-	-	1,957	1,957
Total	$-	$-	$2,014	$2,014

	Six Months Ended June 30, 2018
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$11	$156	$167
Product and services transferred over time	-	-	4,035	4,035
Total	$-	$11	$4,191	$4,202

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands):

	June 30,	December 31,
	2019	2018

Accounts receivable, net	$2,524	$476
Costs and estimated earnings in excess of billings on uncompleted contracts	-	987
Billings on uncompleted contracts in excess of related costs	101	-
Other current liabilities	10,000	10,000

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

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	June 30,	December 31,
	2019	2018	$ Change	% Change
Contract assets	$-	$987	$(987)	(100.0)
Contract liabilities	(101)	-	(101)	-
Net contract assets (liabilities)	$(101)	$987	$(1,088)	(110.2)

During the six months ended June 30, 2019, we billed $3.9 million on our development contracts. Of this amount, $987,000 was included in contract assets at December 31, 2018. We also recognized revenue of $2.8 million on development contracts during the six months ended June 30, 2019, resulting in a contract liability of $97,000.

Contract acquisition costs

We are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. We currently do not pay any commissions upon the signing of a contract; therefore, no commission cost has been incurred as of June 30, 2019.

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

	Remainder of 2019	2020

Product revenue	$71	$-
License and royalty revenue	-	-
Contract revenue	203	17

5. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND SUPPLIERS

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of June 30, 2019, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

Concentration of major customers and suppliers

For the three and six months ended June 30, 2019, one customer accounted for $1.2 million and $2.8 million in revenue, representing 97% and 92% of our total revenue, respectively. For the three and six months ended June 30, 2018, one customer accounted for $2.0 million and $4.0 million in revenue, representing 97% and 96% of our total revenue, respectively. One customer accounted for $2.5 million, or 99% of our net accounts receivable balance at June 30, 2019.

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

6. INVENTORY

Inventory consists of the following:

	June 30,	December 31,
(in thousands)	2019	2018
Raw materials	$-	$32
Finished goods	54	1,077
	$54	$1,109

Inventory consists of raw materials and finished goods assemblies. Inventory is computed using the first-in, first-out (FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. During the three months ended June 30, 2019, we recorded $852,000 in inventory write-downs. As of June 30, 2019 and December 31, 2018, $1.5 million and $1.4 million, respectively, of materials that are not expected to be consumed during the next twelve months are classified as "other assets" on the balance sheet.

7. SEVERANCE ARRANGEMENTS

In the three months ended June 2019, we substantially completed the development work under the April 2017 contract, therefore, to better align our resources to support our business needs, we reduced our workforce by approximately 27%. In the three months ended June 30, 2019, we recorded expenses related to severance of approximately $300,000 to research and development expense and approximately $90,000 to sales, marketing, and general and administrative expense. We paid $72,000 during the three months ended June 30, 2019 relating to the severance agreements for these employees. We plan to make the remaining severance payments during the second half of 2019.

8. SHARE-BASED COMPENSATION

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

The following table summarizes the amount of share-based compensation expense by line item on the statements of operations:

Share-based compensation expense	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Cost of product revenue	$-	$-	$1	$-
Research and development expense	76	88	199	267
Sales, marketing, general and administrative expense	192	131	419	272
	$268	$219	$619	$539

Options activity and positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2019:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding as of June 30, 2019	4,437,000	$2.03	6.8	$44,000

Exercisable as of June 30, 2019	2,348,000	$2.72	5.0	$6,000

During the three months ended June 30, 2019 we issued 475,000 stock options and 195,000 PSUs to our executive officers. These PSUs have performance vesting criteria that would require the Company's stock price to appreciate by more than 100% of the stock price on the grant date before they become earned.  Earned PSUs are eligible to vest as to one-third of the PSUs subject to the Award on each of the first three anniversaries of May 22, 2019, subject to the recipient's employment on the above vesting dates.   PSUs that become earned prior to a vesting date that would have vested on any earlier vesting date would become immediately vested.

As of June 30, 2019, our unrecognized share-based employee compensation related to stock options was $1.2 million which we plan to amortize over the next 2.1 years, our unrecognized share-based compensation related to RSUs was $465,000 which we plan to amortize over the next 1.8 years, and our unrecognized share-based compensation related to the PSUs was $19,000, which we plan to amortize over the next 2.2 years.

9. LEASES

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

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands)	2019	2019
Operating lease expense	$116	$232

Finance lease expense:
Amortization of leased assets	4	8
Interest on lease liabilities	2	3
Total finance lease expense	6	11
Total lease expense	$122	$243

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands)	2019	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$161	$321
Operating cash flows from finance leases	2	3
Financing cash flows from finance leases	5	9

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$-	$1,638
Finance leases	-	-

Supplemental balance sheet information related to leases was as follows:

(in thousands)	June 30, 2019
Operating leases
Operating lease right-of-use assets	$1,477

Current portion of operating lease liability	646
Operating lease liability, net of current portion	1,615
Total operating lease liabilities	$2,261

Finance leases
Property and equipment, at cost	$66
Accumulated depreciation	(17)
Property and equipment, net	$49

Current portion of finance lease obligations	$23
Finance lease obligations, net of current portion	22
Total finance lease liabilities	$45

Weighted Average Remaining Lease Term
Operating leases	4 years
Finance leases	2 years

Weighted Average Discount Rate
Operating leases	6.0%
Finance leases	13.8%

As of June 30, 2019, maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	leases	leases
Years Ended December 31,
2019	$321	$14
2020	656	27
2021	676	9
2022	696	-
2023	175	-
Thereafter	-	-
Total minimum lease payments	2,524	50
Less: amount representing interest	(262)	(5)
Present value of capital lease liabilities	$2,262	$45

10. COMMITMENTS AND CONTINGENCIES

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

Purchase commitments

At June 30, 2019, we had $1.2 million in open purchase obligations that represent commitments to purchase inventory, materials, capital equipment, and other goods used in the normal operation of our business.

11. COMMON STOCK AND WARRANTS

In April 2019, we raised $2.0 million before issuance costs of approximately $34,000 through a registered direct offering of 2.3 million shares of our common stock to a private investor.

In April 2019, we entered into a Common Stock Purchase Agreement with Lincoln Park Capital Fund, LLC (Lincoln Park) granting us the right to sell shares of our common stock having an aggregate value of up to $11.0 million. Under the terms of the agreement, Lincoln Park made an initial purchase of $1.0 million in shares of common stock at a purchase price of $0.98 per share. Subject to various limitations and conditions set forth in the agreement, we may sell up to an additional $10.0 million in shares of common stock, from time to time, at our sole discretion to Lincoln Park over a 24-month period beginning April 2019. In consideration for entering into the agreement, we issued 250,000 shares of our common stock, having a value of $258,000, based on the closing stock price at the date of grant, to Lincoln Park as a commitment fee. We incurred an additional $92,000 in issuance costs. As of June 30, 2019, we have raised a total of $4.6 million under this agreement.

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

Key accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that materially affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We evaluate our estimates on a continuous basis. We base our estimates on historical data, terms of existing contracts, our evaluation of trends in the consumer display and 3D sensing industries, information provided by our current and prospective customers and strategic partners, information available from other outside sources and on various other assumptions we believe to be reasonable under the circumstances. The results form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Except for policy changes in accounting for leases associated with our adoption of Topic 842 (see Note 9 "Leases" in the Notes to Condensed Consolidated Financial Statements in Item 1), there have been no significant changes to our critical accounting judgments, policies, and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of operations

Product revenue

(in thousands)	2019	2018	$ change	% change
Three Months Ended June 30,	$-	$-	$-	-
Six Months Ended June 30,	199	-	199	-

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

Product revenue backlog at June 30, 2019 and 2018 was $71,000 and $4.3 million, respectively. The change in backlog from June 30, 2018 to June 30, 2019 was primarily due to the failure of Ragentek to meet their obligations under the March 2017 order. We are pursuing our legal rights to enforce the contract.

License and royalty revenue

(in thousands)	2019	2018	$ change	% change
Three Months Ended June 30,	$-	$-	$-	-
Six Months Ended June 30,	-	11	(11)	(100.0)

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

Contract revenue

(in thousands)	2019	2018	$ change	% change
Three Months Ended June 30,	$1,240	$2,014	$(774)	(38.4)
Six Months Ended June 30,	2,892	4,191	(1,299)	(31.0)

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

In April 2017, we signed a contract with a major technology company to develop an LBS display system.  As of June 30, 2019, we have received $12.5 million in fees for development work. In June 2019 we invoiced the final $2.5 million in fees for development work. We have recognized revenue on the $15.1 million in development fees over time utilizing the input method of total costs expended to total cost expected to complete the performance obligation. The original contract was for $14.0 million in fees for development, but we and the customer agreed to add $1.1 million in additional work to total $15.1 million. As of June 30, 2019, we have recognized $14.9 million of contract revenue from development fees on this agreement.

The decrease in contract revenue during the three and six months ended June 30, 2019 compared to the same period in 2018 was attributed to decreased contract activity. Our contract backlog, including orders for prototype units and evaluation kits, at June 30, 2019 and 2018 was approximately $220,000 and $5.7 million, respectively.

Cost of product revenue
		% of		% of
		product		product
(in thousands)	2019	revenue	2018	revenue	$ change	% change
Three Months Ended June 30,	$1,025	-	$326	-	$699	214.4
Six Months Ended June 30,	1,313	659.8	564	-	749	132.8

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

Cost of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of manufacturing overhead expense and the volume of direct material purchased. Cost of product revenue was higher during the three and six months ended June 30, 2019 compared to the same period in 2018 due to inventory write-downs.

Cost of contract revenue
		% of		% of
		contract		contract
(in thousands)	2019	revenue	2018	revenue	$ change	% change
Three Months Ended June 30,	$798	64.4	$1,355	67.3	$(557)	(41.1)
Six Months Ended June 30,	1,753	60.6	2,990	71.3	(1,237)	(41.4)

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

The decrease in the cost of contract revenue during the three and six months ended June 30, 2019 was primarily attributed to reduced activity on the April 2017 development contract.

Research and development expense

(in thousands)	2019	2018	$ change	% change
Three Months Ended June 30,	$5,945	$6,691	$(746)	(11.1)
Six Months Ended June 30,	11,918	11,519	399	3.5

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

The decrease in research and development expense during the three months ended June 30, 2019 compared to the same period in 2018 was attributable to lower subcontractor costs and personnel-related compensation and benefits expenses that were partially offset by increased direct material costs and severance costs. The increase in research and development expense during the six months ended June 30, 2019 compared to the same period in 2018 was attributable to higher costs related to direct materials, severance costs, and increased personnel-related compensation and benefits expenses related to our LBS engine development.

Sales, marketing, general and administrative expense

(in thousands)	2019	2018	$ change	% change
Three Months Ended June 30,	$2,455	$2,093	$362	17.3
Six Months Ended June 30,	5,154	4,700	454	9.7

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense during the three and six months ended June 30, 2019 compared to the same period in 2018 was attributed to the reversal of approximately $563,000 of reserves in 2018 in connection with the settlement of certain claims that were offset partially by increased personnel-related compensation and benefits expenses.

Liquidity and capital resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At June 30, 2019, we had $4.6 million in cash and cash equivalents.

Based on our current operating plan that includes expected proceeds from a development contract signed in April 2017 with a major technology company, and with anticipated future proceeds from the sale of shares under our existing Purchase Agreement with Lincoln Park, we anticipate that we have sufficient cash and cash equivalents to fund our operations into the fourth quarter of 2019. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing investments in our production capacities, research and development projects, staff, operating costs, and capital expenditures.

Under the April 2017 development contract, we received an upfront payment of $10.0 million in 2017 with a major technology company. If the major technology company decides to manufacture the product with the MicroVision display components, the $10.0 million upfront payment would be applied as a prepayment to future component purchases from us. Based on current pricing and cost estimates, the amount of per unit prepayment is greater than our estimated per unit gross profit and therefore will have a negative impact on our reported cash flow from operating activities until the upfront payment has been earned.

These factors raise substantial doubt regarding our ability to continue as a going concern. Our unaudited consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating activities

Cash used in operating activities totaled $16.4 million during the six months ended June 30, 2019 compared to cash used in operating activities of $12.3 million during the same period in 2018. The change in cash flows from operating activities is primarily attributed to the timing of payments received from customers and payments made to suppliers during the six months ended June 30, 2019 compared to the same period in 2018.

Investing activities

During the six months ended June 30, 2019 and 2018, net cash used in investing activities was $513,000 and $502,000, respectively, and was primarily attributed to purchases of property and equipment.

Financing activities

In April 2019, we raised $2.0 million before issuance costs of approximately $34,000 through a registered direct offering of 2.3 million shares of our common stock to a private investor.

In April 2019, we entered into a Common Stock Purchase Agreement with Lincoln Park Capital Fund, LLC (Lincoln Park) granting us the right to sell shares of our common stock having an aggregate value of up to $11.0 million. Under the terms of the agreement, Lincoln Park made an initial purchase of $1.0 million in shares of common stock at a purchase price of $0.98 per share. Subject to various limitations and conditions set forth in the agreement, we may sell up to an additional $10.0 million in shares of common stock, from time to time, at our sole discretion to Lincoln Park over a 24-month period beginning April 2019. In consideration for entering into the agreement, we issued 250,000 shares of our common stock, having a value of $258,000, based on the closing stock price at the date of grant, to Lincoln Park as a commitment fee. We incurred an additional $92,000 in issuance costs. As of June 30, 2019, we have raised a total of $4.6 million under this agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and market liquidity risk

As of June 30, 2019, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risk is not material.

Our investment policy generally directs that the investment manager should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of June 30, 2019, we had $4.6 million in cash and cash equivalents, which are comprised of operating checking accounts and short-term, highly rated money market savings accounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  As of June 30, 2019, we had an accumulated deficit of $563.2 million.
  We had an accumulated deficit of $546.1 million as of December 31, 2018, and a net loss of $17.1 million during the six months ended June 30, 2019.

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

Based on our current operating plan that includes expected proceeds from a development contract signed in April 2017 with a major technology company, and with anticipated future proceeds from the sale of shares under our existing Purchase Agreement with Lincoln Park, we anticipate that we have sufficient cash and cash equivalents to fund our operations into the fourth quarter of 2019. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities.

We are introducing new technology and products into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the commercial success of our LBS engines, the rate at which OEMs and ODMs introduce products incorporating our PicoP® scanning technology and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if we fail to meet remaining milestones or have to repay amounts already received under our April 2017 development contract, if the mix of revenues and the associated margins varies from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components, products and systems, and equipment manufacturers that may require additional investments by us.

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

For the six months ended June 30, 2019, one customer accounted for $2.8 million in revenue, representing 92% of our total revenue. For the six months ended June 30, 2018, one customer accounted for $4.0 million in revenue, representing 96% of our total revenue. Our customers take time to obtain, and the loss of a significant customer could negatively affect our revenue. Our quarterly operating results may vary significantly based upon:

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

Our backlog under open orders and agreements totaled $291,000 as of June 30, 2019. We or our customers may be unable to meet the performance requirements and obligations under open orders or agreements, including performance specifications, milestones or delivery dates, required by such purchase orders or agreements. Furthermore, our customers may be unable or unwilling to perform their obligations thereunder on a timely basis, or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals. To the extent we are unable to perform under such purchase orders or agreements or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

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

On June 13, 2019, we received a deficiency notice from The Nasdaq Stock Market advising us that for 30 consecutive business days preceding the date of the notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Global Market. In accordance with Nasdaq's listing rules, we have 180 calendar days, or until December 10, 2019, to regain compliance with this requirement. We can regain compliance with the minimum closing bid price rule if the bid price of our common stock closes at $1.00 or higher for a minimum of ten consecutive business days during this initial 180-day compliance period. [From the date of the deficiency notice to the date of filing of this Quarterly Report on Form 10-Q, the bid price of our common stock has not closed at $1.00 or higher.] If compliance is not achieved by December 10, 2019, Nasdaq will provide written notification to us that our securities are subject to delisting.

If our common stock were delisted, we likely would seek to list our common stock on The Nasdaq Capital Market, the NYSE American or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were not listed on The Nasdaq Capital Market or another exchange, trading of our common stock would be conducted in the Over-the-Counter (OTC) market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the OTC market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock.

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

On July 15, 2019, the closing price of our common stock was $0.86 per share.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1	Registration Rights Agreement, dated April 17, 2019, between MicroVision, Inc. and Lincoln Park Capital Fund, LLC. (1)
10.1	2013 MicroVision, Inc. Incentive Plan, as amended.
10.2	Purchase Agreement, dated April 17, 2019, between MicroVision, Inc. and Lincoln Park Capital Fund, LLC. (1)
10.3	Subscription Agreement, dated April 23, 2019, between MicroVision, Inc. and the Investor named therein. (2)
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed on April 17, 2019.
(2) Incorporated by reference to the Company's Current Report on Form 8-K filed on April 23, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
Date: July 18, 2019	By:	/s/ Perry M. Mulligan
Perry M. Mulligan
Chief Executive Officer and Director (Principal Executive Officer)

Date: July 18, 2019	By:	/s/ Stephen P. Holt
Stephen P. Holt
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)