Form 10-Q
period 2019-09-30
MICROVISION, INC.
filed 2019-11-07
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the registrant's common stock outstanding as of November 1, 2019 was 119,417,078.

PART I.

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$6,642	$13,766
Accounts receivable, net of allowances of $0 and $0, respectively	505	476
Costs and estimated earnings in excess of billings on uncompleted contracts	-	987
Inventory	241	1,109
Other current assets	574	1,311
Total current assets	7,962	17,649

Property and equipment, net	2,111	2,993
Operating lease right-of-use asset	1,394	-
Restricted cash	435	435
Intangible assets, net	306	486
Other assets	186	1,470
Total assets	$12,394	$23,033

Liabilities and shareholders' equity (deficit)
Current liabilities
Accounts payable	$1,091	$2,411
Accrued liabilities	4,064	5,602
Deferred revenue	28	-
Contract liabilities	10,000	-
Other current liabilities	8	10,154
Current portion of operating lease liability	651	-
Current portion of finance lease obligations	24	21
Total current liabilities	15,866	18,188

Operating lease liability, net of current portion	1,482	-
Finance lease obligations, net of current portion	15	33
Deferred rent, net of current portion	-	695
Total liabilities	17,363	18,916

Commitments and contingencies (Note 10)

Shareholders' equity (deficit)
Preferred stock, par value $0.001; 25,000 shares authorized; zero and
zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000 shares authorized;
119,417 and 100,105 shares issued and outstanding at September 30,
2019 and December 31, 2018, respectively	119	100
Additional paid-in capital	564,227	550,133
Accumulated deficit	(569,315)	(546,116)
Total shareholders' equity (deficit)	(4,969)	4,117
Total liabilities and shareholders' equity (deficit)	$12,394	$23,033

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018		2019	2018

Product revenue	$999	$-	`	$1,198	$-
License and royalty revenue	17	10,000		17	10,011
Contract revenue	174	1,572		3,066	5,763
Total revenue	1,190	11,572		4,281	15,774

Cost of product revenue	2,039	1,434		3,352	1,998
Cost of contract revenue	33	1,211		1,786	4,201
Total cost of revenue	2,072	2,645		5,138	6,199

Gross profit	(882)	8,927		(857)	9,575

Research and development expense	3,566	6,386		15,484	17,905
Sales, marketing, general and administrative expense	1,697	2,253		6,851	6,953
Total operating expenses	5,263	8,639		22,335	24,858

Income (loss) from operations	(6,145)	288		(23,192)	(15,283)

Other income (expense), net	4	1		(7)	(19)

Net income (loss)	$(6,141)	$289		$(23,199)	$(15,302)

Net income (loss) per share - basic	$(0.05)	$0.00		$(0.21)	$(0.18)
Net income (loss) per share - diluted	$(0.05)	$0.00		$(0.21)	$(0.18)

Weighted-average shares outstanding - basic	114,874	93,073		107,953	84,388
Weighted-average shares outstanding - diluted	114,874	93,204		107,953	84,388

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock		Additional		Total
		Par	paid-in	Accumulated	shareholders'
	Shares	value	capital	deficit	equity (deficit)
Balance at June 30, 2019	110,223	$110	$558,334	$(563,174)	$(4,730)
Share-based compensation expense	-	-	258	-	258
Sales of common stock	9,194	9	5,635	-	5,644
Net loss	-	-	-	(6,141)	(6,141)
Balance at September 30, 2019	119,417	$119	$564,227	$(569,315)	$(4,969)

Balance at January 1, 2019	100,105	$100	$550,133	$(546,116)	$4,117
Share-based compensation expense	250	-	877	-	877
Sales of common stock	19,062	19	13,217	-	13,236
Net loss	-	-	-	(23,199)	(23,199)
Balance at September 30, 2019	119,417	$119	$564,227	$(569,315)	$(4,969)

Balance at June 30, 2018	93,073	$93	$545,978	$(534,457)	$11,614
Share-based compensation expense	-	-	181	-	181
Sales of common stock	-	-	(36)	-	(36)
Net income	-	-	-	289	289
Balance at September 30, 2018	93,073	$93	$546,123	$(534,168)	$12,048

Balance at January 1, 2018	78,597	$79	$528,873	$(524,086)	$4,866
Adoption of ASC 606, Revenue from Contracts with Customers	-	-	-	5,220	5,220
Share-based compensation expense	76	-	724	-	724
Sales of common stock	14,400	14	16,526	-	16,540
Net loss	-	-	-	(15,302)	(15,302)
Balance at September 30, 2018	93,073	$93	$546,123	$(534,168)	$12,048

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(23,199)	$(15,302)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,382	1,381
Impairment of intangible assets	97	-
Impairment of property and equipment	204	-
Share-based compensation expense	877	721
Inventory write-downs	2,203	1,139
Other non-cash adjustments	-	99

Change in:
Accounts receivable, net	(29)	(5,029)
Costs and estimated earnings in excess of billings on uncompleted contracts	987	(400)
Inventory	(1,335)	55
Other current and non-current assets	2,021	(98)
Accounts payable	(982)	(1,416)
Accrued liabilities	(1,360)	(188)
Deferred revenue	28	-
Billings on uncompleted contracts in excess of related costs	-	(4)
Contract liabilities and other current liabilities	(146)	(115)
Operating lease liabilities	(481)	-
Other long-term liabilities	-	(305)
Net cash used in operating activities	(19,733)	(19,462)

Cash flows from investing activities
Purchases of property and equipment	(671)	(971)
Net cash used in investing activities	(671)	(971)

Cash flows from financing activities
Principal payments under finance leases	(15)	(2)
Increase in deferred rent	-	139
Net proceeds from issuance of common stock	13,295	16,540
Net cash provided by financing activities	13,280	16,677

Change in cash, cash equivalents, and restricted cash	(7,124)	(3,756)
Cash, cash equivalents, and restricted cash at beginning of period	14,201	17,401
Cash, cash equivalents, and restricted cash at end of period	$7,077	$13,645

Supplemental schedule of non-cash investing and financing activities
Property and equipment acquired under finance leases	$-	$42

Non-cash additions to property and equipment	48	149

Issuance of common stock for commitment fee	258	-

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of
September 30, 2019 and December 31, 2018:
	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$6,642	$13,766
Restricted cash	435	435
Cash, cash equivalents and restricted cash	$7,077	$14,201

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. MANAGEMENT'S STATEMENT

The Condensed Consolidated Balance Sheets as of September 30, 2019, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Shareholders' Equity (Deficit) for the three and nine months ended September 30, 2019 and 2018, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, have been prepared by MicroVision, Inc. ("we" or "our") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at September 30, 2019 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (SEC). The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. At September 30, 2019, we had $6.6 million in cash and cash equivalents.

Based on our current operating plan that includes anticipated future proceeds from the sale of shares under our existing Purchase Agreement with Lincoln Park Capital Fund, LLC (Lincoln Park), we anticipate that we have sufficient cash and cash equivalents to fund our operations into the first quarter of 2020. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we may consider limiting our operations substantially and we may be unable to continue as a going concern. This limitation of operations could include reducing investments in our production capacities, research and development projects, staff, operating costs, and capital expenditures.

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

2. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated using the weighted-average number of common shares outstanding and taking into account the dilutive effect of all potential common stock equivalents outstanding. Potentially dilutive common stock equivalents primarily consist of options, warrants and nonvested restricted stock units (RSUs). Net loss per share for the three months ended September 30, 2019 and the nine months ended September 30, 2019 and 2018, assuming dilution, is equal to basic net loss per share because the effect of dilutive securities outstanding during the period, including options and RSUs computed using the treasury stock method, is anti-dilutive. Basic net income per share for the three months ended September 30, 2018 is diluted by the potentially dilutive outstanding securities per the table below.

The components of basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) available for common shareholders - basic	$(6,141)	$289	$(23,199)	$(15,302)
Denominator:
Weighted-average common shares outstanding - basic	114,874	93,073	107,953	84,388
Dilutive incremental share effect from:
Options	-	1	-	-
Nonvested restricted stock units	-	130	-	-
Weighted-average common shares outstanding - diluted	114,874	93,204	107,953	84,388

Net income (loss) per share - basic	$(0.05)	$0.00	$(0.21)	$(0.18)
Net income (loss) per share - diluted	$(0.05)	$0.00	$(0.21)	$(0.18)

For the three and nine months ended September 30, 2019, we excluded the following securities from net income (loss) per share as the effect of including them would have been anti-dilutive: options outstanding exercisable into a total of 5,206,000 shares of common stock and 1,247,000 nonvested RSUs. For the three and nine months ended September 30, 2018, we excluded the following securities from net income (loss) per share as the effect of including them would have been anti-dilutive: options outstanding and warrants exercisable into a total of 7,586,000 and 7,587,000 shares of common stock, respectively, and 1,050,000 and 1,180,000 nonvested RSUs, respectively.

3. LONG-TERM CONTRACTS

In May 2018, we signed a five-year license agreement with a customer granting them exclusive license to our LBS technology for display-only applications. As part of the agreement, we received a first payment of $5.0 million in June 2018 and the second payment of $5.0 million in October 2018. The contract includes requirements that must be met in order to maintain exclusivity. If this licensee acquires a customer, the agreement requires the licensee to buy any needed components from us. During the year ended December 31, 2018 we completed the performance obligations required by the contract. As a result, we recognized $10.0 million in license and royalty revenue during the year ended December 31, 2018.

In April 2017, we signed a contract with a major technology company to develop an LBS display system. Under the agreement, we received an upfront payment of $10.0 million in 2017 and, as of September 30, 2019, have also received $15.0 million, net of early payment discounts, representing all payment due for development work. The original contract was for $14.0 million in fees for development work, but we and our customer agreed to add $1.1 million in additional work to total $15.1 million. After applying early payment discounts, we recognized revenue of $15.0 million in development fees over time based on the proportion of total cost expended (under Topic 606, the "input method") to the total cost expected to complete the contract performance obligation. For the three and nine months ended September 30, 2019, we recognized $47,000 and $2.9 million, respectively, of contract revenue from development fees on this agreement compared to $1.5 million and $5.6 million, respectively, during the three and nine months ended September 30, 2018.

The $10.0 million upfront payment will be recognized as revenue at the point in time future component sales are transferred to the customer. Based on current pricing and cost estimates, the amount of the per unit upfront payment would be greater than our estimated per unit gross profit. We have an amount equal to the $10.0 million upfront payment classified as a contract liability on the balance sheet. We have received initial purchase orders from our customer under the product supply agreement signed in April 2017. We expect to apply $877,000 of the upfront payment over the two quarters ended December 31, 2019 and March 31, 2020. To the extent that the component purchases do not fully expend the $10.0 million upfront payment, there is no repayment provision to the customer.

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

Disaggregation of revenue

The following table provides information about disaggregated revenue by timing of revenue recognition, (in thousands):

	Three Months Ended September 30, 2019
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$999	$17	$121	$1,137
Product and services transferred over time	-	-	53	53
Total	$999	$17	$174	$1,190

	Nine Months Ended September 30, 2019
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$1,198	$17	$173	$1,388
Product and services transferred over time	-	-	2,893	2,893
Total	$1,198	$17	$3,066	$4,281

	Three Months Ended September 30, 2018
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$10,000	$26	$10,026
Product and services transferred over time	-	-	1,546	1,546
Total	$-	$10,000	$1,572	$11,572

	Nine Months Ended September 30, 2018
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$10,011	$182	$10,193
Product and services transferred over time	-	-	5,581	5,581
Total	$-	$10,011	$5,763	$15,774

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands):

	September 30,	December 31,
	2019	2018

Accounts receivable, net	$505	$476
Costs and estimated earnings in excess of billings on uncompleted contracts	-	987
Deferred revenue	28	-
Contract liabilities	10,000	-
Other current liabilities	-	10,000

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

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	September 30,	December 31,
	2019	2018	$ Change	% Change

Contract assets	$-	$987	$(987)	(100.0)
Contract liabilities	(10,028)	-	(10,028)	-
Net contract assets (liabilities)	$(10,028)	$987	$(11,015)	(1,116.0)

During the nine months ended September 30, 2019, we billed $3.9 million on our development contract. Of this amount, $987,000 was included in contract assets at December 31, 2018. We also recognized revenue of $2.9 million on development contract during the nine months ended September 30, 2019.

Contract acquisition costs

We are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. We currently do not pay any commissions upon the signing of a contract; therefore, no commission cost has been incurred as of September 30, 2019.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The $10.0 million upfront payment received from a major technology company will be recognized as revenue at the point in time future component sales are transferred to the customer. We have received initial purchase orders from our customer under the product supply agreement signed in April 2017. We expect to apply $877,000 of the $10.0 million contract liability over the two quarters ended December 31, 2019 and March 31, 2020 and this amount is included in revenue below. Because there is uncertainty about the timing of the application of the remainder of the $10.0 million contract liability, it has been excluded from future estimated revenue in the table below. The $10.0 million contract liability is classified as a current liability on our balance sheet. Due to the uncertainty of the timing, it is possible that recognition of revenue may extend beyond the next twelve months. The following table provides information about the estimated timing of revenue recognition (in thousands):

	Remainder of 2019	2020

Product revenue	$3,482	$2,796
License and royalty revenue	84	57
Contract revenue	9	19

5. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND SUPPLIERS

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of September 30, 2019, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

Concentration of major customers and suppliers

For the three and nine months ended September 30, 2019, one customer accounted for $823,000 and $3.7 million in revenue, representing 69% and 86% of our total revenue, respectively. A second customer accounted for $360,000 and $559,000 in revenue, representing 30% and 13% of our total revenue, respectively. For the three and nine months ended September 30, 2018, one customer accounted for $10.0 million in revenue, representing 86% and 63% of our total revenue, respectively. A second customer accounted for $1.5 million and $5.6 million in revenue, representing 13% and 35% of our total revenue, respectively. One customer accounted for $505,000, or 100% of our net accounts receivable balance at September 30, 2019.

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

6. INVENTORY

Inventory consists of the following:

	September 30,	December 31,
(in thousands)	2019	2018
Raw materials	$-	$32
Finished goods	241	1,077
	$241	$1,109

Inventory consists of raw materials and finished goods assemblies. Inventory is computed using the first-in, first-out (FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. During the three and nine months ended September 30, 2019, we recorded $1.4 million and $2.2 million, respectively, in inventory write-downs. As of September 30, 2019 and December 31, 2018, $168,000 and $1.4 million, respectively, of materials that are not expected to be consumed during the next twelve months are classified as "other assets" on the balance sheet.

7. SEVERANCE ARRANGEMENTS

In the nine months ended September 2019, we completed the development work under the April 2017 contract, therefore, to better align our resources to support our business needs, we reduced our workforce by approximately 27%. In the three months ended June 30, 2019, we recorded expenses related to severance of approximately $300,000 to research and development expense and approximately $90,000 to sales, marketing, and general and administrative expense. We paid $284,000 during the three months ended September 30, 2019 related to the severance agreements for these employees. We plan to make the remaining severance payments during the fourth quarter of 2019.

8. SHARE-BASED COMPENSATION

We issue share-based compensation to employees in the form of stock options, RSUs, and performance stock units (PSUs). We account for the share-based awards by recognizing the fair value of share-based compensation expense on a straight-line basis over the service period of the award, net of estimated forfeitures. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model. The fair value of RSUs is determined by the closing price of our common stock on the grant date. The PSUs are valued using a binomial option pricing model using the following inputs: stock price, volatility, and risk-free interest rates. Changes in estimated inputs or using other option valuation methods may result in materially different option values and share-based compensation expense.

The following table summarizes the amount of share-based compensation expense by line item on the statements of operations:

Share-based compensation expense	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Cost of product revenue	$25	$-	$26	$-
Research and development expense	84	109	283	377
Sales, marketing, general and administrative expense	149	73	568	344
	$258	$182	$877	$721

Options activity and positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2019:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding as of September 30, 2019	5,206,000	$1.65	7.7	$-

Exercisable as of September 30, 2019	2,315,000	$2.46	5.9	$-

During the nine months ended September 30, 2019 we issued 475,000 stock options and 195,000 PSUs to our executive officers. These PSUs have performance vesting criteria that would require the Company's stock price to appreciate by more than 100% of the stock price on the grant date before they become earned.  Earned PSUs are eligible to vest as to one-third of the PSUs subject to the Award on each of the first three anniversaries of May 22, 2019, subject to the recipient's employment on the above vesting dates.   PSUs that become earned prior to a vesting date that would have vested on any earlier vesting date would become immediately vested.

As of September 30, 2019, our unrecognized share-based employee compensation related to stock options was $1.4 million which we plan to amortize over the next 2.2 years, our unrecognized share-based compensation related to RSUs was $394,000 which we plan to amortize over the next 1.6 years, and our unrecognized share-based compensation related to the PSUs was $17,000, which we plan to amortize over the next 2.0 years.

9. LEASES

In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use (ROU) asset and lease liability in the balance sheet for all leases, including operating leases, with terms of more than twelve months. Recognition, measurement and presentation of expenses and cash flows from a lease by a lessee have not significantly changed from previous guidance. The amendments also require qualitative disclosures along with specific quantitative disclosures. We adopted this guidance using the cumulative-effect adjustment method on January 1, 2019, meaning we did not restate prior periods. Current year financial information is presented under the guidance in Topic 842, while prior year information will continue to be presented under Topic 840. Adoption of the standard resulted in the recognition of an operating ROU asset of approximately $1.6 million, a lease liability of approximately $2.5 million, and a reduction in other short-term and long-term liabilities of $873,000. Adoption of the standard did not have a material impact on our Statement of Operations or Statement of Cash flows. Accounting for our finance leases remains substantially unchanged.

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

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2019	2019
Operating lease expense	$116	$348

Finance lease expense:
Amortization of leased assets	4	12
Interest on lease liabilities	2	5
Total finance lease expense	6	17
Total lease expense	$122	$365

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2019	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$160	$481
Operating cash flows from finance leases	2	5
Financing cash flows from finance leases	6	15

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$-	$1,638
Finance leases	-	-

Supplemental balance sheet information related to leases was as follows:

(in thousands)	September 30, 2019
Operating leases
Operating lease right-of-use assets	$1,394

Current portion of operating lease liability	651
Operating lease liability, net of current portion	1,482
Total operating lease liabilities	$2,133

Finance leases
Property and equipment, at cost	$66
Accumulated depreciation	(21)
Property and equipment, net	$45

Current portion of finance lease obligations	$24
Finance lease obligations, net of current portion	15
Total finance lease liabilities	$39

Weighted Average Remaining Lease Term
Operating leases	4 years
Finance leases	2 years

Weighted Average Discount Rate
Operating leases	6.0%
Finance leases	13.8%

As of September 30, 2019, maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	leases	leases
2019	$160	$7
2020	656	27
2021	676	9
2022	696	-
2023	175	-
Thereafter	-	-
Total minimum lease payments	2,363	43
Less: amount representing interest	(230)	(4)
Present value of lease liabilities	$2,133	$39

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

Purchase commitments

At September 30, 2019, we had $2.6 million in open purchase obligations that represent commitments to purchase inventory, materials, capital equipment, and other goods used in the normal operation of our business.

11. COMMON STOCK AND WARRANTS

In July 2019, we raised $2.0 million before issuance costs of approximately $24,000 through a registered direct offering of 3.0 million shares of our common stock to a private investor.

In April 2019, we raised $2.0 million before issuance costs of approximately $34,000 through a registered direct offering of 2.3 million shares of our common stock to a private investor.

In April 2019, we entered into a Common Stock Purchase Agreement with Lincoln Park Capital Fund, LLC (Lincoln Park) granting us the right to sell shares of our common stock having an aggregate value of up to $11.0 million. Under the terms of the agreement, Lincoln Park made an initial purchase of $1.0 million in shares of common stock at a purchase price of $0.98 per share. Subject to various limitations and conditions set forth in the agreement, we may sell up to an additional $10.0 million in shares of common stock, from time to time, at our sole discretion to Lincoln Park over a 24-month period beginning April 2019. In consideration for entering into the agreement, we issued 250,000 shares of our common stock, having a value of $258,000, based on the closing stock price at the date of grant, to Lincoln Park as a commitment fee. We incurred an additional $92,000 in issuance costs. As of September 30, 2019, we have issued 11.8 million shares and raised a total of $8.3 million under this agreement.

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

Results of operations

Product revenue

(in thousands)	2019	2018	$ change	% change
Three Months Ended September 30,	$999	$-	$999	-
Nine Months Ended September 30,	1,198	-	1,198	-

Product revenue is revenue from sales of our products which are LBS engines, MEMS and ASICs. Revenue is recognized when control of the goods passes to the customer. Our quarterly product revenue may vary substantially due to the timing of product orders from customers, product shipments, production constraints and availability of components and raw materials.

The increase in product revenue for the three and nine months ended September 30, 2019 compared to 2018 was primarily due to product shipments to a major technology company and includes $360,000 related to selling display engines produced for Ragentek, and previously written off, to another customer.

Product revenue backlog at September 30, 2019 and 2018 was $5.5 million and $3.2 million, respectively. The September 30, 2019 backlog is primarily due to the initial production orders received from a major technology company under the product supply agreement signed in April 2017. Because there is uncertainty about the timing of the revenue recognition of the $10.0 million contract liability, it has been excluded from product revenue backlog at September 30, 2019. The backlog at September 30, 2018 was primarily an order from Ragentek. Ragentek failed to meet their obligations under the March 2017 order. We are pursuing our legal rights to enforce the contract.

License and royalty revenue

(in thousands)	2019	2018	$ change	% change
Three Months Ended September 30,	$17	$10,000	$(9,983)	(99.8)
Nine Months Ended September 30,	17	10,011	(9,994)	(99.8)

License and royalty revenue is revenue under license agreements to our PicoP® scanning technology. We recognize revenue on upfront license fees at a point in time if the nature of the license granted is a right-to-use license, representing functional intellectual property with significant standalone functionality. If the nature of the license granted is a right-to-access license, representing symbolic intellectual property, which excludes significant standalone functionality, we recognize revenue over the period of time we have ongoing obligations under the agreement. We will recognize sales-based royalties based on information received by our customers. If such information is not received, we will estimate the number of royalty-bearing products consumed by our customers each quarter.

In May 2018, we signed a five-year license agreement with a customer granting them exclusive license to our LBS technology for display-only applications. The license represents functional intellectual property which derives a substantial portion of its utility from its significant standalone functionality. The intellectual property is not expected to substantially change during the license period, nor are we contractually or practically required to use updated intellectual property during the license life. During the three months ended September 30, 2018 we completed the performance obligations required by the contract. As a result, we recognized all of the $10.0 million of up-front license payments in license revenue for the three and nine months ended September 30, 2018.

Contract revenue

(in thousands)	2019	2018	$ change	% change
Three Months Ended September 30,	$174	$1,572	$(1,398)	(88.9)
Nine Months Ended September 30,	3,066	5,763	(2,697)	(46.8)

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

In April 2017, we signed a contract with a major technology company to develop an LBS display system.  As of September 30, 2019, we have received all payments due for development work. We have recognized revenue of $15.0 million in development fees, net of early payment discounts, over time utilizing the input method of total costs expended to total cost expected to complete the performance obligation. The original contract was for $14.0 million in fees for development, but we and the customer agreed to add $1.1 million in additional work to total $15.1 million.

The decrease in contract revenue during the three and nine months ended September 30, 2019 compared to the same period in 2018 was attributed to decreased contract activity. Our contract backlog, including orders for prototype units and evaluation kits, at September 30, 2019 and 2018 was approximately zero and $4.2 million, respectively.

Cost of product revenue
		% of		% of
		product		product
(in thousands)	2019	revenue	2018	revenue	$ change	% change
Three Months Ended September 30,	$2,039	204.1	$1,434	-	$605	42.2
Nine Months Ended September 30,	3,352	279.8	1,998	-	1,354	67.8

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

The increase during the three and nine months ended September 30, 2019 compared to the same period in 2018 was attributed to $1.4 million and $2.2 million, respectively, of inventory write-downs, and to a lesser extent, product shipments to a major technology company. Cost of product revenue excludes costs related to revenue recognized under the Ragentek contract because the inventory related to that contract was previously written down.

Cost of contract revenue
		% of		% of
		contract		contract
(in thousands)	2019	revenue	2018	revenue	$ change	% change
Three Months Ended September 30,	$33	19.0	$1,211	77.0	$(1,178)	(97.3)
Nine Months Ended September 30,	1,786	58.3	4,201	72.9	(2,415)	(57.5)

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

The decrease in the cost of contract revenue during the three and nine months ended September 30, 2019 compared to the same period in 2018 was primarily attributed to reduced activity on the April 2017 development contract.

Research and development expense

(in thousands)	2019	2018	$ change	% change
Three Months Ended September 30,	$3,566	$6,386	$(2,820)	(44.2)
Nine Months Ended September 30,	15,484	17,905	(2,421)	(13.5)

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

The decrease in research and development expense during the three months ended September 30, 2019 compared to the same period in 2018 was attributable to lower subcontractor costs, headcount and personnel-related compensation and benefits, and direct material costs. The decrease in research and development expense during the nine months ended September 30, 2019 compared to the same period in 2018 was attributable to lower subcontractor costs offset by higher allocation of resources to internal research and development activities that were previously allocated to a commercial contract and higher direct materials costs related to our LBS engine development.

Sales, marketing, general and administrative expense

(in thousands)	2019	2018	$ change	% change
Three Months Ended September 30,	$1,697	$2,253	$(556)	(24.7)
Nine Months Ended September 30,	6,851	6,953	(102)	(1.5)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The decrease in sales, marketing, general and administrative expense during the three months ended September 30, 2019 compared to the same period in 2018 was attributed to lower personnel-related compensation and benefits expenses and lower professional and outside services costs.

Liquidity and capital resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At September 30, 2019, we had $6.6 million in cash and cash equivalents.

Based on our current operating plan that includes anticipated future proceeds from the sale of shares under our existing Purchase Agreement with Lincoln Park, we anticipate that we have sufficient cash and cash equivalents to fund our operations into the first quarter of 2020. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we may consider limiting our operations substantially and we may be unable to continue as a going concern. This limitation of operations could include reducing investments in our production capacities, research and development projects, staff, operating costs, and capital expenditures.

Under the April 2017 development contract, we received an upfront payment of $10.0 million in 2017 with a major technology company. The $10.0 million upfront payment will be applied as a upfront payment toward future component purchases from us. Based on current pricing and cost estimates, the amount of per unit upfront payment would be greater than our estimated per unit gross profit and therefore will have a negative impact on our reported cash flow from operating activities until the upfront payment has been earned.

These factors raise substantial doubt regarding our ability to continue as a going concern. Our unaudited consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating activities

Cash used in operating activities totaled $19.7 million during the nine months ended September 30, 2019 compared to cash used in operating activities of $19.5 million during the same period in 2018. The significant changes in operating activities were primarily attributed to the timing of payments received from customers and payments made to suppliers during the nine months ended September 30, 2019 compared to the same period in 2018.

Investing activities

During the nine months ended September 30, 2019 and 2018, net cash used in investing activities was $671,000 and $971,000, respectively, and was primarily attributed to purchases of property and equipment.

Financing activities

In July 2019, we raised $2.0 million before issuance costs of approximately $24,000 through a registered direct offering of 3.0 million shares of our common stock to a private investor.

In April 2019, we raised $2.0 million before issuance costs of approximately $34,000 through a registered direct offering of 2.3 million shares of our common stock to a private investor.

In April 2019, we entered into a Common Stock Purchase Agreement with Lincoln Park Capital Fund, LLC (Lincoln Park) granting us the right to sell shares of our common stock having an aggregate value of up to $11.0 million. Under the terms of the agreement, Lincoln Park made an initial purchase of $1.0 million in shares of common stock at a purchase price of $0.98 per share. Subject to various limitations and conditions set forth in the agreement, we may sell up to an additional $10.0 million in shares of common stock, from time to time, at our sole discretion to Lincoln Park over a 24-month period beginning April 2019. In consideration for entering into the agreement, we issued 250,000 shares of our common stock, having a value of $258,000, based on the closing stock price at the date of grant, to Lincoln Park as a commitment fee. We incurred an additional $92,000 in issuance costs. As of September 30, 2019, we have issued 11.8 million shares and raised a total of $8.3 million under this agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and market liquidity risk

As of September 30, 2019, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risk is not material.

Our investment policy generally directs that the investment manager should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of September 30, 2019, we had $6.6 million in cash and cash equivalents, which are comprised of operating checking accounts and short-term, highly rated money market savings accounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  As of September 30, 2019, we had an accumulated deficit of $569.3 million.
  We had an accumulated deficit of $546.1 million as of December 31, 2018, and a net loss of $23.2 million during the nine months ended September 30, 2019.

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

Based on our current operating plan that includes anticipated future proceeds from the sale of shares under our existing Purchase Agreement with Lincoln Park, we anticipate that we have sufficient cash and cash equivalents to fund our operations into the first quarter of 2020. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities.

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

For the nine months ended September 30, 2019, one customer accounted for $3.7 million in revenue, representing 86% of our total revenue. A second customer accounted for $559,000 in revenue, representing 13% of our total revenue. For the nine months ended September 30, 2018, one customer accounted for $10.0 million in revenue, representing 63% of our total revenue. A second customer accounted for $5.6 million in revenue, representing 35% of our total revenue. Our customers take time to obtain, and the loss of a significant customer could negatively affect our revenue. Our quarterly operating results may vary significantly based upon:

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

Our backlog under open orders and agreements totaled $5.5 million as of September 30, 2019. We or our customers may be unable to meet the performance requirements and obligations under open orders or agreements, including performance specifications, milestones or delivery dates, required by such purchase orders or agreements. Furthermore, our customers may be unable or unwilling to perform their obligations thereunder on a timely basis, or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals. To the extent we are unable to perform under such purchase orders or agreements or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

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

On June 13, 2019, we received a deficiency notice from The Nasdaq Stock Market advising us that for 30 consecutive business days preceding the date of the notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Global Market. In accordance with Nasdaq's listing rules, we have 180 calendar days, or until December 10, 2019, to regain compliance with this requirement. We can regain compliance with the minimum closing bid price rule if the bid price of our common stock closes at $1.00 or higher for a minimum of ten consecutive business days during this 180-day compliance period. From the date of the deficiency notice to the date of filing of this Quarterly Report on Form 10-Q, the bid price of our common stock has not closed at $1.00 or higher. If compliance is not achieved by December 10, 2019, Nasdaq will provide written notification to us that our securities are subject to delisting. If our common stock does not trade at a level that is likely to regain compliance with Nasdaq's listing rules, our Board of Directors will consider the options available to achieve compliance, including effecting a reverse stock split if necessary.

If our common stock were delisted, we may seek to list our common stock on a regional stock exchange, or, if one or more broker-dealer market makers comply with applicable requirements, the over-the-counter (OTC) market. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were to trade in the OTC market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock.

A delisting from The Nasdaq Global Market could also subject our common stock to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The Nasdaq Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market.

On November 1, 2019, the closing price of our common stock was $0.74 per share.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Subscription Agreement, dated July 23, 2019, between MicroVision, Inc. and the Investor named therein. (1)
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 23, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
Date: November 6, 2019	By:	/s/ Perry M. Mulligan
Perry M. Mulligan
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 6, 2019	By:	/s/ Stephen P. Holt
Stephen P. Holt
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)