Form 10-K
period 2019-12-31
MICROVISION, INC.
filed 2020-03-12
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2019 was approximately $88.8 million (based upon the closing price of $0.8052 per share for the registrant's common stock as reported by the Nasdaq Global Market on that date).

The number of shares of the registrant's common stock outstanding as of March 6, 2019 was 128,077,628.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2020 Annual Meeting of Shareholders (the "2020 Proxy Statement") are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

MICROVISION, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

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

ITEM 1. BUSINESS

Overview

MicroVision, Inc. is a pioneer in laser beam scanning (LBS) technology that we market under our brand name PicoP®. We have developed our proprietary scanning technology that can be used in products for interactive projection, consumer light detection and ranging (LiDAR), automotive LiDAR, and augmented and mixed reality. Our PicoP® scanning technology is based on our patented expertise in systems that include micro-electrical mechanical systems (MEMS), laser diodes, opto-mechanics, and electronics and how those elements are packaged into a small form factor, low power scanning module that can display, interact and sense, depending on the needs of the application. These systems utilize edge computing and machine intelligence as part of the solutions.

For the past few years, our strategy has included selling LBS modules designed for original equipment manufacturers (OEMs) and original design manufacturers (ODMs). We planned to offer scanning modules to support a wide array of applications: an interactive scanning module for smart home speakers and other Internet of Things (IoT) products, a LiDAR module for consumer electronic applications, and solutions for augmented and mixed reality devices. We have also been developing our 200+ m range Perceptive automotive lidar module for OEM and Tier 1 acceptance for automotive active collision avoidance systems and autonomous driving vehicles. However, we have been unable to secure a customer to launch one of our module products in 2020. As a result, we plan to focus our attention in the near term on licensing our module products and related technology to other companies. We are also exploring licensing of technology and designs and other strategic alternatives for moving forward without orders from the OEM for 2020 delivery.

We currently sell components to a high definition display system that we developed for a customer under a development agreement. These components are in production, but the volume and associated revenue and gross profit are not sufficient to support our expenses. As a result, we are exploring transferring production to the customer and accepting a royalty for each unit shipped.

To date, we have primarily focused on the consumer electronics market. However, we believe that our LBS technology could support applications and markets including automotive and medical devices.

We have incurred substantial losses since inception and we expect to incur a significant loss during the fiscal year ending December 31, 2020.

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

Technology

Our patented PicoP® scanning technology combines a MEMS scanning mirror, laser diode light sources, electronics, and optics that are controlled using our proprietary system control algorithms along with edge computing and machine learning in some systems. The MEMS scanning mirror is a key component of our technology system and is one of our core competencies. Our MEMS scanning mirror is a silicon device that oscillates to generate an image pixel-by-pixel for use in sensing and display. Scanning modules with our technology can be designed to operate in one of three different modes: sensing only, display and sensing combined, and display only. For applications that include a projected display, our PicoP® scanning technology creates a brilliant, full color, high-contrast, uniform image over the entire field-of-view from a small and thin module with low power consumption. Our 3D perceptive LiDAR scanning module is small with high resolution, low power and low latency which are features that are important for such applications. We believe that our proprietary technology offers significant advantages over traditional display and 3D Perceptive LiDAR sensing systems. Depending on the specific product application, these advantages may include:

  Ability to perform projection and three-dimensional sensing and image capture from a single device;
  Leveraging our custom MEMS and application-specific integrated circuits (ASICs) components across multiple module types for economies of scale;
  Focus-free operation;
  High resolution (up to 1440p);
  Low power requirements to enable battery operated devices and applications;
  Small and thin module size;
  High-brightness, high-dynamic range, and brightness uniformity;
  Rich, saturated color reproduction;
  Short throw projection with multi-mode operation for table top and wall mode;
  3D Perceptive LiDAR sensing as a touch interface or point cloud;
  Dynamic, programmable resolution and frame rate 3D scanning; and
  Efficiency of edge computing and machine learning integrated within our solution.

Business Strategy

For the past few years, our business strategy has been to commercialize our PicoP® scanning technology by enabling OEMs and ODMs to produce end-user products via several go-to-market paths:

  License our LBS technology, module designs, component designs, and software to OEMs and ODMs to allow them to produce modules to either sell or incorporate in their own products.
  Design and sell LBS modules directly to OEMs and ODMs to incorporate inside their products;
  License our LBS technology and sell key components to OEMs and ODMs to create their own scanning modules; and
  License LBS technology to OEMs and ODMs who developed their own key components or subsystems.

By providing these options, our technology permits OEMs and ODMs to integrate and embed our technology across a broad range of interactive and non-interactive display and 3D Perceptive LiDAR sensing product applications in the way that best matches their technical capabilities and timelines for bringing their products to market.

As discussed above, we plan to focus our attention in the near term on licensing our module products and related technology to other companies.

Markets for Our Technology

We believe our PicoP® scanning technology can address the following market segments:

  Interactive and non-interactive projected displays;
  3D Perceptive LiDAR sensing for consumer electronics;
  Augmented/Mixed Reality (AR/MR);and
  3D Perceptive LiDAR sensing for automotive active collision avoidance

In interactive projection, our goal is to enable a capacitive touch-like experience on a variety of surfaces by AI devices such as smart speakers. Our module would augment the capabilities of these voice controlled devices making transactions more intuitive and easier to perform. By working on a variety of surfaces our modules provide the functionality of interactive displays while reducing the size requirements of display screens in the home.

We have developed 3D Perceptive LiDAR sensing capabilities in our LBS module. This allows the LBS module to sense what is in front of it and where that object is in space. If we project an image on a surface and use our 3D Perceptive LiDAR sensing capability concurrently, we are able to create an LBS module where a user can touch the projected image or interact with the image using gestures and it will react much like a touchscreen. We call this interactive display. We believe that interactive display can enable a whole new category of smart IoT products.

Additionally, we have developed 3D Perceptive LiDAR sensors. The consumer 3D Perceptive LiDAR sensor is a small sensor able to process what is in front of the sensor with high accuracy and high fidelity for smart home and smart home security products and in commercial space management. We are also working on LiDAR modules for automotive active collision avoidance systems.

Another possible application area for our PicoP® scanning technology is eyewear displays, also known as AR/MR. We have a long history with this application, and we believe our technology is a good fit for this market.

Products and Services

In 2019, our revenue was derived from the sale of components, from development contracts, and from royalty fees for PicoP® scanning technology.

In May 2018, we signed a five-year license agreement with a customer granting them an exclusive license to our LBS technology for display-only applications. The license represents functional intellectual property which derives a substantial portion of its utility from its significant standalone functionality. The intellectual property is not expected to substantially change during the license period, nor are we contractually or practically required to use updated intellectual property during the license life. During the year ended December 31, 2018 we completed the performance obligations required by the contract. As a result, we recognized all of the $10.0 million of license fees paid to us in 2018 as license revenue for the year ended December 31, 2018.

In April 2017, we signed a contract with a major technology company to develop an LBS display system. Under the agreement, we received an upfront payment of $10.0 million in 2017 and, as of December 31, 2019, have also received $15.0 million, net of early payment discounts, representing all payment due for development work. The original contract was for $14.0 million in fees for development work, but we and our customer agreed to add $1.1 million in additional work to total $15.1 million. After applying early payment discounts, we recognized revenue of $15.0 million in development fees over time based on the proportion of total cost expended (under Topic 606, the "input method") to the total cost expected to complete the contract performance obligation. For the year ended December 31, 2019, we recognized $2.9 million of contract revenue from development fees on this agreement compared to $7.4 million during the year ended December 31, 2018.

The $10.0 million upfront payment will be recognized as revenue at the point in time future components are sold and transferred to the customer. Based on current pricing and cost estimates, the amount of the per unit upfront payment would be greater than our estimated per unit gross profit. At December 31, 2019 we had $9.8 million of the $10.0 million upfront payment classified as a contract liability on the balance sheet. We have received purchase orders from our customer under the product supply agreement signed in April 2017. We expect to apply an additional $2.3 million over the first three quarters of 2020. To the extent that the component purchases do not fully expend the $10.0 million upfront payment, there is no repayment provision to the customer. As mentioned above, the volume and associated revenue and gross profit from this business is not sufficient to support the company's expenses. As a result, we are exploring transferring production to the customer and accepting a royalty for each unit shipped. We expect any such royalties due would likely be applied against the $9.8 million prepayment until it is exhausted.

We have been working to introduce an interactive display module that integrates display and 3D Perceptive LiDAR sensing to allow the user to interact with projected images and a consumer grade LiDAR module for consumer electronics (smart home and smart home security) applications. We have been unable to obtain a customer that will launch products incorporating our modules in 2020. As a result, we are currently focused on licensing these technologies to other companies that might launch products that include them in the future.

The key components and technology we offer for inclusion in an LBS module are our MEMS, ASICs, and software. Our licensees can purchase none, some, or all of the key components and license the technology we offer depending on their capability and desire to manufacture them and the terms of the licensing agreement.

Research and Development

We believe our research and development efforts have earned us a leadership position in the field of LBS technology and applications as applied to consumer electronics, automotive and other markets. Our ability to attract customers and grow revenue will depend on our ability to maintain our LBS technology leadership, to continually improve performance, reduce costs, reduce the size of component parts and scanning modules, and to increase the number of applications and products enabled by our PicoP® scanning technology.

Our research and development team is located in Redmond, Washington and as of December 31, 2019, was comprised of 60 engineering and technical staff in optics, software engineering, electrical engineering, product engineering, and MEMS design. In February 2020, we reduced headcount by approximately 60% following an OEM's decision not to incorporate our technology into its products. As of March 6, 2020, our research and development team was comprised of 21 engineering and technical staff in optics, software engineering, electrical engineering, product engineering, and MEMS design.

Sales and Marketing

Our sales and marketing approach is account based, business-to-business targeting of OEMs and ODMs. Our business development efforts are headed by executive management and are supported by engineers that assist customers during the design cycles of products. The engineers are located in Redmond, Washington. We engage potential customers directly, participate in trade shows, and maintain a website.

Manufacturing

Our products include scanning modules as well as components that are integral to a scanning module. Our scanning module products are manufactured by a contract manufacturer based on our proprietary design and incorporate our PicoP® scanning technology and include MEMS and ASICs that are produced to order by semiconductor foundries.

Our manufacturing is not currently subject to seasonal variations as our shipments have been relatively small and are in the early stages of product introduction. In the future, depending on our customers' product mix, we may be affected by seasonal fluctuations which could affect working capital demands.

We provide forecasts that allow our contract manufacturers to stock component parts and other materials and plan capacity. Our contract manufacturers procure raw materials in volumes consistent with our forecasts, manufacture and/or assemble the products and perform tests according to our specifications. Products are shipped to our customers or shipped to our Redmond, Washington headquarters to be inventoried. We procure some specific components and either sell them or consign them to our contract manufacturers. We hold some inventories of these components. Our contract manufacturers procure additional raw materials we do not own until the finished goods are completed by our contract manufacturer. Title to the products transfers from our contract manufacturers to us and then to our customers when we complete our performance obligations. If raw materials are unused, or the products are not sold within specified periods of time, we may incur carrying charges or obsolete material charges for component parts that our contract manufacturers purchased to build products to meet our forecasts or customer orders.

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

Competitive Conditions

The consumer display and 3D sensing industries are highly competitive. Potential products incorporating our PicoP® scanning technology, including any LBS modules we develop, will compete with manufacturers of established technologies, such as flat panel display devices, as well as companies developing new display and 3D Perceptive LiDAR sensing technologies. Our competitors include companies such as Texas Instruments, Intel, Syndiant, Innoviz Technologies, Velodyne, Bosch, Quanergy, Innoluce, Opus, Mirrorcle, Maradin, Himax, Pioneer, Sony (LCOS) and others, some of which have much greater financial, technical and other resources than us. Many of our competitors may be currently developing alternative miniature display and 3D Perceptive LiDAR sensing technologies. Our competitors may succeed in developing innovative technologies and products that could render our technology or our proposed products commercially infeasible or technologically obsolete.

The consumer display and 3D sensing industries have been characterized by rapid and significant technological advances. Our PicoP® scanning technology system and potential products may not be competitive with such advances, and we may not have sufficient funds to invest in new technologies, products or processes. Although we believe our technology system and proposed products could deliver images of a substantially higher performance from a smaller form factor device than those of commercially available LCOS and DLP based display products, LCD, OLED, and LCOS interactive panels or solid state LiDAR and CMOS sensing solutions, manufacturers of competing technologies may develop improvements to their technology that could reduce or eliminate the anticipated advantages of our proposed products.

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

We believe our extensive patent portfolio is the largest, broadest, and earliest filed LBS technology portfolio. We have been granted over 450 issued patents, pending patents and licensed patents worldwide. As our technology develops, we periodically review our patent portfolio and eliminate patents that are deemed of low value.  Due to this ongoing portfolio management practice, the number of patents in our portfolio will vary at any given time.

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

Employees

As of March 6, 2020, we had 30 full-time employees. None of our employees are represented by a labor union.

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

  As of December 31, 2019, we had an accumulated deficit of $572.6 million.
  We had an accumulated deficit of $518.9 million from inception through December 31, 2017, a net loss of $27.3 million in 2018, and a net loss of $26.5 million in 2019.

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

We cannot be certain that we will succeed in obtaining additional development revenue or commercializing our technology or products. In light of these factors, we expect to continue to incur significant losses and negative cash flow at least through 2020 and likely thereafter. There is significant risk that we will not achieve positive cash flow at any time in the future.

We have been unable to secure a customer to launch one of our module products in 2020, as planned. As a result, we plan to focus our attention in the near term on licensing our module products and related technology to other companies. We are also exploring licensing of technology and designs and other strategic alternatives for moving forward without orders from the OEM for 2020 delivery. There is substantial risk that these efforts will be unsuccessful.

We will require additional capital to fund our operations and to implement our business plan. If we do not obtain additional capital, we may be required to curtail our operations substantially. Raising additional capital may dilute the value of current shareholders' shares.

Based on our current operating plan that includes anticipated future proceeds from the sale of shares under our existing Purchase Agreement with Lincoln Park Capital Fund, LLC (Lincoln Park), we anticipate that we have sufficient cash and cash equivalents to fund our operations into the second quarter of 2020. We will require additional capital to fund our operating plan past that time. We plan to seek to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that any such efforts to obtain additional capital will be successful.

We are introducing new technology and products into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the commercial success of our LBS modules, the rate at which OEMs and ODMs introduce products incorporating our PicoP® scanning technology and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if the mix of revenues and the associated margins varies from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components, products and systems, and equipment manufacturers that may require additional investments by us.

Additional capital may not be available to us or, if available, may not be available on terms acceptable to us or on a timely basis. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of our current shareholders' shares. If adequate capital resources are not available on a timely basis, we may consider limiting our operations substantially and we may be unable to continue as a going concern. This limitation of operations could include reducing investments in our production capacities or research and development projects, staff, operating costs, and capital expenditures which could jeopardize our ability to achieve our business goals or satisfy our customer requirements. In February 2020, we reduced headcount by approximately 60% following an OEM's decision not to incorporate our technology into its products. As a result, further cost reduction efforts may be particularly difficult to implement.

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

We are dependent on third parties in order to develop, manufacture, sell and market products incorporating our PicoP® scanning technology, scanning modules, and the scanning module components.

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

Our success will depend in part on customer acceptance of our PicoP® scanning technology. Our technology may not be accepted by manufacturers who use display and 3D sensing technologies in their products, by systems integrators, OEMs, and ODMs who incorporate the scanning module components into their products or by end users of these products. To be accepted, our PicoP® scanning technology must meet the expectations of our current and potential customers in the consumer electronics, automotive, and other markets. If our technology system or products incorporating our PicoP® scanning technology do not achieve market acceptance, we may not be able to continue to develop our technology.

Future products incorporating our PicoP® scanning technology and scanning modules are dependent on advances in technology by other companies.

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

In 2019, one customer accounted for $7.7 million in revenue, representing 86% of our total revenue. A second customer accounted for $1.2 million in revenue, representing 13% of our total revenue. In 2018, one customer accounted for $10.0 million in revenue, representing 57% of our total revenue, and a second customer accounted for $7.4 million in revenue, representing 42% of our total revenue. Our customers take time to obtain, and the loss of a significant customer could negatively affect our revenue. Our quarterly operating results may vary significantly based upon:

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

Our backlog under open orders and agreements totaled $6.7 million as of December 31, 2019. We or our customers may be unable to meet the performance requirements and obligations under open orders or agreements, including performance specifications, milestones or delivery dates, required by such purchase orders or agreements. Furthermore, our customers may be unable or unwilling to perform their obligations thereunder on a timely basis, or at all if, among other reasons, our products and technologies do not achieve market acceptance, our customers' products and technologies do not achieve market acceptance or our customers otherwise fail to achieve their operating goals. To the extent we are unable to perform under such purchase orders or agreements or to the extent customers are unable or unwilling to perform, our operating results and cash flows could be adversely affected.

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

We received formal notice from the Listing Qualifications Staff of The Nasdaq Stock Market LLC on December 12, 2019.  We requested a hearing before the Nasdaq Hearings Panel (the "Panel"), which would stay any further action by the Staff pending the Panel's decision.  At the hearing we presented our plan to regain compliance with all applicable criteria for continued listing.  On February 4, 2020, we received formal notification from the Panel that it had granted us an extension through June 9, 2020 to evidence compliance with the minimum $1.00 bid price requirement. In order to evidence compliance with the bid price requirement, we must evidence a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. We plan to take steps to timely evidence compliance, which may include effecting a reverse stock split if necessary; however, there can be no assurance that we will be able to evidence compliance before the deadline.

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

On March 6, 2020, the closing price of our common stock was $0.275 per share.

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

Our ability to successfully offer products incorporating PicoP® scanning technology and implement our business plan in a rapidly evolving market requires an effective planning and management process. The growth in business and relationships with customers and other third parties has placed, and will continue to place, a significant strain on our management systems and resources. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to train and manage our work force. Following our substantial reduction in headcount in February 2020, the risks associated with strained resources are heightened.

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

Our operating results may be adversely impacted by global economic and financial conditions, which may include slower economic activity, concerns about inflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending. Such adverse business conditions could materially adversely affect: (i) our ability to raise, or the cost of, needed capital, (ii) demand for our current and future products, and (iii) our ability to commercialize products. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, regionally or in the display industry.

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

A major catastrophe, such as an earthquake, monsoon, flood, infectious disease including the 2019 novel coronavirus, or other natural disaster, labor strike, or work stoppage at our contract manufacturers' facilities, our suppliers, or our customers, could result in a prolonged interruption of our business. A disruption resulting from any one of these events could cause significant delays in product shipments and the loss of sales and customers, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

We could be subject to product liability claims if any of the product applications are alleged to be defective or cause harmful effects. For example, because some of the scanning modules incorporating our PicoP® scanning technology could scan a low power beam of colored light into the user's eye, the testing, manufacture, marketing and sale of these products involve an inherent risk that product liability claims will be asserted against us.

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

Sumit Sharma, age 46, was appointed Chief Executive Officer in February 2020 and served as Chief Operating Officer from June 2018 to February 2020, after serving as Vice President of Product Engineering and Operations since February 2017 and Vice President and Senior Director of Operations since September 2015. Prior to MicroVision, from April 2015 to September 2015, he was a Product Development and Operations consultant at BlueMadison Consulting. From November 2013 to March 2015, he was the Senior Director, Advanced Manufacturing Operations and Technology Development at Jawbone. From March 2011 to October 2013, he was the Head of Manufacturing Operations for project GLASS at Google. Mr. Sharma has extensive experience in optics, wearable technology, product development and qualification for automotive industry.  Mr. Sharma also has deep experience in global operations and developing strategic partnerships. A patent holder, Mr. Sharma received his baccalaureate degree in engineering from New Jersey Institute of Technology.

Stephen P. Holt, age 57, joined MicroVision in April 2013 as Chief Financial Officer. Prior to MicroVision, from May 2007 to May 2012, he served as Chief Financial Officer of PixelOptics, where he played a lead role in bringing the company's first electronic focusing eyewear product to market. At this venture capital-backed start-up, Mr. Holt raised capital and negotiated strategic partner agreements to license technology in addition to implementing policies and procedures to create an infrastructure capable of supporting rapid growth while maintaining a strong internal control environment. From March 2006 to April 2007, he was the Chief Financial Officer of Interstate Distributors, a trucking and transportation services company. From December 2003 to March 2006, he was the Chief Financial Officer of a group of companies consisting of Activelight, Boxlight, Cinelight and Projector Wholesale Supply. These companies were value-added resellers and distributors of audio-visual and projection equipment. Mr. Holt, a Certified Management Accountant, holds a B.S. from California State University, Chico and an M.B.A. from Santa Clara University.

David J. Westgor, age 66, was appointed Vice President, General Counsel and Secretary in November 2013, after serving as General Counsel since December 2012 and Deputy General Counsel since June 2007. Before joining MicroVision, Mr. Westgor was Senior Counsel at Medtronic Physio-Control, where he had primary responsibility for the legal affairs of its medical and informatics business units. Mr. Westgor graduated from Loyola Law School and practiced in the Los Angeles office of Pillsbury Winthrop. He moved to the Seattle area to become in-house counsel at Advanced Radio Telecom, a broadband telecommunications company. Mr. Westgor holds a B.A. from St. Olaf College and an M.F.A. degree from the Art Institute of Chicago.

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

As of March 6, 2020, there were approximately 116 holders of record of 128,077,628 shares of common stock outstanding. As many of our shares of common stock are held by brokerages and institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

ITEM 6. SELECTED FINANCIAL DATA

A summary of selected financial data as of and for the five years ended December 31, 2019 is set forth below. It should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Amounts shown for the year ended December 31, 2015 do not reflect the effects from our January 1, 2018 adoption of ASC Topic 606.

(In thousands, except per share data)	Year Ended December 31,
Statement of Operations Data	2019	2018	2017	2016	2015
Revenue	$8,886	$17,607	$9,634	$12,527	$9,188
Net loss available for common shareholders	(26,483)	(27,250)	(25,486)	(17,981)	(14,542)
Basic and diluted net loss per share	(0.24)	(0.31)	(0.35)	(0.35)	(0.31)
Weighted-average shares outstanding basic and diluted	111,297	86,983	72,786	51,958	46,540
Balance Sheet Data
Cash and cash equivalents	$5,837	$13,766	$16,966	$15,139	$7,888
Working capital (deficit)	(6,619)	(539)	4,143	11,417	3,371
Total assets	11,836	23,033	29,767	20,395	14,042
Long-term liabilities	1,357	728	607	238	6,491
Total shareholders' equity (deficit)	(3,977)	4,117	10,086	13,937	(153)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For the past few years, our business strategy has been to commercialize our PicoP® scanning technology by enabling OEMs and ODMs to produce end-user products via several go-to-market paths:

  License our LBS technology, module designs, component designs, and software to OEMs and ODMs to allow them to produce modules to either sell or incorporate in their own products.
  Design and sell LBS modules directly to OEMs and ODMs to incorporate inside their products;
  License our LBS technology and sell key components to OEMs and ODMs to create their own scanning modules; and
  License LBS technology to OEMs and ODMs who developed their own key components.

As discussed above, we plan to focus our attention in the near term on licensing our module products and related technology to other companies.

In 2019, 47% of our revenue was generated from product shipments to a major technology company, 38% of our revenue was generated from development and support contracts, 13% of our revenue was generated from other product shipments, 1% was generated from performance on contracts for prototype units, and 1% was generated from ongoing per unit royalties. In 2019, one customer accounted for $7.7 million in revenue, representing 86% of our total revenue and a second customer accounted for $1.2 million in revenue, representing 13% of our total revenue.

In 2018, 57% of our revenue was generated from the five-year license agreement we signed in May 2018, 42% of our revenue was generated from development contracts, and 1% was generated from performance on contracts for prototype units. In 2018, one customer accounted for $10.0 million in revenue, representing 57% of our total revenue, and a second customer accounted for $7.4 million in revenue, representing 42% of our total revenue.

We have incurred substantial losses since inception and expect to incur a significant loss during the fiscal year ending December 31, 2020. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. There can be no assurance that additional capital will be available or that, if available, it will be available on terms acceptable to us on a timely basis. We cannot be certain that we will succeed in commercializing our technology or products. These factors raise substantial doubt regarding our ability to continue as a going concern. These financial statements were prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Leases

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

Results of Operations

YEAR ENDED DECEMBER 31, 2019 COMPARED TO YEAR ENDED DECEMBER 31, 2018.

Product revenue
		% of		% of
		total		total
	2019	revenue	2018	revenue	$ change	% change
(In thousands)
Product revenue	$5,345	60.2	$-	-	$5,345	-

Product revenue is revenue from sales of our products which are LBS modules and their components. Revenue is recognized when control of the goods passes to the customer.

The increase in product revenue for the year ended December 31, 2019 compared to the same period in 2018 was primarily due to product shipments to a major technology company. Product revenue includes $1.2 million related to the sale of display modules that had been produced for Ragentek and delivered to our distributor in 2017. Our distributor made payments in excess of revenue recognized and Ragentek failed to meet their obligations under the March 2017 order. During 2019, the remaining units held by our distributor were sold to other customers and we reached an agreement with our distributor on the final transaction price of the units shipped to them. As part of the agreement, we have agreed to return $432,000 of the original transaction price to our distributor.

Product revenue backlog at December 31, 2019 and 2018 was $6.7 million and zero, respectively. The December 31, 2019 backlog is primarily due to the production orders received from a major technology company under the product supply agreement signed in April 2017. Product revenue backlog at December 31, 2019 does not include the $9.8 million contract liability on our balance sheet.

License and royalty revenue
		% of		% of
		total		total
	2019	revenue	2018	revenue	$ change	% change
(In thousands)
License and royalty revenue	$99	1.1	$10,011	56.9	$(9,912)	(99.0)

License and royalty revenue is revenue under license agreements to our PicoP® scanning technology. We recognize revenue on upfront license fees at a point in time if the nature of the license granted is a right-to-use license, representing functional intellectual property with significant standalone functionality. If the nature of the license granted is a right-to-access license, representing symbolic intellectual property, which excludes significant standalone functionality, we recognize revenue over the period of time we have ongoing obligations under the agreement. We will recognize revenue from sales-based royalties based on information received by our customers. If such information is not received, we will estimate the number of royalty-bearing products consumed by our customers each quarter.

In May 2018, we signed a five-year license agreement with a customer granting them exclusive license to our LBS technology for display-only applications. The license represents functional intellectual property which derives a substantial portion of its utility from its significant standalone functionality. The intellectual property is not expected to substantially change during the license period, nor are we contractually or practically required to use updated intellectual property during the license life. During the year ended December 31, 2018 we completed the performance obligations required by the contract. As a result, we recognized all of the $10.0 million in up-front license payments in license revenue during the year ended December 31, 2018.

Contract revenue

		% of		% of
		total		total
	2019	revenue	2018	revenue	$ change	% change
(In thousands)
Contract revenue	$3,442	38.7	$7,596	43.1	$(4,154)	(54.7)

Contract revenue includes revenue from performance on development contracts and the sale of prototype units and evaluation kits based on our PicoP® scanning module. Our contract revenue in a particular period is dependent upon when we enter into a contract, the value of the contracts we have entered into, and the availability of technical resources to perform work on the contracts. We recognize contract revenue either at a point in time, or over time, depending upon the characteristics of the individual contract. If control of the deliverable(s) occur over time, the revenue is recognized in proportion to the transfer of control. If control passes to the customer only upon completion and transfer of the asset, revenue is recognized at the completion of the contract. In contracts that include significant customer acceptance provisions, we recognize revenue only upon acceptance of the deliverable(s).

In April 2017, we signed a contract with a major technology company to develop an LBS display system.  As of December 31, 2019, we have received all payments due for development work. We have recognized revenue of $15.0 million in development fees, net of early payment discounts, over time utilizing the input method of total costs expended to total cost expected to complete the performance obligation. The original contract was for $14.0 million in fees for development, but we and the customer agreed to add $1.1 million in additional work to total $15.1 million.

The decrease in contract revenue during the year ended December 31, 2019 compared to the same period in 2018 was attributed to decreased contract activity. Our contract backlog, including orders for prototype units and evaluation kits, at December 31, 2019 and 2018 was approximately zero and $2.5 million, respectively.

Cost of product revenue
		% of		% of
		product		product
	2019	revenue	2018	revenue	$ change	% change
(In thousands)
Cost of product revenue	$6,692	125.2	$5,468	-	$1,224	22.4

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

Cost of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of manufacturing overhead expense and the volume of direct material purchased. The increase during the year ended December 31, 2019 compared to the same period in 2018 was attributed primarily to product shipments to a major technology company. Inventory write-downs of $2.2 million and $4.4 million were recorded in 2019 and 2018, respectively.

Cost of contract revenue
		% of		% of
		contract		contract
	2019	revenue	2018	revenue	$ change	% change
(In thousands)
Cost of contract revenue	$1,872	54.4	$5,170	68.1	$(3,298)	(63.8)

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

The decrease in the cost of contract revenue during the year ended December 31, 2019 compared to the same period in 2018 was attributed to reduced activity on the April 2017 development contract.

Research and development expense
	2019	2018	$ change	% change
(In thousands)
Research and development expense	$18,661	$24,666	$(6,005)	(24.3)

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

The decrease in research and development expense during the year ended December 31, 2019 compared to the same period in 2018 was attributable to lower subcontractor costs and personnel-related compensation and benefits expenses offset by higher allocation of resources to internal research and development activities that were previously allocated to a commercial contract and higher direct materials costs related to our LBS module development.

Sales, marketing, general and administrative expense
	2019	2018	$ change	% change
(In thousands)
Sales, marketing, general and administrative expense	$8,133	$9,523	$(1,390)	(14.6)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The decrease in sales, marketing, general and administrative expense during the year ended December 31, 2019 compared to the same period in 2018 was attributed to lower personnel- related compensation and benefits expenses and lower professional and outside services costs.

Income taxes

No provision for income taxes has been recorded because we have experienced net losses from inception through December 31, 2019. At December 31, 2019, we had net operating loss carryforwards of approximately $405.8 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $9.0 million. During 2019, $17.1 million federal net operating losses expired unused. A majority of the net operating loss carryforwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2020 to 2039, if not previously used.

In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our shareholders during any three year period would result in a limitation on our ability to use a portion of our net operating loss carryforwards.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. We did not have any unrecognized tax benefits at December 31, 2019 or at December 31, 2018.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At December 31, 2019, we had $5.8 million in cash and cash equivalents.

Based on our current operating plan that includes anticipated future proceeds from the sale of shares under our existing Purchase Agreement with Lincoln Park, we anticipate that we have sufficient cash and cash equivalents to fund our operations into the second quarter of 2020. We will require additional capital to fund our operating plan past that time.

We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing investments in our production capacities, research and development projects, staff, operating costs, and capital expenditures. Following our substantial reduction in headcount in February 2020, additional cost savings may be difficult to identify and achieve.

Under the April 2017 development contract, we received an upfront payment of $10.0 million in 2017 with a major technology company. The $10.0 million upfront payment will be applied as an upfront payment toward future component purchases from us. Based on current pricing and cost estimates, the amount of per unit upfront payment would be greater than our estimated per unit gross profit and therefore will have a negative impact on our reported cash flow from operating activities until the upfront payment has been earned.

These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating activities

Cash used in operating activities totaled $24.0 million during 2019, compared to $22.6 million in 2018. Cash used in operating activities resulted primarily from cash used to fund our net loss, after adjusting for non-cash charges such as share-based compensation, depreciation and amortization charges and changes in operating assets and liabilities. The changes in cash used in operating activities were primarily attributed to the timing of payments received from customers and payments made to suppliers during the year ended December 31, 2019 compared to the year ended December 31, 2018.

Investing activities

Cash used in investing activities totaled $745,000 in 2019, compared to $1.1 million in 2018 and was primarily attributed to purchases of equipment.

Financing activities

Cash provided by financing activities totaled $16.9 million in 2019, compared to $20.5 million in 2018. Principal payments under finance leases was $20,000 in 2019 and $12,000 in 2018.

The following is a list of our financing activities during 2019 and 2018.

  In December 2019, we entered into a Common Stock Purchase Agreement with Lincoln Park granting us the right to sell shares of our common stock having an aggregate value of up to $16.0 million. Under the terms of the agreement, Lincoln Park made an initial purchase of 1.5 million shares of common stock for $1.0 million at a purchase price of $0.6531 per share. Subject to various limitations and conditions set forth in the agreement, we may sell up to an additional $15.0 million in shares of common stock, from time to time, at our sole discretion to Lincoln Park over a 24-month period beginning December 2019. In consideration for entering into the agreement, we issued 375,000 shares of our common stock, having a value of $277,000, based on the closing stock price at the date of grant, to Lincoln Park as a commitment fee. We incurred an additional $90,000 in issuance costs.
  In July 2019, we raised $2.0 million before issuance costs of approximately $24,000 through a registered direct offering of 3.0 million shares of our common stock to a private investor.
  In April 2019, we raised $2.0 million before issuance costs of approximately $34,000 through a registered direct offering of 2.3 million shares of our common stock to a private investor.
  In April 2019, we entered into a Common Stock Purchase Agreement with Lincoln Park granting us the right to sell shares of our common stock having an aggregate value of up to $11.0 million. Under the terms of the agreement, Lincoln Park made an initial purchase of $1.0 million in shares of common stock at a purchase price of $0.98 per share. Subject to various limitations and conditions set forth in the agreement, we may sell up to an additional $10.0 million in shares of common stock, from time to time, at our sole discretion to Lincoln Park over a 24-month period beginning April 2019. In consideration for entering into the agreement, we issued 250,000 shares of our common stock, having a value of $258,000, based on the closing stock price at the date of grant, to Lincoln Park as a commitment fee. We incurred an additional $92,000 in issuance costs. As of December 31, 2019, we have issued 15.7 million shares and raised a total of $11.0 million under this agreement. No further shares are available for sale under this agreement.

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

  Perceptions of our ability to continue as a going concern;
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

Contractual obligations

The following table lists our contractual obligations as of December 31, 2019 (in thousands):

	Payments Due By Period
	‹ 1 year	1-3 years	3-5 years	> 5 years		Total
Contractual Obligations
Open purchase obligations *	$8,235	$184	$46	$-		$8,465
Minimum payments under finance leases	27	9	-	-		36
Minimum payments under operating leases	656	1,372	175	-		2,203
Minimum payments under long-term liabilities	-	-	-	-		-
Minimum payments under research, royalty and
licensing agreements	12	24	24	-	†	60
	$8,930	$1,589	$245	$-		$10,764

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of December 31, 2019, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risks is not material.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity, and return. As of December 31, 2019, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts. The values of cash and cash equivalents as of December 31, 2019, are as follows (in thousands):

	Amount	Percent
Cash and cash equivalents	$5,837	100%
Less than one year	-	-
	$5,837	100%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
MicroVision, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MicroVision, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended, and the related notes and schedule (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Change in Accounting Principle

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019.

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
March 11, 2020

We have served as the Company's auditor since 2012.

MicroVision, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$5,837	$13,766
Accounts receivable, net of allowances of $0 and $0, respectively	1,079	476
Costs and estimated earnings in excess of billings on uncompleted contracts	-	987
Inventory	192	1,109
Other current assets	729	1,311
Total current assets	7,837	17,649

Property and equipment, net	1,849	2,993
Operating lease right-of-use asset	1,308	-
Restricted cash	435	435
Intangible assets, net	221	486
Other assets	186	1,470
Total assets	$11,836	$23,033

Liabilities and shareholders' equity (deficit)
Current liabilities
Accounts payable	$1,871	$2,411
Accrued liabilities	2,045	5,602
Deferred revenue	21	-
Contract liabilities	9,755	-
Other current liabilities	83	10,154
Current portion of operating lease liability	656	-
Current portion of finance lease obilgations	25	21
Total current liabilities	14,456	18,188

Operating lease liability, net of current portion	1,348	-
Finance lease obligations, net of current portion	9	33
Deferred rent, net of current portion	-	695
Total liabilities	15,813	18,916

Commitments and contingencies (Note 12)

Shareholders' equity (deficit)
Preferred stock, par value $0.001; 25,000 shares authorized; zero and
zero shares issued and outstanding, respectively	-	-
Common stock, par value $0.001; 150,000 shares authorized;
125,803 and 100,105 shares issued and outstanding at December 31,
2019 and 2018, respectively	126	100
Additional paid-in capital	568,496	550,133
Accumulated deficit	(572,599)	(546,116)
Total shareholders' equity (deficit)	(3,977)	4,117
Total liabilities and shareholders' equity (deficit)	$11,836	$23,033

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018

Product revenue	$5,345	$-
License and royalty revenue	99	10,011
Contract revenue	3,442	7,596
Total revenue	8,886	17,607

Cost of product revenue	6,692	5,468
Cost of contract revenue	1,872	5,170
Total cost of revenue	8,564	10,638

Gross profit	322	6,969

Research and development expense	18,661	24,666
Sales, marketing, general and administrative expense	8,133	9,523
Total operating expenses	26,794	34,189
Loss from operations	(26,472)	(27,220)

Other expense, net	(11)	(30)
Net loss	$(26,483)	$(27,250)

Net loss per share - basic and diluted	$(0.24)	$(0.31)

Weighted-average shares outstanding - basic and diluted	111,297	86,983

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Shareholders' Equity (Deficit)
(In thousands)

			Additional		Total
	Common Stock		paid-in	Accumulated	shareholders'
	Shares	Par value	capital	deficit	equity (deficit)
Balance at December 31, 2017	78,597	$79	$528,873	$(518,866)	$10,086
Share-based compensation expense	108	-	1,061	-	1,061
Sales of common stock	21,400	21	20,199	-	20,220
Net loss	-	-	-	(27,250)	(27,250)
Balance at December 31, 2018	100,105	100	550,133	(546,116)	4,117
Share-based compensation expense	822	1	1,613	-	1,614
Sales of common stock	24,876	25	16,750	-	16,775
Net loss	-	-	-	(26,483)	(26,483)
Balance at December 31, 2019	125,803	$126	$568,496	$(572,599)	$(3,977)

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(26,483)	$(27,250)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,649	1,838
Impairment of intangible assets	160	-
Impairment of property and equipment	434	-
Share-based compensation expense	1,569	1,061
Inventory write-downs	2,203	4,414
Other non-cash adjustments	-	203
Change in:
Accounts receivable, net	(603)	(461)
Costs and estimated earnings in excess of billings on uncompleted contracts	987	(307)
Inventory	(1,286)	(982)
Other current and non-current assets	1,911	663
Accounts payable	(268)	(1,079)
Accrued liabilities	(3,379)	(374)
Deferred revenue	21	-
Billings on uncompleted contracts in excess of related costs	-	(5)
Contract liabilities and other current liabilities	(316)	12
Operating lease liabilities	(642)	-
Other long-term liabilities	-	(305)
Net cash used in operating activities	(24,043)	(22,572)

Cash flows from investing activities
Purchases of property and equipment	(745)	(1,118)
Net cash used in investing activities	(745)	(1,118)

Cash flows from financing activities
Principal payments under finance leases	(20)	(12)
Increase in deferred rent	-	139
Net proceeds from issuance of common stock	16,879	20,363
Net cash provided by financing activities	16,859	20,490

Change in cash, cash equivalents, and restricted cash	(7,929)	(3,200)
Cash, cash equivalents, and restricted cash at beginning of period	14,201	17,401
Cash, cash equivalents, and restricted cash at end of period	$6,272	$14,201

Supplemental schedule of non-cash investing and financing activities

Property and equipment acquired under finance leases	$-	$66

Non-cash additions to property and equipment	$37	$445

Issuance of common stock for commitment fee	$535	$-

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of
December 31, 2019 and December 31, 2018:
	Year Ended December 31,
	2019	2018
Cash and cash equivalents	$5,837	$13,766
Restricted cash	435	435
Cash, cash equivalents and restricted cash	$6,272	$14,201

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Notes to Consolidated Financial Statements
For the year ended December 31, 2019

1. THE COMPANY AND LIQUIDITY

MicroVision, Inc. is a pioneer in LBS technology that we market under our brand name PicoP®. We have developed our proprietary PicoP® scanning technology that can be adopted by our customers to create high-resolution miniature projection and three-dimensional sensing and image capture solutions. PicoP® scanning technology is based on our patented expertise in MEMS, laser diodes, opto-mechanics, and electronics and how those elements are packaged into a small form factor, lower power scanning module that can display, interact and sense, depending on the needs of the application. For display, the module can project a high-quality image on any surface (pico projection), or a retina (AR). For sensing, we use IR lasers to capture three-dimensional data in the form of a point cloud. Interactivity uses the 3D sensing function and the display function to simultaneously project an image that the user can then interact with as one would a touch screen.

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. At December 31, 2019, we had $5.8 million in cash and cash equivalents.

Based on our current operating plan that includes anticipated future proceeds from the sale of shares under our existing Purchase Agreement with Lincoln Park, we anticipate that we have sufficient cash and cash equivalents to fund our operations into the second quarter of 2020. We will require additional capital to fund our operating plan past that time. We plan to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing investments in our production capacities, research and development projects, staff, operating costs, and capital expenditures.

We are introducing new technology and products into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the commercial success of our LBS modules, the rate at which OEMs and ODMs introduce products incorporating our PicoP® scanning technology and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if the mix of revenues and the associated margins vary from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components and systems and equipment manufacturers that may require additional investments by us.

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

Property and equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (two to five years) using the straight-line method. Our property and equipment may include assets related to future product lines. As our production needs change, we periodically assess the remaining estimated useful life of our production equipment. If necessary, we adjust the depreciation on our production equipment to reflect the remaining estimated useful life. Leasehold improvements are depreciated over the shorter of estimated useful lives or the lease term. Costs for repairs and maintenance are charged to expense as incurred and expenditures for major improvements are capitalized at cost. Gains or losses on the disposition of assets are reflected in the income statements at the time of disposal.

Restricted cash

As of December 31, 2019 and 2018, restricted cash was in money market savings accounts and serve as collateral for $435,000 in irrevocable letters of credit. The restricted cash balance includes a letter of credit which is outstanding in connection with a lease agreement for our corporate headquarters building in Redmond, Washington. The balance is required over the term of the lease, which expires in March 2023.

Leases

We determine if an arrangement is a lease at inception. On our balance sheet, our office lease is included in Operating lease right-of-use (ROU) asset, Current portion of operating lease liability and Operating lease liability, net of current portion. On our balance sheet, finance leases are included in Property and equipment, Current portion of finance lease obligations and Finance lease obligations, net of current portion.

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

Cost of contract revenue

Cost of contract revenue includes both the direct and allocated indirect costs of performing on contracts and producing prototype units and evaluation kits based on our PicoP® scanning module. Direct costs include labor, materials and other costs incurred directly in producing prototype units and evaluation kits or performing on a contract. Indirect costs include labor and other costs associated with operating our research and development department and building our technical capabilities and capacity. Cost of contract revenue is determined by the level of direct and indirect costs incurred, which can fluctuate substantially from period to period.

Our overhead, which includes the costs of procuring, inspecting and storing material, and facility and depreciation costs, is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the level of effort supporting production or research and development activity.

Concentration of credit risk and major customers and suppliers

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of December 31, 2019, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

Concentration of major customers and suppliers

In 2019, one customer accounted for $7.7 million in revenue, representing 86% of our total revenue and a second customer accounted for $1.2 million in revenue, representing 13% of our total revenue. In 2018, one customer accounted for $10.0 million in revenue, representing 57% of our total revenue and a second customer accounted for $7.4 million in revenue, representing 42% of our total revenue.

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

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Year Ended December 31,
	2019	2018
Numerator:
Net loss available for common shareholders	$(26,483)	$(27,250)

Denominator:
Weighted-average common shares outstanding	111,297	86,983

Net loss per share - basic and diluted	$(0.24)	$(0.31)

During each of the years ended December 31, 2019 and 2018, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive. The shares shown represent the number of shares of common stock which would be issued upon conversion in the respective years shown below (in thousands):

	Year Ended December 31,
	2019	2018
Options outstanding and warrants exercisable	5,104	6,619
Nonvested restricted stock units	1,215	1,149
	6,319	7,768

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

The following table summarizes the amount of share-based compensation expense by line item on the Statement of Operations (in thousands):

	Year Ended December 31,
	2019	2018
Cost of product revenue	$26	$-
Research and development expense	379	439
Sales, marketing, general and administrative expense	1,209	622
	$1,614	$1,061

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net loss, shareholders' equity or cash flows, as previously reported.

Recent accounting pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2019-12 (ASU 2019-12) Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The amendments also improve consistent application of and simplify generally accepted accounting principles for other areas of Topic 740 by clarifying and amending existing guidance. The new guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact of implementation of this standard on our financial statements.

3. REVENUE RECOGNITION

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

Disaggregation of revenue

The following table provides information about disaggregated revenue by timing of revenue recognition, (in thousands):

	Year Ended December 31, 2019
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$5,345	$99	$178	$5,622
Product and services transferred over time	-	-	3,264	3,264
Total	$5,345	$99	$3,442	$8,886

	Year Ended December 31, 2018
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$10,011	$189	$10,200
Product and services transferred over time	-	-	7,407	7,407
Total	$-	$10,011	$7,596	$17,607

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands):

	December 31,	December 31,
	2019	2018

Accounts receivable, net	$1,079	$476
Costs and estimated earnings in excess of
billings on uncompleted contracts	-	987
Accrued liabilities	432	1,585
Deferred revenue	21	-
Contract liabilities	9,755	-
Other current liabilities	-	10,000

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

Contract costs in excess of billing are included in the "Costs and estimated earnings in excess of billings on uncompleted contracts" line of our Consolidated Balance Sheet. Contract liabilities in the table below are presented as contract liabilities, deferred revenue, and a portion of accrued liabilities on the balance sheet. Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	December 31,	December 31,
	2019	2018	$ Change	% Change

Contract assets	$-	$987	$(987)	(100.0)
Contract liabilities	(10,208)	(1,585)	(8,623)	(544.0)
Net contract assets (liabilities)	$(10,208)	$(598)	$(9,610)	(1,607.0)

During the year ended December 31, 2019, we billed $4.5 million on our development support and prototype contracts. Of this amount, $987,000 was included in contract assets at December 31, 2018. We also recognized revenue of $3.4 million on our development support and prototype contracts during the year ended December 31, 2019, net of early payment discounts.

During the year ended December 31, 2019, we recognized $1.2 million related to the sale of display modules that had been produced for Ragentek and delivered to our distributor in 2017 and was included in accrued liabilities at December 31, 2018. Our distributor made payments in excess of revenue recognized and Ragentek failed to meet their obligations under the March 2017 order. During 2019, the remaining units held by our distributor were sold to other customers and we reached an agreement with our distributor on the final transaction price of the units shipped to them. As part of the agreement, we have agreed to return $432,000 of the original transaction price to our distributor.

Contract acquisition costs

We are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. We currently do not pay any commissions upon the signing of a contract; therefore, no commission cost has been incurred as of December 31, 2019.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The $10.0 million upfront payment received from a major technology company is being recognized as revenue as component sales are transferred to the customer. We recognized $245,000 of the $10.0 million contract liability in December 2019. We expect to apply an additional $2.3 million over the first three quarters of 2020, and this amount is included in revenue below. Because there is uncertainty about the timing of the application of the remainder of the contract liability, it has been excluded from future estimated revenue in the table below. The $9.8 million contract liability is classified as a current liability on our balance sheet. Due to the uncertainty of the timing, it is possible that recognition of revenue may extend beyond the next twelve months. The following table provides information about the estimated timing of revenue recognition (in thousands):

	2020	2021

Product revenue	$6,680	$-
License and royalty revenue	217	-

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

In April 2017, we signed a contract with a major technology company to develop an LBS display system. Under the agreement, we received an upfront payment of $10.0 million in 2017 and, as of December 31, 2019, have also received $15.0 million, net of early payment discounts, representing all payment due for development work. The original contract was for $14.0 million in fees for development work, but we and our customer agreed to add $1.1 million in additional work to total $15.1 million. After applying early payment discounts, we recognized revenue of $15.0 million in development fees over time based on the proportion of total cost expended (under Topic 606, the "input method") to the total cost expected to complete the contract performance obligation. For the year ended December 31, 2019, we recognized $2.9 million of contract revenue from development fees on this agreement compared to $7.4 million during the year ended December 31, 2018.

The $10.0 million upfront payment will be recognized as revenue at the point in time future component sales are transferred to the customer. Based on current pricing and cost estimates, the amount of the per unit upfront payment would be greater than our estimated per unit gross profit. At December 31, 2019 we had $9.8 million of the $10.0 million upfront payment classified as a contract liability on the balance sheet. We have received purchase orders from our customer under the product supply agreement signed in April 2017. We expect to apply $2.3 million of the upfront payment over the first three quarters of 2020. To the extent that the component purchases do not fully expend the $10.0 million upfront payment, there is no repayment provision to the customer.

The following table summarizes the costs incurred on our revenue contracts (in thousands):

	December 31,
	2019	2018
Costs and estimated earnings incurred on uncompleted contracts	$14,974	$12,087
Billings on uncompleted contracts	(14,974)	(11,100)
	$-	$987

Included in consolidated balance sheets under the following captions:
Costs and estimated earnings incurred on uncompleted contracts	$-	$987
Billings on uncompleted contracts in excess of related costs	-	-
	$-	$987

5. INVENTORY

Inventory consists of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$-	$32
Finished goods	192	1,077
	$192	$1,109

As of December 31, 2019 and 2018, $168,000 and $1.4 million, respectively, of materials that are not expected to be consumed during the next twelve months are classified as "other assets" on the balance sheet.

We recorded inventory write-downs of $2.2 million in 2019 and $4.4 million in 2018.

6. ACCRUED LIABILITIES

Accrued liabilities consists of the following (in thousands):

	December 31,
	2019	2018
Bonuses	$201	$1,475
Payroll and payroll taxes	425	608
Compensated absences	448	493
Warranty	38	25
Relocation	-	22
Deferred rent credit	-	178
Separation agreement	-	241
Prepayments from customers	432	1,585
Other	501	975
	$2,045	$5,602

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2019	2018
Production equipment	$6,969	$7,124
Leasehold improvements	913	909
Computer hardware and software/lab equipment	6,165	6,082
Office furniture and equipment	1,345	1,342
	15,392	15,457
Less: Accumulated depreciation	(13,543)	(12,464)
	$1,849	$2,993

Depreciation expense was $1.1 million in 2019 and $1.7 million in 2018.

8. INTANGIBLE ASSETS

Our intangible assets consist exclusively of technology-based purchased patents. The gross book value of our intangible assets was $951,000 and $1.6 million in the years ended December 31, 2019 and 2018, respectively. Amortization expense was $105,000 in 2019 and $116,000 in 2018. In 2019, we recorded an impairment amounting to $160,000 on 52 patents that we elected not to renew, and one patent abandoned in prosecution. In 2018, there were no impairments recorded and none of our patents were abandoned in prosecution. The following table outlines our estimated future amortization expense related to intangible assets held at December 31, 2019 (in thousands):

Years Ended December 31,	Amount
2020	$57
2021	49
2022	40
2023	32
2024	22
Thereafter	21
$221

9. COMMON STOCK

In December 2019, we entered into a Common Stock Purchase Agreement with Lincoln Park granting us the right to sell shares of our common stock having an aggregate value of up to $16.0 million. Under the terms of the agreement, Lincoln Park made an initial purchase of 1.5 million shares of common stock for $1.0 million at a purchase price of $0.6531 per share. Subject to various limitations and conditions set forth in the agreement, we may sell up to an additional $15.0 million in shares of common stock, from time to time, at our sole discretion to Lincoln Park over a 24-month period beginning December 2019. In consideration for entering into the agreement, we issued 375,000 shares of our common stock, having a value of $277,000, based on the closing stock price at the date of grant, to Lincoln Park as a commitment fee. We incurred an additional $90,000 in issuance costs.

In July 2019, we raised $2.0 million before issuance costs of approximately $24,000 through a registered direct offering of 3.0 million shares of our common stock to a private investor.

In April 2019, we raised $2.0 million before issuance costs of approximately $34,000 through a registered direct offering of 2.3 million shares of our common stock to a private investor.

In April 2019, we entered into a Common Stock Purchase Agreement with Lincoln Park granting us the right to sell shares of our common stock having an aggregate value of up to $11.0 million. Under the terms of the agreement, Lincoln Park made an initial purchase of $1.0 million in shares of common stock at a purchase price of $0.98 per share. Subject to various limitations and conditions set forth in the agreement, we may sell up to an additional $10.0 million in shares of common stock, from time to time, at our sole discretion to Lincoln Park over a 24-month period beginning April 2019. In consideration for entering into the agreement, we issued 250,000 shares of our common stock, having a value of $258,000, based on the closing stock price at the date of grant, to Lincoln Park as a commitment fee. We incurred an additional $92,000 in issuance costs. As of December 31, 2019, we have issued 15.7 million shares and raised a total of $11.0 million under this agreement. No further shares are available for sales under this agreement.

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

Description of Incentive Plan

Our 2013 Incentive Plan has 12.3 million shares authorized, of which 3.0 million shares were available for awards as of December 31, 2019.

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

The following table summarizes the weighted-average valuation assumptions and weighted-average grant date fair value of options granted during the periods shown below:

	Year Ended December 31,
	2019	2018
Assumptions (weighted-average)
Volatility	78%	73%
Expected term (in years)	4.0	3.2
Risk-free rate	1.9%	2.8%
Expected dividends	0.0%	0.0%
Pre-vest forfeiture rate	8.5%	8.5%
Grant date fair value of options granted	$0.37	$0.58

Options Activity and Positions

The following table summarizes activity and positions with respect to options for the periods shown below (in thousands):

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual	intrinsic
Options	Shares	exercise price	term (in years)	value
Outstanding as of December 31, 2017	5,034	$2.94	6.6	$53
Granted	1,229	1.16	-	-
Exercised	-	-	-	-
Forfeited or expired	(1,617)	3.51	-	-
Outstanding as of December 31, 2018	4,646	2.27	7.0	-
Granted	1,636	0.65	-	-
Exercised	-	-	-	-
Forfeited or expired	(1,178)	2.66	-	-
Outstanding as of December 31, 2019	5,104	$1.66	7.4	$122

Vested and expected to vest as of December 31, 2019	4,807	$1.71	7.3	$106

Exercisable as of December 31, 2019	2,355	$2.45	5.6	$3

No options were exercised during the years ended December 31, 2019 and 2018.

The total grant date fair value of options vested during the years ended December 31, 2019 and 2018 was $801,000 and $958,000, respectively. As of December 31, 2019, our unrecognized share-based compensation was $1.2 million related to options, which we plan to amortize over the next 2.0 years.

In the fourth quarter of 2019, we issued 384,751 vested RSUs to our executives in lieu of cash for payment of short-term incentive bonuses earned in 2018.

On May 22, 2019, we issued 195,000 PSUs to our executive officers. And on September 30, 2018, we issued 583,333 PSUs to our executives.  The performance criteria for PSUs issued in both May and September is the achievement of the Company's share price of $2.50 sustained for 60 of trailing 90 days before the PSUs are earned ("Earned PSUs").  To the extent the PSUs become Earned PSUs, the May PSUs shall be eligible to vest as to one-third (1/3) of the PSUs subject to the Award on the each of the first three (3) anniversaries of May 22, 2019. The September 2018 PSUs become Earned PSUs and shall be eligible to vest as to one-third (1/3) of the PSUs subject to the Award on the each of the first three (3) anniversaries of June 5, 2018. PSUs issued in May 2019 and September 2018 are subject to the executive's continuous employment on the applicable vesting date. If there are outstanding but unearned PSUs as of a vesting date and the PSUs become Earned PSUs prior to the next vesting date the Earned PSUs that would have vested on any earlier vesting date shall become immediately vested and deliverable.  The PSUs are valued using a binomial option pricing model using the following inputs: stock price, volatility, and risk-free interest rates.

We also issued 475,000 stock options to our executives on May 22, 2019, that vest one-third on each of the first three anniversaries of May 22, 2019. And on September 30, 2018, we issued 291,667 RSUs to our executives that vest one-third on each of the first three anniversaries of June 5, 2018.

On November 11, 2019 we issued 163,734 RSUs to the members of the board in lieu of the annual cash fee. The members of the board vest ownership in the RSUs immediately. We also issued 180,000 RSUs to members of the board on May 22, 2019, vesting ownership in the RSUs on the earlier of the day prior to the date of the Company's annual meeting of shareholders following the date of grant, or one year from the grant date, provided the member of the board continues to serve as a director on the vesting date.

As of December 31, 2019, our unrecognized share-based compensation related to the RSUs was $318,000, which we plan to amortize over the next 1.4 years. As of December 31, 2019, our unrecognized share-based compensation related to the PSUs was $14,000, which we plan to amortize over the next 1.8 years.

11. LEASES

In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires lessees to recognize a ROU asset and lease liability in the balance sheet for all leases, including operating leases, with terms of more than twelve months. Recognition, measurement and presentation of expenses and cash flows from a lease by a lessee have not significantly changed from previous guidance. The amendments also require qualitative disclosures along with specific quantitative disclosures. We adopted this guidance using the cumulative-effect adjustment method on January 1, 2019, meaning we did not restate prior periods. Current year financial information is presented under the guidance in Topic 842, while prior year information will continue to be presented under Topic 840. Adoption of the standard resulted in the recognition of an operating ROU asset of approximately $1.6 million, a lease liability of approximately $2.5 million, and a reduction in other short-term and long-term liabilities of $873,000. Adoption of the standard did not have a material impact on our Statement of Operations or Statement of Cash flows. Accounting for our finance leases remains substantially unchanged.

We lease our office space and certain equipment under finance and operating leases. Our leases have remaining lease terms of one to three years. Our office space lease contains an option to extend the lease for one period of five years. This extension period is not included in our ROU asset or lease liability amounts. Our office lease agreement includes both lease and non-lease components, which are accounted for separately. Our finance leases contain options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless we are reasonably certain to exercise the purchase option.

The components of lease expense were as follows:

Year Ended
(in thousands)	December 31, 2019
Operating lease expense	$464

Finance lease expense:
Amortization of leased assets	15
Interest on lease liabilities	6
Total finance lease expense	21
Total lease expense	$485

Supplemental cash flow information related to leases was as follows:

Year Ended
(in thousands)	December 31, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$642
Operating cash flows from finance leases	6
Financing cash flows from finance leases	20

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$1,638
Finance leases	-

Supplemental balance sheet information related to leases was as follows:

(in thousands)	December 31, 2019
Operating leases
Operating lease right-of-use assets	$1,308

Current portion of operating lease liability	656
Operating lease liability, net of current portion	1,348
Total operating lease liabilities	$2,004

Finance leases
Property and equipment, at cost	$66
Accumulated depreciation	(25)
Property and equipment, net	$41

Current portion of finance lease obligations	$25
Finance lease obligations, net of current portion	9
Total finance lease liabilities	$34

Weighted Average Remaining Lease Term
Operating leases	3 years
Finance leases	1 year

Weighted Average Discount Rate
Operating leases	6.0%
Finance leases	13.8%

As of December 31, 2019, maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	leases	leases
Years Ended December 31,
2020	$656	$27
2021	676	9
2022	696	-
2023	175	-
Thereafter	-	-
Total minimum lease payments	2,203	36
Less: amount representing interest	(199)	(2)
Present value of lease liabilities	$2,004	$34

Lease commitments as of December 31, 2018 classified under ASC 840 were as follows:

	Operating	Finance
(in thousands)	leases	leases
Years Ended December 31,
2019	$654	$27
2020	656	27
2021	676	9
2022	696	-
2023	175	-
Thereafter	-	-
Total minimum lease payments	$2,857	63
Less: amount representing interest		(9)
Present value of finance lease obligations		54
Less: current portion		(21)
Long-term portion at December 31, 2018		$33

Net rent expense was $834,000 in 2018.

12. COMMITMENTS AND CONTINGENCIES

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

Purchase commitments

At December 31, 2019, we have $8.5 million in open purchase obligations that represent commitments to purchase inventory, materials, capital equipment, and other goods used in the normal operation of our business.

13. INCOME TAXES

A provision for income taxes has not been recorded for 2019 and 2018 due to the valuation allowances placed against the net operating losses and deferred tax assets arising during such periods. A valuation allowance has been recorded for all deferred tax assets. Based on our history of losses since inception, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets.

The effective tax rate of our provision (benefit) for income taxes differs from the Federal statutory rate as follows:

	Year Ended December 31,
	2019	2018

Statutory rate	21.0%	21.0%
Net operating loss expiration	(14.7)%	(5.8)%
Tax credits	2.8%	3.7%
Change in valuation allowance	(9.1)%	(18.9)%
Total	0.0%	0.0%

Deferred tax assets are summarized as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets
Reserves	$610	$1,152
Net operating loss carryforwards	85,282	83,608
R&D credit carryforwards	9,047	8,593
Depreciation/amortization deferred	16,978	15,884
Other	5,808	6,076
Net deferred taxes before valuation allowance	117,725	115,313
Less: Valuation allowance	(117,725)	(115,313)
Deferred tax assets	$-	$-

At December 31, 2019, we have net operating loss carryforwards of approximately $405.8 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $9.0 million. During 2019, $17.1 million federal net operating losses and $301,000 general business credits expired unused. A majority of the net operating loss carryforwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2020 to 2039, if not previously used.

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

We did not have any unrecognized tax benefits at December 31, 2019 or 2018.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2019 and 2018 we did not recognize any interest or penalties.

We file income tax returns in the U.S. federal jurisdiction and Oregon. Due to our operating loss and credit carryforwards, the U.S. federal statute of limitations remains open for 1998 and onward.

14. RETIREMENT SAVINGS PLAN

We have a retirement savings plan that qualifies under Internal Revenue Code Section 401(k). The plan covers all qualified employees. Contributions to the plan are made at the discretion of our Board of Directors. During the years ended December 31, 2019 and 2018 we contributed $393,000 and $376,000 to the plan, respectively.

15. QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table summarizes our unaudited quarterly financial information for the periods shown below (in thousands, except per share data):

	Fiscal Year 2019
	December 31,	September 30,	June 30,	March 31,
Revenue	$4,605	$1,190	$1,240	$1,851
Gross profit	1,179	(882)	(583)	608
Net loss	(3,284)	(6,141)	(8,990)	(8,068)
Net loss per share, basic and diluted	(0.03)	(0.05)	(0.08)	(0.08)

	Fiscal Year 2018
	December 31,	September 30,	June 30,	March 31,
Revenue	$1,833	$11,572	$2,014	$2,188
Gross profit	(2,606)	8,927	333	315
Net income (loss)	(11,948)	289	(8,459)	(7,132)
Net loss per share, basic and diluted	(0.13)	-	(0.10)	(0.09)

For the quarter ended December 31, 2019, net loss included a reversal of previously accrued bonuses in the amount of $770,000.

16. SUBSEQUENT EVENT

We had been in negotiations to sell our interactive display module to a top-tier North American OEM. In February 2020, we were informed by the OEM that products using the interactive display module will not be launched in 2020 as we planned. As a result, we reduced our headcount by approximately 60% and expect to record expense of approximately $104,000 related to the severance agreements for these employees in the first quarter of 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during our fiscal years ended December 31, 2019 and 2018.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), prior to the filing of this Form 10-K. Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

(b) Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

(d) Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended December 31, 2019 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
MicroVision, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Microvision Inc.'s (the "Company") internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of MicroVision Inc. as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended, and the related notes and schedule (collectively referred to as the "consolidated financial statements") and our report dated March 11, 2020, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to going concern uncertainty and change in accounting principle.

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
March 11, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K in Item 4A. The information required by this Item 10 of Form 10-K and not provided in Item 4A will be included under the caption "Discussion of Proposals Recommended by the Board" in our 2020 Proxy Statement and is incorporated herein by reference. Our 2020 Proxy Statement will be filed with the SEC prior to our 2020 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K will be included under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Director Compensation for 2019" in our 2020 Proxy Statement and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as of December 31, 2019, regarding equity compensation plans approved and not approved by shareholders is summarized in the following table (in thousands, except per share data):

Equity Compensation Plan Information
	Number of		Number of securities
	securities to be	Weighted-	remaining available for
	issued upon	average exercise	further issuance under
	exercise of	price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	5,104	$1.66	2,989
Equity compensation plans not approved by shareholders	-	-	-
Total	5,104		2,989

The other information required by this Item 12 of Form 10-K will be included under the caption "Information about MicroVision Common Stock Ownership" in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K will be included under the captions "Certain Relationships and Related Transactions" and "Board Meetings and Committees" in our 2020 Proxy Statement and are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 of Form 10-K will be included under the caption "Independent Registered Public Accounting Firm" in our 2020 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Documents filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements
  Report of Independent Registered Public Accounting Firm
  Consolidated Balance Sheets as of December 31, 2019 and 2018

  Consolidated Statements of Operations for the years ended December 31, 2019 and 2018
  Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2019 and 2018
  Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018
  Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II

MicroVision, Inc.
Valuation and Qualifying Accounts and Reserves Schedule
 (In thousands)

		Additions
	Balance at	Charges	Charges		Balance
	beginning of	to costs and	to other		at end of
Year Ended December 31,	fiscal period	expenses	accounts	Deductions	fiscal period
2018
Tax valuation allowance	$111,236	$4,077	$-	$-	$115,313

2019
Tax valuation allowance	$115,313	$2,412	$-	$-	$117,725

All other schedules are omitted because they are not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

3. Exhibits

The following exhibits are referenced or included in this Annual Report on Form 10-K.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of MicroVision, Inc., as amended.(2)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc.(4)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc. dated June 7, 2018.(6)
3.4	Bylaws of MicroVision, Inc. (5)
4.1	Form of Specimen Stock Certificate for Common Stock.(1)
4.2	Registration Rights Agreement, dated as of December 27, 2019, by and between MicroVision, Inc. and Lincoln Park Capital Fund, LLC.(9)
4.3	Description of Common Stock.
10.1	2013 MicroVision, Inc. Incentive Plan, as amended.(8)*
10.2	Third Amendment to Lease Agreement between BRE WA Office Owner, LLC and MicroVision, Inc., dated July 25, 2017.(7)
10.3	Change of Control Severance Plan.(3)*
10.4	Employment Agreement between MicroVision, Inc. and Perry Mulligan dated November 21, 2017.(7)*
10.5	Purchase Agreement, dated as of December 27, 2019, by and between MicroVision, Inc. and Lincoln Park Capital Fund, LLC.(9)
23.1	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP.
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(4)    Incorporated by reference to the Company's Current Report on Form 8-K filed on February 17, 2012.
(5)    Incorporated by reference to the Company's Current Report on Form 8-K filed on November 27, 2013.
(6)    Incorporated by reference to the Company's Amendment No. 2 to Form S-1 Registration Statement, Registration No. 333-222857.
(7)    Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2017.
(8)    Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2019.
(9)    Incorporated by reference to the Company's Current Report on Form 8-K filed on December 27, 2019.

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

MICROVISION, INC.
Date: March 11, 2020	By	/s/ Sumit Sharma Sumit Sharma Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 11, 2020.

Signature	Title
/s/ Sumit Sharma Sumit Sharma	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Stephen P. Holt Stephen P. Holt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Simon Biddiscombe Simon Biddiscombe	Director

/s/ Robert P. Carlile Robert P. Carlile	Director

/s/ Yalon Farhi Yalon Farhi	Director

/s/ Perry M. Mulligan Perry M. Mulligan	Director

/s/ Bernee D.L. Strom Bernee D.L. Strom	Director

/s/ Brian V. Turner Brian V. Turner	Director