Form 10-Q
period 2020-03-31
MICROVISION, INC.
filed 2020-05-08
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    ☐        NO    ☒

The number of shares of the registrant's common stock outstanding as of May 6, 2020 was 142,552,628.

PART I.

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.
Condensed Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$2,325	$5,837
Accounts receivable, net of allowances of $0 and $0, respectively	552	1,079
Costs and estimated earnings in excess of billings on uncompleted contracts	-	-
Inventory	-	192
Other current assets	413	729
Total current assets	3,290	7,837

Property and equipment, net	1,733	1,849
Operating lease right-of-use asset	1,221	1,308
Restricted cash	435	435
Intangible assets, net	207	221
Other assets	18	186
Total assets	$6,904	$11,836

Liabilities and shareholders' equity (deficit)
Current liabilities
Accounts payable	$2,113	$1,871
Accrued liabilities	837	2,045
Deferred revenue	15	21
Contract liabilities	9,271	9,755
Other current liabilities	42	83
Current portion of operating lease liability	661	656
Current portion of finance lease obligations	23	25
Total current liabilities	12,962	14,456

Operating lease liability, net of current portion	1,211	1,348
Finance lease obligations, net of current portion	5	9
Total liabilities	14,178	15,813

Commitments and contingencies (Note 9)

Shareholders' equity (deficit)
Preferred stock, par value $0.001; 25,000 shares authorized; zero and
zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000 shares authorized;
130,878 and 125,803 shares issued and outstanding at March 31,
2020 and December 31, 2019, respectively	131	126
Additional paid-in capital	570,128	568,496
Accumulated deficit	(577,533)	(572,599)
Total shareholders' equity (deficit)	(7,274)	(3,977)
Total liabilities and shareholders' equity (deficit)	$6,904	$11,836

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Product revenue	$1,247	$199
License and royalty revenue	212	-
Contract revenue	10	1,652
Total revenue	1,469	1,851

Cost of product revenue	1,395	288
Cost of contract revenue	4	955
Total cost of revenue	1,399	1,243

Gross profit	70	608

Research and development expense	3,683	5,973
Sales, marketing, general and administrative expense	1,771	2,699
Gain on disposal of fixed assets	(450)	-
Total operating expenses	5,004	8,672

Loss from operations	(4,934)	(8,064)

Other expenses, net	-	(4)

Net loss	$(4,934)	$(8,068)

Net loss per share - basic and diluted	$(0.04)	$(0.08)

Weighted-average shares outstanding - basic and diluted	127,214	101,971

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Statements of Shareholders' Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock		Additional		Total
		Par	paid-in	Accumulated	shareholders'
	Shares	value	capital	deficit	equity (deficit)
Balance at January 1, 2019	100,105	$100	$550,133	$(546,116)	$4,117
Share-based compensation expense	-	-	351	-	351
Sales of common stock	2,000	2	1,166	-	1,168
Net loss	-	-	-	(8,068)	(8,068)
Balance at March 31, 2019	102,105	$102	$551,650	$(554,184)	$(2,432)

Balance at January 1, 2020	125,803	$126	$568,496	$(572,599)	$(3,977)
Share-based compensation expense	-	-	156	-	156
Sales of common stock	5,075	5	1,476	-	1,481
Net loss	-	-	-	(4,934)	(4,934)
Balance at March 31, 2020	130,878	$131	$570,128	$(577,533)	$(7,274)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(4,934)	$(8,068)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	246	552
Gain on disposal of fixed assets	(450)	-
Share-based compensation expense	189	351
Inventory write-downs	168	-
Change in:
Accounts receivable, net	527	202
Costs and estimated earnings in excess of billings on uncompleted contracts	-	(212)
Inventory	24	47
Other current and non-current assets	451	220
Accounts payable	242	(193)
Accrued liabilities	(1,208)	(332)
Deferred revenue	(6)	-
Billings on uncompleted contracts in excess of related costs	-	5
Contract liabilities and other current liabilities	(525)	(59)
Operating lease liabilities	(161)	(160)
Net cash used in operating activities	(5,437)	(7,647)

Cash flows from investing activities
Proceeds on sale of property and equipment	525	-
Purchases of property and equipment	(75)	(313)
Net cash provided by (used in) investing activities	450	(313)

Cash flows from financing activities
Principal payments under finance leases	(6)	(4)
Net proceeds from issuance of common stock	1,481	1,177
Net cash provided by financing activities	1,475	1,173

Change in cash, cash equivalents, and restricted cash	(3,512)	(6,787)
Cash, cash equivalents, and restricted cash at beginning of period	6,272	14,201
Cash, cash equivalents, and restricted cash at end of period	$2,760	$7,414

Supplemental schedule of non-cash investing and financing activities
Non-cash additions to property and equipment	$37	$221

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of
March 31, 2020 and December 31, 2019:
	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$2,325	$5,837
Restricted cash	435	435
Cash, cash equivalents, and restricted cash	$2,760	$6,272

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Condensed Financial Statements
(Unaudited)

1. MANAGEMENT'S STATEMENT

The Condensed Balance Sheets as of March 31, 2020, the Condensed Statements of Operations and Condensed Statements of Shareholders' Equity (Deficit) for the three months ended March 31, 2020 and 2019, and Condensed Statements of Cash Flows for the three months ended March 31, 2020 and 2019, have been prepared by MicroVision, Inc. ("we" or "our") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at March 31, 2020 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (SEC). The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. In February 2020, we were informed by an original equipment manufacturer (OEM) that products using our interactive display module will not be launched in 2020 as we planned. Since we do not have orders from an OEM for 2020 delivery, we reduced our headcount by approximately 60% and focused our attention on licensing our module products and related technology to other companies. We are also exploring licensing of technology and designs and other strategic alternatives, including a potential sale or merger of the Company.

We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. At March 31, 2020, we had $2.3 million in cash and cash equivalents.

Based on our current operating plan that includes anticipated future proceeds from the sale of shares under our existing Purchase Agreement with Lincoln Park Capital Fund, LLC ("Lincoln Park") and the funds received in April 2020 pursuant to the loan under the Paycheck Protection Program of the 2020 CARES Act, we anticipate that we have sufficient cash and cash equivalents to fund our operations through the fourth quarter of 2020. We will require additional capital to fund our operating plan past that time. We plan to seek to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing investments in our production capacities, research and development projects, staff, operating costs, and capital expenditures.

We are introducing new technology and products into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the commercial success of our laser beam scanning (LBS) modules, the rate at which original equipment manufacturers (OEMs) or original design manufacturers (ODMs) introduce products incorporating our PicoP® scanning technology and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if the mix of revenues and the associated margins vary from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components and systems and equipment manufacturers that may require additional investments by us.

These factors raise substantial doubt regarding our ability to continue as a going concern. Our unaudited financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net loss available for common shareholders - basic and diluted	$(4,934)	$(8,068)

Denominator:
Weighted-average common shares outstanding - basic and diluted	127,214	101,971

Net loss per share - basic and diluted	$(0.04)	$(0.08)

For the three months ended March 31, 2020 and 2019, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive: options outstanding and warrants exercisable into a total of 4,616,000 and 4,494,000 shares of common stock, respectively, and 1,185,000 and 1,149,000 nonvested restricted stock units, respectively.

3. LONG-TERM CONTRACTS

In April 2017, we signed a contract with a major technology company to develop an LBS display system. Under the agreement, we received an upfront payment of $10.0 million in 2017 and, as of December 31, 2019, had also received $15.0 million, net of early payment discounts, representing all payment due for development work. The original contract was for $14.0 million in fees for development work, but we and our customer agreed to add $1.1 million in additional work to total $15.1 million. After applying early payment discounts, we recognized revenue of $15.0 million in development fees over time based on the proportion of total cost expended (under Topic 606, the "input method") to the total cost expected to complete the contract performance obligation. Beginning in the fourth quarter of 2019, the $10.0 million upfront payment was being recognized as revenue at the point in time that component sales were sold to the major technology customer. In March 2020, we entered into an agreement for our customer to take over production of the components we had been producing for them. The agreement provides that, beginning in March 2020, we will earn a royalty on each component shipped that is approximately equal to the gross profit we earned on each component we had previously produced. Under the new arrangement, the royalties earned will be applied against the remaining $9.3 million prepayment that we had previously received from the customer until the prepayment is exhausted.

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

Disaggregation of revenue

The following table provides information about disaggregated revenue by timing of revenue recognition (in thousands):

	Three Months Ended March 31, 2020
	Product	Royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$1,247	$212	$4	$1,463
Product and services transferred over time	-	-	6	6
Total	$1,247	$212	$10	$1,469

	Three Months Ended March 31, 2019
	Product	Royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$199	$-	$16	$215
Product and services transferred over time	-	-	1,636	1,636
Total	$199	$-	$1,652	$1,851

Contract balances

The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	March 31,	December 31,
	2020	2019

Accounts receivable, net	$552	$1,079
Accrued liabilities	200	432
Deferred revenue	15	21
Contract liabilities	9,271	9,755

Under Topic 606, our rights to consideration are presented separately depending on whether those rights are conditional or unconditional. We present our unconditional rights to consideration as "accounts receivable" in our Balance Sheet.

Contract liabilities in the table below are presented as contract liabilities, deferred revenue, and a portion of accrued liabilities on the balance sheet. Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	March 31,	December 31,
	2020	2019	$ Change	% Change

Contract assets	$-	$-	$-	-
Contract liabilities	(9,486)	(10,208)	722	(7.1)
Net contract assets (liabilities)	$(9,486)	$(10,208)	$722	(7.1)

During the three months ended March 31, 2020, we applied $485,000 against the contract liability with our April 2017 customer.

During 2019, we reached an agreement with the distributor in our Ragentek contract on the final transaction price of the units shipped to them. As part of the agreement, we agreed to return $432,000 of the original transaction price to our distributor and the amount was included in accrued liabilities at December 31, 2019. During the three months ended March 31, 2020, payments totaling $232,000 were made to the distributor.

Contract acquisition costs

We are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. We currently do not pay any commissions upon the signing of a contract; therefore, no commission cost has been incurred as of March 31, 2020.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The $10.0 million upfront payment received from a major technology company was being recognized as revenue as component sales were transferred to the customer. Under the new arrangement reached in March 2020, the royalties we expect to earn will be applied against the remaining prepayment. We expect to apply an additional $1.4 million in 2020, and this amount is included in revenue below. Because there is uncertainty about the timing of the application of the remainder of the contract liability, it has been excluded from future estimated revenue in the table below. The $9.3 million contract liability is classified as a current liability on our balance sheet. It is likely that recognition of revenue may extend beyond the next twelve months. The following table provides information about the estimated timing of revenue recognition (in thousands):

	Remainder of 2020	2021

License and royalty revenue	$1,375	$-
Contract revenue	15	-

5. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND SUPPLIERS

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of March 31, 2020, our cash and cash equivalents are comprised of operating checking accounts and short-term highly rated money market savings accounts.

Concentration of major customers and suppliers

For the three months ended March 31, 2020, one customer accounted for $1.5 million in revenue, representing 100% of our total revenue. For the three months ended March 31, 2019, one customer accounted for $1.6 million in revenue, representing 88% of our total revenue and a second customer accounted for $199,000 in revenue, representing 11% of our total revenue. One customer accounted for $552,000, or 100% of our net accounts receivable balance at March 31, 2020.

A significant concentration of our components and the products we have sold are currently manufactured and obtained from single or limited-source suppliers. The loss of any single or limited-source supplier, the failure of any of these suppliers to perform as expected, or the disruption in the supply chain of components from these suppliers could subject us to risks and uncertainties including, but not limited to, increased cost of sales, possible loss of revenues, or significant delays in product deliveries, any of which could adversely affect our financial condition and operating results.

6. INVENTORY

Inventory consists of the following:

	March 31,	December 31,
(in thousands)	2020	2019
Raw materials	$-	$-
Finished goods	-	192
	$-	$192

Inventory consists of raw materials and finished goods assemblies. Inventory is computed using the first-in, first-out (FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. As of December 31, 2019, $168,000 of materials that were not expected to be consumed during the next twelve months were classified as "other assets" on the balance sheet. During the three months ended March 31, 2020, we recorded inventory write-downs of $168,000.

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

The following table summarizes the amount of share-based compensation expense by line item on the statements of operations:

Share-based compensation expense	Three Months Ended
	March 31,
(in thousands)	2020	2019
Cost of product revenue	$-	$1
Research and development expense	39	123
Sales, marketing, general and administrative expense	150	227
	$189	$351

Options activity and positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2020:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding as of March 31, 2020	4,616,000	$1.71	6.4	$-

Exercisable as of March 31, 2020	2,497,000	$2.39	4.3	$-

As of March 31, 2020, our unrecognized share-based employee compensation related to stock options was $791,000 which we plan to amortize over the next 1.8 years, our unrecognized share-based compensation related to RSUs was $240,000 which we plan to amortize over the next 1.3 years, and our unrecognized share-based compensation related to the PSUs was $12,000, which we plan to amortize over the next 1.5 years.

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

The components of lease expense were as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Operating lease expense	$116	$116

Finance lease expense:
Amortization of leased assets	6	4
Interest on lease liabilities	-	1
Total finance lease expense	6	5
Total lease expense	$122	$121

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$161	$160
Operating cash flows from finance leases	-	1
Financing cash flows from finance leases	6	4

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$-	$1,638
Finance leases	-	-

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
(in thousands)	2020	2019
Operating leases
Operating lease right-of-use assets	$1,221	$1,308

Current portion of operating lease liability	661	656
Operating lease liability, net of current portion	1,211	1,348
Total operating lease liabilities	$1,872	$2,004

Finance leases
Property and equipment, at cost	$66	$66
Accumulated depreciation	(29)	(25)
Property and equipment, net	$37	$41

Current portion of finance lease obligations	$23	$25
Finance lease obligations, net of current portion	5	9
Total finance lease liabilities	$28	$34

Weighted Average Remaining Lease Term
Operating leases	3 years	3 years
Finance leases	1 years	1 year

Weighted Average Discount Rate
Operating leases	6.0%	6.0%
Finance leases	13.8%	13.8%

As of March 31, 2020, maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	leases	leases
Years Ended December 31,
2020	$496	$21
2021	676	9
2022	696	-
2023	175	-
Thereafter	-	-
Total minimum lease payments	2,043	30
Less: amount representing interest	(171)	(2)
Present value of capital lease liabilities	$1,872	$28

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

10. COMMON STOCK

In December 2019, we entered into a Common Stock Purchase Agreement with Lincoln Park granting us the right to sell shares of our common stock having an aggregate value of up to $16.0 million. Under the terms of the agreement, Lincoln Park made an initial purchase of 1.5 million shares of common stock for $1.0 million at a purchase price of $0.6531 per share. Subject to various limitations and conditions set forth in the agreement, we may sell up to an additional $15.0 million in shares of common stock, from time to time, at our sole discretion to Lincoln Park over a 24-month period beginning December 2019. In consideration for entering into the agreement, we issued 375,000 shares of our common stock, having a value of $277,000, based on the closing stock price at the date of grant, to Lincoln Park as a commitment fee. We incurred an additional $90,000 in issuance costs. As of March 31, 2020, we have issued 7.0 million shares and raised a total of $2.4 million under this agreement.

In January 2019, we raised $1.2 million before issuance costs of approximately $26,000 through a registered direct offering of 2.0 million shares of our common stock to a private investor.

11. SUBSEQUENT EVENTS

In April 2020, we received funds in the amount of $1,570,881 pursuant to a loan under the Paycheck Protection Program of the 2020 CARES Act ("PPP") administered by the Small Business Association. The loan has an interest rate of 0.98% and a term of 24 months. No payments are due for the first 6 months, although interest accrues, and monthly payments are due over the next 18 months to retire the loan plus accrued interest. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent and utilities, and a portion of the loan used to pay certain costs may be forgivable, all as provided by the terms of the PPP. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. We may prepay the loan at any time prior to maturity with no prepayment penalties.

Subsequent to March 31, 2020 and through May 6, 2020, we have issued 11.5 million shares and raised a total of $6.2 million under the Common Stock Purchase Agreement with Lincoln Park.

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

For the past few years, our strategy has included selling LBS modules designed for original equipment manufacturers (OEMs) and original design manufacturers (ODMs). We planned to offer scanning modules to support a wide array of applications: an interactive scanning module for smart home speakers and other Internet of Things (IoT) products, a LiDAR module for consumer electronic applications, and solutions for augmented and mixed reality devices. We have also been developing our 200+ meter range Perceptive automotive LiDAR module for OEM and Tier 1 acceptance for automotive active collision avoidance systems and autonomous driving vehicles. However, we have been unable to secure a customer to launch one of our module products in 2020. As a result, we plan to focus our attention in the near term on licensing our module products and related technology to other companies. We are also exploring licensing of technology and designs and other strategic alternatives, including a potential sale or merger of the Company, since we do not have orders from an OEM for 2020 delivery.

If we are successful in completing a licensing agreement that has significant economic value, or we are able to raise sufficient funds from the sale of equity, the company plans to focus on developing its automotive LiDAR module. The company believes that our technology and designs for automotive LiDAR can be successful in the market, and that our solutions will have features and performance that exceed those of competitors.

Since the third quarter of 2019, we have been selling components to a high definition display system that we developed for a customer under a development agreement. The volume and resulting revenue and gross profit from this business has been fairly low. Therefore, in March 2020 we transferred production of the components to the customer. Starting in March, the company will receive a royalty from the customer for each unit shipped, with amounts applied against the prepayment that we had previously received from the customer until the prepayment is exhausted. The value of the royalty is approximately equal to the amount of gross profit we would have earned if we continued to produce and ship the components. We believe this arrangement will help us conserve cash, and still preserves our ability to experience financial reward should the volume of components increase in the future.

We have incurred substantial losses since inception, and we expect to incur a significant loss during the fiscal year ending December 31, 2020.

Impact of COVID-19 on Our Business

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to be spread throughout the United States and the world. The impact from the COVID-19 outbreak is uncertain and may impact our business and results of operations and could impact our financial condition in the future. We are unable to accurately predict the full impact that COVID-19 may have due to numerous uncertainties, including the severity, duration and spread of the outbreak, and actions that may be taken by governmental authorities.

Several of the suppliers of components in our LBS modules have experienced closures or have been operating at reduced capacity, resulting in lower than planned product shipments. Continued disruptions to the supply could have a material impact on our future operating results.

As a result of the COVID-19 pandemic, including related governmental guidance or directives, we have required most office-based employees to work remotely. We may experience reductions in productivity and disruptions to our business routines while our remote work policy remains in place. This could have an adverse effect on the timing of our development activities, our ability to raise additional capital, our ability to enter into licensing agreements, or our ability to complete a potential sale or merger of the Company.

Key accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that materially affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We evaluate our estimates on a continuous basis. We base our estimates on historical data, terms of existing contracts, our evaluation of trends in the consumer display and 3D sensing industries, information provided by our current and prospective customers and strategic partners, information available from other outside sources and on various other assumptions we believe to be reasonable under the circumstances. The results form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting judgments, policies, and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of operations

Product revenue

(in thousands)	2020	2019	$ change	% change
Three Months Ended March 31,	$1,247	$199	$1,048	526.6

Product revenue is revenue from sales of our products which are LBS modules and their components. Revenue is recognized when control of the goods passes to the customer. Our quarterly product revenue may vary substantially due to the timing of product orders from customers, product shipments, production constraints and availability of components and raw materials.

The increase in product revenue for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to product shipments to a major technology company. In March 2020, we completed an agreement for our customer to take over production of the components we had been producing for them. Product revenue backlog at March 31, 2020 and 2019 was zero.

License and royalty revenue

(in thousands)	2020	2019	$ change	% change
Three Months Ended March 31,	$212	$-	$212	-

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

The increase in licensing and royalty revenue for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to increased sales of royalty-bearing products.

Contract revenue

(in thousands)	2020	2019	$ change	% change
Three Months Ended March 31,	$10	$1,652	$(1,642)	(99.4)

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

The decrease in contract revenue during the three months ended March 31, 2020 compared to the same period in 2019 was attributed to decreased contract activity because the contract with our April 2017 customer was completed in 2019. Our contract backlog, including orders for prototype units and evaluation kits, at March 31, 2020 and 2019 was zero and $1.3 million, respectively.

Cost of product revenue

		% of		% of
		product		product
(in thousands)	2020	revenue	2019	revenue	$ change	% change
Three Months Ended March 31,	$1,395	111.9	$288	144.7	$1,107	384.4

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

Cost of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of manufacturing overhead expense and the volume of direct material purchased. Cost of product revenue was higher during the three months ended March 31, 2020 compared to the same period in 2019 due to higher product shipments. Inventory write-downs of $168,000 were recorded in the three months ended March 31, 2020.

Cost of contract revenue

		% of		% of
		contract		contract
(in thousands)	2020	revenue	2019	revenue	$ change	% change
Three Months Ended March 31,	$4	40.0	$955	57.8	$(951)	(99.6)

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

The decrease in the cost of contract revenue during the three months ended March 31, 2020 was primarily attributed to reduced activity on the April 2017 development contract because the contract was completed in 2019.

Research and development expense

(in thousands)	2020	2019	$ change	% change
Three Months Ended March 31,	$3,683	$5,973	$(2,290)	(38.3)

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

The decrease in research and development expense during the three months ended March 31, 2020 compared to the same period in 2019 was due to reduced personnel-related compensation and benefits expenses and lower direct materials and subcontractor costs.

Sales, marketing, general and administrative expense

(in thousands)	2020	2019	$ change	% change
Three Months Ended March 31,	$1,771	$2,699	$(928)	(34.4)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The decrease in sales, marketing, general and administrative expense during the three months ended March 31, 2020 compared to the same period in 2019 was attributed to reduced personnel-related compensation and benefits expenses and purchased services.

Liquidity and capital resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At March 31, 2020, we had $2.3 million in cash and cash equivalents.

Based on our current operating plan that includes anticipated future proceeds from the sale of shares under our existing Purchase Agreement with Lincoln Park and the funds received in April 2020 pursuant to the loan under the Paycheck Protection Program of the 2020 CARES Act, we anticipate that we have sufficient cash and cash equivalents to fund our operations through the fourth quarter of 2020. We will require additional capital to fund our operating plan past that time. We plan to seek to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reducing investments in our production capacities, research and development projects, staff, operating costs, and capital expenditures.

These factors raise substantial doubt regarding our ability to continue as a going concern. Our unaudited financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating activities

Cash used in operating activities totaled $5.4 million during the three months ended March 31, 2020 compared to cash used in operating activities of $7.6 million during the same period in 2019. The change in cash flows from operating activities is primarily attributed to reduced operating expenses during the three months ended March 31, 2020 compared to the same period in 2019.

Investing activities

During the three months ended March 31, 2020, net cash provided by investing activities was $450,000 compared to net cash used in investing activities of $313,000 during the three months ended March 31, 2019. During the three months ended March 31,2020, we sold fixed assets to our customer for $525,000 as part of our agreement with them to take over production of the components we had been producing. Purchases of property and equipment during the three months ended March 31, 2020 and 2019 were $75,000 and $313,000, respectively.

Financing activities

In December 2019, we entered into a Common Stock Purchase Agreement with Lincoln Park granting us the right to sell shares of our common stock having an aggregate value of up to $16.0 million. Under the terms of the agreement, Lincoln Park made an initial purchase of 1.5 million shares of common stock for $1.0 million at a purchase price of $0.6531 per share. Subject to various limitations and conditions set forth in the agreement, we may sell up to an additional $15.0 million in shares of common stock, from time to time, at our sole discretion to Lincoln Park over a 24-month period beginning December 2019. In consideration for entering into the agreement, we issued 375,000 shares of our common stock, having a value of $277,000, based on the closing stock price at the date of grant, to Lincoln Park as a commitment fee. We incurred an additional $90,000 in issuance costs. As of March 31, 2020, we have issued 7.0 million shares and raised a total of $2.4 million under this agreement.

In January 2019, we raised $1.2 million before issuance costs of approximately $26,000 through a registered direct offering of 2.0 million shares of our common stock to a private investor.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and market liquidity risk

As of March 31, 2020, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risk is not material.

Our investment policy generally directs that the investment manager should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of March 31, 2020, we had $2.3 million in cash and cash equivalents, which are comprised of operating checking accounts and short-term, highly rated money market savings accounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  As of March 31, 2020, we had an accumulated deficit of $577.5 million.
  We incurred net losses of $572.6 million from inception through 2019, and a net loss of $4.9 million during the three months ended March 31, 2020.

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

We have been unable to secure a customer to launch one of our module products in 2020, as planned. As a result, we plan to focus our attention in the near term on licensing our module products and related technology to other companies. We are also exploring licensing of technology and designs and other strategic alternatives for moving forward without orders from the OEM for 2020 delivery, including a potential sale or merger of the Company. There is substantial risk that these efforts will be unsuccessful. Such efforts may also be impeded by the impact of COVID-19 on parties who might have otherwise been interested in pursuing a transaction or on economic and market conditions generally.

COVID-19 has had an adverse effect on our business, and the future Covid-19 effects on our financial position and business prospects are uncertain.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to be spread throughout the United States and the world. The impact from the COVID-19 outbreak is uncertain and may impact our business and results of operations and could impact our financial condition in the future. We are unable to accurately predict the full impact that COVID-19 may have due to numerous uncertainties, including the severity, duration and spread of the outbreak, and actions that may be taken by governmental authorities.

The adverse impacts of the pandemic on our business and future financial performance could include, but are not limited to:

  our ability to raise additional capital,
  our ability to enter into licensing agreements,
  our technology development plans and timelines,
  significant declines in revenue due to supply chain disruptions, our operating effectiveness resulting from employees working remotely, and our ability to complete a sale or merger of the Company.

We will require additional capital to fund our operations and to implement our business plan. If we do not obtain additional capital, we may be required to curtail our operations substantially. Raising additional capital may dilute the value of current shareholders' shares.

Based on our current operating plan that includes anticipated future proceeds from the sale of shares under our existing Purchase Agreement with Lincoln Park and the funds received in April 2020 pursuant to the loan under the Paycheck Protection Program of the 2020 CARES Act, we anticipate that we have sufficient cash and cash equivalents to fund our operations through the fourth quarter of 2020. We will require additional capital to fund our operating plan past that time. We plan to seek to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that any such efforts to obtain additional capital will be successful.

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

Approval of items in our 2020 Proxy is not assured.

Our 2020 Proxy contains a proposal for a reverse split, a proposal to approve additional authorized shares, and a proposal to add shares to the Employee Incentive Plan. These provisions, and others in the Proxy, require shareholder approval. If the reverse stock split is not approved, our common stock might not trade above the minimum $1.00 bid price requirement of Nasdaq before our extension expires on August 24, 2020. If our stock does not meet the minimum bid price requirement of $1.00 for at least 10 days before August 24, 2020, our stock will be delisted from Nasdaq. If our common stock were delisted, we may seek to list our common stock on a regional stock exchange, or, if one or more broker-dealer market makers comply with applicable requirements, the over-the-counter (OTC) market. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were to trade in the OTC market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock.

Our Proxy also contains a provision for increasing the authorized shares of the company. If that provision is not approved, we will be limited in our ability to raise cash to fund operations. Without the ability to raise cash through the sale of common stock, we may consider limiting our operations substantially and we may be unable to continue as a going concern.

Additionally, the Proxy contains a provision to add shares to the Employee Incentive Plan. We will need to retain and attract experienced employees with the necessary talent and skills in the Seattle area market, which is a competitive market for technology talent. Failure to have adequate shares in the Employee Incentive Plan may make it difficult to attract and retain personnel or require that more cash compensation be used to attract and retain personnel.

The date of our annual shareholder meeting, when votes will be tabulated, is May 19, 2020.

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

For the three months ended March 31, 2020, one customer accounted for $1.5 million in revenue, representing 100% of our total revenue. For the three months ended March 31, 2019, one customer accounted for $1.6 million in revenue, representing 88% of our total revenue and a second customer accounted for $199,000 in revenue, representing 11% of our total revenue. Our customers take time to obtain, and the loss of a significant customer could negatively affect our revenue. Our quarterly operating results may vary significantly based upon:

  Market acceptance of products incorporating our PicoP® scanning technology;
  Changes in evaluations and recommendations by any securities analysts following our stock or our industry generally;
  Announcements by other companies in our industry;
  Changes in business or regulatory conditions;
  The existence of regional or global outbreaks of infectious diseases;
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

We received formal notice from the Listing Qualifications Staff of The Nasdaq Stock Market LLC on April 8, 2020 that for 30 consecutive business days preceding the date of the notice, the market value of our listed common stock was less than $50,000,000, the minimum market value required for continued listing on The Nasdaq Global Market pursuant to Nasdaq's listing requirements. In accordance with Nasdaq's listing rules, we have 180 calendar days, or until October 5, 2020, to regain compliance with this requirement. During the 180-day compliance period, we can regain compliance if the market value of our listed common stock is at least $50,000,000 for a minimum of ten consecutive business days.

On April 16, 2020 in response to the COVID-19 pandemic and related extraordinary market conditions, Nasdaq announced temporary relief from the continued listing bid price and market value of publicly held shares listing requirements through June 30, 2020. The effect of the Nasdaq action on April 16, 2020 extends the Company's time period for compliance with the bid price listing requirement from June 9, 2020 to August 24, 2020 and the Company's time period for compliance with the market value requirement from October 5, 2020 to November 27, 2020. While the extension of time does not change the timing of the Company's Annual Meeting of Shareholders, scheduled for May 19, 2020, or the nature of Proposal 3 regarding a proposed reverse split of the Company's common stock, to be voted on at such Annual Meeting and described in the Company's Proxy Statement dated April 3, 2020, it does give the Company more time to meet the minimum bid price listing requirement before effecting a reverse split, if such reverse split is approved by the Company's stockholders.

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

On May 6, 2020, the closing price of our common stock was $1.13 per share and our market capitalization was $161.1 million. The closing price of our common stock was below $1.00 per share from May 6, 2019 through May 1, 2020 and our market capitalization was below $50,000,000 from February 26, 2020 through April 30, 2020.

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

In the recent past, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. Any continuation or worsening of the current global economic and financial conditions could materially adversely affect: (i) our ability to raise, or the cost of, needed capital, (ii) demand for our current and future products, and (iii) our ability to commercialize products. Additionally, infectious diseases including COVID-19 may cause an unexpected downturn in economic conditions. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, regionally or in the display industry.

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

A major catastrophe, such as an earthquake, monsoon, flood, infectious disease including the COVID-19 virus, or other natural disaster, labor strike, or work stoppage at our contract manufacturers' facilities, our suppliers, or our customers, could result in a prolonged interruption of our business. A disruption resulting from any one of these events could cause significant delays in product shipments and the loss of sales and customers, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

Our contracts and collaborative research and development agreements have long sales cycles that involve numerous steps including determining the product application, exploring the technical feasibility of a proposed product, evaluating the costs of manufacturing a product or qualifying a new or alternative contract manufacturer for production. Typically, these contracts and agreements involve several face-to-face meetings before they conclude. Infectious diseases including COVID-19 may delay face-to-face meetings and closing contracts and agreements. Our long sales cycle, which can last several years, makes it difficult to predict the quarter in which revenue recognition will occur. Delays in entering into contracts and collaborative research and development agreements could cause significant variability in our revenues and operating results for any particular period.

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

We rely on information technology systems to process, transmit, store, and protect electronic data between our employees, our customers and our suppliers. Our systems are vulnerable to damage or interruptions due to events beyond our control, including, but are not limited to, natural disasters, power loss, telecommunications failures, computer viruses, hacking, or other cyber security issues. Our system redundancy may be inadequate, and our disaster recovery planning may be ineffective or insufficient to account for all eventualities. Additionally, we maintain insurance coverage to address certain aspects of cyber risks. Such insurance coverage may be insufficient to cover all losses, or all claims that may arise, should such an event occur.

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

MICROVISION, INC.
Date: May 7, 2020	By:	/s/ Sumit Sharma
Sumit Sharma
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Stephen P. Holt
Stephen P. Holt
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)