Form 10-Q
period 2020-06-30
MICROVISION, INC.
filed 2020-08-06
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

(425) 936-6847
(Registrant's Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	MVIS	The Nasdaq Stock Market LLC

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

The number of shares of the registrant's common stock outstanding as of July 31, 2020 was 143,447,635.

PART I.

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.
Condensed Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$7,805	$5,837
Accounts receivable, net of allowances of $0 and $0, respectively	-	1,079
Inventory	-	192
Other current assets	301	729
Total current assets	8,106	7,837

Property and equipment, net	1,623	1,849
Operating lease right-of-use asset	1,132	1,308
Restricted cash	435	435
Intangible assets, net	192	221
Other assets	18	186
Total assets	$11,506	$11,836

Liabilities and shareholders' equity (deficit)
Current liabilities
Accounts payable	$1,498	$1,871
Accrued liabilities	501	2,045
Deferred revenue	-	21
Contract liabilities	8,699	9,755
Other current liabilities	-	83
Current portion of long-term debt	694	-
Current portion of operating lease liability	666	656
Current portion of finance lease obligations	20	25
Total current liabilities	12,078	14,456

Long-term debt, net of current portion	880	-
Operating lease liability, net of current portion	1,069	1,348
Finance lease obligations, net of current portion	1	9
Total liabilities	14,028	15,813

Commitments and contingencies (Note 10)

Shareholders' equity (deficit)
Preferred stock, par value $0.001; 25,000 shares authorized; zero and
zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000 shares authorized;
143,433 and 125,803 shares issued and outstanding at June 30,
2020 and December 31, 2019, respectively	143	126
Additional paid-in capital	577,172	568,496
Accumulated deficit	(579,837)	(572,599)
Total shareholders' equity (deficit)	(2,522)	(3,977)
Total liabilities and shareholders' equity (deficit)	$11,506	$11,836

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Product revenue	$-	$-	$1,247	$199
License and royalty revenue	572	-	784	-
Contract revenue	15	1,240	25	2,892
Total revenue	587	1,240	2,056	3,091

Cost of product revenue	(1)	1,025	1,394	1,313
Cost of contract revenue	-	798	4	1,753
Total cost of revenue	(1)	1,823	1,398	3,066

Gross profit	588	(583)	658	25

Research and development expense	1,607	5,945	5,290	11,918
Sales, marketing, general and administrative expense	1,280	2,455	3,051	5,154
Gain on disposal of fixed assets	-	-	(450)	-
Total operating expenses	2,887	8,400	7,891	17,072

Loss from operations	(2,299)	(8,983)	(7,233)	(17,047)

Other expenses, net	(5)	(7)	(5)	(11)

Net loss	$(2,304)	$(8,990)	$(7,238)	$(17,058)

Net loss per share - basic and diluted	$(0.02)	$(0.08)	$(0.05)	$(0.16)

Weighted-average shares outstanding - basic and diluted	140,107	106,872	133,661	104,435

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Statements of Shareholders' Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock		Additional		Total
		Par	paid-in	Accumulated	shareholders'
	Shares	value	capital	deficit	equity (deficit)
Balance at March 31, 2020	130,878	$131	$570,128	$(577,533)	$(7,274)
Share-based compensation expense	201	-	187	-	187
Exercise of options	4	-	3	-	3
Sales of common stock	12,350	12	6,854	-	6,866
Net loss	-	-	-	(2,304)	(2,304)
Balance at June 30, 2020	143,433	$143	$577,172	$(579,837)	$(2,522)

Balance at January 1, 2020	125,803	$126	$568,496	$(572,599)	$(3,977)
Share-based compensation expense	201	-	344	-	344
Exercise of options	4	-	3	-	3
Sales of common stock	17,425	17	8,329	-	8,346
Net loss	-	-	-	(7,238)	(7,238)
Balance at June 30, 2020	143,433	$143	$577,172	$(579,837)	$(2,522)

Balance at March 31, 2019	102,105	$102	$551,650	$(554,184)	$(2,432)
Share-based compensation expense	250	-	269	-	269
Sales of common stock	7,868	8	6,415	-	6,423
Net loss	-	-	-	(8,990)	(8,990)
Balance at June 30, 2019	110,223	$110	$558,334	$(563,174)	$(4,730)

Balance at January 1, 2019	100,105	$100	$550,133	$(546,116)	$4,117
Share-based compensation expense	250	-	619	-	619
Sales of common stock	9,868	10	7,582	-	7,592
Net loss	-	-	-	(17,058)	(17,058)
Balance at June 30, 2019	110,223	$110	$558,334	$(563,174)	$(4,730)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(7,238)	$(17,058)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	488	1,103
Gain on disposal of property and equipment	(450)	-
Share-based compensation expense	389	619
Non-cash interest expense	3	-
Inventory write-downs	168	852

Change in:
Accounts receivable, net	1,079	(2,048)
Costs and estimated earnings in excess of billings on uncompleted contracts	-	987
Inventory	24	203
Other current and non-current assets	551	336
Accounts payable	(355)	(412)
Accrued liabilities	(1,544)	(608)
Deferred revenue	(21)	-
Billings on uncompleted contracts in excess of related costs	-	101
Contract liabilities and other current liabilities	(1,139)	(112)
Operating lease liabilities	(325)	(321)
Net cash used in operating activities	(8,370)	(16,358)

Cash flows from investing activities
Proceeds on sale of property and equipment	525	-
Purchases of property and equipment	(94)	(513)
Net cash provided by (used in) investing activities	431	(513)

Cash flows from financing activities
Principal payments under finance leases	(13)	(9)
Increase in long-term debt	1,571	-
Net proceeds from issuance of common stock	8,349	7,728
Net cash provided by financing activities	9,907	7,719

Change in cash, cash equivalents, and restricted cash	1,968	(9,152)
Cash, cash equivalents, and restricted cash at beginning of period	6,272	14,201
Cash, cash equivalents, and restricted cash at end of period	$8,240	$5,049

Supplemental schedule of non-cash investing and financing activities
Non-cash additions to property and equipment	$19	$15

Issuance of common stock for commitment fee	-	258

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of
June 30, 2020 and December 31, 2019:
	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$7,805	$5,837
Restricted cash	435	435
Cash, cash equivalents and restricted cash	$8,240	$6,272

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Condensed Financial Statements
(Unaudited)

1. MANAGEMENT'S STATEMENT

The Condensed Balance Sheets as of June 30, 2020, the Condensed Statements of Operations and the Condensed Statements of Shareholders' Equity (Deficit) for the three and six months ended June 30, 2020 and 2019, and the Condensed Statements of Cash Flows for the six months ended June 30, 2020 and 2019, have been prepared by MicroVision, Inc. ("we" or "our") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at June 30, 2020 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (SEC). The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. In February 2020, we were informed by an original equipment manufacturer (OEM) that products using our interactive display module will not be launched in 2020 as we planned. Since we do not have orders from an OEM for 2020 delivery, we reduced our headcount by approximately 60% and focused our attention on strategic alternatives, including a potential sale or merger of the Company, sale of part of the Company, strategic minority investment, as well as licensing and other transactions.

We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. At June 30, 2020, we had $7.8 million in cash and cash equivalents.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through the fourth quarter of 2020. We will require additional capital to fund our operating plan past that time. We plan to seek additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include further reductions in our production capacities, research and development projects, staff, operating costs, and capital expenditures. Additionally, we need additional authorized shares of common stock if we are going to be able to raise any significant amount of cash through the sale of common stock. A Special Shareholder meeting is being called to authorize such share increase on October 8, 2020. A similar shareholder vote on May 19, 2020 to increase authorized shares of common stock required 65,088,815 votes, a majority of outstanding shares, to be approved. The proposal received a majority of votes cast (61,533,922 in favor of the proposal and 47,257,388 against or abstaining) and failed to pass by 3,554,893 of the 108,791,310 votes cast on the proposal. The Board of Directors recommends approval of the proposal to authorize additional shares of common stock.

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

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net loss available for common shareholders - basic and diluted	$(2,304)	$(8,990)	$(7,238)	$(17,058)

Denominator:
Weighted-average common shares outstanding - basic and diluted	140,107	106,872	133,661	104,435

Net loss per share - basic and diluted	$(0.02)	$(0.08)	$(0.05)	$(0.16)

For the three and six months ended June 30, 2020 and 2019, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive: outstanding options exercisable into a total of 4,011,000 and 4,437,000 shares of common stock, respectively, and 1,981,000 and 1,247,000 nonvested restricted and performance stock units, respectively.

3. LONG-TERM CONTRACTS

In April 2017, we signed a contract with a major technology company to develop an LBS display system. Under the agreement, we received an upfront payment of $10.0 million in 2017 and, as of December 31, 2019, had also received $15.0 million, net of early payment discounts, representing all payment due for development work. The original contract was for $14.0 million in fees for development work, but we and our customer agreed to add $1.1 million in additional work to total $15.1 million. After applying early payment discounts, we recognized revenue of $15.0 million in development fees over time based on the proportion of total cost expended (under Topic 606, the "input method") to the total cost expected to complete the contract performance obligation. Beginning in the fourth quarter of 2019, the $10.0 million upfront payment was being recognized as revenue at the point in time that component sales were sold to the major technology customer. In March 2020, we entered into an agreement for our customer to take over production of the components we had been producing for them. The agreement provides that, beginning in March 2020, we will earn a royalty on each component shipped that is approximately equal to the gross profit we earned on each component we had previously produced. Under the new arrangement, the royalties earned will be applied against the remaining $8.7 million prepayment that we had previously received from the customer until the prepayment is exhausted.

4. LONG-TERM DEBT

In April 2020, we received funds in the amount of $1,570,881 pursuant to a loan under the Paycheck Protection Program of the 2020 CARES Act ("PPP") administered by the Small Business Administration. The loan has an interest rate of 0.98% and a term of 24 months. No payments are due for the first 6 months, although interest accrues during that period. Thereafter, the loan is repayable in monthly installments over the next 18 months to retire the loan plus accrued interest. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent and utilities, and a portion of the loan used to pay certain costs may be forgivable, all as provided by the terms of the PPP. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. We may prepay the loan at any time prior to maturity with no prepayment penalties.

5. REVENUE RECOGNITION

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

Disaggregation of revenue

The following table provides information about disaggregated revenue by timing of revenue recognition, (in thousands):

	Three Months Ended June 30, 2020
	Product	License and royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$572	$-	$572
Product and services transferred over time	-	-	15	15
Total	$-	$572	$15	$587

	Six Months Ended June 30, 2020
	Product	License and royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$1,247	$784	$4	$2,035
Product and services transferred over time	-	-	21	21
Total	$1,247	$784	$25	$2,056

	Three Months Ended June 30, 2019
	Product	License and royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$-	$36	$36
Product and services transferred over time	-	-	1,204	1,204
Total	$-	$-	$1,240	$1,240

	Six Months Ended June 30, 2019
	Product	License and royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$199	$-	$52	$251
Product and services transferred over time	-	-	2,840	2,840
Total	$199	$-	$2,892	$3,091

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands):

	June 30,	December 31,
	2020	2019

Accounts receivable, net	$-	$1,079
Accrued liabilities	159	432
Deferred revenue	-	21
Contract liabilities	8,699	9,755

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

Contract liabilities in the table below are presented as contract liabilities, deferred revenue, and a portion of accrued liabilities on the balance sheet. Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	June 30,	December 31,
	2020	2019	$ Change	% Change

Contract assets	$-	$-	$-	-
Contract liabilities	(8,858)	(10,208)	1,350	(13.2)
Net contract assets (liabilities)	$(8,858)	$(10,208)	$1,350	(13.2)

During the three and six months ended June 30, 2020, we applied $572,000 and $1.1 million, respectively, against the contract liability with our April 2017 customer.

During 2019, we reached an agreement with the distributor in our Ragentek contract on the final transaction price of the units shipped to them. As part of the agreement, we agreed to return $432,000 of the original transaction price to our distributor and the amount was included in accrued liabilities at December 31, 2019. During the three and six months ended June 30, 2020, payments totaling $41,000 and $273,000 were made to the distributor.

Contract acquisition costs

We are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. We currently do not pay any commissions upon the signing of a contract; therefore, no commission cost has been incurred as of June 30, 2020.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The $10.0 million upfront payment received from a major technology company was being recognized as revenue as component sales were transferred to the customer. Under the new arrangement reached in March 2020, the royalties we expect to earn will be applied against the remaining prepayment. We expect to apply an additional $1.1 million during the second half of 2020, and this amount is included in revenue below. Because there is uncertainty about the timing of the application of the remainder of the contract liability, it has been excluded from future estimated revenue in the table below. The $8.7 million contract liability is classified as a current liability on our balance sheet. It is likely that recognition of revenue may extend beyond the next twelve months. The following table provides information about the estimated timing of revenue recognition (in thousands):

	Remainder of 2020	2021

License and royalty revenue	$1,051	$-

6. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND SUPPLIERS

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of June 30, 2020, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

Concentration of major customers and suppliers

For the three and six months ended June 30, 2020, one customer accounted for $587,000 and $2.1 million in revenue, representing 100% and 100% of our total revenue, respectively. For the three and six months ended June 30, 2019, one customer accounted for $1.2 million and $2.8 million in revenue, representing 97% and 92% of our total revenue, respectively.

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

7. INVENTORY

Inventory consists of the following:

	June 30,	December 31,
(in thousands)	2020	2019
Raw materials	$-	$-
Finished goods	-	192
	$-	$192

Inventory consists of raw materials and finished goods assemblies. Inventory is computed using the first-in, first-out (FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. As of December 31, 2019, $168,000 of materials that were not expected to be consumed during the next twelve months were classified as "other assets" on the balance sheet. During the six months ended June 30, 2020 and 2019, we recorded inventory write-downs of $168,000 and $852,000, respectively.

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

The following table summarizes the amount of share-based compensation expense by line item on the statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Cost of product revenue	$-	$-	$-	$1
Research and development expense	103	76	142	199
Sales, marketing, general and administrative expense	97	192	247	419
	$200	$268	$389	$619

Options activity and positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2020:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding as of June 30, 2020	4,011,000	$1.50	6.8	$1,070,000

Exercisable as of June 30, 2020	2,287,000	$1.98	5.4	$165,000

During the three months ended June 30, 2020, we issued 1.2 million shares of RSUs to non-executive employees for retention purposes. These shares were valued based on the closing price of our common stock on the date of grant. These shares vest on the earlier of a change of control of the Company or the one-year anniversary of the grant date.

During the three months ended June 30, 2019 we issued 475,000 stock options and 195,000 PSUs to our executive officers. These PSUs have performance criteria that would require the Company's stock price to appreciate by more than 100% of the closing stock price on the grant date before they become earned.  In the event that the performance criteria are satisfied, earned PSUs vest in equal annual installments on each of the first three anniversaries of May 22, 2019, subject to the recipient's continued employment on the applicable vesting date.  In the event the performance criteria are satisfied after any such annual vesting date, the portion of any such earned PSUs that would have vested on any such earlier annual vesting date will immediately vest.

As of June 30, 2020, our unrecognized share-based employee compensation related to stock options was $600,000 which we plan to amortize over the next 1.6 years, our unrecognized share-based compensation related to RSUs was $1.3 million which we plan to amortize over the next 0.9 years, and our unrecognized share-based compensation related to the PSUs was $8,000, which we plan to amortize over the next 1.4 years.

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

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Operating lease expense	$116	$116	$232	$232

Finance lease expense:
Amortization of leased assets	6	4	12	8
Interest on lease liabilities	1	2	2	3
Total finance lease expense	7	6	14	11
Total lease expense	$123	$122	$246	$243

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
	2020	2019
(in thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$325	$321
Operating cash flows from finance leases	2	3
Financing cash flows from finance leases	13	9

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$-	$1,638
Finance leases	-	-

Supplemental balance sheet information related to leases was as follows:

	June 30, 2020	December 31, 2019
(in thousands)
Operating leases
Operating lease right-of-use assets	$1,132	$1,308

Current portion of operating lease liability	666	656
Operating lease liability, net of current portion	1,069	1,348
Total operating lease liabilities	$1,735	$2,004

Finance leases
Property and equipment, at cost	$66	$66
Accumulated depreciation	(32)	(25)
Property and equipment, net	$34	$41

Current portion of finance lease obligations	$20	$25
Finance lease obligations, net of current portion	1	9
Total finance lease liabilities	$21	$34

Weighted Average Remaining Lease Term
Operating leases	3 years	3 years
Finance leases	1 year	1 year

Weighted Average Discount Rate
Operating leases	6.0%	6.0%
Finance leases	13.8%	13.8%

As of June 30, 2020, maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	leases	leases
Years Ended December 31,
2020	$330	$13
2021	676	9
2022	696	-
2023	175	-
Thereafter	-	-
Total minimum lease payments	1,877	22
Less: amount representing interest	(142)	(1)
Present value of capital lease liabilities	$1,735	$21

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

11. COMMON STOCK

In December 2019, we entered into a Common Stock Purchase Agreement with Lincoln Park Capital Fund, LLC ("Lincoln Park") granting us the right to sell shares of our common stock having an aggregate value of up to $16.0 million. Under the terms of the agreement, Lincoln Park made an initial purchase of 1.5 million shares of common stock for $1.0 million at a purchase price of $0.6531 per share. Subject to various limitations and conditions set forth in the agreement, we may sell up to an additional $15.0 million in shares of common stock, from time to time, at our sole discretion to Lincoln Park over a 24-month period beginning December 2019. In consideration for entering into the agreement, we issued 375,000 shares of our common stock, having a value of $277,000, based on the closing stock price at the date of grant, to Lincoln Park as a commitment fee. We incurred an additional $90,000 in issuance costs. As of June 30, 2020, we have issued 19.3 million shares and raised a total of $9.3 million under this agreement.

In April 2019, we raised $2.0 million before issuance costs of approximately $34,000 through a registered direct offering of 2.3 million shares of our common stock to a private investor.

In April 2019, we entered into a Common Stock Purchase Agreement with Lincoln Park granting us the right to sell shares of our common stock having an aggregate value of up to $11.0 million. Under the terms of the agreement, Lincoln Park made an initial purchase of $1.0 million in shares of common stock at a purchase price of $0.98 per share. In consideration for entering into the agreement, we issued 250,000 shares of our common stock, having a value of $258,000, based on the closing stock price at the date of grant, to Lincoln Park as a commitment fee. We incurred an additional $92,000 in issuance costs. As of December 31, 2019, we had issued 15.7 million shares and raised a total of $11.0 million under this agreement. No further shares are available for sales under this agreement.

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

For the past few years, our strategy has included selling LBS modules designed for original equipment manufacturers (OEMs) and original design manufacturers (ODMs). We planned to offer scanning modules to support a wide array of applications: an interactive scanning module for smart home speakers and other Internet of Things (IoT) products, a LiDAR module for consumer electronic applications, and solutions for augmented and mixed reality devices. We have also been developing our 200+ meter range Perceptive automotive LiDAR module for OEM and Tier 1 acceptance for automotive active collision avoidance systems and autonomous driving vehicles. However, we have been unable to secure a customer to launch one of our module products in 2020. As a result, we plan to focus our attention on strategic alternatives, including a potential sale or merger of the Company, sale of part of the Company, strategic minority investment, as well as licensing and other transactions.

If we are successful in completing a licensing agreement that has significant economic value, or we are able to raise sufficient funds from the sale of equity, we plan to focus on developing our automotive LiDAR module. We believe our technology and designs for automotive LiDAR can be successful in the market, and our solutions will have features and performance that exceed those of competitors.

Beginning in the third quarter of 2019 and through the end of February 2020, we were selling components to a high definition display system that we developed for a customer under a development agreement. The volume and resulting revenue and gross profit from this business was fairly low. Therefore, in March 2020 we transferred production of the components to the customer. Starting in March, we will receive a royalty from the customer for each unit shipped, with amounts applied against the prepayment that we had previously received from the customer until the prepayment is exhausted. The value of the royalty is approximately equal to the amount of gross profit we would have earned if we continued to produce and ship the components. We believe this arrangement will help us conserve cash, and still preserves our ability to experience financial reward should the volume of components increase in the future.

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

Several of the suppliers of components in our LBS modules have experienced closures or have been operating at reduced capacity, resulting in lower than planned product shipments. Continued disruptions to the supply chain could have a material impact on our future operating results.

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

In April 2020, we received funds in the amount of $1,570,881 pursuant to a loan under the Paycheck Protection Program of the 2020 CARES Act ("PPP") administered by the Small Business Administration. The loan has an interest rate of 0.98% and a term of 24 months. No payments are due for the first 6 months, although interest accrues during that period. Thereafter, the loan is repayable in monthly installments over the next 18 months to retire the loan plus accrued interest. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent and utilities, and a portion of the loan used to pay certain costs may be forgivable, all as provided by the terms of the PPP. The CARES Act reduces the amount of the PPP loan that may be forgiven if the borrower reduces full-time equivalent employees during the covered period as compared to a base period. Although we believe a portion of the loan may be forgivable, the amount will not be known until the end of the covered period. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. We may prepay the loan at any time prior to maturity with no prepayment penalties.

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

Results of operations

Product revenue
(in thousands)	2020	2019	$ change	% change
Three Months Ended June 30,	$-	$-	$-	-
Six Months Ended June 30,	1,247	199	1,048	526.6

Product revenue is revenue from sales of our products which are LBS modules and their components. Revenue is recognized when control of the goods passes to the customer. Our quarterly product revenue may vary substantially due to the timing of product orders from customers, product shipments, production constraints and availability of components and raw materials.

The increase in product revenue for the six months ended March 31, 2020 compared to the same period in 2019 was primarily due to product shipments to a major technology company. In March 2020, we completed an agreement for our customer to take over production of the components we had been producing for them. Product revenue backlog at June 30, 2020 and 2019 was zero and $71,000, respectively.

License and royalty revenue
(in thousands)	2020	2019	$ change	% change
Three Months Ended June 30,	$572	$-	$572	-
Six Months Ended June 30,	784	-	784	-

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

Contract revenue
(in thousands)	2020	2019	$ change	% change
Three Months Ended June 30,	$15	$1,240	$(1,225)	(98.8)
Six Months Ended June 30,	25	2,892	(2,867)	(99.1)

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

The decrease in contract revenue during the three and six months ended June 30, 2020 compared to the same period in 2019 was attributed to decreased contract activity because the contract with our April 2017 customer was completed in 2019. Our contract backlog, including orders for prototype units and evaluation kits, at June 30, 2020 and 2019 was zero and $220,000, respectively.

Cost of product revenue

		% of		% of
		product		product
(in thousands)	2020	revenue	2019	revenue	$ change	% change
Three Months Ended June 30,	$(1)	-	$1,025	-	$(1,026)	(100.1)
Six Months Ended June 30,	1,394	111.8	1,313	659.8	81	6.2

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

Cost of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of manufacturing overhead expense and the volume of direct material purchased. Cost of product revenue was higher during the six months ended June 30, 2020 compared to the same period in 2019 due to higher product shipments. Inventory write- downs of $168,000 and $852,000 were recorded in the six months ended June 30, 2020 and 2019, respectively.

Cost of contract revenue
		% of		% of
		contract		contract
(in thousands)	2020	revenue	2019	revenue	$ change	% change
Three Months Ended June 30,	$-	-	$798	64.4	$(798)	(100.0)
Six Months Ended June 30,	4	16.0	1,753	60.6	(1,749)	(99.8)

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

The decrease in the cost of contract revenue during the three and six months ended June 30, 2020 compared to the same period in 2019 was primarily attributed to reduced activity on the April 2017 development contract because the contract was completed in 2019.

Research and development expense
(in thousands)	2020	2019	$ change	% change
Three Months Ended June 30,	$1,607	$5,945	$(4,338)	(73.0)
Six Months Ended June 30,	5,290	11,918	(6,628)	(55.6)

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

The decrease in research and development expense during the three and six months ended June 30, 2020 compared to the same periods in 2019 was due to reduced personnel-related compensation and benefits expenses and lower direct materials and subcontractor costs.

Sales, marketing, general and administrative expense

(in thousands)	2020	2019	$ change	% change
Three Months Ended June 30,	$1,280	$2,455	$(1,175)	(47.9)
Six Months Ended June 30,	3,051	5,154	(2,103)	(40.8)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The decrease in sales, marketing, general and administrative expense during the three and six months ended June 30, 2020 compared to the same period in 2019 was attributed to reduced personnel-related compensation and benefits expenses and purchased services.

Liquidity and capital resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At June 30, 2020, we had $7.8 million in cash and cash equivalents.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through the fourth quarter of 2020. We will require additional capital to fund our operating plan past that time. We plan to seek additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include further reductions in our production capacities, research and development projects, staff, operating costs, and capital expenditures. Additionally, we need additional authorized shares of common stock if we are going to be able raise any significant amount of cash through the sale of common stock. A Special Shareholder meeting is being called to authorize such share increase on October 8, 2020. A similar shareholder vote on May 19, 2020 to increase authorized shares of common stock required 65,088,815 votes, a majority of outstanding shares, to be approved. The proposal received a majority of votes cast (61,533,922 in favor of the proposal and 47,257,388 against or abstaining) and failed to pass by 3,554,893 of the 108,791,310 votes cast on the proposal.

These factors raise substantial doubt regarding our ability to continue as a going concern. Our unaudited financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating activities

Cash used in operating activities totaled $8.4 million during the six months ended June 30, 2020 compared to cash used in operating activities of $16.4 million during the same period in 2019. The change in cash flows from operating activities is primarily attributed to reduced operating expenses and the timing of payments received from customers during the six months ended June 30, 2020 compared to the same period in 2019.

Investing activities

During the six months ended June 30, 2020, net cash provided by investing activities was $431,000 compared to net cash used in investing activities of $513,000 during the six months ended June 30, 2019. During the six months ended June 30, 2020, we sold fixed assets to our customer for $525,000 as part of our agreement with them to take over production of the components we had been producing. Purchases of property and equipment during the six months ended June 30, 2020 and 2019 were $94,000 and $513,000, respectively.

Financing activities

In December 2019, we entered into a Common Stock Purchase Agreement with Lincoln Park granting us the right to sell shares of our common stock having an aggregate value of up to $16.0 million. Under the terms of the agreement, Lincoln Park made an initial purchase of 1.5 million shares of common stock for $1.0 million at a purchase price of $0.6531 per share. Subject to various limitations and conditions set forth in the agreement, we may sell up to an additional $15.0 million in shares of common stock, from time to time, at our sole discretion to Lincoln Park over a 24-month period beginning December 2019. In consideration for entering into the agreement, we issued 375,000 shares of our common stock, having a value of $277,000, based on the closing stock price at the date of grant, to Lincoln Park as a commitment fee. We incurred an additional $90,000 in issuance costs. As of June 30, 2020, we have issued 19.3 million shares and raised a total of $9.3 million under this agreement.

In April 2019, we raised $2.0 million before issuance costs of approximately $34,000 through a registered direct offering of 2.3 million shares of our common stock to a private investor.

In April 2019, we entered into a Common Stock Purchase Agreement with Lincoln Park granting us the right to sell shares of our common stock having an aggregate value of up to $11.0 million. Under the terms of the agreement, Lincoln Park made an initial purchase of $1.0 million in shares of common stock at a purchase price of $0.98 per share. In consideration for entering into the agreement, we issued 250,000 shares of our common stock, having a value of $258,000, based on the closing stock price at the date of grant, to Lincoln Park as a commitment fee. We incurred an additional $92,000 in issuance costs. As of December 31, 2019, we had issued 15.7 million shares and raised a total of $11.0 million under this agreement. No further shares are available for sales under this agreement.

In January 2019, we raised $1.2 million before issuance costs of approximately $26,000 through a registered direct offering of 2.0 million shares of our common stock to a private investor.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and market liquidity risk

As of June 30, 2020, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risk is not material.

Our investment policy generally directs that the investment manager should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of June 30, 2020, we had $7.8 million in cash and cash equivalents, which are comprised of operating checking accounts and short-term, highly rated money market savings accounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  As of June 30, 2020, we had an accumulated deficit of $579.8 million.
  We had an accumulated deficit of $572.6 million as of December 31, 2019, and a net loss of $7.2 million during the six months ended June 30, 2020.

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

We have been unable to secure a customer to launch one of our module products in 2020, as planned. As a result, we plan to focus our attention in the near term on strategic alternatives, including a potential sale or merger of the Company, sale of part of the Company, strategic minority investment, as well as licensing and other transactions. There is substantial risk that these efforts will be unsuccessful. Such efforts may also be impeded by the impact of COVID-19 on parties who might have otherwise been interested in pursuing a transaction or on economic and market conditions generally.

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

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations through the fourth quarter of 2020. We will require additional capital to fund our operating plan past that time. We plan to seek additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that any such efforts to obtain additional capital will be successful.

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

Additional capital may not be available to us or, if available, may not be available on terms acceptable to us or on a timely basis. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of our current shareholders' shares. If adequate capital resources are not available on a timely basis, we may consider limiting our operations substantially and we may be unable to continue as a going concern. This limitation of operations could include further reductions in our production capacities or research and development projects, staff, operating costs, and capital expenditures which could jeopardize our ability to achieve our business goals or satisfy our customer requirements. In February 2020, we reduced headcount by approximately 60% following an OEM's decision not to incorporate our technology into its products. As a result, further cost reduction efforts may be particularly difficult to implement.

Approval of proposal in our Proxy for the 2020 Special Shareholder's Meeting is not assured.

Our Proxy for the 2020 Special Shareholder's Meeting contains a proposal to approve additional authorized shares. If this proposal is not approved, we will be limited in our ability to raise cash to fund operations. Without the ability to raise cash through the sale of common stock, we may consider limiting our operations substantially and we may be unable to continue as a going concern. A similar shareholder vote to increase authorized shares failed at the annual shareholder meeting on May 19, 2020.

The date of our 2020 Special Shareholder's Meeting, when votes will be tabulated, is October 8, 2020.

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

For the six months ended June 30, 2020, one customer accounted for $2.1 million in revenue, representing 100% of our total revenue. For the six months ended June 30, 2019, one customer accounted for $2.8 million in revenue, representing 92% of our total revenue. Our customers take time to obtain, and the loss of a significant customer could negatively affect our revenue. Our quarterly operating results may vary significantly based upon:

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

Our common stock is listed on The Nasdaq Global Market. To maintain our listing on this market, we must meet Nasdaq's listing maintenance standards. If we are unable to continue to meet Nasdaq's listing maintenance standards for any reason, our common stock could be delisted from The Nasdaq Global Market. If our common stock were delisted, we may seek to list our common stock on The Nasdaq Capital Market, the American Stock Exchange or on a regional stock exchange or, if one or more broker-dealer market makers comply with applicable requirements, the over-the-counter (OTC) market. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were to trade in the OTC market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock.

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

On July 31, 2020, the closing price of our common stock was $2.02 per share.

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

MICROVISION, INC.
Date: August 5, 2020	By:	/s/ Sumit Sharma
Sumit Sharma
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 5, 2020	By:	/s/ Stephen P. Holt
Stephen P. Holt
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)