Form 10-Q
period 2020-09-30
MICROVISION, INC.
filed 2020-10-30
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the registrant's common stock outstanding as of October 26, 2020 was 146,405,910.

PART I.

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.
Condensed Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$5,027	$5,837
Accounts receivable, net of allowances of $0 and $0, respectively	-	1,079
Inventory	-	192
Other current assets	748	729
Total current assets	5,775	7,837

Property and equipment, net	1,515	1,849
Operating lease right-of-use asset	1,040	1,308
Restricted cash	435	435
Intangible assets, net	178	221
Other assets	18	186
Total assets	$8,961	$11,836

Liabilities and shareholders' equity (deficit)
Current liabilities
Accounts payable	$1,513	$1,871
Accrued liabilities	295	2,045
Deferred revenue	-	21
Contract liabilities	8,160	9,755
Other current liabilities	-	83
Current portion of long-term debt	961	-
Current portion of operating lease liability	671	656
Current portion of finance lease obligations	15	25
Total current liabilities	11,615	14,456

Long-term debt, net of current portion	617	-
Operating lease liability, net of current portion	922	1,348
Finance lease obligations, net of current portion	-	9
Total liabilities	13,154	15,813

Commitments and contingencies (Note 10)

Shareholders' equity (deficit)
Preferred stock, par value $0.001; 25,000 shares authorized; zero and
zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000 shares authorized;
143,906 and 125,803 shares issued and outstanding at September 30,
2020 and December 31, 2019, respectively	144	126
Additional paid-in capital	578,326	568,496
Accumulated deficit	(582,663)	(572,599)
Total shareholders' equity (deficit)	(4,193)	(3,977)
Total liabilities and shareholders' equity (deficit)	$8,961	$11,836

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Product revenue	$100	$999	$1,347	$1,198
License and royalty revenue	539	17	1,323	17
Contract revenue	-	174	25	3,066
Total revenue	639	1,190	2,695	4,281

Cost of product revenue	-	2,039	1,394	3,352
Cost of contract revenue	-	33	4	1,786
Total cost of revenue	-	2,072	1,398	5,138

Gross profit	639	(882)	1,297	(857)

Research and development expense	1,972	3,566	7,262	15,484
Sales, marketing, general and administrative expense	1,485	1,697	4,536	6,851
Gain on disposal of fixed assets	-	-	(450)	-
Total operating expenses	3,457	5,263	11,348	22,335

Loss from operations	(2,818)	(6,145)	(10,051)	(23,192)

Other expenses, net	(8)	4	(13)	(7)

Net loss	$(2,826)	$(6,141)	$(10,064)	$(23,199)

Net loss per share - basic and diluted	$(0.02)	$(0.05)	$(0.07)	$(0.21)

Weighted-average shares outstanding - basic and diluted	143,685	114,874	137,027	107,953

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Statements of Shareholders' Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock		Additional		Total
		Par	paid-in	Accumulated	shareholders'
	Shares	value	capital	deficit	equity (deficit)
Balance at June 30, 2020	143,433	$143	$577,172	$(579,837)	$(2,522)
Share-based compensation expense	-	-	449	-	449
Exercise of options	98	-	104	-	104
Sales of common stock	375	1	601	-	602
Net loss	-	-	-	(2,826)	(2,826)
Balance at September 30, 2020	143,906	$144	$578,326	$(582,663)	$(4,193)

Balance at January 1, 2020	125,803	$126	$568,496	$(572,599)	$(3,977)
Share-based compensation expense	201	-	793	-	793
Exercise of options	102	-	107	-	107
Sales of common stock	17,800	18	8,930	-	8,948
Net loss	-	-	-	(10,064)	(10,064)
Balance at September 30, 2020	143,906	$144	$578,326	$(582,663)	$(4,193)

Balance at June 30, 2019	110,223	$110	$558,334	$(563,174)	$(4,730)
Share-based compensation expense	-	-	258	-	258
Sales of common stock	9,194	9	5,635	-	5,644
Net loss	-	-	-	(6,141)	(6,141)
Balance at September 30, 2019	119,417	$119	$564,227	$(569,315)	$(4,969)

Balance at January 1, 2019	100,105	$100	$550,133	$(546,116)	$4,117
Share-based compensation expense	250	-	877	-	877
Sales of common stock	19,062	19	13,217	-	13,236
Net loss	-	-	-	(23,199)	(23,199)
Balance at September 30, 2019	119,417	$119	$564,227	$(569,315)	$(4,969)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

		Nine Months Ended
		September 30,
		2020	2019
Cash flows from operating activities
Net loss		$(10,064)	$(23,199)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization		726	1,382
Impairment of intangible assets		-	97
Impairment of property and equipment		-	204
Gain on disposal of property and equipment		(450)	-
Share-based compensation expense		839	877
Non-cash interest expense		7	-
Inventory write-downs		168	2,203

Change in:
Accounts receivable, net		1,079	(29)
Costs and estimated earnings in excess of billings on uncompleted contracts		-	987
Inventory		24	(1,335)
Other current and non-current assets		104	2,021
Accounts payable		(340)	(982)
Accrued liabilities		(1,750)	(1,360)
Deferred revenue		(21)	28
Contract liabilities and other current liabilities		(1,678)	(146)
Operating lease liabilities		(491)	(481)
Net cash used in operating activities		(11,847)	(19,733)

Cash flows from investing activities
Proceeds on sale of property and equipment		525	-
Purchases of property and equipment		(94)	(671)
Net cash provided by (used in) investing activities		431	(671)

Cash flows from financing activities
Principal payments under finance leases		(19)	(15)
Proceeds from long-term debt		1,571	-
Net proceeds from issuance of common stock		9,054	13,295
Net cash provided by financing activities		10,606	13,280

Change in cash, cash equivalents, and restricted cash		(810)	(7,124)
Cash, cash equivalents, and restricted cash at beginning of period		6,272	14,201
Cash, cash equivalents, and restricted cash at end of period		$5,462	$7,077

Supplemental schedule of non-cash investing and financing activities
Non-cash additions to property and equipment		$19	$48

Issuance of common stock for commitment fee		-	258

Issuance of common stock for commitment fee	$		$-

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of
September 30, 2020 and December 31, 2019:
		September 30,	December 31,
		2020	2019
Cash and cash equivalents		$5,027	$5,837
Restricted cash		435	435
Cash, cash equivalents and restricted cash		$5,462	$6,272

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Condensed Financial Statements
(Unaudited)

1. MANAGEMENT'S STATEMENT

The Condensed Balance Sheets as of September 30, 2020, the Condensed Statements of Operations and the Condensed Statements of Shareholders' Equity (Deficit) for the three and nine months ended September 30, 2020 and 2019, and the Condensed Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, have been prepared by MicroVision, Inc. ("we" or "our") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at September 30, 2020 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (SEC). The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We have incurred significant losses since inception. In February 2020, we were informed by an original equipment manufacturer (OEM) that products using our interactive display module would not be launched in 2020 as we planned. Since we do not have orders from an OEM for 2020 delivery, we reduced our headcount by approximately 60% and focused our attention on strategic alternatives, including a potential sale or merger of the Company, sale of part of the Company, strategic minority investment, as well as licensing and other transactions.

We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. At September 30, 2020, we had $5.0 million in cash and cash equivalents.

Based on our current operating plan that includes anticipated future proceeds from the sale of shares under our existing Common Stock Purchase Agreement with Lincoln Park Capital Fund, LLC ("Lincoln Park"), we anticipate that we have sufficient cash and cash equivalents to fund our operations through the first quarter of 2021. While we continue to pursue strategic alternatives, we may require additional capital to fund our operating plan past that time. We plan to seek additional capital through the issuance of equity or debt securities, and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include further reductions in our production capacities, research and development projects, staff, operating costs, and capital expenditures.

While we continue to pursue strategic alternatives, we plan to focus on developing our automotive LiDAR module. This would involve introducing new technology into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the commercial success of our laser beam scanning (LBS) modules, the rate at which original equipment manufacturers (OEMs) or original design manufacturers (ODMs) introduce products incorporating our PicoP® scanning technology and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if the mix of revenues and the associated margins vary from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components and systems and equipment manufacturers that may require additional investments by us.

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

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net loss available for common shareholders - basic and diluted	$(2,826)	$(6,141)	$(10,064)	$(23,199)

Denominator:
Weighted-average common shares outstanding - basic and diluted	143,685	114,874	137,027	107,953

Net loss per share - basic and diluted	$(0.02)	$(0.05)	$(0.07)	$(0.21)

For the three and nine months ended September 30, 2020 and 2019, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive: outstanding options exercisable into a total of 3,906,000 and 5,206,000 shares of common stock, respectively, and 2,001,000 and 1,247,000 nonvested restricted and performance stock units, respectively.

3. LONG-TERM CONTRACTS

In April 2017, we signed a contract with a major technology company to develop an LBS display system. Under the agreement, we received an upfront payment of $10.0 million in 2017 and, as of December 31, 2019, had also received $15.0 million, net of early payment discounts, representing all payment due for development work. The original contract was for $14.0 million in fees for development work, but we and our customer agreed to add $1.1 million in additional work to total $15.1 million. After applying early payment discounts, we recognized revenue of $15.0 million in development fees over time based on the proportion of total cost expended (under Topic 606, the "input method") to the total cost expected to complete the contract performance obligation. Beginning in the fourth quarter of 2019, the $10.0 million upfront payment was being recognized as revenue at the point in time that component sales were sold to the major technology customer. In March 2020, we entered into an agreement for our customer to take over production of the components we had been producing for them. The agreement provides that, beginning in March 2020, we will earn a royalty on each component shipped that is approximately equal to the gross profit we earned on each component we had previously produced. Under the new arrangement, the royalties earned will be applied against the remaining $8.2 million prepayment that we had previously received from the customer until the prepayment is exhausted.

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

As of September 30, 2020, all of the funds received under the PPP had been used for qualified purposes. We intend to apply for partial forgiveness of the loan under PPP guidelines. Based on the terms of the PPP, we estimate the amount of the loan that will be forgiven will be approximately $690,000, subject to approval by our lender in accordance with PPP guidelines.

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

Disaggregation of revenue

The following table provides information about disaggregated revenue by timing of revenue recognition, (in thousands):

	Three Months Ended September 30, 2020
	Product	License and royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$100	$539	$-	$639
Product and services transferred over time	-	-	-	-
Total	$100	$539	$-	$639

	Nine Months Ended September 30, 2020
	Product	License and royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$1,347	$1,323	$4	$2,674
Product and services transferred over time	-	-	21	21
Total	$1,347	$1,323	$25	$2,695

	Three Months Ended September 30, 2019
	Product	License and royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$999	$17	$121	$1,137
Product and services transferred over time	-	-	53	53
Total	$999	$17	$174	$1,190

	Nine Months Ended September 30, 2019
	Product	License and royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$1,198	$17	$173	$1,388
Product and services transferred over time	-	-	2,893	2,893
Total	$1,198	$17	$3,066	$4,281

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands):

	September 30,	December 31,
	2020	2019

Accounts receivable, net	$-	$1,079
Accrued liabilities	-	432
Deferred revenue	-	21
Contract liabilities	8,160	9,755

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

Contract liabilities in the table below are presented as contract liabilities, deferred revenue, and a portion of accrued liabilities on the balance sheet. Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	September 30,	December 31,
	2020	2019	$ Change	% Change

Contract assets	$-	$-	$-	-
Contract liabilities	(8,160)	(10,208)	2,048	(20.1)
Net contract assets (liabilities)	$(8,160)	$(10,208)	$2,048	(20.1)

During the three and nine months ended September 30, 2020, we applied $539,000 and $1.6 million, respectively, against the contract liability with our April 2017 customer.

During 2019, we reached an agreement with the distributor in our Ragentek contract on the final transaction price of the units shipped to them. As part of the agreement reached in 2019, we agreed to return $432,000 of the original transaction price to our distributor and the amount was included in accrued liabilities at December 31, 2019. During the three and nine months ended September 30, 2020, payments totaling $59,000 and $332,000 were made to the distributor. During the three months ended September 30, 2020, we settled all claims with Ragentek and our distributor. Per the terms of the agreement, the final $100,000 payment to our distributor was no longer required. As a result, we recognized $100,000 of product revenue during the three months ended September 30, 2020 as an adjustment to the transaction price of products previously transferred to our customer.

Contract acquisition costs

We are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. We currently do not pay any commissions upon the signing of a contract; therefore, no commission cost has been incurred as of September 30, 2020.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The $10.0 million upfront payment received from a major technology company was being recognized as revenue as component sales were transferred to the customer. Under the new arrangement reached in March 2020, the royalties we expect to earn will be applied against the remaining prepayment. We expect to apply an additional $400,000 during the fourth quarter of 2020, and this amount is included in revenue below. Because there is uncertainty about the timing of the application of the remainder of the contract liability, it has been excluded from future estimated revenue in the table below. The $8.2 million contract liability is classified as a current liability on our balance sheet. It is likely that recognition of revenue may extend beyond the next twelve months. The following table provides information about the estimated timing of revenue recognition (in thousands):

	Remainder of 2020	2021

License and royalty revenue	$400	$-

6. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND SUPPLIERS

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of September 30, 2020, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

Concentration of major customers and suppliers

For the three and nine months ended September 30, 2020, one customer accounted for $539,000 and $2.6 million in revenue, representing 84% and 96% of our total revenue, respectively. For the three and nine months ended September 30, 2019, one customer accounted for $1.2 million and $2.8 million in revenue, representing 97% and 92% of our total revenue, respectively.

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

7. INVENTORY

Inventory consists of the following:

	September 30,	December 31,
(in thousands)	2020	2019
Raw materials	$-	$-
Finished goods	-	192
	$-	$192

Inventory consists of raw materials and finished goods assemblies. Inventory is computed using the first-in, first-out (FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. As of December 31, 2019, $168,000 of materials that were not expected to be consumed during the next twelve months were classified as "other assets" on the balance sheet. During the nine months ended September 30, 2020 and 2019, we recorded inventory write-downs of $168,000 and $2.2 million, respectively.

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

The following table summarizes the amount of share-based compensation expense by line item on the statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Cost of product revenue	$-	$25	$-	$26
Research and development expense	291	84	433	283
Sales, marketing, general and administrative expense	159	149	406	568
	$450	$258	$839	$877

Options activity and positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2020:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding as of September 30, 2020	3,906,000	$1.49	6.6	$2,459,000

Exercisable as of September 30, 2020	2,658,000	$1.78	5.7	$1,105,000

During the nine months ended September 30, 2020, we issued 1.2 million shares of RSUs to non-executive employees for retention purposes. These shares were valued based on the closing price of our common stock on the date of grant. These shares vest on the earlier of a change of control of the Company or the one-year anniversary of the grant date.

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

As of September 30, 2020, our unrecognized share-based employee compensation related to stock options was $480,000 which we plan to amortize over the next 1.4 years, our unrecognized share-based compensation related to RSUs was $1.0 million which we plan to amortize over the next 0.7 years, and our unrecognized share-based compensation related to the PSUs was $7,000, which we plan to amortize over the next 1.2 years.

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

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Operating lease expense	$116	$116	$348	$348

Finance lease expense:
Amortization of leased assets	6	4	18	12
Interest on lease liabilities	-	2	2	5
Total finance lease expense	6	6	20	17
Total lease expense	$122	$122	$368	$365

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2020	2019
(in thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$491	$481
Operating cash flows from finance leases	2	5
Financing cash flows from finance leases	19	15

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$-	$1,638
Finance leases	-	-

Supplemental balance sheet information related to leases was as follows:

	September 30, 2020	December 31, 2019
(in thousands)
Operating leases
Operating lease right-of-use assets	$1,040	$1,308

Current portion of operating lease liability	671	656
Operating lease liability, net of current portion	922	1,348
Total operating lease liabilities	$1,593	$2,004

Finance leases
Property and equipment, at cost	$66	$66
Accumulated depreciation	(36)	(25)
Property and equipment, net	$30	$41

Current portion of finance lease obligations	$15	$25
Finance lease obligations, net of current portion	-	9
Total finance lease liabilities	$15	$34

Weighted Average Remaining Lease Term
Operating leases	2.5 years	3.3 years
Finance leases	0.6 years	1.4 years

Weighted Average Discount Rate
Operating leases	6.0%	6.0%
Finance leases	13.8%	13.8%

As of September 30, 2020, maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	leases	leases
Years Ended December 31,
2020	$165	$7
2021	676	9
2022	696	-
2023	175	-
Thereafter	-	-
Total minimum lease payments	1,712	16
Less: amount representing interest	(119)	(1)
Present value of capital lease liabilities	$1,593	$15

10. COMMITMENTS AND CONTINGENCIES

Litigation

In March 2019, we filed a Notice of Arbitration in Hong Kong against Ragentek as a result of its failure to perform its obligations under a purchase order with us. During 2019, we reached an agreement with the distributor in our Ragentek contract on the final transaction price of the units shipped to them. As part of the agreement reached in 2019, we agreed to return $432,000 of the original transaction price to our distributor. During the three and nine months ended September 30, 2020, payments totaling $59,000 and $332,000 were made to the distributor. During the three months ended September 30, 2020, we settled all claims with Ragentek and our distributor. Per the terms of the agreement, the final $100,000 payment to our distributor was no longer required. Upon settlement we dismissed the arbitration.

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows.

11. COMMON STOCK

In December 2019, we entered into a Common Stock Purchase Agreement with Lincoln Park granting us the right to sell shares of our common stock having an aggregate value of up to $16.0 million. Under the terms of the agreement, Lincoln Park made an initial purchase of 1.5 million shares of common stock for $1.0 million at a purchase price of $0.6531 per share. Subject to various limitations and conditions set forth in the agreement, we may sell up to an additional $15.0 million in shares of common stock, from time to time, at our sole discretion to Lincoln Park over a 24-month period beginning December 2019. In consideration for entering into the agreement, we issued 375,000 shares of our common stock, having a value of $277,000, based on the closing stock price at the date of grant, to Lincoln Park as a commitment fee. We incurred an additional $90,000 in issuance costs. As of September 30, 2020, we have issued 19.7 million shares and raised a total of $9.9 million under this agreement.

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

12. SUBSEQUENT EVENTS

On October 8, 2020, we filed a Certificate of Amendment (the "Certificate of Amendment") to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the authorized number of shares of our capital stock to 235,000,000 shares, consisting of (i) 210,000,000 shares of common stock, $.001 par value and (ii) 25,000,000 shares of preferred stock, $.001 par value. The Certificate of Amendment was effective upon the filing thereof with the Secretary of State of the State of Delaware. The results of the proposal to approve an amendment to our Amended and Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock were as follows: 110,507,257 in favor, 4,892,245 against, and 316,093 abstaining.

Subsequent to September 30, 2020 and through October 26, 2020, we have issued 2.5 million shares and raised a total of $5.8 million under the Common Stock Purchase Agreement with Lincoln Park.

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

Overview

MicroVision, Inc. is a pioneer in laser beam scanning (LBS) technology that we market under our brand name PicoP®. We have developed our proprietary scanning technology that can be used in products for interactive projection, consumer light detection and ranging (LiDAR), automotive LiDAR, and augmented and mixed reality. Our PicoP® scanning technology is based on our patented expertise in systems that include micro-electrical mechanical systems (MEMS), laser diodes, opto-mechanics, electronics, algorithms and software and how those elements are packaged into a small form factor, low power scanning module that can display, interact and sense, depending on the needs of the application. These systems utilize edge computing and machine intelligence as part of the solutions.

For the past few years, our strategy has included selling LBS modules designed for original equipment manufacturers (OEMs) and original design manufacturers (ODMs). We planned to offer scanning modules to support a wide array of applications: an interactive scanning module for smart home speakers and other Internet of Things (IoT) products, a LiDAR module for consumer electronic applications, and solutions for augmented and mixed reality devices. We have also been developing our 1st generation MEMS Dynamic Scanning Long Range LiDAR (LRL) module for OEM and Tier 1 acceptance for automotive active collision avoidance systems and autonomous driving vehicles. This product would also be targeted for Direct Sales to Technology companies focused on Mobility as a Service (MaaS) that continue to drive the market for automotive lidar. However, we have so far been unable to secure a customer to launch one of our module products. As a result, we plan to focus our attention on strategic alternatives, including a potential sale or merger of the Company, sale of part of the Company, strategic minority investment, as well as licensing and other transactions.

While we continue to pursue strategic alternatives, we plan to focus on completing development of our 1st Generation LRL module to a level that would be ready to scale in market. We believe our technology and designs for automotive LiDAR can be successful in the market, and our solutions will have features and performance that exceed those of competitors and will provide a sustainable strategic advantage in the market. We believe this would maximize shareholder value in strategic alternatives through a potential acquirer.

Beginning in the third quarter of 2019 and through the end of February 2020, we were selling components to a high definition display system that we developed for a customer under a development agreement. The volume and resulting revenue and gross profit from this business was fairly low. Therefore, in March 2020 we transferred production of the components to the customer. Starting in March, we will earn a royalty from the customer for each unit shipped, with amounts applied against the prepayment that we had previously received from the customer until the prepayment is exhausted. The value of the royalty is approximately equal to the amount of gross profit we would have earned if we continued to produce and ship the components. We believe this arrangement will help us conserve cash, and still preserves our ability to experience financial reward should the volume of components increase in the future.

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

In April 2020, we received funds in the amount of $1,570,881 pursuant to a loan under the Paycheck Protection Program of the 2020 CARES Act ("PPP") administered by the Small Business Administration. The loan has an interest rate of 0.98% and a term of 24 months. No payments are due for the first 6 months, although interest accrues during that period. Thereafter, the loan is repayable in monthly installments over the next 18 months to retire the loan plus accrued interest. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent and utilities, and a portion of the loan used to pay certain costs may be forgivable, all as provided by the terms of the PPP. The CARES Act reduces the amount of the PPP loan that may be forgiven if the borrower reduces full-time equivalent employees during the covered period as compared to a base period. As of September 30, 2020, all of the funds received under the PPP had been used for qualified purposes. We intend to apply for partial forgiveness of the loan under PPP guidelines. Based on the terms of the PPP, we estimate the amount of the loan that will be forgiven will be approximately $690,000, subject to approval by our lender in accordance with PPP guidelines. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. We may prepay the loan at any time prior to maturity with no prepayment penalties.

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

Results of operations

Product revenue
(in thousands)	2020	2019	$ change	% change
Three Months Ended September 30,	$100	$999	$(899)	(90.0)
Nine Months Ended September 30,	1,347	1,198	149	12.4

Product revenue is revenue from sales of our products which are LBS modules and their components. Revenue is recognized when control of the goods passes to the customer. Our quarterly product revenue may vary substantially due to the timing of product orders from customers, product shipments, production constraints and availability of components and raw materials.

The decrease in product revenue for the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to lower product shipments to a major technology company. During the three months ended September 30, 2020, we settled all claims with Ragentek and our distributor. Per the terms of the agreement, the final $100,000 payment to our distributor was no longer required. As a result, we recognized $100,000 of product revenue during the three months ended September 30, 2020 as an adjustment to the transaction price of products previously transferred to our customer. Product revenue for the three months ended September 30, 2019 includes $360,000 related to selling display engines produced for Ragentek, and previously written off, to another customer.

The increase in product revenue for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to product shipments to a major technology company. In March 2020, we completed an agreement for our customer to take over production of the components we had been producing for them. Product revenue backlog at September 30, 2020 and 2019 was zero and $5.5 million, respectively.

License and royalty revenue

(in thousands)	2020	2019	$ change	% change
Three Months Ended September 30,	$539	$17	$522	3,070.6
Nine Months Ended September 30,	1,323	17	1,306	7,682.4

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

In March 2020, we entered into an agreement for our customer to take over production of the components we had been producing for them. The agreement provides that, beginning in March 2020, we will earn a royalty on each component shipped that is approximately equal to the gross profit we earned on each component we had previously produced. The increase in license and royalty revenue for the three and nine months ended September 30, 2020 compared to the same periods in 2019 was primarily due the number of royalty-bearing products sold by our customers.

Contract revenue
(in thousands)	2020	2019	$ change	% change
Three Months Ended September 30,	$-	$174	$(174)	(100.0)
Nine Months Ended September 30,	25	3,066	(3,041)	(99.2)

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

The decrease in contract revenue during the three and nine months ended September 30, 2020 compared to the same period in 2019 was attributed to decreased contract activity because the contract with our April 2017 customer was completed in 2019. Our contract backlog, including orders for prototype units and evaluation kits, at September 30, 2020 and 2019 was zero.

Cost of product revenue
		% of		% of
		product		product
(in thousands)	2020	revenue	2019	revenue	$ change	% change
Three Months Ended September 30,	$-	-	$2,039	204.1	$(2,039)	(100.0)
Nine Months Ended September 30,	1,394	103.5	3,352	279.8	(1,958)	(58.4)

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

Cost of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of manufacturing overhead expense and the volume of direct material purchased. Cost of product revenue was lower during the three and nine months ended September 30, 2020 compared to the same periods in 2019 due to lower inventory write-downs and lower product shipments to a major technology company. Inventory write-downs of $168,000 and $2.2 million were recorded in the nine months ended September 30, 2020 and 2019, respectively.

Cost of contract revenue
		% of		% of
		contract		contract
(in thousands)	2020	revenue	2019	revenue	$ change	% change
Three Months Ended September 30,	$-	-	$33	19.0	$(33)	(100.0)
Nine Months Ended September 30,	4	16.0	1,786	58.3	(1,782)	(99.8)

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

The decrease in the cost of contract revenue during the three and nine months ended September 30, 2020 compared to the same period in 2019 was primarily attributed to reduced activity on the April 2017 development contract because the contract was completed in 2019.

Research and development expense
(in thousands)	2020	2019	$ change	% change
Three Months Ended September 30,	$1,972	$3,566	$(1,594)	(44.7)
Nine Months Ended September 30,	7,262	15,484	(8,222)	(53.1)

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

The decrease in research and development expense during the three and nine months ended September 30, 2020 compared to the same periods in 2019 was due to reduced personnel-related compensation and benefits expenses and lower direct materials and subcontractor costs.

Sales, marketing, general and administrative expense
(in thousands)	2020	2019	$ change	% change
Three Months Ended September 30,	$1,485	$1,697	$(212)	(12.5)
Nine Months Ended September 30,	4,536	6,851	(2,315)	(33.8)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The decrease in sales, marketing, general and administrative expense during the three and nine months ended September 30, 2020 compared to the same period in 2019 was attributed to reduced personnel-related compensation and benefits expenses and purchased services.

Liquidity and capital resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At September 30, 2020, we had $5.0 million in cash and cash equivalents.

Based on our current operating plan that includes anticipated future proceeds from the sale of shares under our existing Purchase Agreement with Lincoln Park Capital Fund, LLC ("Lincoln Park"), we anticipate that we have sufficient cash and cash equivalents to fund our operations through the first quarter of 2021. We will require additional capital to fund our operating plan past that time. We plan to seek additional capital through the issuance of equity or debt securities, and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include further reductions in our production capacities, research and development projects, staff, operating costs, and capital expenditures.

These factors raise substantial doubt regarding our ability to continue as a going concern. Our unaudited financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating activities

Cash used in operating activities totaled $11.8 million during the nine months ended September 30, 2020 compared to cash used in operating activities of $19.7 million during the same period in 2019. The change in cash flows from operating activities is primarily attributed to reduced operating expenses and the timing of payments received from customers during the nine months ended September 30, 2020 compared to the same period in 2019.

Investing activities

During the nine months ended September 30, 2020, net cash provided by investing activities was $431,000 compared to net cash used in investing activities of $671,000 during the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we sold fixed assets to our customer for $525,000 as part of our agreement with them to take over production of the components we had been producing. Purchases of property and equipment during the nine months ended September 30, 2020 and 2019 were $94,000 and $671,000, respectively.

Financing activities

In April 2020, we received funds in the amount of $1,570,881 pursuant to a loan under the PPP administered by the Small Business Administration. The loan has an interest rate of 0.98% and a term of 24 months. As of September 30, 2020, all of the funds received under the PPP had been used for qualified purposes. We intend to apply for partial forgiveness of the loan under PPP guidelines. Based on the terms of the PPP, we estimate the amount of the loan that will be forgiven will be approximately $690,000, subject to approval by our lender pursuant to PPP guidelines.

In December 2019, we entered into a Common Stock Purchase Agreement with Lincoln Park granting us the right to sell shares of our common stock having an aggregate value of up to $16.0 million. Under the terms of the agreement, Lincoln Park made an initial purchase of 1.5 million shares of common stock for $1.0 million at a purchase price of $0.6531 per share. Subject to various limitations and conditions set forth in the agreement, we may sell up to an additional $15.0 million in shares of common stock, from time to time, at our sole discretion to Lincoln Park over a 24-month period beginning December 2019. In consideration for entering into the agreement, we issued 375,000 shares of our common stock, having a value of $277,000, based on the closing stock price at the date of grant, to Lincoln Park as a commitment fee. We incurred an additional $90,000 in issuance costs. As of September 30, 2020, we have issued 19.7 million shares and raised a total of $9.9 million under this agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and market liquidity risk

As of September 30, 2020, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risk is not material.

Our investment policy generally directs that the investment manager should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of September 30, 2020, we had $5.0 million in cash and cash equivalents, which are comprised of operating checking accounts and short-term, highly rated money market savings accounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS

In March 2019, we filed a Notice of Arbitration in Hong Kong against Ragentek as a result of its failure to perform its obligations under a purchase order with us. During 2019, we reached an agreement with the distributor in our Ragentek contract on the final transaction price of the units shipped to them. As part of the agreement reached in 2019, we agreed to return $432,000 of the original transaction price to our distributor. During the three and nine months ended September 30, 2020, payments totaling $59,000 and $332,000 were made to the distributor. During the three months ended September 30, 2020, we settled all claims with Ragentek and our distributor. Per the terms of the agreement, the final $100,000 payment to our distributor was no longer required. Upon settlement we dismissed the arbitration.

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

  As of September 30, 2020, we had an accumulated deficit of $582.7 million.
  We had an accumulated deficit of $572.6 million as of December 31, 2019, and a net loss of $10.1 million during the nine months ended September 30, 2020.

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

Based on our current operating plan that includes anticipated future proceeds from the sale of shares under our existing Purchase Agreement with Lincoln Park Capital Fund, LLC ("Lincoln Park"), we anticipate that we have sufficient cash and cash equivalents to fund our operations through the first quarter of 2021. We will require additional capital to fund our operating plan past that time. We plan to seek additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that any such efforts to obtain additional capital will be successful.

While we continue to pursue strategic alternatives, we plan to focus on developing our automotive LiDAR module. This would involve introducing new technology into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the commercial success of our LBS modules, the rate at which OEMs and ODMs introduce products incorporating our PicoP® scanning technology and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if the mix of revenues and the associated margins varies from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components, products and systems, and equipment manufacturers that may require additional investments by us.

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

For the nine months ended September 30, 2020, one customer accounted for $2.6 million in revenue, representing 96% of our total revenue. For the nine months ended September 30, 2019, one customer accounted for $3.7 million in revenue, representing 86% of our total revenue and a second customer accounted for $559,000 in revenue, representing 13% of our total revenue. Our customers take time to obtain, and the loss of a significant customer could negatively affect our revenue. Our quarterly operating results may vary significantly based upon:

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

On October 26, 2020, the closing price of our common stock was $2.54 per share.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation.
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

MICROVISION, INC.
Date: October 29, 2020	By:	/s/ Sumit Sharma
Sumit Sharma
Chief Executive Officer and Director (Principal Executive Officer)

Date: October 29, 2020	By:	/s/ Stephen P. Holt
Stephen P. Holt
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)