Form 10-K
period 2020-12-31
MICROVISION, INC.
filed 2021-03-15
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $208.0 million (based upon the closing price of $1.36 per share for the registrant's common stock as reported by the Nasdaq Global Market on that date).

The number of shares of the registrant's common stock outstanding as of March 9, 2021 was 157,327,415.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2021 Annual Meeting of Shareholders (the "2021 Proxy Statement") are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

MICROVISION, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

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

ITEM 1. BUSINESS

Overview

MicroVision, Inc. is developing a lidar sensor to be used in automotive safety and autonomous driving applications. Our lidar sensor uses our pioneering laser beam scanning (LBS) technology. Our LBS technology is based on our patented expertise in systems that include micro-electrical mechanical systems (MEMS), laser diodes, opto-mechanics, electronics, algorithms and software and how those elements are packaged into a small form factor. Our lidar sensor also utilizes edge computing and machine intelligence as part of the solution. Though automotive lidar is our priority now, we have developed solutions for Augmented Reality, Interactive Displays, and Consumer Lidars.

We are developing our 1st generation lidar sensor, which we call Long Range Lidar (LRL), for OEM and Tier-1 automotive suppliers to be incorporated into automotive active collision avoidance systems and autonomous driving vehicles. This product will also be targeted for sales to technology companies focused on Mobility as a Service (MaaS). MaaS customers are currently major users of automotive lidar sensors.

In addition to our automotive lidar sensor, we have developed micro-display concepts and designs that could be utilized in head-mounted Augmented Reality (AR) headsets and have developed a 1440i MEMS module that can support augmented reality headsets. We have also developed a display solution targeted at the smart speakers market, which we call an Interactive Display module. This display is designed to project onto a countertop, tabletop or a wall from inside a smart speaker. The user can then touch the projected image on any surface on which the display is visible and it will behave like a touchscreen, as on a tablet or smartphone. Lastly, we have developed a small lidar sensor, which we call Consumer Lidar, for use indoors with smart home systems. This allows for a smart home system to understand what is happening in the home and then enable the smart home to respond in an appropriate way.

For the past few years, our strategy has been to sell AR displays or components, Interactive Displays, or Consumer Lidars to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) for incorporation into their products. However, while we do have a well-known customer for one of these products which generates royalty income, the volume of sales and resulting royalties from that product are not significant, and we have been unable to secure additional customers to launch one of our products.

As a result, since February 2020, we have focused our attention on strategic alternatives, including a potential sale or merger of the Company, sale of part of the Company, strategic minority investment, as well as licensing and other transactions. We currently have no agreements or commitments to engage in any specific strategic transactions, and our exploration of various strategic alternatives may not result in any specific action or transaction. We may be unable to identify, successfully negotiate with and consummate a suitable transaction with a buyer or other strategic partner on favorable terms, on the timeline we expect, or at all. If we determine to engage in a strategic transaction, we cannot predict the impact that such a transaction might have on our operations or stock price, and we cannot predict the impact on our stock price or operations if we fail to enter into such a transaction.

While we continue to pursue strategic alternatives, we plan to focus on increasing the value of the Company by completing development of our 1st Generation LRL module to a level that it would be ready to scale in the market. We believe our technology and designs for automotive lidar can be successful in the market, and our solutions will have features and performance that exceed market needs and competitive products and will provide us several sustainable strategic advantages in the market. In November 2020, we announced the results of initial product tests of our 1st Generation LRL module that demonstrated key features, including an ability to be immune to interference signals from other lidars, rogue malicious signals and interference caused by sunlight.

We believe we are on track to complete our A-Sample hardware along with selected benchmarked data in the April 2021 timeframe. These could be used for demonstration to interested parties. Following completion of the A-Sample hardware we will work to internally verify all features perform as expected. In addition to verification we will conduct reliability and compliance testing. It is possible the 1st Generation LRL could be available for sale, in small quantities, in the third or fourth quarter of 2021.

We have incurred substantial losses since inception, and we expect to incur a significant loss during the fiscal year ending December 31, 2021.

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

As a result of the COVID-19 pandemic, including related governmental guidance or directives, we are still requiring most office-based employees to work remotely. We may experience reductions in productivity and disruptions to our business routines while our remote work policy remains in place, or if our employees become ill and are unable to work. This could have an adverse effect on the timing of our development activities, our ability to raise additional capital, our ability to enter into licensing agreements, or our ability to complete a potential sale or merger of the Company.

In April 2020, we received funds in the amount of $1.6 million pursuant to a loan under the Paycheck Protection Program of the 2020 CARES Act ("PPP") administered by the Small Business Administration. The loan has an interest rate of 0.98% and a term of 24 months. No payments are due for the first 10 months following the 24-week covered period, although interest accrues during that period. Thereafter, the loan is repayable in monthly installments over the next 18 months to retire the loan plus accrued interest. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent and utilities, and a portion of the loan used to pay certain costs may be forgivable, all as provided by the terms of the PPP. The CARES Act reduces the amount of the PPP loan that may be forgiven if the borrower reduces full-time equivalent employees during the covered period as compared to a base period. As of December 31, 2020, all of the funds received under the PPP had been used for qualified purposes. We intend to apply for partial forgiveness of the loan under PPP guidelines. Based on the terms of the PPP, we estimate the amount of the loan that will be forgiven will be approximately $690,000, subject to approval by our lender in accordance with PPP guidelines. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. We may prepay the loan at any time prior to maturity with no prepayment penalties.

Technology

Our patented LBS technology combines a MEMS scanning mirror, laser diode light sources, electronics, and optics that are controlled using our proprietary system control algorithms along with edge computing and machine learning in some systems. The MEMS scanning mirror is a key component of our technology system and is one of our core competencies. Our MEMS scanning mirror is a silicon device that oscillates in a precisely controlled closed loop pattern so that we can place a pixel of light at a precise point. This allows us to generate a projected image pixel-by-pixel for use in lidar sensing and display. Scanning modules with our technology can be designed to operate in one of three different modes: lidar sensing only, display and lidar sensing combined, and display only. For applications that include a projected display, our PicoP® scanning technology creates a brilliant, full color, high-contrast, uniform image over the entire field-of-view from a small and thin module with low power consumption. Our Consumer Lidar scanning module is small with high resolution, low power and low latency which are features that are important for its applications. We believe that our proprietary technology offers significant advantages over other lidar sensing systems and traditional displays.

For automotive lidar, we believe that our sensor will meet the specifications set by OEM's, have high resolution within all range targets, collect large number of points per degree, have dynamic field of view that covers near, mid and far field of view in a single sensor, and provide clustered velocity data for objects in the fields of view at low latency. We also believe our solution will operate in full sunlight and in the presence of lidars in other nearby vehicles. In Augmented Reality (AR) applications, our technology enables high resolution of 1440i for large fields of view with low weight and low latency and persistence. Our Interactive Display gives an instant on and off, full color, focus-free, 720p projected image that is capable of responding as if it were a capacitance touch screen from any surface the projection can be seen on while maintaining Class 1 laser safety requirements. Our Consumer Lidar has a small size and is intended for use indoors with smart home systems. It is designed to enable a smart home system to understand what is happening in the home and respond in an appropriate way.

Markets for Our Technology

All of the uses of the technology that we have developed require that they become a component inside the products of other companies.

For automotive lidar, our LRL sensor would be sold to automotive Tier-1 manufacturers, automotive OEMs, and MaaS technology companies. The sensor is targeted for Level 3 (L3) autonomous safety and Level 4 (L4) autonomous driving applications.

For displays or components for the AR market, we would sell our displays or components to an OEM or ODM for them to incorporate into their product. Our AR technology provides for large fields of view in up to 1440i resolutions with light weight and low latency and persistence.

The Interactive Display modules we would produce using our technology would be assembled inside a smart speaker or other device. The customer for Interactive Display would be an electronics OEM or ODM.

Lastly, our Consumer Lidar would be sold to OEMs or ODMs to incorporate in their overall smart home or smart home security product.

Products and Services

In 2019, our revenue was derived from the sale of components, from development contracts, and from royalty fees for LBS technology. Beginning in the third quarter of 2019 and through the end of February 2020, we were selling components to a high-definition display system that we developed for a well-known customer under a development agreement. The volume and resulting revenue and gross profit from this business was fairly low. Therefore, in March 2020, we transferred production of the components to the customer. Starting in March 2020, we earned a royalty from the customer for each unit shipped, with amounts applied against the prepayment that we had previously received from the customer until the prepayment is exhausted. The value of the royalty is approximately equal to the amount of gross profit we would have earned if we continued to produce and ship the components. We believe this arrangement will help us conserve cash, and still preserves our ability to experience financial benefits should the volume of components increase in the future.

Research and Development

We believe our research and development efforts have earned us a leadership position in the field of LBS technology and applications as applied to consumer electronics, automotive and other markets. Our ability to attract customers and grow revenue will depend on our ability to maintain our LBS technology leadership, to continually improve performance, reduce costs, reduce the size of component parts and scanning modules, and to increase the number of applications and products enabled by our LBS technology.

Our research and development team is located in Redmond, Washington and as of December 31, 2020, was comprised of 37 engineering and technical staff in optics, software engineering, electrical engineering, product engineering, and MEMS design.

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

Manufacturing

We are not manufacturing any products at this time. When we have produced products or components in the past, our products were manufactured by a contract manufacturer based on our proprietary design, process, test, quality and reliability standards and incorporated our LBS technology and included MEMS and ASICs that were produced to order by semiconductor foundries.

Our past manufacturing has not been subject to seasonal variations as our shipments have been relatively small and were in the early stages of product introduction. In the future, depending on our customers' product mix, we may be affected by seasonal fluctuations which could affect working capital demands.

While we are not currently having products produced, below describes how we had products produced in the past and is likely how it will be done again if we were to begin production. We provided forecasts that allow our contract manufacturers to stock component parts and other materials and plan capacity. Our contract manufacturers procured raw materials in volumes consistent with our forecasts, manufactured and/or assembled the products and performed tests according to our specifications. Products were shipped to our customers or shipped to our Redmond, Washington headquarters to be inventoried. We procured some specific components and either sold them or consigned them to our contract manufacturers. We held some inventories of these components. Our contract manufacturers procured additional raw materials we did not own until the finished goods were completed by our contract manufacturer. Title to the products transferred from our contract manufacturers to us and then to our customers when we completed our performance obligations. If raw materials were unused, or the products were not sold within specified periods of time, we may have incurred carrying charges or obsolete material charges for component parts that our contract manufacturers purchased to build products to meet our forecasts or customer orders.

Many of the raw materials used in our components are standard to the consumer electronics industry. Our MEMS, MEMS die, and ASICs have historically been manufactured to our specifications by separate single-source suppliers.

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

Competitive Conditions

The automotive lidar and consumer display industries are highly competitive. Potential products incorporating our LBS technology will compete with the products of other manufacturers or, in the case of our display technology, compete with established technologies, such as flat panel display devices, as well as companies developing new display and sensing technologies. Our competitors include companies such as Velodyne, Innoviz, Luminar Technologies, Aeva, Ouster, Quanergy, Texas Instruments, Intel, Bosch, Opus, Mirrorcle, Maradin, Himax, Pioneer, Sony (LCOS) and others, some of which have much greater financial, technical and other resources than us. Many of our competitors may be currently developing alternative lidar sensing or miniature display technologies. Our competitors may succeed in developing innovative technologies and products that could render our technology or our proposed products commercially infeasible or technologically obsolete.

The lidar sensing and consumer display industries have been characterized by rapid and significant technological advances. Our LBS technology system and potential products may not be competitive with such advances, and we may not have sufficient funds to invest in new technologies, products or processes. Although we believe our technology system and proposed products could deliver higher performance and have other advantages, manufacturers of competing technologies may develop improvements to their technology that could reduce or eliminate the anticipated advantages of our proposed products.

Lidar sensing is a new market, and we believe we are developing products that will have cost and performance benefits over what competitors may offer. However, manufacturers of competing technologies or products may develop improvements to the size, performance, and cost of their products, that could reduce or eliminate the anticipated advantages of our proposed products.

Intellectual Property and Proprietary Rights

We create intellectual property from three sources: internal research and development activities, technology acquisitions, and performance on development contracts. The inventions covered by our patent applications generally relate to systems controls in our LBS technology, component miniaturization, power reduction, feature enhancements, specific implementation of various system components, and design elements to facilitate mass production. Protecting these key-enabling technologies and components is a fundamental aspect of our strategy to penetrate diverse markets with unique products. As such, we intend to continue to develop our portfolio of proprietary and patented LBS technologies at the system, component, and process levels.

We believe our extensive patent portfolio is the largest, broadest, and earliest filed LBS technology portfolio. We have been granted over 450 issued patents and pending patents worldwide. As our technology develops, we periodically review our patent portfolio and eliminate patents that are deemed of low value.  Due to this ongoing portfolio management practice, the number of patents in our portfolio will vary at any given time.

Since our inception in 1993, we have acquired through portfolio purchases, patents that grant us exclusive rights to various LBS technologies. From time to time some of these patents may expire or be abandoned to better utilize resources expended to maintain and generate new intellectual property.

Our ability to compete effectively in automotive lidar, AR, or any other market we may enter may depend, in part, on our ability and the ability of our licensors to maintain the proprietary nature of these technologies.

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

Employees

As of March 9, 2021, we had 52 full-time employees. None of our employees are represented by a labor union.

Our principal human capital objectives are to attract, retain, motivate, and reward our employees to achieve results for our customers and us. To achieve these objectives, our human capital programs seek to (i) support skill building and prepare our employees for advancement through continuous learning, (ii) reward our employees through compensation awards and resources intended to motivate our employees and promote well-being and (iii) continuously identify opportunities for development through regular employee input and engagement.

We also strive for continuous improvement in the diversity and inclusivity among our employees, management, and board of directors, and seek to promote job opportunities to a diverse pool of qualified candidates. We are also committed to providing an inclusive work environment free of discrimination or harassment of any kind and is supported by policies, communications, and reporting and resolution resources.

Protecting the safety, health, and well-being of our employees is also a key priority. Throughout the COVID-19 pandemic, we have remained focused on the health and safety of our employees by implementing new safety protocols. We have implemented work-from-home procedures where possible, required the wearing of masks and physical distancing on the job, and increased cleaning procedures and provided cleaning supplies.

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

  As of December 31, 2020, we had an accumulated deficit of $586.2 million.
  We had an accumulated deficit of $546.1 million from inception through December 31, 2018, a net loss of $26.5 million in 2019, and a net loss of $13.6 million in 2020.

The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered by companies formed to develop and commercialize new technologies. In particular, our operations to date have focused primarily on research and development of our LBS technology system and development of demonstration units. We are unable to accurately estimate future revenues and operating expenses based upon historical performance.

We cannot be certain that we will succeed in obtaining additional development revenue or commercializing our technology or products. In light of these factors, we expect to continue to incur significant losses and negative cash flow at least through 2021 and likely thereafter. There is significant risk that we will not achieve positive cash flow at any time in the future.

We were unable to secure a customer to launch one of our module products in 2020, as planned. As a result, we plan to focus our attention in the near term on strategic alternatives, including a potential sale or merger of the Company, sale of part of the Company, strategic minority investment, as well as licensing and other transactions. There is substantial risk that these efforts will be unsuccessful. Such efforts may also be impeded by the impact of COVID-19 on parties who might have otherwise been interested in pursuing a transaction or on economic and market conditions generally. We currently have no agreements or commitments to engage in any specific strategic transactions, and our exploration of various strategic alternatives may not result in any specific action or transaction. We may be unable to identify, successfully negotiate with and consummate a suitable transaction with a buyer or other strategic partner on favorable terms, on the timeline we expect, or at all. If we determine to engage in a strategic transaction, we cannot predict the impact that such a transaction might have on our operations or stock price, and we cannot predict the impact on our stock price or operations if we fail to enter into such a transaction.

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

The adverse impacts of the pandemic on our business and future financial performance could include, but are not limited to:

  our ability to raise additional capital,
  our ability to enter into licensing agreements,
  our technology development plans and timelines,
  significant declines in revenue due to supply chain disruptions, our operating effectiveness resulting from employees working remotely or being ill and unable to work, and our ability to complete a sale or merger of the Company.

We may require additional capital to fund our operations and to implement our business plan. If we do not obtain additional capital, we may be required to curtail our operations substantially. Raising additional capital may dilute the value of current shareholders' shares.

Based on our current operating plan and including $61.4 million raised under At-the-Market equity offering agreements with Craig-Hallum Capital Group since December 31, 2020, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months. We may require additional capital to fund our operating plan past that time. We may seek to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that any such efforts to obtain additional capital would be successful.

While we continue to pursue strategic alternatives, we plan to focus on developing our automotive lidar module. This would involve introducing new technology into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the commercial success of our LBS modules, the rate at which OEMs and ODMs introduce products incorporating our LBS technology and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if the mix of revenues and the associated margins vary from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components, products and systems, and equipment manufacturers that may require additional investments by us.

Additional capital may not be available to us or, if available, may not be available on terms acceptable to us or on a timely basis. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of our current shareholders' shares. If adequate capital resources are not available on a timely basis, we may consider limiting our operations substantially and we may be unable to continue as a going concern. This limitation of operations could include reducing investments in our research and development projects, staff, operating costs, and capital expenditures which could jeopardize our ability to achieve our business goals or satisfy our customer requirements. In February 2020, we reduced headcount by approximately 60% following an OEM's decision not to incorporate our technology into its products. As a result, further cost reduction efforts may be particularly difficult to implement.

Qualifying a contract manufacturer or foundry for our products could cause us to experience delays that result in lost revenues and damaged customer relationships.

We rely on single or limited-source suppliers to manufacture our products. Establishing a relationship with a contract manufacturer or foundry is a time-consuming process, as our unique technology may require significant manufacturing process adaptation to achieve full manufacturing capacity. Accordingly, we may be unable to establish a relationship with a contract manufacturer at prices or on other terms that are acceptable to us.

Changes in our supply chain may result in increased cost and delay and may subject us to risks and uncertainties regarding, but not limited to, product warranty, product liability and quality control standards. The loss of any single or limited-source supplier, the failure of any of these suppliers to perform as expected or the disruption in the supply chain of components from these suppliers could cause significant delays in product deliveries, which may result in lost revenues and damaged customer relationships. To the extent that we are not able to establish a relationship with a contract manufacturer or foundry in a timely manner, we may be unable to meet contract or production milestones, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our success will depend, in part, on our ability to secure and retain significant third-party manufacturing resources.

Our success will depend, in part, on our ability to provide our components and future products in commercial quantities at competitive prices and on schedule. Accordingly, we will be required to obtain and retain access, through business partners or contract manufacturers, to manufacturing capacity and processes for the commercial production of our expected future products.

Our foreign contract manufacturers could experience severe financial difficulties or other disruptions in their business, and such continued supply could be significantly reduced or terminated. In addition, we cannot be certain that we will successfully obtain and retain access to needed manufacturing resources concurrent with a significant increase in our planned production levels. Future manufacturing limitations of our suppliers could constrain the number of products that we are able to develop and produce.

We are dependent on third parties in order to develop, manufacture, sell and market products incorporating our LBS technology, scanning modules, and the scanning module components.

Our business strategy for commercializing our technology in products incorporating LBS technology includes entering into development, manufacturing, licensing, sales and marketing arrangements with OEMs, ODMs and other third parties. These arrangements reduce our level of control over production and distribution and may subject us to risks and uncertainties regarding, but not limited to, product warranty, product liability and quality control standards.

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

In addition, we could encounter significant delays in introducing our LBS technology or find that the development, manufacture or sale of products incorporating our technology would not be feasible. To the extent that we enter into development, manufacturing, licensing, sales and marketing or other arrangements, our revenues will depend upon the performance of third parties. We cannot be certain that any such arrangements will be successful.

We cannot be certain that our technology system or products incorporating our LBS technology will achieve market acceptance. If our technology system or products incorporating our technology do not achieve market acceptance, our revenues may not grow.

Our success will depend in part on customer acceptance of our LBS technology. Our technology may not be accepted by manufacturers who use lidar sensing and display technologies in their products, by systems integrators, OEMs, and ODMs who incorporate the scanning module components into their products or by end users of these products. To be accepted, our LBS technology must meet the expectations of our current and potential customers in the consumer electronics, automotive, and other markets. If our technology system or products incorporating our LBS technology do not achieve market acceptance, we may not be able to continue to develop our technology.

Future products incorporating our LBS technology and scanning modules are dependent on advances in technology by other companies.

Our LBS technology will continue to rely on technologies, such as laser diode light sources and other components that are developed and produced by other companies. The commercial success of certain future products incorporating our LBS technology will depend, in part, on advances in these and other technologies by other companies. We may, from time to time, contract with and support companies developing key technologies in order to accelerate the development of them for our or our customers' specific uses. There are no guarantees that such activities will result in useful technologies or products that will be profitable.

We are dependent on a small number of customers for our revenue. Our quarterly performance may vary substantially and this variance, as well as general market conditions, may cause our stock price to fluctuate greatly and potentially expose us to litigation.

In 2020, one customer accounted for $3.0 million in revenue, representing 97% of our total revenue. In 2019, one customer accounted for $7.7 million in revenue, representing 86% of our total revenue and a second customer accounted for $1.2 million in revenue, representing 13% of our total revenue. Our customers take time to obtain, and the loss of a significant customer could negatively affect our revenue. Our quarterly operating results may vary significantly based upon:

  Market acceptance of products incorporating our LBS technology;
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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. During the 12 months prior to the date of this report, our common stock has traded at a low of $0.15 and a high of $24.18. From the beginning of 2021 through March 9, 2021, our common stock has traded at a low of $4.86 and a high of $24.18. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. For the fiscal year ended December 31, 2020, we incurred a loss per share of $(0.10).

As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

  investor reaction to our business strategy;
  the success of competitive products or technologies;
  any developments with respect to our pursuit of strategic alternatives, including a potential sale or merger of the Company, sale of part of the Company, strategic minority investment, or licensing and other transactions;
  the timing and results of our development efforts with respect to our first generation LRL module;
  changes in regulatory or industry standards applicable to our technologies;
  variations in our financial and operating results or those of companies that are perceived to be similar to us;
  developments concerning our collaborations or partners;
  developments or disputes with any third parties that supply, manufacture, sell or market any of our products;
  developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
  actual or perceived defects in any of our products, if commercialized, and any related product liability claims;
  our ability or inability to raise additional capital and the terms on which we raise it;
  declines in the market prices of stocks generally;
  trading volume of our common stock;
  sales of our common stock by us or our stockholders;
  general economic, industry and market conditions; and
  other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the recent outbreak of COVID-19, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

Since the stock price of our common stock has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management's attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current levels or that future sales of our common stock will not be at prices lower than those sold to investors.

Additionally, securities of certain companies have recently experienced significant and extreme volatility in stock price due to short sellers of shares of common stock, known as a "short squeeze." These short squeezes have caused extreme volatility in both the stock prices of those companies and in the market, and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment, as in many cases the price per share has declined steadily as interest in those stocks have abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we will not be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

We may not be able to maintain our listing on The Nasdaq Global Market and it may become more difficult to sell our stock in the public market.

Our common stock is listed on The Nasdaq Global Market. To maintain our listing on this market, we must meet Nasdaq's listing maintenance standards. If we are unable to continue to meet Nasdaq's listing maintenance standards for any reason, our common stock could be delisted from The Nasdaq Global Market. If our common stock were delisted, we may seek to list our common stock on The Nasdaq Capital Market, the NYSE American or on a regional stock exchange or, if one or more broker-dealer market makers comply with applicable requirements, the over-the-counter (OTC) market. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were to trade in the OTC market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock.

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

On March 9, 2021, the closing price of our common stock was $14.08 per share.

Our lack of financial and technical resources relative to our competitors may limit our revenues, potential profits, overall market share or value.

Our products and potential products incorporating our LBS technology will compete with established manufacturers of existing products and companies developing new technologies. Many of our competitors have substantially greater financial, technical and other resources than we have. Because of their greater resources, our competitors may develop products or technologies that may be superior to our own. The introduction of superior competing products or technologies could result in reduced revenues, lower margins or loss of market share, any of which could reduce the value of our business. Additionally, for a variety of reasons, customers may choose to purchase from suppliers that have substantially greater financial, technical or other resources than we have.

We may not be able to keep up with rapid technological change and our financial results may suffer.

The automotive lidar and consumer display industries have been characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards. Our success will depend upon our ability to further develop our LBS technology system and to cost effectively introduce new products and features in a timely manner to meet evolving customer requirements and compete with competitors' product advances. We may not succeed in these efforts due to:

  Delays in product development;
  Lack of market acceptance for our technology or products incorporating our LBS technology; or
  Lack of funds to invest in product research, development and marketing.

The occurrence of any of the above factors could result in decreased revenues, market share and value of our business.

We could face lawsuits related to our use of LBS technology or other technologies. Defending these suits would be costly and time-consuming. An adverse outcome, in any such matter, could limit our ability to commercialize our technology or products incorporating our LBS technology, reduce our revenues and increase our operating expenses.

We are aware of several patents held by third parties that relate to certain aspects of light scanning displays and 3D sensing products. These patents could be used as a basis to challenge the validity, limit the scope or limit our ability to obtain additional or broader patent rights of our patents. A successful challenge to the validity of our patents could limit our ability to commercialize our technology or products incorporating our LBS technology and, consequently, materially reduce our revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us with respect to current and future technology. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually be issued with claims that will be infringed by our products or our technology.

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

Our ability to successfully offer products incorporating LBS technology and implement our business plan in a rapidly evolving market requires an effective planning and management process. The growth in business and relationships with customers and other third parties has placed, and will continue to place, a significant strain on our management systems and resources. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to train and manage our work force. Following our substantial reduction in headcount in February 2020, the risks associated with strained resources are heightened.

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

Our technology and products incorporating our LBS technology may be subject to future environmental, health and safety regulations that could increase our development and production costs.

Our technology and products incorporating our LBS technology could become subject to future environmental, health and safety regulations or amendments that could negatively impact our ability to commercialize our technology and products incorporating our LBS technology. Compliance with any such new regulations would likely increase the cost to develop and produce products incorporating our LBS technology, and violations may result in fines, penalties or suspension of production. If we become subject to any environmental, health, or safety laws or regulations that require us to cease or significantly change our operations to comply, our business, financial condition and operating results could be adversely affected.

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

Because we plan to continue using foreign suppliers, our operating results could be harmed by economic, political, regulatory and other factors in foreign countries.

We currently use foreign suppliers and plan to continue to use foreign suppliers to manufacture current and future components and products, where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including, but not limited to:

  Political and economic instability;
  High levels of inflation, historically the case in a number of countries in Asia;
  Burdens and costs of compliance with a variety of foreign laws, regulations and sanctions;
  Foreign taxes and duties;
  Changes in tariff rates or other trade, tax or monetary policies; and
  Changes or volatility in currency exchange rates and interest rates.

Our suppliers' facilities could be damaged or disrupted by a natural disaster or labor strike, either of which would materially affect our financial position, results of operations and cash flows.

A major catastrophe, such as an earthquake, monsoon, flood, infectious disease including the COVID-19 virus, or other natural disaster, labor strike, or work stoppage at our suppliers' facilities or our customers, could result in a prolonged interruption of our business. A disruption resulting from any one of these events could cause significant delays in product shipments and the loss of sales and customers, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

If we are unable to obtain effective intellectual property protection for our products, processes and technology, we may be unable to compete with other companies.

Intellectual property protection for our products, processes and technology is important and uncertain. If we do not obtain effective intellectual property protection for our products, processes and technology, we may be subject to increased competition. Our commercial success will depend, in part, on our ability, to maintain the proprietary nature of our LBS technology and other key technologies by securing valid and enforceable patents and effectively maintaining unpatented technology as trade secrets.

We protect our proprietary LBS technology by seeking to obtain United States and foreign patents in our name, or licenses to third party patents, related to proprietary technology, inventions, and improvements that may be important to the development of our business. However, our patent position involves complex legal and factual questions. The standards that the United States Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change.

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

We could be subject to product liability claims if any of the product applications are alleged to be defective or cause harmful effects. For example, because some of the scanning modules incorporating our LBS technology could scan a low power beam of colored light into the user's eye, the testing, manufacture, marketing and sale of these products involve an inherent risk that product liability claims will be asserted against us.

Additionally, any misuse of our technology or products incorporating our LBS technology by end users or third parties that obtain access to our technology, could result in negative publicity and could harm our brand and reputation. Product liability claims or other claims related to our products or our technology, regardless of their outcome, could require us to spend significant time and money in litigation, divert management time and attention, require us to pay significant damages, harm our reputation or hinder acceptance of our products. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products and our LBS technology.

Our contracts and collaborative research and development agreements have long sales cycles, which makes it difficult to plan our expenses and forecast our revenues.

Our contracts and collaborative research and development agreements have long sales cycles that involve numerous steps including determining the product application, exploring the technical feasibility of a proposed product, evaluating the costs of manufacturing a product or qualifying a contract manufacturer for production. Typically, these contracts and agreements involve several face-to-face meetings before they conclude. Infectious diseases including COVID-19 may delay face-to-face meetings and closing contracts and agreements. Our long sales cycle, which can last several years, makes it difficult to predict the quarter in which revenue recognition will occur. Delays in entering into contracts and collaborative research and development agreements could cause significant variability in our revenues and operating results for any particular period.

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

ITEM 3. LEGAL PROCEEDINGS

In March 2019, we filed a Notice of Arbitration in Hong Kong against Ragentek as a result of its failure to perform its obligations under a purchase order with us.  During 2019, we reached an agreement with the distributor in our Ragentek contract on the final transaction price of the units shipped to them. As part of the agreement reached in 2019, we agreed to return $432,000 of the original transaction price to our distributor. During 2020, payments totaling $332,000 were made to the distributor and we settled all claims with Ragentek and our distributor. Per the terms of the agreement in 2020, the final $100,000 payment to our distributor was no longer required. Upon settlement we dismissed the arbitration.

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

Sumit Sharma, age 47, was appointed Chief Executive Officer in February 2020 and served as Chief Operating Officer from June 2018 to February 2020, after serving as Vice President of Product Engineering and Operations since February 2017 and Vice President and Senior Director of Operations since September 2015. Prior to MicroVision, from April 2015 to September 2015, he was a Product Development and Operations consultant at BlueMadison Consulting. From November 2013 to March 2015, he was the Senior Director, Advanced Manufacturing Operations and Technology Development at Jawbone. From March 2011 to October 2013, he was the Head of Manufacturing Operations for project GLASS at Google. Mr. Sharma has extensive experience in optics, wearable technology, product development and qualification for automotive industry.  Mr. Sharma also has deep experience in global operations and developing strategic partnerships. A patent holder, Mr. Sharma received his baccalaureate degree in engineering from New Jersey Institute of Technology.

Stephen P. Holt, age 58, joined MicroVision in April 2013 as Chief Financial Officer. Prior to MicroVision, from May 2007 to May 2012, he served as Chief Financial Officer of PixelOptics, where he played a lead role in bringing the company's first electronic focusing eyewear product to market. At this venture capital-backed start-up, Mr. Holt raised capital and negotiated strategic partner agreements to license technology in addition to implementing policies and procedures to create an infrastructure capable of supporting rapid growth while maintaining a strong internal control environment. From March 2006 to April 2007, he was the Chief Financial Officer of Interstate Distributors, a trucking and transportation services company. From December 2003 to March 2006, he was the Chief Financial Officer of a group of companies consisting of Activelight, Boxlight, Cinelight and Projector Wholesale Supply. These companies were value-added resellers and distributors of audio-visual and projection equipment. Mr. Holt, a Certified Management Accountant, holds a B.S. from California State University, Chico and an M.B.A. from Santa Clara University.

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

As of March 9, 2021, there were approximately 115 holders of record of 157,327,415 shares of common stock outstanding. As many of our shares of common stock are held by brokerages and institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are developing our 1st generation lidar sensor, which we call Long Range Lidar, for OEM and Tier-1 automotive suppliers to be incorporated into automotive active collision avoidance systems and autonomous driving vehicles. This product will also be targeted for sales to technology companies focused on Mobility as a Service (MaaS). MaaS customers are currently major users of automotive lidar sensors. Though automotive lidar is our priority now, we have developed solutions for Augmented Reality, Interactive Displays, and Consumer Lidars.

For the past few years, our strategy has been to sell AR displays or components, Interactive Displays, or Consumer Lidars to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) for incorporation into their products. However, while we do have a well-known customer for one of these products which generates royalty income, the volume of sales and resulting royalties from that product are not significant, and we have been unable to secure additional customers to launch one of our products.

As discussed above, we plan to focus our attention on strategic alternatives, including a potential sale or merger of the Company, sale of part of the Company, strategic minority investment, as well as licensing and other transactions.

We have incurred substantial losses since inception and expect to incur a significant loss during the fiscal year ending December 31, 2021. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. There can be no assurance that additional capital will be available or that, if available, it will be available on terms acceptable to us on a timely basis. We cannot be certain that we will succeed in commercializing our technology or products.

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

As a result of the COVID-19 pandemic, including related governmental guidance or directives, we are still requiring most office-based employees to work remotely. We may experience reductions in productivity and disruptions to our business routines while our remote work policy remains in place or if our employees become ill and are unable to work. This could have an adverse effect on the timing of our development activities, our ability to raise additional capital, our ability to enter into licensing agreements, or our ability to complete a potential sale or merger of the Company.

In April 2020, we received funds in the amount of $1.6 million pursuant to a loan under the Paycheck Protection Program of the 2020 CARES Act ("PPP") administered by the Small Business Administration. The loan has an interest rate of 0.98% and a term of 24 months. No payments are due for the first 10 months following the 24-week covered period, although interest accrues during that period. Thereafter, the loan is repayable in monthly installments over the next 18 months to retire the loan plus accrued interest. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent and utilities, and a portion of the loan used to pay certain costs may be forgivable, all as provided by the terms of the PPP. The CARES Act reduces the amount of the PPP loan that may be forgiven if the borrower reduces full-time equivalent employees during the covered period as compared to a base period. As of December 31, 2020, all of the funds received under the PPP had been used for qualified purposes. We intend to apply for partial forgiveness of the loan under PPP guidelines. Based on the terms of the PPP, we estimate the amount of the loan that will be forgiven will be approximately $690,000, subject to approval by our lender in accordance with PPP guidelines. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. We may prepay the loan at any time prior to maturity with no prepayment penalties.

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

We believe the following key accounting policies require significant judgments and estimates used in the preparation of our financial statements.

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

The key accounting policies described above are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for us to apply judgment or make estimates. There are also areas in which our judgment in selecting any available alternative would not produce a materially different result to our financial statements. Additional information about our accounting policies, and other disclosures required by generally accepted accounting principles, are set forth in the notes to our financial statements.

Inflation has not had a material impact on our revenues or income from continuing operations over the three most recent fiscal years.

Results of Operations

YEAR ENDED DECEMBER 31, 2020 COMPARED TO YEAR ENDED DECEMBER 31, 2019.

Product revenue
		% of		% of
		total		total
	2020	revenue	2019	revenue	$ change	% change
(In thousands)
Product revenue	$1,347	43.6	$5,345	60.2	$(3,998)	(74.8)

Product revenue is revenue from sales of our products which are LBS modules and their components. Revenue is recognized when control of the goods passes to the customer.

The decrease in product revenue for the year ended December 31, 2020 compared to the same period in 2019 was primarily due to reduced product shipments to a major technology company. Beginning in the third quarter of 2019 and through the end of February 2020, we were selling components to a high definition display system that we developed for a customer under a development agreement. The volume and resulting revenue and gross profit from this business was fairly low. Therefore, in March 2020 we transferred production of the components to the customer. Starting in March 2020, we earn a royalty from the customer for each unit shipped.

Product revenue in 2019 included $1.2 million related to the sale of display modules that had been produced for Ragentek and delivered to our distributor in 2017. Our distributor made payments in excess of revenue recognized and Ragentek failed to meet their obligations under the March 2017 order. During 2019, the remaining units held by our distributor were sold to other customers and we reached an agreement with our distributor on the final transaction price of the units shipped to them.

Product revenue backlog at December 31, 2020 and 2019 was zero and $6.7 million, respectively. The December 31, 2019 backlog was primarily due to the production orders received from a major technology company under the product supply agreement signed in April 2017. The reduction in product backlog was due to the transferring of production to our customer.

License and royalty revenue
		% of		% of
		total		total
	2020	revenue	2019	revenue	$ change	% change
(In thousands)
License and royalty revenue	$1,718	55.6	$99	1.1	$1,619	1,635.4

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

In March 2020, we entered into an agreement for our customer to take over production of the components we had been producing for them. The agreement provides that, beginning in March 2020, we will earn a royalty on each component shipped that is approximately equal to the gross profit we would have earned if we continued to produce and ship the components. The increase in license and royalty revenue for the twelve months ended December 31, 2020 compared to the same period in 2019 was primarily due to this change, moving to a royalty arrangement from recognizing product revenue.

Contract revenue

		% of		% of
		total		total
	2020	revenue	2019	revenue	$ change	% change
(In thousands)
Contract revenue	$25	0.8	$3,442	38.7	$(3,417)	(99.3)

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

The decrease in contract revenue during the year ended December 31, 2020 compared to the same period in 2019 was attributed to decreased contract activity because the contract with our April 2017 customer was completed in 2019. Our contract backlog, including orders for prototype units and evaluation kits, at December 31, 2020 and 2019 was zero.

Cost of product revenue
		% of		% of
		product		product
	2020	revenue	2019	revenue	$ change	% change
(In thousands)
Cost of product revenue	$1,394	103.5	$6,692	125.2	$(5,298)	(79.2)

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

Cost of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of manufacturing overhead expense and the volume of direct material purchased. Cost of product revenue was lower during the twelve months ended December 31, 2020 compared to the same period in 2019 due to lower product shipments to a major technology company and lower inventory write-downs. Inventory write-downs of $168,000 and $2.2 million were recorded in the twelve months ended December 31, 2020 and 2019, respectively.

Cost of contract revenue
		% of		% of
		contract		contract
	2020	revenue	2019	revenue	$ change	% change
(In thousands)
Cost of contract revenue	$4	16.0	$1,872	54.4	$(1,868)	(99.8)

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

The decrease in the cost of contract revenue during the year ended December 31, 2020 compared to the same period in 2019 was attributed to reduced activity on the April 2017 development contract because the contract was completed in 2019.

Research and development expense
	2020	2019	$ change	% change
(In thousands)
Research and development expense	$9,840	$18,661	$(8,821)	(47.3)

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

The decrease in research and development expense during the year ended December 31, 2020 compared to the same period in 2019 was attributable to reduced personnel-related compensation and benefits expenses and lower direct materials and subcontractor costs.

Sales, marketing, general and administrative expense
	2020	2019	$ change	% change
(In thousands)
Sales, marketing, general and administrative expense	$5,917	$8,133	$(2,216)	(27.2)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The decrease in sales, marketing, general and administrative expense during the year ended December 31, 2020 compared to the same period in 2019 was attributed to lower personnel-related compensation and benefits expenses and lower professional and outside services costs. At the end of 2020 there were no sales or marketing personnel with the Company.

Income taxes

No provision for income taxes has been recorded because we have experienced net losses from inception through December 31, 2020. At December 31, 2020, we had net operating loss carryforwards of approximately $396.6 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $8.8 million. During 2020, $28.4 million federal net operating losses expired unused. A majority of the net operating loss carryforwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2021 to 2040, if not previously used.

In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our shareholders during any three-year period would result in a limitation on our ability to use a portion of our net operating loss carryforwards.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. We did not have any unrecognized tax benefits at December 31, 2020 or at December 31, 2019.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At December 31, 2020, we had $16.9 million in cash and cash equivalents.

Based on our current operating plan and including $61.4 million received in 2021 under At-the-Market equity offering agreements with Craig-Hallum Capital Group, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months. We may require additional capital to fund our operating plan past that time. We may obtain additional capital through the issuance of equity or debt securities, and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include further reductions in our research and development projects, staff, operating costs, and capital expenditures.

Operating activities

Cash used in operating activities totaled $16.1 million during 2020, compared to $24.0 million in 2019. Cash used in operating activities resulted primarily from cash used to fund our net loss, after adjusting for non-cash charges such as share-based compensation, depreciation and amortization charges and changes in operating assets and liabilities. The changes in cash used in operating activities were primarily attributed to reduced operating expenses and the timing of payments received from customers during the year ended December 31, 2020 compared to the year ended December 31, 2019.

Investing activities

Cash provided by investing activities totaled $123,000 in 2020, compared to cash used in investing activities of $745,000 in 2019. During the year ended December 31, 2020, we sold fixed assets to our customer for $525,000 as part of our agreement with them to take over production of the components we had been producing. Purchases of property and equipment during the twelve months ended December 31, 2020 and 2019 were $402,000 and $745,000, respectively.

Financing activities

Cash provided by financing activities totaled $27.0 million in 2020, compared to $16.9 million in 2019. Principal payments under finance leases were $29,000 in 2020 and $20,000 in 2019.

The following is a list of our financing activities during 2020 and 2019.

  In December 2020, we entered into a $13.0 million At-the-Market (ATM) equity offering agreement with Craig-Hallum Capital Group (Craig-Hallum). Under the agreement we may, from time to time, at our discretion offer and sell shares of our common stock having an aggregate value of up to $13.0 million through Craig-Hallum. As of December 31, 2020, we had issued 1.0 million shares for net proceeds of $6.1 million that was received in January 2021. The $6.1 million is not included in the cash balance as of December 31, 2020.
  In November 2020, we entered into a $10.0 million ATM equity offering agreement with Craig-Hallum Capital Group. As of December 31, 2020, we had completed sales under such sales agreement, having sold 4.9 million shares for net proceeds of $9.6 million.
  In April 2020, we received funds in the amount of $1.6 million pursuant to a loan under the PPP administered by the Small Business Administration. The loan has an interest rate of 0.98% and a term of 24 months. As of September 30, 2020, all of the funds received under the PPP had been used for qualified purposes. We intend to apply for partial forgiveness of the loan under PPP guidelines. Based on the terms of the PPP, we estimate the amount of the loan that will be forgiven will be approximately $690,000, subject to approval by our lender pursuant to PPP guidelines.
  In December 2019, we entered into a Common Stock Purchase Agreement with Lincoln Park granting us the right to sell shares of our common stock having an aggregate value of up to $16.0 million. Under the terms of the agreement, Lincoln Park made an initial purchase of 1.5 million shares of common stock for $1.0 million at a purchase price of $0.6531 per share. Subject to various limitations and conditions set forth in the agreement, we were able to sell up to an additional $15.0 million in shares of common stock, from time to time, at our sole discretion to Lincoln Park over a 24-month period beginning December 2019. In consideration for entering into the agreement, we issued 375,000 shares of our common stock, having a value of $277,000, based on the closing stock price at the date of grant, to Lincoln Park as a commitment fee. We incurred an additional $90,000 in issuance costs. As of December 31, 2020, we had completed sales under such sales agreement, having sold 22.2 million shares for net proceeds of $15.6 million.
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

In addition to the $6.1 million received in January 2021 for the 1.0 million shares of common stock that were issued in December 2020 under the ATM equity offering agreement with Craig-Hallum, we have raised an additional $55.3 million in 2021. Please see Note 17 Subsequent Events for additional details.

Our capital requirements will depend on many factors, including, but not limited to, the rate at which OEMs and ODMs introduce products incorporating our LBS technology and the market acceptance and competitive position of such products. Our ability to raise capital will depend on numerous factors, including the following:

  Perceptions of our ability to continue as a going concern;
  Market acceptance of products incorporating our LBS technology;
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

If we are successful in establishing OEM or ODM co-development and joint venture arrangements, we expect our partners to fund certain non-recurring engineering costs for technology development and/or for product development. Nevertheless, we expect our capital requirements to remain high as we expand our activities and operations with the objective of commercializing our LBS technology.

Contractual obligations

The following table lists our contractual obligations as of December 31, 2020 (in thousands):

	Payments Due By Period
	‹ 1 year	1-3 years	3-5 years	> 5 years	Total
Contractual Obligations
Open purchase obligations *	$701	$138	$-	$-	$839
Minimum payments under finance leases	35	46	-	-	81
Minimum payments under operating leases	676	871	-	-	1,547
Minimum payments under long-term liabilities	445	1,158	-	-	1,603
	$1,857	$2,213	$-	$-	$4,070

* Open purchase obligations represent commitments to purchase materials, capital equipment, maintenance agreements and other goods used in the normal operation of our business.
+ License and royalty obligations continue through the lives of the underlying patents, which is currently through at least 2024.

Recent accounting pronouncements

See Note 2, "Summary of significant accounting policies," in the Notes to the financial statements found in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of December 31, 2020, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risks is not material.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity, and return. As of December 31, 2020, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts. The values of cash and cash equivalents as of December 31, 2020, are as follows (in thousands):

	Amount	Percent
Cash and cash equivalents	$16,862	100%
Less than one year	-	-
	$16,862	100%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
MicroVision, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MicroVision, Inc. (the "Company") as of December 31, 2020 and 2019, the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended, and the related notes and schedule (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Moss Adams LLP

Seattle, Washington
March 15, 2021

We have served as the Company's auditor since 2012.

MicroVision, Inc.
Balance Sheets
(In thousands)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$16,862	$5,837
Accounts receivable	-	1,079
Inventory	-	192
Other current assets	698	729
Total current assets	17,560	7,837

Property and equipment, net	1,883	1,849
Operating lease right-of-use asset	946	1,308
Restricted cash	435	435
Intangible assets, net	164	221
Other assets	18	186
Total assets	$21,006	$11,836

Liabilities and shareholders' equity (deficit)
Current liabilities
Accounts payable	$630	$1,871
Accrued liabilities	495	2,045
Deferred revenue	-	21
Contract liabilities	7,765	9,755
Other current liabilities	-	83
Current portion of long-term debt	431	-
Current portion of operating lease liability	676	656
Current portion of finance lease obligations	31	25
Total current liabilities	10,028	14,456

Long-term debt, net of current portion	1,151	-
Operating lease liability, net of current portion	774	1,348
Finance lease obligations, net of current portion	44	9
Total liabilities	11,997	15,813

Commitments and contingencies (Note 13)

Shareholders' equity (deficit)
Preferred stock, par value $0.001; 25,000 shares authorized; zero and
zero shares issued and outstanding, respectively	-	-
Common stock, par value $0.001; 210,000 shares authorized;
152,926 and 125,803 shares issued and outstanding at December 31,
2020 and 2019, respectively	153	126
Additional paid-in capital	601,224	568,496
Subscriptions receivable	(6,135)	-
Accumulated deficit	(586,233)	(572,599)
Total shareholders' equity (deficit)	9,009	(3,977)
Total liabilities and shareholders' equity (deficit)	$21,006	$11,836

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019

Product revenue	$1,347	$5,345
License and royalty revenue	1,718	99
Contract revenue	25	3,442
Total revenue	3,090	8,886

Cost of product revenue	1,394	6,692
Cost of contract revenue	4	1,872
Total cost of revenue	1,398	8,564

Gross profit	1,692	322

Research and development expense	9,840	18,661
Sales, marketing, general and administrative expense	5,917	8,133
Gain on disposal of fixed assets	(450)	-
Total operating expenses	15,307	26,794
Loss from operations	(13,615)	(26,472)

Other expense, net	(19)	(11)
Net loss	$(13,634)	$(26,483)

Net loss per share - basic and diluted	$(0.10)	$(0.24)

Weighted-average shares outstanding - basic and diluted	139,829	111,297

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Statements of Shareholders' Equity (Deficit)
(In thousands)

			Additional			Total
	Common Stock		paid-in	Subscriptions	Accumulated	shareholders'
	Shares	Par value	capital	receivable	deficit	equity (deficit)
Balance at December 31, 2018	100,105	$100	$550,133	$-	$(546,116)	$4,117
Share-based compensation expense	822	1	1,613	-	-	1,614
Sales of common stock	24,876	25	16,750	-	-	16,775
Net loss	-	-	-	-	(26,483)	(26,483)
Balance at December 31, 2019	125,803	126	568,496	-	(572,599)	(3,977)
Share-based compensation expense	201	-	1,252	-	-	1,252
Exercise of options	693	1	999	-	-	1,000
Sales of common stock	26,229	26	30,477	(6,135)	-	24,368
Net loss	-	-	-	-	(13,634)	(13,634)
Balance at December 31, 2020	152,926	$153	$601,224	$(6,135)	$(586,233)	$9,009

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020		2019
Cash flows from operating activities
Net loss	$(13,634)		$(26,483)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	963		1,649
Impairment of intangible assets	-		160
Impairment of property and equipment	-		434
Gain on disposal of property and equipment	(450)		-
Share-based compensation expense	1,297		1,569
Non-cash interest expense	11		-
Inventory write-downs	168		2,203
Change in:
Accounts receivable	1,079		(603)
Costs and estimated earnings in excess of billings on uncompleted contracts	-		987
Inventory	24		(1,286)
Other current and non-current assets	154		1,911
Accounts payable	(1,387)		(268)
Accrued liabilities	(1,550)		(3,379)
Deferred revenue	(21)		21
Contract liabilities and other current liabilities	(2,073)		(316)
Operating lease liabilities	(656)		(642)
Net cash used in operating activities	(16,075)		(24,043)

Cash flows from investing activities
Proceeds on sale of property and equipment	525		-
Purchases of property and equipment	(402)		(745)
Net cash provided by (used in) investing activities	123		(745)

Cash flows from financing activities
Principal payments under finance leases	(29)		(20)
Proceeds from long-term debt	1,571		-
Net proceeds from issuance of common stock	25,435		16,879
Net cash provided by financing activities	26,977		16,859

Change in cash, cash equivalents, and restricted cash	11,025		(7,929)
Cash, cash equivalents, and restricted cash at beginning of period	6,272		14,201
Cash, cash equivalents, and restricted cash at end of period	$17,297		$6,272

Supplemental schedule of non-cash investing and financing activities

Issuance of common stock for subscriptions receivable	$6,135		$-

Property and equipment acquired under finance leases	$70		$-

Non-cash additions to property and equipment	$116		$37

Issuance of common stock for commitment fee	$-		$535

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of
December 31, 2020 and December 31, 2019:
	Year Ended December 31,
	2020	`	2019
Cash and cash equivalents	$16,862		$5,837
Restricted cash	435		435
Cash, cash equivalents and restricted cash	$17,297		$6,272

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Financial Statements
For the year ended December 31, 2020

1. THE COMPANY AND LIQUIDITY

MicroVision, Inc. is developing a lidar sensor to be used in automotive safety and autonomous driving applications. Our lidar sensor uses our pioneering laser beam scanning (LBS) technology. Our LBS technology is based on our patented expertise in systems that include micro-electrical mechanical systems (MEMS), laser diodes, opto-mechanics, electronics, algorithms and software, and how those elements are packaged into a small form factor. Our lidar sensor also utilizes edge computing and machine intelligence as part of the solutions. Though automotive lidar is our priority now, we have developed solutions for Augmented Reality, Interactive Displays, and Consumer Lidars.

For the past few years, our strategy been to sell AR displays or components, Interactive Displays, or Consumer Lidars to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) for incorporation into their products. However, while we do have a well-known customer for one of these products which generates royalty income, the volume of sales and resulting royalties from that product are not significant, and we have been unable to secure additional customers to launch one of our products. As a result, since February 2020, we have focused our attention on strategic alternatives, including a potential sale or merger of the Company, sale of part of the Company, strategic minority investment, as well as licensing and other transactions.

While we continue to pursue strategic alternatives, we plan to focus on increasing the value of the Company by completing development of our 1st Generation LRL module to a level that would be ready to scale in the market. We believe our technology and designs for automotive lidar can be successful in the market, and our solutions will have features and performance that exceed those of competitors and will provide a sustainable strategic advantage in the market.

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. Since 2010, there has been substantial doubt about our ability to continue as a going concern.

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

In late 2020 and early 2021, the share price of our common stock on The Nasdaq Global Market has increased dramatically. With the availability of authorized shares of common stock, we have been able to raise net proceeds of $12.7 million through the issuance 2.1 million shares of our common stock and $48.7 million through the issuance of 2.5 million shares of our common stock, in January 2021 and February 2021, respectively, under the terms of At-the-Market (ATM) offering agreements with Craig-Hallum Capital Group (Craig-Hallum).

As a result of our recent financing activities, there is no longer substantial doubt about our ability to continue as a going concern.

At December 31, 2020, we had $16.9 million in cash and cash equivalents. Based on our current operating plan and including $61.4 million received in 2021 under ATM equity offering agreements with Craig-Hallum, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months. While we continue to pursue strategic alternatives, we may require additional capital to fund our operating plan past that time. We may seek additional capital through the issuance of equity or debt securities, and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include further reductions in our research and development projects, staff, operating costs, and capital expenditures.

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

Restricted cash

As of December 31, 2020 and 2019, restricted cash was in money market savings accounts and serve as collateral for $435,000 in irrevocable letters of credit. The restricted cash balance includes a letter of credit which is outstanding in connection with a lease agreement for our corporate headquarters building in Redmond, Washington. The balance is required over the term of the lease, which expires in March 2023.

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

Concentration of credit risk and major customers and suppliers

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of December 31, 2020, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

Concentration of major customers and suppliers

In 2020, one customer accounted for $3.0 million in revenue, representing 97% of our total revenue. In 2019, one customer accounted for $7.7 million in revenue, representing 86% of our total revenue and a second customer accounted for $1.2 million in revenue, representing 13% of our total revenue.

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

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Year Ended December 31,
	2020	2019
Numerator:
Net loss available for common shareholders	$(13,634)	$(26,483)

Denominator:
Weighted-average common shares outstanding	139,829	111,297

Net loss per share - basic and diluted	$(0.10)	$(0.24)

During each of the years ended December 31, 2020 and 2019, we excluded the following securities from net loss per share as the effect of including them would have been anti- dilutive. The shares shown represent the number of shares of common stock which would be issued upon conversion in the respective years shown below (in thousands):

	Year Ended December 31,
	2020	2019
Options outstanding	3,281	5,104
Nonvested restricted stock units	1,982	1,215
	5,263	6,319

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

The following table summarizes the amount of share-based compensation expense by line item on the Statement of Operations (in thousands):

	Year Ended December 31,
	2020	2019
Cost of product revenue	$-	$26
Research and development expense	699	379
Sales, marketing, general and administrative expense	598	1,209
	$1,297	$1,614

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net loss, shareholders' equity or cash flows, as previously reported.

Recent accounting pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2019-12 (ASU 2019-12) Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The amendments also improve consistent application of and simplify generally accepted accounting principles for other areas of Topic 740 by clarifying and amending existing guidance. The new guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. We do not expect that the adoption of this standard will have a material impact on our financial statements.

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

Disaggregation of revenue

The following table provides information about disaggregated revenue by timing of revenue recognition, (in thousands):

	Year Ended December 31, 2020
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$1,347	$1,718	$4	$3,069
Product and services transferred over time	-	-	21	21
Total	$1,347	$1,718	$25	$3,090

	Year Ended December 31, 2019
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$5,345	$99	$178	$5,622
Product and services transferred over time	-	-	3,264	3,264
Total	$5,345	$99	$3,442	$8,886

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands):

	December 31,
	2020	2019

Accounts receivable, net	$-	$1,079
Accrued liabilities	-	432
Deferred revenue	-	21
Contract liabilities	7,765	9,755

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

Contract liabilities in the table below are presented as contract liabilities, deferred revenue, and a portion of accrued liabilities on the balance sheet. Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	December 31,	December 31,
	2020	2019	$ Change	% Change

Contract assets	$-	$-	$-	-
Contract liabilities	(7,765)	(10,208)	2,443	23.9
Net contract assets (liabilities)	$(7,765)	$(10,208)	$2,443	23.9

During the year ended December 31, 2020, we applied $2.0 million against the contract liability with our April 2017 customer.

During 2019, we reached an agreement with the distributor in our Ragentek contract on the final transaction price of the units shipped to them. As part of the agreement reached in 2019, we agreed to return $432,000 of the original transaction price to our distributor and the amount was included in accrued liabilities at December 31, 2019. During the year ended December 31, 2020, payments totaling $332,000 were made to the distributor. In 2020, we settled all claims with Ragentek and our distributor. Per the terms of the agreement, the final $100,000 payment to our distributor was no longer required. As a result, we recognized $100,000 of product revenue during the year ended December 31, 2020 as an adjustment to the transaction price of products previously transferred to our customer.

Contract acquisition costs

We are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. We currently do not pay any commissions upon the signing of a contract; therefore, no commission cost has been incurred as of December 31, 2020.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The $10.0 million upfront payment received from a major technology company is being recognized as revenue as component sales are transferred to the customer. During the years ended December 31, 2020 and 2019, we recognized $2.0 million and $245,000, respectively, of the $10.0 million contract liability. We expect to apply an additional $3.2 million in 2021, and this amount is included in revenue below. Because there is uncertainty about the timing of the application of the remainder of the contract liability, it has been excluded from future estimated revenue in the table below. The $7.8 million contract liability is classified as a current liability on our balance sheet. Due to the uncertainty of the timing, it is possible that recognition of revenue may extend beyond the next twelve months. The following table provides information about the estimated timing of revenue recognition (in thousands):

	2021	2022

License and royalty revenue	$3,222	$-

Adoption of the standards related to revenue recognition had no impact to cash from or used in operating, investing, or financing activities on our statements of cash flows.

4. LONG-TERM CONTRACTS

In April 2017, we signed a contract with a major technology company to develop an LBS display system. Under the agreement, we received an upfront payment of $10.0 million in 2017 and, as of December 31, 2019, had also received $15.0 million, net of early payment discounts, representing all payment due for development work. The original contract was for $14.0 million in fees for development work, but we and our customer agreed to add $1.1 million in additional work to total $15.1 million. After applying early payment discounts, we recognized revenue of $15.0 million in development fees over time based on the proportion of total cost expended (under Topic 606, the "input method") to the total cost expected to complete the contract performance obligation. For the year ended December 31, 2019, we recognized $2.9 million of contract revenue from development fees on this agreement.

Beginning in the fourth quarter of 2019, the $10.0 million upfront payment was being recognized as revenue at the point in time that component sales were sold to the major technology customer. In March 2020, we entered into an agreement for our customer to take over production of the components we had been producing for them. The agreement provides that, beginning in March 2020, we will earn a royalty on each component shipped that is approximately equal to the gross profit we would have earned if we continued to produce and ship the components. Under the new arrangement, the royalties earned will be applied against the remaining $7.8 million prepayment that we had previously received from the customer until the prepayment is exhausted.

5. LONG-TERM DEBT

In April 2020, we received funds in the amount of $1.6 million pursuant to a loan under the Paycheck Protection Program of the 2020 CARES Act ("PPP") administered by the Small Business Administration. The loan has an interest rate of 0.98% and a term of 24 months. No payments are due for the first 10 months following the 24-week covered period, although interest accrues during that period. Thereafter, the loan is repayable in monthly installments over the next 18 months to retire the loan plus accrued interest. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent and utilities, and a portion of the loan used to pay certain costs may be forgivable, all as provided by the terms of the PPP. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. We may prepay the loan at any time prior to maturity with no prepayment penalties.

As of December 31, 2020, all of the funds received under the PPP had been used for qualified purposes. We intend to apply for partial forgiveness of the loan under PPP guidelines. Based on the terms of the PPP, we plan to apply for forgiveness of approximately $690,000, subject to approval by our lender in accordance with PPP guidelines.

6. INVENTORY

Inventory consists of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$-	$-
Finished goods	-	192
	$-	$192

We recorded inventory write-downs of $168,000 in 2020 and $2.2 million in 2019.

7. ACCRUED LIABILITIES

Accrued liabilities consists of the following (in thousands):

	December 31,
	2020	2019
Bonuses	$-	$201
Payroll and payroll taxes	361	425
Compensated absences	-	448
Warranty	49	38
Prepayments from customers	-	432
Other	85	501
	$495	$2,045

8. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2020	2019
Production equipment	$7,210	$6,969
Leasehold improvements	913	913
Computer hardware and software/lab equipment	6,226	6,165
Office furniture and equipment	1,345	1,345
	15,694	15,392
Less: Accumulated depreciation	(13,811)	(13,543)
	$1,883	$1,849

Depreciation expense was $442,000 in 2020 and $1.1 million in 2019.

9. INTANGIBLE ASSETS

Our intangible assets consist exclusively of technology-based purchased patents. The gross book value of our intangible assets was $951,000 in the years ended December 31, 2020 and 2019, respectively. Amortization expense was $57,000 in 2020 and $105,000 in 2019. In 2019, we recorded an impairment amounting to $160,000 on 52 patents that we elected not to renew, and one patent abandoned in prosecution. The following table outlines our estimated future amortization expense related to intangible assets held at December 31, 2020 (in thousands):

Years Ended December 31,	Amount
2021	$49
2022	40
2023	32
2024	22
2025	14
Thereafter	7
$164

10. COMMON STOCK

In December 2020, we entered into a $13.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we may, from time to time, at our discretion offer and sell shares of our common stock having an aggregate value of up to $13.0 million through Craig-Hallum. As of December 31, 2020, we had issued 1.0 million shares for net proceeds of $6.1 million that was received in January 2021. The $6.1 million is classified as subscriptions receivable on our December 31, 2020 balance sheet and is not included in the cash balance as of December 31, 2020.

In November 2020, we entered into a $10.0 million ATM equity offering agreement with Craig-Hallum Capital Group. Under the agreement we were able to, from time to time, at our discretion offer and sell shares of our common stock having an aggregate value of up to $10.0 million through Craig-Hallum. As of December 31, 2020, we had completed sales under such sales agreement, having sold 4.9 million shares for net proceeds of $9.6 million.

In December 2019, we entered into a Common Stock Purchase Agreement with Lincoln Park granting us the right to sell shares of our common stock having an aggregate value of up to $16.0 million. Under the terms of the agreement, Lincoln Park made an initial purchase of 1.5 million shares of common stock for $1.0 million at a purchase price of $0.6531 per share. Subject to various limitations and conditions set forth in the agreement, we were able to sell up to an additional $15.0 million in shares of common stock, from time to time, at our sole discretion to Lincoln Park over a 24-month period beginning December 2019. In consideration for entering into the agreement, we issued 375,000 shares of our common stock, having a value of $277,000, based on the closing stock price at the date of grant, to Lincoln Park as a commitment fee. We incurred an additional $90,000 in issuance costs. As of December 31, 2020, we had completed sales under such sales agreement, having sold 22.2 million shares for net proceeds of $15.6 million.

In July 2019, we raised $2.0 million before issuance costs of approximately $24,000 through a registered direct offering of 3.0 million shares of our common stock to a private investor.

In April 2019, we raised $2.0 million before issuance costs of approximately $34,000 through a registered direct offering of 2.3 million shares of our common stock to a private investor.

In April 2019, we entered into a Common Stock Purchase Agreement with Lincoln Park granting us the right to sell shares of our common stock having an aggregate value of up to $11.0 million. Under the terms of the agreement, Lincoln Park made an initial purchase of $1.0 million in shares of common stock at a purchase price of $0.98 per share. Subject to various limitations and conditions set forth in the agreement, we were able to sell up to an additional $10.0 million in shares of common stock, from time to time, at our sole discretion to Lincoln Park over a 24-month period beginning April 2019. In consideration for entering into the agreement, we issued 250,000 shares of our common stock, having a value of $258,000, based on the closing stock price at the date of grant, to Lincoln Park as a commitment fee. We incurred an additional $92,000 in issuance costs. As of December 31, 2019, we had issued 15.7 million shares and raised a total of $11.0 million under this agreement. No further shares are available for sales under this agreement.

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

Description of Incentive Plan

Our 2020 Incentive Plan has 17.3 million shares authorized, of which 8.1 million shares were available for awards as of December 31, 2020.

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

The following table summarizes the weighted-average valuation assumptions and weighted-average grant date fair value of options granted during the periods shown below:

	Year Ended December 31,
	2020	2019
Assumptions (weighted-average)
Volatility	111%	78%
Expected term (in years)	4.0	4.0
Risk-free rate	0.3%	1.9%
Expected dividends	0.0%	0.0%
Pre-vest forfeiture rate	8.5%	8.5%
Grant date fair value of options granted	$1.20	$0.37

Options Activity and Positions

The following table summarizes activity and positions with respect to options for the periods shown below (in thousands):

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual	intrinsic
Options	Shares	exercise price	term (in years)	value
Outstanding as of December 31, 2018	4,646	$2.27	7.0	$-
Granted	1,636	0.65	-	-
Exercised	-	-	-	-
Forfeited or expired	(1,178)	2.66	-	-
Outstanding as of December 31, 2019	5,104	1.66	7.4	122
Granted	68	1.60	-	-
Exercised	(693)	1.44	-	-
Forfeited or expired	(1,198)	2.20	-	-
Outstanding as of December 31, 2020	3,281	$1.51	6.6	$12,784

Vested and expected to vest as of December 31, 2020	3,193	$1.53	6.5	$12,379

Exercisable as of December 31, 2020	2,086	$1.86	5.6	$7,413

No options were exercised during the year ended December 31, 2019.

The total grant date fair value of options vested during the years ended December 31, 2020 and 2019 was $604,000 and $801,000, respectively. As of December 31, 2020, our unrecognized share-based compensation was $376,000 related to options, which we plan to amortize over the next 1.2 years.

In 2020, we issued 111,000 RSUs as new hire grants to non-executive employees. These shares were valued based on the closing price of our common stock on the dates of grant. These shares vest on the earlier of a change of control of the Company or the one-year anniversary of the grant date.

In June 2020, we issued 1.2 million RSUs to non-executive employees for retention purposes. These shares were valued based on the closing price of our common stock on the date of grant. These shares vest on the earlier of a change of control of the Company or the one-year anniversary of the grant date.

In the fourth quarter of 2019, we issued 384,751 vested RSUs to our executives in lieu of cash for payment of short-term incentive bonuses earned in 2018.

On May 22, 2019, we issued 195,000 PSUs to our executive officers. The performance criteria for PSUs issued in May 2019 is the achievement of the Company's share price of $2.50 sustained for 60 of trailing 90 days before the PSUs are earned ("Earned PSUs").  To the extent the PSUs become Earned PSUs, the PSUs shall be eligible to vest as to one-third (1/3) of the PSUs subject to the Award on the each of the first three (3) anniversaries of May 22, 2019. If there are outstanding but unearned PSUs as of a vesting date and the PSUs become Earned PSUs prior to the next vesting date the Earned PSUs that would have vested on any earlier vesting date shall become immediately vested and deliverable.  The PSUs are valued using a binomial option pricing model using the following inputs: stock price, volatility, and risk-free interest rates.

We also issued 475,000 stock options to our executives on May 22, 2019, that vest one-third on each of the first three anniversaries of May 22, 2019.

On May 19, 2020 and May 22, 2019, we issued 120,000 and 180,000 RSUs, respectively, to members of the board, vesting ownership in the RSUs on the earlier of the day prior to the date of the Company's annual meeting of shareholders following the date of grant, or one year from the grant date, provided the member of the board continues to serve as a director on the vesting date. On November 11, 2019 we issued 163,734 RSUs to the members of the board in lieu of the annual cash fee. The members of the board vest ownership in the RSUs immediately.

As of December 31, 2020, our unrecognized share-based compensation related to the RSUs was $751,000 which we plan to amortize over the next 0.5 years. As of December 31, 2020, our unrecognized share-based compensation related to the PSUs was $5,000, which we plan to amortize over the next 1.0 years.

12. LEASES

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

The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Operating lease expense	$464	$464

Finance lease expense:
Amortization of leased assets	26	15
Interest on lease liabilities	3	6
Total finance lease expense	29	21
Total lease expense	$493	$485

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$656	$642
Operating cash flows from finance leases	3	6
Financing cash flows from finance leases	29	20

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$-	$1,638

Supplemental balance sheet information related to leases was as follows:

	December 31,
(in thousands)	2020	2019
Operating leases
Operating lease right-of-use assets	$946	$1,308

Current portion of operating lease liability	676	656
Operating lease liability, net of current portion	774	1,348
Total operating lease liabilities	$1,450	$2,004

Finance leases
Property and equipment, at cost	$112	$66
Accumulated depreciation	(28)	(25)
Property and equipment, net	$84	$41

Current portion of finance lease obligations	$31	$25
Finance lease obligations, net of current portion	44	9
Total finance lease liabilities	$75	$34

Weighted Average Remaining Lease Term
Operating leases	2.3 years	3.3 years
Finance leases	2.0 years	1.4 years

Weighted Average Discount Rate
Operating leases	6.0%	6.0%
Finance leases	6.3%	13.8%

As of December 31, 2020, maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	leases	leases
Years Ended December 31,
2021	$676	$35
2022	696	25
2023	175	21
2024	-	-
Thereafter	-	-
Total minimum lease payments	1,547	81
Less: amount representing interest	(97)	(6)
Present value of lease liabilities	$1,450	$75

13. COMMITMENTS AND CONTINGENCIES

Litigation

In March 2019, we filed a Notice of Arbitration in Hong Kong against Ragentek as a result of its failure to perform its obligations under a purchase order with us. During 2019, we reached an agreement with the distributor in our Ragentek contract on the final transaction price of the units shipped to them. As part of the agreement reached in 2019, we agreed to return $432,000 of the original transaction price to our distributor. During 2020, payments totaling $332,000 were made to the distributor and we settled all claims with Ragentek and our distributor. Per the terms of the agreement in

2020, the final $100,000 payment to our distributor was no longer required. Upon settlement we dismissed the arbitration.

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows.

14. INCOME TAXES

A provision for income taxes has not been recorded for 2020 and 2019 due to the valuation allowances placed against the net operating losses and deferred tax assets arising during such periods. A valuation allowance has been recorded for all deferred tax assets. Based on our history of losses since inception, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets.

The effective tax rate of our provision (benefit) for income taxes differs from the Federal statutory rate as follows:

	Year Ended December 31,
	2020	2019
Statutory rate	21.0%	21.0%
Net operating loss expiration	(47.5)%	(14.7)%
Tax credits	2.2%	2.8%
Change in valuation allowance	24.3%	(9.1)%
Total	0.0%	0.0%

Deferred tax assets are summarized as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets
Reserves	$647	$610
Net operating loss carryforwards	83,289	85,282
R&D credit carryforwards	8,836	9,047
Depreciation/amortization deferred	15,862	16,978
Other	5,773	5,808
Net deferred taxes before valuation allowance	114,407	117,725
Less: Valuation allowance	(114,407)	(117,725)
Deferred tax assets	$-	$-

At December 31, 2020, we have net operating loss carryforwards of approximately $396.6 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $8.8 million. During 2020, $28.4 million federal net operating losses and $512,000 general business credits expired unused. A majority of the net operating loss carryforwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2021 to 2040, if not previously used.

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

We did not have any unrecognized tax benefits at December 31, 2020 or 2019.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2020 and 2019 we did not recognize any interest or penalties.

We file income tax returns in the U.S. federal jurisdiction and Oregon. Due to our operating loss and credit carryforwards, the U.S. federal statute of limitations remains open for 1998 and onward.

15. RETIREMENT SAVINGS PLAN

We have a retirement savings plan that qualifies under Internal Revenue Code Section 401(k). The plan covers all qualified employees. Contributions to the plan are made at the discretion of our Board of Directors. During the years ended December 31, 2020 and 2019 we contributed $213,000 and $393,000 to the plan, respectively.

16. QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table summarizes our unaudited quarterly financial information for the periods shown below (in thousands, except per share data):

	Fiscal Year 2020
	December 31,	September 30,	June 30,	March 31,
Revenue	$395	$639	$587	$1,469
Gross profit	395	639	588	70
Net loss	(3,570)	(2,826)	(2,304)	(4,934)
Net loss per share, basic and diluted	(0.02)	(0.02)	(0.02)	(0.04)

	Fiscal Year 2019
	December 31,	September 30,	June 30,	March 31,
Revenue	$4,605	$1,190	$1,240	$1,851
Gross profit	1,179	(882)	(583)	608
Net loss	(3,284)	(6,141)	(8,990)	(8,068)
Net loss per share, basic and diluted	(0.03)	(0.05)	(0.08)	(0.08)

For the quarter ended December 31, 2019, net loss included a reversal of previously accrued bonuses in the amount of $770,000.

17. SUBSEQUENT EVENT

In January 2021, we issued 1.1 million shares of our common stock for net proceeds of $6.6 million under the December 2020 ATM equity offering agreement with Craig-Hallum. In January 2021, we also received $6.1 million for the 1.0 million shares of common stock that were issued in December 2020. In total, we have issued 2.1 million shares of our common stock for net proceeds of $12.7 million under this ATM agreement. No further shares are available for sales under this agreement.

In February 2021, we entered into a $50.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we were able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $50.0 million through Craig-Hallum. We have issued 2.5 million shares of our common stock for net proceeds of $48.7 million under this ATM agreement. No further shares are available for sales under this agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during our fiscal years ended December 31, 2020 and 2019.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), prior to the filing of this Form 10-K. Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

(b) Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

(d) Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended December 31, 2020 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K in Item 4A. The information required by this Item 10 of Form 10-K and not provided in Item 4A will be included under the caption "Discussion of Proposals Recommended by the Board" in our 2021 Proxy Statement and is incorporated herein by reference. Our 2021 Proxy Statement will be filed with the SEC prior to our 2021 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K will be included under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Director Compensation for 2020" in our 2021 Proxy Statement and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as of December 31, 2020, regarding equity compensation plans approved and not approved by shareholders is summarized in the following table (in thousands, except per share data):

Equity Compensation Plan Information
	Number of		Number of securities
	securities to be	Weighted-	remaining available for
	issued upon	average exercise	further issuance under
	exercise of	price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	3,281	$1.51	8,133
Equity compensation plans not approved by shareholders	-	-	-
Total	3,281		8,133

The other information required by this Item 12 of Form 10-K will be included under the caption "Information about MicroVision Common Stock Ownership" in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K will be included under the captions "Certain Relationships and Related Transactions" and "Board Meetings and Committees" in our 2021 Proxy Statement and are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 of Form 10-K will be included under the caption "Independent Registered Public Accounting Firm" in our 2021 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Documents filed as part of this Annual Report on Form 10-K:

1. Financial Statements
  Report of Independent Registered Public Accounting Firm
  Balance Sheets as of December 31, 2020 and 2019

  Statements of Operations for the years ended December 31, 2020 and 2019
  Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2020 and 2019
  Statements of Cash Flows for the years ended December 31, 2020 and 2019
  Notes to Financial Statements

2. Financial Statement Schedules

Schedule II

MicroVision, Inc.
Valuation and Qualifying Accounts and Reserves Schedule
 (In thousands)

		Additions
	Balance at	Charges	Charges		Balance
	beginning of	to costs and	to other		at end of
Year Ended December 31,	fiscal period	expenses	accounts	Deductions	fiscal period
2019
Tax valuation allowance	$115,313	$2,412	$-	$-	$117,725

2020
Tax valuation allowance	$117,725	$-	$-	$(3,318)	$114,407

All other schedules are omitted because they are not applicable, or because the information required is included in the financial statements and notes thereto.

3. Exhibits

The following exhibits are referenced or included in this Annual Report on Form 10-K.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of MicroVision, Inc., as amended.(2)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc.(4)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc. dated June 7, 2018.(6)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc. dated October 8, 2020. (8)
3.5	Bylaws of MicroVision, Inc. (5)
4.1	Form of Specimen Stock Certificate for Common Stock.(1)
4.2	Description of Common Stock (filed herewith).
10.1	2020 MicroVision, Inc. Incentive Plan, as amended.(9)*
10.2	Third Amendment to Lease Agreement between BRE WA Office Owner, LLC and MicroVision, Inc., dated July 25, 2017.(7)
10.3	Change of Control Severance Plan.(3)*
10.4	Employment Agreement between MicroVision, Inc. and Perry Mulligan dated November 21, 2017.(7)*
10.5	At-the-Market Issuance Sales Agreement, dated February 16, 2021, by and between MicroVision, Inc. and Craig-Hallum Capital Group LLC. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP.
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(8)    Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2020.
(9)    Incorporated by reference to the Company's Form S-8 filed on October 9, 2020.

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

MICROVISION, INC.
Date: March 15, 2021	By	/s/ Sumit Sharma Sumit Sharma Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 15, 2021.

Signature	Title
/s/ Sumit Sharma Sumit Sharma	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Stephen P. Holt Stephen P. Holt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Simon Biddiscombe Simon Biddiscombe	Director

/s/ Robert P. Carlile Robert P. Carlile	Director

/s/ Judy Curran Judy Curran	Director

/s/ Yalon Farhi Yalon Farhi	Director

/s/ Seval Oz Seval Oz	Director

/s/ Mark Spitzer Mark Spitzer	Director

/s/ Brian V. Turner Brian V. Turner	Director