Form 10-Q
period 2021-03-31
MICROVISION, INC.
filed 2021-04-30
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of the registrant's common stock outstanding as of April 26, 2021 was 157,951,717.

PART I.

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.
Condensed Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$75,338	$16,862
Other current assets	565	698
Total current assets	75,903	17,560

Property and equipment, net	2,245	1,883
Operating lease right-of-use asset	851	946
Restricted cash	435	435
Intangible assets, net	152	164
Other assets	25	18
Total assets	$79,611	$21,006

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$698	$630
Accrued liabilities	710	495
Contract liabilities	7,286	7,765
Current portion of long-term debt	699	431
Current portion of operating lease liability	680	676
Current portion of finance lease obligations	28	31
Total current liabilities	10,101	10,028

Long-term debt, net of current portion	886	1,151
Operating lease liability, net of current portion	624	774
Finance lease obligations, net of current portion	39	44
Total liabilities	11,650	11,997

Commitments and contingencies (Note 8)

Shareholders' equity
Preferred stock, par value $0.001; 25,000 shares authorized; zero and
zero shares issued and outstanding	-	-
Common stock, par value $0.001; 210,000 shares authorized;
157,952 and 152,926 shares issued and outstanding at March 31,
2021 and December 31, 2020, respectively	158	153
Additional paid-in capital	660,267	601,224
Subscriptions receivable	-	(6,135)
Accumulated deficit	(592,464)	(586,233)
Total shareholders' equity	67,961	9,009
Total liabilities and shareholders' equity	$79,611	$21,006

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Product revenue	$-	$1,247
License and royalty revenue	479	212
Contract revenue	-	10
Total revenue	479	1,469

Cost of product revenue	(5)	1,395
Cost of contract revenue	-	4
Total cost of revenue	(5)	1,399

Gross profit	484	70

Research and development expense	4,462	3,683
Sales, marketing, general and administrative expense	2,247	1,771
Gain on disposal of fixed assets	-	(450)
Total operating expenses	6,709	5,004

Loss from operations	(6,225)	(4,934)

Other expenses, net	(6)	-

Net loss	$(6,231)	$(4,934)

Net loss per share - basic and diluted	$(0.04)	$(0.04)

Weighted-average shares outstanding - basic and diluted	155,454	127,214

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Statements of Shareholders' Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock		Additional			Total
		Par	paid-in	Subscriptions	Accumulated	shareholders'
	Shares	value	capital	receivable	deficit	equity (deficit)
Balance at January 1, 2020	125,803	$126	$568,496	$-	$(572,599)	$(3,977)
Share-based compensation expense	-	-	156	-	-	156
Sales of common stock	5,075	5	1,476	-	-	1,481
Net loss	-	-	-	-	(4,934)	(4,934)
Balance at March 31, 2020	130,878	$131	$570,128	$-	$(577,533)	$(7,274)

Balance at January 1, 2021	152,926	$153	$601,224	$(6,135)	$(586,233)	$9,009
Share-based compensation expense	368	-	1,638	-	-	1,638
Exercise of options	1,071	1	2,080	-	-	2,081
Sales of common stock	3,587	4	55,325	6,135	-	61,464
Net loss	-	-	-	-	(6,231)	(6,231)
Balance at March 31, 2021	157,952	$158	$660,267	$-	$(592,464)	$67,961

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(6,231)	$(4,934)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	299	246
Gain on disposal of fixed assets	-	(450)
Share-based compensation expense	1,638	189
Non-cash interest expense	3	-
Inventory write-downs	-	168

Change in:
Accounts receivable, net	-	527
Inventory	-	24
Other current and non-current assets	126	451
Accounts payable	64	242
Accrued liabilities	215	(1,208)
Deferred revenue	-	(6)
Contract liabilities and other current liabilities	(479)	(525)
Operating lease liabilities	(166)	(161)
Net cash used in operating activities	(4,531)	(5,437)

Cash flows from investing activities
Proceeds on sale of property and equipment	-	525
Purchases of property and equipment	(565)	(75)
Net cash provided by (used in) investing activities	(565)	450

Cash flows from financing activities
Principal payments under finance leases	(8)	(6)
Payments received on subscriptions receivable	6,135	-
Net proceeds from issuance of common stock	57,445	1,481
Net cash provided by financing activities	63,572	1,475

Change in cash, cash equivalents, and restricted cash	58,476	(3,512)
Cash, cash equivalents, and restricted cash at beginning of period	17,297	6,272
Cash, cash equivalents, and restricted cash at end of period	$75,773	$2,760

Supplemental schedule of non-cash investing and financing activities
Non-cash additions to property and equipment	$85	$37

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of March 31, 2021 and December 31, 2020:
	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$75,338	$16,862
Restricted cash	435	435
Cash, cash equivalents, and restricted cash	$75,773	$17,297

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Condensed Financial Statements
(Unaudited)

1. MANAGEMENT'S STATEMENT

The Condensed Balance Sheets as of March 31, 2021, the Condensed Statements of Operations and Condensed Statements of Shareholders' Equity (Deficit) for the three months ended March 31, 2021 and 2020, and Condensed Statements of Cash Flows for the three months ended March 31, 2021 and 2020, have been prepared by MicroVision, Inc. ("we" or "our") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at March 31, 2021 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (SEC). The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We are focused on increasing the value of the Company by completing development of our 1st Generation Long Range Lidar (LRL) module to a level that it would be ready to scale in the market. We believe our technology and designs for automotive lidar can be successful in the market, and we expect our solutions to have features and performance that exceed those of competitors and will provide a sustainable strategic advantage in the market.

For the past few years, our strategy has been to sell Augmented Reality (AR) displays or components, Interactive Displays, or Consumer Lidars to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) for incorporation into their products. However, while we do have a well-known customer for one of these products which generates royalty income, the volume of sales and resulting royalties from that product are not significant, and we have been unable to secure additional customers to launch one of our products. As a result, since February 2020, we have been simultaneously seeking strategic alternatives, including a potential sale or merger of the Company, sale of part of the Company, strategic minority investment, as well as licensing and other transactions, while continuing to develop our 1st Generation Long Range Lidar module.

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities.

At March 31, 2021, we had $75.3 million in cash and cash equivalents. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months. While we continue to pursue strategic alternatives, we may require additional capital to fund our operating plan past that time. We may seek additional capital through the issuance of equity or debt securities, and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we may consider limiting our operations substantially.

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

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net loss available for common shareholders - basic and diluted	$(6,231)	$(4,934)

Denominator:
Weighted-average common shares outstanding - basic and diluted	155,454	127,214

Net loss per share - basic and diluted	$(0.04)	$(0.04)

For the three months ended March 31, 2021 and 2020, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive: outstanding options exercisable into a total of 2,096,000 and 4,616,000 shares of common stock, respectively, and 2,445,000 and 1,185,000 nonvested restricted stock units, respectively.

3. LONG-TERM CONTRACTS

In May 2018, we signed a five-year license agreement with Sharp Corporation granting them exclusive license to our laser beam scanning (LBS) technology for display-only applications. The agreement includes an initial exclusivity period with requirements that must be met in order to maintain exclusivity. Because of the impact of COVID-19 on global commerce and new product introductions of consumer electronic devices, in February 2021 the agreement was amended to increase the term to six years and add twelve months to the initial exclusivity period. If this licensee acquires a customer, the agreement requires the licensee to buy specific components from us.

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

Disaggregation of revenue

The following table provides information about disaggregated revenue by timing of revenue recognition, (in thousands):

	Three Months Ended March 31, 2021
	Product	Royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$479	$-	$479
Product and services transferred over time	-	-	-	-
Total	$-	$479	$-	$479

	Three Months Ended March 31, 2020
	Product	Royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$1,247	$212	$4	$1,463
Product and services transferred over time	-	-	6	6
Total	$1,247	$212	$10	$1,469

Contract balances

Under Topic 606, our rights to consideration are presented separately depending on whether those rights are conditional or unconditional. We present our unconditional rights to consideration as "accounts receivable" in our Balance Sheet.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	March 31,	December 31,
	2021	2020	$ Change	% Change

Contract assets	$-	$-	$-	-
Contract liabilities	(7,286)	(7,765)	479	(6.2)
Net contract assets (liabilities)	$(7,286)	$(7,765)	$479	(6.2)

In April 2017, we signed a contract with a major technology company to develop an LBS display system. Under the agreement, we received an upfront payment of $10.0 million. As of December 31, 2020, we had applied $2.2 million against the contract liability. During the three months ended March 31, 2021, we applied $479,000 against the contract liability with our April 2017 customer.

Contract acquisition costs

We are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. We currently do not pay any commissions upon the signing of a contract; therefore, no commission cost has been incurred as of March 31, 2021.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The $10.0 million upfront payment received from a major technology company was being recognized as revenue as component sales were transferred to the customer. Under the new arrangement reached in March 2020, the royalties we expect to earn will be applied against the remaining prepayment. We expect to apply an additional $2.7 million in 2021, and this amount is included in revenue below. Because there is uncertainty about the timing of the application of the remainder of the contract liability, it has been excluded from future estimated revenue in the table below. The $7.3 million contract liability is classified as a current liability on our balance sheet. It is likely that recognition of revenue may extend beyond the next twelve months. The following table provides information about the estimated timing of revenue recognition (in thousands):

	Remainder of 2021	2022

License and royalty revenue	$2,743	$-

5. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND SUPPLIERS

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of March 31, 2021, our cash and cash equivalents are comprised of operating checking accounts and short-term highly rated money market savings accounts.

Concentration of major customers and suppliers

For the three months ended March 31, 2021, one customer accounted for $479,000 in revenue, representing 100% of our total revenue. For the three months ended March 31, 2020, one customer accounted for $1.5 million in revenue, representing 100% of our total revenue.

A significant concentration of our components and the products we have sold are currently manufactured and obtained from single or limited-source suppliers. The loss of any single or limited-source supplier, the failure of any of these suppliers to perform as expected, or the disruption in the supply chain of components from these suppliers could subject us to risks and uncertainties including, but not limited to, increased cost of sales, possible loss of revenues, or significant delays in product development or product deliveries, any of which could adversely affect our financial condition and operating results.

6. SHARE-BASED COMPENSATION

We issue share-based compensation to employees in the form of stock options, restricted stock units (RSUs), and performance stock units (PSUs). We account for the share-based awards by recognizing the fair value of share-based compensation expense on a straight-line basis over the service period of the award, net of estimated forfeitures. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model. The fair value of RSUs and non-executive PSUs is determined by the closing price of our common stock on the grant date. Executive PSUs are valued using a binomial option pricing model using the following inputs: stock price, volatility, and risk-free interest rates. Changes in estimated inputs or using other option valuation methods may result in materially different option values and share-based compensation expense.

The following table summarizes the amount of share-based compensation expense by line item on the statements of operations:

Share-based compensation expense	Three Months Ended
	March 31,
(in thousands)	2021	2020
Research and development expense	$1,184	$39
Sales, marketing, general and administrative expense	454	150
	$1,638	$189

Options activity and positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2021:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding as of March 31, 2021	2,096,000	$1.32	6.8	$36,104,000

Exercisable as of March 31, 2021	1,115,000	$1.77	5.7	$18,706,000

As of March 31, 2021, our unrecognized share-based employee compensation related to stock options was $244,000 which we plan to expense over the next 1.1 years.

Restricted stock activity and positions

The following table summarizes activity and positions with respect to RSUs and PSUs for the three months ended March 31, 2021:

		Weighted-average
	Shares	price
Unvested as of December 31, 2020	1,983,000	$0.76
Granted	899,000	7.10
Vested	(368,000)	0.10
Forfeited	(69,000)	0.98
Unvested as of March 31, 2021	2,445,000	$3.18

As of March 31, 2021, our unrecognized share-based compensation related to RSUs was $754,000 which we plan to expense over the next 0.5 years, our unrecognized share-based compensation related to the non-executive PSUs was $4.8 million, which we plan to expense over the next 1.2 years, and our unrecognized share-based compensation related to the executive PSUs was $1,000, which we plan to expense over the next 0.8 years.

7. LEASES

We lease our office space and certain equipment under finance and operating leases. Our leases have remaining lease terms of one to two years. Our office space lease contains an option to extend the lease for one period of five years. This extension period is not included in our right-of-use asset or lease liability amounts. Our office lease agreement includes both lease and non-lease components, which are accounted for separately. Our finance leases contain options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless we are reasonably certain to exercise the purchase option.

The components of lease expense were as follows:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Operating lease expense	$116	$116

Finance lease expense:
Amortization of leased assets	8	6
Interest on lease liabilities	1	-
Total finance lease expense	9	6
Total lease expense	$125	$122

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2021	2020
(in thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$166	$161
Operating cash flows from finance leases	1	-
Financing cash flows from finance leases	8	6

Supplemental balance sheet information related to leases was as follows:

	March 31, 2021	December 31, 2020
(in thousands)
Operating leases
Operating lease right-of-use assets	$851	$946

Current portion of operating lease liability	680	676
Operating lease liability, net of current portion	624	774
Total operating lease liabilities	$1,304	$1,450

Finance leases
Property and equipment, at cost	$112	$112
Accumulated depreciation	(35)	(28)
Property and equipment, net	$77	$84

Current portion of finance lease obligations	$28	$31
Finance lease obligations, net of current portion	39	44
Total finance lease liabilities	$67	$75

Weighted Average Remaining Lease Term
Operating leases	2.0 years	2.3 years
Finance leases	1.7 years	2.0 years

Weighted Average Discount Rate
Operating leases	6.0%	6.0%
Finance leases	6.3%	6.3%

As of March 31, 2021, maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	leases	leases
Years Ended December 31,
2021	$510	$24
2022	696	26
2023	175	21
2024	-	-
Thereafter	-	-
Total minimum lease payments	1,381	71
Less: amount representing interest	(77)	(4)
Present value of capital lease liabilities	$1,304	$67

8. COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows.

9. COMMON STOCK

In February 2021, we entered into a $50.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we were able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $50.0 million through Craig-Hallum. We have issued 2.5 million shares of our common stock for net proceeds of $48.8 million under this ATM agreement. No further shares are available for sales under this agreement.

In December 2020, we entered into a $13.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we were able, from time to time, at our discretion to offer and sell shares of our common stock having an aggregate value of up to $13.0 million through Craig-Hallum. As of December 31, 2020, we had issued 1.0 million shares for net proceeds of $6.1 million that was received in January 2021. The $6.1 million was classified as subscriptions receivable on our December 31, 2020 balance sheet and is not included in the cash balance as of December 31, 2020. In January 2021, we issued 1.1 million shares of our common stock for net proceeds of $6.6 million under the agreement. In total, we have issued 2.1 million shares of our common stock for net proceeds of $12.7 million under this ATM agreement. No further shares are available for sales under this agreement.

In November 2020, we entered into a $10.0 million ATM equity offering agreement with Craig-Hallum Capital Group. Under the agreement we were able, from time to time, at our discretion to offer and sell shares of our common stock having an aggregate value of up to $10.0 million through Craig-Hallum. As of December 31, 2020, we had completed sales under such sales agreement, having sold 4.9 million shares for net proceeds of $9.6 million.

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

Overview

MicroVision, Inc. is developing a lidar sensor to be used in automotive safety and autonomous driving applications. Our lidar sensor uses our pioneering laser beam scanning (LBS) technology. Our LBS technology is based on our patented expertise in systems that include micro-electrical mechanical systems (MEMS), laser diodes, opto-'mechanics, electronics, algorithms and software and how those elements are packaged into a small form factor. Our lidar sensor also utilizes edge computing and machine intelligence as part of the solution. Though automotive lidar is our priority now, we have also developed solutions for Augmented Reality (AR), Interactive Displays, and Consumer Lidars.

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

We believe our technology and designs for automotive lidar can be successful in the market and expect our solutions to have features and performance that exceed market needs and competitive products and will provide us several sustainable strategic advantages in the market. In April 2021 we completed our A-Sample LRL module. The A-Sample could be used for demonstration to interested parties. Following completion of the A-Sample hardware we will work to internally verify all features perform as expected. In addition to verification, we will conduct reliability and compliance testing. It is possible the 1st Generation LRL could be available for sale, in small quantities, in the third or fourth quarter of 2021.

In addition to our automotive lidar sensor, we have developed micro-display concepts and designs that could be utilized in head-mounted AR headsets and have developed a 1440i MEMS module that can support AR headsets. We have also developed a display solution targeted at the smart speakers market, which we call an Interactive Display module. This display is designed to project onto a countertop, tabletop or a wall from inside a smart speaker. The user can then touch the projected image on any surface on which the display is visible and it will behave like a touchscreen, as on a tablet or smartphone. Lastly, we have developed a small lidar sensor, which we call Consumer Lidar, for use indoors with smart home systems. This allows for a smart home system to understand what is happening in the home and then enable the smart home to respond in an appropriate way.

For the past few years, our strategy has been to sell AR displays or components, Interactive Displays, or Consumer Lidars to OEMs and ODMs for incorporation into their products. However, while we do have a well-known customer for one of these products which generates royalty income, the volume of sales and resulting royalties from that product are not significant, and we have been unable to secure additional customers to launch one of our products.

As a result, since February 2020, we have been simultaneously seeking strategic alternatives, including a potential sale or merger of the Company, sale of part of the Company, strategic minority investment, as well as licensing and other transactions, while continuing to develop our 1st Generation Long Range Lidar module. We currently have no agreements or commitments to engage in any specific strategic transactions, and our exploration of various strategic alternatives may not result in any specific action or transaction. We may be unable to identify, successfully negotiate with and consummate a suitable transaction with a buyer or other strategic partner on favorable terms, on the timeline we expect, or at all. If we determine to engage in a strategic transaction, we cannot predict the impact that such a transaction might have on our operations or stock price, and we cannot predict the impact on our stock price or operations if we fail to enter into such a transaction.

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

In April 2020, we received funds in the amount of approximately $1.6 million pursuant to a loan under the Paycheck Protection Program of the 2020 CARES Act ("PPP") administered by the Small Business Administration. The loan has an interest rate of 0.98% and a term of 24 months. No payments are due for the first 10 months following the 24-week covered period, although interest accrues during that period. Thereafter, the loan is repayable in monthly installments over the next 18 months to retire the loan plus accrued interest. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent and utilities, and a portion of the loan used to pay certain costs may be forgivable, all as provided by the terms of the PPP. The CARES Act reduces the amount of the PPP loan that may be forgiven if the borrower reduces full-time equivalent employees during the covered period as compared to a base period. As of December 31, 2020, all of the funds received under the PPP had been used for qualified purposes. We intend to apply for partial forgiveness of the loan under PPP guidelines. Based on the terms of the PPP, we estimate the amount of the loan that will be forgiven will be approximately $690,000, subject to approval by our lender in accordance with PPP guidelines. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. We may prepay the loan at any time prior to maturity with no prepayment penalties.

Key accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that materially affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We evaluate our estimates on a continuous basis. We base our estimates on historical data, terms of existing contracts, our evaluation of trends in the consumer display and 3D sensing industries, information provided by our current and prospective customers and strategic partners, information available from other outside sources and on various other assumptions we believe to be reasonable under the circumstances. The results form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting judgments, policies, and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of operations

Product revenue
(in thousands)	2021	2020	$ change	% change
Three Months Ended March 31,	$-	$1,247	$(1,247)	(100.0)

Product revenue is revenue from sales of our products which are LBS modules and their components. Revenue is recognized when control of the goods passes to the customer. Our quarterly product revenue may vary substantially due to the timing of product orders from customers, product shipments, production constraints and availability of components and raw materials.

The decrease in product revenue for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to ceasing product shipments to a major technology company in March 2020. Beginning in the third quarter of 2019 and through the end of February 2020, we were selling components to a high definition display system that we developed for a customer under a development agreement. The volume and resulting revenue and gross profit from this business was fairly low. Therefore, in March 2020 we transferred production of the components to the customer. Starting in March 2020, we earn a royalty from the customer for each unit shipped. Product revenue backlog at March 31, 2021 and 2020 was zero.

License and royalty revenue
(in thousands)	2021	2020	$ change	% change
Three Months Ended March 31,	$479	$212	$267	125.9

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

In March 2020, we entered into an agreement for our customer to take over production of the components we had been producing for them. The agreement provides that, beginning in March 2020, we will earn a royalty on each component shipped that is approximately equal to the gross profit we would have earned if we continued to produce and ship the components. The increase in license and royalty revenue for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to this change, resulting in revenue from this arrangement being recognized as royalty revenue rather than product revenue.

Contract revenue

(in thousands)	2021	2020	$ change	% change
Three Months Ended March 31,	$-	$10	$(10)	(100.0)

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

The decrease in contract revenue during the three months ended March 31, 2021 compared to the same period in 2020 was attributed to decreased support contract activity with our April 2017 customer and no prototype shipments. Our contract backlog, including orders for prototype units and evaluation kits, at March 31, 2021 and 2020 was zero.

Cost of product revenue

		% of		% of
		product		product
(in thousands)	2021	revenue	2020	revenue	$ change	% change
Three Months Ended March 31,	$(5)	$-	$1,395	111.9	$(1,400)	(100.4)

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

Cost of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of manufacturing overhead expense and the volume of direct material purchased. Cost of product revenue was lower during the three months ended March 31, 2021 compared to the same period in 2020 due to ceasing product shipments to a major technology company after we transferred production to the customer in March 2020. Inventory write-downs of $168,000 were recorded in the three months ended March 31, 2020.

Cost of contract revenue

		% of		% of
		contract		contract
(in thousands)	2021	revenue	2020	revenue	$ change	% change
Three Months Ended March 31,	$-	$-	$4	40.0	$(4)	(100.0)

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

The decrease in the cost of contract revenue during the three months ended March 31, 2021 was primarily attributed to reduced contract activity.

Research and development expense

(in thousands)	2021	2020	$ change	% change
Three Months Ended March 31,	$4,462	$3,683	$779	21.2

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

The increase in research and development expense during the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to higher non-cash compensation expense offset by reduced salary and benefits expenses as a result of reduced headcount. Due to changes in our incentive compensation and retention programs, we expect higher non-cash compensation expenses in future periods.

Sales, marketing, general and administrative expense

(in thousands)	2021	2020	$ change	% change
Three Months Ended March 31,	$2,247	$1,771	$476	26.9

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense during the three months ended March 31, 2021 compared to the same period in 2020 was primarily attributed to higher non-cash compensation expense. Due to changes in our incentive compensation and retention programs, we expect higher non-cash compensation expenses in future periods.

Liquidity and capital resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At March 31, 2021 we had $75.3 million in cash and cash equivalents.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months. We may require additional capital to fund our operating plan past that time. We may obtain additional capital through the issuance of equity or debt securities, and/or licensing activities. There can be no assurance that additional capital will be available to us or, if available, will be available on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include reductions in our research and development projects, staff, operating costs, and capital expenditures.

Operating activities

Cash used in operating activities totaled $4.5 million during the three months ended March 31, 2021 compared to cash used in operating activities of $5.4 million during the same period in 2020. The change in cash flows from operating activities is primarily attributed to reduced payments of payroll and compensated absence accruals during the three months ended March 31, 2021 compared to the same period in 2020.

Investing activities

During the three months ended March 31, 2021, net cash used in investing activities was $565,000 compared to net cash provided by investing activities of $450,000 during the three months ended March 31, 2020. During the three months ended March 31,2020, we sold fixed assets to our customer for $525,000 as part of our agreement with them to take over production of the components we had been producing. Purchases of property and equipment during the three months ended March 31, 2021 and 2020 were $565,000 and $75,000, respectively.

Financing activities

In February 2021, we entered into a $50.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we were able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $50.0 million through Craig-Hallum. We have issued 2.5 million shares of our common stock for net proceeds of $48.8 million under this ATM agreement. No further shares are available for sales under this agreement.

In December 2020, we entered into a $13.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we were able to, from time to time, at our discretion offer and sell shares of our common stock having an aggregate value of up to $13.0 million through Craig-Hallum. As of December 31, 2020, we had issued 1.0 million shares for net proceeds of $6.1 million that was received in January 2021. The $6.1 million was classified as subscriptions receivable on our December 31, 2020 balance sheet and is not included in the cash balance as of December 31, 2020. In January 2021, we issued 1.1 million shares of our common stock for net proceeds of $6.6 million under the agreement. In total, we have issued 2.1 million shares of our common stock for net proceeds of $12.7 million under this ATM agreement. No further shares are available for sales under this agreement.

In December 2019, we entered into a Common Stock Purchase Agreement with Lincoln Park granting us the right to sell shares of our common stock having an aggregate value of up to $16.0 million. Under the terms of the agreement, Lincoln Park made an initial purchase of 1.5 million shares of common stock for $1.0 million at a purchase price of $0.6531 per share. Subject to various limitations and conditions set forth in the agreement, we may sell up to an additional $15.0 million in shares of common stock, from time to time, at our sole discretion to Lincoln Park over a 24-month period beginning December 2019. In consideration for entering into the agreement, we issued 375,000 shares of our common stock, having a value of $277,000, based on the closing stock price at the date of grant, to Lincoln Park as a commitment fee. We incurred an additional $90,000 in issuance costs. As of March 31, 2020, we had issued 7.0 million shares and raised a total of $2.4 million under this agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and market liquidity risk

As of March 31, 2021, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risk is not material.

Our investment policy generally directs that the investment manager should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of March 31, 2021, we had $75.3 million in cash and cash equivalents, which are comprised of operating checking accounts and short-term, highly rated money market savings accounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  As of March 31, 2021, we had an accumulated deficit of $592.5 million.
  We incurred net losses of $586.2 million from inception through 2020, and a net loss of $6.2 million during the three months ended March 31, 2021.

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

For the three months ended March 31, 2021, one customer accounted for $479,000 in revenue, representing 100% of our total revenue. For the three months ended March 31, 2020, one customer accounted for $1.5 million in revenue, representing 100% of our total revenue. Our customers take time to obtain, and the loss of a significant customer could negatively affect our revenue. Our quarterly operating results may vary significantly based upon:

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. During the 12 months prior to the date of this report, our common stock has traded at a low of $0.15 and a high of $27.80. From the beginning of 2021 through April 26, 2021, our common stock has traded at a low of $4.86 and a high of $27.80. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. For the fiscal year ended December 31, 2020, we incurred a loss per share of $(0.10).

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

Additionally, securities of certain companies have recently experienced significant and extreme volatility in stock price due to short sellers of shares of common stock, known as a "short squeeze." These short squeezes have caused extreme volatility in both the stock prices of those companies and in the market, and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment, as in many cases the price per share has declined steadily as interest in those stocks have abated. There can be no assurance that our shares will not be subject to a short squeeze in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

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

On April 26, 2021, the closing price of our common stock was $26.44 per share.

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

MICROVISION, INC.
Date: April 29, 2021	By:	/s/ Sumit Sharma
Sumit Sharma
Chief Executive Officer and Director (Principal Executive Officer)

Date: April 29, 2021	By:	/s/ Stephen P. Holt
Stephen P. Holt
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)