Form 10-Q
period 2021-06-30
MICROVISION, INC.
filed 2021-08-12
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

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

YES    ☒       NO    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

YES    ☐       NO    ☒

The number of shares of the registrant’s common stock outstanding as of August 4, 2021 was 163,959,541.

PART I.

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.
Condensed Balance Sheets
(In thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$135,288	$16,862
Inventory	151	-
Other current assets	885	698
Total current assets	136,324	17,560

Property and equipment, net	2,742	1,883
Operating lease right-of-use asset	753	946
Restricted cash	435	435
Intangible assets, net	139	164
Other assets	24	18
Total assets	$140,417	$21,006

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$1,540	$630
Accrued liabilities	641	495
Contract liabilities	6,540	7,765
Current portion of long-term debt	968	431
Current portion of operating lease liability	686	676
Current portion of finance lease obligations	24	31
Total current liabilities	10,399	10,028

Long-term debt, net of current portion	621	1,151
Operating lease liability, net of current portion	467	774
Finance lease obligations, net of current portion	33	44
Total liabilities	11,520	11,997

Commitments and contingencies (Note 9)

Shareholders' equity
Preferred stock, par value $0.001; 25,000 shares authorized; no and no shares issued and outstanding	-	-
Common stock, par value $0.001; 210,000 shares authorized; 163,960 and 152,926 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	164	153
Additional paid-in capital	736,159	601,224
Subscriptions receivable	-	(6,135)
Accumulated deficit	(607,426)	(586,233)
Total shareholders' equity	128,897	9,009
Total liabilities and shareholders' equity	$140,417	$21,006

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Product revenue	$-	$-	$-	$1,247
License and royalty revenue	746	572	1,225	784
Contract revenue	-	15	-	25
Total revenue	746	587	1,225	2,056

Cost of product revenue	(31)	(1)	(36)	1,394
Cost of contract revenue	-	-	-	4
Total cost of revenue	(31)	(1)	(36)	1,398

Gross profit	777	588	1,261	658

Research and development expense	7,376	1,607	11,838	5,290
Sales, marketing, general and administrative expense	8,355	1,280	10,602	3,051
Gain on disposal of fixed assets	-	-	-	(450)
Total operating expenses	15,731	2,887	22,440	7,891

Loss from operations	(14,954)	(2,299)	(21,179)	(7,233)

Other expenses, net	(8)	(5)	(14)	(5)

Net loss	$(14,962)	$(2,304)	$(21,193)	$(7,238)

Net loss per share - basic and diluted	$(0.09)	$(0.02)	$(0.13)	$(0.05)

Weighted-average shares outstanding - basic and diluted	158,818	140,107	157,136	133,661

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Statements of Shareholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock		Additional			Total
		Par	paid-in	Subscriptions	Accumulated	shareholders'
	Shares	value	capital	receivable	deficit	equity (deficit)
Balance at March 31, 2021	157,952	$158	$660,267	$-	$(592,464)	$67,961
Share-based compensation expense	1,772	2	7,895	-	-	7,897
Exercise of options	269	-	429	-	-	429
Sales of common stock	3,967	4	67,568	-	-	67,572
Net loss	-	-	-	-	(14,962)	(14,962)
Balance at June 30, 2021	163,960	$164	$736,159	$-	$(607,426)	$128,897

Balance at January 1, 2021	152,926	$153	$601,224	$(6,135)	$(586,233)	$9,009
Share-based compensation expense	2,140	2	9,533	-	-	9,535
Exercise of options	1,340	1	2,509	-	-	2,510
Sales of common stock	7,554	8	122,893	6,135	-	129,036
Net loss	-	-	-	-	(21,193)	(21,193)
Balance at June 30, 2021	163,960	$164	$736,159	$-	$(607,426)	$128,897

Balance at March 31, 2020	130,878	$131	$570,128	$-	$(577,533)	$(7,274)
Share-based compensation expense	201	-	187	-	-	187
Exercise of options	4	-	3	-	-	3
Sales of common stock	12,350	12	6,854	-	-	6,866
Net loss	-	-	-	-	(2,304)	(2,304)
Balance at June 30, 2020	143,433	$143	$577,172	$-	$(579,837)	$(2,522)

Balance at January 1, 2020	125,803	$126	$568,496	$-	$(572,599)	$(3,977)
Share-based compensation expense	201	-	344	-	-	344
Exercise of options	4	-	3	-	-	3
Sales of common stock	17,425	17	8,329	-	-	8,346
Net loss	-	-	-	-	(7,238)	(7,238)
Balance at June 30, 2020	143,433	$143	$577,172	$-	$(579,837)	$(2,522)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(21,193)	$(7,238)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	665	488
Impairment of property and equipment	664	-
Gain on disposal of property and equipment	-	(450)
Share-based compensation expense	9,535	389
Non-cash interest expense	7	3
Inventory write-downs	-	168

Change in:
Accounts receivable, net	-	1,079
Inventory	(151)	24
Other current and non-current assets	(193)	551
Accounts payable	803	(355)
Accrued liabilities	146	(1,544)
Deferred revenue	-	(21)
Contract liabilities and other current liabilities	(1,225)	(1,139)
Operating lease liabilities	(335)	(325)
Net cash used in operating activities	(11,277)	(8,370)

Cash flows from investing activities
Proceeds on sale of property and equipment	-	525
Purchases of property and equipment	(1,884)	(94)
Net cash provided by (used in) investing activities	(1,884)	431

Cash flows from financing activities
Principal payments under finance leases	(18)	(13)
Increase in long-term debt	-	1,571
Payments received on subscriptions receivable	6,135	-
Net proceeds from issuance of common stock	125,470	8,349
Net cash provided by financing activities	131,587	9,907

Change in cash, cash equivalents, and restricted cash	118,426	1,968
Cash, cash equivalents, and restricted cash at beginning of period	17,297	6,272
Cash, cash equivalents, and restricted cash at end of period	$135,723	$8,240

Supplemental schedule of non-cash investing and financing activities
Non-cash additions to property and equipment	$164	$19

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of June 30, 2021 and December 31, 2020:
	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$135,288	$16,862
Restricted cash	435	435
Cash, cash equivalents and restricted cash	$135,723	$17,297

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Condensed Financial Statements
(Unaudited)

1. MANAGEMENT'S STATEMENT

The Condensed Balance Sheets as of June 30, 2021, the Condensed Statements of Operations and the Condensed Statements of Shareholders’ Equity (Deficit) for the three and six months ended June 30, 2021 and 2020, and the Condensed Statements of Cash Flows for the six months ended June 30, 2021 and 2020, have been prepared by MicroVision, Inc. ("we" or "our") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at June 30, 2021 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (SEC). The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

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

For the past few years, our strategy has been to sell Augmented Reality (AR) displays or components, Interactive Displays, or Consumer Lidars to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) for incorporation into their products. However, while we do have a customer for one of these products which generates royalty income, the volume of sales and resulting royalties from that product are not significant, and we have been unable to secure additional customers to launch one of our products. As a result, since February 2020, we have been simultaneously seeking strategic alternatives, including a potential sale or merger of the Company, sale of part of the Company, strategic minority investment, licensing agreement or other transaction, while continuing to develop our 1st Generation Long Range Lidar module.

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities.

At June 30, 2021, we had $135.3 million in cash and cash equivalents. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.

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

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net loss available for common shareholders - basic and diluted	$(14,962)	$(2,304)	$(21,193)	$(7,238)

Denominator:
Weighted-average common shares outstanding - basic and diluted	158,818	140,107	157,136	133,661

Net loss per share - basic and diluted	$(0.09)	$(0.02)	$(0.13)	$(0.05)

For the three and six months ended June 30, 2021 and 2020, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive: outstanding options exercisable into a total of 1,764,000 and 4,011,000 shares of common stock, respectively, and 2,925,000 and 1,981,000 nonvested restricted and performance stock units, respectively.

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

Disaggregation of revenue

The following table provides information about disaggregated revenue by timing of revenue recognition (in thousands):

	Three Months Ended June 30, 2021
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$746	$-	$746
Product and services transferred over time	-	-	-	-
Total	$-	$746	$-	$746

	Six Months Ended June 30, 2021
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$1,225	$-	$1,225
Product and services transferred over time	-	-	-	-
Total	$-	$1,225	$-	$1,225

	Three Months Ended June 30, 2020
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$572	$-	$572
Product and services transferred over time	-	-	15	15
Total	$-	$572	$15	$587

	Six Months Ended June 30, 2020
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$1,247	$784	$4	$2,035
Product and services transferred over time	-	-	21	21
Total	$1,247	$784	$25	$2,056

Contract balances

Under Topic 606, our rights to consideration are presented separately depending on whether those rights are conditional or unconditional. We present our unconditional rights to consideration as “accounts receivable” in our Balance Sheet.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	June 30,	December 31,
	2021	2020	$ Change	% Change

Contract assets	$-	$-	$-	-
Contract liabilities	(6,540)	(7,765)	1,225	(15.8)
Net contract assets (liabilities)	$(6,540)	$(7,765)	$1,225	(15.8)

In April 2017, we signed a contract with Microsoft Corporation to develop an LBS display system. Under the agreement, we received an upfront payment of $10.0 million. As of December 31, 2020, we had applied $2.2 million against the contract liability. During the three and six months ended June 30, 2021, we applied $746,000 and $1.2 million, respectively, against the contract liability with this customer.

Contract acquisition costs

We are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. We currently do not pay any commissions upon the signing of a contract; therefore, no commission cost has been incurred as of June 30, 2021.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The $10.0 million upfront payment received from our customer as noted above was being recognized as revenue as component sales were transferred to the customer. Under the new arrangement reached in March 2020, the royalties we expect to earn will be applied against the remaining prepayment. We expect to apply an additional $1.1 million during the second half of 2021, and this amount is included in revenue below. Because there is uncertainty about the timing of the application of the remainder of the contract liability, it has been excluded from future estimated revenue in the table below. The $6.5 million contract liability is classified as a current liability on our balance sheet. It is likely that recognition of revenue may extend beyond the next twelve months.

The following table provides information about the estimated timing of revenue recognition (in thousands):

	Remainder of 2021	2022

License and royalty revenue	$1,096	$-

5. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND SUPPLIERS

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of June 30, 2021, our cash and cash equivalents are comprised of operating checking accounts and short-term highly rated money market savings accounts.

Concentration of major customers and suppliers

For the three and six months ended June 30, 2021, one customer, Microsoft Corporation, accounted for $746,000 and $1.2 million in revenue, respectively, representing 100% of our total revenue, for each period. For the three and six months ended June 30, 2020, the same customer accounted for $587,000 and $2.1 million in revenue, respectively, representing 100% of our total revenue for each period.

Typically, a significant concentration of our components and the products we have sold are manufactured and obtained from single or limited-source suppliers. The loss of any single or limited-source supplier, the failure of any of these suppliers to perform as expected, or the disruption in the supply chain of components from these suppliers could subject us to risks and uncertainties including, but not limited to, increased cost of sales, possible loss of revenues, or significant delays in product development or product deliveries, any of which could adversely affect our financial condition and operating results.

6. INVENTORY

Inventory consists of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Raw materials	$151	$-
Finished goods	-	-
	$151	$-

Inventory consists of raw materials and finished goods assemblies. Inventory is computed using the first-in, first-out (FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

7. SHARE-BASED COMPENSATION

During the three months ended June 30, 2021, we recorded an adjustment of $540,000 to additional paid in capital related to non-cash compensation expense that erroneously had not been recorded in the first quarter of 2021. This non-cash adjustment increased research and development expense and net loss by $540,000 for the three and six months ended June 30, 2021. We determined that the adjustment was not material to the financial statements for any previously reported annual or interim periods.

We issue share-based compensation to employees in the form of stock options, restricted stock units (RSUs), and performance stock units (PSUs). We account for the share-based awards by recognizing the fair value of share-based compensation expense on a straight-line basis over the service period of the award, net of estimated forfeitures. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model. The fair value of RSUs and non-executive PSUs is based on the closing price of our common stock on the grant date. Executive PSUs are valued using a binomial option pricing model using the following inputs: stock price, volatility, and risk-free interest rates. Changes in estimated inputs or using other option valuation methods may result in materially different option values and share-based compensation expense.

The following table summarizes the amount of share-based compensation expense by line item on the statements of operations:

Share-based compensation expense	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Research and development expense	$2,201	$103	$3,387	$142
Sales, marketing, general and administrative expense	5,696	97	6,148	247
	$7,897	$200	$9,535	$389

Options activity and positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2021:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
Options		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding as of June 30, 2021	1,764,000	$1.29	6.8	$27,272,000

Exercisable as of June 30, 2021	1,001,000	$1.70	5.9	$15,072,000

As of June 30, 2021, our unrecognized share-based employee compensation related to stock options was $163,000 which we plan to expense over the next 0.9 years.

Restricted stock activity and positions

The following table summarizes activity and positions with respect to RSUs and PSUs for the six months ended June 30, 2021:

		Weighted-average
	Shares	price
Unvested as of December 31, 2020	1,983,000	$0.76
Granted	3,670,000	13.10
Vested	(2,152,000)	2.86
Forfeited	(576,000)	7.38
Unvested as of June 30, 2021	2,925,000	$13.38

As of June 30, 2021, our unrecognized share-based compensation related to RSUs was $25.0 million which we plan to expense over the next 2.6 years and our unrecognized share-based compensation related to the non-executive PSUs was $10.4 million, which we plan to expense over the next 1.2 years.

8. LEASES

We lease our office space and certain equipment under finance and operating leases. Our leases have remaining lease terms of one to two years. Our office space lease contains an option to extend the lease for one period of five years. This extension period is not included in our right of use asset or lease liability amounts. Our office lease agreement includes both lease and non-lease components, which are accounted for separately. Our finance leases contain options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless we are reasonably certain to exercise the purchase option.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Operating lease expense	$116	$116	$232	$232

Finance lease expense:
Amortization of leased assets	9	6	17	12
Interest on lease liabilities	1	1	2	2
Total finance lease expense	10	7	19	14
Total lease expense	$126	$123	$251	$246

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$335	$325
Operating cash flows from finance leases	2	2
Financing cash flows from finance leases	18	13

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
(in thousands)	2021	2020
Operating leases
Operating lease right-of-use assets	$753	$946

Current portion of operating lease liability	686	676
Operating lease liability, net of current portion	467	774
Total operating lease liabilities	$1,153	$1,450

Finance leases
Property and equipment, at cost	$112	$112
Accumulated depreciation	(42)	(28)
Property and equipment, net	$70	$84

Current portion of finance lease obligations	$24	$31
Finance lease obligations, net of current portion	33	44
Total finance lease liabilities	$57	$75

Weighted Average Remaining Lease Term
Operating leases	1.8 years	2.3 years
Finance leases	1.5 years	2.0 years

Weighted Average Discount Rate
Operating leases	6.0%	6.0%
Finance leases	6.3%	6.3%

As of June 30, 2021, maturities of lease liabilities were as follows:

(in thousands)	Operating	Finance
Years Ended December 31,	leases	leases
2021	$340	$14
2022	696	26
2023	175	21
2024	-	-
Thereafter	-	-
Total minimum lease payments	1,211	61
Less: amount representing interest	(58)	(4)
Present value of capital lease liabilities	$1,153	$57

9. COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows.

10. COMMON STOCK

In June 2021, we entered into a $140.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $140.0 million through Craig-Hallum. As of June 30, 2021, we had issued 4.0 million shares of our common stock for net proceeds of $67.8 million under this ATM agreement.

In February 2021, we entered into a $50.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we were able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $50.0 million through Craig-Hallum. We issued 2.5 million shares of our common stock for net proceeds of $48.8 million under this ATM agreement. No further shares are available for sales under this agreement.

In December 2020, we entered into a $13.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we were able, from time to time, at our discretion to offer and sell shares of our common stock having an aggregate value of up to $13.0 million through Craig-Hallum. As of December 31, 2020, we had issued 1.0 million shares for net proceeds of $6.1 million that was received in January 2021. The $6.1 million was classified as subscriptions receivable on our December 31, 2020 balance sheet and is not included in the cash balance as of December 31, 2020. In January 2021, we issued 1.1 million shares of our common stock for net proceeds of $6.6 million under the agreement. In total, weissued 2.1 million shares of our common stock for net proceeds of $12.7 million under this ATM agreement. No further shares are available for sales under this agreement.

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

11. SUBSEQUENT EVENT

In April 2020, we received funds in the amount of $1.6 million pursuant to a loan under the Paycheck Protection Program of the 2020 CARES Act (PPP) administered by the Small Business Administration. The loan has an interest rate of 0.98% and a term of 24 months. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent and utilities, and a portion of the loan used to pay certain costs may be forgivable, all as provided by the terms of the PPP. All of the funds received under the PPP had been used for qualified purposes. We applied for partial forgiveness of the loan, and in July 2021, approximately $690,000 was approved for forgiveness by our lender in accordance with PPP guidelines. The forgiveness will be recorded as a gain on extinguishment of debt in our financial statements in the third quarter of 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The information set forth in this report in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 3, "Quantitative and Qualitative Disclosures about Market Risk," includes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, technology development by third parties, future operations, financing needs or plans of MicroVision, Inc. (“we,” “our,” or “us”), as well as assumptions relating to the foregoing. The words "anticipate," "could," "would," "believe," "estimate," "expect," "goal," "may," "plan," "project," "will," and similar expressions identify forward-looking statements. Factors that could cause actual results to differ materially from those projected in our forward-looking statements include risk factors identified below in Item 1A.

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

We are developing our 1st generation lidar sensor, which we call Long Range Lidar (LRL), for OEM and Tier 1 automotive suppliers to be incorporated into automotive active collision avoidance systems and autonomous driving vehicles. This product will also be targeted for sales to technology companies focused on Mobility as a Service (MaaS). MaaS customers are currently major users of automotive lidar sensors.

We believe our technology and designs for automotive lidar can be successful in the market and expect our solutions to have features and performance that exceed market needs and competitive products and will provide us several sustainable strategic advantages in the market. In April 2021 we completed our A-Sample LRL module. The A-Sample could be used for demonstration to interested parties. Following completion of the A-Sample hardware we are working to internally verify all features perform as expected. In addition to verification, we are conducting reliability and compliance testing. It is possible the 1st Generation LRL could be available for sale, in small quantities, in the fourth quarter of 2021.

In addition to our automotive lidar sensor, we have developed micro-display concepts and designs for use in head-mounted AR headsets and have developed a 1440i MEMS module that can support AR headsets. We have also developed a display solution targeted at the smart speakers market, which we call an Interactive Display module. This display is designed to project onto a countertop, tabletop or a wall from inside a smart speaker. The user can then touch the projected image on any surface on which the display is visible and it will behave like a touchscreen, as on a tablet or smartphone. Lastly, we have developed a small lidar sensor, which we call Consumer Lidar, for use indoors with smart home systems. This allows for a smart home system to understand what is happening in the home and then enable the smart home to respond in an appropriate way.

For the past few years, our strategy has been to sell AR displays or components, Interactive Displays, or Consumer Lidars to OEMs and ODMs for incorporation into their products. Our sole customer is Microsoft Corporation. Our arrangement with this customer generates royalty income; however, the volume of sales and resulting royalties from that arrangement are not significant. In the recent past, we have been unable to secure additional customers to launch one of our products.

As a result, since February 2020, we have been simultaneously seeking strategic alternatives, including a potential sale or merger of the Company, sale of part of the Company, strategic minority investment, licensing agreement or other transaction, while continuing to develop our 1st Generation Long Range Lidar module. We currently have no agreements or commitments to engage in any specific strategic transactions, and our exploration of various strategic alternatives may not result in any specific action or transaction. We may be unable to identify, successfully negotiate with and consummate a suitable transaction with a buyer or other strategic partner on favorable terms. If we determine to engage in a strategic transaction, we cannot predict the impact that such a transaction might have on our operations or stock price, and we cannot predict the impact on our stock price or operations if we fail to enter into such a transaction.

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

Several of the suppliers of components in our LBS modules have experienced closures or have been operating at reduced capacity, resulting in lower component availability. Continued disruptions to the supply chain could have a material impact on our future operating results.

As a result of the COVID-19 pandemic, including related governmental guidance or directives, some of our office-based employees continue to work remotely. We may experience reductions in productivity and disruptions to our business routines while our hybrid work policy remains in place, or if our employees become ill and are unable to work. This could have an adverse effect on the timing of our development activities, our ability to raise additional capital, our ability to enter into licensing agreements, or our ability to complete a potential sale or merger of the Company.

In April 2020, we received funds in the amount of approximately $1.6 million pursuant to a loan under the Paycheck Protection Program of the 2020 CARES Act (PPP) administered by the Small Business Administration. The loan has an interest rate of 0.98% and a term of 24 months. No payments are due for the first 10 months following the 24-week covered period, although interest accrues during that period. Thereafter, the loan is repayable in monthly installments over the next 18 months to retire the loan plus accrued interest. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent and utilities, and a portion of the loan used to pay certain costs may be forgivable, all as provided by the terms of the PPP. The CARES Act reduces the amount of the PPP loan that may be forgiven if the borrower reduces full-time equivalent employees during the covered period as compared to a base period. As of December 31, 2020, all of the funds received under the PPP had been used for qualified purposes. We applied for partial forgiveness of the loan and approximately $690,000 was approved for forgiveness by our lender in accordance with PPP guidelines. The forgiveness will be recorded in our financial statements in the third quarter of 2021. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. We may prepay the loan at any time prior to maturity with no prepayment penalties.

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

Results of operations

Product revenue

(in thousands)	2021	2020	$ change	% change
Three Months Ended June 30,	$-	$-	$-	-
Six Months Ended June 30,	-	1,247	(1,247)	(100.0)

Product revenue is revenue from sales of our products which are LBS modules and their components. Revenue is recognized when control of the goods passes to the customer. Our quarterly product revenue may vary substantially due to the timing of product orders from customers, product shipments, production constraints and availability of components and raw materials.

The decrease in product revenue for the three and six months ended June 30, 2021 compared to the same periods in 2020 was due to ceasing product shipments in March 2020 in connection with our transfer of production to our customer. From the third quarter of 2019 through the end of February 2020, we produced and sold to the customer components to a high definition display system that we developed for the customer pursuant to a development agreement. The volume and resulting revenue and gross profit from this arrangement was fairly low. Therefore, in March 2020 we transferred production of the components to the customer. Starting in March 2020, instead of recognizing product revenue and the related cost, we earn a royalty from the customer for each unit shipped. Product revenue backlog at June 30, 2021 and 2020 was zero.

License and royalty revenue

(in thousands)	2021	2020	$ change	% change
Three Months Ended June 30,	$746	$572	$174	30.4
Six Months Ended June 30,	1,225	784	441	56.3

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

As described above, in March 2020, our customer took over production of components that we had been producing for them. As a result, beginning in March 2020, we earn a royalty on each component shipped that is approximately equal to the gross profit we would have earned if we had continued to produce and ship the components. The increase in license and royalty revenue for the three and six months ended June 30, 2021 compared to the same periods in 2020 was primarily due to this change, resulting in revenue from this arrangement being recognized as royalty revenue rather than as product revenue with a related cost of product revenue. As we recognize this revenue, we record a corresponding reduction in the $10.0 million prepayment that we received from this customer in 2017; accordingly, no cash will be received for this royalty revenue unless and until the prepayment is exhausted.

Contract revenue

(in thousands)	2021	2020	$ change	% change
Three Months Ended June 30,	$-	$15	$(15)	(100.0)
Six Months Ended June 30,	-	25	(25)	(100.0)

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

The decrease in contract revenue during the three and six months ended June 30, 2021 compared to the same periods in 2020 was attributed to decreased support contract activity with our customer and no prototype shipments. Our contract backlog, including orders for prototype units and evaluation kits, at June 30, 2021 and 2020 was zero.

Cost of product revenue

		% of		% of
		product		product
(in thousands)	2021	revenue	2020	revenue	$ change	% change
Three Months Ended June 30,	$(31)	-	$(1)	-	$(30)	3,000.0
Six Months Ended June 30,	(36)	-	1,394	111.8	(1,430)	(102.6)

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

Cost of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of manufacturing overhead expense and the volume of direct material purchased. As described above, cost of product revenue was lower during the three and six months ended June 30, 2021 compared to the same periods in 2020 due to ceasing product shipments to our customer after we transferred production to the customer in March 2020. The credits of $31,000 and $36,000 for the three and six months ending June 30, 2021, respectively, are related to the reversal of accrued warranty liabilities since warranty claims were less than expected. Inventory write-downs of $168,000 were recorded in the six months ended June 30, 2020.

Cost of contract revenue

		% of		% of
		contract		contract
(in thousands)	2021	revenue	2020	revenue	$ change	% change
Three Months Ended June 30,	$-	-	$-	-	$-	-
Six Months Ended June 30,	-	-	4	16.0	(4)	(100.0)

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

The decrease in the cost of contract revenue during the three and six months ended June 30, 2021 was primarily attributed to reduced contract activity.

Research and development expense

(in thousands)	2021	2020	$ change	% change
Three Months Ended June 30,	$7,376	$1,607	$5,769	359.0
Six Months Ended June 30,	11,838	5,290	6,548	123.8

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

The increase in research and development expense during the three and six months ended June 30, 2021 compared to the same periods in 2020 was primarily due to higher non-cash compensation expense and increased headcount and direct material and equipment expenses related to the development of our lidar sensor. Due to changes in our incentive compensation and retention programs, we expect higher non-cash compensation expenses in future periods.

Sales, marketing, general and administrative expense

(in thousands)	2021	2020	$ change	% change
Three Months Ended June 30,	$8,355	$1,280	$7,075	552.7
Six Months Ended June 30,	10,602	3,051	7,551	247.5

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense during the three and six months ended June 30, 2021 compared to the same period in 2020 was primarily attributed to higher non-cash compensation expense and professional services.

Liquidity and capital resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At June 30, 2021, we had $135.3 million in cash and cash equivalents.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.

Operating activities

Cash used in operating activities totaled $11.3 million during the six months ended June 30, 2021 compared to cash used in operating activities of $8.4 million during the same period in 2020. The change in cash flows from operating activities is primarily attributed to increased operating expenses to support development activities during the six months ended June 30, 2021 compared to the same period in 2020.

Investing activities

During the six months ended June 30, 2021, net cash used in investing activities was $1.9 million compared to net cash provided by investing activities of $431,000 during the six months ended June 30, 2020. During the six months ended June 30, 2020, we sold fixed assets to our customer for $525,000 as part of our transfer of production of components that we had previously been producing. Purchases of property and equipment during the six months ended June 30, 2021 and 2020 were $1.9 million and $94,000, respectively.

Financing activities

In June 2021, we entered into a $140.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $140.0 million through Craig-Hallum. As of June 30, 2021, we had issued 4.0 million shares of our common stock for net proceeds of $67.8 million under this ATM agreement.

In February 2021, we entered into a $50.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we were able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $50.0 million through Craig-Hallum. We issued 2.5 million shares of our common stock for net proceeds of $48.8 million under this ATM agreement. No further shares are available for sales under this agreement.

In December 2020, we entered into a $13.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we were able to, from time to time, at our discretion offer and sell shares of our common stock having an aggregate value of up to $13.0 million through Craig-Hallum. As of December 31, 2020, we had issued 1.0 million shares for net proceeds of $6.1 million that was received in January 2021. The $6.1 million was classified as subscriptions receivable on our December 31, 2020 balance sheet and is not included in the cash balance as of December 31, 2020. In January 2021, we issued 1.1 million shares of our common stock for net proceeds of $6.6 million under the agreement. In total, we issued 2.1 million shares of our common stock for net proceeds of $12.7 million under this ATM agreement. No further shares are available for sales under this agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and market liquidity risk

As of June 30, 2021, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risk is not material.

Our investment policy generally directs that the investment manager should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of June 30, 2021, we had $135.3 million in cash and cash equivalents, which are comprised of operating checking accounts and short-term, highly rated money market savings accounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.

Under the supervision and with the participation of our management, including the chief executive officer (principal executive officer) and the chief financial officer (principal financial officer), we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in the Exchange Act, as of June 30, 2021 and, based on our evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting, described below.

We identified a material weakness in the controls that support the determination of the grant date of equity awards. We are in the process of implementing remediation activities to address the material weakness that was identified, including: a) revision of processes for issuance of equity grants, b) definition of documentation requirements for issuing equity grants, and c) training of personnel involved in issuance of equity grants.

There have been no changes in our internal control over financial reporting as of June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however after June 30, 2021 we began to implement controls to begin the remediation process of the material weakness described above.

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

Risk Factors Related to Our Business and Industry

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

•	As of June 30, 2021, we had an accumulated deficit of $607.4 million.
•	We had an accumulated deficit of $586.2 million from inception through 2020, and a net loss of $21.2 million during the six months ended June 30, 2021.

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

We were unable to secure a customer to launch one of our module products in 2020, as planned. As a result, we focused our immediate attention on strategic alternatives, including a potential sale or merger of the Company, sale of part of the Company, strategic minority investment, licensing agreement or other transaction. We also focused on developing our lidar sensor for the automotive market. There is substantial risk that these efforts will be unsuccessful. We currently have no agreements or commitments to engage in any specific strategic transactions, and our exploration of various strategic alternatives may not result in any specific action or transaction. We may be unable to identify, successfully negotiate with and consummate a suitable transaction with a buyer or other strategic partner on favorable terms. If we determine to engage in a strategic transaction, we cannot predict the impact that such a transaction might have on our operations or stock price, and we cannot predict the impact on our stock price or operations if we fail to enter into such a transaction.

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

The adverse impacts of the pandemic on our business and future financial performance could include, but are not limited to:

•	our ability to raise additional capital,
•	our ability to enter into sales, licensing, strategic transactions, or other agreements,
•	our technology development plans and timelines,
•	significant declines in revenue or delays in revenue due to supply chain disruptions,
•	our ability to add manufacturing capabilities in other countries due to travel restrictions,
•	our operating effectiveness resulting from employees working remotely or being ill and unable to work,
•	and our ability to complete a sale or merger of the Company.

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

While we continue to pursue strategic alternatives, we are focused on developing our automotive lidar module. This involves introducing new technology into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the commercial success of our LBS modules, the rate at which OEMs and ODMs introduce products incorporating our LBS technology and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if the mix of revenues and the associated margins vary from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components, products and systems, and equipment manufacturers that may require additional investments by us.

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

Our revenue is generated from one customer. Our quarterly performance may vary substantially and this variance, as well as general market conditions, may cause our stock price to fluctuate greatly and potentially expose us to litigation.

For the six months ended June 30, 2021, one customer accounted for $1.2 million in revenue, representing 100% of our total revenue. For the six months ended June 30, 2020, the same customer accounted for $2.1 million in revenue, representing 100% of our total revenue. Generally, our customers take time to obtain, and the loss of a significant customer, in particular our current sole customer, could negatively affect our revenue. Our quarterly operating results may vary significantly based upon:

•	Market acceptance of products incorporating our LBS technology;
•	Changes in evaluations and recommendations by any securities analysts following our stock or our industry generally;
•	Announcements by other companies in our industry;
•	Changes in business or regulatory conditions;
•	Announcements or implementation by our competitors of technological innovations or new products;
•	The status of particular development programs and the timing of performance under specific development agreements;
•	Economic and stock market conditions; or
•	Other factors unrelated to our company or industry.

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

We have identified a material weakness in our internal controls.

As described in Part I, Item 4, Controls and Procedures, we have identified a material weakness in the controls that support our determination of the grant date of equity awards. If not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting obligations. Any such failure could cause investors to lose confidence in the accuracy of our financial reports, harm our reputation and adversely affect the market price of our common stock.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. During the 12 months prior to the date of this report, our common stock has traded at a low of $1.25 and a high of $28.00. From the beginning of 2021 through August 4, 2021, our common stock has traded at a low of $4.86 and a high of $28.00. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. For the fiscal year ended December 31, 2020, we incurred a loss per share of $(0.10).

As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

•	investor reaction to our business strategy;
•	the success of competitive products or technologies;
•	any developments with respect to our pursuit of strategic alternatives, including a potential sale or merger of the Company, sale of part of the Company, strategic minority investment, licensing agreement or other transaction;
•	the timing and results of our development efforts with respect to our first generation LRL module;
•	changes in regulatory or industry standards applicable to our technologies;
•	variations in our financial and operating results or those of companies that are perceived to be similar to us;
•	developments concerning our collaborations or partners;
•	developments or disputes with any third parties that supply, manufacture, sell or market any of our products;
•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
•	actual or perceived defects in any of our products, if commercialized, and any related product liability claims;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	declines in the market prices of stocks generally;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	general economic, industry and market conditions; and
•	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the recent outbreak of COVID-19, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

Since the stock price of our common stock has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current levels or that future sales of our common stock will not be at prices lower than those sold to investors.

Additionally, securities of certain companies have recently experienced significant and extreme volatility in stock price due to short sellers of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in both the stock prices of those companies and in the market, and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment, as in many cases the price per share has declined steadily as interest in those stocks have abated. There can be no assurance that our shares will not be subject to a short squeeze in the future, and investors may lose a significant portion or all of their investment if they purchase our shares at a rate that is significantly disconnected from our underlying value.

If we are unable to maintain our listing on The Nasdaq Global Market, it could become more difficult to sell our stock in the public market.

Our common stock is listed on The Nasdaq Global Market. To maintain our listing on this market, we must meet Nasdaq's listing maintenance standards. From the initial receipt of notice in the fourth quarter of 2019 through our regaining compliance in the second quarter of 2020, our stock was at risk of being delisted due to noncompliance with the minimum required market value and closing price requirements of Nasdaq’s continued listing standards. If we are unable to continue to meet Nasdaq's listing maintenance standards for any reason, our common stock could be delisted from The Nasdaq Global Market. If our common stock were delisted, we may seek to list our common stock on The Nasdaq Capital Market, the NYSE American or on a regional stock exchange or, if one or more broker-dealer market makers comply with applicable requirements, the over-the-counter (OTC) market. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were to trade in the OTC market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock.

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

On August 4, 2021, the closing price of our common stock was $12.22 per share.

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

The automotive lidar and consumer display industries have been characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards. Our success will depend upon our ability to further develop our LBS technology system and to cost effectively introduce new products and features in a timely manner to meet evolving customer requirements and compete with competitors' product advances. We may not succeed in these efforts due to:

•	Delays in product development;
•	Lack of market acceptance for our technology or products incorporating our LBS technology; or
•	Lack of funds to invest in product research, development and marketing.

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

We currently use foreign suppliers and plan to continue to use foreign suppliers to manufacture current and future components and products, where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including, but not limited to:

•	Political and economic instability;
•	High levels of inflation, historically the case in a number of countries in Asia;
•	Burdens and costs of compliance with a variety of foreign laws, regulations and sanctions;
•	Foreign taxes and duties;
•	Changes in tariff rates or other trade, tax or monetary policies; and
•	Changes or volatility in currency exchange rates and interest rates.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Employment Agreement between MicroVision, Inc. and Sumit Sharma dated April 8, 2021.
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroVision, Inc.

Date: August 11, 2021	By:	/s/ Sumit Sharma
Sumit Sharma
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 11, 2021	By:	/s/ Stephen P. Holt
Stephen P. Holt
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

