Form 10-Q
period 2021-09-30
MICROVISION, INC.
filed 2021-11-08
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

YES    ☐       NO    ☒

The number of shares of the registrant’s common stock outstanding as of November 3, 2021 was 164,103,810.

PART I.

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.
Condensed Balance Sheets
(In thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$125,135	$16,862
Inventory	1,182	-
Other current assets	2,780	698
Total current assets	129,097	17,560

Property and equipment, net	2,780	1,883
Operating lease right-of-use asset	652	946
Restricted cash	435	435
Intangible assets, net	127	164
Other assets	974	18
Total assets	$134,065	$21,006

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$1,394	$630
Accrued liabilities	885	495
Contract liabilities	5,822	7,765
Other current liabilities	1,884	-
Current portion of long-term debt	685	431
Current portion of operating lease liability	691	676
Current portion of finance lease obligations	23	31
Total current liabilities	11,384	10,028

Long-term debt, net of current portion	-	1,151
Operating lease liability, net of current portion	307	774
Finance lease obligations, net of current portion	27	44
Total liabilities	11,718	11,997

Commitments and contingencies (Note 9)

Shareholders' equity
Preferred stock, par value $0.001; 25,000 shares authorized; no and no shares issued and outstanding	-	-
Common stock, par value $0.001; 210,000 shares authorized; 164,104 and 152,926 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	164	153
Additional paid-in capital	738,991	601,224
Subscriptions receivable	-	(6,135)
Accumulated deficit	(616,808)	(586,233)
Total shareholders' equity	122,347	9,009
Total liabilities and shareholders' equity	$134,065	$21,006

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Product revenue	$-	$100	$-	$1,347
License and royalty revenue	718	539	1,943	1,323
Contract revenue	-	-	-	25
Total revenue	718	639	1,943	2,695

Cost of product revenue	(10)	-	(46)	1,394
Cost of contract revenue	-	-	-	4
Total cost of revenue	(10)	-	(46)	1,398

Gross profit	728	639	1,989	1,297

Research and development expense	5,791	1,972	17,629	7,262
Sales, marketing, general and administrative expense	5,006	1,485	15,608	4,536
Gain on disposal of fixed assets	-	-	-	(450)
Total operating expenses	10,797	3,457	33,237	11,348

Loss from operations	(10,069)	(2,818)	(31,248)	(10,051)
Gain on debt extinguishment	692	-	692	-
Other expenses, net	(5)	(8)	(19)	(13)

Net loss	$(9,382)	$(2,826)	$(30,575)	$(10,064)

Net loss per share - basic and diluted	$(0.06)	$(0.02)	$(0.19)	$(0.07)

Weighted-average shares outstanding - basic and diluted	163,985	143,685	159,452	137,027

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Statements of Shareholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock		Additional			Total
		Par	paid-in	Subscriptions	Accumulated	shareholders'
	Shares	value	capital	receivable	deficit	equity (deficit)
Balance at June 30, 2021	163,960	$164	$736,159	$-	$(607,426)	$128,897
Share-based compensation expense	95	-	2,810	-	-	2,810
Exercise of options	49	-	30	-	-	30
Sales of common stock	-	-	(8)	-	-	(8)
Net loss	-	-	-	-	(9,382)	(9,382)
Balance at September 30, 2021	164,104	$164	$738,991	$-	$(616,808)	$122,347

Balance at January 1, 2021	152,926	$153	$601,224	$(6,135)	$(586,233)	$9,009
Share-based compensation expense	2,235	2	12,343	-	-	12,345
Exercise of options	1,389	1	2,539	-	-	2,540
Sales of common stock	7,554	8	122,885	6,135	-	129,028
Net loss	-	-	-	-	(30,575)	(30,575)
Balance at September 30, 2021	164,104	$164	$738,991	$-	$(616,808)	$122,347

Balance at June 30, 2020	143,433	$143	$577,172	$-	$(579,837)	$(2,522)
Share-based compensation expense	-	-	449	-	-	449
Exercise of options	98	-	104	-	-	104
Sales of common stock	375	1	601	-	-	602
Net loss	-	-	-	-	(2,826)	(2,826)
Balance at September 30, 2020	143,906	$144	$578,326	$-	$(582,663)	$(4,193)

Balance at January 1, 2020	125,803	$126	$568,496	$-	$(572,599)	$(3,977)
Share-based compensation expense	201	-	793	-	-	793
Exercise of options	102	-	107	-	-	107
Sales of common stock	17,800	18	8,930	-	-	8,948
Net loss	-	-	-	-	(10,064)	(10,064)
Balance at September 30, 2020	143,906	$144	$578,326	$-	$(582,663)	$(4,193)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(30,575)	$(10,064)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,040	726
Impairment of property and equipment	664	-
Gain on disposal of property and equipment	-	(450)
Share-based compensation expense	12,345	839
Non-cash interest expense	(10)	7
Inventory write-downs	-	168
Gain on extinguishment of debt	(692)	-

Change in:
Accounts receivable, net	-	1,079
Inventory	(1,182)	24
Other current and non-current assets	(3,038)	104
Accounts payable	573	(340)
Accrued liabilities	390	(1,750)
Deferred revenue	-	(21)
Contract liabilities and other current liabilities	(59)	(1,678)
Operating lease liabilities	(506)	(491)
Other long-term liabilities	(195)	-
Net cash used in operating activities	(21,245)	(11,847)

Cash flows from investing activities
Proceeds on sale of property and equipment	-	525
Purchases of property and equipment	(2,034)	(94)
Net cash provided by (used in) investing activities	(2,034)	431

Cash flows from financing activities
Principal payments under finance leases	(25)	(19)
Increase in long-term debt	-	1,571
Payments received on subscriptions receivable	6,135	-
Net proceeds from issuance of common stock	125,442	9,054
Net cash provided by financing activities	131,552	10,606

Change in cash, cash equivalents, and restricted cash	108,273	(810)
Cash, cash equivalents, and restricted cash at beginning of period	17,297	6,272
Cash, cash equivalents, and restricted cash at end of period	$125,570	$5,462

Supplemental schedule of non-cash investing and financing activities
Non-cash additions to property and equipment	$298	$19

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of September 30, 2021 and December 31, 2020:
	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$125,135	$16,862
Restricted cash	435	435
Cash, cash equivalents and restricted cash	$125,570	$17,297

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Condensed Financial Statements
(Unaudited)

1. MANAGEMENT'S STATEMENT

The Condensed Balance Sheets as of September 30, 2021, the Condensed Statements of Operations and the Condensed Statements of Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020, and the Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, have been prepared by MicroVision, Inc. ("we" or "our") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at September 30, 2021 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (SEC). The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

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

For the past few years, our strategy has been to sell Augmented Reality (AR) displays or components, Interactive Displays, or Consumer Lidars to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) for incorporation into their products. However, while we do have a customer for one of these products which generates royalty income, the volume of sales and resulting royalties from that product are not significant, and we have been unable to secure additional customers to launch one of our products. As a result, in February 2020, we began seeking strategic alternatives while continuing to develop our 1st Generation Long Range Lidar module.

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities.

At September 30, 2021, we had $125.1 million in cash and cash equivalents. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.

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

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net loss available for common shareholders - basic and diluted	$(9,382)	$(2,826)	$(30,575)	$(10,064)

Denominator:
Weighted-average common shares outstanding - basic and diluted	163,985	143,685	159,452	137,027

Net loss per share - basic and diluted	$(0.06)	$(0.02)	$(0.19)	$(0.07)

For the three and nine months ended September 30, 2021 and 2020, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive: outstanding options exercisable into a total of 1,712,000 and 3,906,000 shares of common stock, respectively, and 2,553,000 and 2,001,000 nonvested restricted and performance stock units, respectively.

3. LONG-TERM CONTRACTS

In May 2018, we signed a five-year license agreement with Sharp Corporation granting them exclusive license to our laser beam scanning (LBS) technology for display-only applications. The agreement includes an initial exclusivity period with requirements that must be met in order to maintain exclusivity. Because of the impact of COVID-19 on global commerce and new product introductions of consumer electronic devices, in February 2021 the agreement was amended to increase the term to six years and add twelve months to the initial exclusivity period. If this licensee acquires a customer, the agreement requires the licensee to buy specific components from us. The exclusivity period is scheduled to end in the fourth quarter of 2021.

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

Disaggregation of revenue

The following table provides information about disaggregated revenue by timing of revenue recognition (in thousands):

	Three Months Ended September 30, 2021
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$718	$-	$718
Product and services transferred over time	-	-	-	-
Total	$-	$718	$-	$718

	Nine Months ended September 30, 2021
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$1,943	$-	$1,943
Product and services transferred over time	-	-	-	-
Total	$-	$1,943	$-	$1,943

	Three Months Ended September 30, 2020
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$100	$539	$-	$639
Product and services transferred over time	-	-	-	-
Total	$100	$539	$-	$639

	Nine Months ended September 30, 2020
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$1,347	$1,323	$4	$2,674
Product and services transferred over time	-	-	21	21
Total	$1,347	$1,323	$25	$2,695

Contract balances

Under Topic 606, our rights to consideration are presented separately depending on whether those rights are conditional or unconditional. We present our unconditional rights to consideration as “accounts receivable” in our Balance Sheet.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	September 30,	December 31,
	2021	2020	$ Change	% Change

Contract assets	$-	$-	$-	-
Contract liabilities	(5,822)	(7,765)	1,943	(25.0)
Net contract assets (liabilities)	$(5,822)	$(7,765)	$1,943	(25.0)

In April 2017, we signed a contract with Microsoft Corporation to develop an LBS display system. Under the agreement, we received an upfront payment of $10.0 million. As of December 31, 2020, we had applied $2.2 million against the contract liability. During the three and nine months ended September 30, 2021, we applied $718,000 and $1.9 million, respectively, against the contract liability with this customer.

Contract acquisition costs

We are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. We currently do not pay any commissions upon the signing of a contract; therefore, no commission cost has been incurred as of September 30, 2021.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The $10.0 million upfront payment received from our customer as noted above was being recognized as revenue as component sales were transferred to the customer. Under the arrangement reached in March 2020, the royalties we expect to earn will be applied against the remaining prepayment. We expect to apply an additional $582,000 during the remainder of 2021 and $2.5 million during 2022, and this amount is included in revenue below. Because there is uncertainty about the timing of the application of the remainder of the contract liability, it has been excluded from future estimated revenue in the table below. The $5.8 million contract liability is classified as a current liability on our balance sheet. It is likely that recognition of revenue may extend beyond the next twelve months.

The following table provides information about the estimated timing of revenue recognition (in thousands):

	Remainder of 2021	2022

License and royalty revenue	$582	$2,500

5. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND SUPPLIERS

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of September 30, 2021, our cash and cash equivalents are comprised of operating checking accounts and short-term highly rated money market savings accounts.

Concentration of major customers and suppliers

For the three and nine months ended September 30, 2021, one customer, Microsoft Corporation, accounted for $718,000 and $1.9 million in revenue, respectively, representing 100% of our total revenue, for each period. For the three and nine months ended September 30, 2020, the same customer accounted for $539,000 and $2.6 million in revenue, respectively, representing 84% and 96% of our total revenue, respectively.

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

6. INVENTORY

Inventory consists of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Raw materials	$1,182	$-
Finished goods	-	-
	$1,182	$-

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

The following table summarizes the amount of share-based compensation expense by line item on the statements of operations:

Share-based compensation expense	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Research and development expense	$1,371	$291	$4,758	$433
Sales, marketing, general and administrative expense	1,439	159	7,587	406
	$2,810	$450	$12,345	$839

Options activity and positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2021:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
Options		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding as of September 30, 2021	1,712,000	$1.31	6.5	$16,689,000

Exercisable as of September 30, 2021	1,351,000	$1.49	6.1	$12,942,000

As of September 30, 2021, our unrecognized share-based employee compensation related to stock options was $103,000 which we plan to expense over the next 0.8 years.

Restricted stock activity and positions

The following table summarizes activity and positions with respect to RSUs and PSUs for the nine months ended September 30, 2021:

		Weighted-average
	Shares	price
Unvested as of December 31, 2020	1,983,000	$0.76
Granted	3,937,000	13.21
Vested	(2,250,000)	2.99
Forfeited	(1,117,000)	12.16
Unvested as of September 30, 2021	2,553,000	$13.01

As of September 30, 2021, our unrecognized share-based compensation related to RSUs was $26.0 million which we plan to expense over the next 2.5 years and our unrecognized share-based compensation related to the non-executive PSUs was $1.2 million, which we plan to expense over the next 1.0 years.

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

In September 2021, we entered into an office lease with Redmond East Office Park LLC, a Washington limited liability company, pursuant to which we will lease approximately 16,681 square feet of space located in Redmond, Washington that we will use primarily for general office space and product testing. The lease provides for an initial term of 128 months commencing November 1, 2021. Pursuant to the lease, annual base rent will be approximately $500,000 for the first year and is subject to annual increases of 3.0%. In addition to base rent, we will pay additional rent comprised of our proportionate share of any operating expenses, real estate taxes, and management fees. We have the option to extend the term for one ten-year renewal period, provided that the rent would be subject to market adjustment at the beginning of the renewal term. The total minimum lease payments related to this forward-starting lease are $6.4 million.

In September 2021, we entered into a second office lease with Redmond East Office Park LLC, pursuant to which we will lease approximately 36,062 square feet of space located in Redmond, Washington that we will use primarily for general office and lab space. The lease provides for an initial term of 120 months with a target commencement date of July 1, 2022. Pursuant to the lease, annual base rent will be approximately $1.1 million for the first year and is subject to annual increases of 3.0%. In addition to base rent, we will pay additional rent comprised of our proportionate share of any operating expenses, real estate taxes, and management fees. We have the option to extend the term for one ten-year renewal period, provided that the rent would be subject to market adjustment at the beginning of the renewal term. The total minimum lease payments related to this forward-starting lease are $13.0 million.

In connection with the effectiveness of the second lease with Redmond East Office Park, we amended our current office lease to provide for early termination intended to coincide with our move into the new 36,062 square feet of space but, in any event, no later than October 31, 2022.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Operating lease expense	$116	$116	$348	$348

Finance lease expense:
Amortization of leased assets	7	6	24	18
Interest on lease liabilities	-	-	2	2
Total finance lease expense	7	6	26	20
Total lease expense	$123	$122	$374	$368

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$506	$491
Operating cash flows from finance leases	2	2
Financing cash flows from finance leases	25	19

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
(in thousands)	2021	2020
Operating leases
Operating lease right-of-use assets	$652	$946

Current portion of operating lease liability	691	676
Operating lease liability, net of current portion	307	774
Total operating lease liabilities	$998	$1,450

Finance leases
Property and equipment, at cost	$112	$112
Accumulated depreciation	(49)	(28)
Property and equipment, net	$63	$84

Current portion of finance lease obligations	$23	$31
Finance lease obligations, net of current portion	27	44
Total finance lease liabilities	$50	$75

Weighted Average Remaining Lease Term
Operating leases	1.5 years	2.3 years
Finance leases	1.3 years	2.0 years

Weighted Average Discount Rate
Operating leases	6.0%	6.0%
Finance leases	6.3%	6.3%

As of September 30, 2021, maturities of lease liabilities were as follows:

(in thousands)	Operating	Finance
Years Ended December 31,	leases	leases
2021	$170	$6
2022	696	26
2023	175	21
2024	-	-
Thereafter	-	-
Total minimum lease payments	1,041	53
Less: amount representing interest	(43)	(3)
Present value of capital lease liabilities	$998	$50

9. COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows.

10. COMMON STOCK

In June 2021, we entered into a $140.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $140.0 million through Craig-Hallum. As of September 30, 2021, we had issued 4.0 million shares of our common stock for net proceeds of $67.8 million under this ATM agreement. There were no transactions under this agreement in the third quarter of 2021.

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

11. LONG-TERM DEBT

In April 2020, we received funds in the amount of approximately $1.6 million pursuant to a loan under the Paycheck Protection Program of the 2020 CARES Act (PPP) administered by the Small Business Administration. The loan has an interest rate of 0.98% and a term of 24 months. Due to an extension of the program, no payments were due until August 2021, although interest accrued during that period. Thereafter, the loan was repayable in monthly installments over the next 9 months to retire the loan plus accrued interest. Funds from the loan could only be used for certain purposes, including payroll, benefits, rent and utilities, and a portion of the loan used to pay certain costs was forgivable, all as provided by the terms of the PPP. The CARES Act provided that the forgivable portion of the PPP loan could be reduced if the borrower reduced full-time equivalent employees during the covered period as compared to a base period. As of December 31, 2020, all of the funds received under the PPP had been used for qualified purposes. We applied for and, in July 2021, received partial forgiveness of the loan of approximately $690,000 in accordance with PPP guidelines. The forgiveness was recorded in our financial statements in the third quarter of 2021 as a gain on debt extinguishment. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. We may prepay the loan at any time prior to maturity with no prepayment penalties.

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

Overview

MicroVision, Inc. is developing a lidar sensor to be used in automotive safety and autonomous driving applications. Our lidar sensor uses our pioneering laser beam scanning (LBS) technology. Our LBS technology is based on our patented expertise in systems that include micro-electrical mechanical systems (MEMS), laser diodes, opto-mechanics, electronics, algorithms and software and how those elements are packaged into a small form factor. Our lidar sensor also utilizes edge computing and machine intelligence as part of the solution. Though automotive lidar is our current priority, we have also developed solutions for Augmented Reality (AR), Interactive Displays, and Consumer Lidars.

We are developing our 1st generation lidar sensor, which we call Long Range Lidar (LRL), for OEMs and Tier 1 automotive suppliers to be incorporated into automotive active collision avoidance systems and autonomous driving vehicles. This product may also be targeted for sales to technology companies focused on Mobility as a Service (MaaS), which are currently major users of automotive lidar sensors.

We believe our technology and designs for automotive lidar can be successful in the market and expect our solutions to have features and performance that exceed market expectations and competitive products and that will provide us several sustainable strategic advantages in the market. In April 2021 we completed our A-Sample LRL module. During the third quarter of 2021, we tested our A-Sample hardware on an outdoor track, and we demonstrated the module at a significant trade show in Munich, Germany. We are continuing to develop the LRL module to improve and refine its features.

In addition to our automotive lidar sensor, in prior years we developed micro-display concepts and designs for use in head-mounted AR headsets and developed a 1440i MEMS module that can support AR headsets. We also developed a display solution targeted at the smart speakers market, which we call an Interactive Display module. This display is designed to project onto a countertop, tabletop or a wall from inside a smart speaker. The user can then touch the projected image on any surface on which the display is visible and it will behave like a touchscreen, as on a tablet or smartphone. Lastly, we developed a small lidar sensor, which we call Consumer Lidar, for use indoors with smart home systems. This allows for a smart home system to understand what is happening in the home and then enable the smart home to respond in an appropriate way.

For the past few years, our strategy has been to sell AR displays or components, Interactive Displays, or Consumer Lidars to OEMs and ODMs for incorporation into their products. Currently, our sole customer is Microsoft Corporation. Our arrangement with this customer generates royalty income; however, the volume of sales and resulting royalties from that arrangement are not significant. In the recent past, we have been unable to secure additional customers to launch one of our products.

As a result, in February 2020, we began seeking strategic alternatives while continuing to develop our 1st Generation Long Range Lidar module. We currently have no agreements or commitments to engage in any specific strategic transactions.

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

As a result of the COVID-19 pandemic, including related governmental guidance or directives, some of our office-based employees continue to work remotely. We may experience reductions in productivity and disruptions to our business routines while our hybrid work policy remains in place, or if our employees become ill and are unable to work. This could have an adverse effect on the timing of our development activities.

In April 2020, we received funds in the amount of approximately $1.6 million pursuant to a loan under the Paycheck Protection Program of the 2020 CARES Act (PPP) administered by the Small Business Administration. The loan has an interest rate of 0.98% and a term of 24 months. Due to an extension of the program, no payments were due until August 2021, although interest accrued during that period. Thereafter, the loan was repayable in monthly installments over the next 9 months to retire the loan plus accrued interest. Funds from the loan could only be used for certain purposes, including payroll, benefits, rent and utilities, and a portion of the loan used to pay certain costs was forgivable, all as provided by the terms of the PPP. The CARES Act provided that the forgivable portion of the PPP loan could be reduced if the borrower reduced full-time equivalent employees during the covered period as compared to a base period. As of December 31, 2020, all of the funds received under the PPP had been used for qualified purposes. We applied for and received partial forgiveness of the loan of approximately $690,000 in accordance with PPP guidelines. The forgiveness was recorded in our financial statements in the third quarter of 2021. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. We may prepay the loan at any time prior to maturity with no prepayment penalties.

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

Results of operations

Product revenue

(in thousands)	2021	2020	$ change	% change
Three Months Ended September 30,	$-	$100	$(100)	(100.0)
Nine Months ended September 30,	-	1,347	(1,347)	(100.0)

Product revenue is revenue from sales of our products which are LBS modules and their components. Revenue is recognized when control of the goods passes to the customer. Our quarterly product revenue may vary substantially due to the timing of product orders from customers, product shipments, production constraints and availability of components and raw materials.

The decrease in product revenue for the three and nine months ended September 30, 2021 compared to the same periods in 2020 was due to ceasing product shipments in March 2020 in connection with our transfer of production to our customer. From the third quarter of 2019 through the end of February 2020, we produced and sold to the customer components to a high definition display system that we developed for the customer pursuant to a development agreement. The volume and resulting revenue and gross profit from this arrangement was fairly low. Therefore, in March 2020 we transferred production of the components to the customer. Starting in March 2020, instead of recognizing product revenue and the related cost, we earn a royalty from the customer for each unit shipped. Product revenue backlog at September 30, 2021 and 2020 was zero.

License and royalty revenue

(in thousands)	2021	2020	$ change	% change
Three Months Ended September 30,	$718	$539	$179	33.2
Nine Months ended September 30,	1,943	1,323	620	46.9

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

As described above, in March 2020, our customer took over production of components that we had been producing for them. As a result, beginning in March 2020, we earn a royalty on each component shipped that is approximately equal to the gross profit we would have earned if we had continued to produce and ship the components. The increase in license and royalty revenue for the three and nine months ended September 30, 2021 compared to the same periods in 2020 was primarily due to this change, resulting in revenue from this arrangement being recognized as royalty revenue rather than as product revenue with a related cost of product revenue. As we recognize this revenue, we record a corresponding reduction in the $10.0 million prepayment that we received from this customer in 2017; accordingly, no cash will be received for this royalty revenue unless and until the prepayment is exhausted.

Contract revenue

(in thousands)	2021	2020	$ change	% change
Three Months Ended September 30,	$-	$-	$-	-
Nine Months ended September 30,	-	25	(25)	(100.0)

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

The decrease in contract revenue during the nine months ended September 30, 2021 compared to the same period in 2020 was attributed to decreased support contract activity with our customer and no prototype shipments. Our contract backlog, including orders for prototype units and evaluation kits, at September 30, 2021 and 2020 was zero.

Cost of product revenue

		% of		% of
		product		product
(in thousands)	2021	revenue	2020	revenue	$ change	% change
Three Months Ended September 30,	$(10)	-	$-	-	$(10)	-
Nine Months ended September 30,	(46)	-	1,394	103.5	(1,440)	(103.3)

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

Cost of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of manufacturing overhead expense and the volume of direct material purchased. As described above, cost of product revenue was lower during the three and nine months ended September 30, 2021 compared to the same periods in 2020 due to ceasing product shipments to our customer after we transferred production to the customer in March 2020. The credits of $10,000 and $46,000 for the three and nine months ending September 30, 2021, respectively, are related to the reversal of accrued warranty liabilities since warranty claims were less than expected. Inventory write-downs of $168,000 were recorded in the nine months ended September 30, 2020.

Cost of contract revenue

		% of		% of
		contract		contract
(in thousands)	2021	revenue	2020	revenue	$ change	% change
Three Months Ended September 30,	$-	-	$-	-	$-	-
Nine Months ended September 30,	-	-	4	16.0	(4)	(100.0)

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

The decrease in the cost of contract revenue during the nine months ended September 30, 2021 was primarily attributed to reduced contract activity.

Research and development expense

(in thousands)	2021	2020	$ change	% change
Three Months Ended September 30,	$5,791	$1,972	$3,819	193.7
Nine Months ended September 30,	17,629	7,262	10,367	142.8

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

The increase in research and development expense during the three and nine months ended September 30, 2021 compared to the same periods in 2020 was primarily due to higher non-cash compensation expense and increased headcount and direct material and equipment expenses related to the development of our lidar sensor. Due to changes in our incentive compensation and retention programs, we expect higher non-cash compensation expenses in future periods.

Sales, marketing, general and administrative expense

(in thousands)	2021	2020	$ change	% change
Three Months Ended September 30,	$5,006	$1,485	$3,521	237.1
Nine Months ended September 30,	15,608	4,536	11,072	244.1

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense during the three and nine months ended September 30, 2021 compared to the same period in 2020 was primarily attributed to higher non-cash compensation expense and professional services.

Liquidity and capital resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At September 30, 2021, we had $125.1 million in cash and cash equivalents.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.

Operating activities

Cash used in operating activities totaled $21.2 million during the nine months ended September 30, 2021 compared to cash used in operating activities of $11.8 million during the same period in 2020. The change in cash flows from operating activities is primarily attributed to increased operating expenses to support development activities during the nine months ended September 30, 2021 compared to the same period in 2020.

Investing activities

During the nine months ended September 30, 2021, net cash used in investing activities was $2.0 million compared to net cash provided by investing activities of $431,000 during the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we sold fixed assets to our customer for $525,000 as part of our transfer of production of components that we had previously been producing. Purchases of property and equipment during the nine months ended September 30, 2021 and 2020 were $2.0 million and $94,000, respectively.

Financing activities

In June 2021, we entered into a $140.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $140.0 million through Craig-Hallum. As of September 30, 2021, we had issued 4.0 million shares of our common stock for net proceeds of $67.8 million under this ATM agreement. There were no transactions under this agreement in the third quarter of 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and market liquidity risk

As of September 30, 2021, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risk is not material.

Our investment policy generally directs that the investment manager should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of September 30, 2021, we had $125.1 million in cash and cash equivalents, which are comprised of operating checking accounts and short-term, highly rated money market savings accounts.

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

Under the supervision and with the participation of our management, including the chief executive officer (principal executive officer) and the chief financial officer (principal financial officer), we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in the Exchange Act, as of September 30, 2021.

During the second quarter of 2021, we identified a material weakness in the controls that support the determination of the grant date of equity awards. We have implemented remediation activities to address the material weakness that was identified, including: a) revision of processes for issuance of equity grants, b) definition of documentation requirements for issuing equity grants, and c) training of personnel involved in issuance of equity grants. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of this fiscal year. As remediation has not yet been completed, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures continued to be ineffective at a level that provides reasonable assurance as of September 30, 2021.

Other than the remediation activities noted above, there have been no changes in our internal control over financial reporting as of September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Related to Our Business and Industry

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

•	As of September 30, 2021, we had an accumulated deficit of $616.8 million.
•	We had an accumulated deficit of $586.2 million from inception through 2020, and a net loss of $30.6 million during the nine months ended September 30, 2021.

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

We were unable to secure a customer to launch one of our module products in 2020, as planned. As a result, we focused our immediate attention on strategic alternatives, including a potential sale or merger of the Company, sale of part of the Company, strategic minority investment, licensing agreement or other transaction. We also focused on developing our lidar sensor for the automotive market. There is substantial risk that these efforts will be unsuccessful. We currently have no agreements or commitments to engage in any specific strategic transactions.

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

The adverse impacts of the pandemic on our business and future financial performance could include, but are not limited to:

•	our ability to raise additional capital,
•	our ability to enter into sales, licensing, strategic transactions, or other agreements,
•	our technology development plans and timelines,
•	significant declines in revenue or delays in revenue or development efforts due to supply chain disruptions,
•	our ability to add manufacturing capabilities in other countries due to travel restrictions and supply chain disruptions, and
•	our operating effectiveness resulting from employees working remotely or being ill and unable to work.

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

We are currently focused on developing our automotive lidar module. This involves introducing new technology into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the commercial success of our LBS modules, the rate at which OEMs and ODMs introduce products incorporating our LBS technology and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if the mix of revenues and the associated margins vary from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components, products and systems, and equipment manufacturers that may require additional investments by us.

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

For the nine months ended September 30, 2021, one customer accounted for $1.9 million in revenue, representing 100% of our total revenue. For the nine months ended September 30, 2020, the same customer accounted for $2.6 million in revenue, representing 96% of our total revenue. Generally, our customers take time to obtain, and the loss of a significant customer, in particular our current sole customer, could negatively affect our revenue. Our quarterly operating results may vary significantly based upon:

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

We identified a material weakness in our internal controls.

In the second quarter of 2021, we identified a material weakness in the controls that support our determination of the grant date of equity awards. If not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting obligations. Any such failure could cause investors to lose confidence in the accuracy of our financial reports, harm our reputation and adversely affect the market price of our common stock.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. During the 12 months prior to the date of this report, our common stock has traded at a low of $1.52 and a high of $28.00. From the beginning of 2021 through November 3, 2021, our common stock has traded at a low of $4.86 and a high of $28.00. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. For the fiscal year ended December 31, 2020, we incurred a loss per share of $(0.10).

As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

•	investor reaction to our business strategy;
•	the success of competitive products or technologies;
•	any developments with respect to our pursuit of strategic alternatives;
•	the timing and results of our development efforts with respect to our first generation LRL module;
•	changes in regulatory or industry standards applicable to our technologies;
•	variations in our financial and operating results or those of companies that are perceived to be similar to us;
•	developments concerning our collaborations or partners;
•	developments or disputes with any third parties that supply, manufacture, sell or market any of our products;
•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
•	actual or perceived defects in any of our products, if commercialized, and any related product liability claims;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	declines in the market prices of stocks generally;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	general economic, industry and market conditions; and
•	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the recent outbreak of COVID-19, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

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

On November 3, 2021, the closing price of our common stock was $8.93 per share.

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

We currently use foreign suppliers and plan to continue to use foreign suppliers to manufacture current and future components and products, where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including, but not limited to:

•	Political and economic instability;
•	High levels of inflation, historically the case in a number of countries in Asia;
•	Burdens and costs of compliance with a variety of foreign laws, regulations and sanctions;
•	Foreign taxes and duties;
•	Changes in tariff rates or other trade, tax or monetary policies; and
•	Changes or volatility in currency exchange rates and interest rates.
•	Disruptions in global supply chains.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Lease Agreement between Redmond East Office Park LLC and MicroVision, Inc. dated September 24, 2021 (covering approximately 16,681 square feet).
10.2	Lease Agreement between Redmond East Office Park LLC and MicroVision, Inc. dated September 24, 2021 (covering approximately 36,062 square feet).
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroVision, Inc.

Date: November 5, 2021	By:	/s/ Sumit Sharma
Sumit Sharma
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2021	By:	/s/ Stephen P. Holt
Stephen P. Holt
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

