Form 10-K
period 2021-12-31
MICROVISION, INC.
filed 2022-03-01
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $3.0 billion (based upon the closing price of $18.39 per share for the registrant's common stock as reported by the Nasdaq Global Market on that date).

The number of shares of the registrant's common stock outstanding as of February 25, 2022 was 164,630,093.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2022 Annual Meeting of Shareholders (the "2022 Proxy Statement") are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

MICROVISION, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

i

PART I.

Preliminary Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, technology development by third parties, future operations, financing needs or plans of MicroVision, Inc. (“we,” “our,” or “us”), as well as assumptions relating to the foregoing. The words “anticipate,” “could,” ”would,” “believe,” “estimate,” “expect,” “goal,” “may,” “plan,” “project,” “will,” and similar expressions identify forward-looking statements. Factors that could cause actual results to differ materially from those projected in our forward-looking statements include risk factors identified below in Item 1A.

ITEM 1. BUSINESS

Overview

MicroVision is an automotive lidar and ADAS solutions company, focused on delivering safe mobility at the speed of life.

Founded in 1993, MicroVision, Inc. is a pioneer in laser beam scanning, or LBS, technology, which is based on our patented expertise in micro-electromechanical systems, or MEMS, laser diodes, opto-mechanics, electronics, algorithms and software and how those elements are packaged into a small form factor. Throughout our history, we have combined our proprietary technology with our development expertise to create innovative solutions to address existing and emerging market needs, such as augmented reality microdisplay engines; interactive display modules; consumer lidar components; and, most recently, automotive lidar sensors and solutions for the automotive market.

Currently, our development efforts are primarily focused on automotive lidar sensors and an advanced driver-assisted systems, or ADAS, solution. Our integrated solution will combine our solid-state lidar sensor, custom ASICs, and software targeted for sale to automotive OEMs and Tier-1 automotive suppliers.

We believe that our MEMS-based lidar sensor demonstrates best-in-class features and performance that can exceed market expectations and outperform competitive products. In April 2021 we completed our A-Sample long range lidar module. During the third quarter of 2021, we tested our A-Sample hardware on an outdoor track and demonstrated the sensor’s key features at a significant trade show in Munich, Germany. We are continuing to develop our lidar sensor to improve and refine its features.

Our ADAS solution is intended to leverage edge computing and custom ASICs to enable our hardware and sensor fusion software to be integrated into an OEM’s ADAS stack. Our development efforts continue and we expect to test our solution and demonstrate its capabilities during the first half of 2022. Although we are forecasting small quantities of sales in 2022, we do not expect to achieve significant, sustained revenue from our ADAS solution in the near term.

In the recent past, we developed micro-display concepts and designs for use in head-mounted AR headsets and developed a 1440i MEMS module that can support AR headsets. We also developed a display solution targeted at the smart speakers market, which we call an Interactive Display module. The display was designed to project onto a countertop, tabletop or a wall from inside a smart speaker. The user could then touch the projected image on any surface on which the display is visible and it will behave like a touchscreen, as on a tablet or smartphone. In addition, we developed a small lidar sensor, which we call Consumer Lidar, for use indoors with smart home systems. It was designed to allow for a smart home system to understand what is happening in the home and then enable the smart home to respond in an appropriate way.

Although our development efforts are now solely focused on our ADAS solution, our revenue in the two fiscal years ended December 31, 2021 was derived from one customer, Microsoft Corporation, related to components that we developed for a high-definition display system. Our arrangement with this customer generates royalty income; however, the volume of sales and resulting royalties from that arrangement are not significant.

We have been unable to secure the customers needed to successfully launch our products. We have incurred substantial losses since inception, and we expect to incur a significant loss during the fiscal year ending December 31, 2022.

MicroVision, Inc. was founded in 1993 as a Washington corporation and reincorporated in 2003 under the laws of the State of Delaware. Our headquarters is located at 6244 185th Avenue NE, Suite 100, Redmond, Washington 98052, and our telephone number is (425) 936-6847.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free-of-charge from the investor page of our website, accessible at www.microvision.com, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC). Copies of these filings may also be obtained by visiting the SEC’s website, www.sec.gov, which contains current, quarterly and annual reports, proxy and information statements and other information regarding issuers that file electronically.

Continuing Impact of COVID-19 on Our Business

Our business operations continue to be impacted by the ongoing COVID-19 pandemic. Government restrictions in the early days of the pandemic caused us to mostly close our offices in early 2020. To support our hardware development efforts, we reopened our offices in July 2021 while maintaining compliance with government mandates and health agency protocols, including masking requirements and encouraging vaccination. Some of our office employees continue to work remotely or on hybrid schedules. We may experience reductions in productivity and disruptions to our business routines while our hybrid work policy remains in place, or if our employees become ill and are unable to work, which could have an adverse effect on the timing of our development activities. We will continue to prioritize the health and safety of our employees as we adapt our workplace policies based on evolving government regulation, health agency advice, and industry best practice.

In addition, particularly in connection with the recent resurgence of COVID-19 and its new variants, several of our suppliers have experienced closures or have been operating at reduced capacity, resulting in lower component availability. Continued disruptions to our supply chain could have a material impact on our future operations. Moreover, various global travel restrictions and office closures have hampered our business development efforts, making it more difficult to engage with potential customers and partners, which could have a material negative impact on our business prospects.

Our Industry and Market Strategy

We are developing our lidar sensors and sensor fusion software to address the needs of the Level 2+, or L2+, and Level 3, or L3, ADAS market. We estimate our serviceable addressable market for the period 2022 to 2030 to be approximately 100 million lidar sensors with a potential revenue opportunity of approximately $80 billion. These estimates assume one lidar sensor is required for each vehicle with L2+ functionality and two lidar sensors are required for each vehicle with L3 functionality, and that the average sales price per sensor is $800.

Our solution-based development approach recognizes two key realities of the L2+ and L3 markets: that safety is mission critical and that OEMs require cost efficiency and adaptability. With these factors in mind, we believe that our best-in-class lidar sensor supports critical safety needs by providing the highest resolution at range and velocity of moving objects with a dynamic field of view while running at 30 hertz, thus enabling ADAS features, such as automatic emergency braking, forward collision warning, and automatic emergency steering, at higher speeds of operation than our competitors’ products. Moreover, we tailor our solution to meet the needs of OEMs, integrating our MEMS-based lidar and edge computing to support Highway Pilot capabilities up to 130km/h, save development cost and time for OEMs with no training required for our sensor-fused output, reduce system cost by requiring fewer and cheaper sensors and reduced processing, and enable seamless integration with an OEM’s existing architecture. Our unique solution for the L2+ and L3 markets, we believe, has the potential to achieve our goal of enabling mission-critical safety systems while solving for OEMs’ cost and integration objectives.

With this customer-centric approach, our go-to-market strategy depends on building partnerships with OEMs and Tier-1 automotive suppliers, as well as with silicon companies to support our solution on their compute platforms. Although we are working to establish direct marketing and co-development relationships with OEMs, we expect that our revenue will be derived directly from Tier-1 suppliers in the form of licensing revenue.

Our Technology and Competitive Strength

Core to our automotive lidar sensor, custom ASICs and software is proprietary technology that we have been developing, refining, productizing and protecting for nearly 30 years. Our patented LBS technology combines a MEMS scanning mirror, laser diode light sources, electronics, and optics that are controlled using our proprietary system control algorithms along with edge computing and machine learning in some systems. The MEMS scanning mirror is a key component of our technology system and is one of our core competencies. Our MEMS scanning mirror is a silicon device that oscillates in a precisely controlled closed loop pattern so that we can place a pixel of light at a precise point. This allows us to generate a projected image pixel-by-pixel for use in lidar sensing and display. Scanning modules with our technology can be designed to operate in one of three different modes: lidar sensing only, display and lidar sensing combined, and display only. For applications that include a projected display, our PicoP® scanning technology creates a brilliant, full color, high-contrast, uniform image over the entire field-of-view from a small and thin module with low power consumption. We believe that our proprietary technology offers significant advantages over other lidar sensing systems and traditional displays.

Early applications of our proprietary technology included heads up displays for the U.S. military and automotive systems. The contemplated uses of our technology require incorporation of our components into the products of other companies or partners. Most recently, our technology can be found in a Microsoft heads up display product. In the past, we have worked with other global brands to incorporate our core technology into their consumer products. We believe a significant competitive strength for us today is our long history of delivering LBS- and MEMS-based hardware and related firmware and software that meets reliability, predictability, and scalability standards of well-known OEMs and ODMs.

Our automotive lidar sensor is designed to, and we believe can meet or exceed OEM specifications, performing to 220 meters of range with an output resolution of 10.8 million points per second from a single return at 30 hertz. We believe that our hardware can deliver the highest point cloud density for a single-channel sensor as compared to competitive products. In addition to providing a low-latency, high-resolution point cloud at range, our sensor outputs axial, lateral, and vertical components of velocity of moving objects in the field of view at 30 hertz. This allows our solution to support a detailed understanding of the velocity of moving objects in real time, enabling fast and accurate path planning and maneuvering of the vehicle. Further, our proprietary scan locking feature ensures that our sensor is immune from interference from sunlight and from other lidar sensors.

In Augmented Reality (AR) applications, our technology enables high resolution of 1440i for large fields of view with low weight and low latency and persistence. Our Interactive Display gives an instant on and off, full color, focus-free, 720p projected image that is capable of responding as if it were a capacitance touch screen from any surface on which the projection can be seen. Our Consumer Lidar has a small size with high resolution, low power and low latency and is intended for use indoors to enable a smart home system to understand what is happening in the home and respond in an appropriate way.

Revenue Strategy

In 2019, our revenue was derived from the sale of components, from development contracts, and from royalty fees for LBS technology. Beginning in the third quarter of 2019 and through the end of February 2020, we were selling components to a high-definition display system that we developed for Microsoft under a development agreement. The volume and resulting revenue and gross profit from this business was fairly low. Therefore, in March 2020, we transferred production of the components to the customer. Starting in March 2020 and through 2021, we earned a royalty from the customer for each unit shipped, with amounts applied against the prepayment that we had previously received from the customer until the prepayment is exhausted. The value of the royalty is approximately equal to the amount of gross profit we would have earned if we continued to produce and ship the components. We believe this arrangement helps us conserve cash, while preserving our ability to experience financial benefits in the event the volume of components increases in the future.

Research and Development

We believe our research and development efforts have earned us a leadership position in the field of LBS technology and applications as applied to consumer electronics, automotive and other markets. Our ability to attract customers and grow revenue will depend on our ability to maintain our LBS technology leadership, to continually improve performance, reduce costs, and reduce the size of component parts and scanning modules. Our research and development team is located in Redmond, Washington and as of December 31, 2021, was comprised of 67 engineering and technical staff in optics, software engineering, electrical engineering, product engineering, and MEMS design.

Sales and Marketing

Our sales and marketing approach is account based, business-to-business targeting of OEMs and ODMs. Our business development efforts are headed by executive management and business development representatives and are supported by engineers that assist customers during the design cycles of products. Our business development office for our automotive solution is located in Germany and our engineers are primarily located in Redmond, Washington. We engage potential customers directly, participate in trade shows, and maintain a website.

Manufacturing

Although we are not manufacturing any products at this time,in the past, when we have produced products or components, our products were manufactured by a contract manufacturer based on our proprietary design, process, test, quality and reliability standards and incorporated our LBS technology and included MEMS and ASICs that were produced to order by semiconductor foundries. Our past manufacturing has not been subject to seasonal variations as our shipments have been relatively small and were in the early stages of product introduction. In the future, depending on our customers’ product mix, we may be affected by seasonal fluctuations which could affect working capital demands. Many of the raw materials used in our components are standard to the consumer electronics industry. Our MEMS, MEMS die, and ASICs have historically been manufactured to our specifications by separate single-source suppliers.

Competitive Conditions

Many companies are attempting to develop lidar sensors and ADAS solutions; the competitive landscape is highly crowded and rapidly evolving. We compete with pureplay lidar developers, some of which have recently completed de-SPAC transactions raising significant capital. Some of these companies have announced partnerships with OEMs, Tier 1 suppliers, and contract manufacturers that, even if nonexclusive, may appear more credible than we do in the marketplace. We also face competition from OEMs and Tier 1 suppliers that have internally developed lidar sensors. All of these OEMs and Tier 1s are significantly larger, more well-resourced, have long operating histories and enjoy relevant brand recognition. Many lidar developers are also building ADAS solutions with which our solution would compete. Our competitors may succeed in developing innovative technologies and products that could render our technology or proposed products commercially infeasible or technologically obsolete.

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

We believe our extensive patent portfolio is the largest, broadest, and earliest filed LBS technology portfolio. We currently have over 430 issued patents and pending patents worldwide. As our technology develops, we periodically review our patent portfolio and eliminate patents that are deemed of low value.  Due to this ongoing portfolio management practice, the number of patents in our portfolio will vary at any given time.

Since our inception in 1993, we have acquired through portfolio purchases, patents that grant us exclusive rights to various LBS technologies. From time to time some of these patents may expire or be abandoned to better utilize resources expended to maintain and generate new intellectual property.

Our ability to compete effectively in automotive lidar or any other market we may enter may depend, in part, on our ability and the ability of our licensors to maintain the proprietary nature of these technologies.

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

We have registered the name “PicoP®” and “MicroVision®” with the United States Patent and Trademark Office.

Our Employees, People Operations and Workplace Safety

As of February 25, 2022, we had approximately 96 full-time employees. None of our employees are represented by a labor union.

Our principal human capital objectives are to attract, retain, motivate, and reward our employees to achieve results for our customers and us. To achieve these objectives, our human capital programs seek to (i) support skill building and prepare our employees for advancement through continuous learning, (ii) reward our employees through compensation awards and resources intended to motivate our employees and promote well-being and (iii) continuously identify opportunities for development through regular employee input and engagement. We offer competitive compensation and benefits.

We also strive for continuous improvement in diversity and inclusivity among our employees, management, and board of directors, and seek to promote job opportunities to a diverse pool of qualified candidates. We are also committed to providing an inclusive work environment free of discrimination or harassment of any kind, supported by policies, communications, and reporting and resolution resources.

Protecting the safety, health, and well-being of our employees is also a key priority. Throughout the COVID-19 pandemic, we have remained focused on the health and safety of our employees by implementing appropriate safety protocols. We have implemented work-from-home procedures where possible, required the wearing of masks and physical distancing on the job when called for by local guidelines, and increased cleaning procedures and provided cleaning supplies.

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

Risk Factors Related to Our Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

•	As of December 31, 2021, we had an accumulated deficit of $629.4 million.
•	We had an accumulated deficit of $546.1 million from inception through December 31, 2018, a net loss of $26.5 million in 2019, a net loss of $13.6 million in 2020, and a net loss of $43.2 million in 2021.

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

We cannot be certain that we will succeed in obtaining additional development revenue or commercializing our technology or products. In light of these factors, we expect to continue to incur significant losses and negative cash flow at least through 2022 and likely thereafter. There is significant risk that we will not achieve positive cash flow at any time in the future.

COVID-19 has had an adverse effect on our business, and the future COVID-19 effects on our financial position and business prospects are uncertain.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the United States and the world. We are unable to accurately predict the full impact that COVID-19 may have on our operations due to numerous uncertainties, including the pandemic’s severity, duration and spread, as well as actions that may be taken by governmental authorities.

The adverse impacts of the pandemic on our business and future financial performance could include, but are not limited to:

•	difficulties in our ability to raise capital,
•	delays to our technology development plans and timelines,
•	significant declines or delays in revenue or development efforts due to supply chain disruptions,
•	obstacles or delays in meeting with potential customers and partners or entering into agreements with them, and
•	challenges to our operating effectiveness resulting from employees working remotely or being ill and unable to work.

We may require additional capital to fund our operations and to implement our business plan. Raising additional capital may dilute the value of current shareholders' investment in us.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months. We may, however, require additional capital to fund our operating plan past that time. We may seek to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that any such efforts to obtain additional capital would be successful.

We are currently focused on developing our automotive lidar module. This involves introducing new technology into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the commercial success of our technology, the rate at which OEMs and ODMs introduce products incorporating our technology and the market acceptance and competitive position of such products. If revenues are less than we anticipate, if the mix of revenues and the associated margins vary from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components, products and systems, and equipment manufacturers that may require additional investments by us.

Additional capital may not be available to us or, if available, may not be available on terms acceptable to us or on a timely basis. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of our current shareholders' investment in us. If adequate capital resources are not available on a timely basis, we may consider limiting our operations substantially and we may be unable to continue as a going concern. This limitation of operations could include reducing investments in our research and development projects, staff, operating costs, and capital expenditures which could jeopardize our ability to achieve our business goals or satisfy our customer requirements.

Risks Related to our Financial Statements and Results

Our revenue is generated from one customer, and losing that customer would have a negative impact on our revenue.

In 2021, one customer accounted for $2.5 million in revenue, representing 100% of our total revenue. In 2020, the same customer accounted for $3.0 million in revenue, representing 97% of our total revenue. In 2019, the same customer accounted for $7.7 million in revenue, representing 86% of our total revenue and a second customer accounted for $1.2 million in revenue, representing 13% of our total revenue. The loss of our current sole customer would negatively affect our revenue.

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

Our stock price has fluctuated in the past, has recently been in decline and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated significantly in the past, has recently been suffering from a downward trend, and may be volatile in the future. Over the 52-week period ending February 15, 2022, our common stock has traded at a low of $2.61 and a high of $28.00. We may continue to experience sustained depression or substantial volatility in our stock price in the foreseeable future unrelated to our operating performance or prospects. For the fiscal year ended December 31, 2021, we incurred a loss per share of $(0.27).

As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

•	investor reaction to our business strategy;
•	the success of competitive products or technologies;
•	strategic developments;
•	the timing and results of our development efforts with respect to our lidar sensor and ADAS solution;
•	changes in regulatory or industry standards applicable to our technologies;
•	variations in our or our competitors’ financial and operating results;
•	developments concerning our collaborations or partners;
•	developments or disputes with any third parties that supply, manufacture, sell or market any of our products;

•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technology;
•	actual or perceived defects in any of our products, if commercialized, and any related product liability claims;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	declines in the market prices of stocks generally;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	general economic, industry and market conditions; and
•	the effects of other events or factors, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the COVID-19 outbreak, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere.

Since the price of our common stock has fluctuated in the past, has been recently in decline and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current levels or that future sales of our common stock will not be at prices lower than those sold to investors.

Additionally, securities of certain companies have in the past few years experienced significant and extreme volatility in stock price due to short sellers of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in both the stock prices of those companies and in the market, and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment, as in many cases the price per share has declined steadily as interest in those stocks have abated. There can be no assurance that our shares will not be subject to a short squeeze in the future, and investors may lose a significant portion or all of their investment if they purchase our shares at a rate that is significantly disconnected from our underlying value.

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

On February 25, 2022, the closing price of our common stock was $3.64 per share.

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

Risks Related to Our Operations

Difficulty in qualifying a contract manufacturer or foundry for our products, or experiencing changes in our supply chain, could cause delays that may result in lost future revenues and damaged customer relationships.

Historically, we have relied on single or limited-source suppliers to manufacture our products. Establishing a relationship with a contract manufacturer or foundry is a time-consuming process, as our unique technology may require significant manufacturing process adaptation to achieve full manufacturing capacity. To the extent that we are not able to establish a relationship with a contract manufacturer or foundry in a timely manner or at prices or on other terms that are acceptable to us, we may be unable to meet contract or production milestones. Moreover, changes in our supply chain could result in increased cost and delay and subject us to risks and uncertainties regarding, but not limited to, product warranty, product liability and quality control standards. The loss of any single or limited-source supplier, the failure of any of these suppliers to perform as expected or the disruption in the supply chain of components from these suppliers could cause significant delays in product deliveries, which could result in lost future revenues and damaged customer relationships.

We are dependent on third parties to develop, manufacture, sell and market products incorporating our LBS technology, scanning modules, and the scanning module components.

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

We could face lawsuits related to our use of LBS technology or other technologies, which would be costly, and any adverse outcome could limit our ability to commercialize our technology or products.

We are aware of several patents held by third parties that relate to certain aspects of light scanning displays and 3D sensing products. These patents could be used as a basis to challenge the validity, limit the scope or limit our ability to obtain additional or broader patent rights of our patents. A successful challenge to the validity of our patents could limit our ability to commercialize our technology or products incorporating our LBS technology and, consequently, materially reduce our ability to generate revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us with respect to current and future technology. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications could eventually be issued with claims that could be infringed by our products or our technology.

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

Our ability to successfully offer products incorporating our technology and implement our business plan in a rapidly evolving market requires an effective planning and management process. The growth in business and relationships with customers and other third parties has placed, and will continue to place, a significant strain on our management systems and resources. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to train and manage our work force. Following our substantial reduction in headcount in February 2020, the risks associated with strained resources are heightened.

We target customers that are large companies with substantial negotiating power and potentially competitive internal solutions; if we are unable to sell our products to these customers, our prospects will be adversely affected.

Our potential customers are large, multinational companies with substantial negotiating power relative to us and, in some instances, may have internal solutions that are competitive to our products. These large, multinational companies also have significant resources, which may allow them to acquire or develop competitive technologies either independently or in partnership with others. Accordingly, even after investing significant resources to develop a product, we may not secure a series production award or, even after securing a series production award, may not be able to commercialize a product on profitable terms. If our products are not selected by these large companies or if these companies develop or acquire competitive technology or negotiate terms that are disadvantageous to us, it will have an adverse effect on our business prospects.

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

In the recent past, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. Any continuation or worsening of the current global economic and financial conditions could materially adversely affect: (i) our ability to raise, or the cost of, needed capital, (ii) demand for our current and future products, and (iii) our ability to commercialize products. Additionally, the outbreaks of wars or infectious diseases, as recently experienced, may cause an unexpected downturn in economic conditions. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, regionally or in the display industry.

Because we plan to continue expanding our international operations and using foreign suppliers, our operating results could be harmed by economic, political, regulatory and other factors in foreign countries.

During 2021, we established an office in Germany and we plan to expand our presence there in the near term. In addition, we currently use foreign suppliers and plan to continue to do so to manufacture current and future components and products, where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including, but not limited to:

•	Political and economic instability, international terrorism and the outbreak of war such as the recent invasion of Ukraine;
•	High levels of inflation, as has historically been the case in a number of countries in Asia;
•	Burdens and costs of compliance with a variety of foreign laws, regulations and sanctions;
•	Foreign taxes and duties;
•	Changes in tariff rates or other trade, tax or monetary policies;
•	Changes or volatility in currency exchange rates and interest rates;
•	Global or regional health crises, such as COVID-19 or other epidemics and
•	Disruptions in global supply chains.

As part of growing our business, we may make acquisitions. If we fail to successfully select, execute or integrate our acquisitions, then our business, results of operations and financial condition could be materially adversely affected.

From time to time, we may undertake acquisitions to add new products and technologies, acquire talent, gain new sales channels or enter into new markets or sales territories. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets, businesses, key personnel, customers, vendors and suppliers require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

To date, we have no experience with acquisitions and the integration of acquired technology and personnel. Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect our business, financial condition and results of operations and could cause our stock price to decline.

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

Intellectual property protection for our products, processes and technology is important and uncertain. If we do not obtain effective intellectual property protection for our products, processes and technology, we may be subject to increased competition. Our commercial success will depend, in part, on our ability, to maintain the proprietary nature of our key technologies by securing valid and enforceable patents and effectively maintaining unpatented technology as trade secrets.

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

Risks Related to Development for the Automotive Industry

If our products and solutions are not selected for inclusion in ADAS systems by automotive OEMs or automotive Tier 1 suppliers, our future prospects will be materially and adversely affected.

Automotive OEMs and Tier 1 suppliers design and develop ADAS technology over several years, undertaking extensive testing and qualification processes prior to selecting a product such as our lidar sensor for use in a particular system, product or vehicle model because such products will function as part of a larger system or platform and must meet certain other specifications. We have invested and will continue to invest significant time and resources to have our products considered and possibly selected by OEMs or Tier 1 suppliers for use in a particular system, product or vehicle model, which is known as a “series production win” or a “series production award.” In the case of ADAS technology, a series production award would mean that our lidar sensor and/or ADAS solution had been selected for use in a particular vehicle model. However, if we are unable to achieve a series production award with respect to a particular vehicle model, we may not have an opportunity to supply our products to the automotive OEM for that vehicle model for a period of many years. In many cases, this period can be as long as five to seven or more years. If our products are not selected by an automotive OEM or our suppliers for one vehicle model or if our products are not successful in that vehicle model, it is unlikely that our product will be deployed in other vehicle models of that OEM. If we fail to win a significant number of vehicle models from one or more of automotive OEMs or their suppliers, our future business prospects will be materially and adversely affected.

The complexity of our products and the limited visibility into the various environmental and other conditions under which potential customers may use the products could result in unforeseen delays or expenses from undetected defects, errors or reliability issues in hardware or software which could reduce the market adoption of our products, damage our reputation with prospective customers, expose us to product liability and other claims, and adversely affect our operating costs.

Our products are highly technical and complex and require high standards to manufacture and may experience defects, errors or reliability issues at various stages of development. We may be unable to timely manufacture or release products, or correct problems that have arisen or correct such problems to the customer’s satisfaction. Additionally, undetected errors, defects or security vulnerabilities could result in serious injury to the end users or bystanders of technology incorporating our products, inability of customers to commercialize technology incorporating our products, litigation against us, negative publicity and other consequences. These risks are particularly prevalent in the highly competitive ADAS market. These problems may also result in claims, including class actions, against us that could be costly to defend. Our reputation or brand may be damaged as a result of these problems and potential customers may be reluctant to buy our products, which could adversely affect our financial results.

Adverse conditions in the automotive industry or the global economy more generally could have adverse effects on our results of operations.

While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the global automobile industry and global economy generally. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates and credit availability, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. In addition, automotive production and sales can be affected by our automotive OEM customers’ ability to continue operating in response to challenging economic conditions and in response to labor relations issues, regulatory requirements, trade agreements and other factors. The volume of automotive production in North America, Europe and the rest of the world has fluctuated, sometimes significantly, from year to year, and we expect such fluctuations to give rise to fluctuations in the demand for our products. Any significant adverse change in any of these factors may result in a reduction in automotive sales and production by our automotive OEM customers and could have a material adverse effect on our business, results of operations and financial condition.

Developments in alternative technology may adversely affect the demand for our lidar technology.

Significant developments in alternative technologies, such as cameras and radar, may materially and adversely affect our business prospects in ways we do not currently anticipate. Existing and other camera and radar technologies may emerge as OEMs’ preferred alternative to our solution, which would result in the loss of competitiveness of our lidar solution. Our R&D efforts may not be sufficient to adapt to these changes in technology and our solution may not compete effectively with these alternative systems.

ADAS features may be delayed in adoption by OEMs, which would negatively impact our business prospects.

The ADAS market is fast evolving and there is generally a lack of an established regulatory framework. Vehicle regulators globally continue to consider new and enhanced emissions requirements, including electrification, to meet environmental and economic needs as well as pursue new safety standards to address emerging traffic risks. To control new vehicle prices, among other concerns, OEMs may need to dedicate technology and cost additions to new vehicle designs to meet these emissions and safety requirements and postpone the consumer cost pressures of new ADAS features. As additional safety requirements are imposed on vehicle manufacturers, our business prospects may be materially impacted.

Because the lidar and ADAS markets are rapidly evolving, it is difficult to forecast customer adoption rates, demand, and selling prices for our products and solutions.

We are pursuing opportunities in rapidly evolving markets, including technological and regulatory changes, and it is difficult to predict the timing and size of the opportunities. For example, lidar-based ADAS solutions require complex technology and because these automotive systems depend on technology from many companies, commercialization of ADAS products could be delayed or impaired on account of certain technological components of ours or others not being ready to be deployed in vehicles. In addition, the selling prices we are able to ultimately charge in the future for the products we are currently developing may be less than what we currently project. Our future financial performance will depend on our ability to make timely investments in the correct market opportunities. If one or more of these markets experience a shift in prospective customer demand, our products may not compete as effectively, if at all, and they may not be designed into commercialized products. Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our products, selling prices or the future growth of our target markets. If demand does not develop or if we cannot accurately forecast it, the size of our markets, inventory requirements or future financial results will be adversely affected.

Because lidar is new in the markets we are seeking to enter, our market forecasts may not materialize as anticipated.

Our market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not materialize as anticipated. These forecasts and estimates relating to the expected size and growth of the markets for lidar-based technology may prove to be inaccurate. Even if these markets experience the forecasted growth we anticipate, we may not grow our business at similar rates, or at all. Our future growth is subject to many factors, including market adoption of our products, which is subject to many risks and uncertainties. Accordingly, we cannot assure you that these forecasts will not be materially inaccurate.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In July 2017, we entered into a 65-month facility lease amendment on 31,142 square feet of combined use office, laboratory and manufacturing space at our headquarters facility in Redmond, Washington.

In September 2021, we entered into a 128-month facility lease that commenced on November 1, 2021 on approximately 16,681 square feet of space located in Redmond, Washington that we will use primarily for general office space and product testing. In September 2021, we also entered into a second facility lease with a target commencement date of July 1, 2022 on approximately 36,062 square feet of space located in Redmond, Washington that we will use primarily for general office and lab space.

In connection with the effectiveness of the second lease entered into in September 2021, we amended our current office lease to provide for early termination intended to coincide with our move into the new 36,062 square feet of space but, in any event, no later than October 31, 2022.

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

Sumit Sharma, age 48, was appointed Chief Executive Officer in February 2020 and served as Chief Operating Officer from June 2018 to February 2020, after serving as Vice President of Product Engineering and Operations since February 2017 and Vice President and Senior Director of Operations since September 2015. Prior to MicroVision, from April 2015 to September 2015, he was a Product Development and Operations consultant at BlueMadison Consulting. From November 2013 to March 2015, he was the Senior Director, Advanced Manufacturing Operations and Technology Development at Jawbone. From March 2011 to October 2013, he was the Head of Manufacturing Operations for project GLASS at Google. Mr. Sharma has extensive experience in optics, wearable technology, product development and qualification for automotive industry.  Mr. Sharma also has deep experience in global operations and developing strategic partnerships. A patent holder, Mr. Sharma received his baccalaureate degree in engineering from New Jersey Institute of Technology.

Anubhav Verma, age 36, joined MicroVision in November 2021 as Chief Financial Officer. Prior to MicroVision, from October 2016 to November 2021, he served as Senior Vice President Finance of Exela Technologies. From November 2013 to October 2016, he was an Investment Professional of HandsOn Global Management. From October 2011 to October 2013, he was an Investment Banker at Credit Suisse Securities USA LLC. Mr. Verma received a Bachelor of Technology degree in engineering and a Masters of Technology degree in engineering from the India Institute of Technology, Bombay.

Drew Markham, age 54, joined MicroVision in June 2021 as Vice President, General Counsel and Secretary. Before joining MicroVision, from January 2017 through June 2021, Ms. Markham was President at Avisé, a social purpose corporation, where she was a legal consultant to publicly traded technology companies. From January 2013 to December 2016, she was Vice President, Deputy General Counsel & Assistant Secretary at RealNetworks, Inc. From June 1999 to December 2012, she was an attorney with Wilson Sonsini Goodrich & Rosati. Ms. Markham received her Juris Doctor degree from the University of Washington School of Law and her Bachelor of Science degree in Accounting from the University of Florida.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading publicly on August 27, 1996. Our common stock trades on The Nasdaq Global Market under the ticker symbol “MVIS.” We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operations of our business and do not anticipate paying dividends on the common stock in the foreseeable future.

As of February 25, 2022, there were approximately 120 holders of record of 164,630,093 shares of common stock outstanding. As many of our shares of common stock are held by brokerages and institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements and the related notes included in Part II, Item 8 of this Form 10-K. The following discussion focuses on the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. Similar discussion of the results of our operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

Currently, our development efforts are primarily focused on automotive lidar sensors and an advanced driver-assisted systems, or ADAS, solution. Our integrated solution will combine our solid-state lidar sensor, custom ASICs, and software targeted for sale to automotive OEMs and Tier-1 automotive suppliers. Our development efforts continue and we expect to test our solution and demonstrate its capabilities during the first half of 2022. Although we are forecasting small quantities of sales in 2022, we do not expect to achieve significant, sustained revenue from our ADAS solution in the near term.

Although automotive lidar is our priority now, we have developed solutions for Augmented Reality, Interactive Displays, and Consumer Lidars. For the past few years, our strategy has been to sell AR displays or components, Interactive Displays, or Consumer Lidars to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) for incorporation into their products. Currently, our sole customer is Microsoft Corporation. Our arrangement with this customer generates royalty income; however, the volume of sales and resulting royalties from that arrangement are not significant. In the recent past, we have been unable to secure additional customers to launch one of our products.

We have incurred substantial losses since inception and expect to incur a significant loss during the fiscal year ending December 31, 2022. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. There can be no assurance that additional capital will be available or that, if available, it will be available on terms acceptable to us on a timely basis. We cannot be certain that we will succeed in commercializing our technology or products.

Continuing Impact of COVID-19 on Our Business

Our business operations continue to be impacted by the ongoing COVID-19 pandemic. Government restrictions in the early days of the pandemic caused us to mostly close our offices in early 2020. To support our hardware development efforts, we reopened our offices in July 2021 while maintaining compliance with government mandates and health agency protocols, including masking requirements and encouraging vaccination. Some of our office employees continue to work remotely or on hybrid schedules. We may experience reductions in productivity and disruptions to our business routines while our hybrid work policy remains in place, or if our employees become ill and are unable to work, which could have an adverse effect on the timing of our development activities. We will continue to prioritize the health and safety of our employees as we adapt our workplace policies based on evolving government regulation, health agency advice, and industry best practice.

In addition, particularly in connection with the recent resurgence of COVID-19 and its new variants, several of our suppliers have experienced closures or have been operating at reduced capacity, resulting in lower component availability. Continued disruptions to our supply chain could have a material impact on our future operations. Moreover, various global travel restrictions and office closures have hampered our business development efforts, making it more difficult to engage with potential customers and partners, which could have a material negative impact on our business prospects.

In April 2020, we received funds in the amount of approximately $1.6 million pursuant to a loan under the Paycheck Protection Program of the 2020 CARES Act (PPP) administered by the Small Business Administration. The loan has an interest rate of 0.98% and a term of 24 months. Due to an extension of the program, no payments were due until August 2021, although interest accrued during that period. Thereafter, the loan became repayable in monthly installments through April 2022 to retire the loan plus accrued interest. Funds from the loan could only be used for certain purposes, including payroll, benefits, rent and utilities, and a portion of the loan used to pay certain costs was forgivable, all as provided by the terms of the PPP. The CARES Act provided that the forgivable portion of the PPP loan could be reduced if the borrower reduced full-time equivalent employees during the covered period as compared to a base period. As of December 31, 2020, all of the funds received under the PPP had been used for qualified purposes. We applied for and received partial forgiveness of the loan of approximately $690,000 in accordance with PPP guidelines. The forgiveness was recorded in our financial statements in the third quarter of 2021. As of December 31, 2021, we have made principal payments totaling $488,000 on the loan. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. We may prepay the loan at any time prior to maturity with no prepayment penalties.

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

Our development contracts are primarily fixed-fee contracts. If control of deliverables occurs over time, we recognize revenue on fixed fee contracts on the proportion of total cost expended (under Topic 606, the ‘input method’) to the total cost expected to complete the contract performance obligation. For contracts that require the input method for revenue recognition, the determination of the total cost expected to complete the performance obligations on fixed fee contracts involves significant judgment. We incorporate revisions to hour and cost estimates when the causal facts become known.

Share-based compensation

We issue share-based compensation to employees in the form of stock options, restricted stock units (RSUs), and performance stock units (PSUs). We account for the share-based awards by recognizing the fair value of share-based compensation expense on a straight-line basis over the service period of the award, net of estimated forfeitures. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model. The fair value of RSUs and non-executive PSUs is determined by the closing price of our common stock on the grant date. For performance-based awards, expense is recognized when it is probable the performance criteria will be achieved. If the likelihood becomes improbable that the performance criteria will be achieved, the expense is reversed. Executive PSUs that have market-based performance criteria are valued using a binomial option pricing model using the following inputs: stock price, volatility, and risk-free interest rates. Changes in estimated inputs or using other option valuation methods may result in materially different option values and share-based compensation expense.

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

Results of Operations

YEAR ENDED DECEMBER 31, 2021 COMPARED TO YEAR ENDED DECEMBER 31, 2020.

Product revenue

		% of		% of
		total		total
	2021	revenue	2020	revenue	$ change	% change
(In thousands)
Product revenue	$-	-	$1,347	43.6	$(1,347)	(100.0)

Product revenue is revenue from sales of our products which are LBS modules and their components. Revenue is recognized when control of the goods passes to the customer.

The decrease in product revenue for the year ended December 31, 2021 compared to the same period in 2020 was due to ceasing product shipments in March 2020 in connection with our transfer of production to our customer. From the third quarter of 2019 through the end of February 2020, we produced and sold to the customer components to a high definition display system that we developed for the customer pursuant to a development agreement. The volume and resulting revenue and gross profit from this arrangement was fairly low. Therefore, in March 2020 we transferred production of the components to the customer. Starting in March 2020, instead of recognizing product revenue and the related cost, we earn a royalty from the customer for each unit shipped.

Product revenue backlog at December 31, 2021 and 2020 was zero.

License and royalty revenue

		% of		% of
		total		total
	2021	revenue	2020	revenue	$ change	% change
(In thousands)
License and royalty revenue	$2,500	100.0	$1,718	55.6	$782	45.5

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

As described above, in March 2020, our customer took over production of components that we had been producing for them. As a result, beginning in March 2020, we earn a royalty on each component shipped that is approximately equal to the gross profit we would have earned if we had continued to produce and ship the components. The increase in license and royalty revenue for the year ended December 31, 2021 compared to the same period in 2020 was primarily due to this change, resulting in revenue from this arrangement being recognized as royalty revenue rather than as product revenue with a related cost of product revenue. As we recognize this revenue, we record a corresponding reduction in the $10.0 million prepayment that we received from this customer in 2017; accordingly, no cash will be received for this royalty revenue unless and until the prepayment is exhausted.

Contract revenue

		% of		% of
		total		total
	2021	revenue	2020	revenue	$ change	% change
(In thousands)
Contract revenue	$-	-	$25	0.8	$(25)	(100.0)

Contract revenue includes revenue from performance on development contracts and the sale of prototype units and evaluation kits based on our PicoP® scanning module. Our contract revenue in a particular period is dependent upon when we enter into a contract, the value of the contracts we have entered into, and the availability of technical resources to perform work on the contracts. We recognize contract revenue either at a point in time, or over time, depending upon the characteristics of the individual contract. If control of the deliverable(s) occurs over time, the revenue is recognized in proportion to the transfer of control. If control passes to the customer only upon completion and transfer of the asset, revenue is recognized at the completion of the contract. In contracts that include significant customer acceptance provisions, we recognize revenue only upon acceptance of the deliverable(s).

The decrease in contract revenue during the year ended December 31, 2021 compared to the same period in 2020 was attributed to decreased support contract activity with our customer and no prototype shipments. Our contract backlog at December 31, 2021 and 2020 was zero.

Cost of product revenue

		% of		% of
		product		product
	2021	revenue	2020	revenue	$ change	% change
(In thousands)
Cost of product revenue	$2	n/a	$1,394	103.5	$(1,392)	(99.9)

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

Cost of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of manufacturing overhead expense and the volume of direct material purchased. Cost of product revenue was lower during the twelve months ended December 31, 2021 compared to the same period in 2020 due to ceasing product shipments to our customer after we transferred production to the customer in March 2020 and lower inventory write-downs.

Cost of contract revenue

		% of		% of
		contract		contract
	2021	revenue	2020	revenue	$ change	% change
(In thousands)
Cost of contract revenue	$-	n/a	$4	16.0	$(4)	(100.0)

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

The decrease in the cost of contract revenue during the year ended December 31, 2021 compared to the same period in 2020 was attributed to reduced contract activity.

Research and development expense

	2021	2020	$ change	% change
(In thousands)
Research and development expense	$24,111	$9,840	$14,271	145.0

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

The increase in research and development expense during the year ended December 31, 2021 was primarily due to higher non-cash compensation expense of $5.4 million and higher personnel costs as a result of increased headcount of $3.2 million compared to the prior year. Research and development expense also includes increases in direct material of $1.1 million and direct equipment of $1.0 million related to the development of our lidar sensor.

Sales, marketing, general and administrative expense

	2021	2020	$ change	% change
(In thousands)
Sales, marketing, general and administrative expense	$22,256	$5,917	$16,339	276.1

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense during the year ended December 31, 2021 was primarily attributed to higher non-cash compensation expense of $8.6 million, increased professional services of $3.3 million and increased business insurance of $1.3 million compared to the prior year.

Income taxes

No provision for income taxes has been recorded because we have experienced net losses from inception through December 31, 2021. At December 31, 2021, we had net operating loss carryforwards of approximately $431.4 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $9.0 million. During 2021, $31.2 million federal net operating losses expired unused. A majority of the net operating loss carryforwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2022 to 2041, if not previously used.

In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our shareholders during any three-year period would result in a limitation on our ability to use a portion of our net operating loss carryforwards.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. We did not have any unrecognized tax benefits at December 31, 2021 or at December 31, 2020.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At December 31, 2021, we had $82.6 million in cash and cash equivalents and $32.7 million in investment securities.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.

Operating activities

Cash used in operating activities totaled $29.4 million during 2021, compared to $16.1 million in 2020. Cash used in operating activities resulted primarily from cash used to fund our net loss, after adjusting for non-cash charges such as share-based compensation, depreciation and amortization charges and changes in operating assets and liabilities. The changes in cash used in operating activities were primarily attributed to increased operating expenses to support the development of our lidar sensor.

Investing activities

Cash used in investing activities totaled $35.3 million in 2021, compared to cash provided by investing activities of $123,000 in 2020. During the year ended December 31, 2021, we purchased short-term investment securities totaling $32.8 million. During the year ended December 31, 2020, we sold fixed assets to our customer for $525,000 as part of our agreement with them to take over production of the components we had been producing. Purchases of property and equipment during the twelve months ended December 31, 2021 and 2020 were $2.5 million and $402,000, respectively.

Financing activities

Cash provided by financing activities totaled $131.2 million in 2021, compared to $27.0 million in 2020. Principal payments under finance leases were $28,000 in 2021 and $29,000 in 2020.

The following is a list of our financing activities during 2021 and 2020.

  In June 2021, we entered into a $140.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $140.0 million through Craig-Hallum. As of December 31, 2021, we had issued 4.0 million shares of our common stock for net proceeds of $67.8 million under this ATM agreement. There were no transactions under this agreement in the second half of 2021.
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
  In April 2020, we received funds in the amount of $1.6 million pursuant to a loan under the PPP administered by the Small Business Administration. The loan has an interest rate of 0.98% and a term of 24 months. As of December 31, 2020, all of the funds received under the PPP had been used for qualified purposes. We applied for and, in July 2021, received partial forgiveness of the loan of approximately $690,000 in accordance with PPP guidelines. The forgiveness was recorded in our financial statements in the third quarter of 2021 as a gain on debt extinguishment. Due to an extension of the program, no payments were due until August 2021, although interest accrued during that period. Thereafter, the loan became repayable in monthly installments through April 2022 to retire the loan plus accrued interest. As of December 31, 2021, we have made principal payments totaling $488,000 on the loan.
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

Our capital requirements will depend on many factors, including, but not limited to, the rate at which OEMs and ODMs introduce products incorporating our LBS technology and the market acceptance and competitive position of such products. Our ability to raise capital will depend on numerous factors, including the following:

•	Perceptions of our ability to continue as a going concern;
•	Market acceptance of products incorporating our LBS technology;
•	Changes in evaluations and recommendations by any securities analysts following our stock or our industry generally;
•	Announcements by other companies in our industry;
•	Changes in business or regulatory conditions;
•	Announcements or implementation by our competitors of technological innovations or new products;
•	The status of particular development programs and the timing of performance under specific development agreements;
•	Economic and stock market conditions;
•	The cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	Our ability to establish cooperative development, joint venture and licensing arrangements; or
•	Other factors unrelated to our company or industry.

If we are successful in establishing OEM or ODM co-development and joint venture arrangements, we expect our partners to fund certain non-recurring engineering costs for technology development and/or for product development. Nevertheless, we expect our capital requirements to remain high as we expand our activities and operations with the objective of commercializing our LBS technology.

Contractual obligations

The following table lists our contractual obligations as of December 31, 2021 (in thousands):

	Payments Due By Period
Contractual Obligations	< 1 year	1-3 years	3-5 years	> 5 years	Total
Open purchase obligations *	$2,324	$46	$-	$-	$2,370
Minimum payments under finance leases	26	21	-	-	47
Minimum payments under operating leases+	1,739	3,451	3,660	10,696	19,546
	$4,089	$3,518	$3,660	$10,696	$21,963

* Open purchase obligations represent commitments to purchase materials, capital equipment, maintenance agreements and other goods used in the normal operation of our business.
+ Minimum payments under operating leases included payments associated with our forward-starting lease with a target commencement date of July 1, 2022.

Recent accounting pronouncements

See Note 2, "Summary of significant accounting policies," in the Notes to the financial statements found in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of December 31, 2021, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risks is not material. Due to the generally short-term maturities of our investment securities, we believe that the market risk arising from our holdings of these financial instruments is not significant. We do not believe that inflation has had a material effect on our business, financial condition or results of operations; however, we do anticipate our labor costs to increase as a result of inflationary pressures.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity, and return. As of December 31, 2021, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts and our short-term investments are comprised of highly rated corporate bonds. The values of cash and cash equivalents and investment securities, available-for-sale as of December 31, 2021, are as follows (in thousands):

	Amount	Percent
Cash and cash equivalents	$82,647	71.6%
Less than one year	32,720	28.4
	$115,367	100.0%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

MicroVision, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MicroVision, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Moss Adams LLP

Seattle, Washington

March 1, 2022

We have served as the Company’s auditor since 2012.

MicroVision, Inc.
Balance Sheets
(In thousands, except per share data)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$82,647	$16,862
Investment securities, available-for-sale	32,720	-
Inventory	1,780	-
Other current assets	2,283	698
Total current assets	119,430	17,560

Property and equipment, net	3,026	1,883
Operating lease right-of-use asset	5,577	946
Restricted cash	1,092	435
Intangible assets, net	115	164
Other assets	985	18
Total assets	$130,225	$21,006

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$3,584	$630
Accrued liabilities	1,170	495
Contract liabilities	5,265	7,765
Other current liabilities	1,181	-
Current portion of long-term debt	392	431
Current portion of operating lease liability	849	676
Current portion of finance lease obligations	21	31
Total current liabilities	12,462	10,028

Long-term debt, net of current portion	-	1,151
Operating lease liability, net of current portion	4,983	774
Finance lease obligations, net of current portion	26	44
Total liabilities	17,471	11,997

Commitments and contingencies (Note 14)

Shareholders' equity
Preferred stock, par value $0.001; 25,000 shares authorized; no and no shares issued and outstanding	-	-
Common stock, par value $0.001; 210,000 shares authorized; 164,363 and 152,926 shares issued and outstanding at December 31, 2021 and 2020, respectively	164	153
Additional paid-in capital	742,042	601,224
Subscriptions receivable	-	(6,135)
Accumulated other comprehensive loss	(19)	-
Accumulated deficit	(629,433)	(586,233)
Total shareholders' equity	112,754	9,009
Total liabilities and shareholders' equity	$130,225	$21,006

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019

Product revenue	$-	$1,347	$5,345
License and royalty revenue	2,500	1,718	99
Contract revenue	-	25	3,442
Total revenue	2,500	3,090	8,886

Cost of product revenue	2	1,394	6,692
Cost of contract revenue	-	4	1,872
Total cost of revenue	2	1,398	8,564

Gross profit	2,498	1,692	322

Research and development expense	24,111	9,840	18,661
Sales, marketing, general and administrative expense	22,256	5,917	8,133
Gain on disposal of fixed assets	-	(450)	-
Total operating expenses	46,367	15,307	26,794

Loss from operations	(43,869)	(13,615)	(26,472)
Gain on debt extinguishment	692	-	-
Other expenses, net	(23)	(19)	(11)

Net loss	$(43,200)	$(13,634)	$(26,483)

Net loss per share - basic and diluted	$(0.27)	$(0.10)	$(0.24)

Weighted-average shares outstanding - basic and diluted	160,662	139,829	111,297

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(43,200)	$(13,634)	$(26,483)

Other comprehensive loss
Unrealized loss on investment securities, available-for-sale	(19)	-	-
Comprehensive loss	$(43,219)	$(13,634)	$(26,483)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Statements of Shareholders’ Equity (Deficit)
(In thousands)

					Accumulated
	Common Stock		Additional		other		Total
		Par	paid-in	Subscriptions	comprehensive	Accumulated	shareholders'
	Shares	value	capital	receivable	loss	deficit	equity (deficit)
Balance at December 31, 2018	100,105	$100	$550,133	$-	$-	$(546,116)	$4,117
Share-based compensation expense	822	1	1,613	-	-	-	1,614
Sales of common stock, net of issuance costs	24,876	25	16,750	-	-	-	16,775
Net loss	-	-	-	-	-	(26,483)	(26,483)
Balance at December 31, 2019	125,803	126	568,496	-	-	(572,599)	(3,977)
Share-based compensation expense	201	-	1,252	-	-	-	1,252
Exercise of options	693	1	999	-	-	-	1,000
Sales of common stock, net of issuance costs	26,229	26	30,477	(6,135)	-	-	24,368
Net loss	-	-	-	-	-	(13,634)	(13,634)
Balance at December 31, 2020	152,926	153	601,224	(6,135)	-	(586,233)	9,009
Share-based compensation expense	2,365	2	15,282	-	-	-	15,284
Exercise of options	1,518	2	2,652	-	-	-	2,654
Sales of common stock, net of issuance costs	7,554	7	122,884	6,135	-	-	129,026
Net loss	-	-	-	-	-	(43,200)	(43,200)
Other comprehensive loss	-	-	-	-	(19)	-	(19)
Balance at December 31, 2021	164,363	$164	$742,042	$-	$(19)	$(629,433)	$112,754

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(43,200)	$(13,634)	$(26,483)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,464	963	1,649
Impairment of intangible assets	-	-	160
Impairment of property and equipment	882	-	434
Gain on disposal of property and equipment	-	(450)	-
Share-based compensation expense	15,284	1,297	1,614
Non-cash interest income (expense)	(10)	11	-
Inventory write-downs	48	168	2,203
Net accretion of premium on short-term investments	86	-	-
Gain on debt extinguishment	(692)	-	-

Change in:
Accounts receivable	-	1,079	(603)
Costs and estimated earnings in excess of billings on uncompleted contracts	-	-	987
Inventory	(1,828)	24	(1,286)
Other current and non-current assets	(2,552)	154	1,866
Accounts payable	2,520	(1,387)	(268)
Accrued liabilities	675	(1,550)	(3,379)
Deferred revenue	-	(21)	21
Contract liabilities and other current liabilities	(1,319)	(2,073)	(316)
Operating lease liabilities	(762)	(656)	(642)
Net cash used in operating activities	(29,404)	(16,075)	(24,043)

Cash flows from investing activities
Purchases of investment securities	(32,825)	-	-
Proceeds on sale of property and equipment	-	525	-
Purchases of property and equipment	(2,493)	(402)	(745)
Net cash provided by (used in) investing activities	(35,318)	123	(745)

Cash flows from financing activities
Principal payments under finance leases	(28)	(29)	(20)
Proceeds from long-term debt	-	1,571	-
Principal payments under long-term debt	(488)	-	-
Payments received on subscriptions receivable	6,135	-	-
Proceeds from stock option exercises	2,654	1,000	-
Net proceeds from issuance of common stock	122,891	24,435	16,879
Net cash provided by financing activities	131,164	26,977	16,859

Change in cash, cash equivalents, and restricted cash	66,442	11,025	(7,929)
Cash, cash equivalents, and restricted cash at beginning of period	17,297	6,272	14,201
Cash, cash equivalents, and restricted cash at end of period	$83,739	$17,297	$6,272

Supplemental schedule of non-cash investing and financing activities

Issuance of common stock for subscriptions receivable	$-	$6,135	$-

Property and equipment acquired under finance leases	$-	$70	$-

Lease liabilities from obtaining right-of-use operating asset	$5,097	$-	$-

Non-cash additions to property and equipment	$550	$116	$37

Issuance of common stock for commitment fee	$-	$-	$535

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of December 31, 2021, 2020 and 2019:

	December 31,
	2021	2020	2019
Cash and cash equivalents	$82,647	$16,862	$5,837
Restricted cash	1,092	435	435
Cash, cash equivalents and restricted cash	$83,739	$17,297	$6,272

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Financial Statements
For the year ended December 31, 2021

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

For the past few years, our strategy has been to sell AR displays or components, Interactive Displays, or Consumer Lidars to OEMs and ODMs for incorporation into their products. Currently, our sole customer is Microsoft Corporation. Our arrangement with this customer generates royalty income; however, the volume of sales and resulting royalties from that arrangement are not significant. In the recent past, we shifted our focus to increase the value of the Company by completing development of our 1st Generation LRL module to a level that would be ready to scale in the market. We believe our technology and designs for automotive lidar can be successful in the market, and our solutions will have features and performance that exceed those of competitors and will provide a sustainable strategic advantage in the market.

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities.

At December 31, 2021, we had $82.6 million in cash and cash equivalents and $32.7 million in investment securities. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.

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

Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, accounts payable and accrued liabilities. The carrying value of our financial instruments approximates fair value due to their short maturities. Our cash equivalents are comprised of short-term highly rated money market savings accounts.

Our short-term investment securities are primarily debt securities. The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in other comprehensive income (loss). Dividend and interest income are recognized when earned. Realized gains and losses are presented separately on the income statement.

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

Restricted cash

As of December 31, 2021 and 2020, restricted cash was in money market savings accounts and serves as collateral for irrevocable letters of credit related to our facility lease agreements. The restricted cash balance includes $657,000 related to a letter of credit that was issued in connection with a lease agreement entered into in September 2021 for our company headquarters in Redmond, Washington. The new lease has a target commencement date of July 1, 2022, and the required balance of the letter credit periodically decreases over the term of the 120-month lease. The restricted cash balance also includes a $435,000 letter of credit which is outstanding in connection with a lease agreement for our current corporate headquarters building. The balance is required over the term of the lease, which was amended to provide for early termination that is intended to coincide with our move into our new facility with a target commencement date of July 1, 2022, but in any event, no later than October 31, 2022.

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

Concentration of credit risk and major customers and suppliers

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of December 31, 2021, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts.

Concentration of major customers and suppliers

In 2021 one customer, Microsoft Corporation, accounted for $2.5 million in revenue, representing 100% of our total revenue. In 2020, the same customer accounted for $3.0 million in revenue, representing 97% of our total revenue. In 2019, the same customer accounted for $7.7 million in revenue, representing 86% of our total revenue and a second customer accounted for $1.2 million in revenue, representing 13% of our total revenue.

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

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss available for common shareholders	$(43,200)	$(13,634)	$(26,483)

Denominator:
Weighted-average common shares outstanding	160,662	139,829	111,297

Net loss per share - basic and diluted	$(0.27)	$(0.10)	$(0.24)

During each of the years ended December 31, 2021, 2020 and 2019, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive. The shares shown represent the number of shares of common stock which would be issued upon conversion in the respective years shown below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Options outstanding	1,533	3,281	5,104
Nonvested restricted stock units	2,625	1,982	1,215
	4,158	5,263	6,319

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

Share-based compensation

We issue share-based compensation to employees in the form of stock options and restricted stock units (RSUs), and performance stock units (PSUs). We account for the share-based awards by recognizing the fair value of share-based compensation expense on a straight-line basis over the service period of the award, net of estimated forfeitures. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model. The fair value of RSUs and non-executive PSUs is determined by the closing price of our common stock on the grant date. For performance-based awards, expense is recognized when it is probable the performance criteria will be achieved. If the likelihood becomes improbable that the performance criteria will be achieved, the expense is reversed. Executive PSUs that have market-based performance criteria are valued using a binomial option pricing model using the following inputs: stock price, volatility, and risk-free interest rates. Changes in estimated inputs or using other option valuation methods may result in materially different option values and share-based compensation expense.

The following table summarizes the amount of share-based compensation expense by line item on the Statement of Operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of product revenue	$-	$-	$26
Research and development expense	6,125	699	379
Sales, marketing, general and administrative expense	9,159	598	1,209
	$15,284	$1,297	$1,614

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net loss, shareholders' equity or cash flows, as previously reported.

Recent accounting pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2019-12 (ASU 2019-12) Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The amendments also improve consistent application of and simplify generally accepted accounting principles for other areas of Topic 740 by clarifying and amending existing guidance. The new guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of this standard did not have a material impact on our financial statements.

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

Disaggregation of revenue

The following table provides information about disaggregated revenue by timing of revenue recognition, (in thousands):

	Year Ended December 31, 2021
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$2,500	$-	$2,500
Product and services transferred over time	-	-	-	-
Total	$-	$2,500	$-	$2,500

	Year Ended December 31, 2020
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$1,347	$1,718	$4	$3,069
Product and services transferred over time	-	-	21	21
Total	$1,347	$1,718	$25	$3,090

	Year Ended December 31, 2019
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$5,345	$99	$178	$5,622
Product and services transferred over time	-	-	3,264	3,264
Total	$5,345	$99	$3,442	$8,886

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands):

	December 31,
	2021	2020

Accounts receivable, net	$-	$-
Accrued liabilities	-	-
Deferred revenue	-	-
Contract liabilities	5,265	7,765

Under Topic 606, our rights to consideration are presented separately depending on whether those rights are conditional or unconditional. We present our unconditional rights to consideration as "accounts receivable" in our Balance Sheet.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	December 31,	December 31,
	2021	2020	$ Change	% Change

Contract assets	$-	$-	$-	-
Contract liabilities	(5,265)	(7,765)	2,500	32.2
Net contract assets (liabilities)	$(5,265)	$(7,765)	$2,500	32.2

In April 2017, we signed a contract with Microsoft Corporation to develop an LBS display system. Under the agreement, we received an upfront payment of $10.0 million. As of December 31, 2021, we had applied $4.7 million against the contract liability. During the year ended December 31, 2021, we applied $2.5 million, respectively, against the contract liability with this customer.

Contract acquisition costs

We are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. We currently do not pay any commissions upon the signing of a contract; therefore, no commission cost has been incurred as of December 31, 2021.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The $10.0 million upfront payment received from a major technology company is being recognized as revenue as component sales are transferred to the customer. During the years ended December 31, 2021 and 2020, we recognized $2.5 million and $2.0 million, respectively, of the $10.0 million contract liability. We expect to apply an additional $2.5 million in 2022, and this amount is included in revenue below. Because there is uncertainty about the timing of the application of the remainder of the contract liability, it has been excluded from future estimated revenue in the table below. The $5.3 million contract liability is classified as a current liability on our balance sheet. Due to the uncertainty of the timing, it is possible that recognition of revenue may extend beyond the next twelve months.

The following table provides information about the estimated timing of revenue recognition (in thousands):

	2022	2023

License and royalty revenue	$2,500	$-

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

Beginning in the fourth quarter of 2019, the $10.0 million upfront payment was being recognized as revenue at the point in time that component sales were sold to the major technology customer. In March 2020, we entered into an agreement for our customer to take over production of the components we had been producing for them. The agreement provides that, beginning in March 2020, we will earn a royalty on each component shipped that is approximately equal to the gross profit we would have earned if we continued to produce and ship the components. Under the arrangement, the royalties earned will be applied against the remaining $5.3 million prepayment that we had previously received from the customer until the prepayment is exhausted.

In May 2018, we signed a five-year license agreement with Sharp Corporation granting them exclusive license to our laser beam scanning (LBS) technology for display-only applications. The agreement includes an initial exclusivity period with requirements that must be met in order to maintain exclusivity. Because of the impact of COVID-19 on global commerce and new product introductions of consumer electronic devices, in February 2021 the agreement was amended to increase the term to six years and add twelve months to the initial exclusivity period. If this licensee acquires a customer, the agreement requires the licensee to buy specific components from us. The exclusivity period ended in the fourth quarter of 2021.

5. INVESTMENT SECURITIES, AVAILABLE-FOR-SALE AND FAIR VALUE MEASUREMENTS

Our investment securities, available-for-sale are comprised of corporate debt securities. The principal markets for the debt securities are dealer markets which have a high level of price transparency. The market participants for debt securities are typically large money center banks and regional banks, brokers, dealers, pension funds, and other entities with debt investment portfolios.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three level fair value inputs hierarchy and requires an entity to maximize the use of observable valuation inputs and minimize the use of unobservable inputs. We use market data, assumptions and risks we believe market participants would use in measuring the fair value of the asset or liability, including the risks inherent in the inputs and the valuation techniques. The hierarchy is summarized below.

Level 1 - Quoted prices in active markets for identical assets and liabilities at the measurement date that the reporting entity has the ability to access.

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Unobservable inputs for which there is little or no market data, which requires us to develop our own assumptions, which are significant to the measurement of the fair values.

The valuation inputs hierarchy classification for assets measured at fair value on a recurring basis are summarized below as of December 31, 2021 (in thousands). These tables do not include cash held in our money market savings accounts.

As of December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Corporate debt securities	$-	$32,720	$-	$32,720
	$-	$32,720	$-	$32,720

Our short-term investments are summarized below as of December 31, 2021 (in thousands).

				Investment
	Cost/	Gross	Gross	Securities,
	Amortized	Unrealized	Unrealized	Available-
	Cost	Gains	Losses	For-Sale
As of December 31, 2021
Assets
Corporate debt securities	$32,739	$3	$(22)	$32,720
	$32,739	$3	$(22)	$32,720

The maturities of the investment securities available-for-sale as of December 31, 2021 are shown below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Maturity date	Cost	Gains	Losses	Fair Value

Less than one year	$32,739	$3	$(22)	$32,720
	$32,739			$32,720

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2021 (in thousands):

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate debt securities	$27,195	$(22)	$-	$-	$27,195	$(22)
	$27,195	$(22)	$-	$-	$27,195	$(22)

6. LONG-TERM DEBT

In April 2020, we received funds in the amount of approximately $1.6 million pursuant to a loan under the Paycheck Protection Program of the 2020 CARES Act (PPP) administered by the Small Business Administration. The loan has an interest rate of 0.98% and a term of 24 months. Due to an extension of the program, no payments were due until August 2021, although interest accrued during that period. Thereafter, the loan became repayable in monthly installments through April 2022 to retire the loan plus accrued interest. Funds from the loan could only be used for certain purposes, including payroll, benefits, rent and utilities, and a portion of the loan used to pay certain costs was forgivable, all as provided by the terms of the PPP. The CARES Act provided that the forgivable portion of the PPP loan could be reduced if the borrower reduced full-time equivalent employees during the covered period as compared to a base period. As of December 31, 2020, all of the funds received under the PPP had been used for qualified purposes. We applied for and, in July 2021, received partial forgiveness of the loan of approximately $690,000 in accordance with PPP guidelines. The forgiveness was recorded in our financial statements in the third quarter of 2021 as a gain on debt extinguishment. As of December 31, 2021, we have made principal payments totaling $488,000 on the loan. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. We may prepay the loan at any time prior to maturity with no prepayment penalties.

7. INVENTORY

Inventory consists of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$1,780	$-
	$1,780	$-

We recorded inventory write-downs of $48,000 in 2021, $168,000 in 2020 and $2.2 million in 2019.

8. ACCRUED LIABILITIES

Accrued liabilities consists of the following (in thousands):

	December 31,
	2021	2020
Bonuses	$43	$-
Payroll and payroll taxes	601	361
Accrued professional fees	89	6
Liabilities to suppliers	263	12
Warranty	-	49
Other	174	67
Total	$1,170	$495

9. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2021	2020
Production equipment	$8,224	$7,210
Leasehold improvements	913	913
Computer hardware and software/lab equipment	7,230	6,226
Office furniture and equipment	1,372	1,345
Property, gross	17,739	15,694
Less: Accumulated depreciation	(14,713)	(13,811)
Property, net	$3,026	$1,883

Depreciation expense was $902,000 in 2021, $442,000 in 2020 and $1.1 million in 2019.

10. INTANGIBLE ASSETS

Our intangible assets consist exclusively of technology-based purchased patents. The gross book value of our intangible assets was $951,000 in the years ended December 31, 2021 and 2020, respectively. Amortization expense was $49,000 in 2021, $57,000 in 2020 and $105,000 in 2019. In 2019, we recorded an impairment amounting to $160,000 on 52 patents that we elected not to renew, and one patent abandoned in prosecution.

The following table outlines our estimated future amortization expense related to intangible assets held at December 31, 2021 (in thousands):

Years Ended December 31,	Amount
2022	$40
2023	32
2024	22
2025	14
2026	7
Thereafter	-
Total	$115

11. COMMON STOCK

In June 2021, we entered into a $140.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $140.0 million through Craig-Hallum. As of December 31, 2021, we had issued 4.0 million shares of our common stock for net proceeds of $67.8 million under this ATM agreement. There were no transactions under this agreement in the second half of 2021.

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

Description of Incentive Plan

Our 2020 Incentive Plan has 17.3 million shares authorized, of which 5.3 million shares were available for awards as of December 31, 2021.

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

The following table summarizes the weighted-average valuation assumptions and weighted-average grant date fair value of options granted during the periods shown below:

	Year Ended December 31,
	2021	2020	2019
Assumptions (weighted-average)
Volatility	120%	111%	78%
Expected term (in years)	4.0	4.0	4.0
Risk-free rate	0.9%	0.3%	1.9%
Expected dividends	0.0%	0.0%	0.0%
Pre-vest forfeiture rate	8.5%	8.5%	8.5%
Grant date fair value of options granted	$11.72	$1.20	$0.37

Options Activity and Positions

The following table summarizes activity and positions with respect to options for the periods shown below (in thousands):

		Weighted-	Weighted-average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term (in years)	value
Outstanding as of December 31, 2018	4,646	$2.27	7.0	$-
Granted	1,636	0.65	-	-
Exercised	-	-	-	-
Forfeited or expired	(1,178)	2.66	-	-
Outstanding as of December 31, 2019	5,104	1.66	7.4	122
Granted	68	1.60	-	-
Exercised	(693)	1.44	-	-
Forfeited or expired	(1,198)	2.20	-	-
Outstanding as of December 31, 2020	3,281	1.51	6.6	12,784
Granted	8	14.04	-	-
Exercised	(1,519)	1.75	-	-
Forfeited or expired	(237)	1.23	-	-
Outstanding as of December 31, 2021	1,533	$1.37	5.6	$5,645

Vested and expected to vest as of December 31, 2021	1,518	$1.55	5.6	$5,584

Exercisable as of December 31, 2021	1,226	$1.55	5.1	$4,306

The total grant date fair value of options vested during the years ended December 31, 2021, 2020 and 2019 was $508,000, $604,000 and $801,000, respectively. As of December 31, 2021, our unrecognized share-based compensation was $61,000 related to options, which we plan to expense over the next 0.5 years.

We issued 475,000 stock options to our executives on May 22, 2019, that vest one-third on each of the first three anniversaries of May 22, 2019.

Restricted stock activity and positions

The following table summarizes activity and positions with respect to RSUs and PSUs for the three years ended December 31, 2021:

		Weighted-average
	Shares	price
Unvested as of December 31, 2018	1,149	$0.64
Granted	1,044	0.60
Vested	(978)	0.89
Forfeited	-	-
Unvested as of December 31, 2019	1,215	0.40
Granted	1,462	1.08
Vested	(219)	0.88
Forfeited	(475)	0.77
Unvested as of December 31, 2020	1,983	0.76
Granted	4,179	12.92
Vested	(2,380)	3.11
Forfeited	(1,157)	11.97
Unvested as of December 31, 2021	2,625	$13.05

In 2021, an equity award was granted to the Chief Executive Officer in the form of 1.2 million restricted stock units. These shares were valued based on the closing price of our common stock on the dates of grant. On the date of grant, 300,000 shares vested immediately, and subsequent grants of 300,000 RSUs will be made on an annual basis in each of April 2022, April 2023 and April 2024.

In 2021, we issued 1.5 million shares of performance stock units to non-executive employees. These shares were valued based on the closing price of our common stock on the dates of grant. The shares vest one-eighth upon achievement of performance milestones with the remainder vesting quarterly over the following seven quarters. In 2021, 1.1 million of the performance stock units were canceled because of modifications to or failure to achieve performance milestones.

In 2021, we issued 1.1 million RSUs to non-executive employees for promotion, retention and new hire grants. These shares were valued based on the closing price of our common stock on the dates of grant. These shares vest annually over one to four years from the date of grant.

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

On May 22, 2019, we issued 195,000 PSUs to our executive officers. The performance criteria for PSUs issued in May 2019 is the achievement of the Company’s share price of $2.50 sustained for 60 of trailing 90 days before the PSUs are earned (“Earned PSUs”).  To the extent the PSUs become Earned PSUs, the PSUs shall be eligible to vest as to one-third (1/3) of the PSUs subject to the Award on the each of the first three (3) anniversaries of May 22, 2019. If there are outstanding but unearned PSUs as of a vesting date and the PSUs become Earned PSUs prior to the next vesting date the Earned PSUs that would have vested on any earlier vesting date shall become immediately vested and deliverable.  The PSUs are valued using a binomial option pricing model using the following inputs: stock price, volatility, and risk-free interest rates.

On May 19, 2020 and May 22, 2019, we issued 120,000 and 180,000 RSUs, respectively, to members of the board, vesting ownership in the RSUs on the earlier of the day prior to the date of the Company’s annual meeting of shareholders following the date of grant, or one year from the grant date, provided the member of the board continues to serve as a director on the vesting date. On November 11, 2019 we issued 163,734 RSUs to the members of the board in lieu of the annual cash fee. The members of the board vest ownership in the RSUs immediately.

As of December 31, 2021, our unrecognized share-based compensation related to RSUs was $25.3 million which we plan to expense over the next 2.4 years and our unrecognized share-based compensation related to the non-executive PSUs was $716,000, which we plan to expense over the next 0.8 years.

13. LEASES

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

We lease our office space and certain equipment under finance and operating leases. Our leases have remaining lease terms of one to ten years. Our office lease agreement includes both lease and non-lease components, which are accounted for separately. Our finance leases contain options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless we are reasonably certain to exercise the purchase option.

In September 2021, we entered into an office lease with Redmond East Office Park LLC, a Washington limited liability company, pursuant to which we will lease approximately 16,681 square feet of space located in Redmond, Washington that we will use primarily for general office space and product testing. The lease provides for an initial term of 128 months that commenced November 1, 2021. Pursuant to the lease, annual base rent will be approximately $500,000 for the first year and is subject to annual increases of 3.0%. In addition to base rent, we will pay additional rent comprised of our proportionate share of any operating expenses, real estate taxes, and management fees. We have the option to extend the term for one ten-year renewal period, provided that the rent would be subject to market adjustment at the beginning of the renewal term. The total minimum lease payments related to this lease is $6.4 million.

In September 2021, we entered into a second office lease with Redmond East Office Park LLC, pursuant to which we will lease approximately 36,062 square feet of space located in Redmond, Washington that we will use primarily for general office and lab space. The lease provides for an initial term of 120 months with a target commencement date of July 1, 2022. Pursuant to the lease, annual base rent will be approximately $1.1 million for the first year and is subject to annual increases of 3.0%. In addition to base rent, we will pay additional rent comprised of our proportionate share of any operating expenses, real estate taxes, and management fees. We have the option to extend the term for one ten-year renewal period, provided that the rent would be subject to market adjustment at the beginning of the renewal term. The total minimum lease payments related to this forward-starting lease is $13.0 million. The lease liability associated with this forward-starting lease are excluded from the tables below.

In connection with the effectiveness of the second lease with Redmond East Office Park, we amended our current office lease to provide for early termination intended to coincide with our move into the new 36,062 square feet of space but, in any event, no later than October 31, 2022.

The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Operating lease expense	$513	$464	$464

Finance lease expense:
Amortization of leased assets	30	26	15
Interest on lease liabilities	3	3	6
Total finance lease expense	33	29	21
Total lease expense	$546	$493	$485

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$762	$656	$642
Operating cash flows from finance leases	3	3	6
Financing cash flows from finance leases	28	29	20

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$5,322	$-	$1,638

Supplemental balance sheet information related to leases was as follows:

	December 31,
(in thousands)	2021	2020
Operating leases
Operating lease right-of-use assets	$5,577	$946

Current portion of operating lease liability	849	676
Operating lease liability, net of current portion	4,983	774
Total operating lease liabilities	$5,832	$1,450

Finance leases
Property and equipment, at cost	$112	$112
Accumulated depreciation	(56)	(28)
Property and equipment, net	$56	$84

Current portion of finance lease obligations	$21	$31
Finance lease obligations, net of current portion	26	44
Total finance lease liabilities	$47	$75

Weighted Average Remaining Lease Term
Operating leases	9.5 years	2.3 years
Finance leases	1.2 years	2.0 years

Weighted Average Discount Rate
Operating leases	2.5%	6.0%
Finance leases	6.3%	6.3%

As of December 31, 2021, maturities of lease liabilities were as follows:

	Operating	Finance
(in thousands)	leases	leases
Years Ended December 31,
2022	$899	$28
2023	535	21
2024	551	-
2025	567	-
Thereafter	4,069	-
Total minimum lease payments	6,621	49
Less: amount representing interest	(789)	(2)
Present value of lease liabilities	$5,832	$47

14. COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows.

15. INCOME TAXES

No provision for income taxes has been recorded for 2021, 2020 and 2019 due to the valuation allowances placed against the net operating losses and deferred tax assets arising during such periods. A valuation allowance has been recorded for all deferred tax assets. Based on our history of losses since inception, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets.

The effective tax rate of our provision (benefit) for income taxes differs from the Federal statutory rate as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
Non-deductible executive compensation	(8.2)%	0.0%	0.0)%
Share-based compensation	25.1%	0.0%	0.0)%
Net operating loss expiration	(16.2)%	(47.5)%	(14.7)%
Tax credits	1.4%	2.2%	2.8%
Change in valuation allowance	(23.1)%	24.3%	(9.1)%
Total	0.0%	0.0%	0.0%

Deferred tax assets are summarized as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets
Reserves	$634	$647
Net operating loss carryforwards	90,593	83,289
R&D credit carryforwards	8,984	8,836
Depreciation/amortization deferred	17,417	15,862
Operating lease liabilities	1,222	296
Other	6,701	5,676
Total deferred tax assets	125,551	114,606
Deferred tax liabilities
Operating lease right-of-use assets	(1,171)	(199)
Total deferred tax liabilites	(1,171)	(199)
Net valuation allowances	(124,380)	(114,407)
Deferred tax assets	$-	$-

At December 31, 2021, we have net operating loss carryforwards of approximately $431.4 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $9.0 million. During 2021, $31.2 million federal net operating losses and $456,000 general business credits expired unused. A majority of the net operating loss carryforwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2022 to 2041, if not previously used.

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

We had no unrecognized tax benefits at December 31, 2021 or 2020.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2021, 2020 and 2019 we recognized no interest or penalties.

We file income tax returns in the U.S. federal jurisdiction and Oregon. Due to our operating loss and credit carryforwards, the U.S. federal statute of limitations remains open for 1998 and onward.

16. RETIREMENT SAVINGS PLAN

We have a retirement savings plan that qualifies under Internal Revenue Code Section 401(k). The plan covers all qualified employees. Contributions to the plan are made at the discretion of our Board of Directors. During the years ended December 31, 2021, 2020 and 2019 we contributed $259,000, $213,000 and $393,000 to the plan, respectively.

17. QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table summarizes our unaudited quarterly financial information for the periods shown below (in thousands, except per share data):

	Fiscal Year 2021
	December 31,	September 30,	June 30,	March 31,
Revenue	$557	$718	$746	$479
Gross profit	509	728	777	484
Net loss	(12,625)	(9,382)	(14,962)	(6,231)
Net loss per share, basic and diluted	(0.08)	(0.06)	(0.09)	(0.04)

	Fiscal Year 2020
	December 31,	September 30,	June 30,	March 31,
Revenue	$395	$639	$587	$1,469
Gross profit	395	639	588	70
Net loss	(3,570)	(2,826)	(2,304)	(4,934)
Net loss per share, basic and diluted	(0.02)	(0.02)	(0.02)	(0.04)

	Fiscal Year 2019
	December 31,	September 30,	June 30,	March 31,
Revenue	$4,605	$1,190	$1,240	$1,851
Gross profit	1,179	(882)	(583)	608
Net loss	(3,284)	(6,141)	(8,990)	(8,068)
Net loss per share, basic and diluted	(0.03)	(0.05)	(0.08)	(0.08)

For the quarter ended December 31, 2019, net loss included a reversal of previously accrued bonuses in the amount of $770,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during our fiscal years ended December 31, 2021, 2020 and 2019.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), prior to the filing of this Form 10-K. Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

As disclosed in Item 4 Controls and Procedures in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021, we identified a material weakness in the controls that support the determination of the grant date of equity awards. In the second half of 2021, management implemented our remediation plan that included a) revision of processes for issuance of equity grants, b) definition of documentation requirements for issuing equity grants, and c) training of personnel involved in issuance of equity grants.

During the fourth quarter of 2021, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weakness has been remediated as of December 31, 2021.

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

(d) Changes in Internal Control Over Financial Reporting. Except for the changes in connection with our implementation of the remediation plan discussed above, there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2021 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

MicroVision, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Microvision Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the balance sheets of Microvision Inc. as of December 31, 2021 and December 31, 2020, the related statements of operations, comprehensive loss, changes in shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedule (collectively referred to as the “financial statements”) and our report dated March 1, 2022 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Moss Adams LLP

Seattle, Washington

March 1, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K in Item 4A. The information required by this Item 10 of Form 10-K and not provided in Item 4A will be included under the caption "Discussion of Proposals Recommended by the Board" in our 2022 Proxy Statement and is incorporated herein by reference. Our 2022 Proxy Statement will be filed with the SEC prior to our 2022 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K will be included under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Director Compensation for 2021" in our 2022 Proxy Statement and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as of December 31, 2021, regarding equity compensation plans approved and not approved by shareholders is summarized in the following table (in thousands, except per share data):

Equity Compensation Plan Information
	Number of		Number of securities
	securities to be	Weighted-	remaining available for
	issued upon	average exercise	further issuance under
	exercise of	price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders			5,340
Options to purchase common stock	1,533	$1.37
Restricted stock units and performance stock units	2,625	-
Equity compensation plans not approved by shareholders	-	-	-
Total	4,158		5,340

The other information required by this Item 12 of Form 10-K will be included under the caption "Information about MicroVision Common Stock Ownership" in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K will be included under the captions "Certain Relationships and Related Transactions" and "Board Meetings and Committees" in our 2022 Proxy Statement and are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 of Form 10-K will be included under the caption "Independent Registered Public Accounting Firm" in our 2022 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Documents filed as part of this Annual Report on Form 10-K:

1. Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets as of December 31, 2021 and 2020

•	Statements of Operations for the years ended December 31, 2021, 2020 and 2019

•	Statements of Comprehensive Loss for the years ended December 31, 2021, 2020 and 2019

•	Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2021, 2020 and 2019

•	Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019

•	Notes to Financial Statements

2. Financial Statement Schedules

Schedule II

MicroVision, Inc.
Valuation and Qualifying Accounts and Reserves Schedule
(In thousands)

		Additions
	Balance at	Charges	Charges		Balance
	beginning of	to costs and	to other		at end of
Year Ended December 31,	fiscal period	expenses	accounts	Deductions	fiscal period
2019
Tax valuation allowance	$115,313	$2,412	$-	$-	$117,725

2020
Tax valuation allowance	$117,725	$-	$-	$(3,318)	$114,407

2021
Tax valuation allowance	$114,407	$9,973	$-	$-	$124,380

All other schedules are omitted because they are not applicable, or because the information required is included in the financial statements and notes thereto.

3. Exhibits

The following exhibits are referenced or included in this Annual Report on Form 10-K.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of MicroVision, Inc., as amended.(2)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc.(4)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc. dated June 7, 2018.(6)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc. dated October 8, 2020.(8)
3.5	Bylaws of MicroVision, Inc.(5)
4.1	Form of Specimen Stock Certificate for Common Stock.(1)
4.2	Description of Common Stock.(10)
10.1	2020 MicroVision, Inc. Incentive Plan, as amended.(9)*
10.2	Third Amendment to Lease Agreement between BRE WA Office Owner, LLC and MicroVision, Inc., dated July 25, 2017.(7)
10.3	Change of Control Severance Plan.(3)*
10.4	Employment Agreement between MicroVision, Inc. and Sumit Sharma dated April 8, 2021.(12)
10.5	At-the-Market Issuance Sales Agreement, dated February 16, 2021, by and between MicroVision, Inc. and Craig-Hallum Capital Group LLC.(11)
10.6	Lease Agreement between Redmond East Office Park LLC and MicroVision, Inc. dated September 24, 2021 (covering approximately 16,681 square feet).(13)
10.7	Lease Agreement between Redmond East Office Park LLC and MicroVision, Inc. dated September 24, 2021 (covering approximately 36,062 square feet).(13)
23.1	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP.
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Company’s Post-Effective Amendment to Form S-3 Registration Statement, Registration No. 333-102244.
(2)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2009.
(3)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2011.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2012.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 27, 2013.
(6)	Incorporated by reference to the Company’s Amendment No. 2 to Form S-1 Registration Statement, Registration No. 333-222857.
(7)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2017.
(8)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2020.
(9)	Incorporated by reference to the Company’s Form S-8 filed on October 9, 2020.
(10)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2020.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 21, 2021.
(12)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2021.
(13)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2021.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROVISION, INC.
Date: March 1, 2022	By	/s/ Sumit Sharma Sumit Sharma Chief Executive Officer and Director

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sumit Sharma and Anubhav Verma, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 1, 2022.

Signature	Title
/s/ Sumit Sharma Sumit Sharma	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Anubhav Verma Anubhav Verma	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Simon Biddiscombe Simon Biddiscombe	Director

/s/ Robert P. Carlile Robert P. Carlile	Director

/s/ Judy Curran Judy Curran	Director

/s/ Seval Oz Seval Oz	Director

/s/ Mark Spitzer Mark Spitzer	Director

/s/ Brian V. Turner Brian V. Turner	Director

