Form 10-Q
period 2022-06-30
MICROVISION, INC.
filed 2022-07-29
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

YES    ☐       NO    ☒

The number of shares of the registrant’s common stock outstanding as of July 26, 2022 was 165,528,553.

PART I.

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.
Condensed Balance Sheets
(In thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$36,964	$82,647
Investment securities, available-for-sale	55,926	32,720
Inventory	1,833	1,780
Other current assets	1,027	2,283
Total current assets	95,750	119,430

Property and equipment, net	3,419	3,026
Operating lease right-of-use asset	5,482	5,577
Restricted cash	1,418	1,092
Intangible assets, net	95	115
Other assets	1,028	985
Total assets	$107,192	$130,225

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$1,415	$3,584
Accrued liabilities	1,416	1,170
Contract liabilities	4,601	5,265
Other current liabilities	-	1,181
Current portion of long-term debt	9	392
Current portion of operating lease liability	590	849
Current portion of finance lease obligations	24	21
Total current liabilities	8,055	12,462

Operating lease liability, net of current portion	5,029	4,983
Finance lease obligations, net of current portion	8	26
Total liabilities	13,092	17,471

Commitments and contingencies (Note 9)

Shareholders' equity
Preferred stock, par value $0.001; 25,000 shares authorized; no and no shares issued and outstanding	-	-
Common stock, par value $0.001; 210,000 shares authorized; 165,438 and 164,363 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	165	164
Additional paid-in capital	750,311	742,042
Accumulated other comprehensive loss	(178)	(19)
Accumulated deficit	(656,198)	(629,433)
Total shareholders' equity	94,100	112,754
Total liabilities and shareholders' equity	$107,192	$130,225

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Product revenue	$-	$-	$-	$-
License and royalty revenue	314	746	664	1,225
Contract revenue	-	-	-	-
Total revenue	314	746	664	1,225

Cost of product revenue	18	(31)	22	(36)
Cost of contract revenue	-	-	-	-
Total cost of revenue	18	(31)	22	(36)

Gross profit	296	777	642	1,261

Research and development expense	7,700	7,376	15,293	11,838
Sales, marketing, general and administrative expense	6,265	8,355	12,142	10,602
Total operating expenses	13,965	15,731	27,435	22,440

Loss from operations	(13,669)	(14,954)	(26,793)	(21,179)
Other income (expense), net	72	(8)	28	(14)

Net loss	$(13,597)	$(14,962)	$(26,765)	$(21,193)

Net loss per share - basic and diluted	$(0.08)	$(0.09)	$(0.16)	$(0.13)

Weighted-average shares outstanding - basic and diluted	165,238	158,818	164,902	157,136

The accompanying notes are an integral part of these financial statements.

3

MicroVision, Inc.

Condensed Statements of Comprehensive Loss
(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(13,597)	$(14,962)	$(26,765)	$(21,193)

Other comprehensive loss
Unrealized loss on investment securities, available-for-sale	(54)	-	(159)	-
Comprehensive loss	$(13,651)	$(14,962)	$(26,924)	$(21,193)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		other		Total
		Par	paid-in	Subscriptions	comprehensive	Accumulated	shareholders'
	Shares	value	capital	receivable	loss	deficit	equity

Balance at March 31, 2022	164,887	$165	$746,028	$-	$(124)	$(642,601)	$103,468
Share-based compensation expense	423	-	4,120	-	-	-	4,120
Exercise of options	128	-	163	-	-	-	163
Net loss	-	-	-	-	-	(13,597)	(13,597)
Other comprehensive loss	-	-	-	-	(54)	-	(54)
Balance at June 30, 2022	165,438	$165	$750,311	$-	$(178)	$(656,198)	$94,100

Balance at January 1, 2022	164,363	$164	$742,042	$-	$(19)	$(629,433)	$112,754
Share-based compensation expense	757	1	7,853	-	-	-	7,854
Exercise of options	318	-	416	-	-	-	416
Net loss	-	-	-	-	-	(26,765)	(26,765)
Other comprehensive loss	-	-	-	-	(159)	-	(159)
Balance at June 30, 2022	165,438	$165	$750,311	$-	$(178)	$(656,198)	$94,100

Balance at March 31, 2021	157,952	$158	$660,267	$-	$-	$(592,464)	$67,961
Share-based compensation expense	1,772	2	7,895	-	-	-	7,897
Exercise of options	269	-	429	-	-	-	429
Sales of common stock	3,967	4	67,568	-	-	-	67,572
Net loss	-	-	-	-	-	(14,962)	(14,962)
Balance at June 30, 2021	163,960	$164	$736,159	$-	$-	$(607,426)	$128,897

Balance at January 1, 2021	152,926	$153	$601,224	$(6,135)	$-	$(586,233)	$9,009
Share-based compensation expense	2,140	2	9,533	-	-	-	9,535
Exercise of options	1,340	1	2,509	-	-	-	2,510
Sales of common stock	7,554	8	122,893	6,135	-	-	129,036
Net loss	-	-	-	-	-	(21,193)	(21,193)
Balance at June 30, 2021	163,960	$164	$736,159	$-	$-	$(607,426)	$128,897

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(26,765)	$(21,193)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	901	665
Impairment of property and equipment	60	664
Share-based compensation expense	7,854	9,535
Non-cash interest expense	9	7
Inventory write-downs	17	-
Net accretion of premium on short-term investments	269	-

Change in:
Inventory	(70)	(151)
Other current and non-current assets	1,213	(193)
Accounts payable	(1,874)	803
Accrued liabilities	246	146
Contract liabilities and other current liabilities	(1,845)	(1,225)
Operating lease liabilities	(619)	(335)
Net cash used in operating activities	(20,604)	(11,277)

Cash flows from investing activities
Sales of investment securities	14,500	-
Purchases of investment securities	(38,134)	-
Purchases of property and equipment	(1,128)	(1,884)
Net cash used in investing activities	(24,762)	(1,884)

Cash flows from financing activities
Principal payments under finance leases	(15)	(18)
Principal payments under long-term debt	(392)	-
Payments received on subscriptions receivable	-	6,135
Proceeds from stock option exercises	416	2,510
Net proceeds from issuance of common stock	-	122,960
Net cash provided by financing activities	9	131,587

Change in cash, cash equivalents, and restricted cash	(45,357)	118,426
Cash, cash equivalents, and restricted cash at beginning of period	83,739	17,297
Cash, cash equivalents, and restricted cash at end of period	$38,382	$135,723

Supplemental schedule of non-cash investing and financing activities
Non-cash additions to property and equipment	$255	$164

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of June 30, 2022 and December 31, 2021:
	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$36,964	$82,647
Restricted cash	1,418	1,092
Cash, cash equivalents and restricted cash	$38,382	$83,739

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Condensed Financial Statements
(Unaudited)

1. MANAGEMENT'S STATEMENT

The Condensed Balance Sheets as of June 30, 2022, the Condensed Statements of Operations, Condensed Statements of Comprehensive Loss and the Condensed Statements of Shareholders’ Equity for the three and six months ended June 30, 2022 and 2021, and the Condensed Statements of Cash Flows for the six months ended June 30, 2022 and 2021, have been prepared by MicroVision, Inc. ("we" or "our") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at June 30, 2022 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (SEC). The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We are developing lidar sensors and sensor fusion software to address the needs of the Level 2+, or L2+, and Level 3, or L3, Advanced Driver-Assistance Systems (ADAS) markets to be used in automotive safety and autonomous driving applications. Our lidar sensor uses our pioneering laser beam scanning (LBS) technology. Our solution-based development approach recognizes two key realities of the L2+ and L3 markets: that safety is mission critical and that OEMs require cost efficiency and adaptability. With these factors in mind, we believe that our best-in-class lidar sensor supports critical safety needs by providing the highest resolution at range and velocity of moving objects with a dynamic field of view while running at 30 hertz.

Our LBS technology is based on our patented expertise in systems that include micro-electromechanical systems (MEMS), laser diodes, opto-mechanics, electronics, algorithms and software, and how those elements are packaged into a small form factor. Our lidar sensor also utilizes edge computing and machine intelligence as part of the solution. Though automotive lidar is our priority now, we have developed solutions for Augmented Reality, Interactive Displays, and Consumer Lidar in the recent past.

Prior to our shift in focus to automotive lidar, our strategy had been to sell Augmented Reality (AR) displays or components, Interactive Displays, or Consumer Lidar to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) for incorporation into their products. Currently, our sole customer is Microsoft Corporation. Our arrangement with this customer generates royalty income; however, the volume of sales and resulting royalties from that arrangement are not significant. In the recent past, we shifted our strategic focus to increase the value of the Company by completing development of our 1st Generation long range lidar module to a level that would be ready to scale in the market for automotive applications. We believe the size of the ADAS market is significantly bigger than the AR market and related applications. We believe our technology and designs for automotive lidar can be successful in the market, and our solutions will have features and performance that exceed those of competitors and will provide a sustainable strategic advantage in the market.

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities.

At June 30, 2022, we had total liquidity of $92.9 million including $37.0 million in cash and cash equivalents and $55.9 million in short-term investment securities. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.

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

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss available for common shareholders - basic and diluted	$(13,597)	$(14,962)	$(26,765)	$(21,193)

Denominator:
Weighted-average common shares outstanding - basic and diluted	165,238	158,818	164,902	157,136

Net loss per share - basic and diluted	$(0.08)	$(0.09)	$(0.16)	$(0.13)

For the three and six months ended June 30, 2022 and 2021, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive: outstanding options exercisable into a total of 1,153,000 and 1,764,000 shares of common stock, respectively, and 9,788,000 and 2,925,000 nonvested restricted and performance stock units, respectively.

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

Disaggregation of revenue

The following table provides information about disaggregated revenue by timing of revenue recognition (in thousands):

	Three Months ended June 30, 2022
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$314	$-	$314
Product and services transferred over time	-	-	-	-
Total	$-	$314	$-	$314

	Six Months ended June 30, 2022
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$664	$-	$664
Product and services transferred over time	-	-	-	-
Total	$-	$664	$-	$664

	Three Months ended June 30, 2021
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$746	$-	$746
Product and services transferred over time	-	-	-	-
Total	$-	$746	$-	$746

	Six Months ended June 30, 2021
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$1,225	$-	$1,225
Product and services transferred over time	-	-	-	-
Total	$-	$1,225	$-	$1,225

Contract balances

Under Topic 606, our rights to consideration are presented separately depending on whether those rights are conditional or unconditional. We present our unconditional rights to consideration as “accounts receivable” in our Balance Sheet.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	June 30,	December 31,
	2022	2021	$ Change	% Change

Contract assets	$-	$-	$-	-
Contract liabilities	(4,601)	(5,265)	664	(12.6)
Net contract assets (liabilities)	$(4,601)	$(5,265)	$664	(12.6)

In April 2017, we signed a contract with Microsoft Corporation to develop an LBS display system. Under the agreement, we received an upfront payment of $10.0 million. As of December 31, 2021, we had applied $4.7 million against the contract liability. During the three and six months ended June 30, 2022, we applied an additional $314,000 and $664,000, respectively, against the contract liability with this customer.

Contract acquisition costs

We are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. We currently do not pay any commissions upon the signing of a contract; therefore, no commission cost has been incurred as of June 30, 2022.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The $10.0 million upfront payment received from our customer as noted above was being recognized as revenue as component sales were transferred to the customer. Under the new arrangement reached in March 2020, the royalties we expect to earn will be applied against the remaining prepayment. We expect to apply an additional $864,000 during the second half of 2022, and based on the average of the last four quarters actual reported shipments, we are estimating approximately $1.9 million will be applied in 2023. These amounts are included in revenue below. Because there is uncertainty about the timing of the application of the remainder of the contract liability, it has been excluded from future estimated revenue in the table below. The $4.6 million contract liability at June 30, 2022 is classified as a current liability on our balance sheet. It is likely that recognition of revenue may extend beyond the next twelve months.

The following table provides information about the estimated timing of revenue recognition (in thousands):

	Remainder of 2022	2023

License and royalty revenue	$864	$1,939

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

The valuation inputs hierarchy classification for assets measured at fair value on a recurring basis are summarized below as of June 30, 2022 and December 31, 2021 (in thousands). These tables do not include cash held in our money market savings accounts.

As of June 30, 2022	Level 1	Level 2	Level 3	Total
Assets
Corporate debt securities	$-	$29,006	$-	$29,006
U.S. Treasury securities	-	26,920	-	26,920
	$-	$55,926	$-	$55,926

As of December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Corporate debt securities	$-	$32,720	$-	$32,720
	$-	$32,720	$-	$32,720

Our short-term investments are summarized below as of June 30, 2022 and December 31, 2021 (in thousands).

				Investment
	Cost/	Gross	Gross	Securities,
	Amortized	Unrealized	Unrealized	Available-
	Cost	Gains	Losses	For-Sale
As of June 30, 2022
Assets
Corporate debt securities	$29,118	$3	$(115)	$29,006
U.S. Treasury securities	26,986	-	(66)	26,920
	$56,104	$3	$(181)	$55,926

				Investment
	Cost/	Gross	Gross	Securities,
	Amortized	Unrealized	Unrealized	Available-
	Cost	Gains	Losses	For-Sale
As of December 31, 2021
Assets
Corporate debt securities	$32,739	$3	$(22)	$32,720
	$32,739	$3	$(22)	$32,720

The maturities of the investment securities available-for-sale as of June 30, 2022 and December 31, 2021 are shown below (in thousands):

		Gross	Gross
As of June 30, 2022	Amortized	Unrealized	Unrealized	Estimated
Maturity date	Cost	Gains	Losses	Fair Value

Less than one year	$56,104	$3	$(181)	$55,926
	$56,104			$55,926

		Gross	Gross
As of December 31, 2021	Amortized	Unrealized	Unrealized	Estimated
Maturity date	Cost	Gains	Losses	Fair Value

Less than one year	$32,739	$3	$(22)	$32,720
	$32,739			$32,720

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of June 30, 2022 and December 31, 2021 (in thousands):

	Less than Twelve Months		Twelve Months or Greater		Total
As of June 30, 2022		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate debt securities	$26,004	$(115)	$-	$-	$26,004	$(115)
U.S. Treasury securities	26,920	(66)	-	-	26,920	(66)
	$52,924	$(181)	$-	$-	$52,924	$(181)

	Less than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2021		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate debt securities	$27,195	$(22)	$-	$-	$27,195	$(22)
	$27,195	$(22)	$-	$-	$27,195	$(22)

5. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND SUPPLIERS

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and investment securities. As of June 30, 2022, our cash and cash equivalents are comprised of operating checking accounts and short-term highly rated money market savings accounts. Our short-term investments are comprised of highly rated corporate bonds and U.S. Treasury securities.

Concentration of major customers and suppliers

For the three and six months ended June 30, 2022, one customer, Microsoft Corporation, accounted for $314,000 and $664,000 in revenue, respectively, representing 100% of our total revenue for each period. For the three and six months ended June 30, 2021, the same customer accounted $746,000 and $1.2 million in revenue, respectively, representing 100% of our total revenue for each period.

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

6. INVENTORY

Inventory consists of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Raw materials	$1,833	$1,780
	$1,833	$1,780

Inventory is computed using the first-in, first-out (FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

7. SHARE-BASED COMPENSATION

We issue share-based compensation to employees in the form of stock options, restricted stock units (RSUs), and performance stock units (PSUs). We account for the share-based awards by recognizing the fair value of share-based compensation expense on a straight-line basis over the service period of the award, net of estimated forfeitures. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model. The fair value of RSUs and non-executive PSUs is based on the closing price of our common stock on the grant date. Executive PSUs are valued using a Monte Carlo simulation model using the following inputs: stock price, volatility, and risk-free interest rates. Changes in estimated inputs or using other option valuation methods may result in materially different option values and share-based compensation expense.

The following table summarizes the amount of share-based compensation expense by line item on the statements of operations:

Share-based compensation expense	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Research and development expense	$2,018	$2,201	$3,851	$3,387
Sales, marketing, general and administrative expense	2,102	5,696	4,003	6,148
	$4,120	$7,897	$7,854	$9,535

Options activity and positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2022:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
Options		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding as of June 30, 2022	1,153,000	$1.30	5.7	$3,003,000

Exercisable as of June 30, 2022	982,000	$1.42	5.5	$2,451,000

As of June 30, 2022, our unrecognized share-based employee compensation related to stock options was $6,000 which we plan to expense over the next 0.3 years.

Restricted stock activity and positions

The following table summarizes activity and positions with respect to RSUs and PSUs for the six months ended June 30, 2022:

		Weighted-average
	Shares	price
Unvested as of December 31, 2021	2,625,000	$13.05
Granted	8,367,000	2.24
Vested	(794,000)	11.83
Forfeited	(410,000)	12.80
Unvested as of June 30, 2022	9,788,000	$3.92

In June 2022, we issued 6.0 million PSUs to our executive officers. The PSUs are subject to the achievement of performance goals and time-based vesting. The PSUs will become eligible to vest if the closing price of our common stock reaches or exceeds specified price thresholds for at least 20 consecutive trading days during the performance period through December 31, 2025. If the performance goals are met, the portion of the PSUs deemed earned will become subject to time-based vesting in equal quarterly installments over two years starting from the date on which the goal is achieved. These PSUs were valued using a Monte Carlo simulation model using the following inputs: stock price, volatility, and risk-free interest rates.

During the six months ended June 30, 2022, we issued 1.6 million PSUs to non-executive employees subject to the achievement of development goals. These shares were valued based on the closing price of our common stock on the dates of grant. These shares vest quarterly over two years from the achievement of established performance criteria.

During the six months ended June 30, 2022, we issued 508,000 time-based RSUs to non-executive employees for promotion, retention, and new hire grants. These shares were valued based on the closing price of our common stock on the dates of grant. These shares vest over three or four years from the date of grant.

As of June 30, 2022, our unrecognized share-based compensation related to RSUs was $18.4 million which we plan to expense over the next 2.0 years. Our unrecognized share-based compensation related to the executive PSUs was $9.1 million, which we plan to expense over the next 3.2 years and our unrecognized share-based compensation related to the non-executive PSUs was $4.9 million, which we plan to expense over the next 1.2 years.

8. LEASES

We lease our office space and certain equipment under finance and operating leases. Our leases have remaining lease terms of less than one year to ten years. Our office lease agreement includes both lease and non-lease components, which are accounted for separately. Our finance leases contain options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless we are reasonably certain to exercise the purchase option.

In September 2021, we entered into an office lease with Redmond East Office Park LLC, a Washington limited liability company, pursuant to which we lease approximately 16,681 square feet of space located in Redmond, Washington that we use primarily for general office space, lab space and product testing. The lease provides for an initial term of 128 months that commenced November 1, 2021. Pursuant to the lease, annual base rent will be approximately $500,000 for the first year and is subject to annual increases of 3.0%. In addition to base rent, we pay additional rent comprised of our proportionate share of any operating expenses, real estate taxes, and management fees. We have the option to extend the term for one ten-year renewal period, provided that the rent would be subject to market adjustment at the beginning of the renewal term. The total minimum lease payments related to this lease is $6.4 million.

In September 2021, we entered into a second office lease with Redmond East Office Park LLC, pursuant to which we will lease approximately 36,062 square feet of space located in Redmond, Washington that we will use primarily for general office space. The lease provides for an initial term of 120 months with a target commencement date in the second half of 2022. Pursuant to the lease, annual base rent will be approximately $1.1 million for the first year and is subject to annual increases of 3.0%. In addition to base rent, we will pay additional rent comprised of our proportionate share of any operating expenses, real estate taxes, and management fees. We have the option to extend the term for one ten-year renewal period, provided that the rent would be subject to market adjustment at the beginning of the renewal term. The total minimum lease payments related to this forward-starting lease are $13.0 million. The lease liability associated with this forward-starting lease is excluded from the tables below.

In connection with the effectiveness of the second lease with Redmond East Office Park, we amended our current office lease to provide for early termination intended to coincide with our move into the new 36,062 square feet of space but, in any event, no later than October 31, 2022.

In April 2022, we entered into an office lease with Universal-Investment-Gesellschaft mbH, a German investment company, pursuant to which we lease approximately 3,533 square feet of space located in Nuremberg, Germany that we use primarily for general office space for business development activities. The lease provides for a term of 60 months that commenced May 1, 2022. Pursuant to the lease, annual base rent will be approximately $76,000 per year. The total minimum lease payments related to this lease is approximately $380,000.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Operating lease expense	$257	$116	$501	$232

Finance lease expense:
Amortization of leased assets	6	9	14	17
Interest on lease liabilities	-	1	1	2
Total finance lease expense	6	10	15	19
Total lease expense	$263	$126	$516	$251

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$619	$335
Operating cash flows from finance leases	1	2
Financing cash flows from finance leases	15	18

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
(in thousands)	2022	2021
Operating leases
Operating lease right-of-use assets	$5,482	$5,577

Current portion of operating lease liability	590	849
Operating lease liability, net of current portion	5,029	4,983
Total operating lease liabilities	$5,619	$5,832

Finance leases
Property and equipment, at cost	$112	$112
Accumulated depreciation	(71)	(56)
Property and equipment, net	$41	$56

Current portion of finance lease obligations	$24	$21
Finance lease obligations, net of current portion	8	26
Total finance lease liabilities	$32	$47

Weighted Average Remaining Lease Term
Operating leases	9.2 years	9.5 years
Finance leases	0.8 years	1.2 years

Weighted Average Discount Rate
Operating leases	2.7%	2.5%
Finance leases	6.3%	6.3%

As of June 30, 2022, maturities of lease liabilities were as follows:

(in thousands)	Operating	Finance
Years Ended December 31,	leases	leases
2022	$340	$13
2023	611	21
2024	627	-
2025	643	-
Thereafter	4,164	-
Total minimum lease payments	6,385	34
Less: amount representing interest	(766)	(2)
Present value of capital lease liabilities	$5,619	$32

9. COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows.

10. COMMON STOCK

In June 2021, we entered into a $140.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $140.0 million through Craig-Hallum. As of June 30, 2022, we had issued 4.0 million shares of our common stock for net proceeds of $67.8 million under this ATM agreement. There have been no transactions under this agreement since June 2021.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The information set forth in this report in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 3, "Quantitative and Qualitative Disclosures about Market Risk," includes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. Such statements may include, but are not limited to, projections of revenues and expenses, and measures of income or loss, status of product development and performance, market opportunity and future demand, partner and customer engagement, strategic plans, future operations, financing needs or plans of MicroVision, Inc. (“we,” “our,” or “us”), as well as assumptions relating to the foregoing. The words "anticipate," "could," "believe," "estimate," "expect," "goal," "may," "plan," and similar expressions identify forward-looking statements. Factors that could cause actual results to differ materially from those projected in our forward-looking statements include risk factors identified below in Item 1A.

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

Our ADAS solution is intended to leverage edge computing and custom ASICs to enable our hardware and sensor fusion software to be integrated into an OEM’s ADAS stack. We are continuing to refine our technology and products and we have begun testing our solution and demonstrating its capabilities during the first half of 2022. Although we are forecasting small quantities of sales in 2022, we do not expect to achieve significant, sustained revenue from our ADAS solution in the near term.

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

Results of operations

License and royalty revenue

(in thousands)	2022	2021	$ change	% change
Three Months Ended June 30,	$314	$746	$(432)	(57.9)
Six Months Ended June 30,	664	1,225	(561)	(45.8)

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

The decrease in license and royalty revenue for the three and six months ended June 30, 2022 compared to the same period in 2021 was due to a lower number of royalty-bearing products being distributed by our customer.

Cost of product revenue

		% of		% of
		product		product
(in thousands)	2022	revenue	2021	revenue	$ change	% change
Three Months Ended June 30,	$18	-	$(31)	-	$49	158.1
Six Months Ended June 30,	$22	-	$(36)	-	$58	161.1

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

Cost of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of manufacturing overhead expense and the volume of direct material purchased. During the quarter ended June 30, 2022, we recorded inventory write-downs of $17,000. The credits of $31,000 and $36,000 for the three and six months ending June 30, 2021, respectively, are related to the reversal of accrued warranty liabilities since warranty claims were less than expected.

Research and development expense

(in thousands)	2022	2021	$ change	% change
Three Months Ended June 30,	$7,700	$7,376	$324	4.4
Six Months Ended June 30,	15,293	11,838	3,455	29.2

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

The increase in research and development expense during the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to higher salary and benefits expenses of $952,000 offset by lower direct equipment expense of $691,000. The increase in research and development expense during the six months ended June 30, 2022 compared to the same periods in 2021 was primarily due to increased salary and benefits expenses as a result of increased headcount of approximately $2.4 million.

Sales, marketing, general and administrative expense

(in thousands)	2022	2021	$ change	% change
Three Months Ended June 30,	$6,265	$8,355	$(2,090)	(25.0)
Six Months Ended June 30,	12,142	10,602	1,540	14.5

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The decrease in sales, marketing, general and administrative expense during the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to lower non-cash compensation expenses of $3.6 million offset by increased salary and benefits expenses as a result of increased headcount of approximately $599,000 and higher business insurance expense of $566,000. The increase in sales, marketing, general and administrative expense during the six months ended June 30, 2022 compared to the same period in 2021 was primarily attributed to increased business insurance expense of $1.1 million, increased salary and benefits expenses as a result of increased headcount of approximately $1.1 million and increased professional services and consulting costs of $902,000, offset by lower non-cash compensation expense of $2.1 million.

Liquidity and capital resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At June 30, 2022, we had total liquidity of $92.9 million including $37.0 million in cash and cash equivalents and $55.9 million in short-term investment securities.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.

Operating activities

Cash used in operating activities totaled $20.6 million during the six months ended June 30, 2022 compared to cash used in operating activities of $11.3 million during the same period in 2021. Cash used in operating activities resulted primarily from cash used to fund our net loss, after adjusting for non-cash charges such as share-based compensation, depreciation and amortization charges and changes in operating assets and liabilities. The changes in cash used in operating activities were primarily attributed to increased operating expenses to support the development of our lidar sensor and software solution.

Investing activities

During the six months ended June 30, 2022, net cash used in investing activities was $24.8 million compared to $1.9 million during the six months ended June 30, 2021. During the six months ended June 30, 2022, we purchased short-term investment securities totaling $38.1 million and sold short-term investment securities totaling $14.5 million. Purchases of property and equipment during the six months ended June 30, 2022 and 2021 were $1.1 million and $1.9 million, respectively.

 Financing activities

Net cash provided by financing activities totaled $9,000 during the six months ended June 30, 2022, compared to $131.6 million during the same period of 2021. During the six months ended June 30, 2022, we made principal payments under long-term debt totaling $392,000 related to the loan under the Paycheck Protection Program of the 2020 CARES Act (PPP) administered by the Small Business Administration. Proceeds received from stock option exercises totaled $416,000 during the six months ended June 30, 2022 compared to $2.5 million during the same period of 2021. Principal payments under finance leases were $15,000 during the six months ended June 30, 2022 compared to $18,000 during the same period of 2021.

In June 2021, we entered into a $140.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $140.0 million through Craig-Hallum. As of June 30, 2022, we had issued 4.0 million shares of our common stock for net proceeds of $67.8 million under this ATM agreement. There were no transactions under this agreement in the first half of 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and market liquidity risk

As of June 30, 2022, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risk is not material. Due to the generally short-term maturities of our investment securities, we believe that the market risk arising from our holdings of these financial instruments is not significant. We do not believe that inflation has had a material effect on our business, financial condition or results of operations; however, we do anticipate our labor costs to increase as a result of inflationary pressures.

Our investment policy generally directs that the investment manager should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of June 30, 2022, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts and our short-term investments are comprised of highly rated corporate and government debt securities. The values of cash and cash equivalents and investment securities, available-for-sale as of June 30, 2022, are as follows:

(in thousands)	Amount	Percent
Cash and cash equivalents	$36,964	39.8%
Less than one year	55,926	60.2%
	$92,890	100.0%

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Related to Our Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

•	As of June 30, 2022, we had an accumulated deficit of $656.2 million.
•	We incurred net losses of $629.4 million from inception through 2021, and a net loss of $26.8 million during the six months ended June 30, 2022.

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

For the six months ended June 30, 2022, one customer accounted for $664,000 in revenue, representing 100% of our total revenue. For the six months ended June 30, 2021, the same customer accounted for $1.2 million in revenue, representing 100% of our total revenue. The loss of our current sole customer would negatively affect our revenue.

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

Our stock price has fluctuated significantly in the past, and may continue to be volatile in the future. Over the 52-week period ending July 26, 2022, our common stock has traded at a low of $2.50 and a high of $16.38. We may continue to experience sustained depression or substantial volatility in our stock price in the foreseeable future unrelated to our operating performance or prospects. For the fiscal year ended December 31, 2021, we incurred a loss per share of $(0.27).

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

On July 26, 2022, the closing price of our common stock was $4.33 per share.

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

During 2021, we established an office in Germany and we plan to expand our presence there in the near term. In addition, we currently use foreign suppliers and plan to continue to do so to manufacture current and future components and products, where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including, but not limited to:

•	Political and economic instability, international terrorism and the outbreak of war, such as the Russian invasion of Ukraine;
•	High levels of inflation, as has historically been the case in a number of countries in Asia;
•	Burdens and costs of compliance with a variety of foreign laws, regulations and sanctions;
•	Foreign taxes and duties;
•	Changes in tariff rates or other trade, tax or monetary policies;
•	Changes or volatility in currency exchange rates and interest rates;
•	Global or regional health crises, such as COVID-19 or other epidemics and
•	Disruptions in global supply chains.

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

MicroVision, Inc.

Date: July 29, 2022	By:	/s/ Sumit Sharma
Sumit Sharma
Chief Executive Officer and Director (Principal Executive Officer)

Date: July 29, 2022	By:	/s/ Anubhav Verma
Anubhav Verma
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

