Form 10-Q
period 2022-09-30
MICROVISION, INC.
filed 2022-10-28
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

YES    ☐       NO    ☒

The number of shares of the registrant’s common stock outstanding as of October 24, 2022 was 166,035,291.

PART I.

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$21,977	$82,647
Investment securities, available-for-sale	61,281	32,720
Inventory	1,762	1,780
Other current assets	2,832	2,283
Total current assets	87,852	119,430

Property and equipment, net	4,545	3,026
Operating lease right-of-use asset	14,486	5,577
Restricted cash	1,418	1,092
Intangible assets, net	85	115
Other assets	1,005	985
Total assets	$109,391	$130,225

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$1,519	$3,584
Accrued liabilities	1,588	1,170
Contract liabilities	4,601	5,265
Other current liabilities	1,459	1,181
Current portion of long-term debt	-	392
Current portion of operating lease liability	769	849
Current portion of finance lease obligations	25	21
Total current liabilities	9,961	12,462

Operating lease liability, net of current portion	13,803	4,983
Finance lease obligations, net of current portion	2	26
Total liabilities	23,766	17,471

Commitments and contingencies (Note 9)

Shareholders' equity
Preferred stock, par value $0.001; 25,000 shares authorized; no and no shares issued and outstanding	-	-
Common stock, par value $0.001; 210,000 shares authorized; 165,885 and 164,363 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	166	164
Additional paid-in capital	754,702	742,042
Accumulated other comprehensive loss	(194)	(19)
Accumulated deficit	(669,049)	(629,433)
Total shareholders' equity	85,625	112,754
Total liabilities and shareholders' equity	$109,391	$130,225

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Product revenue	$-	$-	$-	$-
License and royalty revenue	-	718	664	1,943
Contract revenue	-	-	-	-
Total revenue	-	718	664	1,943

Cost of product revenue	45	(10)	67	(46)
Cost of contract revenue	-	-	-	-
Total cost of revenue	45	(10)	67	(46)

Gross profit	(45)	728	597	1,989

Research and development expense	7,535	5,791	22,828	17,629
Sales, marketing, general and administrative expense	5,522	5,006	17,664	15,608
Total operating expenses	13,057	10,797	40,492	33,237

Loss from operations	(13,102)	(10,069)	(39,895)	(31,248)
Gain on debt extinguishment	-	692	-	692
Other income (expense), net	251	(5)	279	(19)

Net loss	$(12,851)	$(9,382)	$(39,616)	$(30,575)

Net loss per share - basic and diluted	$(0.08)	$(0.06)	$(0.24)	$(0.19)

Weighted-average shares outstanding - basic and diluted	165,687	163,985	165,167	159,452

The accompanying notes are an integral part of these financial statements.

3

MicroVision, Inc.

Condensed Consolidated Statements of Comprehensive Loss
(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(12,851)	$(9,382)	$(39,616)	$(30,575)

Other comprehensive loss
Unrealized loss on investment securities, available-for-sale	(16)	-	(175)	-
Comprehensive loss	$(12,867)	$(9,382)	$(39,791)	$(30,575)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		other		Total
		Par	paid-in	Subscriptions	comprehensive	Accumulated	shareholders'
	Shares	value	capital	receivable	loss	deficit	equity

Balance at June 30, 2022	165,438	$165	$750,311	$-	$(178)	$(656,198)	$94,100
Share-based compensation expense	240	-	4,081	-	-	-	4,081
Exercise of options	207	1	310	-	-	-	311
Net loss	-	-	-	-	-	(12,851)	(12,851)
Other comprehensive loss	-	-	-	-	(16)	-	(16)
Balance at September 30, 2022	165,885	$166	$754,702	$-	$(194)	$(669,049)	$85,625

Balance at January 1, 2022	164,363	$164	$742,042	$-	$(19)	$(629,433)	$112,754
Share-based compensation expense	997	1	11,934	-	-	-	11,935
Exercise of options	525	1	726	-	-	-	727
Net loss	-	-	-	-	-	(39,616)	(39,616)
Other comprehensive loss	-	-	-	-	(175)	-	(175)
Balance at September 30, 2022	165,885	$166	$754,702	$-	$(194)	$(669,049)	$85,625

Balance at June 30, 2021	163,960	$164	$736,159	$-	$-	$(607,426)	$128,897
Share-based compensation expense	95	-	2,810	-	-	-	2,810
Exercise of options	49	-	30	-	-	-	30
Sales of common stock	-	-	(8)	-	-	-	(8)
Net loss	-	-	-	-	-	(9,382)	(9,382)
Balance at September 30, 2021	164,104	$164	$738,991	$-	$-	$(616,808)	$122,347

Balance at January 1, 2021	152,926	$153	$601,224	$(6,135)	$-	$(586,233)	$9,009
Share-based compensation expense	2,235	2	12,343	-	-	-	12,345
Exercise of options	1,389	1	2,539	-	-	-	2,540
Sales of common stock	7,554	8	122,885	6,135	-	-	129,028
Net loss	-	-	-	-	-	(30,575)	(30,575)
Balance at September 30, 2021	164,104	$164	$738,991	$-	$-	$(616,808)	$122,347

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(39,616)	$(30,575)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,425	1,040
Impairment of property and equipment	60	664
Share-based compensation expense	11,935	12,345
Non-cash interest expense	-	(10)
Inventory write-downs	60	-
Net accretion of premium on short-term investments	290	-
Gain on extinguishment of debt	-	(692)

Change in:
Inventory	(42)	(1,182)
Other current and non-current assets	(662)	(3,038)
Accounts payable	(2,160)	573
Accrued liabilities	418	390
Contract liabilities and other current liabilities	(386)	(59)
Operating lease liabilities	(938)	(506)
Other long-term liabilities	-	(195)
Net cash used in operating activities	(29,616)	(21,245)

Cash flows from investing activities
Sales of investment securities	34,700	-
Purchases of investment securities	(63,726)	-
Purchases of property and equipment	(2,017)	(2,034)
Net cash used in investing activities	(31,043)	(2,034)

Cash flows from financing activities
Principal payments under finance leases	(20)	(25)
Principal payments under long-term debt	(392)	-
Payments received on subscriptions receivable	-	6,135
Proceeds from stock option exercises	727	2,540
Net proceeds from issuance of common stock	-	122,902
Net cash provided by financing activities	315	131,552

Change in cash, cash equivalents, and restricted cash	(60,344)	108,273
Cash, cash equivalents, and restricted cash at beginning of period	83,739	17,297
Cash, cash equivalents, and restricted cash at end of period	$23,395	$125,570

Supplemental schedule of non-cash investing and financing activities
Non-cash additions to property and equipment	$645	$298

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of September 30, 2022 and December 31, 2021:
	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$21,977	$82,647
Restricted cash	1,418	1,092
Cash, cash equivalents and restricted cash	$23,395	$83,739

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. MANAGEMENT'S STATEMENT

The Condensed Consolidated Balance Sheets as of September 30, 2022, the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss and the Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2022 and 2021, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, have been prepared by MicroVision, Inc. ("we" or "our") and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at September 30, 2022 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (SEC). The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

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

Prior to our shift in focus to automotive lidar, our strategy had been to sell Augmented Reality (AR) displays or components, Interactive Displays, or Consumer Lidar to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) for incorporation into their products. For the two fiscal years ended December 31, 2021 and the nine months ended September 30, 2022, our sole customer has been Microsoft Corporation. Our arrangement with this customer generates royalty income; however, the volume of sales and resulting royalties from that arrangement are not significant. In the recent past, we shifted our strategic focus to increase the value of the Company by completing development of our 1st Generation long range lidar module to a level that would be ready to scale in the market for automotive applications. We believe the size of the ADAS market is significantly bigger than the AR market and related applications. We believe our technology and designs for automotive lidar can be successful in the market, and our solutions will have features and performance that exceed those of competitors and will provide a sustainable strategic advantage in the market.

We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities.

At September 30, 2022, we had total liquidity of $83.3 million including $22.0 million in cash and cash equivalents and $61.3 million in short-term investment securities. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.

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

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net loss available for common shareholders - basic and diluted	$(12,851)	$(9,382)	$(39,616)	$(30,575)

Denominator:
Weighted-average common shares outstanding - basic and diluted	165,687	163,985	165,167	159,452

Net loss per share - basic and diluted	$(0.08)	$(0.06)	$(0.24)	$(0.19)

For the three and nine months ended September 30, 2022 and 2021, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive: outstanding options exercisable into a total of 954,000 and 1,712,000 shares of common stock, respectively, and 9,591,000 and 2,553,000 nonvested restricted and performance stock units, respectively.

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

Disaggregation of revenue

The following table provides information about disaggregated revenue by timing of revenue recognition (in thousands):

Three Months ended September 30, 2022
License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$-	$-	$-
Product and services transferred over time	-	-	-	-
Total	$-	$-	$-	$-

	Nine Months Ended September 30, 2022
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$664	$-	$664
Product and services transferred over time	-	-	-	-
Total	$-	$664	$-	$664

	Three Months ended September 30, 2021
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$718	$-	$718
Product and services transferred over time	-	-	-	-
Total	$-	$718	$-	$718

	Nine Months Ended September 30, 2021
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$1,943	$-	$1,943
Product and services transferred over time	-	-	-	-
Total	$-	$1,943	$-	$1,943

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

In April 2017, we signed a contract with Microsoft Corporation to develop an LBS display system. Under the agreement, we received an upfront payment of $10.0 million. As of December 31, 2021, we had applied $4.7 million against the contract liability. During the three and nine months ended September 30, 2022, we applied an additional $0 and $664,000, respectively, against the contract liability with this customer.

Contract acquisition costs

We are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. We currently do not pay any commissions upon the signing of a contract; therefore, no commission cost has been incurred as of September 30, 2022.

Transaction price allocated to the remaining performance obligations

The $10.0 million upfront payment received from our customer as noted above was being recognized as revenue as component sales were transferred to the customer. Under the new arrangement reached in March 2020, the royalties we expect to earn will be applied against the remaining prepayment. Because we do not have information on projected future shipments by our customer, we are not able to estimate the timing of revenue recognition related to the remaining performance obligations. The $4.6 million contract liability at September 30, 2022 is classified as a current liability on our balance sheet. It is likely that recognition of revenue may extend beyond the next twelve months.

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

The valuation inputs hierarchy classification for assets measured at fair value on a recurring basis are summarized below as of September 30, 2022 and December 31, 2021 (in thousands). These tables do not include cash held in our money market savings accounts.

As of September 30, 2022	Level 1	Level 2	Level 3	Total
Assets
Corporate debt securities	$-	$23,651	$-	$23,651
U.S. Treasury securities	-	37,630	-	37,630
	$-	$61,281	$-	$61,281

As of December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Corporate debt securities	$-	$32,720	$-	$32,720
	$-	$32,720	$-	$32,720

Our short-term investments are summarized below as of September 30, 2022 and December 31, 2021 (in thousands).

				Investment
	Cost/	Gross	Gross	Securities,
	Amortized	Unrealized	Unrealized	Available-
	Cost	Gains	Losses	For-Sale
As of September 30, 2022
Assets
Corporate debt securities	$23,722	$2	$(73)	$23,651
U.S. Treasury securities	37,753	2	(125)	37,630
	$61,475	$4	$(198)	$61,281

				Investment
	Cost/	Gross	Gross	Securities,
	Amortized	Unrealized	Unrealized	Available-
	Cost	Gains	Losses	For-Sale
As of December 31, 2021
Assets
Corporate debt securities	$32,739	$3	$(22)	$32,720
	$32,739	$3	$(22)	$32,720

The maturities of the investment securities available-for-sale as of September 30, 2022 and December 31, 2021 are shown below (in thousands):

		Gross	Gross
As of September 30, 2022	Amortized	Unrealized	Unrealized	Estimated
Maturity date	Cost	Gains	Losses	Fair Value

Less than one year	$61,475	$4	$(198)	$61,281
	$61,475			$61,281
		Gross	Gross
As of December 31, 2021	Amortized	Unrealized	Unrealized	Estimated
Maturity date	Cost	Gains	Losses	Fair Value

Less than one year	$32,739	$3	$(22)	$32,720
	$32,739			$32,720

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of September 30, 2022 and December 31, 2021 (in thousands):

	Less than Twelve Months		Twelve Months or Greater		Total
As of September 30, 2022		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate debt securities	$16,249	$(73)	$-	$-	$16,249	$(73)
U.S. Treasury securities	31,684	(125)	-	-	31,684	(125)
	$47,933	$(198)	$-	$-	$47,933	$(198)

	Less than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2021		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate debt securities	$27,195	$(22)	$-	$-	$27,195	$(22)
	$27,195	$(22)	$-	$-	$27,195	$(22)

5. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND SUPPLIERS

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and investment securities. As of September 30, 2022, our cash and cash equivalents are comprised of operating checking accounts and short-term highly rated money market savings accounts. Our short-term investments are comprised of highly rated corporate bonds and U.S. Treasury securities.

Concentration of major customers and suppliers

For the three and nine months ended September 30, 2022, one customer, Microsoft Corporation, accounted for $0 and $664,000 in revenue, respectively, representing 100% of our total revenue for each period. For the three and nine months ended September 30, 2021, the same customer accounted $718,000 and $1.9 million in revenue, respectively, representing 100% of our total revenue for each period.

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

6. INVENTORY

Inventory consists of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Raw materials	$1,572	$1,780
Work in process	190	-
	$1,762	$1,780

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

The following table summarizes the amount of share-based compensation expense by line item on the statements of operations:

Share-based compensation expense	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Research and development expense	$1,831	$1,371	$5,681	$4,758
Sales, marketing, general and administrative expense	2,250	1,439	6,254	7,587
	$4,081	$2,810	$11,935	$12,345

Options activity and positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2022:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
Options		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding as of September 30, 2022	945,000	$1.26	5.9	$2,302,000

Exercisable as of September 30, 2022	941,000	$1.26	5.9	$2,288,000

As of September 30, 2022, our unrecognized share-based employee compensation related to stock options was $1,000 which we plan to expense over the next 1.4 years.

Restricted stock activity and positions

The following table summarizes activity and positions with respect to RSUs and PSUs for the nine months ended September 30, 2022:

		Weighted-average
	Shares	price
Unvested as of December 31, 2021	2,625,000	$13.05
Granted	9,083,000	2.45
Vested	(1,019,000)	10.59
Forfeited	(1,098,000)	7.34
Unvested as of September 30, 2022	9,591,000	$3.93

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

During the nine months ended September 30, 2022, we issued 2.4 million PSUs to non-executive employees subject to the achievement of development goals. These shares were valued based on the closing price of our common stock on the dates of grant. These shares vest quarterly over two years from the achievement of established performance criteria.

During the nine months ended September 30, 2022, we issued 511,000 time-based RSUs to non-executive employees for promotion, retention, and new hire grants. These shares were valued based on the closing price of our common stock on the dates of grant. These shares vest over three or four years from the date of grant.

As of September 30, 2022, our unrecognized share-based compensation related to RSUs was $15.9 million which we plan to expense over the next 1.8 years. Our unrecognized share-based compensation related to the executive PSUs was $8.5 million, which we plan to expense over the next 2.9 years and our unrecognized share-based compensation related to the non-executive PSUs was $4.0 million, which we plan to expense over the next 1.2 years.

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

In September 2021, we entered into a second office lease with Redmond East Office Park LLC, pursuant to which we will lease approximately 36,062 square feet of space located in Redmond, Washington that we will use primarily for general office space. The lease provides for an initial term of 120 months and is expected to commence on December 1, 2022. Pursuant to the lease, annual base rent will be approximately $1.1 million for the first year and is subject to annual increases of 3.0%. In addition to base rent, we will pay additional rent comprised of our proportionate share of any operating expenses, real estate taxes, and management fees. We have the option to extend the term for one ten-year renewal period, provided that the rent would be subject to market adjustment at the beginning of the renewal term. The total minimum lease payments related to this forward-starting lease are $13.0 million. The delivery date of the new space was September 1, 2022 to allow for the build out of tenant improvements before the commencement date. During the quarter ended September 30, 2022, we recorded a right-of-use asset in the amount of $9.3 million on our balance sheet.

In connection with the effectiveness of the second lease with Redmond East Office Park, we amended our current office lease and will have access until January 31, 2023 to coincide with our move into the new 36,062 square feet of space.

In April 2022, we entered into an office lease with Universal-Investment-Gesellschaft mbH, a German investment company, pursuant to which we lease approximately 3,533 square feet of space located in Nuremberg, Germany that we use primarily for general office space for business development activities. The lease provides for a term of 60 months that commenced May 1, 2022. Pursuant to the lease, annual base rent is approximately $76,000 per year. The total minimum lease payments related to this lease is approximately $380,000.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Operating lease expense	$365	$116	$865	$348

Finance lease expense:
Amortization of leased assets	6	7	19	24
Interest on lease liabilities	1	-	2	2
Total finance lease expense	7	7	21	26
Total lease expense	$372	$123	$886	$374

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$938	$506
Operating cash flows from finance leases	2	2
Financing cash flows from finance leases	20	25

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
(in thousands)	2022	2021
Operating leases
Operating lease right-of-use assets	$14,486	$5,577

Current portion of operating lease liability	769	849
Operating lease liability, net of current portion	13,803	4,983
Total operating lease liabilities	$14,572	$5,832

Finance leases
Property and equipment, at cost	$112	$112
Accumulated depreciation	(75)	(56)
Property and equipment, net	$37	$56

Current portion of finance lease obligations	$25	$21
Finance lease obligations, net of current portion	2	26
Total finance lease liabilities	$27	$47

Weighted Average Remaining Lease Term
Operating leases	9.9 years	9.5 years
Finance leases	0.7 years	1.2 years

Weighted Average Discount Rate
Operating leases	4.6%	2.5%
Finance leases	6.3%	6.3%

As of September 30, 2022, maturities of lease liabilities were as follows:

(in thousands)	Operating	Finance
Years Ended December 31,	leases	leases
2022	$303	$7
2023	1,753	21
2024	1,804	-
2025	1,855	-
Thereafter	12,733	-
Total minimum lease payments	18,448	28
Less: amount representing interest	(3,876)	(1)
Present value of capital lease liabilities	$14,572	$27

9. COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows.

10. COMMON STOCK

In June 2021, we entered into a $140.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $140.0 million through Craig-Hallum. As of September 30, 2022, we had issued 4.0 million shares of our common stock for net proceeds of $67.8 million under this ATM agreement. There have been no transactions under this agreement since June 2021.

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

Although our development and productization efforts are now solely focused on our ADAS solution, our revenue in the nine months ended September 30, 2022 and the two fiscal years ended December 31, 2021 was derived from one customer, Microsoft Corporation, related to components that we developed for a high-definition display system. Our arrangement with this customer generated royalty income; however, the volume of sales and resulting royalties from that arrangement were not significant.

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

Results of operations

License and royalty revenue

(in thousands)	2022	2021	$ change	% change
Three Months Ended September 30,	$-	$718	$(718)	(100.0)
Nine Months Ended September 30,	664	1,943	(1,279)	(65.8)

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

The decrease in license and royalty revenue for the three and nine months ended September 30, 2022 compared to the same period in 2021 was due to a lower number of royalty-bearing products being communicated to us as distributed by our customer.

Cost of product revenue

		% of		% of
		product		product
(in thousands)	2022	revenue	2021	revenue	$ change	% change
Three Months Ended September 30,	$45	-	$(10)	-	$55	550.0
Nine Months Ended September 30,	$67	-	$(46)	-	$113	245.7

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

Cost of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of manufacturing overhead expense and the volume of direct material purchased. During the quarter ended September 30, 2022, we recorded inventory write-downs of $43,000. The credits of $10,000 and $46,000 for the three and nine months ending September 30, 2021, respectively, are related to the reversal of accrued warranty liabilities since warranty claims were less than expected.

Research and development expense

(in thousands)	2022	2021	$ change	% change
Three Months Ended September 30,	$7,535	$5,791	$1,744	30.1
Nine Months Ended September 30,	22,828	17,629	5,199	29.5

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

The increase in research and development expense during the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to higher salary and benefits expenses of $715,000, higher non-cash compensation expense of $459,000, higher facilities expenses of $242,000 and higher purchased labor of $180,000. The increase in research and development expense during the nine months ended September 30, 2022 compared to the same periods in 2021 was primarily due to increased salary and benefits expenses as a result of increased headcount of approximately $2.9 million, higher non-cash compensation expense of $924,000, higher facilities expenses of $678,000 and higher purchased labor of $400,000.

Sales, marketing, general and administrative expense

(in thousands)	2022	2021	$ change	% change
Three Months Ended September 30,	$5,522	$5,006	$516	10.3
Nine Months Ended September 30,	17,664	15,608	2,056	13.2

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense during the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to higher non-cash compensation expenses of $811,000 and higher salary and benefits expenses of $389,000 offset by lower consulting expenses of $408,000 and lower recruiting expenses of $142,000. The increase in sales, marketing, general and administrative expense during the nine months ended September 30, 2022 compared to the same period in 2021 was primarily attributed to increased business insurance expense of $1.1 million, increased salary and benefits expenses as a result of increased headcount of approximately $1.4 million and increased professional services and consulting costs of $557,000, offset by lower non-cash compensation expense of $1.3 million.

Liquidity and capital resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At September 30, 2022, we had total liquidity of $83.3 million including $22.0 million in cash and cash equivalents and $61.3 million in short-term investment securities.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.

Operating activities

Cash used in operating activities totaled $29.6 million during the nine months ended September 30, 2022 compared to cash used in operating activities of $21.2 million during the same period in 2021. Cash used in operating activities resulted primarily from cash used to fund our net loss, after adjusting for non-cash charges such as share-based compensation, depreciation and amortization charges and changes in operating assets and liabilities. The changes in cash used in operating activities were primarily attributed to increased operating expenses to support the development of our lidar sensor and software solution.

Investing activities

During the nine months ended September 30, 2022, net cash used in investing activities was $31.0 million compared to $2.0 million during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we purchased short-term investment securities totaling $63.7 million and sold short-term investment securities totaling $34.7 million. Purchases of property and equipment during the nine months ended September 30, 2022 and 2021 were $2.0 million.

Financing activities

Net cash provided by financing activities totaled $315,000 during the nine months ended September 30, 2022, compared to $131.6 million during the same period of 2021. During the nine months ended September 30, 2022, we made principal payments under long-term debt totaling $392,000 related to the loan under the Paycheck Protection Program of the 2020 CARES Act (PPP) administered by the Small Business Administration. Proceeds received from stock option exercises totaled $727,000 during the nine months ended September 30, 2022 compared to $2.5 million during the same period of 2021. Principal payments under finance leases were $20,000 during the nine months ended September 30, 2022 compared to $25,000 during the same period of 2021.

In June 2021, we entered into a $140.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $140.0 million through Craig-Hallum. As of September 30, 2022, we had issued 4.0 million shares of our common stock for net proceeds of $67.8 million under this ATM agreement. There were no transactions under this agreement in the first three quarters of 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and market liquidity risk

As of September 30, 2022, all of our cash and cash equivalents have variable interest rates. Therefore, we believe our exposure to market and interest rate risk is not material. Due to the generally short-term maturities of our investment securities, we believe that the market risk arising from our holdings of these financial instruments is not significant. We do not believe that inflation has had a material effect on our business, financial condition or results of operations; however, we do anticipate our labor costs to increase as a result of inflationary pressures.

Our investment policy generally directs that the investment manager should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of September 30, 2022, our cash and cash equivalents are comprised of short-term highly rated money market savings accounts and our short-term investments are comprised of highly rated corporate and government debt securities. The values of cash and cash equivalents and investment securities, available-for-sale as of September 30, 2022, are as follows:

(in thousands)	Amount	Percent
Cash and cash equivalents	$21,977	26.4%
Less than one year	61,281	73.6%
	$83,258	100.0%

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Related to Our Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

•	As of September 30, 2022, we had an accumulated deficit of $669.0 million.
•	We incurred net losses of $629.4 million from inception through 2021, and a net loss of $39.6 million during the nine months ended September 30, 2022.

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

We may require additional capital to fund our operations and to implement our strategic plan. Raising additional capital may dilute the value of current shareholders' investment in us.

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

We are currently focused on developing our automotive lidar module. This involves introducing new technology into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the commercial success of our technology, the rate at which OEMs and ODMs introduce products incorporating our technology, the market acceptance and competitive position of such products and the execution of our strategic plan. If revenues, margins, or expenses are different than amounts budgeted, or strategic opportunities arise, we may seek additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components, products and systems, and equipment manufacturers that may require additional investments by us.

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

For the nine months ended September 30, 2022, one customer accounted for $664,000 in revenue, representing 100% of our total revenue. For the nine months ended September 30, 2021, the same customer accounted for $1.9 million in revenue, representing 100% of our total revenue. The loss of this customer would negatively affect our revenue.

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

Our stock price has fluctuated significantly in the past, and may continue to be volatile in the future. Over the 52-week period ending October 24, 2022, our common stock has traded at a low of $2.50 and a high of $9.95. We may continue to experience sustained depression or substantial volatility in our stock price in the foreseeable future unrelated to our operating performance or prospects. For the fiscal year ended December 31, 2021, we incurred a loss per share of $(0.27).

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

On October 24, 2022, the closing price of our common stock was $3.58 per share.

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

MicroVision, Inc.

Date: October 28, 2022	By:	/s/ Sumit Sharma
Sumit Sharma
Chief Executive Officer and Director (Principal Executive Officer)

Date: October 28, 2022	By:	/s/ Anubhav Verma
Anubhav Verma
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

