Form 10-K
period 2022-12-31
MICROVISION, INC.
filed 2023-03-02
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-34170

MicroVision, Inc.
(Exact name of registrant as specified in its charter)

Delaware	91-1600822
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
18390 NE 68th Street
Redmond, Washington 98052
(Address of Principal Executive Offices, including Zip Code)
(425)
936-6847
(Registrant’s Telephone Number, including Area Code)
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §
240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by
non-affiliates
of the registrant as of June 30, 2022 was approximately $635.3 million (based upon the closing price of $3.84 per share for the registrant’s common stock as reported by the Nasdaq Global Market on that date).
The number of shares of the registrant’s common stock outstanding as of February 24, 2023 was 175,818,617.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”) are incorporated herein by reference in Part III of this Annual Report on Form
10-K
to the extent stated herein.

MICROVISION, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

i

PART I.

Preliminary Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, acquisition activity and related integration efforts, technology development by third parties, future operations, financing needs or plans of MicroVision, Inc. (“we,” “our,” or “us”), as well as assumptions relating to the foregoing. The words “anticipate,” “could,” ”would,” “believe,” “estimate,” “expect,” “goal,” “may,” “plan,” “project,” “will,” and similar expressions identify forward-looking statements. Factors that could cause actual results to differ materially from those projected in our forward-looking statements include risk factors identified below in Item 1A.

ITEM 1.	BUSINESS

Overview

MicroVision is a global developer of lidar hardware and software solutions focused primarily on automotive lidar and advanced driver-assistance systems (ADAS) markets where we can deliver safe mobility at the speed of life. We develop a suite of light detection and ranging, or lidar, sensors and perception and validation software to the automotive market for ADAS and autonomous vehicle (AV) applications, as well as to complementary markets for non-automotive applications including industrial, robotics and smart infrastructure. Our long history of developing and commercializing the core components of our lidar hardware and related software, combined with the experience of the team we recently acquired from Ibeo Automotive Systems (Ibeo) with automotive-grade qualification, provides a potentially compelling advantage over the less-experienced recent entrants into this market.

Founded in 1993, MicroVision, Inc. is a pioneer in laser beam scanning, or LBS, technology, which is based on our patented expertise in micro-electromechanical systems, or MEMS, laser diodes, opto-mechanics, electronics, algorithms and software and how those elements are packaged into a small form factor. Throughout our history, we have combined our proprietary technology with our development expertise to create innovative solutions to address existing and emerging market needs, such as augmented reality microdisplay engines; interactive display modules; consumer lidar components; and, most recently, automotive lidar sensors and software solutions for the automotive market.

On January 31, 2023, we completed the acquisition of certain assets of Ibeo Automotive Systems GmbH, which was founded in 1998 as a lidar hardware and software provider. Ibeo developed and launched the first lidar sensor to be automotive qualified for serial production with a Tier 1 automotive supplier and that is currently available in passenger cars by premium OEMs. Ibeo developed software solutions, including perception and validation software, which are also used by premium OEMs. In addition, Ibeo sold its products for non-automotive uses such as industrial, smart infrastructure and robotics applications.

For the automotive market, our integrated solution combines our MEMS-based dynamic-range lidar sensor and perception software, to be integrated on our custom ASIC, targeted for sale to premium automotive OEMs and Tier 1 automotive suppliers. We believe that our MEMS-based lidar sensor, or MAVIN sensor, and perception software demonstrates best-in-class features and performance that exceed market expectations and outperform competitive products. Our ADAS solution is intended to leverage edge computing and custom ASICs to enable our hardware and perception software to be integrated into an OEM’s ADAS stack.

In addition to our dynamic-range and long-range MAVIN sensor and perception software solution for the automotive market, our product suite includes short- and mid-range lidar sensors, both MEMS-based and flash-based, for automotive and industrial applications, including smart infrastructure, robotics, and other commercial segments. Also, our validation software tool is used by OEMs and other customers including Tier 1s for validating vehicle sensors for ADAS and AV applications. The tool includes software that automates the manual data classification or annotation process, significantly reducing the time and resources required by OEMs to validate their ADAS and AV systems.

In the recent past, we developed micro-display concepts and designs for use in head-mounted augmented reality, or AR, headsets and developed a 1440i MEMS module supporting AR headsets. We also developed an interactive display solution targeted at the smart speakers market and a small consumer lidar sensor for use indoors with smart home systems.

We completed the acquisition of Ibeo assets on January 31, 2023 pursuant to the terms and subject to the conditions of the Asset Purchase Agreement, dated December 1, 2022, by and between our wholly owned subsidiary, MicroVision GmbH organized under the laws of The Federal Republic of Germany, and Ibeo Automotive Systems GmbH for a purchase price of EUR 15,000,000, or approximately $16.1 million, subject to potential reduction on the terms set forth in the Asset Purchase Agreement. In addition to the purchase price, pursuant to the Asset Purchase Agreement, we advanced funds to Ibeo so that it could continue its operations while in insolvency during the period between signing and closing. Specifically, in December 2022, we advanced approximately $4.1 million in operating funds, which included costs related to headcount reductions carried out by Ibeo management, decreasing the number of employees to transfer in connection with the acquisition to approximately 250 employees. These headcount reduction costs will be reimbursed to MicroVision by way of deduction from the purchase price in accordance with the Asset Purchase Agreement. We advanced an additional approximately $3.0 million to Ibeo in January 2023, a portion of which will also be reimbursed to us as a purchase price deduction.

The Company did not record any revenue during the year ended December 31, 2022 related to the Ibeo asset acquisition as the transaction closed at the end of January 2023.

We have been unable to secure the customers at the scale needed to successfully launch our products. We have incurred substantial losses since inception, and we expect to incur a significant loss during the fiscal year ending December 31, 2023.

MicroVision, Inc. was founded in 1993 as a Washington corporation and reincorporated in 2003 under the laws of the State of Delaware. Our headquarters is located at 18390 NE 68th Street, Redmond, Washington 98052, and our telephone number is (425) 936-6847.

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

Our Industry and Market Strategy

We are developing our lidar sensors and perception software to address the needs of the Level 2+, or L2+, and Level 3, or L3, ADAS markets to be used in automotive safety and autonomous driving applications. Our MEMS-based high-speed lidar sensors, which we call MAVIN™, use our pioneering LBS technology. With our acquisition of Ibeo assets, we estimate our serviceable addressable market for the period 2025 to 2030 to be approximately 90 million long-range lidar sensors and 185 million short-range lidar sensors with a total cumulative potential revenue opportunity of approximately $82 billion. These estimates assume that L2+ functionality requires one long-range and two short-range lidar sensors for each vehicle and L3 functionality requires two long-range and four short-range lidar sensors for each vehicle, and that the average sales price per long-range lidar sensor is $500 and per short-range lidar sensor is $200.

Our solution-based development approach recognizes two key realities of the L2+ and L3 markets: that safety is mission-critical and that OEMs require cost efficiency and integration adaptability. With these factors in mind, we believe that our best-in-class MAVIN lidar sensors support critical safety needs by providing the highest resolution at range and velocity of moving objects with a dynamic field of view while running at 30 hertz, thus enabling ADAS features, such as automatic emergency braking, forward collision warning, and automatic emergency steering, at higher speeds of operation than most competing products. Moreover, we tailor our solution to meet the needs of OEMs, integrating our MEMS-based lidar and edge computing to support Highway Pilot capabilities up to 130km/h, save development cost and time for OEMs with no training required for our sensor-fused output, reduce system cost by requiring fewer and cheaper sensors and reduced processing, and enable seamless integration with an OEM’s existing architecture. Our unique solution for the L2+ and L3 markets, we believe, has the potential to achieve our goal of enabling mission-critical safety systems while solving for OEMs’ cost and integration objectives.

With this customer-centric approach, our go-to-market strategy depends on building partnerships with OEMs and Tier-1 automotive suppliers, as well as with silicon companies to support our solution on their compute platforms. Although we are working to establish direct marketing and co-development relationships with OEMs, we expect that our revenue may also be derived directly from Tier-1 suppliers in the form of licensing revenue.

Our Technology and Competitive Strength

We believe a significant competitive strength for us today is our long history of delivering LBS- and MEMS-based hardware and related firmware and software that meets reliability, predictability, and scalability standards of well-known OEMs and ODMs.

Core to our automotive lidar sensors, custom ASICs and perception software is proprietary technology that we have been developing, refining, productizing and protecting for nearly 30 years. Our patented LBS technology combines a MEMS scanning mirror, laser diode light sources, electronics, and optics that are controlled using our proprietary system control algorithms along with edge computing and machine learning in some systems. The MEMS scanning mirror is a key component of our technology system and is one of our core competencies. Our MEMS scanning mirror is a silicon device that oscillates in a precisely controlled closed loop pattern so that we can place a pixel of light at a precise point. This allows us to generate a projected image pixel-by-pixel for use in lidar sensing and display. Scanning modules with our technology can be designed to operate in one of three different modes: lidar sensing only, display and lidar sensing combined, and display only. We believe that our proprietary technology offers significant advantages over other lidar sensing systems and traditional displays.

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

The MAVIN DR, our dynamic-range automotive lidar sensor is designed to, and we believe can, meet or exceed OEM specifications, performing to 220 meters of range with an output resolution of up to 15.0 million points per second. We believe that our hardware can deliver the highest point cloud density for a single-channel sensor as compared to competitive products. In addition to providing a low-latency, high-resolution point cloud at range, our sensor outputs axial, lateral, and vertical components of velocity of moving objects in the field of view at 30 hertz. This allows our solution to support a detailed understanding of the velocity of moving objects in real time, enabling fast and accurate path planning and maneuvering of the vehicle. Further, our proprietary scan locking feature ensures that our sensor is immune from interference from sunlight and from other lidar sensors.

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

Our Products and Revenue Strategy

Following our recent acquisition, our product suite includes our MEMS-based high-speed automotive lidar sensors, perception software, flash-based automotive lidar sensor, lidar sensors for non-automotive industrial markets, and reference and validation software. We also provide engineering services in connection with these hardware and software products.

Central to our development and commercialization efforts is our MAVIN DR dynamic view lidar system targeted for sale to automotive OEMs and Tier 1 automotive suppliers. MAVIN DR combines short-, medium- and long-range sensing and fields of view into one form factor. Dynamic range is key to enabling ADAS features at highway speeds. At speeds of up to 130 km/h (80 mph), ADAS systems need more time to make decisions and react in order to take proactive action and hence need resolution at range. Our MAVIN DR sensor produces an ultra-high-resolution point cloud showing drivable and non-drivable areas of the road ahead. With its low latency point cloud (30 hertz), the MAVIN product line allows ADAS systems to respond more quickly, make split-second decisions and take action at high speeds.

Our perception software integrated with our automotive lidar hardware, and eventually ported into our digital ASIC, is also targeted for sale to automotive OEMs and Tier 1 automotive suppliers. This perception software, included in our acquisition of assets from Ibeo, has successfully passed through qualification processes with automotive OEMs.

Also included in our acquisition of assets are Ibeo’s sensors for the non-automotive industrial market and for the automotive market. These sensors support a revenue strategy that includes royalty revenues from automotive production, as well as sales in multiple markets including industrial, smart infrastructure, robotics, and commercial vehicles.

Our acquisition allows us to offer a system solution for validating vehicle sensors for ADAS and AV applications. The system includes software that automates the manual data classification or annotation process, significantly reducing the time and resources required by OEMs to validate their ADAS and AV systems. In addition to the auto-annotation software, sales of this validation solution may include our lidar sensors.

Beginning in the third quarter of 2019 and through the end of February 2020, we were selling components to a high-definition display system that we developed for Microsoft under a development agreement. The volume and resulting revenue and gross profit from this business was fairly low. Therefore, in March 2020, we transferred production of the components to the customer. Starting in March 2020 and through 2022, we earned a royalty from the customer for each unit shipped, with amounts applied against the prepayment that we had previously received from the customer until the prepayment is exhausted. The value of the royalty is approximately equal to the amount of gross profit we would have earned if we had continued to produce and ship the components. We believe this arrangement helps us conserve cash, while preserving our ability to experience financial benefits in the event the volume of components increases in the future.

Research and Development

We believe our research and development efforts have earned us a leadership position in the field of lidar sensors, LBS technology and applications as applied to automotive, consumer electronics and other markets. Our ability to attract customers and grow revenue will depend on our ability to maintain our technology leadership, to continually improve performance, reduce costs, and ensure functional safety and flexible design. Our research and development teams as of December 31, 2022 were located in Redmond, Washington and Nuremberg, Germany and were comprised of 90 engineering and technical staff in optics, software engineering, electrical engineering, product engineering, and MEMS design. With the closing of our acquisition on January 31, 2023, our engineering and technical staff increased to approximately 295, adding a team in Hamburg, Germany.

Sales and Marketing

Our sales and marketing approach is account based, business-to-business targeting of OEMs and Tier 1 suppliers. Our business development efforts are headed by executive management and business development representatives and are supported by engineers that assist customers during the design cycles of products. Our business development office for our automotive solution is located in Germany. We engage potential customers directly, participate in trade shows, and maintain a website.

Manufacturing

Although we are not manufacturing products at significant volume at this time, in the past, when we have produced products or components, our products were manufactured by a contract manufacturer based on our proprietary design, process, test, quality, and reliability standards and incorporated our LBS technology and included MEMS and ASICs that were produced to order by semiconductor foundries. Our past manufacturing has not been subject to seasonal variations as our shipments have been relatively small and were in the early stages of product introduction. In the future, depending on our customers’ product mix, we may be affected by seasonal fluctuations which could affect working capital demands. Many of the raw materials used in our components are standard to the consumer electronics industry. Our MEMS, MEMS die, and ASICs have historically been manufactured to our specifications by separate single-source suppliers.

Competitive Conditions

Many companies are attempting to develop lidar sensors and ADAS solutions; the competitive landscape is highly crowded and rapidly evolving. We compete with pureplay lidar developers, some of which have recently completed de-SPAC transactions raising significant capital. Some of these companies have announced partnerships with OEMs, Tier 1 suppliers, and contract manufacturers that, even if nonexclusive, may appear more credible than we do in the marketplace. We also face competition from OEMs and Tier 1 suppliers that have internally developed lidar sensors. All of these OEMs and Tier 1s are significantly larger, more well-resourced, have long operating histories and enjoy relevant brand recognition. Many lidar developers are also building ADAS solutions with which our solution competes. Our competitors may succeed in developing innovative technologies and products that could render our technology or products commercially infeasible or technologically obsolete.

The lidar sensing and consumer display industries have been characterized by rapid and significant technological advances. Our LBS technology system and products may not be competitive with such advances, and we may not have sufficient funds to invest in new technologies, products or processes. Although we believe our technology system and products could deliver higher performance and have other advantages, manufacturers of competing technologies may develop improvements to their technology that could reduce or eliminate the anticipated advantages of our products.

Intellectual Property and Proprietary Rights

We create intellectual property from three sources: internal research and development activities, technology acquisitions, and performance on development contracts. The inventions covered by our patent applications generally relate to systems controls in our LBS technology, component miniaturization, power reduction, feature enhancements, specific implementation of various system components, and design elements to facilitate mass production. Protecting these key-enabling technologies and components is a fundamental aspect of our strategy to penetrate diverse markets with unique products. As such, we intend to continue to develop our portfolio of proprietary and patented technologies at the system, component, and process levels.

We believe our extensive patent portfolio is the largest, broadest, and earliest filed LBS technology portfolio. We currently have over 400 issued patents and pending patents worldwide. With the closing of the Ibeo acquisition on January 31, 2023, we added approximately 330 patents to our portfolio. As our technology develops, we periodically review our patent portfolio and eliminate patents that are deemed of low value. Due to this ongoing portfolio management practice, the number of patents in our portfolio will vary at any given time.

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

We have registered the name “MAVIN™,” “PicoP®” and “MicroVision®” with the United States Patent and Trademark Office.

Our Employees, People Operations and Workplace Safety

As of February 24, 2023, throughout our global offices, we had approximately 350 full-time employees, which included the employees who joined MicroVision in connection with our acquisition of assets from Ibeo. None of our employees are represented by a labor union or works council.

Our principal objectives with respect to our workforce are to attract, retain, motivate, and reward our employees to achieve positive results for our customers and for MicroVision. To achieve these objectives, our employee benefit programs seek to (i) support skill building and prepare our employees for advancement through continuous learning, (ii) reward our employees through compensation awards and resources intended to motivate our employees and promote well-being, and (iii) continuously identify opportunities for development through regular employee input and engagement. We offer competitive compensation and benefits.

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

Protecting the safety, health, and well-being of our employees is also a key priority and we have implemented policies and practices to support this. Throughout the COVID-19 pandemic, we have remained focused on the health and safety of our employees by implementing appropriate safety protocols. We have implemented work-from-home procedures where possible, required the wearing of masks and physical distancing on the job when called for by local guidelines, and increased cleaning procedures and provided cleaning supplies.

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

Continuing Impact of COVID-19 on Our Business

Our business operations continue to be impacted by the COVID-19 pandemic. Government restrictions in the early days of the pandemic caused us to mostly close our offices in early 2020. To support our hardware development efforts, we reopened our offices in July 2021 while maintaining compliance with government mandates and health agency protocols, including masking requirements and encouraging vaccination. Many of our office employees continue to work on hybrid schedules or remotely. We may experience reductions in productivity and disruptions to our business routines while our hybrid work policy remains in place, or if our employees become ill and are unable to work, which could have an adverse effect on the timing of our development and productization activities. We will continue to prioritize the health and safety of our employees as we adapt our workplace policies based on evolving government regulation, health agency advice, and industry best practice.

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

Risk Factors Related to Our Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

•	As of December 31, 2022, we had an accumulated deficit of $682.5 million.

•

We had an accumulated deficit of $572.6 million from inception through December 31, 2019, a net loss of $13.6 million in 2020, a net loss of $43.2 million in 2021, and a net loss of $53.1 million in 2022.

The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered by companies formed to develop and commercialize new technologies. In particular, our operations to date have focused primarily on research and development of our LBS technology system, including products built around that technology such as our automotive lidar sensor, and development of demonstration units. We are unable to accurately estimate future revenues and operating expenses based upon historical performance.

We cannot be certain that we will succeed in obtaining development revenue or commercializing our technology or products. In light of these factors, we expect to continue to incur significant losses and negative cash flow at least through 2023 and likely thereafter. There is significant risk that we will not achieve positive cash flow at any time in the future.

We may require additional capital to fund our operations and to implement our business plan. Raising additional capital may dilute the value of current shareholders’ investment in us.

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

We are currently focused on developing and commercializing our automotive lidar solution. This involves introducing new technology into an emerging market which creates significant uncertainty about our ability to accurately project revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the commercial success of our technology, the rate at which OEMs introduce systems incorporating our products and technology and the market acceptance and competitive position of such systems. Our expenses are expected to increase significantly as a result of the Ibeo acquisition and related headcount increase. If revenues are less than we anticipate, if the mix of revenues and the associated margins vary from anticipated amounts or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components, products and systems, and equipment manufacturers that may require additional investments by us.

Additional capital may not be available to us or, if available, may not be available on terms acceptable to us or on a timely basis. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of our current shareholders’ investment in us. If adequate capital resources are not available on a timely basis, we may consider limiting our operations substantially and we may be unable to continue as a going concern. This limitation of operations could include reducing investments in our research and development projects, staff, operating costs, and capital expenditures which could jeopardize our ability to achieve our business goals or satisfy our customer requirements.

Risks Related to our Financial Statements and Results

Our revenue is generated from one customer and losing that customer would have a negative impact on our revenue.

In 2022, one customer accounted for $664,000 in revenue, representing 100% of our total revenue. No revenue was recognized from this customer during the second half of 2022 as no shipments of our components were reported by the customer during that period. In 2021, the same customer accounted for $2.5 million in revenue, representing 100% of our total revenue. In 2020, the same customer accounted for $3.0 million in revenue, representing 97% of our total revenue. The loss of our current sole customer or the continued reporting of no shipments would negatively affect our revenue.

We have, in the past, identified a material weakness in our internal controls.

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

Our stock price has fluctuated significantly in the past, and may continue to be volatile in the future. Over the 52-week period ending February 24, 2023, our common stock has traded at a low of $2.11 and a high of $5.96. We may continue to experience sustained depression or substantial volatility in our stock price in the foreseeable future unrelated to our operating performance or prospects. For the fiscal year ended December 31, 2022, we incurred a loss per share of $(0.32).

As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

•	investor reaction to our business strategy;

•	the success of competitive products or technologies;

•	strategic developments;

•	the timing and results of our development and commercialization efforts with respect to our lidar sensors and ADAS solutions;

•	changes in regulatory or industry standards applicable to our technologies;

•	variations in our or our competitors’ financial and operating results;

•	developments concerning our collaborations or partners;

•	developments or disputes with any third parties that supply, manufacture, sell or market any of our products;

•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technology;

•	actual or perceived defects in any of our products, if commercialized, and any related product liability claims;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	declines in the market prices of stocks generally;

•	trading volume of our common stock;

•	sales of our common stock by us or our stockholders;

•	general economic, industry and market conditions; and

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

Our common stock is listed on The Nasdaq Global Market. To maintain our listing on this market, we must meet Nasdaq’s listing maintenance standards. If we are unable to continue to meet Nasdaq’s listing maintenance standards for any reason, our common stock could be delisted from The Nasdaq Global Market. If our common stock were delisted, we may seek to list our common stock on The Nasdaq Capital Market, the NYSE American or on a regional stock exchange or, if one or more broker-dealer market makers comply with applicable requirements, the over-the-counter (OTC) market. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were to trade in the OTC market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock.

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

On February 24, 2023, the closing price of our common stock was $2.51 per share.

Our lack of financial resources relative to our competitors may limit our revenues, potential profits, overall market share or value.

Our products and solutions compete with other pureplay lidar developers, many of which have recently gone public through de-SPAC transactions and therefore have substantially greater financial resources than we have. Because of their greater resources, our competitors may develop or commercialize products more quickly than us and have access to more entrenched sales channels. This imbalance in financial resources and access could result for us in reduced revenues, lower margins or loss of market share, any of which could reduce the value of our business. Additionally, for a variety of reasons, customers may choose to purchase from suppliers that have substantially greater financial or other resources than we have.

Risks Related to Our Operations

Difficulty in qualifying a contract manufacturer, Tier 1 partner, or foundry for our products, or experiencing changes in our supply chain, could cause delays that may result in lost future revenues and damaged customer relationships.

Historically, we have relied on single or limited-source suppliers to manufacture our products. Establishing a relationship with a contract manufacturer, automotive Tier 1 partner, or foundry is a time-consuming process, as our unique technology may require significant manufacturing process adaptation to achieve full manufacturing capacity. To the extent that we are not able to establish a relationship with a contract manufacturer, Tier 1 partner, or foundry in a timely manner or at prices or on other terms that are acceptable to us, we may be unable to meet contract or production milestones. Moreover, changes in our supply chain could result in increased cost and delay and subject us to risks and uncertainties regarding, but not limited to, product warranty, product liability and quality control standards. The loss of any single or limited-source supplier, the failure of any of these suppliers to perform as expected or the disruption in the supply chain of components from these suppliers could cause significant delays in product deliveries, which could result in lost future revenues and damaged customer relationships.

Historically, we have been dependent on third parties to develop, manufacture, sell and market products incorporating our technology.

Our business strategy for commercializing our technology in products has historically included entering into development, manufacturing, licensing, sales and marketing arrangements with OEMs, ODMs and other third parties. These arrangements reduce our level of control over production and distribution and may subject us to risks and uncertainties regarding, but not limited to, product warranty, product liability and quality control standards.

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

In addition, we could encounter significant delays in introducing our products and technology or find that the development, manufacture or sale of products incorporating our technology would not be feasible. To the extent that we enter into development, manufacturing, licensing, sales and marketing or other arrangements, our revenues will depend upon the performance of third parties. We cannot be certain that any such arrangements will be successful.

We could face lawsuits related to our use of LBS technology or other technologies, which would be costly, and any adverse outcome could limit our ability to commercialize our technology or products.

We are aware of several patents held by third parties that relate to certain aspects of light scanning displays, 3D sensing products, and other technologies that are core to our sensor hardware. These patents could be used as a basis to challenge the validity, limit the scope or limit our ability to obtain additional or broader patent rights of our patents. A successful challenge to the validity of our patents could limit our ability to commercialize our technology or products incorporating our LBS technology and, consequently, materially reduce our ability to generate revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us with respect to current and future technology. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications could eventually be issued with claims that could be infringed by our products or our technology.

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

Our potential customers, automotive OEMs in particular, are large, multinational companies with substantial negotiating power relative to us and, in some instances, may have internal solutions that are competitive to our products. These large, multinational companies also have significant resources, which may allow them to acquire or develop competitive technologies either independently or in partnership with others. Accordingly, even after investing significant resources to develop a product, we may not secure a series production award or, even after securing a series production award, may not be able to commercialize a product on profitable terms. If our products are not selected by these large companies or if these companies develop or acquire competitive technology or negotiate terms that are disadvantageous to us, it will have an adverse effect on our business prospects.

Our technology and products may be subject to environmental, health and safety regulations that could increase our development and production costs.

Our technology and products could become subject to environmental, health and safety regulations or amendments that could negatively impact our ability to commercialize our technology and products. Compliance with any such current or new regulations would likely increase the cost to develop and commercialize products, and violations may result in fines, penalties or suspension of production. If we become subject to any environmental, health, or safety laws or regulations that require us to cease or significantly change our operations to comply, our business, financial condition and operating results could be adversely affected.

Our operating results may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets we address.

In the recent past and currently, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. Any continuation or worsening of the current global economic and financial conditions could materially adversely affect: (i) our ability to raise, or the cost of, needed capital, (ii) demand for our current and future products, and (iii) our ability to commercialize products. Additionally, the outbreaks of wars or infectious diseases, as recently experienced, may cause an unexpected downturn in economic conditions. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, regionally or in the automotive or technology industries.

Because we have recently expanded and may continue expanding our international operations and using foreign suppliers, our operating results could be harmed by economic, political, regulatory and other factors in foreign countries.

During 2021, we established an office in Germany and on January 31, 2023 we completed our acquisition of Ibeo assets, with the result that we now have more employees and operations in Germany than in the U.S. In addition, we currently use foreign suppliers and plan to continue to do so to manufacture current and future components and products, where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including, but not limited to:

•	Political and economic instability, international terrorism and the outbreak of war, such as Russia’s invasion and continuing war against Ukraine;

•	High levels of inflation, as has historically been the case in a number of countries in Asia;

•	Burdens and costs of compliance with a variety of foreign laws, regulations and sanctions;

•	Foreign taxes and duties;

•	Changes in tariff rates or other trade, tax or monetary policies;

•	Changes or volatility in currency exchange rates and interest rates;

•	Global or regional health crises, such as COVID-19 or other epidemics; and

•	Disruptions in global supply chains.

We have recently and may in the future make acquisitions. If we fail to successfully select, execute or integrate our acquisitions, then our business, results of operations and financial condition could be materially adversely affected.

On December 1, 2022, we entered into an Asset Purchase Agreement to acquire certain assets from Ibeo Automotive Systems GmbH. We expended significant management time and effort, as well as capital, identifying, evaluating, negotiating, and executing this transaction and, since the closing of the acquisition on January 31, 2023, we have invested additional time and capital working to integrate our new Hamburg- and Detroit-based teams and operations. We cannot guarantee that these integration efforts will be successful, that the goals of the acquisition will be realized, or that the increase to our operating expenses or cash requirements will be manageable.

In the future, we may again undertake acquisitions to add new products and technologies, acquire talent, gain new sales channels or enter into new markets or sales territories. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets, businesses, key personnel, customers, vendors and suppliers require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

Before our acquisition of assets from Ibeo, we had no experience with acquisitions or the integration of acquired technology and personnel. Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect our business, financial condition and results of operations and could cause our stock price to decline.

Our suppliers’ facilities could be damaged or disrupted by a natural disaster or labor strike, either of which would materially affect our financial position, results of operations and cash flows.

A major catastrophe, such as an earthquake, monsoon, flood, infectious disease including the COVID-19 virus, or other natural disaster, labor strike, or work stoppage at our suppliers’ facilities or our customers, could result in a prolonged interruption of our business. A disruption resulting from any one of these events could cause significant delays in product shipments and the loss of sales and customers, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

If we are unable to obtain effective intellectual property protection for our products, processes and technology, we may be unable to compete with other companies.

Intellectual property protection for our products, processes and technology is important and uncertain. If we do not obtain effective intellectual property protection for our products, processes and technology, we may be subject to increased competition. Our commercial success will depend, in part, on our ability to maintain the proprietary nature of our key technologies by securing valid and enforceable patents and effectively maintaining unpatented technology as trade secrets.

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

We could be subject to product liability claims if any of the product applications are alleged to be defective or cause harmful effects. For example, because some of the scanning modules incorporating our LBS technology could scan a low power beam of colored light into the user’s eye, the testing, manufacture, marketing and sale of these products involve an inherent risk that product liability claims will be asserted against us.

Additionally, any misuse of our technology or products incorporating our technology by end users or third parties that obtain access to our technology, could result in negative publicity and could harm our brand and reputation. Product liability claims or other claims related to our products or our technology, regardless of their outcome, could require us to spend significant time and money in litigation, divert management time and attention, require us to pay significant damages, harm our reputation or hinder acceptance of our products. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products and technology.

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

Our success depends on our executive officers and other key personnel and on the ability to attract and retain qualified new personnel. Achievement of our business objectives will require substantial additional expertise in the areas of sales and marketing, research and product development and manufacturing. Competition for qualified personnel in these fields is intense, and the inability to attract and retain additional highly skilled personnel, or the loss of key personnel, could hinder our ability to compete effectively in the automotive or technology markets and adversely affect our business strategy execution and results of operations.

COVID-19 has had an adverse effect on our business, and the continuing COVID-19 effects on our financial position and business prospects are uncertain.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the United States and the world. We are unable to fully assess or accurately predict the impact that COVID-19 has had and may continue to have on our operations due to numerous uncertainties.

The adverse impacts of the pandemic on our business thus far and on our future financial performance include, but are not limited to:

•	difficulties in our ability to raise capital,

•	delays to our technology development plans and timelines,

•	significant declines or delays in revenue or development efforts due to supply chain disruptions,

•	obstacles or delays in meeting with potential customers and partners or entering into agreements with them, and

•	challenges to our operating effectiveness resulting from employees working remotely or hybrid, or being ill and unable to work.

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

In July 2017, we entered into a 65-month facility lease amendment on 31,142 square feet of combined-use office, laboratory and manufacturing space at our headquarters facility in Redmond, Washington.

In September 2021, we entered into a lease on approximately 16,681 square feet of space located in Redmond, Washington that we use primarily for general office space, lab space and product testing. The lease provides for an initial term of 128 months that commenced November 1, 2021.

In September 2021, we entered into a second lease on approximately 36,062 square feet of space located in Redmond, Washington that we will use primarily for general office space. The lease provides for an initial term of 120 months and commenced on December 1, 2022.

In connection with the effectiveness of the second lease entered into in September 2021, we amended our current office lease and will have access until January 31, 2023 to coincide with our move into the new 36,062 square feet of space.

In April 2022, we entered into a lease on approximately 3,533 square feet of space located in Nuremberg, Germany that we use primarily for general office space for business development activities. The lease provides for a term of 60 months that commenced May 1, 2022.

In September 2022, we entered into a lease on approximately 3,810 square feet of space located in Nuremberg, Germany that we use primarily for lab space and engineering activities. The lease provides for a term of 60 months that commenced November 15, 2022.

In connection with our January 2023 acquisition of assets from Ibeo, we assumed three leases in Hamburg, Germany covering approximately 45,208 square feet of office space, garages to house test and demonstration vehicles, space for IT network equipment, and long-range laser testing space.

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

Sumit Sharma, age 49, was appointed Chief Executive Officer in February 2020 and served as Chief Operating Officer from June 2018 to February 2020, after serving as Vice President of Product Engineering and Operations since February 2017 and Vice President and Senior Director of Operations since September 2015. Prior to MicroVision, from April 2015 to September 2015, he was a Product Development and Operations consultant at BlueMadison Consulting. From November 2013 to March 2015, he was the Senior Director, Advanced Manufacturing Operations and Technology Development at Jawbone. From March 2011 to October 2013, he was the Head of Manufacturing Operations for project GLASS at Google. Mr. Sharma has extensive experience in optics, wearable technology, product development and qualification for automotive industry. Mr. Sharma also has deep experience in global operations and developing strategic partnerships. A patent holder, Mr. Sharma received his baccalaureate degree in engineering from New Jersey Institute of Technology.

Anubhav Verma, age 37, joined MicroVision in November 2021 as Chief Financial Officer. Prior to MicroVision, from October 2016 to November 2021, he led several growth initiatives including M&A and Capital Market transactions as Senior Vice President Finance of Exela Technologies. From November 2013 to October 2016, he was an Investment Professional of HandsOn Global Management driving end-to-end M&A deals including post-merger integration along with several rounds of capital market financings. From July 2009 to October 2013, he advised several Fortune 500 companies as an Investment Banker at Credit Suisse in their New York and Mumbai offices. Mr. Verma has extensive experience in Mergers and Acquisitions (M&A), Capital Markets and Strategic Finance roles for publicly listed and privately held companies. Mr. Verma received a Bachelor of Technology degree in engineering and a Masters of Technology degree in engineering from the Indian Institute of Technology, Bombay.

Drew Markham, age 55, joined MicroVision in June 2021 as Vice President, General Counsel and Secretary. Before joining MicroVision, from January 2017 through June 2021, Ms. Markham was President at Avisé, a social purpose corporation, where she was a legal consultant to publicly traded technology companies. From January 2013 to December 2016, she was Vice President, Deputy General Counsel & Assistant Secretary at RealNetworks, Inc. From June 1999 to December 2012, she was an attorney with Wilson Sonsini Goodrich & Rosati. Ms. Markham received her Juris Doctor degree from the University of Washington School of Law and her Bachelor of Science degree in Accounting from the University of Florida.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

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

As of February 24, 2023, there were approximately 128 holders of record of 175,818,617 shares of common stock outstanding. As many of our shares of common stock are held by brokerages and institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Stock Performance Graph

This performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from 2017 through 2022 of the cumulative total return for our common stock, the Russell 2000 Index, the NASDAQ Electrical Components Index and the Dow Jones US Electronic and Electrical Equipment Index. The NASDAQ Electrical Components Index has been discontinued. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included in Part II, Item 8 of this Form 10-K. The following discussion focuses on the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. Similar discussion of the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

Currently, our development efforts are primarily focused on automotive lidar sensors and perception software for ADAS applications. Our integrated solution will combine our MEMS-based lidar sensor, custom ASICs, and software targeted for sale to automotive OEMs and Tier 1 automotive suppliers. We are forecasting small quantities of sales in 2023, but we do not expect to achieve significant, sustained revenue from our ADAS solution in the near term.

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

We have incurred substantial losses since inception and expect to incur a significant loss during the fiscal year ending December 31, 2023. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. There can be no assurance that additional capital will be available or that, if available, it will be available on terms acceptable to us on a timely basis. We cannot be certain that we will succeed in commercializing our technology or products.

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

Results of Operations

YEAR ENDED DECEMBER 31, 2022 COMPARED TO YEAR ENDED DECEMBER 31, 2021.

License and royalty revenue

	2022	% of total revenue	2021	% of total revenue	$ change	% change
(In thousands)
License and royalty revenue	$664	100.0	$2,500	100.0	$(1,836)	(73.4)

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

As described above, in March 2020, our customer took over production of components that we had been producing for them. As a result, beginning in March 2020, we earn a royalty on each component shipped that is approximately equal to the gross profit we would have earned if we had continued to produce and ship the components. The decrease in license and royalty revenue for year ended December 31, 2022 compared to the same period in 2021 was due to a lower number of royalty-bearing products being communicated to us as distributed by our customer. As we recognize this revenue, we record a corresponding reduction in the $10.0 million prepayment that we received from this customer in 2017; accordingly, no cash will be received for this royalty revenue unless and until the prepayment is exhausted.

Cost of product revenue

		% of		% of
		product		product
	2022	revenue	2021	revenue	$ change	% change
(In thousands)
Cost of product revenue	$100	n/a	$2	n/a	$98	4,900.0

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

Cost of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of manufacturing overhead expense and the volume of direct material purchased. Cost of product revenue was higher during the twelve months ended December 31, 2022 compared to the same period in 2021 due to inventory write-downs for obsolete materials.

Research and development expense

	2022	2021	$ change	% change
(In thousands)
Research and development expense	$30,413	$24,111	$6,302	26.1

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

The increase in research and development expense during the year ended December 31, 2022 was primarily due to higher personnel costs as a result of increased headcount of $3.9 million, higher facilities expenses of $1.1 million higher non-cash compensation expense of $808,000 and higher purchased labor of $542,000 compared to the prior year.

Sales, marketing, general and administrative expense

	2022	2021	$ change	% change
(In thousands)
Sales, marketing, general and administrative expense	$24,041	$22,256	$1,785	8.0

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense during the year ended December 31, 2022 was primarily attributed to increased salary and benefits expenses as a result of increased headcount of approximately $1.5 million, higher professional services of $1.0 million and increased business insurance of $1.0 million compared to the prior year, offset by lower consulting expenses of $1.4 million and lower non-cash compensation of $631,000.

Income taxes

No provision for income taxes has been recorded because we have experienced net losses from inception through December 31, 2022. At December 31, 2022, we had net operating loss carryforwards of approximately $440.3 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $9.6 million. During 2022, $22.0 million federal net operating losses expired unused. A majority of the net operating loss carryforwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2023 to 2042, if not previously used.

In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our shareholders during any three-year period would result in a limitation on our ability to use a portion of our net operating loss carryforwards.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. We did not have any unrecognized tax benefits at December 31, 2022 or at December 31, 2021.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At December 31, 2022, we had $20.5 million in cash and cash equivalents and $62.2 million in investment securities.

Between the effectiveness of the Asset Purchase Agreement, December 1, 2022, and the closing of the acquisition, January 31, 2023, we advanced operating funds to Ibeo totaling approximately EUR 6.6 million or approximately $7.1 million to support its ongoing operations while in insolvency. These funds included costs incurred by Ibeo to reduce its headcount so that only approximately 250 employees would transfer to MicroVision upon closing of the acquisition. The costs related to the headcount reductions will be reimbursed to MicroVision by way of deduction from the purchase price per the Asset Purchase Agreement. In addition, at closing, MicroVision paid EUR 7.0 million or approximately $7.6 million to Ibeo and EUR 3.0 million or $3.3 million to an escrow account to be available to cover properly established claims by MicroVision. We expect to make the remaining final payment during the second quarter of 2023.

As of January 31, 2023, we had $18.5 million in cash and cash equivalents and $59.2 million in investment securities after making the payments to Ibeo as described above, but excluding the expected impact of the noted final payment that we expect to make in the second quarter. Based on our current operating plan for 2023 and beyond, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.

Operating activities

Cash used in operating activities totaled $38.0 million during 2022, compared to $29.4 million in 2021. Cash used in operating activities resulted primarily from cash used to fund our net loss, after adjusting for non-cash charges such as share-based compensation, depreciation and amortization charges and changes in operating assets and liabilities. The changes in cash used in operating activities were primarily attributed to increased operating expenses to support the development of our lidar sensor and software solution.

Investing activities

Cash used in investing activities totaled $38.1 million in 2022, compared to cash provided by investing activities of $35.3 million in 2021. During the year ended December 31, 2022, we purchased short-term investment securities totaling $90.2 million and sold short-term investment securities totaling $60.6 million. During the year ended December 31, 2021, we purchased short-term investment securities totaling $32.8 million. In 2022, operating funds advances to Ibeo during the pre-closing period totaling $4.1 million were included in cash used in investing activities. Purchases of property and equipment during the twelve months ended December 31, 2022 and 2021 were $4.4 million and $2.5 million, respectively. The increase in 2022 was primarily due to one-time $2.2 million investment in tenant improvements for build-out construction for our new HQ office and lab space in Redmond, WA. We expect to recover this investment through the contractual incentive payment agreed to be paid by the new incoming tenant for timely exiting our old headquarters in Redmond, WA.

Financing activities

Cash provided by financing activities totaled $14.3 million in 2022, compared to $131.2 million in 2021. During the year ended December 31, 2022, we made principal payments under long-term debt totaling $392,000 related to the loan under the Paycheck Protection Program of the 2020 CARES Act (PPP) administered by the Small Business Administration compared to $488,000 in the prior year. Proceeds received from stock option exercises totaled $726,000 during 2022 compared to $2.7 million during 2021. Principal payments under finance leases were $26,000 in 2022 and $28,000 in 2021.

The following is a list of our financing activities during 2022 and 2021.

•

In June 2021, we entered into a $140.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $140.0 million through Craig-Hallum. As of December 31, 2021, we had issued 4.0 million shares of our common stock for net proceeds of $67.8 million under this ATM agreement. In 2022, we issued 4.3 million shares of our common stock for net proceeds of $14.0 million under this ATM agreement. In January 2023, we issued 5.0 million shares of our common stock for net proceeds of $12.5 million under the agreement. As of February 28, 2023, we have approximately $43.5 million available under this ATM agreement.

•

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

•

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

Our capital requirements will depend on many factors, including, but not limited to, the rate at which OEMs and other potential customers introduce products incorporating our technology and the market acceptance and competitive position of such products. Our ability to raise capital will depend on numerous factors, including the following:

•	Perceptions of our ability to continue as a going concern;

•	Market acceptance of products incorporating our technology;

•	Changes in evaluations and recommendations by any securities analysts following our stock or our industry generally;

•	Announcements by other companies in our industry;

•	Changes in business or regulatory conditions;

•	Announcements or implementation by our competitors of technological innovations or new products;

•	The status of particular development programs and the timing of performance under specific development agreements;

•	Economic and stock market conditions;

•	The cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	Our ability to establish cooperative development or licensing arrangements; or

•	Other factors unrelated to our company or industry.

If we are successful in establishing OEM co-development arrangements, we may receive full or partial funding for certain non-recurring engineering costs for technology development and/or product development. Nevertheless, we expect our capital requirements to remain high as we expand our activities and operations with the objective of commercializing our technology.

Contractual obligations

The following table lists our contractual obligations as of December 31, 2022 (in thousands):

	Payments Due By Period
Contractual Obligations	< 1 year	1-3 years	3-5 years	> 5 years	Total
Open purchase obligations *	$2,068	$49	$—	$—	$2,117
Minimum payments under finance leases	21	—	—	—	21
Minimum payments under operating leases+	1,903	3,843	3,980	9,663	19,389

	$3,992	$3,892	$3,980	$9,663	$21,527

*	Open purchase obligations represent commitments to purchase materials, capital equipment, maintenance agreements and other goods used in the normal operation of our business.

Recent accounting pronouncements

See Note 2, “Summary of significant accounting policies,” in the Notes to the consolidated financial statements found in Part II, Item 8 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of December 31, 2022, all of our cash and cash equivalents have variable interest rates; however, we believe our exposure to market and interest rate risks is not material. Due to the generally short-term maturities of our investment securities, we believe that the market risk arising from our holdings of these financial instruments is not significant. We do not believe that inflation has had a material effect on our business, financial condition or results of operations; however, we do anticipate our labor costs to increase as a result of inflationary pressures.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity, and return. As of December 31, 2022, our cash and cash equivalents are comprised of short-term highly rated (A rated securities and above) money market savings accounts and our short-term investments are comprised of highly rated corporate and government debt securities (A rated securities and above). The values of cash and cash equivalents and investment securities, available-for-sale as of December 31, 2022, are as follows (in thousands):

	Amount	Percent
Cash and cash equivalents	$20,536	24.8%
Less than one year	62,173	75.2

	$82,709	100.0%

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

2
5

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
MicroVision, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MicroVision, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ Moss Adams LLP

Seattle, Washington
March 1, 2023
We have served as the Company’s auditor since 2012.

MicroVision, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31,
Assets	2022	2021
Current assets
Cash and cash equivalents	$20,536	$82,647
Investment securities, available-for-sale	62,173	32,720
Inventory	1,861	1,780
Advance to Ibeo	4,132	—
Other current assets	2,306	2,283

Total current assets	91,008	119,430
Property and equipment, net	6,830	3,026
Operating lease right-of-use asset	14,579	5,577
Restricted cash	1,418	1,092
Intangible assets, net	75	115
Other assets	1,086	985

Total assets	$114,996	$130,225

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$2,061	$3,584
Accrued liabilities	2,058	1,170
Contract liabilities	4,601	5,265
Other current liabilities	839	1,181
Current portion of long-term debt	—	392
Current portion of operating lease liability	1,846	849
Current portion of finance lease obligations	21	21

Total current liabilities	11,426	12,462
Operating lease liability, net of current portion	13,829	4,983
Finance lease obligations, net of current portion	—	26

Total liabilities	25,255	17,471

Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred stock, par value $0.001; 25,000 shares authorized; zero and zero shares issued and outstanding, respectively	—	—
Common stock, par value $0.001; 210,000 shares authorized; 170,503 and 164,363 shares issued and outstanding at December 31, 2022 and 2021, respectively	171	164
Additional paid-in capital	772,221	742,042
Accumulated other comprehensive loss	(127)	(19)
Accumulated deficit	(682,524)	(629,433)

Total shareholders’ equity	89,741	112,754

Total liabilities and shareholders’ equity	$114,996	$130,225

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Product revenue	$—	$—	$1,347
License and royalty revenue	664	2,500	1,718
Contract revenue	—	—	25

Total revenue	664	2,500	3,090

Cost of product revenue	100	2	1,394
Cost of contract revenue	—	—	4

Total cost of revenue	100	2	1,398

Gross profit	564	2,498	1,692

Research and development expense	30,413	24,111	9,840
Sales, marketing, general and administrative expense	24,041	22,256	5,917
Gain on disposal of fixed assets	—	—	(450)

Total operating expenses	54,454	46,367	15,307

Loss from operations	(53,890)	(43,869)	(13,615)
Gain on debt extinguishment	—	692	—
Other income (expense), net	799	(23)	(19)

Net loss	$(53,091)	$(43,200)	$(13,634)

Net loss per share - basic and diluted	$(0.32)	$(0.27)	$(0.10)

Weighted-average shares outstanding - basic and diluted	165,958	160,662	139,829

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(53,091)	$(43,200)	$(13,634)
Other comprehensive loss
Unrealized loss on investment securities, available-for-sale	(108)	(19)	—

Comprehensive loss	$(53,199)	$(43,219)	$(13,634)

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Shareholders’ Equity (Deficit)
(In thousands)

			Additional		Accumulated		Total
	Common Stock		paid-in	Subscriptions	other	Accumulated	shareholders’
	Shares	Par value	capital	receivable	comprehensive loss	deficit	equity (deficit)
Balance at December 31, 2019	125,803	126	568,496	—	—	(572,599)	(3,977)
Share-based compensation expense	201	—	1,252	—	—	—	1,252
Exercise of options	693	1	999	—	—	—	1,000
Sales of common stock, net of issuance costs	26,229	26	30,477	(6,135)	—	—	24,368
Net loss	—	—	—	—	—	(13,634)	(13,634)

Balance at December 31, 2020	152,926	153	601,224	(6,135)	—	(586,233)	9,009
Share-based compensation expense	2,365	2	15,282	—	—	—	15,284
Exercise of options	1,518	2	2,652	—	—	—	2,654
Sales of common stock, net of issuance costs	7,554	7	122,884	6,135	—	—	129,026
Net loss	—	—	—	—	—	(43,200)	(43,200)
Other comprehensive loss	—	—	—	—	(19)	—	(19)

Balance at December 31, 2021	164,363	$164	$742,042	$—	(19)	$(629,433)	$112,754
Share-based compensation expense	1,294	1	15,460	—	—	—	15,461
Exercise of options	525	1	725	—	—	—	726
Sales of common stock, net of issuance costs	4,321	5	13,994		—	—	13,999
Net loss	—	—	—	—	—	(53,091)	(53,091)
Other comprehensive loss	—	—	—	—	(108)	—	(108)

Balance at December 31, 2022	170,503	$171	$772,221	$—	(127)	$(682,524)	$89,741

The accompanying notes are an integral part of these consolidated financial statements.

3
0

MicroVision, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(53,091)	$(43,200)	$(13,634)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,246	1,464	963
Impairment of property and equipment	64	882	—
Gain on disposal of property and equipment	—	—	(450)
Share-based compensation expense	15,461	15,284	1,297
Non-cash interest (income) expense	—	(10)	11
Inventory write-downs	87	48	168
Net accretion of premium on short-term investments	21	86	—
Gain on debt extinguishment	—	(692)	—
Change in:
Accounts receivable	—	—	1,079
Inventory	(168)	(1,828)	24
Other current and non-current assets	(217)	(2,552)	154
Accounts payable	(1,737)	2,520	(1,387)
Accrued liabilities	888	675	(1,550)
Deferred revenue	—	—	(21)
Contract liabilities and other current liabilities	(293)	(1,319)	(2,073)
Operating lease liabilities	(1,280)	(762)	(656)

Net cash used in operating activities	(38,019)	(29,404)	(16,075)

Cash flows from investing activities
Sales of investment securities	60,576	—	—
Purchases of investment securities	(90,158)	(32,825)	—
Advance to IBEO	(4,132)	—	—
Proceeds on sale of property and equipment	—	—	525
Purchases of property and equipment	(4,359)	(2,493)	(402)

Net cash provided by (used in) investing activities	(38,073)	(35,318)	123

Cash flows from financing activities
Principal payments under finance leases	(26)	(28)	(29)
Proceeds from long-term debt	—	—	1,571
Principal payments under long-term debt	(392)	(488)	—
Payments received on subscriptions receivable	—	6,135	—
Proceeds from stock option exercises	726	2,654	1,000
Net proceeds from issuance of common stock	13,999	122,891	24,435

Net cash provided by financing activities	14,307	131,164	26,977

Change in cash, cash equivalents, and restricted cash	(61,785)	66,442	11,025
Cash, cash equivalents, and restricted cash at beginning of period	83,739	17,297	6,272

Cash, cash equivalents, and restricted cash at end of period	$21,954	$83,739	$17,297

Supplemental schedule of non-cash investing and financing activities
Issuance of common stock for subscriptions receivable	$—	$—	$6,135

Property and equipment acquired under finance leases	$—	$—	$70

Lease liabilities from obtaining right-of-use operating asset	$10,184	$5,097	$—

Non-cash additions to property and equipment	$764	$550	$116

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Cash and cash equivalents	$20,536	$82,647	$16,862
Restricted cash	1,418	1,092	435

Cash, cash equivalents and restricted cash	$21,954	$83,739	$17,297

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Notes to Consolidated Financial Statements
For the year ended December 31, 2022
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
Between the effectiveness of the Asset Purchase Agreement, December 1, 2022, and the closing of the acquisition, January 31, 2023, we advanced operating funds to Ibeo totaling approximately EUR 6.6 million or approximately $7.1 million to support its ongoing operations while in insolvency, of which $4.1 million was advanced prior to December 31, 2022 and the remaining amount was advanced during January 2023. These funds included costs incurred by Ibeo to reduce its headcount so that only approximately 250 employees would transfer to MicroVision upon the closing of the acquisition. The costs related to the headcount reductions will be reimbursed to MicroVision by way of deduction from the purchase price per the Asset Purchase Agreement. In addition, at closing, MicroVision paid
EUR 7.0 million or approximately $7.6 million to Ibeo and EUR 3.0 million or approximately $3.3 million to an escrow account to be available to cover properly established claims by MicroVision. We expect to make the remaining final payment of the purchase price, net of deductions, during the second quarter of 2023.
As of January 31, 2023, we had $18.5 million in cash and cash equivalents and $59.2 million in investment securities after making the payments to Ibeo as described above, but excluding the expected impact of the noted final payment that we expect to make in the second quarter. Based on our current operating plan for 2023 and beyond, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.
2
.
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

3
2

Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, accounts payable and accrued liabilities. The carrying value of our financial instruments approximates fair value due to their short maturities. Our cash equivalents are comprised of short-term highly rated (A rated securities and above) money market savings accounts.
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
Inventory
Inventory consists of raw materials, work in process and finished goods assemblies. Inventory is computed using the first-in, first-out (FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required. Inventory that will not be consumed through the normal course of business during the next twelve months is classified as “other assets” on the balance sheet.
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
Restricted cash
As of December 31, 2022 and 2021, restricted cash was in money market savings accounts and serves as collateral for irrevocable letters of credit related to our facility lease agreements. The restricted cash balance at December 31, 2022 includes $657,000 related to a letter of credit that was issued in connection with a lease agreement entered into in September 2021 for our company headquarters in Redmond, Washington. The new lease commenced on December 1, 2022, and the required balance of the letter credit periodically decreases over the term of the
120-month
lease. The restricted cash balance also includes $305,000 related to a letter of credit that was issued in connection with a lease agreement entered into in September 2021 for our general office and lab space in Redmond, Washington, and the required balance of the letter of credit periodically decreases over the term of the
120-month
lease. The restricted cash balance also includes $457,000 related to a letter of credit which is outstanding in connection with a lease agreement for our former corporate headquarters building. The balance is required over the term of the lease, which was amended to provide us access until January 31, 2023.
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

3
3

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

3
4

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
Cost of contract revenue
Cost of contract revenue includes both the direct and allocated indirect costs of performing on contracts and producing prototype units and evaluation kits based on our PicoP
®
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
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of December 31, 2022, our cash and cash equivalents are comprised of short-term highly rated (A rated securities and above) money market savings accounts.
Concentration of major customers and suppliers
In 2022 one customer, Microsoft Corporation, accounted for $664,000 in revenue, representing 100% of our total revenue. In 2021, the same customer accounted for $2.5 million in revenue, representing 100% of our total revenue. In 2020, the same customer accounted for $3.0 million in revenue, representing 97% of our total revenue.

3
5

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
The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Year Ended December 31,
Numerator:	2022	2021	2020
Net loss available for common shareholders	$(53,091)	$(43,200)	$(13,634)

Denominator:
Weighted-average common shares outstanding	165,958	160,662	139,829

Net loss per share - basic and diluted	$(0.32)	$(0.27)	$(0.10)

During each of the years ended December 31, 2022, 2021 and 2020, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive. The shares shown represent the number of shares of common stock which would be issued upon conversion in the respective years shown below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Options outstanding	945	1,533	3,281
Nonvested restricted stock units	8,866	2,625	1,982

	9,811	4,158	5,263

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
The following table summarizes the amount of share-based compensation expense by line item on the Statement of Operations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development expense	6,933	6,125	699
Sales, marketing, general and administrative expense	8,528	9,159	598

	$15,461	$15,284	$1,297

Reclassifications
Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net loss, shareholders’ equity or cash flows, as previously reported.
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

Disaggregation of revenue
The following table provides information about disaggregated revenue by timing of revenue recognition, (in thousands):

	Year Ended December 31, 2022
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$—	$664	$—	$664
Product and services transferred over time	—	—	—	—

Total	$—	$664	$—	$664

	Year Ended December 31, 2021
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$—	$2,500	$—	$2,500
Product and services transferred over time	—	—	—	—

Total	$—	$2,500	$—	$2,500

	Year Ended December 31, 2020
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$1,347	$1,718	$4	$3,069
Product and services transferred over time	—	—	21	21

Total	$1,347	$1,718	$25	$3,090

Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands):

	December 31,
	2022	2021	2020
Accounts receivable, net	$—	$—	$—
Accrued liabilities	—	—	—
Deferred revenue	—	—	—
Contract liabilities	4,601	5,265	7,765
Under Topic 606, our rights to consideration are presented separately depending on whether those rights are conditional or unconditional. We present our unconditional rights to consideration as “accounts receivable” in our Balance Sheet.
Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

3
8

	December 31,	December 31,
	2022	2021	$Change	% Change
Contract assets	$—	$—	$—	—
Contract liabilities	(4,601)	(5,265)	664	12.6

Net contract assets (liabilities)	$(4,601)	$(5,265)	$664	12.6

In April 2017, we signed a contract with Microsoft Corporation to develop an LBS display system. Under the agreement, we received an upfront payment of $10.0 million. As of December 31, 2022, we had applied $5.4 million against the contract liability. During the year ended December 31, 2022, we applied $664,000 against the contract liability with this customer.
Contract acquisition costs
We are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. We currently do not pay any commissions upon the signing of a contract; therefore, no commission cost has been incurred as of December 31, 2022.
Transaction price allocated to the remaining performance obligations
The $10.0 million upfront payment received from our customer as noted above was being recognized as revenue as component sales were transferred to the customer. Under the new arrangement reached in March 2020, the royalties we expect to earn will be applied against the remaining prepayment. Because we do not have information on projected future shipments by our customer, we are not able to estimate the timing of revenue recognition related to the remaining performance obligations. The $4.6 million contract liability is classified as a current liability on our balance sheet. It is likely that recognition of revenue may extend beyond the next twelve months.
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
Level 1 – Quoted prices in active markets for identical assets and liabilities at the measurement date that the reporting entity has the ability to access.
Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3 – Unobservable inputs for which there is little or no market data, which requires us to develop our own assumptions, which are significant to the measurement of the fair values.
The valuation inputs hierarchy classification for assets measured at fair value on a recurring basis are summarized below as of December 31, 2022 and 2021 (in thousands). These tables do not include cash held in our money market savings accounts.

As of December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Corporate debt securities	$—	$15,500	$—	$15,500
U.S. Treasury securities	—	46,673	—	46,673

	$—	$62,173	$—	$62,173

As of December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Corporate debt securities	$—	$32,720	$—	$32,720

	$—	$32,720	$—	$32,720

Our short-term investments are summarized below as of December 31, 2022 and 2021 (in thousands).

				Investment
	Cost/	Gross	Gross	Securities,
	Amortized	Unrealized	Unrealized	Available-
	Cost	Gains	Losses	For-Sale
As of December 31, 2022
Assets
Corporate debt securities	$15,538	$—	$(38)	$15,500
U.S. Treasury securities	46,762	2	(91)	46,673

	$62,300	$2	$(129)	$62,173

As of December 31, 2021
Assets

Corporate debt securities	$32,739	$3	$(22)	$32,720

	$32,739	$3	$(22)	$32,720

The maturities of the investment securities
available-for-sale
as of December 31, 2022 and 2021 are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2022
Maturity date
Less than one year	$62,300	$2	$(129)	$62,173

	$62,300			$62,173

As of December 31, 2021
Less than one year	$32,739	$3	$(22)	$32,720

	$32,739			$32,720

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2022 and 2021 (in thousands):

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
As of December 31, 2022
Corporate debt securities	$12,295	$(38)	$—	$—	12,295	(38)
U.S. Treasury securities	34,530	(91)	—	—	34,530	(91)

	$46,825	$(129)	$—	$—	$46,825	$(129)

As of December 31, 2021
Corporate debt securities	$27,195	$(22)	$—	$—	27,195	(22)

	$27,195	$(22)	$—	$—	$27,195	$(22)

5. INVENTORY
Inventory consists of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$1,556	$1,780
Work in process	305	—

	$1,861	$1,780

We recorded inventory write-downs of $87,000 in 2022, $48,000 in 2021 and $168,000 in 2020.
6. ACCRUED LIABILITIES
Accrued liabilities consists of the following (in thousands):

	December 31,
	2022	2021
Bonuses	$537	$43
Payroll and payroll taxes	766	601
Accrued professional fees	378	89
Liabilities to suppliers	130	263
Other	247	174

	$2,058	$1,170

7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	December 31,
	2022	2021
Production equipment	$6,140	$8,224
Leasehold improvements	3,789	913
Computer hardware and software/lab equipment	10,515	7,230
Office furniture and equipment	1,804	1,372

	22,248	17,739
Less: Accumulated depreciation	(15,418)	(14,713)

	$6,830	$3,026

Depreciation expense was $705,000 in 2022, $902,000 in 2021 and $442,000 in 2020.

4
1

8. INTANGIBLE ASSETS
Our intangible assets consist exclusively of technology-based purchased patents. The gross book value of our intangible assets was $951,000 in the years ended December 31, 2022 and 2021, respectively. Amortization expense was $40,000 in 2022, $49,000 in 2021 and $57,000 in 2020. The following table outlines our estimated future amortization expense related to intangible assets held at December 31, 2022 (in thousands):

Years Ended December 31,	Amount
2023	32
2024	22
2025	14
2026	7

75

9. COMMON STOCK
In June 2021, we entered into a $140.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $140.0 million through Craig-Hallum. In 2021, we had issued 4.0 million shares of our common stock for net proceeds of $67.8 million under this ATM agreement. In 2022, we issued 4.3 million shares of our common stock for net proceeds of $14.0 million under this ATM agreement. In January 2023, we issued 5.0 million shares of our common stock for net proceeds of $12.5 million under the agreement. As of February 28, 2023, we have approximately $43.5 million available under this ATM agreement.
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
Description of Incentive Plan
Our 2022 Incentive Plan has 20.0 million shares authorized, which includes 3.5 million shares not issued pursuant to any awards granted under the 2020 Incentive Plan. There were 12.7 million shares available for awards as of December 31, 2022.
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

4
2

The following table summarizes the weighted-average valuation assumptions and weighted-average grant date fair value of options granted during the periods shown below:

	Year Ended December 31,
Assumptions (weighted-average)	2022	2021	2020
Volatility	—	120%	111%
Expected term (in years)	—	4.0	4.0
Risk-free rate	—	0.9%	0.3%
Expected dividends	—	0.0%	0.0%
Pre-vest forfeiture rate	—	8.5%	8.5%
Grant date fair value of options granted	$—	$11.72	$1.20
Options Activity and Positions
The following table summarizes activity and positions with respect to options for the periods shown below (in thousands):

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual	intrinsic
Options	Shares	exercise price	term (in years)	value
Outstanding as of December 31, 2019	5,104	1.66	7.4	$122

Granted	68	1.60

Exercised	(693)	1.44

Forfeited or expired	(1,198)	2.20

Outstanding as of December 31, 2020	3,281	1.51	6.6	$12,784

Granted	8	14.04
Exercised	(1,519)	1.75
Forfeited or expired	(237)	1.23

Outstanding as of December 31, 2021	1,533	1.37	5.6	$5,645

Granted	—	—
Exercised	(525)	1.38
Forfeited or expired	(63)	3.00

Outstanding as of December 31, 2022	945	$1.26	5.7	$1,137

Vested and expected to vest as of December 31, 2022	945	$1.26	5.7	$1,136

Exercisable as of December 31, 2022	941	$1.26	5.7	$1,129

The total grant date fair value of options vested during the years ended December 31, 2022, 2021 and 2020 was $115,000, $508,000 and $604,000, respectively. As of December 31, 2022, our unrecognized share-based compensation was $1,000 related to options, which we plan to expense over the next 1.2 years.
Restricted stock activity and positions
The following table summarizes activity and positions with respect to RSUs and PSUs for the three years ended December 31, 2022 (in thousands):

4
3

		Weighted-average
	Shares	price
Unvested as of December 31, 2019	1,215	0.40
Granted	1,462	1.08
Vested	(219)	0.88
Forfeited	(475)	0.77

Unvested as of December 31, 2020	1,983	0.76
Granted	4,179	12.92
Vested	(2,380)	3.11
Forfeited	(1,157)	11.97

Unvested as of December 31, 2021	2,625	13.05
Granted	9,180	2.46
Vested	(1,391)	9.16
Forfeited	(1,548)	6.42

Unvested as of December 31, 2022	8,866	$3.85

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
In 2022, we issued 2.4 million PSUs to
non-executive
employees subject to the achievement of development goals. These shares were valued based on the closing price of our common stock on the dates of grant. These shares vest quarterly over two years from the achievement of established performance criteria. We canceled 426,000 PSUs in the fourth quarter of 2022 and re-issued
106,000 PSUs in the first quarter of 2023 due to partial achievement of internal performance milestones.
In 2022, we issued 570,000 time-based RSUs to
non-executive
employees for promotion, retention, and new hire grants. These shares were valued based on the closing price of our common stock on the dates of grant. These shares vest over three or four years from the date of grant.
In 2021, an equity award was granted to the Chief Executive Officer in the form of 1.2 million restricted stock units. These shares were valued based on the closing price of our common stock on the dates of grant. On the date of grant, 300,000 shares vested immediately, 300,000 vested in April 2022 and subsequent grants of 300,000 RSUs will be made on an annual basis in each of April 2023 and April 2024.
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
As of December 31, 2022, our unrecognized share-based compensation related to RSUs was $13.1 million, which we plan to expense over the next 1.6 years, our unrecognized share-based compensation related to executive PSUs was $7.9 million, which we plan to expense over the next 2.7 years, and our unrecognized share-based compensation related to the non-executive
PSUs was $2.0 million, which we plan to expense over the next 1.0 year.

4
4

11. LEASES
We lease our office space and certain equipment under finance and operating leases. Our leases have remaining lease terms of one month to ten years. Our office lease agreement includes both lease and non-lease
components, which are accounted for separately. Our finance leases contain options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless we are reasonably certain to exercise the purchase option.
In September 2021, we entered into an office lease with Redmond East Office Park LLC, a Washington limited liability company, pursuant to which we will lease approximately 16,681 square feet of space located in Redmond, Washington that we will use primarily for general office space and product testing. The lease provides for an initial term of 128 months that commenced November 1, 2021. Pursuant to the lease, annual base rent will be approximately $
500,000
for the first year and is subject to annual increases of
3.0
%. In addition to base rent, we will pay additional rent comprised of our proportionate share of any operating expenses, real estate taxes, and management fees. We have the option to extend the term for one ten-year
renewal period, provided that the rent would be subject to market adjustment at the beginning of the renewal term. The total minimum lease payments related to this lease is $
6.4
million.
In September 2021, we entered into a second office lease with Redmond East Office Park LLC, pursuant to which we will lease approximately 36,062 square feet of space located in Redmond, Washington that we will use primarily for general office and lab space. The lease provides for an initial term of 120 months and commenced on December 1, 2022. Pursuant to the lease, annual base rent will be approximately $
1.1
million for the first year and is subject to annual increases of 3.0%. In addition to base rent, we will pay additional rent comprised of our proportionate share of any operating expenses, real estate taxes, and management fees. We have the option to extend the term for one ten-year
renewal period, provided that the rent would be subject to market adjustment at the beginning of the renewal term. The total minimum lease payments related to this lease is $
13.0
million. The delivery date of the new space was September 1, 2022 to allow for the build out of tenant improvements before the commencement date. During the quarter ended September 30, 2022, we recorded a right-of-use
asset in the amount of $9.3 million on our balance sheet.
In connection with the effectiveness of the second lease with Redmond East Office Park, we amended our current office lease and will have access until January 31, 2023 to coincide with our move into the new 36,062 square feet of space.
In April 2022, we entered into an office lease with Universal-Investment-Gesellschaft mbH, a German investment company, pursuant to which we lease approximately 3,533 square feet of space located in Nuremberg, Germany that we use primarily for general office space for business development activities. The lease provides for a term of 60 months that commenced May 1, 2022. Pursuant to the lease, annual base rent is approximately $
76,000
per year. The total minimum lease payments related to this lease is approximately $
380,000
.
In September 2022, we entered into an office lease with Universal-Investment-Gesellschaft mbH, a German investment company, pursuant to which we lease approximately 3,810 square feet of space located in Nuremberg, Germany that we use primarily for general office space for business development activities. The lease provides for a term of 60 months that commenced November 15, 2022. Pursuant to the lease, annual base rent is approximately $92,000 per year. The total minimum lease payments related to this lease is approximately $461,000.
The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Operating lease expense	$1,501	$513	$464

Finance lease expense:
Amortization of leased assets	26	30	26
Interest on lease liabilities	2	3	3

Total finance lease expense	28	33	29

Total lease expense	$1,529	$546	$493

4
5

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,280	$762	$656
Operating cash flows from finance leases	2	3	3
Financing cash flows from finance leases	26	28	29
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$10,184	$5,322	$—
Supplemental balance sheet information related to leases was as follows:

	December 31,
(in thousands)	2022	2021
Operating leases
Operating lease right-of-use assets	$14,579	$5,577

Current portion of operating lease liability	1,846	849
Operating lease liability, net of current portion	13,829	4,983

Total operating lease liabilities	$15,675	$5,832

Finance leases
Property and equipment, at cost	$112	$112
Accumulated depreciation	(80)	(56)

Property and equipment, net	$32	$56

Current portion of finance lease obligations	$21	$21
Finance lease obligations, net of current portion	—	26

Total finance lease liabilities	$21	$47

Weighted Average Remaining Lease Term
Operating leases	13.1 years	9.5 years
Finance leases	0.5 years	1.2 years
Weighted Average Discount Rate
Operating leases	9.0%	2.5%
Finance leases	6.3%	6.3%

As of December 31, 2022, maturities of lease liabilities were as follows:

(in thousands)	Operating	Finance
Years Ended December 31,	leases	leases
2023	1,904	22
2024	1,896	—
2025	1,947	—
2026	2,000	—
Thereafter	11,642	—

Total minimum lease payments	19,389	22
Less: amount representing interest	(3,714)	(1)

Present value of lease liabilities	$15,675	$21

12. COMMITMENTS AND CONTINGENCIES
Litigation
We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows.
13. INCOME TAXES
No provision for income taxes has been recorded for 2022, 2021 and 2020 due to the valuation allowances placed against the net operating losses and deferred tax assets arising during such periods. A valuation allowance has been recorded for all deferred tax assets. Based on our history of losses since inception, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets.
The effective tax rate of our provision (benefit) for income taxes differs from the Federal statutory rate as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
Compensation related	(0.5)%	(8.2)%	0.0%
Share-based compensation	(2.2)%	25.1%	0.0%
Net operating loss expiration	(9.0)%	(16.2)%	(47.5)%
Tax credits	1.5%	1.4%	2.2%
Change in valuation allowance	(10.8)%	(23.1)%	24.3%

Total	0.0%	0.0%	0.0%

Deferred tax assets are summarized as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets
Reserves	$651	$634
Net operating loss carryforwards	92,469	90,593
R&D credit carryforwards	9,628	8,984
Depreciation/amortization deferred	19,787	17,417
Operating lease liabilities	3,292	1,222
Other	7,360	6,701

Total deferred tax assets	133,187	125,551

Deferred tax liabilities:
Operating lease right-of-use assets	(3,062)	(1,171)

Total deferred tax liabilities	(3,062)	(1,171)

Net valuation allowances	(130,125)	(124,380)

Deferred tax assets	$—	$—
At December 31, 2022, we have net operating loss carryforwards of approximately $
440.3
 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $
9.6
 million. During 2022, $
22.0
million federal net operating losses and $
171,000
general business credits expired unused. A majority of the net operating loss carryforwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from
2023
to
2042
, if not previously used.
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
We had no unrecognized tax benefits at December 31, 2022 or 2021.
We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2022, 2021 and 2020 we recognized no interest or penalties.
We file income tax returns in the U.S. federal jurisdiction and Oregon. Due to our operating loss and credit carryforwards, the U.S. federal statute of limitations remains open for 1998 and onward.
14. RETIREMENT SAVINGS PLAN
We have a retirement savings plan that qualifies under Internal Revenue Code Section 401(k). The plan covers all qualified employees. Contributions to the plan are made at the discretion of our Board of Directors. During the years ended December 31, 2022, 2021 and 2020 we contributed $411,000, $259,000 and $213,000 to the plan, respectively.

15. QUARTERLY FINANCIAL INFORMATION (Unaudited)
The following table summarizes our unaudited quarterly financial information for the periods shown below (in thousands, except per share data):

	Fiscal Year 2022
	December 31,	September 30,	June 30,	March 31,
Revenue	$—	$—	$314	$350
Gross profit	(33)	(45)	296	346
Net loss	(13,475)	(12,851)	(13,597)	(13,168)
Net loss per share, basic and diluted	(0.08)	(0.08)	(0.08)	(0.08)

	Fiscal Year 2021
	December 31,	September 30,	June 30,	March 31,
Revenue	$557	$718	$746	$479
Gross profit	509	728	777	484
Net loss	(12,625)	(9,382)	(14,962)	(6,231)
Net loss per share, basic and diluted	(0.08)	(0.06)	(0.09)	(0.04)

	Fiscal Year 2020
	December 31,	September 30,	June 30,	March 31,
Revenue	$395	$639	$587	$1,469
Gross profit	395	639	588	70
Net loss	(3,570)	(2,826)	(2,304)	(4,934)
Net loss per share, basic and diluted	(0.02)	(0.02)	(0.02)	(0.04)
16. SUBSEQUENT EVENT
On December 1, 2022, MicroVision GmbH, a company organized under the laws of The Federal Republic of Germany and wholly owned subsidiary of MicroVision, Inc., entered into an Asset Purchase Agreement with Ibeo Automotive Systems GmbH, a company organized under the laws of The Federal Republic of Germany, pursuant to which MicroVision has agreed to acquire from Ibeo certain assets related to Ibeo’s lidar sensor business. Ibeo Automotive Systems GmbH also operates in the ADAS industry providing Lidar based solutions to its customers.
Pursuant to the terms and subject to the conditions set forth in the Asset Purchase Agreement, the purchase price MicroVision agreed to pay to Ibeo is EUR 15.0 million or approximately $16.1 million, subject to potential reduction on the terms set forth in the Asset Purchase Agreement. MicroVision has also advanced operating funds to Ibeo during the pre-Closing
period on the terms and subject to the conditions set forth in the Asset Purchase Agreement.
On January 31, 2023, the acquisition of certain assets of Ibeo was completed. Through the closing date, Microvision has advanced operating funds to Ibeo totaling EUR 6.6 million or approximately $7.1 million for its ongoing operations, of which $4.1 million was advanced prior to December 31, 2022 and the remaining amount was advanced during January 2023. These operating funds also included costs related to headcount reductions carried out by Ibeo management, decreasing the number of employees to transfer in connection with the acquisition to approximately 250 employees. These headcount reduction costs will be reimbursed to MicroVision by way of deduction from the purchase price in accordance with the Asset Purchase Agreement. In addition, upon closing, MicroVision has made payments of
EUR 7.0 million or approximately $7.6 million to Ibeo and EUR 3.0 million or approximately $3.3 million to an escrow account towards the purchase price. We expect to make the remaining final payment in Q2 2023 net of all such costs that will be reimbursed to MicroVision per the Asset Purchase Agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during our fiscal years ended December 31, 2022, 2021 and 2020.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), prior to the filing of this Form 10-K. Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

(d) Changes in Internal Control Over Financial Reporting. Except for the changes in connection with our implementation of the remediation plan discussed above, there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2022 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

MicroVision, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Microvision Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Microvision Inc. as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and schedule (collectively referred to as the “consolidated financial statements”) and our report dated March 1, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

March 1, 2023

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K in Item 4A. The information required by this Item 10 of Form 10-K and not provided in Item 4A will be included under the caption “Proposal one - Election of Directors” and “Board of Directors & Governance Matters” in our 2023 Proxy Statement and is incorporated herein by reference. Our 2023 Proxy Statement will be filed with the SEC prior to our 2023 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K will be included under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Director Compensation for 2022” in our 2023 Proxy Statement and are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as of December 31, 2022, regarding equity compensation plans approved and not approved by shareholders is summarized in the following table (in thousands, except per share data):

Equity Compensation Plan Information
	Number of		Number of securities
	securities to be	Weighted-	remaining available for
	issued upon	average exercise	further issuance under
	exercise of	price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders			12,732
Options to purchase common stock	945	$1.26
Restricted stock units and performance stock units	8,866	—
Equity compensation plans not approved by shareholders	—	—	—

Total	9,811		12,732

The other information required by this Item 12 of Form 10-K will be included under the caption “Information about MicroVision Common Stock” in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 of Form
10-K
will be included under the captions “Certain Relationships and Related Transactions” and “Board of Directors & Governance Matters” in our 2023 Proxy Statement and are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 of Form
10-K
will be included under the caption “Independent Registered Public Accounting Firm” in our 2023 Proxy Statement and is incorporated herein by reference.
PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(A) Documents filed as part of this Annual Report on Form
10-K:
1. Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2022 and 2021

•	Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020

•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2022, 2021 and 2020

•	Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2022, 2021 and 2020

•	Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedules

Schedule II
MicroVision, Inc.
Valuation and Qualifying Accounts and Reserves Schedule
(In thousands)

		Additions
	Balance at	Charges	Charges		Balance
	beginning of	to costs and	to other		at end of
Year Ended December 31,	fiscal period	expenses	accounts	Deductions	fiscal period
2020
Tax valuation allowance	$117,725	$—	$—	$(3,318)	$114,407
2021
Tax valuation allowance	$114,407	$9,973	$—	$—	$124,380
2022
Tax valuation allowance	$124,380	$5,745	$—	$—	$130,125
All other schedules are omitted because they are not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

5
3

3. Exhibits

The following exhibits are referenced or included in this Annual Report on Form 10-K.

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated December 1, 2022, by and between Ibeo Automotive Systems GmbH and MicroVision GmbH(14)

2.2	Amendment Agreement, dated January 31, 2023, to the Asset Purchase Agreement, dated December 1, 2022, by and between Ibeo Automotive Systems GmbH and MicroVision GmbH(14)

3.1	Amended and Restated Certificate of Incorporation of MicroVision, Inc., as amended.(2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc.(4)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc. dated June 7, 2018.(6)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc. dated October 8, 2020.(8)

3.5	Bylaws of MicroVision, Inc. (5)

4.1	Form of Specimen Stock Certificate for Common Stock.(1)

4.2	Description of Common Stock (9).

10.1	2022 MicroVision, Inc. Incentive Plan.(13)*

10.2	Third Amendment to Lease Agreement between BRE WA Office Owner, LLC and MicroVision, Inc., dated July 25, 2017.(7)

10.3	Change of Control Severance Plan.(3)*

10.4	Employment Agreement between MicroVision, Inc. and Sumit Sharma dated April 8, 2021. (11)

10.5	At-the-Market Issuance Sales Agreement, dated June 21, 2021, by and between the Company and Craig-Hallum Capital Group LLC(10)

10.6	Lease Agreement between Redmond East Office Park LLC and MicroVision, Inc. dated September 24, 2021 (covering approximately 16,681 square feet). (12)

10.7	Lease Agreement between Redmond East Office Park LLC and MicroVision, Inc. dated September 24, 2021 (covering approximately 36,062 square feet). (12)

10.8	Form of Performance-Based Restricted Stock Unit Agreement(13)*

10.9	Form of Restricted Stock Unit Agreement*

23.1	Consent of Independent Registered Public Accounting Firm – Moss Adams LLP.

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Company’s Post-Effective Amendment to Form S-3 Registration Statement, Registration No. 333-102244.
(2)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2009.
(3)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2011.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2012.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 27, 2013.
(6)	Incorporated by reference to the Company’s Amendment No. 2 to Form S-1 Registration Statement, Registration No. 333-222857.
(7)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2017.
(8)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2020.
(9)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2020.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 21, 2021.
(11)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2021.
(12)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2021.
(13)	Incorporated by reference to the Company’s Form S-8 filed on June 8, 2022.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 3, 2023.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroVision, Inc.

Date: March 1, 2023	By	/s/ Sumit Sharma
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 1, 2023.

Signature	Title

/s/ Sumit Sharma Sumit Sharma	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Anubhav Verma Anubhav Verma	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Simon Biddiscombe Simon Biddiscombe	Director

/s/ Robert P. Carlile Robert P. Carlile	Director

/s/ Judy Curran Judy Curran	Director

/s/ Jeffrey Herbst Jeffrey Herbst	Director

/s/ Seval Oz Seval Oz	Director

Mark Spitzer	Director

/s/ Brian V. Turner Brian V. Turner	Director