Form 10-Q
period 2023-03-31
MICROVISION, INC.
filed 2023-05-10
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
001-34170

MicroVision, Inc.
(Exact name of registrant as specified in its charter)

Delaware	91-1600822
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
18390 NE 68
th
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
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
of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s common stock outstanding as of May 5, 2023 was
176,521,083.

PART I.
ITEM 1.	FINANCIAL STATEMENTS
MicroVision, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$23,187	$20,536
Investment securities, available-for-sale	44,544	62,173
Restricted cash, current	3,263	—
Accounts receivable, net	506	—
Contract assets	192	—
Inventory	3,116	1,861
Advance to Ibeo	—	4,132
Other current assets	2,182	2,306

Total current assets	76,990	91,008
Property and equipment, net	10,284	6,830
Operating lease right-of-use asset	14,746	14,579
Restricted cash	961	1,418
Intangible assets, net	19,000	75
Other assets	1,281	1,086

Total assets	$123,262	$114,996

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$3,629	$2,061
Accrued liabilities	4,223	2,058
Accrued liability for Ibeo business combination	6,191	—
Contract liabilities	5,676	4,601
Current portion of operating lease liability	2,210	1,846
Current portion of finance lease obligations	15	21
Other current liabilities	211	839

Total current liabilities	22,155	11,426
Operating lease liability, net of current portion	13,729	13,829
Deferred tax liabilities	823	—
Other long-term liabilities	17	—

Total liabilities	36,724	25,255

Commitments and contingencies (Note 10 )
Shareholders’ equity
Preferred stock, par value $0.001; 25,000 shares authorized; zero and zero shares issued and outstanding	—	—
Common stock, par value $0.001; 210,000 shares authorized; 176,026 and 170,503 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	176	171
Additional paid-in capital	787,856	772,221
Accumulated other comprehensive loss	57	(127)
Accumulated deficit	(701,551)	(682,524)

Total shareholders’ equity	86,538	89,741

Total liabilities and shareholders’ equity	$123,262	$114,996

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenue	$782	$350
Cost of revenue	544	4

Gross profit	238	346

Research and development expense	12,692	7,593
Sales, marketing, general and administrative expense	8,737	5,877

Total operating expenses	21,429	13,470

Loss from operations	(21,191)	(13,124)
Bargain purchase gain, net of tax	1,706	—
Other income (expense), net	639	(44)

Net loss before taxes	(18,846)	(13,168)
Provision for income taxes	(181)	—
Net loss	$(19,027)	$(13,168)

Net loss per share - basic and diluted	$(0.11)	$(0.08)

Weighted-average shares outstanding - basic and diluted	174,703	164,563

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(19,027)	$(13,168)
Other comprehensive loss:
Unrealized gain (loss) on investment securities, available for sale	77	(105)
Foreign currency translation adjustments	107	—
Total comprehensive income	184	(105)

Comprehensive loss	$(18,843)	$(13,273)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total shareholders’ equity
	Shares	Par value			Accumulated deficit
Balance at January 1, 2022	164,363	$164	742,042	(19)	$(629,433)	$112,754
Share-based compensation expense	334	1	3,733	—	—	3,734
Exercise of options	190	—	253	—	—	253
Net loss	—	—	—	—	(13,168)	(13,168)
Other comprehensive loss	—	—	—	(105)	—	(105)

Balance at March 31, 2022	164,887	165	746,028	(124)	(642,601)	103,468

Balance at January 1, 2023	170,503	$171	772,221	(127)	$(682,524)	89,741
Share-based compensation expense	463	—	2,949	—	—	2,949
Sales of common stock	5,060	5	12,686	—	—	12,691
Net loss	—	—	—	—	(19,027)	(19,027)
Other comprehensive loss	—	—	—	184	—	184

Balance at March 31, 2023	176,026	$176	$787,856	57	$(701,551)	$86,538

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(19,027)	$(13,168)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,524	483
Bargain purchase gain, net of tax	(1,706)	—
Impairment of property and equipment	—	60
Inventory write-downs	29	—
Share-based compensation expense	2,949	3,734
Net accretion of premium on short-term investments	(396)	160
Change in:
Accounts receivable	(506)	—
Contract assets	(192)	—
Inventory	(87)	(35)
Other current and non-current assets	647	389
Accounts payable	1,629	(1,292)
Accrued liabilities	2,017	118
Contract liabilities and other current liabilities	(711)	(1,057)
Operating lease liabilities	(669)	(299)
Other long-term liabilities	17	—

Net cash used in operating activities	(13,482)	(10,907)

Cash flows from investing activities
Sales of investment securities	22,000	1,500
Purchases of investment securities	(3,898)	(16,696)
Ca s h paid for Ibeo business combination	(11,233)	—
Purchases of property and equipment	(615)	(884)

Net cash provided by (used in) investing activities	6,254	(16,080)

Cash flows from financing activities
Principal payments under finance leases	(6)	(8)
Principal payments under long-term debt	—	(294)
Proceeds from stock option exercises	—	253
Net proceeds from issuance of common stock	12,691	—

Net cash (used in) provided by financing activities	12,685	(49)

Change in cash, cash equivalents, and restricted cash	5,457	(27,036)
Cash, cash equivalents, and restricted cash at beginning of period	21,954	83,739

Cash, cash equivalents, and restricted cash at end of period	$27,411	$56,703

Supplemental schedule of non-cash investing and financing activities
Non-cash additions to property and equipment	$703	$177

Acquisition of right-of-use asset	$234	$—

Settlement of preexisting Advance to Ibeo in exchange for net assets acquired	$4,132	$—

Amounts issued to escrow for acquisition consideration	$3,263	$—

Amounts held back for acquisition consideration	$2,928	$—

Foreign currency translation adjustments	$107	$—

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$23,187	$20,536
Restricted cash, current	3,263	—
Restricted cash	961	1,418

Cash, cash equivalents, and restricted cash	$27,411	$21,954

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. MANAGEMENT’S STATEMENT
The Condensed Consolidated Balance Sheets as of March 31, 2023, the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss and Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2023 and 2022, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, have been prepared by MicroVision, Inc. (“we” or “our”) and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at March 31, 2023 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (SEC). The year-end
condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these Condensed Consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.
We are developing lidar sensors and perception software to address the needs of the Level 2+, or L2+, and Level 3 or L3, advanced driver-assistance systems (ADAS) markets to be used in automotive safety and autonomous driving applications. Our micro-electromechanical systems, or MEMS-based high-speed lidar sensors, which we call MAVIN
™
, use our pioneering laser beam scanning (LBS) technology. Our solution-based development approach recognizes two key realities of the L2+ and L3 markets: that safety is mission critical and that OEMs require cost efficiency and integration adaptability. With these factors in mind, we believe that our best-in-class
MAVIN lidar sensors support critical safety needs by providing the highest resolution at range and velocity of moving objects with a dynamic field of view while running at 30 hertz, thus enabling ADAS features, such as automatic emergency braking, forward collision warning, and automatic emergency steering, at higher speeds of operation than most competing products.
We completed the acquisition of Ibeo Automotive Systems GmbH (“Ibeo”) assets on January 31, 2023 pursuant to the terms and subject to the conditions of the Asset Purchase Agreement, dated December 1, 2022, by and between our wholly owned subsidiary, MicroVision GmbH organized under the laws of The Federal Republic of Germany, and Ibeo for a purchase price of EUR
15.0 million, or approximately $
16.3
million, subject to potential reduction on the terms set forth in the Asset Purchase Agreement. Pursuant to the Asset Purchase Agreement, the purchase price also included advanced funds to Ibeo so that it could continue its operations while in insolvency during the period between signing and closing. Specifically, we advanced to Ibeo EUR 3.9 million, or approximately $
4.1
million in December 2022; EUR 2.7 million, or approximately $3.0 million in January 2023; and EUR 599,000, or approximately $650,000 in February 2023. These fund advances included amounts related to headcount reductions carried out by Ibeo management, decreasing the number of employees to transfer in connection with the acquisition to approximately
250
employees. These headcount reduction costs of EUR 2.3 million, or approximately $2.5 million, will be reimbursed to MicroVision by way of deduction from the purchase price in accordance with the Asset Purchase Agreement.
We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities.
At March 31, 2023, we had total liquidity of $67.7 million including $23.2 million in cash and cash equivalents and $44.5 million in short-term investment securities. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of MicroVision, Inc. and MicroVision GmbH. MicroVision GmbH is a wholly owned subsidiary of MicroVision, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.
Foreign Currency Translation
The functional currency for our German operation is the Euro, which represents the currency of its primary economic environment. The results of operations for the German operation are translated from the local currency into U.S. dollars using the average exchange rates during each period. All assets and liabilities are translated using exchange rates at the end of each period, with foreign currency translation adjustments included as a component of other comprehensive loss. All equity transactions and certain assets are translated using historical rates. The consolidated financial statements are presented in U.S. dollars.
Segment Information
We determine operating segments based on how our chief operating decision maker (“CODM”) manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. Our CODM is our Executive Management team, who reviews our operating results on a consolidated basis. We operate as one segment, which relates to sale and servicing of lidar hardware and software. The profitability of our product group is not a determining factor in allocating resources and the CODM does not evaluate profitability below the level of the consolidated company.

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
The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net loss available for common shareholders - basic and diluted	$(19,027)	$(13,168)

Denominator:
Weighted-average common shares outstanding - basic and diluted	174,703	164,563

Net loss per share - basic and diluted	$(0.11)	$(0.08)

For the three months ended March 31, 2023 and 2022, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive: outstanding options exercisable into a total of 943,000 and 1,338,000 shares of common stock, respectively, and 8,378,000 and 4,025,000 nonvested restricted stock units, respectively.
3.
BUSINESS COMBINATION
On January 31, 2023, we completed the acquisition of certain net assets of Ibeo, a lidar hardware and software provider based in Hamburg, Germany. The purpose of the acquisition was to acquire certain Ibeo assets, intellectual property, and teams, which will enable us to expand our total addressable market and diversify our revenue profile.
Total consideration related to this transaction, subject to settlement of working capital adjustments, was approximately EUR 19.9 million or $21.6 million, consisting of approximately (i) EUR 7.0 million or $7.6 million in cash paid at closing, (ii) EUR 6.6 million or $7.1 million in cash advanced to Ibeo prior to closing, (iii) EUR 3.0 million or $3.3 million held in escrow for 13 months to be available to cover properly established claims by MicroVision, (iv) EUR 0.6 million or $0.7 million in costs paid on behalf of the seller, and (v) EUR

2.7 million or $2.9
million in cash held back at closing and to be offset by any working capital adjustments. In addition, we incurred $
0.6 million of acquisition-related costs associated with the acquisition during the three months ended March 31, 2023, which were included in Sales, marketing, general and administrative expense.
The transaction has been accounted for as a business combination. The results of operations for the acquisition are included in our consolidated financial statements from the date of acquisition onwards.

The following table summarizes the preliminary purchase price allocation to assets acquired and liabilities assumed (in thousands):

	Amount	Weighted Average Useful Life (in years)
Purchase consideration:
Cash paid at closing (1)	$8,245
Cash in escrow (2)	3,263
Holdback amount (3)	2,928
Advances to Ibeo (4)	7,120

Total purchase consideration	$21,556

Inventory	$1,197
Other current assets	703
Operating lease right-of-use asset	234
Property and equipment, net	5,330
Intangible assets:
Acquired technology	17,987	13
Order backlog	26	1
Contract liabilities	(1,178)
Operating lease liabilities	(234)
Deferred tax liabilities	(803)

Total identifiable net assets	$23,262

Bargain purchase gain (1)	(1,706)

(1)	Represents $7.6 million in cash paid at closing and $0.7 million in cash paid shortly after close.
(2)	Recorded as restricted cash and accrued liability to Ibeo in our condensed consolidated balance sheet.
(3)	Recorded in accrued liability to Ibeo in our condensed consolidated balance sheet.
(4)	Represents $4.1 million and $3.0 million in cash advanced to Ibeo in December 2022 and January 2023, respectively.
(5)
The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase consideration and is included in Bargain purchase gain in the Condensed Consolidated Statement of Operations. The bargain purchase gain was attributable to the negotiation process with Ibeo during its insolvency proceedings resulting in cash consideration paid being less than the fair value of the net assets.

The

estimated fair value of acquired technology was calculated through the income approach using the multi-period excess earnings and relief from royalty methodologies. The estimated fair value of the order backlog was calculated through the income approach using the multi-period excess earnings methodology.
Deferred taxes were determined based on the excess tax basis over the book basis of the fair value adjustments attributable to the net assets acquired. The incremental deferred taxes were calculated based on the statutory rates where fair value adjustments were estimated. For the quarter ended March 31, 2023, we recorded a net deferred tax liability of $0.8 million related to the assets acquired.
The initial allocation of the purchase price was based on preliminary valuations and assumptions and is subject to change within the measurement period. We expect to finalize the allocation of the purchase price as soon as practicable and no later than one year from the acquisition date.
Revenue and net loss from the acquisition included in our condensed consolidated statement of operations through March 31, 2023 is $
0.8
 million and $5.5 million, respectively.
Supplemental Unaudited Pro Forma Information
The below unaudited pro forma financial information summarizes the combined results of operations for the Company and Ibeo as if the acquisition had been completed on January 1, 2022. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2022 or the results of our future operations of the combined businesses. Nonrecurring pro forma adjustments include:

•	Recognition of the bargain purchase gain as if incurred in the first quarter of 2022;

•	Acquisition-related costs of $1.1 million are assumed to have been incurred on January 1, 2022.
The following table summarizes the unaudited pro forma results (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Total revenue	$1,331	$2,796
Net loss	(22,322)	(28,661)

4
. REVENUE RECOGNITION
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
Disaggregation of revenue
The following table provides information about disaggregated revenue by timing of revenue recognition (in thousands):

	Three Months Ended March 31, 2023
	Product	Royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$590	$—	$—	$590
Product and services transferred over time	—	—	192	192

Total	$590	$—	$192	$782

	Three Months Ended March 31, 2022
	Product	Royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$—	$350	$—	$350
Product and services transferred over time	—	—	—	—

Total	$—	$350	$—	$350

Contract balances
Under Topic 606, our rights to consideration are presented separately depending on whether those rights are conditional or unconditional. We present our unconditional rights to consideration as “accounts receivable” in our Balance Sheet.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	March 31, 2023	December 31, 2022	$ Change	% Change
Contract assets	$192	$—	$192	—
Contract liabilities	(5,676)	(4,601)	(1,075)	23.4

Net contract assets (liabilities)	$(5,484)	$(4,601)	$(883)	19.2

In April 2017, we signed a contract with Microsoft Corporation to develop an LBS display system. Under the agreement, we received an upfront payment of $10.0 million. As of December 31, 2022, we had applied $5.4 million against the contract liability. During the three months ended March 31, 2023, we applied $0 against the contract liability with this customer.
In connection with our January 2023 acquisition of assets from Ibeo, we assumed contract liabilities totaling approximately $1.2 million. During the three months ended March 31, 2023, we recognized revenue totaling $
110,000
related to these contract liabilities.
Contract acquisition costs
We are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. We currently do not pay any commissions upon the signing of a contract; therefore, no commission cost has been incurred as of March 31, 2023.
Transaction price allocated to the remaining performance obligations
The $10.0 million upfront payment received from our customer as noted above was being recognized as revenue as component sales were transferred to the customer. Under the new arrangement reached in March 2020, the royalties we expect to earn will be applied against the remaining prepayment. Because we do not have information on projected future shipments by our customer, we are not able to estimate the timing of revenue recognition related to the remaining performance obligations. The $4.6 million contract liability at March 31, 2023 is classified as a current
liability on our balance sheet. It is likely that recognition of revenue may extend beyond the next twelve months.
The remaining balance of the contract liabilities assumed in our acquisition of assets from Ibeo was approximately $1.1 million as of March 31, 2023.
    The following table provides information about the estimated timing of revenue recognition (in thousands):

	Remainder of 2023	2024
Revenue	$1,075	$—
5
. INVESTMENT SECURITIES,
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
The valuation inputs hierarchy classification for assets measured at fair value on a recurring basis are summarized below as of March 31, 2023 and December 31, 2022 (in thousands). These tables do not include cash held in our money market savings accounts.

	Level 1	Level 2	Level 3	Total
As of March 31, 2023
Assets
Corporate debt securities	$—	$15,041	$—	$15,041
U.S. Treasury securities	—	29,503	—	29,503

	$—	$44,544	$—	$44,544

	Level 1	Level 2	Level 3	Total
As of December 31, 2022
Assets
Corporate debt securities	$—	$15,500	$—	$15,500
U.S. Treasury securities	—	46,673	—	46,673

	$—	$62,173	$—	$62,173

Our short-term investments are summarized below as of March 31, 2023 and December 31, 2022 (in thousands).

				Investment
	Cost/	Gross	Gross	Securities,
	Amortized	Unrealized	Unrealized	Available-
	Cost	Gains	Losses	For-Sale
As of March 31, 2023
Assets
Corporate debt securities	$15,063	$—	$(22)	$15,041
U.S. Treasury securities	29,531	2	(30)	29,503

	$44,594	$2	$(52)	$44,544

				Investment
	Cost/	Gross	Gross	Securities,
	Amortized	Unrealized	Unrealized	Available-
	Cost	Gains	Losses	For-Sale
As of December 31, 2022
Assets
Corporate debt securities	$15,538	$—	$(38)	$15,500
U.S. Treasury securities	46,762	2	(91)	46,673

	$62,300	$2	$(129)	$62,173

The maturities of the investment securities
available-for-sale
as of March 31, 2023 and December 31, 2022 are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2023
Maturity date
Less than one year	$44,594	$2	$(52)	$44,544

	$44,594			$44,544

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2022
Maturity date
Less than one year	$62,300	$2	$(129)	$62,173

	$62,300			$62,173

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2023 and December 31, 2022 (in thousands):

	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of March 31, 2023
Corporate debt securities	$11,591	$(22)	$—	$—	$11,591	$(22)
U.S. Treasury securities	14,858	(30)	—	—	14,858	(30)

	$26,449	$(52)	$—	$—	$26,449	$(52)

	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2022
Corporate debt securities	$12,295	$(38)	$—	$—	$12,295	$(38)
U.S. Treasury securities	34,530	(91)	—	—	34,530	(91)

	$46,825	$(129)	$—	$—	$46,825	$(129)

6
. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND SUPPLIERS
Concentration of credit risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and investment securities. As of March 31, 2023, our cash and cash equivalents are comprised of operating checking accounts and short-term highly rated money market savings accounts. Our short-term investments are comprised of highly rated corporate bonds and U.S. Treasury securities.
Concentration of major customers and suppliers
For the three months ended March 31, 2023, one commercial customer accounted for $366,000 in revenue, representing 46% of our total revenue, a second commercial customer accounted for $192,000 in revenue, representing 24% of our total revenue, and a third commercial customer accounted for $83,000 in revenue, representing 10% of our total revenue. For the three months ended March 31, 2022, one customer accounted for $
350,000
 in revenue, representing
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

7
. FINANCIAL STATEMENT COMPONENTS
The following financial statement components changed significantly as a result of our January 2023 acquisition of assets from Ibeo.
Inventory
Inventory consists of the following:

(in thousands)	March 31, 2023	December 31, 2022
Raw materials	$1,627	$1,556
Work in process	305	—
Finished goods	1,184	305

	$3,116	$1,861

Inventory is computed using the
first-in,
first-out
(FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.
Property and equipment
Property and equipment consists of the following:

(in thousands)	March 31, 2023	December 31, 2022
Production equipment	$6,140	$6,140
Leasehold improvements	3,960	3,789
Computer hardware and software/lab equipment	11,481	10,515
Office furniture and equipment	5,370	1,804

	26,951	22,248
Less: Accumulated depreciation	(16,667)	(15,418)

	$10,284	$6,830

Depreciation expense was $1.3 million and $229,000 for the three months ended March 31, 2023 and 2022, respectively.
Intangible assets
The components of intangible assets were as follows:

As of March 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Period (Years)
Acquired technology	$19,997	$1,120	$18,877	13
Backlog	26	—	26	1

	$20,023	$1,120	18,903

As of December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Period (Years)
Acquired technology	$951	$876	$75	4

	$951	$876	75

Amortization expense was $401,000 and $10,000 during the three months ended March 31, 2023 and 2022, respectively.
The following table outlines our estimated future amortization expense related to intangible assets held at March 31, 2023 by line item on the statement of operations (in thousands):

Years Ended December 31,	Cost of Revenue	Research and Development Expense	Total
2023	$1,301	$24	$1,325
2024	1,541	22	1,563
2025	1,541	14	1,555
2026	1,541	7	1,548
Thereafter	8,541	—	8,541

	14,465	67	14,532

8
. SHARE-BASED COMPENSATION
We issue share-based compensation to employees in the form of stock options, restricted stock
u
nits (RSUs), and performance stock units (PSUs). We account for the share-based awards by recognizing the fair value of share-based compensation expense on a straight-line basis over the service period of the award, net of estimated forfeitures. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model. The fair value of RSUs and non-executive
PSUs is determined by the closing price of our common stock on the grant date. Changes in estimated inputs or using other option valuation methods may result in materially different option values and share-based compensation expense.
The following table summarizes the amount of share-based compensation expense by line item on the statements of operations:

Share-based compensation expense	Three Months Ended
	March 31,
(in thousands)	2023	2022
Research and development expense	$757	$1,833
Sales, marketing, general and administrative expense	2,192	1,901

	$2,949	$3,734

Options activity and positions
The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2023:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2023	943,000	$1.26	4.5	$1,425
Exercisable as of March 31, 2023	943,000	$1.26	4.5	$1,425
As of March 31, 2023, there is no unrecognized share-based employee compensation related to stock options.

Restricted stock activity and positions
The following table summarizes activity and positions with respect to RSUs and PSUs for the three months ended March 31, 2023:

		Weighted-average
	Shares	price
Unvested as of December 31, 2022	8,866,000	$3.85
Granted	161,000	2.35
Vested	(458,000)	9.12
Forfeited	(191,000)	12.71

Unvested as of March 31, 2023	8,378,000	$3.40

During the quarter ended March 31, 2023, we issued 106,000 shares for the partial achievement of internal performance milestones during the fourth quarter of 2022. These shares were valued based on the closing price of our common stock on the dates of grant and vest quarterly over two years. We had canceled 426,000 PSUs in the fourth quarter of 2022 related to the same internal performance milestones.
As of March 31, 2023, our unrecognized share-based compensation related to RSUs was $9.4 million, which we plan to expense over the next 1.5 years, our unrecognized share-based compensation related to executive PSUs was $7.2 million, which we plan to expense over the next 2.5 years, and our unrecognized share-based compensation related to the non-executive
PSUs was $1.4 million, which we plan to expense over the next 1.1 years.
9
. LEASES
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
In September 2021, we entered into an office lease with Redmond East Office Park LLC, a Washington limited liability company, pursuant to which we will lease approximately 16,681 square feet of space located in Redmond, Washington that we will use primarily for general office space and product testing. The lease provides for an initial term of 128 months that commenced November 1, 2021. Pursuant to the lease, annual base rent was approximately $500,000 for the first year and is subject to annual increases of 3.0%. In addition to base rent, we pay additional rent comprised of our proportionate share of any operating expenses, real estate taxes, and management fees. We have the option to extend the term for one ten-year
renewal period, provided that the rent would be subject to market adjustment at the beginning of the renewal term. The total minimum lease payments related to this lease is $6.4 million.
In September 2021, we entered into a second office lease with Redmond East Office Park LLC, pursuant to which we will lease approximately 36,062 square feet of space located in Redmond, Washington that we will use primarily for general office and lab space. The lease provides for an initial term of 120 months that commenced on December 1, 2022. Pursuant to the lease, annual base rent will be approximately $1.1 million for the first year and is subject to annual increases of 3.0%. In addition to base rent, we will pay additional rent comprised of our proportionate share of any operating expenses, real estate taxes, and management fees. We have the option to extend the term for one ten-year
renewal period, provided that the rent would be subject to market adjustment at the beginning of the renewal term. The total minimum lease payments related to this lease are $13.0 million.
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
In connection with our January 2023 acquisition of assets from Ibeo, we assumed three leases in Hamburg, Germany. One lease is with IntReal International Real Estate Kapitalverwaltungsgesellschaft and covers approximately 5,511 square feet of space for IT network equipment through December 31, 2026. Pursuant to the lease, annual base rent is approximately $65,000 per year. The total remaining minimum lease payments related to this lease are approximately $259,000. During the quarter ended March 31, 2023, we recorded a right-of-use
asset in the amount of $234,000 on our balance sheet. A second lease is with Neuer Holtigbaum and covers approximately
32,529
square feet of office space and long-range laser testing space through August 2023. The total remaining minimum lease payments related to this lease are approximately $
190,000
. The third lease is with BG BAU Berufsgenossenschaft der Bauwirtschaft and covers approximately
13,127
square feet of garage space to house our test and demonstration vehicles through January 31, 2024. The total remaining minimum lease payments related to this lease are approximately $
146,000
.
The components of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease expense	$690	$244

Finance lease expense:
Amortization of leased assets	6	8
Interest on lease liabilities	—	1

Total finance lease expense	6	9

Total lease expense	$696	$253

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$669	$299
Operating cash flows from finance leases	—	1
Financing cash flows from finance leases	6	8
Supplemental balance sheet information related to leases was as follows:

(in thousands)	March 31, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$14,746	$14,579

Current portion of operating lease liability	2,210	1,846
Operating lease liability, net of current portion	13,729	13,829

Total operating lease liabilities	$15,939	$15,675

Finance leases
Property and equipment, at cost	$112	$112
Accumulated depreciation	85	(80)

Property and equipment, net	$27	$32

Current portion of finance lease obligations	$15	$21
Finance lease obligations, net of current portion	—	—

Total finance lease liabilities	$15	$21

Weighted Average Remaining Lease Term
Operating leases	9.3 years	9.6 years
Finance leases	0.6 years	0.8 years

Weighted Average Discount Rate
Operating leases	4.6%	4.6%
Finance leases	5.6%	6.3%
As of March 31, 2023, maturities of lease liabilities were as follows:

(in thousands)	Operating leases	Finance leases
Years Ended December 31,
2023	1,729	15
2024	2,063	—
2025	2,013	—
2026	2,025	—
Thereafter	11,631	—

Total minimum lease payments	19,461	15
Less: amount representing interest	(3,522)	—

Present value of capital lease liabilities	$15,939	$15

10
. COMMITMENTS AND CONTINGENCIES
Litigation
We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows.
11
. COMMON STOCK
In June 2021, we entered into a $
140.0
 million ATM equity offering agreement with Craig-Hallum. Under the agreement we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $
140.0
 million through Craig-Hallum. As of December 31, 2022, we had issued 8.3 million shares of our common stock for net proceeds of $81.8 million under this ATM agreement. During the quarter ended March 31, 2023, we issued 5.0 million shares of our common stock for net proceeds of $12.5 million under the agreement. As of March 31, 2023, we have approximately $43.5 million available under this ATM agreement.
12. INCOME TAXES
We recognized income tax expense of $181,000 and $0 during the quarters ended March 31, 2023 and 2022, respectively, mainly related to foreign income taxes. The increase in income tax expense is related to the acquisition of Ibeo assets in Q1 2023.
As of March 31, 2022, we continue to have no unrecognized tax positions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The information set forth in this report in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” includes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. Such statements may include, but are not limited to, projections of revenues and expenses, and measures of income or loss, status of product development and performance, market opportunity and future demand, partner and customer engagement, strategic plans, future operations, financing needs or plans of MicroVision, Inc. (“we,” “our,” or “us”), as well as assumptions relating to the foregoing. The words “anticipate,” “could,” “believe,” “estimate,” “expect,” “goal,” “may,” “plan,” and similar expressions identify forward-looking statements. Factors that could cause actual results to differ materially from those projected in our forward-looking statements include risk factors identified below in Item 1A.

Overview

MicroVision, Inc. is a global developer of lidar hardware and software solutions focused primarily on automotive lidar and advanced driver-assistance systems (ADAS) markets where we can deliver safe mobility at the speed of life. We develop a suite of light detection and ranging, or lidar, sensors and perception and validation software to the automotive market for ADAS and autonomous vehicle (AV) applications, as well as to complementary markets for non-automotive applications including industrial, robotics and smart infrastructure. Our long history of developing and commercializing the core components of our lidar hardware and related software, combined with the experience of the team recently acquired from Ibeo Automotive Systems (Ibeo) with automotive-grade qualification, provides a potentially compelling advantage over the less-experienced recent entrants into this market.

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

Although our development and productization efforts are now solely focused on our lidar sensors and related software solutions, our revenue in the two fiscal years ended December 31, 2022 was derived from one customer, Microsoft Corporation, related to components that we developed for a high-definition display system. Our arrangement with this customer generates royalty income; however, the volume of sales and resulting royalties from that arrangement are not significant.

We have been unable to secure the customers needed to successfully launch our products. We have incurred substantial losses since inception, and we expect to incur a significant loss during the fiscal year ending December 31, 2023.

Key accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that materially affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We evaluate our estimates on a continuous basis. We base our estimates on historical data, terms of existing contracts, our evaluation of trends in the consumer display and 3D sensing industries, information provided by our current and prospective customers and strategic partners, information available from other outside sources and on various other assumptions we believe to be reasonable under the circumstances. The results form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Except for changes in accounting for business combinations associated with our acquisition of Ibeo assets, there have been no significant changes to our critical accounting judgments, policies, and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of operations

Revenue

(in thousands)	2023	2022	$ change	% change
Three Months Ended March 31,	$782	$350	$432	123.4

Revenues are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We recognize revenue either at a point in time, or over time, depending upon the characteristics of the individual contract. If control of the deliverable(s) occur over time, the revenue is recognized in proportion to the transfer of control. If control passes to the customer only upon completion and transfer of the asset, revenue is recognized at the completion of the contract.

The increase in revenue for the three months ended March 31, 2023 compared to the same period in 2022 was due to activity on contracts obtained in the acquisition of Ibeo assets.

Cost of revenue

(in thousands)	2023	% of product revenue	2022	% of product revenue	$ change	% change
Three Months Ended March 31,	$544	69.6	$4	1.1	$540	13,500.0

Cost of revenue includes the direct and allocated indirect costs of products and services sold to customers. Direct costs include labor, materials, reserves for estimated warranty expenses, and other costs incurred directly, or charged to us by our contract manufacturers, in the manufacture of these products. Indirect costs include labor, overhead, and other costs associated with operating our manufacturing capabilities and our research and development department. Overhead includes the costs of procuring, inspecting and storing material, facility and other costs, and is allocated to cost of revenue based on the proportion of indirect labor which supported revenue activities.

Cost of revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of overhead expense and the volume of direct material purchased. The increase in cost of revenue for the three months ended March 31, 2023 compared to the same period in 2022 was due to increased contract activity and the amortization of intangible assets obtained in the acquisition of Ibeo assets.

Research and development expense

(in thousands)	2023	2022	$ change	% change
Three Months Ended March 31,	$12,692	$7,593	$5,099	67.2

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

The increase in research and development expense during the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to higher salary and benefits expenses related to transferred employees in the acquisition of Ibeo assets of approximately $4.0 million.

Sales, marketing, general and administrative expense

(in thousands)	2023	2022	$ change	% change
Three Months Ended March 31,	$8,737	$5,877	$2,860	48.7

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense during the three months ended March 31, 2023 compared to the same period in 2022 was primarily attributed to higher salary and benefits expenses related to transferred employees in the acquisition of Ibeo assets of approximately $1.6 million and increased professional fees of approximately $1.0 million.

Bargain purchase gain, net of tax

(in thousands)	2023	2022	$ change	% change
Three Months Ended March 31,	$1,706	$—	$1,706	—

During the three months ended March 31, 2023, we recorded a bargain purchase gain related to the acquisition of assets from Ibeo. The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase consideration paid in the transaction.

Liquidity and capital resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At March 31, 2023, we had $23.2 million in cash and cash equivalents and $44.5 million in short-term investment securities.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.

Operating activities

Cash used in operating activities totaled $13.5 million during the three months ended March 31, 2023 compared to cash used in operating activities of $10.9 million during the same period in 2022. Cash used in operating activities resulted primarily from cash used to fund our net loss, after adjusting for non-cash charges such as share-based compensation, depreciation and amortization charges and changes in operating assets and liabilities. The changes in cash used in operating activities were primarily attributed to increased operating expenses to support the development of our lidar sensor.

Investing activities

During the three months ended March 31, 2023, net cash provided by investing activities was $6.3 million compared to net cash used in investing activities of $16.1 million during the three months ended March 31, 2022. During the three months ended March 31, 2023, we purchased short-term investment securities totaling $3.9 million and sold short-term investment securities totaling $22.0 million. During the three months ended March 31, 2022, we purchased short-term investment securities totaling $16.7 million and sold short-term investment securities totaling $1.5 million. During the three months ended March 31, 2023, we made payments totaling $11.2 million related to the acquisition of Ibeo assets. Purchases of property and equipment during the three months ended March 31, 2023 and 2022 were $615,000 and $884,000, respectively.

Financing activities

Net cash provided by financing activities totaled $12.7 million during the three months ended March 31, 2023, compared to net cash used financing activities of $49,000 during the same period of 2022. During the three months ended March 31, 2022, we made principal payments under long-term debt totaling $294,000 related to the loan under the Paycheck Protection Program of the 2020 CARES Act (PPP) administered by the Small Business Administration. Proceeds received from stock option exercises totaled $253,000 during the three months ended March 31, 2022. Principal payments under finance leases were $6,000 during the three months ended March 31, 2023 compared to $8,000 during the three months ended March 31, 2022.

In June 2021, we entered into a $140.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $140.0 million through Craig-Hallum. As of December 31, 2022, we had issued 8.3 million shares of our common stock for net proceeds of $81.8 million under this ATM agreement. During the quarter ended March 31, 2023, we issued 5.0 million shares of our common stock for net proceeds of $12.5 million under the agreement. As of March 31, 2023, we have approximately $43.5 million available under this ATM agreement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and market liquidity risk

As of March 31, 2023, all of our cash and cash equivalents have variable interest rates; however, we believe our exposure to market and interest rate risk is not material. Due to the generally short-term maturities of our investment securities, we believe that the market risk arising from our holdings of these financial instruments is not significant. We do not believe that inflation has had a material effect on our business, financial condition or results of operations; however, we do anticipate our labor costs to increase as a result of inflationary pressures.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of March 31, 2023, our cash and cash equivalents are comprised of short-term highly rated (A rated securities and above) money market savings accounts and our short-term investments are comprised of highly rated corporate and government debt securities (A rated securities and above). The values of cash and cash equivalents and investment securities, available-for-sale as of March 31, 2023, are as follows:

(in thousands)	Amount	Percent
Cash and cash equivalents	$23,187	34.2%
Less than one year	44,544	65.8%

	$67,731	100.0%

Foreign exchange rate risk

Our major contract and collaborative research and development agreements, product sales, and licensing activity payments are currently made in U.S. dollars or Euros. Changes in the relative value of the U.S. dollar to the Euro and other currencies may affect revenue and other operating results as expressed in U.S. dollars. In addition, our international subsidiary financial statements are denominated in Euros. As such, the consolidated financial statements will continue to remain subject to the impact of foreign currency translation as our international operations continue to expand. We may enter into foreign currency hedges to offset material exposure to currency fluctuations when we can adequately determine the timing and amounts of the exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Related to Our Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

•	As of March 31, 2023, we had an accumulated deficit of $701.6 million.

•	We incurred net losses of $682.5 million from inception through 2022, and a net loss of $19.0 million during the three months ended March 31, 2023.

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

Risks Related to our Financial Statements and Results

Our revenue is generated from a small number of customers, and losing a significant customer could have a negative impact on our revenue.

For the three months ended March 31, 2023, one commercial customer accounted for $366,000 in revenue, representing 46% of our total revenue, a second commercial customer accounted for $192,000 in revenue, representing 24% of our total revenue, and a third commercial customer accounted for $83,000 in revenue, representing 10% of our total revenue. For the three months ended March 31, 2022, one customer accounted for $350,000 in revenue, representing 100% of our total revenue. The loss of a significant customer could negatively affect our revenue.

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

Our stock price has fluctuated significantly in the past, and may continue to be volatile in the future. Over the 52-week period ending May 5, 2023, our common stock has traded at a low of $1.82 and a high of $5.96. We may continue to experience sustained depression or substantial volatility in our stock price in the foreseeable future unrelated to our operating performance or prospects. For the fiscal year ended December 31, 2022, we incurred a loss per share of $(0.32).

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

On May 5, 2023, the closing price of our common stock was $2.18 per share.

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

The adverse impacts of the pandemic on our business thus far and on our future financial performance include, but are not limited to:

•	difficulties in our ability to raise capital,

•	delays to our technology development plans and timelines,

•	significant declines or delays in revenue or development efforts due to supply chain disruptions,

•	obstacles or delays in meeting with potential customers and partners or entering into agreements with them, and

•	challenges to our operating effectiveness resulting from employees working remotely, or being ill and unable to work.

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

MicroVision, Inc.

Date: May 10, 2023	By	/s/ Sumit Sharma
Sumit Sharma
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2023	By	/s/ Anubhav Verma
Anubhav Verma
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)