Form 10-Q
period 2023-06-30
MICROVISION, INC.
filed 2023-08-09
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
of the Exchange Act).
YES  ☐    NO  ☒
The number of shares of the registrant’s common stock outstanding as of August 4, 2023 was 187,783,274.

PART I.
ITEM 1. FINANCIAL STATEMENTS
MicroVision, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$62,308	$20,536
Investment securities, available-for-sale	31,565	62,173
Restricted cash, current	3,263	—
Accounts receivable, net	821	—
Inventory	2,933	1,861
Advance to Ibeo	—	4,132
Deferred tax current	53	—
Other current assets	2,332	2,306

Total current assets	103,275	91,008
Property and equipment, net	9,949	6,830
Operating lease right-of-use asset	14,422	14,579
Restricted cash	961	1,418
Intangible assets, net	18,321	75
Non-current deferred tax assets	392	—
Other assets	1,335	1,086

Total assets	$148,655	$114,996

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,890	$2,061
Accrued liabilities	6,595	2,058
Accrued liability for Ibeo business combination	6,191	—
Contract liabilities	5,729	4,601
Current portion of operating lease liability	2,285	1,846
Current portion of finance lease obligations	8	21
Other current liabilities	—	839

Total current liabilities	22,698	11,426
Operating lease liability, net of current portion	13,371	13,829
Other long-term liabilities	81	—

Total liabilities	36,150	25,255

Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock, par value $0.001; 25,000 shares authorized; no and no shares issued and outstanding	—	—
Common stock, par value $0.001; 310,000 shares authorized; 187,620 and 170,503 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	188	171
Additional paid-in capital	835,410	772,221
Subscriptions receivable	(925)	—
Accumulated other comprehensive loss	(8)	(127)
Accumulated deficit	(722,160)	(682,524)

Total shareholders’ equity	112,505	89,741

Total liabilities and shareholders’ equity	$148,655	$114,996

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$329	$314	$1,111	$664
Cost of Revenue	701	18	1,245	22

Gross profit	(372)	296	(134)	642

Research and development expense	13,851	7,700	26,543	15,293
Sales, marketing, general and administrative expense	9,692	6,265	18,429	12,142
Gain on disposal of fixed assets	(15)	—	(15)	—

Total operating expenses	23,528	13,965	44,957	27,435

Loss from operations	(23,900)	(13,669)	(45,091)	(26,793)
Bargain purchase gain, net of tax	—	—	1,706	—
Other income	3,570	72	4,209	28

Net loss before taxes	(20,330)	(13,597)	(39,176)	(26,765)
Income tax expense	(279)	—	(460)	—

Net loss	$(20,609)	$(13,597)	$(39,636)	$(26,765)

Net loss per share - basic and diluted	$(0.12)	$(0.08)	$(0.23)	$(0.16)

Weighted-average shares outstanding - basic and diluted	177,302	165,238	176,009	164,902

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(20,609)	$(13,597)	$(39,636)	$(26,765)
Other comprehensive loss:
Unrealized loss on investment securities, available-for-sale	18	(54)	95	(159)
Foreign currency translation adjustments	(83)	—	24	—

Total comprehensive income (loss)	(65)	(54)	119	(159)

Comprehensive loss	$(20,674)	$(13,651)	$(39,517)	$(26,924)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		other		Total
		Par	paid-in	Subscriptions	comprehensive	Accumulated	shareholders’
	Shares	value	capital	receivable	loss	deficit	equity
Balance at March 31, 2023	176,026	$176	$787,856	$—	$57	$(701,551)	$86,538
Share-based compensation expense	536	1	3,477	—	—	—	3,478
Exercise of options	180	—	168	—	—	—	168
Sales of common stock, net	10,878	11	43,909	(925)	—	—	42,995
Net loss	—	—	—	—	—	(20,609)	(20,609)
Other comprehensive loss	—	—	—	—	(65)	—	(65)

Balance at June 30, 2023	187,620	$188	$835,410	$(925)	$(8)	$(722,160)	$112,505

Balance at January 1, 2023	170,503	$171	$772,221	$—	$(127)	$(682,524)	$89,741
Share-based compensation expense	999	1	6,426	—	—	—	6,427
Exercise of options	180	—	168	—	—	—	168
Sales of common stock, net	15,938	16	56,595	(925)	—	—	55,686
Net loss	—	—	—	—	—	(39,636)	(39,636)
Other comprehensive income	—	—	—	—	119	—	119

Balance at June 30, 2023	187,620	$188	$835,410	$(925)	$(8)	$(722,160)	$112,505

Balance at March 31, 2022	164,887	$165	$746,028	$—	$(124)	$(642,601)	$103,468
Share-based compensation expense	423	—	4,120	—	—	—	4,120
Exercise of options	128	—	163	—	—	—	163
Net loss	—	—	—	—	—	(13,597)	(13,597)
Other comprehensive loss	—	—	—	—	(54)	—	(54)

Balance at June 30, 2022	165,438	$165	$750,311	$—	$(178)	$(656,198)	$94,100

Balance at January 1, 2022	164,363	$164	$742,042	$—	$(19)	$(629,433)	$112,754
Share-based compensation expense	757	1	7,853	—	—	—	7,854
Exercise of options	318	—	416	—	—	—	416
Net loss	—	—	—	—	—	(26,765)	(26,765)
Other comprehensive loss	—	—	—	—	(159)	—	(159)

Balance at June 30, 2022	165,438	$165	$750,311	$—	$(178)	$(656,198)	$94,100

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2023	2022

Cash flows from operating activities
Net loss	$(39,636)	$(26,765)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4,151	901
Bargain purchase gain, net of tax	(1,706)	—
Gain on disposal of fixed assets	(15)	—
Impairment of property and equipment	12	60
Inventory write-downs	56	17
Share-based compensation expense	6,815	7,854
Non-cash interest expense	—	9
Net accretion of premium on short-term investments	(695)	269
Change in:
Accounts receivable	(821)	—
Inventory	69	(70)
Other current and non-current assets	(31)	1,213
Accounts payable	246	(1,874)
Accrued liabilities	4,138	246
Contract liabilities and other current liabilities	(1,692)	(1,845)
Operating lease liabilities	(1,096)	(619)
Other long-term liabilities	81	—

Net cash used in operating activities	(30,124)	(20,604)

Cash flows from investing activities
Sales of investment securities	48,700	14,500
Purchases of investment securities	(17,302)	(38,134)
Cash paid for Ibeo business combination	(11,233)	—
Purchases of property and equipment	(1,484)	(1,128)

Net cash provided by (used in) investing activities	18,681	(24,762)

Cash flows from financing activities
Principal payments under finance leases	(13)	(15)
Principal payments under long-term debt	—	(392)
Proceeds from stock option exercises	168	416
Net proceeds from issuance of common stock	55,866	—

Net cash provided by financing activities	56,021	9

Change in cash, cash equivalents, and restricted cash	44,578	(45,357)
Cash, cash equivalents, and restricted cash at beginning of period	21,954	83,739

Cash, cash equivalents, and restricted cash at end of period	$66,532	$38,382

Supplemental schedule of non-cash investing and financing activities
Non-cash additions to property and equipment	$167	$255

Amounts issued to escrow for acquisition consideration	$3,263	$—

Accrued financing fees	$180	$—
Issuance of common stock for subscription receivable	$925	$—

Foreign currency translation adjustments	$24	$—

Unrealized gain (loss) in investment securities, available-for-sale	$95	$159

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$62,308	$20,536
Restricted cash, current	3,263	—
Restricted cash	961	1,418

Cash, cash equivalents and restricted cash	$66,532	$21,954

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. MANAGEMENT’S STATEMENT
The Condensed Consolidated Balance Sheets as of June 30, 2023, the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss and the Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2023 and 2022, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, have been prepared by MicroVision, Inc. (“we” or “our”) and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at June 30, 2023 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (SEC). The year-end
condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these Condensed Consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.
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
We completed the acquisition of Ibeo Automotive Systems GmbH (“Ibeo”) assets on January 31, 2023 pursuant to the terms and subject to the conditions of the Asset Purchase Agreement, dated December 1, 2022, and amended as of January 31, 2023, by and between our wholly owned subsidiary, MicroVision GmbH organized under the laws of The Federal Republic of Germany, and Ibeo for a purchase price of EUR 15.0 million, or approximately $16.3 million, subject to potential reduction on the terms set forth in the Asset Purchase Agreement. Pursuant to the Asset Purchase Agreement, the purchase price also included advanced funds to Ibeo so that it could continue its operations while in insolvency during the period between signing and closing. Specifically, we advanced to Ibeo EUR 3.9 million, or approximately $4.1 million in December 2022; EUR 2.7 million, or approximately $3.0 million in January 2023; and EUR 599,000, or approximately $650,000 in February 2023 shortly after the closing. These fund advances included amounts related to headcount reductions carried out by Ibeo management, decreasing the number of employees to transfer in connection with the acquisition to approximately 250 employees. These headcount reduction costs of EUR 2.3 million, or approximately $2.5 million, were reimbursed to MicroVision by way of deduction from the purchase price in accordance with the Asset Purchase Agreement.
We have incurred significant losses since inception. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities.
At June 30, 2023, we had total liquidity of $93.9 million including $62.3 million in cash and cash equivalents and $31.6 million in short-term investment securities. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.
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
The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
Numerator:
Net loss available for common shareholders - basic and diluted	$(20,609)	$(13,597)	$(39,636)	$(26,765)

Denominator:
Weighted-average common shares outstanding - basic and diluted	177,302	165,238	176,009	164,902

Net loss per share - basic and diluted	$(0.12)	$(0.08)	$(0.23)	$(0.16)

For the three and six months ended June 30, 2023 and 2022, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive: outstanding options exercisable into a total of 752,000 and 1,153,000 shares of common stock, respectively, and 9,626,000 and 9,788,000 nonvested restricted and performance stock units, respectively.
3. BUSINESS COMBINATION
On January 31, 2023, we completed the acquisition of certain net assets of Ibeo, a lidar hardware and software provider based in Hamburg, Germany. The purpose of the acquisition was to acquire certain Ibeo assets, intellectual property, and teams, which will enable us to expand our total addressable market and diversify our revenue profile.
Total consideration related to this transaction, subject to settlement of working capital adjustments, was approximately EUR 19.9 million or $21.6 million, consisting of approximately (i) EUR 7.0 million or $7.6 million in cash paid at closing, (ii) EUR 6.6 million or $7.1 million in cash advanced to Ibeo prior to closing, (iii) EUR 3.0 million or $3.3 million held in escrow for 13 months to be available to cover properly established claims by MicroVision, (iv) EUR
0.6 million or $0.7 million in costs paid on behalf of the seller, and (v) EUR 2.7 million or $2.9 million in cash held back at closing and to be offset by any working capital adjustments, which the parties continue to work through. The remaining balance of EUR 2.7 million will be paid once the seller has accepted and approved all the associated holdback calculations. In addition, we incurred $
0.6 million of acquisition-related costs associated with the acquisition during the three months ended March 31, 2023, which were included in Sales, marketing, general and administrative expense.

The transaction has been accounted for as a business combination. The results of operations for the acquisition are included in our consolidated financial statements from the date of acquisition onwards.
The following table summarizes the preliminary purchase price allocation to assets acquired and liabilities assumed (in thousands):

	Amount	Weighted Average Useful Life (in years)
Purchase consideration:
Cash paid at closing (1)	$8,245
Cash in escrow (2)	3,263
Holdback amount (3)	2,928
Advances to Ibeo (4)	7,120

Total purchase consideration	$21,556

Inventory	$1,197
Other current assets	703
Operating lease right-of-use asset	234
Property and equipment, net	5,330
Intangible assets:
Acquired technology	17,987	13
Order backlog	26	1
Contract liabilities	(1,178)
Operating lease liabilities	(234)
Deferred tax liabilities	(803)

Total identifiable net assets	$23,262

Bargain purchase gain (1)	(1,706)

(1)	Represents $ 7.6 million in cash paid at closing and $ 0.7 million in cash paid shortly after close.

(2)	Recorded as restricted cash and accrued liability to Ibeo in our condensed consolidated balance sheet.

(3)	Recorded in accrued liability to Ibeo in our condensed consolidated balance sheet.

(4)	Represents $ 4.1 million and $ 3.0 million in cash advanced to Ibeo in December 2022 and January 2023, respectively.

(5)
The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase consideration and is included in bargain pu
rchase gain in the Condensed Consolidated Statement of Operations. The bargain purchase gain was attributable to the negotiation process with Ibeo during its insolvency proceedings resulting in cash consideration paid being less than the fair value of the net assets.

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

Revenue and net loss from the acquisition included in our condensed consolidated statement of operations through June 30, 2023 is $1.1 million and $15.1 million, respectively.
Supplemental Unaudited Pro Forma Information
The below unaudited pro forma financial information summarizes the combined results of operations for the Company and Ibeo as if the acquisition had been completed on January 1, 2022. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2022 or the results of our future operations of the combined businesses. Nonrecurring pro forma adjustments include:

•	Recognition of the bargain purchase gain as if incurred in the first quarter of 2022;

•	Acquisition-related costs of $ 1.1 million are assumed to have been incurred on January 1, 2022.
The following table summarizes the unaudited pro forma results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
Total revenue	$329	2,796	1,660	5,517
Net loss	(20,609)	(28,661)	(42,235)	(57,088)
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

Disaggregation of revenue
The following table provides information about disaggregated revenue by timing of revenue recognition, (in thousands):

	Three Months Ended June 30, 2023
	Product revenue	License and royalty revenue	Contract revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$261	$—	$—	$261
Product and services transferred over time	—	—	68	68

Total	$261	$—	$68	$329

	Six Months Ended June 30, 2023
	Product revenue	License and royalty revenue	Contract revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$851	$—	$—	$851
Product and services transferred over time	—	—	260	260

Total	$851	$—	$260	$1,111

	Three Months Ended June 30, 2022
	Product revenue	License and royalty revenue	Contract revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$—	$314	$—	$314
Product and services transferred over time	—	—	—	—

Total	$—	$314	$—	$314

	Six Months Ended June 30, 2022
	Product revenue	License and royalty revenue	Contract revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$—	$664	$—	$664
Product and services transferred over time	—	—	—	—

Total	$—	$664	$—	$664

Contract balances
Under Topic 606, our rights to consideration are presented separately depending on whether those rights are conditional or unconditional. We present our unconditional rights to consideration as “accounts receivable” in our Balance Sheet.
Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	June 30, 2023	December 31, 2022	$Change	% Change
Contract assets	$—	$—	$—	—
Contract liabilities	5,729	4,601	1,128	24.5

Net contract assets (liabilities)	$5,729	$4,601	$1,128	24.5

In April 2017, we signed a contract with Microsoft Corporation to develop an LBS display system. Under the agreement, we received an upfront payment of $10.0 million. As of December 31, 2022, we had applied $5.4 million against the contract liability. During the three and six months ended June 30, 2023, we applied $0 against the contract liability with this customer.
In connection with our January 2023 acquisition of assets from Ibeo, we assumed contract liabilities totaling approximately $1.2 million. During the three and six months ended June 30, 2023, we recognized revenue totaling $27,000 and $137,000 respectively, against the contract liability with the customer.
Contract acquisition costs
We are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. We currently do not pay any commissions upon the signing of a contract; therefore, no commission cost has been incurred as of June 30, 2023 and 2022.
Transaction price allocated to the remaining performance obligations
The $10.0
million upfront payment received from our customer as noted above was being recognized as revenue as component sales were transferred to the customer. Under the new arrangement reached in March 2020, the royalties we expect to earn will be applied against the remaining prepayment. Because we do not have information on projected future shipments by our customer, we are not able to estimate the timing of revenue recognition related to the remaining performance obligations; however, the underlying agreement is scheduled to expire on December 31, 2023. The $
4.6
million contract liability at June 30, 2023 is classified as a current liability on our balance sheet. It is unclear at this time whether recognition of revenue may extend beyond the next twelve months.
The remaining balance of the contract liabilities assumed in our acquisition of assets from Ibeo was approximately $1.0 million as of June 30, 2023.
The following table provides information about the estimated timing of revenue recognition (in thousands):

	Remainder of 2023	2024
Revenue	$1,128	$—
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

The valuation inputs hierarchy classification for assets measured at fair value on a recurring basis are summarized below as of June 30, 2023 and December 31, 2022 (in thousands). These tables do not include cash held in our money market savings accounts.

As of June 30, 2023	Level 1	Level 2	Level 3	Total
Assets
Corporate debt securities	$—	$8,629	$—	$8,629
U.S. Treasury securities	—	22,936	—	22,936

	$—	$31,565	$—	$31,565

As of December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Corporate debt securities	$—	$15,500	$—	$15,500
U.S. Treasury securities	—	46,673	—	46,673

	$—	$62,173	$—	$62,173

Our short-term investments are summarized below as of June 30, 2023 and December 31, 2022 (in thousands).

				Investment
	Cost/	Gross	Gross	Securities,
	Amortized	Unrealized	Unrealized	Available-
	Cost	Gains	Losses	For-Sale
As of June 30, 2023
Assets
Corporate debt securities	$8,645	$—	$(16)	$8,629
U.S. Treasury securities	22,952	1	(17)	22,936

	$31,597	$1	$(33)	$31,565

				Investment
	Cost/	Gross	Gross	Securities,
	Amortized	Unrealized	Unrealized	Available-
	Cost	Gains	Losses	For-Sale
As of December 31, 2022
Assets
Corporate debt securities	$15,538	$—	$(38)	$15,500
U.S. Treasury securities	46,762	2	(91)	46,673

	$62,300	$2	$(129)	$62,173

The maturities of the investment securities
available-for-sale
as of June 30, 2023 and December 31, 2022 are shown below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of June 30, 2023
Maturity date
Less than one year	$31,597	$1	$(33)	$31,565

	$31,597			$31,565

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2022
Maturity date
Less than one year	$62,300	$2	$(129)	$62,173

	$62,300			$62,173

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of June 30, 2023 and December 31, 2022 (in thousands):

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
As of June 30, 2023
Corporate debt securities	$6,440	$(16)	$—	$—	$6,440	$(16)
U.S. Treasury securities	17,258	(17)	—	—	17,258	(17)

	$23,698	$(33)	$—	$—	$23,698	$(33)

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
As of December 31, 2022
Corporate debt securities	$12,295	$(38)	$—	$—	$12,295	$(38)
U.S. Treasury securities	34,530	(91)	—	—	34,530	(91)

	$46,825	$(129)	$—	$—	$46,825	$(129)

6. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND SUPPLIERS
Concentration of credit risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and investment securities. As of June 30, 2023, our cash and cash equivalents are comprised of operating checking accounts and short-term highly rated money market savings accounts. Our short-term investments are comprised of highly rated corporate bonds and U.S. Treasury securities.
Concentration of major customers and suppliers
For the three months ended June 30, 2023, two commercial customers accounted for $65,000 each in revenue, representing 40% of our total revenue, a third commercial customer accounted for $54,000 in revenue, representing 17% of our total revenue, and a fourth commercial customer accounted for $52,000 in revenue, representing 16% of our total revenue. For the six months ended June 30, 2023, one commercial customer accounted for $364,000 in revenue, representing 33% of our total revenue, a second commercial customer accounted for $246,000 in revenue, representing 22% of our total revenue, and a third commercial customer accounted for $128,000 in revenue, representing 11% of our total revenue. For the three and six months ended June 30, 2022, one customer accounted for $314,000 and $664,000 in revenue, respectively, representing 100% of our total revenue for each period.
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

7. FINANCIAL STATEMENT COMPONENTS
The following financial statement components changed significantly as a result of our January 2023 acquisition of assets from Ibeo.
Inventory
Inventory consists of the following:

(in thousands)	June 30, 2023	December 31, 2022
Raw materials	$1,499	$1,556
Work in process	305	—
Finished goods	1,129	305

	$2,933	$1,861

Inventory is computed using the
first-in,
first-out
(FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.
Property and equipment
Property and equipment consists of the following:

(in thousands)	June 30, 2023	December 31, 2022
Production equipment	$6,140	$6,140
Leasehold improvements	3,843	3,789
Computer hardware and software/lab equipment	11,916	10,515
Office furniture and equipment	5,196	1,804

	27,095	22,248
Less: Accumulated depreciation	(17,146)	(15,418)

	$9,949	$6,830

Depreciation expense was $479,000 and $151,000 for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $1.7 million and $
380,000 for the six months ended June 30, 2023 and 2022, respectively.
Intangible assets
The components of intangible assets were as follows:

As of June 30, 2023	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average Remaining
(in thousands)	Amount	Amortization	Amount	Period (Years)
Acquired technology	$19,997	$1,676	$18,321	13
Backlog	26	—	26	1

	$20,023	$1,676	18,347

As of December 31, 2022	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average Remaining
(in thousands)	Amount	Amortization	Amount	Period (Years)
Acquired technology	$951	$876	$75	4

	$951	$876	$75

Amortization expense was $564,000 and $10,000 for the three months ended June 30, 2023 and 2022, respectively. Amortization expense was $906,000 and $20,000 for the six months ended June 30, 2023 and 2022, respectively.
The following table outlines our estimated future amortization expense related to intangible assets held at June 30, 2023 by line item on the statement of operations (in thousands):

		Research and
	Cost of	Development
Years Ended December 31,	Revenue	Expense	Total
2023	$1,694	$16	$1,710
2024	1,548	22	1,570
2025	1,548	14	1,562
2026	1,548	7	1,555
Thereafter	11,924	—	11,924

	$18,262	$59	$18,321

8. SHARE-BASED COMPENSATION
We issue share-based compensation to employees in the form of stock options, restricted stock units (RSUs), and performance stock units (PSUs). We account for the share-based awards by recognizing the fair value of share-based compensation expense on a straight-line basis over the service period of the award, net of estimated forfeitures. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model. The fair value of RSUs and non-executive
PSUs is determined by the closing price of our common stock on the grant date or the period end date for the awards that are being measured by the service inception date. Changes in estimated inputs or using other option valuation methods may result in materially different option values and share-based compensation expense.
The following table summarizes the amount of share-based compensation expense by line item on the statements of operations:

Share-based compensation expense	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development expense	$1,486	$2,018	$2,244	$3,851
Sales, marketing, general and administrative expense	2,380	2,102	4,571	4,003

	$3,866	$4,120	$6,815	$7,854

Options activity and positions
The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2023:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2023	752,000	$1.35	5.1	$2,504,000
Exercisable as of June 30, 2023	752,000	$1.35	5.1	$2,504,000
As of June 30, 2023, there is no unrecognized share-based employee compensation related to stock options.
Restricted stock activity and positions
The following table summarizes activity and positions with respect to RSUs and PSUs for the six months ended June 30, 2023:

	Shares	Weighted-average price
Unvested as of December 31, 2022	8,866,000	$3.85
Granted	2,000,000	$4.08
Vested	(939,000)	$9.18
Forfeited	(301,000)	$9.69

Unvested as of June 30, 2023	9,626,000	$3.20

During the six months ended June 30, 2023, we issued 1.4 million PSUs to non-executive
employees subject to the achievement of development goals. These shares are liabilities subject to mark-to-market
accounting as the number of shares was not fixed when issued.
One-third
of these shares will vest in connection with 2023 achievement of the milestones and the remaining two-thirds
will vest over two years from June 30, 2023.
During the six months ended June 30, 2023, we issued 106,000 shares
for the partial achievement of internal performance milestones during the fourth quarter of 2022. These shares were valued based on the closing price of our common stock on the dates of grant and vest quarterly over two years. We had canceled 426,000 PSUs in the fourth quarter of 2022 related to the same internal performance milestones.
During the six months ended June 30, 2023, we issued 256,000 time-based RSUs to non-executive
employees for promotion, retention, and new hire grants. These shares were valued based on the closing price of our common stock on the dates of grant. These shares vest over three or four years from the date of grant.
During the six months ended June 30, 2023, we issued 275,000 time-based RSUs to independent directors for annual
equity compensation. These shares were valued based on the closing price of our common stock on the dates of grant. These shares vest quarterly, with the final installment vesting the earlier of the one year anniversary of the grant date or the day before the next annual meeting.
As of June 30, 2023, our unrecognized share-based compensation related to RSUs was $8.3 million, which we plan to expense
over the next 1.5 years. Our unrecognized share-based compensation related to the executive PSUs was $6.6 million, which we plan to expense over the next 2.2 years and our unrecognized share-based compensation related to the non-executive
PSUs was $6.1 million, which we plan to expense over the next 1.2 years.
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
9. LEASES
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
In September 2021, we entered into a second office lease with Redmond East Office Park LLC, pursuant to which we will lease approximately 36,062 square feet of space located in Redmond, Washington that we will use primarily for product testing and lab space. The lease provides for an initial term of 120 months that commenced on December 1, 2022. Pursuant to the lease, annual base rent will be approximately $1.1 million for the first year and is subject to annual increases of 3.0%. In addition to base rent, we will pay additional rent comprised of our proportionate share of any operating expenses, real estate taxes, and management fees. We have the option to extend the term for one ten-year renewal period, provided that the rent would be subject to market adjustment at the beginning of the renewal term. The total minimum lease payments related to this lease are $13.0 million. During the quarter ended June 30, 2023, we received a payment of $
3.0
million as an incentive to terminate our previous building lease. The gain is recorded as other income in our statement of operations.
In April 2022, we entered into an office lease with Universal-Investment-Gesellschaft mbH, a German inves
t
ment company, pursuant to which we lease approximately 3,533 square feet of space located in Nuremberg, Germany that we use primarily for product testing for engineering and development activities. The lease provides for a term of 60 months that commenced May 1, 2022. Pursuant to the lease, annual base rent is approximately $76,000 per year. The total minimum lease payments related to this lease is approximately $380,000.
In September 2022, we entered into a second office lease with Universal-Investment-Gesellschaft mbH, a German investment company, pursuant to which we lease approximately 3,810 square feet of space located in Nuremberg, Germany that we use primarily for general office space for business development activities. The lease provides for a term of 60 months that commenced November 15, 2022. Pursuant to the lease, annual base rent is approximately $92,000 per year. The total minimum lease payments related to this lease is approximately $461,000.
In connection with our January 2023 acquisition of assets from Ibeo, we assumed three leases in Hamburg, Germany. One lease is with IntReal International Real Estate Kapitalverwaltungsgesellschaft and covers approximately 5,511 square feet of space for IT network equipment through December 31, 2026. Pursuant to the lease, annual base rent is approximately $65,000 per year. The total remaining minimum lease payments related to this lease are approximately $259,000. During the quarter ended March 31, 2023, we recorded a right-of-use
asset in the amount of $234,000 on our balance sheet. A second lease is with Neuer Holtigbaum and covers approximately 32,529 square feet of office space and long-range laser testing space through August 2023. The total remaining minimum lease payments related to this lease are approximately $190,000. The third lease is with BG BAU Berufsgenossenschaft der Bauwirtschaft and covers approximately 13,127 square feet of garage space to house our test and demonstration vehicles
through May 31, 2024. The total remaining minimum lease payments related to this lease are approximately $146,000.
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2023	2022	2023	2022
Operating lease expense	$592	$257	$1,282	$501

Finance lease expense:
Amortization of leased assets	6	6	12	14
Interest on lease liabilities	—	—	—	1

Total finance lease expense	6	6	12	15

Total lease expense	$598	$263	$1,294	$516

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,

(in thousands)	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,096	619
Operating cash flows from finance leases	—	1
Financing cash flows from finance leases	13	15
Supplemental balance sheet information related to leases was as follows:

(in thousands)	June 30, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$14,422	$14,579

Current portion of operating lease liability	2,285	1,846
Operating lease liability, net of current portion	13,371	13,829

Total operating lease liabilities	$15,656	$15,675

Finance leases
Property and equipment, at cost	$112	$112
Accumulated depreciation	(89)	(80)

Property and equipment, net	$23	$32

Current portion of finance lease obligations	$8	$21
Finance lease obligations, net of current portion	—	—

Total finance lease liabilities	$8	$21

Weighted Average Remaining Lease Term
Operating leases	9.0 years	9.6 years
Finance leases	0.3 years	0.8 years
Weighted Average Discount Rate
Operating leases	4.6%	4.6%
Finance leases	5.6%	6.3%
As of June 30, 2023, maturities of lease liabilities were as follows:

(in thousands)	Operating	Finance
Years Ended December 31,	leases	leases
2023	$1,282	$8
2024	2,055	—
2025	2,001	—
2026	2,027	—
Thereafter	11,634	—

Total minimum lease payments	18,999	8
Less: amount representing interest	(3,343)	—

Present value of capital lease liabilities	$15,656	$8

10. COMMITMENTS AND CONTINGENCIES
Litigation
We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows.
11. COMMON STOCK
In June 2021, we entered into a $
140.0
million ATM equity offering agreement with Craig-Hallum. Under the agreement we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $
140.0
million through Craig-Hallum. As of December 31, 2022, we had issued 8.3 million shares of our common stock for net proceeds of $81.8 million under this ATM agreement. During the quarter ended March 31, 2023, we issued 5.0 million shares of our common stock for net proceeds of $12.5 million under the agreement. The sales agreement was terminated in June 2023.
In June 2023, we entered into a
$
45.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement, we are
able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $45.0 million through Craig-Hallum. As of June 30, 2023, we had completed sales under such sales agreement, having sold 10.9 million shares for net proceeds of $43.9 million. As of June 30, 2023, we had issued 257,000 shares for net proceeds of $925,000 that was received in July 2023. The $925,000 is classified as subscriptions receivable on our June 30, 2023 balance sheet and is not included in the cash balance as of June 30, 2023. No further shares are available for sales under this agreement.
12. INCOME TAXES
We recognized income tax expense of $279,000 and $0
during the quarters ended June 30, 2023 and 2022, respectively. The income tax expense for the six months ended June 30, 2023 was largely the result of income in foreign jurisdictions, partially offset by a deferred income tax benefit generated by the reduction to a deferred tax liability created as a result of the acquisition of Ibeo assets in Q1 2023. The change in income tax expense during the quarter ended June 30, 2023 was largely the result of profitability in our foreign jurisdictions related to the Ibeo acquisition.
As of June 30, 202
3
, we continue to have
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

In addition to our dynamic-range and long-range MAVIN sensor and perception software solution for the automotive market, our product suite includes our short-range flash-based MOVIA lidar sensor, for automotive and industrial applications, including smart infrastructure, robotics, and other commercial segments. Also, our validation software tool, the MOSAIK suite, is used by OEMs and other customers including Tier 1s for validating vehicle sensors for ADAS and AV applications. The tool includes software that automates the manual data classification or annotation process, significantly reducing the time and resources required by OEMs to validate their ADAS and AV systems.

In the recent past, we developed micro-display concepts and designs for use in head-mounted augmented reality, or AR, headsets and developed a 1440i MEMS module supporting AR headsets. We also developed an interactive display solution targeted at the smart speakers market and a small consumer lidar sensor for use indoors with smart home systems.

Although our development and productization efforts are now solely focused on our lidar sensors and related software solutions, our revenue in the fiscal year ended December 31, 2022 was derived from one customer, Microsoft Corporation, related to components that we developed for a high-definition display system. Our arrangement with this customer generates royalty income; however, the volume of sales and resulting royalties from that arrangement are not significant.

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

Results of operations

Revenue

(in thousands)	2023	2022	$change	% change
Three Months Ended June 30,	$329	$314	$15	4.8
Six Months Ended June 30,	1,111	664	447	67.3

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

The increase in revenue for the three and six months ended June 30, 2023 compared to the same period in 2022 was due to activity on contracts obtained in the acquisition of Ibeo assets.

Cost of revenue

(in thousands)	2023	% of product revenue	2022	% of product revenue	$change	% change
Three Months Ended June 30,	$701	213.1	$18	5.7	$683	(3,794.4)
Six Months Ended June 30,	1,245	112.1	22	3.3	1,223	(5,559.1)

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

Cost of revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of overhead expense and the volume of direct material purchased. The increase in cost of revenue for the three and six months ended June 30, 2023 compared to the same period in 2022 was due to increased contract activity and the amortization of intangible assets obtained in the acquisition of Ibeo assets.

Research and development expense

(in thousands)	2023	2022	$change	% change
Three Months Ended June 30,	$13,851	$7,700	$6,151	79.9
Six Months Ended June 30,	26,543	15,293	11,250	73.6

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

The increase in research and development expense during the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to higher salary and benefits expenses of approximately $5.6 million mostly related to transferred employees in the acquisition of Ibeo assets. The increase in research and development expense during the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to higher salary and benefits expenses of $10.7 million mostly related to transferred employees in the acquisition of Ibeo assets, higher depreciation of $1.1 million offset by decrease in non-cash compensation expense of approximately $1.6 million.

Sales, marketing, general and administrative expense

(in thousands)	2023	2022	$change	% change
Three Months Ended June 30,	$9,692	$6,265	$3,427	54.7
Six Months Ended June 30,	18,429	12,142	6,287	51.8

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense during the three months ended June 30, 2023 compared to the same period in 2022 was primarily attributed to higher salary and benefits expenses of approximately of $1.5 million mostly related to transferred employees in the acquisition of Ibeo assets, increased professional fees of approximately $738,000 and increased non-cash compensation expense of approximately $276,000. The increase in sales, marketing, general and administrative expense during the six months ended June 30, 2023 compared to the same period in 2022 was primarily attributed to higher salary and benefits expenses of approximately $2.7 million mostly related to transferred employees in the acquisition of Ibeo assets, increased professional fees of approximately $1.5 million, increased depreciation expense of $600,000 and increased non-cash compensation expense of $567,000.

Bargain purchase gain, net of tax

(in thousands)	2023	2022	$change	% change
Three Months Ended June 30,	$—	$—	$—	—
Six Months Ended June 30,	1,706	—	1,706	—

During the six months ended June 30, 2023, we recorded a bargain purchase gain related to the acquisition of assets from Ibeo. The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase consideration paid in the transaction.

Other income

(in thousands)	2023	2022	$change	% change
Three Months Ended June 30,	$3,570	$72	$3,498	4,858.3
Six Months Ended June 30,	4,209	28	4,181	14,932.1

The increase in other income during the three and six months ended June 30, 2023 compared to the same period in 2022 is due to a payment of $3.0 million as an incentive to terminate our previous building lease. The remainder of the increase is primarily due to income from investment securities.

Liquidity and capital resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At June 30, 2023, we had $62.3 million in cash and cash equivalents and $31.6 million in short-term investment securities.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.

Operating activities

Cash used in operating activities totaled $30.1 million during the six months ended June 30, 2023 compared to cash used in operating activities of $20.6 million during the same period in 2022. Cash used in operating activities resulted primarily from cash used to fund our net loss, after adjusting for non-cash charges such as share-based compensation, depreciation and amortization charges and changes in operating assets and liabilities. The changes in cash used in operating activities were primarily attributed to increased operating expenses to support the development of our lidar sensor.

Investing activities

During the six months ended June 30, 2023, net cash provided by investing activities was $18.7 million compared to net cash used in investing activities of $24.8 million during the six months ended June 30, 2022. During the six months ended June 30, 2023, we purchased short-term investment securities totaling $17.3 million and sold short-term investment securities totaling $48.7 million. During the three months ended March 31, 2023, we made payments totaling $11.2 million related to the acquisition of Ibeo assets. Purchases of property and equipment during the six months ended June 30, 2023 and 2022 were $1.5 million and $1.1 million, respectively.

Financing activities

Net cash provided by financing activities totaled $56.0 million during the six months ended June 30, 2023, compared to net cash provided by financing activities of $9,000 during the same period of 2022. During the six months ended June 30, 2022, we made principal payments under long-term debt totaling $392,000 related to the loan under the Paycheck Protection Program of the 2020 CARES Act (PPP) administered by the Small Business Administration. Proceeds received from stock option exercises totaled $168,000 during the six months ended June 30, 2023 compared to $416,000 during the same period of 2022. Principal payments under finance leases were $13,000 during the six months ended June 30, 2023 compared to $15,000 during the six months ended June 30, 2022.

In June 2021, we entered into a $140.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $140.0 million through Craig-Hallum. As of December 31, 2022, we had issued 8.3 million shares of our common stock for net proceeds of $81.8 million under this ATM agreement. During the quarter ended March 31, 2023, we issued 5.0 million shares of our common stock for net proceeds of $12.5 million under the agreement. This sales agreement was terminated in June 2023.

In June 2023, we entered into a $45.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement, we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $45.0 million through Craig-Hallum. As of June 30, 2023, we had completed sales under such sales agreement, having sold 10.9 million shares for net proceeds of $43.9 million. Due to the time required to settle stock sales, all remaining shares under this ATM were sold in the first few days of July 2023, thus the sales agreement terminated pursuant to its terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and market liquidity risk

As of June 30, 2023, all of our cash and cash equivalents have variable interest rates; however, we believe our exposure to market and interest rate risk is not material. Due to the generally short-term maturities of our investment securities, we believe that the market risk arising from our holdings of these financial instruments is not significant. We do not believe that inflation has had a material effect on our business, financial condition or results of operations; however, we do anticipate our labor costs to increase as a result of inflationary pressures.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of June 30, 2023, our cash and cash equivalents are comprised of short-term highly rated (A rated securities and above) money market savings accounts and our short-term investments are comprised of highly rated corporate and government debt securities (A rated securities and above). The values of cash and cash equivalents and investment securities, available-for-sale as of June 30, 2023, are as follows:

(in thousands)	Amount	Percent
Cash and cash equivalents	$62,308	66.4%
Less than one year	31,565	33.6%

	$93,873	100.0%

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Related to Our Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

•	As of June 30, 2023, we had an accumulated deficit of $722.2 million.

•	We incurred net losses of $682.5 million from inception through 2022, and a net loss of $39.6 million during the six months ended June 30, 2023.

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

For the six months ended June 30, 2023, one commercial customer accounted for $364,000 in revenue, representing 33% of our total revenue, a second commercial customer accounted for $246,000 in revenue, representing 22% of our total revenue, and a third commercial customer accounted for $128,000 in revenue, representing 11% of our total revenue. For the three and six months ended June 30, 2022, one customer accounted for $314,000 and $664,000 in revenue, respectively, representing 100% of our total revenue for each period.

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

Our stock price has fluctuated significantly in the past, has recently been volatile, and may be volatile in the future. Over the 52-week period ending August 4, 2023, our common stock has traded at a low of $1.82 and a high of $8.20. We may continue to experience sustained depression or substantial volatility in our stock price in the foreseeable future unrelated to our operating performance or prospects. For the fiscal year ended December 31, 2022, we incurred a loss per share of $(0.32).

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

On August 4, 2023, the closing price of our common stock was $3.48 per share.

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

During 2021, we established an office in Germany and on January 31, 2023 we completed our acquisition of Ibeo assets, with the result that we now have more employees and operations in Germany than in the U.S. In addition, we currently use foreign suppliers and plan to continue to do so to manufacture current and future components and products, where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including, but not limited to:

•	Political and economic instability, international terrorism and the outbreak of war, such as the Russian invasion and continuing war against Ukraine;

•	High levels of inflation, as has historically been the case in a number of countries in Asia;

•	Burdens and costs of compliance with a variety of foreign laws, regulations and sanctions;

•	Foreign taxes and duties;

•	Changes in tariff rates or other trade, tax or monetary policies;

•	Changes or volatility in currency exchange rates and interest rates;

•	Global or regional health crises, such as COVID-19 or other epidemics and

•	Disruptions in global supply chains.

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

ITEM 5. OTHER INFORMATION
(c) During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934
, as amended
)
 adopted or terminated
a Rule
10b5-1
trading arrangement or
non-Rule
10b5-1
trading arrangement (as such terms are defined in Item 408 of Regulation
S-K
of the Securities Act of 1933, as amended).

ITEM 6. EXHIBITS

3.1	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation.(1)

10.1	At-the-Market Issuance Sales Agreement, dated June 16, 2023, by and between the company and Craig-Hallum Capital Group LLC.(2)

31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 19, 2023.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 16, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroVision, Inc.

Date: August 9, 2023	By	/s/ Sumit Sharma
Sumit Sharma
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2023	By	/s/ Anubhav Verma
Anubhav Verma
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)