Form 10-Q
period 2023-09-30
MICROVISION, INC.
filed 2023-11-09
CIK 65770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

YES ☐ NO ☒

The number of shares of the registrant’s common stock outstanding as of November 3, 2023 was 189,985,743.

PART I.

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$49,366	$20,536
Investment securities, available-for-sale	28,677	62,173
Restricted cash, current	3,263	-
Accounts receivable, net	740	-
Inventory	3,616	1,861
Advance to Ibeo	-	4,132
Other current assets	5,765	2,306
Total current assets	91,427	91,008

Property and equipment, net	9,461	6,830
Operating lease right-of-use asset	14,223	14,579
Restricted cash	961	1,418
Intangible assets, net	17,766	75
Other assets	2,110	1,086
Total assets	$135,948	$114,996

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$2,294	$2,061
Accrued liabilities	7,204	2,058
Accrued liability for Ibeo business combination	6,118	-
Contract liabilities	4,958	4,601
Current portion of operating lease liability	2,432	1,846
Current portion of finance lease obligations	2	21
Other current liabilities	1,058	839
Total current liabilities	24,066	11,426

Operating lease liability, net of current portion	13,027	13,829
Other long-term liabilities	597	-
Total liabilities	37,690	25,255

Commitments and contingencies (Note 10)

Shareholders’ equity
Preferred stock, par value $0.001; 25,000 shares authorized; no and no shares issued and outstanding	-	-
Common stock, par value $0.001; 310,000 shares authorized; 189,829 and 170,503 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	190	171
Additional paid-in capital	843,975	772,221
Subscriptions receivable	(323)	-
Accumulated other comprehensive gain (loss)	45	(127)
Accumulated deficit	(745,629)	(682,524)
Total shareholders’ equity	98,258	89,741
Total liabilities and shareholders’ equity	$135,948	$114,996

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$1,047	$-	$2,158	$664

Cost of Revenue	625	45	1,870	67

Gross profit	422	(45)	288	597

Research and development expense	15,584	7,535	42,127	22,828
Sales, marketing, general and administrative expense	8,743	5,522	27,172	17,664
Gain on disposal of fixed assets	(10)	-	(25)	-
Total operating expenses	24,317	13,057	69,274	40,492

Loss from operations	(23,895)	(13,102)	(68,986)	(39,895)

Bargain purchase gain, net of tax	-	-	1,706	-
Other income	637	251	4,846	279

Net loss before taxes	(23,258)	(12,851)	(62,434)	(39,616)

Income tax expense	(211)	-	(671)	-
Net loss	$(23,469)	$(12,851)	$(63,105)	$(39,616)

Net loss per share - basic and diluted	$(0.12)	$(0.08)	$(0.35)	$(0.24)

Weighted-average shares outstanding - basic and diluted	188,306	165,687	180,156	165,167

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(23,469)	$(12,851)	$(63,105)	$(39,616)

Other comprehensive loss:
Unrealized gain (loss) on investment securities, available-for-sale	22	(16)	117	(175)
Foreign currency translation adjustments	31	-	55	-
Total comprehensive income (loss)	53	(16)	172	(175)
Comprehensive loss	$(23,416)	$(12,867)	$(62,933)	$(39,791)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
	Common Stock		Additional		other		Total
		Par	paid-in	Subscriptions	comprehensive	Accumulated	shareholders’
	Shares	value	capital	receivable	loss	deficit	equity
Balance at June 30, 2023	187,620	$188	$835,410	$(925)	$(8)	$(722,160)	$112,505
Share-based compensation expense	411	-	4,343	-	-	-	4,343
Exercise of options	11	-	7	-	-	-	7
Sales of common stock, net	1,787	2	4,215	602	-	-	4,819
Net loss	-	-	-	-	-	(23,469)	(23,469)
Other comprehensive loss	-	-	-	-	53	-	53
Balance at September 30, 2023	189,829	$190	$843,975	$(323)	$45	$(745,629)	$98,258

Balance at January 1, 2023	170,503	$171	$772,221	$-	$(127)	$(682,524)	$89,741
Share-based compensation expense	1,410	1	10,769	-	-	-	10,770
Exercise of options	191	-	175	-	-	-	175
Sales of common stock, net	17,725	18	60,810	(323)	-	-	60,505
Net loss	-	-	-	-	-	(63,105)	(63,105)
Other comprehensive income	-	-	-	-	172		172
Balance at September 30, 2023	189,829	$190	$843,975	$(323)	$45	$(745,629)	$98,258

Balance at June 30, 2022	165,438	$165	$750,311	$-	$(178)	$(656,198)	$94,100
Share-based compensation expense	240	-	4,081	-	-	-	4,081
Exercise of options	207	1	310	-	-	-	311
Net loss	-	-	-	-	-	(12,851)	(12,851)
Other comprehensive loss	-	-	-	-	(16)	-	(16)
Balance at September 30, 2022	165,885	$166	$754,702	$-	$(194)	$(669,049)	$85,625

Balance at January 1, 2022	164,363	$164	$742,042	$-	$(19)	$(629,433)	$112,754
Share-based compensation expense	997	1	11,934	-	-	-	11,935
Exercise of options	525	1	726	-	-	-	727
Net loss	-	-	-	-	-	(39,616)	(39,616)
Other comprehensive loss	-	-	-	-	(175)	-	(175)
Balance at September 30, 2022	165,885	$166	$754,702	$-	$(194)	$(669,049)	$85,625

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(63,105)	(39,616)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	6,288	1,425
Bargain purchase gain, net of tax	(1,706)	-
Gain on disposal of fixed assets	(25)	-
Impairment of property and equipment	12	60
Inventory write-downs	61	60
Share-based compensation expense	11,506	11,935
Net accretion of premium on short-term investments	(986)	290

Change in:
Accounts receivable	(740)	-
Inventory	(619)	(42)
Other current and non-current assets	(3,214)	(662)
Accounts payable	896	(2,160)
Accrued liabilities	4,321	418
Contract liabilities and other current liabilities	(1,405)	(386)
Operating lease liabilities	(1,813)	(938)
Other long-term liabilities	17	-
Net cash used in operating activities	(50,512)	(29,616)

Cash flows from investing activities
Sales of investment securities	61,700	34,700
Purchases of investment securities	(27,101)	(63,726)
Cash paid for Ibeo business combination	(11,233)	-
Purchases of property and equipment	(1,981)	(2,017)
Net cash provided by (used in) investing activities	21,385	(31,043)

Cash flows from financing activities
Principal payments under finance leases	(19)	(20)
Principal payments under long-term debt	-	(392)
Proceeds from stock option exercises	175	727
Net proceeds from issuance of common stock	60,607	-
Net cash provided by financing activities	60,763	315

Change in cash, cash equivalents, and restricted cash	31,636	(60,344)
Cash, cash equivalents, and restricted cash at beginning of period	21,954	83,739
Cash, cash equivalents, and restricted cash at end of period	$53,590	$23,395

Supplemental schedule of non-cash investing and financing activities
Non-cash additions to property and equipment	$-	$645
Amounts issued to escrow for acquisition consideration	$3,263	$-
Acquisition of right-to-use asset	$1,294	$9,622
Accrued financing fees	$101	$-
Issuance of common stock for subscriptions receivable	$323	$-
Foreign currency translation adjustments	$55	$-
Unrealized loss on investment securities, available-for-sale	$117	$175

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$49,366	$20,536
Restricted cash, current	3,263	-
Restricted cash	961	1,418
Cash, cash equivalents and restricted cash	$53,590	$21,954

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. MANAGEMENT’S STATEMENT

The Condensed Consolidated Balance Sheets as of September 30, 2023, the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss and the Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2023 and 2022, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, have been prepared by MicroVision, Inc. (“we” or “our”) and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at September 30, 2023 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (SEC). The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these Condensed Consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

We are developing lidar sensors and perception software to address the needs of the Level 2+, or L2+, and Level 3, or L3, advanced driver-assistance systems (ADAS) markets to be used in automotive safety and autonomous driving applications. Our micro-electromechanical systems, or MEMS-based high-speed lidar sensors, which we call MAVIN™, use our pioneering laser beam scanning (LBS) technology. Our solution-based development approach recognizes two key realities of the L2+ and L3 markets: that safety is mission critical and that OEMs require cost efficiency and integration adaptability. With these factors in mind, we believe that our best-in-class MAVIN lidar sensors support critical safety needs by providing the highest resolution at range and velocity of moving objects with a dynamic field of view while running at 30 hertz, thus enabling ADAS features, such as automatic emergency braking, forward collision warning, and automatic emergency steering, at higher speeds of operation than most competing products.

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

At September 30, 2023, we had total liquidity of $78.0 million including $49.4 million in cash and cash equivalents and $28.7 million in short-term investment securities. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months. As of September 30, 2023, we have approximately $30.6 million available under the ATM agreement.

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

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net loss available for common shareholders - basic and diluted	$(23,469)	$(12,851)	$(63,105)	$(39,616)
Denominator:
Weighted-average common shares outstanding - basic and diluted	188,306	165,687	180,156	165,167

Net loss per share - basic and diluted	$(0.12)	$(0.08)	$(0.35)	$(0.24)

For the three and nine months ended September 30, 2023 and 2022, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive: outstanding options exercisable into a total of 752,000 and 954,000 shares of common stock, respectively, and 10,323,000 and 9,591,000 nonvested restricted and performance stock units, respectively.

3. BUSINESS COMBINATION

On January 31, 2023, we completed the acquisition of certain net assets of Ibeo, a lidar hardware and software provider based in Hamburg, Germany. The purpose of the acquisition was to acquire certain Ibeo assets, intellectual property, and teams, which will enable us to expand our total addressable market and diversify our revenue profile.

Total consideration related to this transaction, subject to settlement of working capital adjustments, was approximately EUR 19.9 million or $21.6 million, consisting of approximately (i) EUR 7.0 million or $7.6 million in cash paid at closing, (ii) EUR 6.6 million or $7.1 million in cash advanced to Ibeo prior to closing, (iii) EUR 3.0 million or $3.3 million held in escrow for 13 months to be available to cover properly established claims by MicroVision, (iv) EUR 0.6 million or $0.7 million in costs paid on behalf of the seller, and (v) EUR 2.7 million or $2.9 million in cash held back at closing and to be offset by any working capital adjustments, which the parties continue to work through. The remaining balance of EUR 2.7 million will be paid once the seller has accepted and approved all the associated holdback calculations, which we expect to incur during the fourth quarter of 2023. In addition, we incurred $0.6 million of acquisition-related costs associated with the acquisition during the three months ended March 31, 2023, which were included in Sales, marketing, general and administrative expense.

The transaction has been accounted for as a business combination. The results of operations for the acquisition are included in our consolidated financial statements from the date of acquisition onwards.

The following table summarizes the preliminary purchase price allocation to assets acquired and liabilities assumed (in thousands):

		Weighted Average
	Amount	Useful Life (in years)
Purchase consideration:
Cash paid at closing(1)	$8,245
Cash in escrow(2)	3,263
Holdback amount(3)	2,928
Advances to Ibeo(4)	7,120
Total purchase consideration	$21,556

Inventory	$1,197
Other current assets	703
Operating lease right-of-use asset	234
Property and equipment, net	5,330
Intangible assets:
Acquired technology	17,987	13
Order backlog	26	1
Contract liabilities	(1,178)
Operating lease liabilities	(234)
Deferred tax liabilities	(803)
Total identifiable net assets	$23,262
Bargain purchase gain(5)	(1,706)

(1)	Represents $7.6 million in cash paid at closing and $0.7 million in cash paid shortly after close.
(2)	Recorded as restricted cash and accrued liability to Ibeo in our condensed consolidated balance sheet. Pursuant to the terms of the Asset Purchase Agreement, $3.3 million will be withheld from the Purchase Price and held in escrow for a maximum period of 13 months post-Closing as partial security for potential claims arising out of or in connection with the Asset Purchase Agreement.
(3)	Recorded in accrued liability to Ibeo in our condensed consolidated balance sheet. Payment of this amount is pending review of holdback from the sellers.
(4)	Represents $4.1 million and $3.0 million in cash advanced to Ibeo in December 2022 and January 2023, respectively.
(5)	The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase consideration and is included in bargain purchase gain in the Condensed Consolidated Statement of Operations. The bargain purchase gain was attributable to the negotiation process with Ibeo during its insolvency proceedings resulting in cash consideration paid being less than the fair value of the net assets.

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

Supplemental Unaudited Pro Forma Information

The below unaudited pro forma financial information summarizes the combined results of operations for the Company and Ibeo as if the acquisition had been completed on January 1, 2022. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2022 or the results of our future operations of the combined businesses. Nonrecurring pro forma adjustments include:

●	Recognition of the bargain purchase gain as if incurred in the first quarter of 2022;

●	Acquisition-related costs of $1.1 million are assumed to have been incurred on January 1, 2022.

The following table summarizes the unaudited pro forma results (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total revenue	$1,047	63	2,707	5,580
Net loss	(23,469)	(34,874)	(60,506)	(91,963)

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

Disaggregation of revenue

The following table provides information about disaggregated revenue by timing of revenue recognition, (in thousands):

	Three Months Ended September 30, 2023
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$1,047	$-	$-	$1,047
Product and services transferred over time	-	-	-	-
Total	$1,047	$-	$-	$1,047

	Nine Months Ended September 30, 2023
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$1,898	$-	$-	$1,898
Product and services transferred over time	-	-	260	260
Total	$1,898	$-	$260	$2,158

Three Months Ended September 30, 2022
License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$-	$-	$-
Product and services transferred over time	-	-	-	-
Total	$-	$-	$-	$-

	Nine Months Ended September 30, 2022
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$664	$-	$664
Product and services transferred over time	-	-	-	-
Total	$-	$664	$-	$664

Contract balances

Under Topic 606, our rights to consideration are presented separately depending on whether those rights are conditional or unconditional. We present our unconditional rights to consideration as “accounts receivable” in our Balance Sheet.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	September 30,	December 31,
	2023	2022	$ Change	% Change

Contract assets	$-	$-	$-	-
Contract liabilities	4,958	4,601	357	7.8
Net contract assets (liabilities)	$4,958	$4,601	$357	7.8

In April 2017, we signed a contract with Microsoft Corporation to develop an LBS display system. Under the agreement, we received an upfront payment of $10.0 million. As of December 31, 2022, we had applied $5.4 million against the contract liability. During the three and nine months ended September 30, 2023, we applied $0 against the contract liability with this customer.

In connection with our January 2023 acquisition of assets from Ibeo, we assumed contract liabilities totaling approximately $1.2 million. During the three and nine months ended September 30, 2023, we recognized revenue totaling $787,000 and $926,000 respectively, against the contract liability.

Transaction price allocated to the remaining performance obligations

The $10.0 million upfront payment received from our customer as noted above was being recognized as revenue as component sales were transferred to the customer. Under the new arrangement reached in March 2020, the royalties we expect to earn will be applied against the remaining prepayment. Because we do not have information on projected future shipments by our customer, we are not able to estimate the timing of revenue recognition related to the remaining performance obligations; however, the underlying agreement is scheduled to expire on December 31, 2023. The $4.6 million contract liability at September 30, 2023 is classified as a current liability on our balance sheet. It is unclear at this time whether recognition of revenue may extend beyond the next twelve months.

The remaining balance of the contract liabilities assumed in our acquisition of assets from Ibeo was approximately $252,000 as of September 30, 2023.

The following table provides information about the estimated timing of revenue recognition (in thousands):

	Remainder of 2023	2024

Revenue	$347	$-

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

The valuation inputs hierarchy classification for assets measured at fair value on a recurring basis are summarized below as of September 30, 2023 and December 31, 2022 (in thousands). These tables do not include cash held in our money market savings accounts.

	Level 1	Level 2	Level 3	Total
As of September 30, 2023
Assets
Corporate debt securities	$-	$9,215	$-	$9,215
U.S. Treasury securities	-	19,462	-	19,462
	$-	$28,677	$-	$28,677

	Level 1	Level 2	Level 3	Total
As of December 31, 2022
Assets
Corporate debt securities	$-	$15,500	$-	$15,500
U.S. Treasury securities	-	46,673	-	46,673
	$-	$62,173	$-	$62,173

Our short-term investments are summarized below as of September 30, 2023 and December 31, 2022 (in thousands).

				Investment
	Cost/	Gross	Gross	Securities,
	Amortized	Unrealized	Unrealized	Available-
	Cost	Gains	Losses	For-Sale
As of September 30, 2023
Assets
Corporate debt securities	$9,220	$1	$(6)	$9,215
U.S. Treasury securities	19,468	-	(6)	19,462
	$28,688	$1	$(12)	$28,677

				Investment
	Cost/	Gross	Gross	Securities,
	Amortized	Unrealized	Unrealized	Available-
	Cost	Gains	Losses	For-Sale
As of December 31, 2022
Assets
Corporate debt securities	$15,538	$-	$(38)	$15,500
U.S. Treasury securities	46,762	2	(91)	46,673
	$62,300	$2	$(129)	$62,173

The maturities of the investment securities available-for-sale as of September 30, 2023 and December 31, 2022 are shown below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of September 30, 2023
Maturity date
Less than one year	$28,688	$1	$(12)	$28,677
	$28,688			$28,677

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2022
Maturity date
Less than one year	$62,300	$2	$(129)	$62,173
	$62,300			$62,173

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of September 30, 2023 and December 31, 2022 (in thousands):

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
As of September 30, 2023
Corporate debt securities	$2,988	$(6)	$-	$-	$2,988	$(6)
U.S. Treasury securities	12,570	(6)	-	-	12,570	(6)
	$15,558	$(12)	$-	$-	$15,558	$(12)

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
As of December 31, 2022
Corporate debt securities	$12,295	$(38)	$-	$-	$12,295	$(38)
U.S. Treasury securities	34,530	(91)	-	-	34,530	(91)
	$46,825	$(129)	$-	$-	$46,825	$(129)

6. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND SUPPLIERS

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and investment securities. As of September 30, 2023, our cash and cash equivalents are comprised of operating checking accounts and short-term highly rated money market savings accounts. Our short-term investments are comprised of highly rated corporate bonds and U.S. Treasury securities.

Concentration of major customers and suppliers

For the three months ended September 30, 2023, one commercial customer accounted for $742,000 in revenue, representing 71% of our total revenue and a second commercial customer accounted for $78,000 in revenue, representing 8% of our total revenue. For the nine months ended September 30, 2023, one commercial customer accounted for $825,000 in revenue, representing 38% of our total revenue, a second commercial customer accounted for $364,000 in revenue, representing 17% of our total revenue, a third commercial customer accounted for $246,000 in revenue, representing 11% of our total revenue, and a fourth customer accounted for $206,000 in revenue, representing 10% of our total revenue. For the three and nine months ended September 30, 2022, one customer accounted for $0 and $664,000 in revenue, respectively, representing 100% of our total revenue for each period.

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

7. FINANCIAL STATEMENT COMPONENTS

The following financial statement components changed significantly as a result of our January 2023 acquisition of assets from Ibeo.

Inventory

Inventory consists of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Raw materials	$1,562	$1,556
Work in process	305	305
Finished goods	1,749	-
	$3,616	$1,861

Inventory is computed using the first-in, first-out (FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

Property and equipment

Property and equipment consists of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Production equipment	$6,140	$6,140
Leasehold improvements	3,843	3,789
Computer hardware and software/lab equipment	12,110	10,515
Office furniture and equipment	5,196	1,804
	27,289	22,248
Less: Accumulated depreciation	(17,828)	(15,418)
	$9,461	$6,830

Depreciation expense was $1.1 million and $153,000 for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $2.8 million and $533,000 for the nine months ended September 30, 2023 and 2022, respectively.

Intangible assets

The components of intangible assets were as follows:

As of September 30, 2023	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average Remaining
(in thousands)	Amount	Amortization	Amount	Period (Years)
Acquired technology	$20,172	$2,415	$17,757	12
Backlog	26	17	9	-
	$20,198	$2,432	$17,766

As of December 31, 2022	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average Remaining
(in thousands)	Amount	Amortization	Amount	Period (Years)
Acquired technology	$951	$876	$75	4
	$951	$876	$75

Amortization expense was $573,000 and $10,000 for the three months ended September 30, 2023 and 2022, respectively. Amortization expense was $1.6 million and $30,000 for the nine months ended September 30, 2023 and 2022, respectively.

The following table outlines our estimated future amortization expense related to intangible assets held at September 30, 2023 by line item on the statement of operations (in thousands):

		Research and
	Cost of	Development
Years Ended December 31,	Revenue	Expense	Total
2023	$387	$179	$566
2024	1,548	556	2,104
2025	1,548	52	1,600
2026	1,548	24	1,572
Thereafter	11,924	-	11,924
	$16,955	$811	$17,766

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

The following table summarizes the amount of share-based compensation expense by line item on the statements of operations:

Share-based compensation expense	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Research and development expense	$2,194	$1,831	$4,438	$5,681
Sales, marketing, general and administrative expense	2,497	2,250	7,068	6,254
	$4,691	$4,081	$11,506	$11,935

Options activity and positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2023:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding as of September 30, 2023	752,000	$1.35	4.9	$746,000

Exercisable as of September 30, 2023	752,000	$1.35	4.9	$746,000

As of September 30, 2023, there is no unrecognized share-based employee compensation related to stock options.

Restricted stock activity and positions

The following table summarizes activity and positions with respect to RSUs and PSUs for the nine months ended September 30, 2023:

		Weighted-average
	Shares	price
Unvested as of December 31, 2022	8,866,000	$3.85
Granted	3,254,000	$4.02
Vested	(1,374,000)	$7.86
Forfeited	(423,000)	$8.09
Unvested as of September 30, 2023	10,323,000	$3.19

During the nine months ended September 30, 2023, we issued 2.6 million PSUs to non-executive employees subject to the achievement of development goals. These shares are liabilities subject to mark-to-market accounting as the number of shares was not fixed when issued. One-third of these shares will vest in connection with 2023 achievement of the milestones and the remaining two-thirds will vest over two years from June 30, 2023.

During the nine months ended September 30, 2023, we issued 106,000 shares for the partial achievement of internal performance milestones during the fourth quarter of 2022. These shares were valued based on the closing price of our common stock on the dates of grant and vest quarterly over two years. We had canceled 426,000 PSUs in the fourth quarter of 2022 related to the same internal performance milestones.

During the nine months ended September 30, 2023, we issued 408,000 time-based RSUs to non-executive employees for promotion, retention, and new hire grants. These shares were valued based on the closing price of our common stock on the dates of grant. These shares vest over three or four years from the date of grant.

During the nine months ended September 30, 2023, we issued 275,000  time-based RSUs to independent directors for annual equity compensation. These shares were valued based on the closing price of our common stock on the dates of grant. These shares vest quarterly, with the final installment vesting the earlier of the one year anniversary of the grant date or the day before the next annual meeting.

As of September 30, 2023, our unrecognized share-based compensation related to RSUs was $6.6 million, which we plan to expense over the next 1.5 years. Our unrecognized share-based compensation related to the executive PSUs was $5.9 million, which we plan to expense over the next 2.0 years and our unrecognized share-based compensation related to the non-executive PSUs was $4.6 million, which we plan to expense over the next 1.1 years.

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

In September 2021, we entered into a second office lease with Redmond East Office Park LLC, pursuant to which we will lease approximately 36,062 square feet of space located in Redmond, Washington that we will use primarily for product testing and lab space. The lease provides for an initial term of 120 months that commenced on December 1, 2022. Pursuant to the lease, annual base rent will be approximately $1.1 million for the first year and is subject to annual increases of 3.0%. In addition to base rent, we will pay additional rent comprised of our proportionate share of any operating expenses, real estate taxes, and management fees. We have the option to extend the term for one ten-year renewal period, provided that the rent would be subject to market adjustment at the beginning of the renewal term. The total minimum lease payments related to this lease are $13.0 million. During the quarter ended June 30, 2023, we received a payment of $3.0 million as an incentive to terminate our previous building lease. The gain is recorded as other income in our statement of operations.

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

In connection with our January 2023 acquisition of assets from Ibeo, we assumed three leases in Hamburg, Germany. One lease is with IntReal International Real Estate Kapitalverwaltungsgesellschaft and covers approximately 5,511 square feet of space for IT network equipment through December 31, 2026. Pursuant to the lease, annual base rent is approximately $65,000 per year. The total remaining minimum lease payments related to this lease are approximately $259,000. During the quarter ended March 31, 2023, we recorded a right-of-use asset in the amount of $234,000 on our balance sheet. A second lease is with Neuer Holtigbaum and covers approximately 32,529 square feet of office space and long-range laser testing space through August 2023. During the quarter ended September 30 2023, we amended this lease and extended until August 2024. The total remaining minimum lease payments related to this lease are approximately $190,000. The third lease is with BG BAU Berufsgenossenschaft der Bauwirtschaft and covers approximately 13,127 square feet of garage space to house our test and demonstration vehicles through July 31, 2024. The total remaining minimum lease payments related to this lease are approximately $146,000.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Operating lease expense	$667	$365	$1,949	$865
Finance lease expense:
Amortization of leased assets	6	6	19	19
Interest on lease liabilities	-	1	1	2
Total finance lease expense	6	7	20	21
Total lease expense	$673	$372	$1,969	$886

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,813	938
Operating cash flows from finance leases	1	2
Financing cash flows from finance leases	19	20

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
(in thousands)	2023	2022
Operating leases
Operating lease right-of-use assets	$14,223	$14,579

Current portion of operating lease liability	2,432	1,846
Operating lease liability, net of current portion	13,027	13,829
Total operating lease liabilities	$15,459	$15,675

Finance leases
Property and equipment, at cost	$112	$112
Accumulated depreciation	(93)	(80)
Property and equipment, net	$19	$32

Current portion of finance lease obligations	$2	$21
Finance lease obligations, net of current portion	-	-
Total finance lease liabilities	$2	$21

Weighted Average Remaining Lease Term
Operating leases	8.7 years	9.6 years
Finance leases	0.1 years	0.8 years

Weighted Average Discount Rate
Operating leases	4.6%	4.6%
Finance leases	5.6%	6.3%

As of September 30, 2023, maturities of lease liabilities were as follows:

(in thousands)	Operating	Finance
Years Ended December 31,	leases	leases
2023	$642	$2
2024	2,340	-
2025	2,003	-
2026	2,023	-
Thereafter	11,631	-
Total minimum lease payments	18,639	2
Less: amount representing interest	(3,180)	-
Present value of capital lease liabilities	$15,459	$2

10. COMMITMENTS AND CONTINGENCIES

Purchase commitments

During the quarter ended September 30, 2023, we entered into a $12.3 million purchase commitment with a contract manufacturing partner for the production of MOVIA sensor inventory to support direct sales to both automotive and non-automotive customers. We made a payment of $3.1 million during the third quarter and expect to make the remaining future payments by the end of the second quarter of 2024 based on an agreed sensor delivery schedule.

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

In June 2023, we entered into a $45.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement, we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $45.0 million through Craig-Hallum. As of June 30, 2023, we had completed sales under such sales agreement, having sold 10.9 million shares for net proceeds of $43.9 million. No further shares are available for sales under this agreement.

In August 2023, we entered into a $35.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement, we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $35.0 million through Craig-Hallum. As of September 30, 2023, we had completed sales under such sales agreement, having sold 1.8 million shares for net proceeds of $4.2 million. As of September 30, 2023, we had issued 150,000 shares of our common stock for net proceeds of $323,000 that was received in October 2023. The $323,000 is classified as subscriptions receivable on our September 30, 2023 balance sheet and is not included in the cash balance as of September 30, 2023. As of September 30, 2023, we have approximately $30.6 million available under this ATM agreement.

12. INCOME TAXES

We recognized income tax expense of $211,000 and $0 during the quarters ended September 30, 2023 and 2022, respectively. The income tax expense for the nine months ended September 30, 2023 was largely the result of income in foreign jurisdictions, partially offset by a deferred income tax benefit generated by the reduction to a deferred tax liability created as a result of the acquisition of Ibeo assets in Q1 2023. The change in income tax expense during the quarter ended September 30, 2023 was largely the result of profitability in our foreign jurisdictions related to the Ibeo acquisition.

As of September 30, 2023, we continue to have no unrecognized tax positions.

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

Overview

MicroVision, Inc. is a global developer of lidar hardware and software solutions focused primarily on automotive lidar and advanced driver-assistance systems (ADAS) markets where we can deliver safe mobility at the speed of life. We develop a suite of light detection and ranging, or lidar, sensors and perception and validation software for sale to the automotive market for ADAS and autonomous vehicle (AV) applications, as well as to complementary markets for non-automotive applications including industrial, robotics and smart infrastructure. Our long history of developing and commercializing the core components of our lidar hardware and related software, combined with the experience of the team recently acquired from Ibeo Automotive Systems (Ibeo) with automotive-grade qualification, provides a potentially compelling advantage over the less-experienced recent entrants into this market.

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

Results of operations

Revenue

(in thousands)	2023	2022	$ change	% change
Three Months Ended September 30,	$1,047	$-	$1,047	-
Nine Months Ended September 30,	2,158	664	1,494	225.0

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

The increase in revenue for the three and nine months ended September 30, 2023 compared to the same period in 2022 was predominately due to software sales, but also included sales of lidar sensors, with sales to various customers as well as, activity on contracts obtained in the acquisition of Ibeo assets.

Cost of revenue

		% of		% of
		product		product
(in thousands)	2023	revenue	2022	revenue	$ change	% change
Three Months Ended September 30,	$625	59.7	$45	-	$580	1,288.9
Nine Months Ended September 30,	1,870	86.7	67	10.1	1,803	2,691.0

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

Cost of revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of overhead expense and the volume of direct material purchased. The increase in cost of revenue for the three and nine months ended September 30, 2023 compared to the same period in 2022 was due to increased contract activity and the amortization of intangible assets obtained in the acquisition of Ibeo assets.

Research and development expense

(in thousands)	2023	2022	$ change	% change
Three Months Ended September 30,	$15,584	$7,535	$8,049	106.8
Nine Months Ended September 30,	42,127	22,828	19,299	84.5

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

The increase in research and development expense during the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to higher salary and benefits expenses of approximately $5.5 million mostly related to transferred employees in the acquisition of Ibeo assets, increase is purchased services of $1.4 million, a higher depreciation of $525,000 and increase in non-cash share-based compensation of $363,000. The increase in research and development expense during the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to higher salary and benefits expenses of $16.3 million mostly related to transferred employees in the acquisition of Ibeo assets, a higher depreciation of $2.1 million and an increase in purchased services of $926,000.

Sales, marketing, general and administrative expense

(in thousands)	2023	2022	$ change	% change
Three Months Ended September 30,	$8,743	$5,522	$3,221	58.3
Nine Months Ended September 30,	27,172	17,664	9,508	53.8

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense during the three months ended September 30, 2023 compared to the same period in 2022 was primarily attributed to higher salary and benefits expenses of approximately of $1.7 million mostly related to transferred employees in the acquisition of Ibeo assets, increased professional fees of approximately $282,000, increased purchased services of $271,000, higher advertising expenses of $272,000 and increased non-cash share-based compensation expense of approximately $247,000. The increase in sales, marketing, general and administrative expense during the nine months ended September 30, 2023 compared to the same period in 2022 was primarily attributed to higher salary and benefits expenses of approximately $4.5 million mostly related to transferred employees in the acquisition of Ibeo assets, increased professional fees of approximately $1.7 million, increased depreciation expense of $846,000, increased non-cash share-based compensation expense of $814,000, increased purchased services of $577,000 and higher advertising expenses of $316,000.

Bargain purchase gain, net of tax

(in thousands)	2023	2022	$ change	% change
Three Months Ended September 30,	$-	$-	$-	-
Nine Months Ended September 30,	1,706	-	1,706	-

During the nine months ended September 30, 2023, we recorded a bargain purchase gain related to the acquisition of assets from Ibeo. The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase consideration paid in the transaction.

Other income

(in thousands)	2023	2022	$ change	% change
Three Months Ended September 30,	$637	$251	$386	153.8
Nine Months Ended September 30,	4,846	279	4,567	1,636.9

The increase in other income during the three and nine months ended September 30, 2023 compared to the same period in 2022 is due a payment of $3.0 million as an incentive to terminate our previous building lease. The remainder of the increase is primarily due to income from investment securities.

Liquidity and capital resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At September 30, 2023, we had $49.4 million in cash and cash equivalents and $28.7 million in short-term investment securities. As of September 30, 2023, we have approximately $30.6 million available under the ATM agreement.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.

Operating activities

Cash used in operating activities totaled $50.5 million during the nine months ended September 30, 2023 compared to cash used in operating activities of $29.6 million during the same period in 2022. Cash used in operating activities resulted primarily from cash used to fund our net loss, after adjusting for non-cash charges such as share-based compensation, depreciation and amortization charges and changes in operating assets and liabilities. The changes in cash used in operating activities were primarily attributed to increased operating expenses to support the development of our lidar sensor. During the quarter ended September 30, 2023, we made a payment of $3.1 million to our contract manufacturing partner in connection with the buildup of MOVIA sensor inventory for direct sales to both automotive and non-automotive customers. Moreover, we expect to make additional payments to this partner totaling approximately $9.2 million over the first six months of 2024 in line with agreed-upon deliveries.

Investing activities

During the nine months ended September 30, 2023, net cash provided by investing activities was $21.4 million compared to net cash used in investing activities of $31.0 million during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we purchased short-term investment securities totaling $27.1 million and sold short-term investment securities totaling $61.7 million. During the nine months ended September 30, 2023, we made payments totaling $11.2 million related to the acquisition of Ibeo assets. We expect to make the final payment related to the Ibeo acquisition of approximately $2.9 million during the fourth quarter of 2023. Purchases of property and equipment during the nine months ended September 30, 2023 and 2022 were $2.0 million and $2.0 million, respectively.

Financing activities

Net cash provided by financing activities totaled $60.8 million during the nine months ended September 30, 2023, compared to net cash provided by financing activities of $315,000 during the same period of 2022. During the nine months ended September 30, 2022, we made principal payments under long-term debt totaling $392,000 related to the loan under the Paycheck Protection Program of the 2020 CARES Act (PPP) administered by the Small Business Administration. Proceeds received from stock option exercises totaled $175,000 during the nine months ended September 30, 2023 compared to $727,000 during the same period of 2022. Principal payments under finance leases were $19,000 during the nine months ended September 30, 2023 compared to $20,000 during the nine months ended September 30, 2022.

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

In June 2023, we entered into a $45.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement, we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $45.0 million through Craig-Hallum. As of June 30, 2023, we had completed sales under such sales agreement, having sold 10.9 million shares for net proceeds of $43.9 million. No further shares are available for sales under this agreement.

In August 2023, we entered into a $35.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement, we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $35.0 million through Craig-Hallum. As of September 30, 2023, we had completed sales under such sales agreement, having sold 1.8 million shares for net proceeds of $4.2 million. As of September 30, 2023, we had issued 150,000 shares of our common stock for net proceeds of $323,000 that was received in October 2023. The $323,000 is classified as subscriptions receivable on our September 30, 2023 balance sheet and is not included in the cash balance as of September 30, 2023. As of September 30, 2023, we have approximately $30.6 million available under this ATM agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and market liquidity risk

As of September 30, 2023, all of our cash and cash equivalents have variable interest rates; however, we believe our exposure to market and interest rate risk is not material. Due to the generally short-term maturities of our investment securities, we believe that the market risk arising from our holdings of these financial instruments is not significant. We do not believe that inflation has had a material effect on our business, financial condition or results of operations; however, we do anticipate our labor costs to increase as a result of inflationary pressures.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of September 30, 2023, our cash and cash equivalents are comprised of short-term highly rated (A rated securities and above) money market savings accounts and our short-term investments are comprised of highly rated corporate and government debt securities (A rated securities and above). The values of cash and cash equivalents and investment securities, available-for-sale as of September 30, 2023, are as follows:

(in thousands)	Amount	Percent
Cash and cash equivalents	$49,366	63.3%
Less than one year	28,677	36.7%
	$78,043	100.0%

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Related to Our Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

●	As of September 30, 2023, we had an accumulated deficit of $745.6 million.
●	We incurred net losses of $682.5 million from inception through 2022, and a net loss of $63.1 million during the nine months ended September 30, 2023.

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

For the three months ended September 30, 2023, one commercial customer accounted for $742,000 in revenue, representing 71% of our total revenue and a second commercial customer accounted for $78,000 in revenue, representing 8% of our total revenue. For the nine months ended September 30, 2023, one commercial customer accounted for $825,000 in revenue, representing 38% of our total revenue, a second commercial customer accounted for $364,000 in revenue, representing 17% of our total revenue, and a third commercial customer accounted for $246,000 in revenue, representing 11% of our total revenue, and a fourth customer accounted for $206,000 in revenue, representing 10% of our total revenue. For the three and nine months ended September 30, 2022, one customer accounted for $0 and $664,000 in revenue, respectively, representing 100% of our total revenue for each period.

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

Our stock price has fluctuated significantly in the past, has recently been volatile, and may be volatile in the future. Over the 52-week period ending November 3, 2023, our common stock has traded at a low of $1.82 and a high of $8.20. We may continue to experience sustained depression or substantial volatility in our stock price in the foreseeable future unrelated to our operating performance or prospects. For the fiscal year ended December 31, 2022, we incurred a loss per share of $(0.32).

As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

●	investor reaction to our business strategy;
●	the success of competitive products or technologies;
●	strategic developments;
●	the timing and results of our development and commercialization efforts with respect to our lidar sensors and ADAS solutions;
●	changes in regulatory or industry standards applicable to our technologies;
●	variations in our or our competitors’ financial and operating results;
●	developments concerning our collaborations or partners;
●	developments or disputes with any third parties that supply, manufacture, sell or market any of our products;
●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technology;
●	actual or perceived defects in any of our products, if commercialized, and any related product liability claims;
●	our ability or inability to raise additional capital and the terms on which we raise it;
●	declines in the market prices of stocks generally;
●	trading volume of our common stock;
●	sales of our common stock by us or our stockholders;
●	general economic, industry and market conditions; and
●	other events or factors, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the COVID-19 outbreak, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere.

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

On November 3, 2023, the closing price of our common stock was $2.25 per share.

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

During 2021, we established an office in Germany and on January 31, 2023 we completed our acquisition of Ibeo assets, with the result that we now have more employees and operations in Germany than in the U.S. In addition, we currently use foreign suppliers and plan to continue to do so to manufacture current and future components and products, where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including, but not limited to:

●	Political and economic instability, international terrorism and the outbreak of war, such as the Russian invasion and continuing war against Ukraine;
●	High levels of inflation, as has historically been the case in a number of countries in Asia;
●	Burdens and costs of compliance with a variety of foreign laws, regulations and sanctions;
●	Foreign taxes and duties;
●	Changes in tariff rates or other trade, tax or monetary policies;
●	Changes or volatility in currency exchange rates and interest rates;
●	Global or regional health crises, such as COVID-19 or other epidemics and
●	Disruptions in global supply chains.

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

The adverse impacts of the pandemic on our business thus far and on our future financial performance include, but are not limited to:

●	difficulties in our ability to raise capital,
●	delays to our technology development plans and timelines,
●	significant declines or delays in revenue or development efforts due to supply chain disruptions,
●	obstacles or delays in meeting with potential customers and partners or entering into agreements with them, and
●	challenges to our operating effectiveness resulting from employees working remotely, or being ill and unable to work.

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

ITEM 5. OTHER INFORMATION

(c) Except as disclosed below during the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

In connection with the vesting of shares of our common stock underlying restricted stock unit or performance stock unit awards, and pursuant to the terms of our 2022 Equity Incentive Plan, on August 14, 2023, Sumit Sharma, our Chief Executive Officer, entered into an irrevocable tax withholding election to have the Company withhold and sell shares to cover his tax withholding obligations for all of his future restricted stock unit or performance stock unit vesting events. Such election is intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. Sharma’s next vesting event is scheduled to occur on April 8, 2024, when a restricted stock unit award for 300,000 shares of our common stock will be automatically awarded and immediately vest, in accordance with Mr. Sharma’s employment agreement, dated April 8, 2021. The aggregate number of shares to be sold pursuant to such election is dependent on the number of awards held by Mr. Sharma at any time and on the tax rates and taxes in effect on the applicable restricted stock unit or performance stock unit vesting event, and therefore is indeterminable at this time. As background information, Mr. Sharma currently has outstanding performance awards for 2.8 million shares which, if earned, would be subject to this election.

ITEM 6. EXHIBITS

3.1	Amended and Restated Bylaws of MicroVision, Inc.(1)
10.1	At-the-Market Issuance Sales Agreement, dated August 29, 2023, by and between the Company and Craig-Hallum Capital Group LLC.(2)
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 14, 2023.

(2) Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 29, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroVision, Inc.

Date: November 9, 2023	By	/s/ Sumit Sharma
Sumit Sharma
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2023	By	/s/ Anubhav Verma
Anubhav Verma
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

