Form 10-K
period 2023-12-31
MICROVISION, INC.
filed 2024-02-29
CIK 65770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $859.3 million (based upon the closing price of $4.58 per share for the registrant’s common stock as reported by the Nasdaq Global Market on that date).

The number of shares of the registrant’s common stock outstanding as of February 26, 2024 was 195,267,385.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

MICROVISION, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

PART I.

Preliminary Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, acquisition activity and related integration efforts, technology development by third parties, future operations, financing needs or plans of MicroVision, Inc. (“we,” “our,” or “us”), as well as assumptions relating to the foregoing. The words “anticipate,” “could,” “would,” “believe,” “estimate,” “expect,” “goal,” “may,” “plan,” “project,” “will,” and similar expressions identify forward-looking statements. Factors that could cause actual results to differ materially from those projected in our forward-looking statements include risk factors identified below in Item 1A.

ITEM 1.	BUSINESS

Overview

MicroVision, Inc. is a global developer and supplier of lidar hardware and software solutions focused primarily on automotive lidar and advanced driver-assistance systems (ADAS) markets where we can deliver safe mobility at the speed of life. We offer a suite of light detection and ranging, or lidar, sensors and perception and validation software to automotive OEMs, for ADAS and autonomous vehicle (AV) applications, as well as to complementary markets for non-automotive applications including industrial, robotics and smart infrastructure. Our long history of developing and commercializing the core components of our lidar hardware and related software, combined with the experience of the team acquired from Ibeo Automotive Systems (Ibeo) with automotive-grade qualification, gives us a compelling advantage as a development and commercial partner.

Founded in 1993, MicroVision, Inc. is a pioneer in laser beam scanning, or LBS technology, which is based on our patented expertise in micro-electromechanical systems, or MEMS, laser diodes, opto-mechanics, electronics, algorithms and software and how those elements are packaged into a small form factor. Throughout our history, we have combined our proprietary technology with our development expertise to create innovative solutions to address existing and emerging market needs, such as augmented reality microdisplay engines; interactive display modules; consumer lidar components; and, most recently, automotive lidar sensors and software solutions for the automotive market.

In January, 2023, we acquired certain strategic assets of Germany-based Ibeo, which was founded in 1998 as a lidar hardware and software provider. Ibeo developed and launched the first lidar sensor to be automotive qualified for serial production with a Tier 1 automotive supplier and that is currently available in passenger cars by premium OEMs. Ibeo developed software solutions, including perception and validation software, which are also used by premium OEMs. In addition, Ibeo sold its products for non-automotive uses such as industrial, smart infrastructure and robotics applications.

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

We completed the acquisition of assets from Ibeo Automotive Systems GmbH, which we refer to throughout this report as Ibeo, on January 31, 2023 pursuant to the terms and subject to the conditions of the Asset Purchase Agreement, dated December 1, 2022, and amended as of January 31, 2023, by and between our wholly owned subsidiary, MicroVision GmbH organized under the laws of The Federal Republic of Germany, and Ibeo for a purchase price of EUR 15.0 million, or approximately $16.3 million, subject to potential reduction on the terms set forth in the Asset Purchase Agreement. Pursuant to the Asset Purchase Agreement, the purchase price also included advanced funds to Ibeo so that it could continue its operations while in insolvency during the period between signing and closing. Specifically, we advanced to Ibeo EUR 3.9 million, or approximately $4.1 million in December 2022; EUR 2.7 million, or approximately $3.0 million in January 2023; and EUR 0.6 million, or approximately $0.7 million in February 2023 shortly after the closing. These fund advances included amounts related to headcount reductions carried out by Ibeo management, decreasing the number of employees to transfer in connection with the acquisition to approximately 250 employees. These headcount reduction costs of approximately EUR 2.3 million, or approximately $2.5 million, were reimbursed to MicroVision by way of deduction from the purchase price in accordance with the Asset Purchase Agreement.

Although our development and productization efforts are now solely focused on our lidar sensors and related software solutions, our revenue in the fiscal year ended December 31, 2023 was largely derived from one customer, Microsoft Corporation, related to components that we developed for a high-definition display system. Our arrangement with this customer generated royalty income, which will not continue in future periods.

To date, we have been unable to secure customers at the scale needed to successfully launch our products. We have incurred significant losses since inception and we expect to continue to incur significant losses in the near term. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities.

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

With this customer-centric approach, our go-to-market strategy depends on building partnerships with OEMs and Tier-1 automotive suppliers, as well as with silicon companies to support our solution on their compute platforms. Although we are working to establish direct marketing and co-development relationships with OEMs, we could also derive revenue directly from Tier-1 suppliers in the form of licensing revenue.

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

The MAVIN DR, our dynamic-range automotive lidar sensor is designed to, and we believe can, meet or exceed OEM specifications, performing to 220 meters of range with an output resolution of up to 15.0 million points per second. Our hardware delivers a high point cloud density for a single-channel sensor as compared to competitive products. In addition to providing a low-latency, high-resolution point cloud at range, our sensor outputs axial, lateral, and vertical components of velocity of moving objects in the field of view at 30 hertz. This allows our solution to support a detailed understanding of the velocity of moving objects in real time, enabling fast and accurate path planning and maneuvering of the vehicle. Further, our proprietary scan locking feature ensures that our sensor is immune from interference from sunlight and from other lidar sensors.

Our Products and Revenue Strategy

Following our acquisition of assets from Ibeo, our product suite includes our MEMS-based high-speed automotive lidar sensors, perception software, flash-based automotive lidar sensor, lidar sensors for non-automotive industrial markets, and reference and validation software. We also provide engineering services in connection with these hardware and software products.

Central to our development and commercialization efforts is our MAVIN DR dynamic view lidar system targeted for sale to automotive OEMs and Tier 1 automotive suppliers. MAVIN DR combines short-, medium- and long-range sensing and fields of view into one form factor. Dynamic range is key to enabling ADAS features at highway speeds. At speeds of up to 130 km/h (80 mph), ADAS systems need more time to make decisions and react in order to take proactive action and hence need resolution at range. Our MAVIN DR sensor produces an ultra-high-resolution point cloud showing drivable and non-drivable areas of the road ahead. With its low latency point cloud (30 hertz), we believe the MAVIN product line allows ADAS systems to respond more quickly, make split-second decisions and take action at high speeds.

Our perception software integrated with our automotive lidar hardware, and eventually ported into our digital ASIC, is also targeted for sale to automotive OEMs and Tier 1 automotive suppliers. This perception software, included in our acquisition of assets from Ibeo, was developed in collaboration with an OEM customer and successfully passed through that OEM’s development qualification processes.

Also stemming from our acquisition of assets are our flash-based sensors, suitable for short- and mid-range use by customers in the automotive market, as well as non-automotive industrial markets. These solid-state sensors, comprising our MOVIA line of lidar sensors, are based on technology developed according to automotive-grade standards, featuring variable scan frequency, high resolution, a modular optics concept, and low power consumption. The availability of our MOVIA sensors support a revenue strategy that includes royalty revenues from automotive production, as well as sales in multiple markets including industrial, smart infrastructure, robotics, and commercial vehicles.

Our acquisition allows us to offer a system solution for validating vehicle sensors for ADAS and AV applications. This system, which we have branded MOSAIK, includes software that automates the manual data classification or annotation process. We believe the MOSAIK solution significantly reduces the time and resources required by OEMs to validate their ADAS and AV systems. In addition to the auto-annotation software, sales of this validation solution may include our lidar sensors.

Research and Development

We believe our research and development efforts have earned us a leadership position in the field of lidar sensors, LBS technology and applications as applied to automotive, consumer electronics and other markets. Our ability to attract customers and grow revenue will depend on our ability to maintain our technology leadership, to continually improve performance, reduce costs, and ensure functional safety and flexible design. Our research and development teams as of December 31, 2023 were located in Redmond, Washington, Hamburg, Germany and Nuremberg, Germany and were comprised of approximately 270 engineering and technical staff in optics, software engineering, electrical engineering, product engineering, and MEMS design.

Sales and Marketing

Our sales and marketing approach is account based, business-to-business targeting of automotive OEMs and Tier 1 suppliers and potential customers in several industrial markets. Our business development efforts are headed by executive management and business development representatives and are supported by engineers that assist customers during the design cycles of products. We have business development offices for our automotive and industrial solutions located in Germany and the United States. We engage potential customers directly, participate in trade shows, and maintain a website.

Manufacturing

We continue to invest in our manufacturing capabilities, evaluating long-term Tier 1 relationships and establishing new relationships with contract manufacturers, as we drive toward our goal of serving as a Tier 1 supplier to automotive OEM customers. While our current partner is manufacturing limited volumes and we are not otherwise manufacturing our products at significant volume at this time, in the past, when we have produced products or components, our products were manufactured by a contract manufacturer based on our proprietary design, process, test, quality, and reliability standards and incorporated our LBS technology and included MEMS and ASICs that were produced to order by semiconductor foundries. Our past manufacturing has not been subject to seasonal variations as our shipments have been relatively small and were in the early stages of product introduction. In the future, depending on our customers’ product mix, we may be affected by seasonal fluctuations which could affect working capital demands. Many of the raw materials used in our components are standard, although our MEMS, MEMS die, and ASICs have historically been manufactured to our specifications by separate single-source suppliers.

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

The lidar sensing industry has been characterized by rapid and significant technological advances. Our LBS technology system and products may not be competitive with such advances, and we may not have sufficient funds to invest in new technologies, products or processes. Although we believe our technology system and products could deliver higher performance and have other advantages, manufacturers of competing technologies may develop improvements to their technology that could reduce or eliminate the anticipated advantages of our products.

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

We believe our extensive patent portfolio is the largest, broadest, and earliest filed LBS technology portfolio. We currently have over 700 issued patents and pending patents worldwide, including approximately 330 patents we acquired in the acquisition from Ibeo in January 2023. As our technology develops, we periodically review our patent portfolio and eliminate patents that are deemed of low value. Due to this ongoing portfolio management practice, the number of patents in our portfolio will vary at any given time.

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

We have registered the name “MAVIN™,” “MOVIA™,” “MOSAIK™, “SAFE MOBILITY AT THE SPEED OF LIFE,” “PicoP®” and “MicroVision®” with the United States Patent and Trademark Office and in various foreign countries.

Our Employees, People Operations and Workplace Safety

At the end of fiscal year 2023, throughout our global offices, we had approximately 340 predominantly full-time employees. We do not hire seasonal workers and none of our employees are represented by a labor union or works council.

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

Protecting the safety, health, and well-being of our employees is also a key priority and we have implemented policies and practices to support this. Throughout the COVID-19 pandemic, we remained focused on the health and safety of our employees by implementing appropriate safety protocols.

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

Risk Factors Related to Our Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

●	As of December 31, 2023, we had an accumulated deficit of $765.4 million.
●	We had an accumulated deficit of $586.2 million from inception through December 31, 2020, a net loss of $43.2 million in 2021, a net loss of $53.1 million in 2022, and a net loss of $82.8 million in 2023.

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

We cannot be certain that we will succeed in obtaining development revenue or commercializing our technology or products at scale. In light of these factors, we expect to continue to incur significant losses and negative cash flow at least through 2024 and likely thereafter. There is significant risk that we will not achieve positive cash flow at any time in the future.

We will require additional capital to fund our operations at the level necessary to implement our business plan. Raising additional capital will dilute the value of current shareholders’ investment in us.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months. We will, however, require additional capital to fund our operating plan past that time. We will seek to obtain additional capital through the issuance of equity or debt securities, development revenue, product sales and/or licensing activities. There can be no assurance that any such efforts to obtain additional capital would be successful.

We are currently focused on developing and commercializing our automotive lidar solution. This involves introducing new technologies into an emerging market which creates significant uncertainty about our ability to accurately project the amounts and timing of revenue, costs and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the commercial success of our technologies, the rate at which OEMs introduce systems incorporating our products and technologies and the market acceptance and competitive position of such systems. Our expenses have increased significantly as a result of the January 2023 Ibeo acquisition and related headcount increase. If revenues continue to be less than we anticipate, if the mix of revenues and the associated margins vary from anticipated amounts, or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components, products and systems, and equipment manufacturers that may require additional investments by us.

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

Risks Related to our Financial Statements and Results

Our revenue is generated from a small number of customers, and losing a significant customer will have a negative impact on our revenue.

In 2023, one commercial customer, Customer A accounted for $4.6 million in revenue, representing 63% of our total revenue, a second commercial customer accounted for $0.8 million in revenue, representing 11% of our total revenue and a third commercial customer accounted for $0.4 million in revenue, representing 5% of our total revenue. In 2022, Customer A accounted for $0.7 million in revenue, representing 100% of our total revenue. No revenue was recognized from this customer during the second half of 2022 or for the first three quarters of 2023 as no shipments of our components were reported by the customer during that period. In 2021, Customer A accounted for $2.5 million in revenue, representing 100% of our total revenue. Subsequent to fiscal year 2023, we do not expect to recognize further revenue from Customer A, which will negatively affect our future revenue.

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

The audit of our internal controls over financial reporting for fiscal year 2024 will include controls of our subsidiary, MicroVision GmbH, which became a significant subsidiary upon the closing of our acquisition of assets from Ibeo in 2023. Accordingly, our internal control environment will become more complex and, therefore, the risk of a material weakness in internal controls will be higher.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated significantly in the past, has recently been volatile, and may be volatile in the future. Over the 52-week period ending February 26, 2024, our common stock has traded at a low of $1.82 and a high of $8.20. We may continue to experience sustained depression or substantial volatility in our stock price in the foreseeable future unrelated to our operating performance or prospects. For the fiscal year ended December 31, 2023, we incurred a loss per share of $(0.45).

As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

●	investor reaction to our business strategy;
●	the success of competitive products or technologies;
●	strategic developments;
●	the timing and results of our development and commercialization efforts with respect to our lidar sensors and ADAS solutions;
●	changes in regulatory or industry standards applicable to our technologies;
●	variations in our or our competitors’ financial and operating results;
●	developments concerning our collaborations or partners;
●	developments or disputes with any third parties that supply, manufacture, sell or market any of our products;
●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technology;
●	actual or perceived defects in any of our products, if commercialized, and any related product liability claims;
●	our ability or inability to raise additional capital and the terms on which we raise it;
●	declines in the market prices of stocks generally;
●	trading volume of our common stock;
●	sales of our common stock by us or our stockholders;
●	general economic, industry and market conditions; and
●	the effects of other events or factors, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the COVID-19 outbreak, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere.

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

On February 26, 2024, the closing price of our common stock was $2.09 per share.

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

Historically, we have relied on single or limited-source suppliers to manufacture our products. Establishing and maintaining a relationship with a contract manufacturer, automotive Tier 1 partner, or foundry is a time-consuming process, as our unique technologies may require significant manufacturing process adaptation to achieve full manufacturing capacity. To the extent that we are not able to establish or maintain a relationship with a contract manufacturer, Tier 1 partner, or foundry in a timely manner or at prices or on other terms that are acceptable to us, we may be unable to meet contract or production milestones. Moreover, changes in our supply chain could result in increased cost and delay and subject us to risks and uncertainties regarding, but not limited to, product warranty, product liability and quality control standards. The loss of any single or limited-source supplier, the failure of any of these suppliers to perform as expected or the disruption in the supply chain of components from these suppliers could cause significant delays in product deliveries, which could result in lost future revenues and damaged customer relationships.

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

We cannot be certain that we will be able to negotiate arrangements on acceptable terms, if at all, or that these arrangements will be successful in yielding commercially viable products. If we cannot establish or maintain these arrangements, we would require additional capital to undertake such activities on our own and would require extensive manufacturing, sales and marketing expertise that we do not currently possess and that may be difficult to obtain.

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

Our ability to successfully offer products incorporating our technologies and implement our business plan in a rapidly evolving market requires an effective planning and management process. The growth in business and relationships with customers and other third parties has placed, and will continue to place, a significant strain on our management systems and resources. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to train and manage our work force. We continue to strengthen our compliance programs, including our compliance programs related to product certifications (in particular, certifications applicable to the automotive market), export controls, privacy and cybersecurity and anti-corruption. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have an adverse effect on our business, reputation and financial results.

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

At various times in our history, including in the recent past, general worldwide economic conditions have experienced downturns due to slower economic activity, concerns about inflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. Any continuation or worsening of global economic and financial conditions could materially adversely affect: (i) our ability to raise, or the cost of, needed capital, (ii) demand for our current and future products, and (iii) our ability to commercialize products. Additionally, the outbreaks of wars or infectious diseases, as recently experienced, may cause an unexpected deterioration in economic conditions. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, regionally or in the automotive or technology industries.

Because we have recently expanded and plan to continue expanding our international operations and using foreign suppliers and manufacturers, our operating results could be harmed by economic, political, regulatory and other factors in foreign countries.

During 2021, we established an office in Germany and on January 31, 2023 we completed our acquisition of certain assets of Ibeo, with the result that we now have more employees and operations in Germany than in the U.S. In addition, we currently use foreign suppliers and partners and plan to continue to do so to manufacture current and future components and products, where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including, but not limited to:

●	Political and economic instability, international terrorism and the outbreak of war, such as Russia’s invasion and continuing war against Ukraine and the ongoing conflict in Gaza;
●	High levels of inflation, as has historically been the case in a number of countries in Asia;
●	Burdens and costs of compliance with a variety of foreign laws, regulations and sanctions;
●	Foreign taxes and duties;
●	Changes in tariff rates or other trade, tax or monetary policies;
●	Changes or volatility in currency exchange rates and interest rates;
●	Global or regional health crises, such as COVID-19 or other epidemics; and
●	Disruptions in global supply chains.

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

Our suppliers’ or manufacturing partners’ facilities could be damaged or disrupted by a natural disaster or labor strike, either of which would materially affect our financial position, results of operations and cash flows.

A major catastrophe, such as an earthquake, monsoon, flood, infectious disease including the COVID-19 virus, or other natural disaster, labor strike, or work stoppage at our suppliers’ or manufacturers partners’ facilities or our customers, could result in a prolonged interruption of our business. A disruption resulting from any one of these events could cause significant delays in product shipments and the loss of sales and customers, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

Our operations could be adversely impacted by information technology system failures, network disruptions, or cyber security incidents.

We rely on information technology systems to process, transmit, store, and protect electronic data between our employees, customers, manufacturing partners and suppliers. Our systems and the third parties we rely on for related services are vulnerable to actual or attempted cybersecurity incidents, such as attacks by hackers, acts of vandalism, malware, social engineering, denial or degradation of service attacks, computer viruses, software bugs or vulnerabilities, supply chain attacks, phishing attacks, ransomware attacks, misplaced or lost data, human errors, malicious insiders or other similar events. Such systems are also susceptible to other disruptions due to events beyond our control, including, but are not limited to, natural disasters, power loss, and telecommunications failures. Our system redundancy may be inadequate and our disaster recovery planning may be ineffective or insufficient to account for all eventualities.

As security incidents have become more prevalent across industries we will need to continually examine, modify and update our systems. These updates or improvements may require implementation costs. In addition, we may not be able to monitor and react to all developments in a timely manner. The measures we do adopt may prove ineffective.

Any failure, or perceived failure, by us to comply with current and future regulatory or customer-driven privacy, data protection, and information security requirements, or to prevent or mitigate cyber incidents, could harm our business and expose us to potential litigation, liability, remediation costs, investigation costs, loss of revenue, damage to our reputation and loss of customers. While we maintain insurance coverage to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all claims that may arise, should such an event occur.

We, and certain of our third-party vendors, collect and store personal information in connection with human resources operations and other aspects of our business. While we obtain assurances that any third parties we provide data to will protect this information and, where we believe appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by us or by third parties may be compromised and expose us to liability for such breach.

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

Automotive OEMs and Tier 1 suppliers design and develop ADAS technology over several years, undertaking extensive testing and qualification processes prior to selecting a product such as our lidar sensors and software for use in a particular system, product or vehicle model because such products will function as part of a larger system or platform and must meet certain other specifications. We have invested and will continue to invest significant time and resources to have our products considered and possibly selected by OEMs or Tier 1 suppliers for use in a particular system, product or vehicle model, which is known as a “series production win” or a “series production award.” In the case of ADAS technology, a series production award would mean that our lidar sensor and/or ADAS solution had been selected for use in a particular vehicle model. However, if we are unable to achieve a series production award with respect to a particular vehicle model, we may not have an opportunity to supply our products to the automotive OEM for that vehicle model for a period of many years. In many cases, this period can be as long as five to seven or more years. If our products are not selected by an automotive OEM or our suppliers for one vehicle model or if our products are not successful in that vehicle model, it is unlikely that our product will be deployed in other vehicle models of that OEM. If we fail to win a significant number of vehicle models from one or more of automotive OEMs or their suppliers, our future business prospects will be materially and adversely affected.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

Our Cybersecurity Processes

We continue to strengthen our cybersecurity measures to safeguard our information systems based on industry standards. Our measures include policies to promote internal compliance by our employees, policies and procedures to regularly evaluate the security of our information systems and implementation of third-party products, including intrusion prevention and detection solutions, multifactor identification and anti-virus software, to help detect and protect against potential cybersecurity threats. We educate our staff on cybersecurity matters with periodic risk awareness information, phishing awareness campaigns, and training materials. Moreover, given the rapid growth of our global operations in 2023 due to the Ibeo acquisition, and our expectations for near- and long-term strategic growth, our Information Technology, or IT, team is prioritizing enhancements to our response system and continuity plans.

A key dimension to the security and effectiveness of our information system is our compliance with standards that are unique to the industries in which we operate. For instance, it is critical that our information system achieves TISAX certification. Established by the German Association of the Automotive Industry, Trusted Information Security Assessment Exchange, or TISAX, is a globally recognized assessment and exchange mechanism for information security in the automotive industry. Automotive OEMs rely on the TISAX label to ensure that suppliers and partners have a solid information security management system in place. To successfully complete the TISAX assessment process in our German and U.S. operations, we are actively evaluating our cybersecurity measures and seeking enhancements, including engaging a third-party auditor and global standardization of our cybersecurity training program, to ensure a comprehensive and robust system.

We evaluate our third-party information system providers, as well as any other provider that may have access to our data, for their maturity and reliability, and as a matter of policy we choose to only work with reputable vendors.

Risks from Cybersecurity Threats

We have not encountered cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our operations or financial condition. Any material cybersecurity incident could have a material impact on our operations by causing a disruption to our ability to function as a global organization, by interrupting our internal and external communications and reporting or managing our operations. Refer to “Item 1A. Risk Factors” in this annual report on Form 10-K, including “Our operations could be adversely impacted by information technology system failures, network disruptions, or cybersecurity breaches,” for additional discussion about cybersecurity-related risks.

Governance

Board of Directors and Audit Committee

With delegated authority from our Board of Directors and in accordance with its charter, our Audit Committee is charged with the oversight of enterprise risk, including risk related to cybersecurity threats. Our Audit Committee Chair is expected to report regularly to our Board of Directors about our Audit Committee’s oversight of enterprise risk. Beginning in 2024, our Audit Committee Chair will report quarterly to our Board of Directors specifically about our cybersecurity incident management and governance.

Management, and specifically our Chief Financial Officer, reports to our Audit Committee on cybersecurity, including initiatives and strategies, and incident reporting and any lessons learned. Beginning in 2024, our Chief Financial Officer will make this report on a quarterly basis. From time to time, management will also engage in informal discussions with members of the Audit Committee about our cybersecurity practices and risks, including informing our Audit Committee Chair in a timely manner about any cybersecurity incidents that management determines may have a significant impact on our operations or that may trigger any reporting obligations.

Our Audit Committee will conduct an annual review of our cybersecurity measures and the effectiveness of our risk management strategies.

Management

Anubhav Verma, joined MicroVision in 2021 as our Chief Financial Officer. He is an experienced risk management professional and currently oversees the Company’s accounting and finance strategies, including risk management. Mr. Verma also oversees our IT team and, with regular communication with the team, is responsible for approving the IT budget, hiring of IT personnel, including third-party consultants, and approving cybersecurity processes and other cybersecurity-related matters. Although we do not currently employ a chief information security officer, we are working with an outside consulting firm that is serving in this role and assisting our internal team with the primary responsibility of overseeing our cybersecurity measures and risks.

The day-to-day responsibility for assessing, monitoring and managing our cybersecurity risks resides with our IT team. Across the IT team we have employees who have in-depth knowledge and decades of cybersecurity industry experience, including prior experience with developing and overseeing cybersecurity polices and processes for companies required to comply with NIST SP800-171, cybersecurity standards for companies that store sensitive unclassified information on behalf of the United States government, and former Ibeo employees having experience with TISAX compliance. Yet, we recognize the evolving and increasing threat that cybersecurity will have on our operations. As part of our long-term growth strategy, we expect to establish a dedicated cybersecurity team to oversee our cybersecurity risk management.

The IT Team Director regularly meets with the Chief Financial Officer and as appropriate the Chief Executive Officer to discuss cybersecurity risks. This ensures that management is informed about our current cybersecurity measures and aware of any potential risks facing our operations. In the event of a cybersecurity incident, we have put in place a reporting structure to inform the Chief Financial Officer, Chief Executive Officer and General Counsel promptly of any incident so that they may assess the appropriate response to the incident and any reporting concerns that may be triggered by the incident.

ITEM 2.	PROPERTIES

In September 2021, we entered into a lease on approximately 16,681 square feet of space located in Redmond, Washington that we use primarily for general office space. The lease provides for an initial term of 128 months that commenced November 1, 2021.

In September 2021, we entered into a second lease on approximately 36,062 square feet of space located in Redmond, Washington that we use primarily for product testing and lab space. The lease provides for an initial term of 120 months and commenced on December 1, 2022.

In April 2022, we entered into a lease on approximately 3,533 square feet of space located in Nuremberg, Germany that we use primarily for general office space for business development activities. The lease provides for a term of 60 months that commenced May 1, 2022.

In September 2022, we entered into a second lease on approximately 3,810 square feet of space located in Nuremberg, Germany that we use primarily for product testing for engineering and development activities. The lease provides for a term of 60 months that commenced November 15, 2022.

In connection with our January 2023 acquisition of assets from Ibeo, we assumed three leases in Hamburg, Germany covering approximately 45,208 square feet of office space, garages to house test and demonstration vehicles, space for IT network equipment, and long-range laser testing space.

In December 2023, we entered into a lease on approximately 60,000 square feet of space located in Hamburg, Germany that we will use primarily for general office space and product testing. This lease is intended to replace the office space described in the immediately preceding paragraph. The lease provides for a term of 60 months and will commence on the date the property is delivered to us, which is expected to occur between August 1, 2024 and December 31, 2024.

We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional or substitute space will be available to accommodate any such expansion of our operations. For a further description of our leased properties, see Note 11, Leases, of the notes to our consolidated financial statements included elsewhere in this Annual Report, which is incorporated by reference in response to this item.

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

Sumit Sharma, age 50, was appointed Chief Executive Officer in February 2020 and served as Chief Operating Officer from June 2018 to February 2020, after serving as Vice President of Product Engineering and Operations since February 2017 and Vice President and Senior Director of Operations since September 2015. Prior to MicroVision, from April 2015 to September 2015, he was a Product Development and Operations consultant at BlueMadison Consulting. From November 2013 to March 2015, he was the Senior Director, Advanced Manufacturing Operations and Technology Development at Jawbone. From March 2011 to October 2013, he was the Head of Manufacturing Operations for project GLASS at Google. Mr. Sharma has extensive experience in optics, wearable technology, product development and qualification for automotive industry. Mr. Sharma also has deep experience in global operations and developing strategic partnerships. A patent holder, Mr. Sharma received his baccalaureate degree in engineering from New Jersey Institute of Technology.

Anubhav Verma, age 38, joined MicroVision in November 2021 as Chief Financial Officer. Prior to MicroVision, from October 2016 to November 2021, he led several growth initiatives including M&A and Capital Market transactions as Senior Vice President Finance of Exela Technologies. From November 2013 to October 2016, he was an Investment Professional of HandsOn Global Management driving end-to-end M&A deals including post-merger integration along with several rounds of capital market financings. From July 2009 to October 2013, he advised several Fortune 500 companies as an Investment Banker at Credit Suisse in their New York and Mumbai offices. Mr. Verma has extensive experience in Mergers and Acquisitions (M&A), Capital Markets and Strategic Finance roles for publicly listed and privately held companies. Mr. Verma received a Bachelor of Technology degree in engineering and a Masters of Technology degree in engineering from the Indian Institute of Technology, Bombay.

Drew Markham, age 56, joined MicroVision in June 2021 as Vice President, General Counsel and Secretary. Before joining MicroVision, from January 2017 through June 2021, Ms. Markham was President at Avisé, a social purpose corporation, where she was a legal consultant to publicly traded technology companies. From January 2013 to December 2016, she was Vice President, Deputy General Counsel & Assistant Secretary at RealNetworks, Inc. From June 1999 to December 2012, she was an attorney with Wilson Sonsini Goodrich & Rosati. Ms. Markham received her Juris Doctor degree from the University of Washington School of Law and her Bachelor of Science degree in Accounting from the University of Florida.

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

As of February 26, 2024, there were approximately 144 holders of record of 195,267,385 shares of common stock outstanding. As many of our shares of common stock are held by brokerages and institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Stock Performance Graph

This performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from 2018 through 2023 of the cumulative total return for our common stock, the Russell 2000 Index and the Dow Jones US Electronic and Electrical Equipment Index. Our prior annual reports had included cumulative total return from the NASDAQ Electrical Components Index, however it is not included on this graph because the index has been discontinued. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

Recent Sales of Unregistered Securities

On November 21, 2023, pursuant to subscription agreements dated as of November 14, 2023, between us and each of the purchasers, we sold in the aggregate 50,761 shares of our common stock, par value $0.001 per share (“Common Stock”), at $1.97 per share, for an aggregate purchase price of approximately $0.1 million. The purchasers consisted of our Chief Executive Officer, Chief Financial Officer, General Counsel and certain members of our Board of Directors.

On March 13, 2023, pursuant to a subscription agreement dated as of March 13, 2023, we sold to our Chief Executive Officer 100,000 shares of Common Stock, at $2.14 per share, for an aggregate purchase price of $0.2 million.

The sales of our Common Stock described above were each undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2).

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included in Part II, Item 8 of this Form 10-K. The following discussion focuses on the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. Similar discussion of the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Overview

Currently, our development and commercialization efforts are focused primarily on automotive lidar and advanced driver-assistance systems (ADAS) markets where we can deliver safe mobility at the speed of life. Our integrated solution combines our lidar sensors, including our MEMS-based dynamic-range and flash-based short/mid-range, with perception software, to be integrated on our custom ASIC, targeted for sale to premium automotive OEMs and Tier 1 automotive suppliers.

Although automotive lidar is our priority now, we have developed solutions for Augmented Reality, Interactive Displays, and Consumer Lidars. In the recent past, our strategy had been to sell AR displays or components, Interactive Displays, or Consumer Lidars to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) for incorporation into their products.

We have incurred substantial losses since inception and expect to incur a significant loss during the fiscal year ending December 31, 2024. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. There can be no assurance that additional capital will be available or that, if available, it will be available on terms acceptable to us on a timely basis. We cannot be certain that we will succeed in commercializing our technology or products.

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

Business combination

Our business combination is accounted for under the acquisition method. We allocate the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase consideration is included in bargain purchase gain in the Consolidated Statement of Operations. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

Intangible assets

Our intangible assets consist of acquired technology from the January 2023 Ibeo asset purchase and purchased patents. The estimated fair value of acquired technology was calculated through the income approach using the multi-period excess earnings and relief from royalty methodologies. The intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to seventeen years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of their carrying values to the projected undiscounted net cash flows associated with the related intangible assets or group of assets over their remaining lives. Measurement of an impairment loss for our intangible assets is based on the difference between the fair value of the asset and its carrying value.

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

Results of Operations

YEAR ENDED DECEMBER 31, 2023 COMPARED TO YEAR ENDED DECEMBER 31, 2022.

Revenue

	2023	2022	$ change	% change
(In thousands)
Revenue	$7,259	$664	6,595	993.2

Revenues are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We recognize revenue either at a point in time, or over time, depending upon the characteristics of the individual contract. If control of the deliverable(s) transfers over time, the revenue is recognized in proportion to the transfer of control. If control passes to the customer only upon completion and transfer of the asset, revenue is recognized at the completion of the contract.

In April 2017, we signed a contract with Microsoft Corporation to develop an LBS display system; the contract terminated effective December 31,2023. Under the agreement, we received an upfront payment of $10.0 million. In March 2020, Microsoft took over production of components that we had been producing for them. As a result, beginning in March 2020, we earned a royalty on each component shipped approximately equal to the gross profit we would have earned if we had continued to produce and ship the components. The increase in revenue for the year ended December 31, 2023 compared to the same period in 2022 was primarily due to the recognition of the remaining $4.6 million of revenue as we believe the likelihood of further deliveries under the contract is remote. We do not expect to recognize any further revenue in connection with this contract.

The remaining increase in revenue during the twelve months ended December 31, 2023 compared to the prior year was primarily a result of customer contracts assumed in connection with our January 2023 acquisition of assets from Ibeo.

The revenue backlog during the twelve months ended December 31, 2023 was $3.1 million as compared to $0.0 million in 2022.

Cost of revenue

		% of		% of
	2023	revenue	2022	revenue	$ change	% change
(In thousands)
Cost of revenue	$2,772	38.2	$100	n/a	$2,672	2,672.0

Cost of revenue includes the direct and allocated indirect costs of products and services sold to customers. Direct costs include labor, materials, reserves for estimated warranty expenses, and other costs incurred directly, or charged to us by our contract manufacturers, in the manufacture of these products. Indirect costs include labor, overhead, and other costs associated with operating our manufacturing capabilities. Overhead includes the costs of procuring, inspecting and storing material, facility and other costs, and is allocated to cost of revenue based on the proportion of indirect labor which supported revenue activities.

Cost of revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of overhead expense and the volume of direct material purchased. The increase in cost of revenue for the twelve months ended December 31, 2023 compared to the same period in 2022 was primarily due to the amortization of intangible assets obtained in the acquisition of Ibeo assets of $1.4 million. The increase in 2023 was also driven by materials and labor associated with the corresponding increase in revenue this year.

Research and development expense

	2023	2022	$ change	% change
(In thousands)
Research and development expense	$56,707	$30,413	$26,294	86.5

Research and development expense consists of compensation related costs of employees and contractors engaged in internal research and product development activities, direct material to support development programs, laboratory operations, outsourced development and processing work, and other operating expenses. We assign our research and development resources based on the business opportunity of the available projects, the skill mix of the resources available and the contractual commitments we have made to our customers. We believe that a substantial level of continuing research and development expenses will be required to further develop our scanning technology.

The increase in research and development expense during the year ended December 31, 2023 compared to the same period in 2022 was primarily due to the Ibeo acquisition that resulted in higher salary and benefits expenses as a result of increased headcount of $21.2 million, increased depreciation expenses of $1.6 million, increased facilities and information technology expenses of $1.6 million compared to the prior year.

Sales, marketing, general and administrative expense

	2023	2022	$ change	% change
(In thousands)
Sales, marketing, general and administrative expense	$36,689	$24,041	$12,648	52.6

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense during the year ended December 31, 2023 as compared to the same period in 2022 was primarily due to the Ibeo acquisition that resulted in increased salary and benefits expenses as a result of increased headcount of approximately $7.0 million, increased professional services of $1.3 million incurred in connection with the Ibeo acquisition, increased non-cash compensation expense of $1.1 million, increased depreciation expense of $1.1 million and increased purchased labor of $0.7 million.

Bargain purchase gain, net of tax

	2023	2022	$ change	% change
(In thousands)
Bargain purchase gain, net of tax	$1,669	$-	$1,669	-

During the twelve months ended December 31, 2023, we recorded a bargain purchase gain related to the acquisition of assets from Ibeo. The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase consideration paid in the transaction.

Other income (expense), net

	2023	2022	$ change	% change
(In thousands)
Other income (expense), net	$5,510	$799	$4,711	589.6

The increase in other income during the twelve months ended December 31, 2023 compared to the same period in 2022 is due to a payment of $3.0 million as an incentive to terminate our previous building lease. The remainder of the increase is primarily due to income from investment securities.

Income taxes

During the years ended December 31, 2023 and 2022, we recognized tax expense of $1.1 million and $0.0 million, respectively, mainly related to income in foreign jurisdictions offset, partially offset by a deferred income tax benefit generated by the reduction to a deferred tax liability created as a result of the acquisition of Ibeo in Q2 2023. The change in income tax expense during the year ended December 31, 2023 was largely the result of profitability in foreign jurisdictions related to the Ibeo acquisition. As of December 31, 2023, we had net operating loss carryforwards of approximately $463.1 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $10.1 million. During 2023, $23.1 million federal net operating losses and $0.3 million general business credits expired unused. A majority of the net operating loss carryforwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2024 to 2043, if not previously used.

In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our shareholders during any three-year period would result in a limitation on our ability to use a portion of our net operating loss carryforwards.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. We did not have any unrecognized tax benefits at December 31, 2023 or at December 31, 2022.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At December 31, 2023, we had $45.2 million in cash and cash equivalents and $28.6 million in investment securities. We also have approximately $19.0 million availability left on our existing $35.0 million ATM facility that was put in place in the third quarter of 2023. Based on our current operating plan for 2024 and beyond, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.

Operating activities

Cash used in operating activities totaled $67.1 million during 2023, compared to $38.0 million in 2022. Cash used in operating activities resulted primarily from cash used to fund our net loss, after adjusting for non-cash charges such as share-based compensation, depreciation and amortization charges and changes in operating assets and liabilities. The changes in cash used in operating activities were primarily attributed to the Ibeo acquisition that resulted in increased operating expenses to support the development of our lidar sensors. During the second half of 2023, we made a payment of $3.1 million to our contract manufacturing partner in connection with the buildup of MOVIA sensor inventory for direct sales to both automotive and non-automotive customers. Moreover, we expect to make additional payments to this partner totaling approximately $6.2 million over the first six months of 2024 in line with agreed-upon deliveries.

Investing activities

Cash provided by investing activities totaled $21.8 million in 2023, compared to cash used in investing activities of $38.1 million in 2022. During the twelve months ended December 31, 2023, we purchased short-term investment securities totaling $41.7 million and sold short-term investment securities totaling $76.7 million. During the twelve months ended December 31, 2022, we purchased short-term investment securities totaling $90.2 million and sold short-term investment securities totaling $60.6 million. Purchases of property and equipment during the twelve months ended December 31, 2023 and 2022 were $2.0 million and $4.4 million, respectively. During the twelve months ended December 31, 2023, we made payments totaling $11.2 million related to the acquisition of Ibeo assets. We expect to make the final payment related to the Ibeo acquisition of approximately $3.0 million and we expect restricted cash of $3.3 million to be released from escrow to Ibeo during the first quarter of 2024. In 2022, operating funds advanced to Ibeo during the pre-closing period totaling $4.1 million were included in cash used in investing activities.

Financing activities

Cash provided by financing activities totaled $72.4 million in 2023, compared to $14.3 million in 2022. During the year ended December 31, 2022, we made principal payments under long-term debt totaling $0.4 million related to the loan under the Paycheck Protection Program of the 2020 CARES Act (PPP) administered by the Small Business Administration compared to $0.5 million in the prior year. Proceeds received from stock option exercises totaled $0.3 million during 2023 compared to $0.7 million during 2022.

The following is a list of our financing activities during 2023 and 2022.

●	In August 2023, we entered into a $35.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement, we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $35.0 million through Craig-Hallum. As of December 31, 2023, we had completed sales under such sales agreement, having sold 6.1 million shares for net proceeds of $15.5 million. As of December 31, 2023, we have approximately $19.0 million available under this ATM agreement.
●	In June 2023, we entered into a $45.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement, we were able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $45.0 million through Craig-Hallum. As of June 30, 2023, we had completed sales under such sales agreement, having sold 10.9 million shares for net proceeds of $43.9 million. No further shares are available for sales under this agreement.
●	In June 2021, we entered into a $140.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we were able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $140.0 million through Craig-Hallum. As of December 31, 2022, we had issued 8.3 million shares of our common stock for net proceeds of $81.8 million under this ATM agreement. During the quarter ended March 31, 2023, we issued 5.0 million shares of our common stock for net proceeds of $12.5 million under the agreement. The sales agreement was terminated in June 2023.

Our capital requirements will depend on many factors, including, but not limited to, the rate at which OEMs and other potential customers introduce products incorporating our technology and the market acceptance and competitive position of such products. Our ability to raise capital will depend on numerous factors, including the following:

●	Perceptions of our ability to continue as a going concern;
●	Market acceptance of products incorporating our technology;
●	Changes in evaluations and recommendations by any securities analysts following our stock or our industry generally;
●	Announcements by other companies in our industry;
●	Changes in business or regulatory conditions;
●	Announcements or implementation by our competitors of technological innovations or new products;
●	The status of particular development programs and the timing of performance under specific development agreements;
●	Economic and stock market conditions;
●	The cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	Our ability to establish cooperative development or licensing arrangements; or
●	Other factors unrelated to our company or industry.

If we are successful in establishing OEM co-development arrangements, we may receive full or partial funding for certain non-recurring engineering costs for technology development and/or product development. Nevertheless, we expect our capital requirements to remain high as we expand our activities and operations with the objective of commercializing our technology.

Contractual obligations

The following table lists our contractual obligations as of December 31, 2023 (in thousands):

	Payments Due By Period
Contractual Obligations	< 1 year	1-3 years	3-5 years	> 5 years	Total
Open purchase obligations *	$10,414	$320	$-	$-	$10,734
Minimum payments under finance leases	-	-	-	-	-
Minimum payments under operating leases+	2,951	6,819	6,686	8,527	24,983
	$13,365	$7,139	$6,686	$8,527	$35,717

* Open purchase obligations represent commitments to purchase materials, capital equipment, maintenance agreements and other goods used in the normal operation of our business.

+ Minimum payments under operating leases included payments associated with the forward-starting lease of MicroVision GmbH with a target commencement date of August 1, 2024.

Recent accounting pronouncements

See Note 2, “Summary of significant accounting policies,” in the Notes to the consolidated financial statements found in Part II, Item 8 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of December 31, 2023, all of our cash and cash equivalents have variable interest rates; however, we believe our exposure to market and interest rate risks is not material. Due to the generally short-term maturities of our investment securities, we believe that the market risk arising from our holdings of these financial instruments is not significant. We do not believe that inflation has had a material effect on our business, financial condition or results of operations; however, we do anticipate our labor costs to increase as a result of inflationary pressures.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity, and return. As of December 31, 2023, our cash and cash equivalents are comprised of short-term highly rated (A rated securities and above) money market savings accounts and our short-term investments are comprised of highly rated corporate and government debt securities (A rated securities and above). The values of cash and cash equivalents and investment securities, available-for-sale as of December 31, 2023, are as follows (in thousands):

	Amount	Percent
Cash and cash equivalents	$45,167	61.2%
Less than one year	28,611	38.8
	$73,778	100.0%

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

MicroVision, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MicroVision, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Business Combination – Valuation of Acquired Intangible Assets

As described in Note 3 to the consolidated financial statements, the Company acquired certain net assets of Ibeo Automotive Systems (Ibeo), a lidar hardware and software provider based in Hamburg, Germany for total consideration of approximately EUR 20.0 million or $21.6 million, subject to settlement of working capital adjustments. The acquisition was accounted for as a business combination and included acquired intangible assets.

We identified the business combination, and in particular, the valuation of acquired intangible assets, as a critical audit matter because determining the fair value of acquired intangible assets required management to use complex valuation models based on underlying assumptions to estimate future cash flows. This, in turn, required significant and subjective auditor judgment, including the need to involve fair value specialists, in performing procedures and evaluating audit evidence obtained.

The primary procedures we performed to address this critical audit matter included:

● Testing the design, implementation, and operating effectiveness of internal controls over the valuation of acquired intangible assets, including controls surrounding the valuation methodology and selection of assumptions used in the determination of the fair value of acquired intangible assets.

● With the assistance of valuation specialists, testing the reasonableness of the valuation methodology, discount rate, royalty rate, contributory asset rate, internal rate of return, and weighted average cost of capital used to estimate the fair value of acquired intangible assets.

● Testing the significant assumptions used to estimate future cash flows by testing the underlying data to supporting the assumptions and comparing the assumptions to industry trends and subsequent results to evaluate the reasonableness of management’s estimates as of the date of the acquisition.

/s/ Moss Adams LLP

Seattle, Washington

February 29, 2024

We have served as the Company’s auditor since 2012.

MicroVision, Inc.

Consolidated Balance Sheets

(In thousands)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$45,167	$20,536
Investment securities, available-for-sale	28,611	62,173
Restricted cash, current	3,263	-
Accounts receivable, net of allowances	949	-
Inventory	3,874	1,861
Advance to Ibeo	-	4,132
Other current assets	4,890	2,306
Total current assets	86,754	91,008

Property and equipment, net	9,032	6,830
Operating lease right-of-use asset	13,758	14,579
Restricted cash, net of current portion	961	1,418
Intangible assets, net	17,235	75
Other assets	1,895	1,086
Total assets	$129,635	$114,996

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$2,271	$2,061
Accrued liabilities	8,640	2,058
Accrued liability for Ibeo business combination	6,300	-
Contract liabilities	300	4,601
Current portion of operating lease liability	2,323	1,846
Current portion of finance lease obligations	-	21
Other current liabilities	669	839
Total current liabilities	20,503	11,426

Operating lease liability, net of current portion	12,714	13,829
Other long-term liabilities	614	-
Total liabilities	33,831	25,255

Commitments and contingencies (Note 13)

Shareholders’ equity
Preferred stock, par value $0.001; 25,000 shares authorized; zero and zero shares issued and outstanding, respectively	-	-
Common stock, par value $0.001; 310,000 shares authorized; 194,736 and 170,503 shares issued and outstanding at December 31, 2023 and 2022, respectively	195	171
Additional paid-in capital	860,765	772,221
Accumulated other comprehensive gain (loss)	210	(127)
Accumulated deficit	(765,366)	(682,524)
Total shareholders’ equity	95,804	89,741
Total liabilities and shareholders’ equity	$129,635	$114,996

The accompanying notes are an integral part of these consolidated financial statements

MicroVision, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021

Revenue	$7,259	$664	$2,500

Cost of revenue	2,772	100	2

Gross profit	4,487	564	2,498

Research and development expense	56,707	30,413	24,111
Sales, marketing, general and administrative expense	36,689	24,041	22,256
Gain on disposal of fixed assets	(34)	-	-
Total operating expenses	93,362	54,454	46,367

Loss from operations	(88,875)	(53,890)	(43,869)

Bargain purchase gain, net of tax	1,669	-	-
Gain on debt extinguishment	-	-	692
Other income (expense), net	5,510	799	(23)

Net loss before taxes	$(81,696)	$(53,091)	$(43,200)

Income tax expense	(1,146)	-	-

Net loss	$(82,842)	$(53,091)	$(43,200)

Net loss per share - basic and diluted	$(0.45)	$(0.32)	$(0.27)

Weighted-average shares outstanding - basic and diluted	182,802	165,958	160,662

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(82,842)	$(53,091)	$(43,200)

Other comprehensive loss
Unrealized gain (loss) on investment securities, available-for-sale	153	(108)	(19)
Unrealized gain on translation	184	-	-
Comprehensive loss	$(82,505)	$(53,199)	$(43,219)

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

(In thousands)

			Additional		Accumulated		Total
	Common Stock		paid-in	Subscriptions	other	Accumulated	shareholders’
	Shares	Par value	capital	receivable	comprehensive loss	deficit	equity (deficit)
Balance at December 31, 2020	152,926	153	601,224	(6,135)	-	(586,233)	9,009
Share-based compensation expense	2,365	2	15,282	-	-	-	15,284
Exercise of options	1,518	2	2,652	-	-	-	2,654
Sales of common stock, net of issuance costs	7,554	7	122,884	6,135	-	-	129,026
Net loss	-	-	-	-	-	(43,200)	(43,200)
Other comprehensive loss	-	-	-	-	(19)	-	(19)
Balance at December 31, 2021	164,363	164	742,042	-	(19)	(629,433)	112,754
Share-based compensation expense	1,294	1	15,460	-	-	-	15,461
Exercise of options	525	1	725	-	-	-	726
Sales of common stock, net of issuance costs	4,321	5	13,994		-	-	13,999
Net loss	-	-	-	-	-	(53,091)	(53,091)
Other comprehensive loss	-	-	-	-	(108)	-	(108)
Balance at December 31, 2022	170,503	$171	$772,221	$-	(127)	$(682,524)	$89,741
Share-based compensation expense	1,946	2	16,139	-	-	-	16,141
Exercise of options	191	-	175	-	-	-	175
Sales of common stock, net of issuance costs	22,096	22	72,230	-	-	-	72,252
Net loss	-	-	-	-	-	(82,842)	(82,842)
Other comprehensive gain	-	-	-	-	337	-	337
Balance at December 31, 2023	194,736	$195	$860,765	$-	210	$(765,366)	$95,804

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(82,842)	$(53,091)	$(43,200)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	7,864	2,246	1,464
Impairment of property and equipment	12	64	882
Bargain purchase gain	(1,669)	-	-
Gain on disposal of fixed assets	(34)
Share-based compensation expense	16,141	15,461	15,284
Non-cash interest income	-	-	(10)
Inventory write-downs	76	87	48
Net accretion of premium on short-term investments	(1,275)	21	86
Gain on debt extinguishment	-	-	(692)
Change in:
Accounts receivable	(949)	-	-
Inventory	(892)	(168)	(1,828)
Other current and non-current assets	(2,096)	(217)	(2,552)
Accounts payable	942	(1,737)	2,520
Accrued liabilities	6,571	888	675
Contract liabilities and other current liabilities	(6,452)	(293)	(1,319)
Operating lease liabilities	(2,500)	(1,280)	(762)
Other long-term liabilities	13	-	-
Net cash used in operating activities	(67,090)	(38,019)	(29,404)

Cash flows from investing activities
Sales of investment securities	76,700	60,576	-
Purchases of investment securities	(41,710)	(90,158)	(32,825)
Purchases of property and equipment	(1,935)	(4,359)	(2,493)
Advance to Ibeo	-	(4,132)	-
Cash paid for Ibeo business combination	(11,233)	-	-
Net cash provided by (used in) investing activities	21,822	(38,073)	(35,318)

Cash flows from financing activities
Principal payments under finance leases	(21)	(26)	(28)
Principal payments under long-term debt	-	(392)	(488)
Payments received on subscriptions receivable	-	-	6,135
Proceeds from stock option exercises	175	726	2,654
Net proceeds from issuance of common stock	72,284	13,999	122,891
Net cash provided by financing activities	72,438	14,307	131,164

Effect of exchange rate changes on cash and cash equivalents	267	-	-

Change in cash, cash equivalents, and restricted cash	27,437	(61,785)	66,442
Cash, cash equivalents, and restricted cash at beginning of period	21,954	83,739	17,297
Cash, cash equivalents, and restricted cash at end of period	$49,391	$21,954	$83,739

Supplemental schedule of non-cash investing and financing activities

Non-cash additions to property and equipment	$-	$764	$550

Accrued liability for Ibeo business combination	$6,300	$-	$-

Acquisition of right-to-use asset operating lease	$1,338	$10,184	$5,097

Accrued financing fees	$(32)	$-	$-

Currency gain in translation	$184	$-	$-

Unrealized gain in investment securities, available-for-sale	$153	$(108)	$(19)

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents	$45,167	$20,536	$82,647
Restricted cash	4,224	1,418	1,092
Cash, cash equivalents and restricted cash	$49,391	$21,954	$83,739

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.

Notes to Consolidated Financial Statements

For the year ended December 31, 2023

1. THE COMPANY AND LIQUIDITY

MicroVision, Inc. is developing and commercializing lidar sensors and software to be used in automotive safety and autonomous driving applications. Our dynamic-range lidar sensor uses our pioneering laser beam scanning (LBS) technology. Our LBS technology is based on our patented expertise in systems that include micro-electrical mechanical systems (MEMS), laser diodes, opto-mechanics, electronics, algorithms and software, and how those elements are packaged into a small form factor. This lidar sensor also utilizes edge computing and machine intelligence as part of the solution. Though automotive lidar is our priority now, we have developed solutions for Augmented Reality, Interactive Displays, and Consumer Lidars.

In the recent past, our strategy had been to sell AR displays or components, Interactive Displays, or Consumer Lidars to OEMs and ODMs for incorporation into their products. In fiscal years 2021 and 2022, our sole customer was Microsoft Corporation; in 2023, this customer accounted for a significant portion of our total revenue. Our arrangement with this customer generated royalty income; however, the volume of sales and resulting royalties from that arrangement were not significant. A few years ago, we shifted our focus to increase the value of the Company by completing development of our 1st Generation long-range lidar module to a level that would be ready to scale in the market. We believe our technology and designs for automotive lidar can be successful in the market, and our solutions will have features and performance that exceed those of competitors and will provide a sustainable strategic advantage in the market.

We completed the acquisition of Ibeo Automotive Systems GmbH (“Ibeo”) assets on January 31, 2023 pursuant to the terms and subject to the conditions of the Asset Purchase Agreement, dated December 1, 2022, and amended as of January 31, 2023, by and between our wholly owned subsidiary, MicroVision GmbH organized under the laws of The Federal Republic of Germany, and Ibeo for a purchase price of EUR 15.0 million, or approximately $16.3 million, subject to potential reduction on the terms set forth in the Asset Purchase Agreement. Pursuant to the Asset Purchase Agreement, the purchase price also included advanced funds to Ibeo so that it could continue its operations while in insolvency during the period between signing and closing. Specifically, we advanced to Ibeo EUR 3.9 million, or approximately $4.1 million in December 2022; EUR 2.7 million, or approximately $3.0 million in January 2023; and EUR 0.6 million, or approximately $0.7 million in February 2023 shortly after the closing. These fund advances included amounts related to headcount reductions carried out by Ibeo management, decreasing the number of employees to transfer in connection with the acquisition to approximately 250 employees. These headcount reduction costs of EUR 2.3 million, or approximately $2.5 million, were reimbursed to MicroVision by way of deduction from the purchase price in accordance with the Asset Purchase Agreement.

We have incurred significant losses since inception and expect to incur a significant loss during the fiscal year ending December 31, 2024. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities.

At December 31, 2023, we had total liquidity of $73.8 million including $45.2 million in cash and cash equivalents and $28.6 million in short-term investment securities. As of December 31, 2023, we have approximately $19.0 million available under an existing ATM agreement. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months. We will require additional capital to fund our operating plan past that time. We will seek to obtain additional capital through the issuance of equity or debt securities, product sales and/or licensing activities. There can be no assurance that any such efforts to obtain additional capital would be successful.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. We have identified the following areas where estimates and assumptions have been made in preparing the financial statements: business combinations, valuation of intangibles, revenue recognition, inventory valuation, valuation of share-based payments, income taxes, depreciable lives assessment and related disclosure of contingent assets and liabilities.

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

Business Combination

Our business combination is accounted for under the acquisition method. We allocate the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase consideration is included in bargain purchase gain in the Consolidated Statement of Operations. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

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

Intangible assets

Our intangible assets consist of acquired technology from the January 2023 Ibeo asset purchase and purchased patents. As part of the Ibeo asset acquisition, we acquired primarily two intangible assets in the form of Perception software and Reference software with a useful life of 15 years and 8 years, respectively. The estimated fair value of acquired technology was calculated through the income approach using the multi-period excess earnings and relief from royalty methodologies. The intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to seventeen years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of their carrying values to the projected undiscounted net cash flows associated with the related intangible assets or group of assets over their remaining lives. Measurement of an impairment loss for our intangible assets is based on the difference between the fair value of the asset and its carrying value.

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

Restricted cash

Restricted cash, current includes $3.3 million related to the Ibeo asset acquisition that has been withheld from the Purchase Price and held in escrow for a maximum period of 13 months post-Closing as partial security for potential claims arising out of or in connection with the Asset Purchase Agreement.

In addition, as of December 31, 2023 and 2022, restricted cash, net of current portion was in money market savings accounts and serves as collateral for irrevocable letters of credit related to our facility lease agreements. The restricted cash balance at December 31, 2023 includes $0.7 million related to a letter of credit that was issued in connection with a lease agreement entered into in September 2021 for our company headquarters in Redmond, Washington. The new lease commenced on December 1, 2022, and the required balance of the letter credit periodically decreases over the term of the 120-month lease. The restricted cash balance also includes $0.3 million related to a letter of credit that was issued in connection with a lease agreement entered into in September 2021 for our general office and lab space in Redmond, Washington, and the required balance of the letter of credit periodically decreases over the term of the 120-month lease.

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

Concentration of credit risk and major customers and suppliers

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and accounts receivable. We typically do not require collateral from our customers. As of December 31, 2023, our cash and cash equivalents are comprised of short-term highly rated (A rated securities and above) money market savings accounts.

Concentration of major customers and suppliers

In 2023, one commercial customer (“Customer A”) accounted for $4.6 million in revenue, representing 63% of our total revenue, a second commercial customer accounted for $0.8 million in revenue, representing 11% of our total revenue and a third commercial customer accounted for $0.4 million in revenue, representing 5% of our total revenue. In 2022, Customer A accounted for $0.7 million in revenue, representing 100% of our total revenue. No revenue was recognized from Customer A during the second half of 2022 or the first three quarters of 2023 as no shipments of our components were reported by the customer during that period. In 2021, Customer A accounted for $2.5 million in revenue, representing 100% of our total revenue. Subsequent to fiscal year 2023, we do not expect to recognize further revenue from Customer A, which will negatively affect our future revenue.

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

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss available for common shareholders	$(82,842)	$(53,091)	$(43,200)

Denominator:
Weighted-average common shares outstanding	182,802	165,958	160,662

Net loss per share - basic and diluted	$(0.45)	$(0.32)	$(0.27)

During each of the years ended December 31, 2023, 2022 and 2021, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive. The shares shown represent the number of shares of common stock which would be issued upon conversion in the respective years shown below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Options outstanding	752	945	1,533
Nonvested restricted stock units	9,983	8,866	2,625
	10,735	9,811	4,158

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

Share-based compensation

We issue share-based compensation to employees in the form of restricted stock units (RSUs), and performance stock units (PSUs) and stock options. We account for the share-based awards by recognizing the fair value of share-based compensation expense on a straight-line basis over the service period of the award, net of estimated forfeitures. The fair value of RSUs and non-executive PSUs is determined by the closing price of our common stock on the grant date. For performance-based awards, expense is recognized when it is probable the performance criteria will be achieved. If the likelihood becomes improbable that the performance criteria will be achieved, the expense is reversed. Executive PSUs that have market-based performance criteria are valued using a binomial option pricing model using the following inputs: stock price, volatility, and risk-free interest rates. Changes in estimated inputs or using other option valuation methods may result in materially different option values and share-based compensation expense. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model.

The following table summarizes the amount of share-based compensation expense by line item on the Statement of Operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development expense	6,531	6,933	6,125
Sales, marketing, general and administrative expense	9,610	8,528	9,159
	$16,141	$15,461	$15,284

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net loss, shareholders’ equity or cash flows, as previously reported.

3. BUSINESS COMBINATION

On January 31, 2023, we completed the acquisition of certain net assets of Ibeo, a lidar hardware and software provider based in Hamburg, Germany. The purpose of the acquisition was to acquire certain Ibeo assets, primarily intellectual property, and personnel, to enable us to expand our technology and product portfolio and diversify our revenue profile.

Total consideration related to this transaction was approximately EUR 20.0 million or $21.6 million, consisting of approximately (i) EUR 7.0 million or $7.6 million in cash paid at closing, (ii) EUR 6.6 million or $7.1 million in cash advanced to Ibeo prior to closing, (iii) EUR 3.0 million or $3.3 million held in escrow for 13 months to be available to cover properly established claims by MicroVision, (iv) EUR 0.6 million or $0.7 million in costs paid on behalf of the seller, and (v) EUR 2.7 million or approximately $3.0 million after calculating the deduction in purchase price agreed between both the parties. The remaining balance of approximately EUR 2.7 million is expected to be paid during the first quarter of 2024. In addition, we incurred $0.6 million of acquisition-related costs associated with the acquisition during the twelve months ended December 31, 2023, which were included in Sales, marketing, general and administrative expense. We incurred $0.5 million of acquisition-related costs associated with the acquisition during the three twelve months ended December 31, 2022.

The accrued liability for Ibeo business combination on our balance sheet in the amount of $6.3 million includes $3.3 million that was withheld from the Purchase Price and held in escrow for a maximum period of 13 months post-Closing as partial security for potential claims arising out of or in connection with the Asset Purchase Agreement is intended to be released and $3.0 million holdback amount that is expected to be paid in first quarter of 2024.

The transaction has been accounted for as a business combination. The results of operations for the acquisition are included in our consolidated financial statements from the date of acquisition onwards.

The following table summarizes the final purchase price allocation to assets acquired and liabilities assumed (in thousands):

		Weighted Average
	Amount	Useful Life (in years)
Purchase consideration:
Cash paid at closing(1)	$8,245
Payable to Ibeo(2)	6,246
Advances to Ibeo(3)	7,120
Total purchase consideration	$21,611

Inventory	$1,197
Other current assets	703
Operating lease right-of-use asset	234
Property and equipment, net	5,330
Intangible assets:
Acquired technology	17,987	13
Order backlog	26	1
Contract liabilities	(1,178)
Operating lease liabilities	(234)
Deferred tax liabilities	(785)
Total identifiable net assets	$23,280
Bargain purchase gain(4)	(1,669)

(1)	Represents $7.6 million in cash paid at closing and $0.7 million in cash paid shortly after close.
(2)	Recorded as accrued liability to Ibeo in our consolidated balance sheet. Pursuant to the terms of the Asset Purchase Agreement, $3.3 million will be withheld from the Purchase Price and held in escrow for a maximum period of 13 months post-closing as partial security for potential claims arising out of or in connection with the Asset Purchase Agreement and $3.0 million holdback amount is expected to be paid in first quarter of 2024.
(3)	Represents $4.1 million and $3.0 million in cash advanced to Ibeo in December 2022 and January 2023, respectively.
(4)	The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase consideration and is included in bargain purchase gain in the Consolidated Statement of Operations. The bargain purchase gain was attributable to the negotiation process with Ibeo during its insolvency proceedings resulting in cash consideration paid being less than the fair value of the net assets acquired.

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

Supplemental Unaudited Pro Forma Information

The below unaudited pro forma financial information summarizes the combined results of operations for the Company and Ibeo as if the acquisition had been completed on January 1, 2022. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2022 or the results of our future operations of the combined businesses. Nonrecurring pro forma adjustments include:

●	Recognition of the bargain purchase gain as if incurred in the first quarter of 2022;
●	Acquisition-related costs of $1.1 million are assumed to have been incurred on January 1, 2022.

The following table summarizes the unaudited pro forma results (in thousands):

	Year Ended December 31,
	2023	2022
Total revenue	$7,808	6,957
Net loss	(80,243)	(115,786)

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

Disaggregation of revenue

The following table provides information about disaggregated revenue by timing of revenue recognition, (in thousands):

	Year Ended December 31, 2023
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$1,019	4,888	1,106	$7,013
Product and services transferred over time	-	-	246	246
Total	$1,019	$4,888	$1,352	$7,259

	Year Ended December 31, 2022
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$664	$-	$664
Product and services transferred over time	-	-	-	-
Total	$-	$664	$-	$664

	Year Ended December 31, 2021
		License and
	Product	royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$2,500	$-	$2,500
Product and services transferred over time	-	-	-	-
Total	$-	$2,500	$-	$2,500

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands):

	December 31,
	2023	2022	2021

Accounts receivable, net	$949	$-	$-
Accrued liabilities	-	-	-
Contract liabilities	300	4,601	5,265

Under Topic 606, our rights to consideration are presented separately depending on whether those rights are conditional or unconditional. We present our unconditional rights to consideration as “accounts receivable” in our Balance Sheet.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	December 31,	December 31,
	2023	2022	$ Change	% Change

Contract assets	$949	$-	$949	-
Contract liabilities	(300)	(4,601)	4,301	93.5
Net contract assets (liabilities)	$649	$(4,601)	$5,250	114.1

In April 2017, we signed a contract with Microsoft Corporation to develop an LBS display system; the contract terminated effective December 31, 2023. Under the agreement, we received an upfront payment of $10.0 million. As of December 31, 2022, we had applied $5.4 million against the contract liability. During the year ended December 31, 2023, we applied the remaining $4.6 million against the contract liability with this customer since we believe the likelihood of further deliveries under the contract is remote. We do not expect to recognize any further revenue in connection with this contract.

Contract acquisition costs

We are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. We currently do not pay any commissions upon the signing of a contract; therefore, no commission cost has been incurred as of December 31, 2023.

In connection with our January 2023 acquisition of assets from Ibeo, we assumed contract liabilities totaling approximately $1.2 million. During the twelve months ended December 31, 2023, we recognized revenue totaling $1.0 million against the contract liability.

Transaction price allocated to the remaining performance obligations

The following table provides information about the estimated timing of revenue recognition (in thousands):

	2024	2025

Revenue	$300	$-

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

The valuation inputs hierarchy classification for assets measured at fair value on a recurring basis are summarized below as of December 31, 2023 and 2022 (in thousands). These tables do not include cash held in our money market savings accounts.

	Level 1	Level 2	Level 3	Total
As of December 31, 2023
Assets
Corporate debt securities	$-	$8,471	$-	$8,471
U.S. Treasury securities	-	20,140	-	20,140
	$-	$28,611	$-	$28,611

	Level 1	Level 2	Level 3	Total
As of December 31, 2022
Assets
Corporate debt securities	$-	$15,500	$-	$15,500
U.S. Treasury securities	-	46,673	-	46,673
	$-	$62,173	$-	$62,173

Our short-term investments are summarized below as of December 31, 2023 and 2022 (in thousands).

				Investment
	Cost/	Gross	Gross	Securities,
	Amortized	Unrealized	Unrealized	Available-
	Cost	Gains	Losses	For-Sale
As of December 31, 2023
Assets
Corporate debt securities	$8,466	$6	$(1)	$8,471
U.S. Treasury securities	20,119	21	-	20,140
	$28,585	$27	$(1)	$28,611

As of December 31, 2022
Assets
Corporate debt securities	$15,538	$-	$(38)	$15,500
U.S. Treasury securities	46,762	2	(91)	46,673
	$62,300	$2	$(129)	$62,173

The maturities of the investment securities available-for-sale as of December 31, 2023 and 2022 are shown below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2023
Maturity date
Less than one year	$28,585	$27	$(1)	$28,611

As of December 31, 2022
Less than one year	$62,300	$2	$(129)	$62,173

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2023 and 2022 (in thousands):

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
As of December 31, 2023
Corporate debt securities	$1,488	$(1)	$-	$-	1,488	(1)
U.S. Treasury securities	1,486	-	-	-	1,486	-
	$2,974	$(1)	$-	$-	$2,974	$(1)

As of December 31, 2022
Corporate debt securities	$12,295	$(38)	$-	$-	12,295	(38)
U.S. Treasury securities	34,530	(91)	-	-	34,530	(91)
	$46,825	$(129)	$-	$-	$46,825	$(129)

6. INVENTORY

Inventory consists of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$1,574	$1,556
Work in process	305	305
Finished Goods	1,995	-
	$3,874	$1,861

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2023	2022
Production equipment	$6,140	$6,140
Leasehold improvements	3,843	3,789
Computer hardware and software/lab equipment	12,149	10,515
Office furniture and equipment	5,367	1,804
	27,499	22,248
Less: Accumulated depreciation	(18,467)	(15,418)
	$9,032	$6,830

Depreciation expense was $3.1 million in 2023, $0.7 million in 2022 and $0.9 million in 2021.

8. INTANGIBLE ASSETS

The components of intangible assets were as follows:

As of December 31, 2023	Gross Carrying	Accumulated	Net Carrying	Weighted Average Remaining
(in thousands)	Amount	Amortization	Amount	Period (Years)
Acquired technology	$20,172	$2,940	$17,232	12
Backlog	26	23	3	-
	$20,198	$2,963	$17,235

As of December 31, 2022	Gross Carrying	Accumulated	Net Carrying	Weighted Average Remaining
(in thousands)	Amount	Amortization	Amount	Period (Years)
Acquired technology	$951	$876	$75	4
	$951	$876	$75

Amortization expense was $2.1 million in 2023, $0.0 million in 2022 and $0.0 million in 2021.

The following table outlines our estimated future amortization expense related to intangible assets held at December 31, 2023 (in thousands):

		Research and
	Cost of	Development
Years Ended December 31,	Revenue	Expense	Total
2024	$1,548	584	$2,132
2025	1,548	54	1,602
2026	1,548	25	1,573
2027	1,508	-	1,508
Thereafter	10,420	-	10,420
	$16,572	$663	$17,235

9. ACCRUED LIABILITIES

Accrued liabilities consists of the following (in thousands):

	December 31,
	2023	2022
Bonuses	$1,359	$537
Payroll and payroll taxes	3,704	766
Income taxes payable	2,111	-
Accrued professional fees	236	378
Liabilities to suppliers	885	130
Other	345	247
	$8,640	$2,058

In addition, the accrued liability for Ibeo business combination on our balance sheet in the amount of $6.3 million includes $3.3 million that was withheld from the Purchase Price and held in escrow for a maximum period of 13 months post-Closing as partial security for potential claims arising out of or in connection with the Asset Purchase Agreement and $3.0 million holdback amount that is expected to be paid in first quarter of 2024.

10. COMMON STOCK

In August 2023, we entered into a $35.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement, we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $35.0 million through Craig-Hallum. As of December 31, 2023, we had completed sales under such sales agreement, having sold 6.1 million shares for net proceeds of $15.5 million. As of December 31, 2023, we have approximately $19.0 million available under this ATM agreement.

In June 2023, we entered into a $45.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement, we were able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $45.0 million through Craig-Hallum. As of June 30, 2023, we had completed sales under such sales agreement, having sold 10.9 million shares for net proceeds of $43.9 million. No further shares are available for sales under this agreement.

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

Description of Incentive Plan

Our 2022 Incentive Plan has 20.0 million shares authorized, which includes 3.5 million shares not issued pursuant to any awards granted under the 2020 Incentive Plan. There were 9.4 million shares available for awards as of December 31, 2023.

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

The following table summarizes the weighted-average valuation assumptions and weighted-average grant date fair value of options granted during the periods shown below:

	Year Ended December 31,
Assumptions (weighted-average)	2023	2022	2021
Volatility	0%	0%	120%
Expected term (in years)	-	-	4.0
Risk-free rate	0.0%	0.0%	0.9%
Expected dividends	0.0%	0.0%	0.0%
Pre-vest forfeiture rate	0.0%	0.0%	8.5%
Grant date fair value of options granted	$-	$-	$11.72

Options Activity and Positions

The following table summarizes activity and positions with respect to options for the periods shown below (in thousands):

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual	intrinsic
Options	Shares	exercise price	term (in years)	value
Outstanding as of December 31, 2020	3,281	1.51	6.6	$12,784
Granted	8	14.04
Exercised	(1,519)	1.75
Forfeited or expired	(237)	1.23
Outstanding as of December 31, 2021	1,533	1.37	5.6	$5,645
Granted	-	-
Exercised	(525)	1.38
Forfeited or expired	(63)	3.00
Outstanding as of December 31, 2022	945	1.26	5.7	$1,137
Granted	-	-
Exercised	(191)	0.92
Forfeited or expired	(2)	0.28
Outstanding as of December 31, 2023	752	$1.35	4.6	$1,083
Vested and expected to vest as of December 31, 2023	752	$1.35	4.6	$1,083

Exercisable as of December 31, 2023	752	$1.35	4.6	$1,083

The total grant date fair value of options vested during the years ended December 31, 2023, 2022 and 2021 was $0, $0.1 million and $0.5 million, respectively. As of December 31, 2023, we have no unrecognized share-based compensation related to options.

Restricted stock activity and positions

The following table summarizes activity and positions with respect to RSUs and PSUs for the three years ended December 31, 2023 (in thousands):

		Weighted-average
	Shares	price
Unvested as of December 31, 2020	1,983	$0.76
Granted	4,179	12.92
Vested	(2,380)	3.11
Forfeited	(1,157)	11.97
Unvested as of December 31, 2021	2,625	13.05
Granted	9,180	2.46
Vested	(1,391)	9.16
Forfeited	(1,548)	6.42
Unvested as of December 31, 2022	8,866	3.85
Granted	3,491	3.89
Vested	(1,872)	6.98
Forfeited	(502)	7.47
Unvested as of December 31, 2023	9,983	$3.09

In 2023, we issued 2.6 million PSUs to non-executive employees subject to the achievement of development goals. These shares are liabilities subject to mark-to-market accounting as the number of shares was not fixed when issued. One-third of these shares will vest in connection with 2023 achievement of the milestones and the remaining two-thirds will vest over two years from June 30, 2023.

In 2023, we issued 0.1 million shares for the partial achievement of internal performance milestones during the fourth quarter of 2022. These shares were valued based on the closing price of our common stock on the dates of grant and vest quarterly over two years. We had canceled 0.4 million PSUs in the fourth quarter of 2022 related to the same internal performance milestones.

In 2023, we issued 0.6 million time-based RSUs to non-executive employees for promotion, retention, and new hire grants. These shares were valued based on the closing price of our common stock on the dates of grant. These shares vest over three or four years from the date of grant.

In 2023, we issued 0.3 million time-based RSUs to independent directors for annual equity compensation. These shares were valued based on the closing price of our common stock on the dates of grant. These shares vest quarterly, with the final installment vesting the earlier of the one year anniversary of the grant date or the day before the next annual meeting.

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

In 2022, we issued 2.4 million PSUs to non-executive employees subject to the achievement of development goals. These shares were valued based on the closing price of our common stock on the dates of grant. These shares vest quarterly over two years from the achievement of established performance criteria. We canceled 0.4 million PSUs in the fourth quarter of 2022 and re-issued 0.1 million PSUs in the first quarter of 2023 due to partial achievement of internal performance milestones.

In 2022, we issued 0.6 million time-based RSUs to non-executive employees for promotion, retention, and new hire grants. These shares were valued based on the closing price of our common stock on the dates of grant. These shares vest over three or four years from the date of grant.

In 2021, an equity award was granted to the Chief Executive Officer in the form of 1.2 million restricted stock units. These shares were valued based on the closing price of our common stock on the dates of grant. On the date of grant, 0.3 million shares vested immediately, 0.3 million vested in April 2022 and subsequent grants of 0.3 million RSUs will be made on an annual basis in each of April 2023 and April 2024.

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

As of December 31, 2023, our unrecognized share-based compensation related to RSUs was $5.0 million, which we plan to expense over the next 1.6 years, our unrecognized share-based compensation related to executive PSUs was $5.1 million, which we plan to expense over the next 1.8 years, and our unrecognized share-based compensation related to the non-executive PSUs was $3.3 million, which we plan to expense over the next 1.0 year.

12. LEASES

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

In September 2021, we entered into an office lease with Redmond East Office Park LLC, a Washington limited liability company, pursuant to which we will lease approximately 16,681 square feet of space located in Redmond, Washington that we will use primarily for general office space. The lease provides for an initial term of 128 months that commenced November 1, 2021. Pursuant to the lease, annual base rent was approximately $0.5 million for the first year and is subject to annual increases of 3.0%. In addition to base rent, we pay additional rent comprised of our proportionate share of any operating expenses, real estate taxes, and management fees. We have the option to extend the term for one ten-year renewal period, provided that the rent would be subject to market adjustment at the beginning of the renewal term. The total minimum lease payments related to this lease is $6.4 million.

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

In April 2022, we entered into an office lease with Universal-Investment-Gesellschaft mbH, a German investment company, pursuant to which we lease approximately 3,533 square feet of space located in Nuremberg, Germany that we use primarily for general office space for business development activities. The lease provides for a term of 60 months that commenced May 1, 2022. Pursuant to the lease, annual base rent is approximately $76,000 per year. The total minimum lease payments related to this lease is approximately $0.4 million.

In September 2022, we entered into a second office lease with Universal-Investment-Gesellschaft GmbH, a German investment company, pursuant to which we lease approximately 3,810 square feet of space located in Nuremberg, Germany that we use primarily for product testing for engineering and development activities. The lease provides for a term of 60 months that commenced November 15, 2022. Pursuant to the lease, annual base rent is approximately $92,000 per year. The total minimum lease payments related to this lease is approximately $0.5 million.

In connection with our January 2023 acquisition of assets from Ibeo, we assumed three leases in Hamburg, Germany covering approximately 51,000 square feet.

One lease is with IntReal International Real Estate Kapitalverwaltungsgesellschaft and covers approximately 5,511 square feet of space for IT network equipment through December 31, 2026. Pursuant to the lease, annual base rent is approximately $65,000 per year. The total remaining minimum lease payments related to this lease are approximately $0.3 million. During the quarter ended March 31, 2023, we recorded a right-of-use asset in the amount of $0.2 million on our balance sheet. A second lease is with Neuer Holtigbaum and covers approximately 32,529 square feet of office space and long-range laser testing space through August 2023. During the quarter ended September 30, 2023, we amended this lease and extended until August 2024. The total remaining minimum lease payments related to this lease are approximately $0.2 million. The third lease is with BG BAU Berufsgenossenschaft der Bauwirtschaft and covers approximately 13,127 square feet of garage space to house our test and demonstration vehicles through July 31, 2024. The total remaining minimum lease payments related to this lease are approximately $0.1 million.

In December 2023, we entered into a lease on approximately 60,000 square feet of space located in central Hamburg in Germany. This lease is intended to replace the office space described in the immediately preceding paragraph. The lease provides for a term of 60 months and will commence on the date the property is delivered to us, which is expected to occur between August 1, 2024 and December 31, 2024.

The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Operating lease expense	$2,625	$1,501	$513

Finance lease expense:
Amortization of leased assets	21	26	30
Interest on lease liabilities	-	2	3
Total finance lease expense	21	28	33
Total lease expense	$2,646	$1,529	$546

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,500	$1,280	$762
Operating cash flows from finance leases	-	2	3
Financing cash flows from finance leases	21	26	28

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$1,338	$10,184	$5,322

Supplemental balance sheet information related to leases was as follows:

	December 31,
(in thousands)	2023	2022
Operating leases
Operating lease right-of-use assets	$13,758	$14,579

Current portion of operating lease liability	2,323	1,846
Operating lease liability, net of current portion	12,714	13,829
Total operating lease liabilities	$15,037	$15,675

Finance leases
Property and equipment, at cost	$112	$112
Accumulated depreciation	(97)	(80)
Property and equipment, net	$15	$32

Current portion of finance lease obligations	$-	$21
Finance lease obligations, net of current portion	-	-
Total finance lease liabilities	$-	$21

Weighted Average Remaining Lease Term
Operating leases	8.4 years	13.1 years
Finance leases	-	0.5 years

Weighted Average Discount Rate
Operating leases	4.6%	9.0%
Finance leases	0.0%	6.3%

As of December 31, 2023, maturities of lease liabilities were as follows:

(in thousands)	Operating	Finance
Years Ended December 31,	leases	leases
2024	2,373	-
2025	2,019	-
2026	2,032	-
2027	1,971	-
Thereafter	9,663	-
Total minimum lease payments	18,058	-
Less: amount representing interest	(3,021)	-
Present value of lease liabilities	$15,037	$-

13. COMMITMENTS AND CONTINGENCIES

Purchase commitments

During the quarter ended September 30, 2023, we entered into a $9.3 million purchase commitment with a contract manufacturing partner for the production of MOVIA sensor inventory to support direct sales to both automotive and non-automotive customers. We made a payment of $3.1 million during the third quarter and expect to make the remaining future payments by the end of the second quarter of 2024 based on an agreed sensor delivery schedule.

Litigation

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows.

14. INCOME TAXES

Components of income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2023	2022	2021

United States	$(86,730)	$(53,091)	$(43,200)
Foreign	5,034	-	-
Total	$(81,696)	$(53,091)	$(43,200)

Components of income tax expense (benefit) (in thousands):

	Year Ended December 31,
	2023	2022	2021

Current
Federal	$-	$-	$-
State	-	-	-
International	2,061	-	-
Total Current Tax Expense	2,061	-	-

Deferred
Federal	-	-	-
State	-	-	-
International	(915)	-	-
Total Deferred Tax Expense	(915)	-	-

Total Tax Expense	$1,146	$-	$-

The effective tax rate of our provision (benefit) for income taxes differs from the Federal statutory rate as follows:

	Year Ended December 31,
	2023	2022	2021

Statutory rate	21.0%	21.0%	21.0%
Permanent Items and adjustments	0.1%	0.0%	0.0%
Compensation related	(0.4)%	(0.5)%	(8.2)%
Share-based compensation	(1.7)%	(2.2)%	25.1%
Net operating loss expiration	(6.3)%	(9.0)%	(16.2)%
Tax credits	1.0%	1.5%	1.4%
Change in valuation allowance	(15.0)%	(10.8)%	(23.1)%
Bargain Purchase gain	0.9%	0.0%	0.0%
Other	(1.0)%	0.0%	0.0%
Total	(1.4)%	0.0%	0.0%

Deferred tax assets are summarized as follows (in thousands):

	December 31,
Deferred tax assets	2023	2022
Reserves	$632	$651
Net operating loss carryforwards	97,254	92,469
R&D credit carryforwards	10,114	9,628
Depreciation/amortization deferred	26,079	19,787
Operating lease liabilities	3,878	3,292
Other	7,833	7,360
Total deferred tax assets	145,790	133,187
Deferred tax liabilities:
Operating lease right-of-use assets	(3,272)	(3,062)
Total deferred tax liabilities	(3,272)	(3,062)
Net valuation allowances	(142,376)	(130,125)
Deferred tax assets	$142	$-

As of December 31, 2023, we maintained a valuation allowance of $142.4 million for our deferred tax assets that we believe are not more likely than not to be realized.

As of December 31, 2023, we have net operating loss carryforwards of approximately $463.1 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $10.1 million. During 2023, $23.1 million federal net operating losses and $0.3 million general business credits expired unused. A majority of the net operating loss carryforwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2024 to 2043, if not previously used.

Certain net operating losses arise from the deductibility for tax purposes of compensation under nonqualified stock options equal to the difference between the fair value of the stock on the date of exercise and the exercise price of the options. For financial reporting purposes, the tax effect of this deduction, when recognized, is accounted for as an income tax benefit.

In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our shareholders during any three-year period would result in limitations on our ability to use a portion of our net operating loss carryforwards.

We had no unrecognized tax benefits at December 31, 2023 or 2022.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2023, 2022 and 2021 we recognized no interest or penalties.

We file income tax returns in the U.S. federal jurisdiction, Oregon and in Germany. Due to our operating loss and credit carryforwards, the U.S. federal statute of limitations remains open for 1998 and onward. Tax years 2022 and forward remain open in Germany.

15. RETIREMENT SAVINGS PLAN

We have a retirement savings plan that qualifies under Internal Revenue Code Section 401(k). The plan covers all qualified employees. Contributions to the plan are made at the discretion of our Board of Directors. During the years ended December 31, 2023, 2022 and 2021 we contributed $0.5 million, $0.4 million and $0.3 million to the plan, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during our fiscal years ended December 31, 2023, 2022 and 2021.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), prior to the filing of this Form 10-K. Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

(d) Changes in Internal Control Over Financial Reporting. We completed the acquisition of Ibeo assets on January 31, 2023. As part of the asset acquisition, we are in the process of incorporating our controls and procedures with respect to MicroVision GmbH’s operations, and we will include internal controls with respect to their operations in our assessment of the effectiveness of our ICFR as of December 31, 2024. Other than changes related to incorporating our controls and procedures with respect to MicroVision GmbH, there was no change in our internal control over financial reporting during the period ended December 31, 2023 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

MicroVision, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Microvision Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Microvision Inc. as of December 31, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and schedule (collectively referred to as the “consolidated financial statements”) and our report dated February 29, 2024, expressed an unqualified opinion on those consolidated financial statements.

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

As discussed in Management’s Report on Internal Control Over Financial Reporting, in January 2023, the Company acquired certain assets of IBEO Automotives (Microvision GmbH). For the purposes of assessing internal control over financial reporting, management excluded Microvision GmbH, whose financial statements constitute approximately 10% of the Company’s consolidated total assets (excluding $18 million of intangible assets, which were integrated into the Company’s control environment) and approximately 5% of consolidated net loss as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal controls over the financial reporting of Microvision GmbH.

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

/s/ Moss Adams LLP

Seattle, Washington

February 29, 2024

We have served as the Company’s auditor since 2012.

ITEM 9B.	OTHER INFORMATION

(a) None.

(b) During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K in Item 4A. The information required by this Item 10 of Form 10-K and not provided in Item 4A will be included under the caption “Proposal One – Election of Directors” and “Board of Directors & Governance Matters” in our 2024 Proxy Statement and is incorporated herein by reference. Our 2024 Proxy Statement will be filed with the SEC prior to our 2024 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K will be included under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Director Compensation for 2023” in our 2024 Proxy Statement and are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as of December 31, 2023, regarding equity compensation plans approved and not approved by shareholders is summarized in the following table (in thousands, except per share data):

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders			9,422
Options to purchase common stock	752	$1.35
Restricted stock units and performance stock units	9,983	-
Equity compensation plans not approved by shareholders	-	-	-
Total	10,735		9,422

The other information required by this Item 12 of Form 10-K will be included under the caption “Information about MicroVision Common Stock” in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K will be included under the captions “Certain Relationships and Related Transactions” and “Board of Directors & Governance Matters” in our 2024 Proxy Statement and are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 of Form 10-K will be included under the caption “Independent Registered Public Accounting Firm” in our 2024 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Documents filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2023 and 2022

●	Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021

●	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2023, 2022 and 2021

●	Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2023, 2022 and 2021

●	Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021

●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II

MicroVision, Inc.

Valuation and Qualifying Accounts and Reserves Schedule

(In thousands)

		Additions
Year Ended December 31,	Balance at beginning of fiscal period	Charges to costs and expenses	Charges to other accounts	Deductions	Balance at end of fiscal period
2021
Tax valuation allowance	$114,407	$9,973	$-	$-	$124,380

2022
Tax valuation allowance	$124,380	$5,745	$-	$-	$130,125

2023
Tax valuation allowance	$130,125	$12,252	$-	$-	$142,377

All other schedules are omitted because they are not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

3. Exhibits

The following exhibits are referenced or included in this Annual Report on Form 10-K.

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated December 1, 2022, by and between Ibeo Automotive Systems GmbH and MicroVision GmbH(14)
2.2	Amendment Agreement, dated January 31, 2023, to the Asset Purchase Agreement, dated December 1, 2022, by and between Ibeo Automotive Systems GmbH and MicroVision GmbH(14)
3.1	Amended and Restated Certificate of Incorporation of MicroVision, Inc., as amended.(2)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc.(4)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc. dated June 7, 2018.(6)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc. dated October 8, 2020.(8)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc. dated May, 18, 2023.(7)
3.6	Amended and Restated Bylaws of MicroVision, Inc. (5)
4.1	Form of Specimen Stock Certificate for Common Stock.(1)
4.2	Description of Common Stock (9).
10.1	2022 MicroVision, Inc. Incentive Plan.(13)*
10.2	Lease Agreement Concerning Office Premises between Victoria Immo Properties I S.à r.l., dated December 15, 2023 (covering approximately 60,000 square feet).
10.3	Change of Control Severance Plan.(3)*
10.4	Employment Agreement between MicroVision, Inc. and Sumit Sharma dated April 8, 2021. (11)
10.5	At-the-Market Issuance Sales Agreement, dated August 29,2023, by and between the Company and Craig-Hallum Capital Group LLC(10)
10.6	Lease Agreement between Redmond East Office Park LLC and MicroVision, Inc. dated September 24, 2021 (covering approximately 16,681 square feet). (12)
10.7	Lease Agreement between Redmond East Office Park LLC and MicroVision, Inc. dated September 24, 2021 (covering approximately 36,062 square feet). (12)
10.8	Form of Performance-Based Restricted Stock Unit Agreement(13)*
10.9	Form of Restricted Stock Unit Agreement(15)*
10.10	At-the-Market Issuance Sales Agreement, dated June 16,2023, by and between the Company and Craig-Hallum Capital Group LLC(16)
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm – Moss Adams LLP.
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
97.1	Policy on Recoupment of Incentive Compensation
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Company’s Post-Effective Amendment to Form S-3 Registration Statement, Registration No. 333-102244.
(2)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2009.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 24, 2022.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2012.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 14, 2023.
(6)	Incorporated by reference to the Company’s Amendment No. 2 to Form S-1 Registration Statement, Registration No. 333-222857.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 19, 2023.
(8)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2020.
(9)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2020.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 29, 2023.
(11)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2021.
(12)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2021.
(13)	Incorporated by reference to the Company’s Form S-8 filed on June 8, 2022.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 3, 2023.
(15)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2022.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 16, 2023.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroVision, Inc.

	By	/s/ Sumit Sharma
Sumit Sharma
Date: February 29, 2024		Chief Executive Officer and Director

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on February 29, 2024.

Signature	Title

/s/ Sumit Sharma	Chief Executive Officer and Director
Sumit Sharma	(Principal Executive Officer)

/s/ Anubhav Verma	Chief Financial Officer
Anubhav Verma	(Principal Financial Officer and Principal Accounting Officer)

/s/ Simon Biddiscombe	Director
Simon Biddiscombe

/s/ Robert P. Carlile	Director
Robert P. Carlile

/s/ Judy Curran	Director
Judy Curran

/s/ Jeffrey Herbst	Director
Jeffrey Herbst

/s/ Mark Spitzer	Director
Mark Spitzer

/s/ Brian V. Turner	Director
Brian V. Turner

