Form 10-Q
period 2024-03-31
MICROVISION, INC.
filed 2024-05-10
CIK 65770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

YES ☐ NO ☒

The number of shares of the registrant’s common stock outstanding as of May 6, 2024 was 206,659,634.

PART I.

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$44,298	$45,167
Investment securities, available-for-sale	28,770	28,611
Restricted cash, current	71	3,263
Accounts receivable, net of allowances	1,121	949
Inventory	3,738	3,874
Other current assets	4,302	4,890
Total current assets	82,300	86,754

Property and equipment, net	8,549	9,032
Operating lease right-of-use asset	13,212	13,758
Restricted cash, net of current portion	1,968	961
Intangible assets, net	16,662	17,235
Other assets	1,491	1,895
Total assets	$124,182	$129,635

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$2,161	$2,271
Accrued liabilities	9,971	8,640
Accrued liability for Ibeo business combination	2,969	6,300
Contract liabilities	213	300
Current portion of operating lease liability	2,167	2,323
Other current liabilities	270	669
Total current liabilities	17,751	20,503

Operating lease liability, net of current portion	12,358	12,714
Other long-term liabilities	270	614
Total liabilities	30,379	33,831

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $0.001; 25,000 shares authorized; zero and zero shares issued and outstanding	-	-
Common stock, par value $0.001; 310,000 shares authorized; 205,874 and 194,736 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	206	195
Additional paid-in capital	885,119	860,765
Accumulated other comprehensive income	157	210
Accumulated deficit	(791,679)	(765,366)
Total shareholders’ equity	93,803	95,804
Total liabilities and shareholders’ equity	$124,182	$129,635

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Revenue	$956	$782

Cost of revenue	1,277	544

Gross margin	(321)	238

Research and development expense	17,311	12,692
Sales, marketing, general and administrative expense	9,078	8,737
Total operating expenses	26,389	21,429

Loss from operations	(26,710)	(21,191)

Bargain purchase gain, net of tax	-	1,706
Other income (expense), net	631	639

Net loss before taxes	(26,079)	(18,846)

Income tax expense	(234)	(181)

Net loss	$(26,313)	$(19,027)

Net loss per share - basic and diluted	$(0.13)	$(0.11)

Weighted-average shares outstanding - basic and diluted	196,748	174,703

The accompanying notes are an integral part of these financial statements.

4

MicroVision, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(26,313)	$(19,027)

Other comprehensive loss:
Unrealized gain (loss) on investment securities, available for sale	(34)	77
Unrealized gain (loss) on translation	(19)	107
Comprehensive loss	$(26,366)	$(18,843)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional	Accumulated other		Total
		Par	paid-in	comprehensive	Accumulated	shareholders’
	Shares	value	capital	income (loss)	deficit	equity
Balance at January 1, 2023	170,503	$171	$772,221	$(127)	$(682,524)	$89,741
Share-based compensation expense	463	-	2,949	-	-	2,949
Sales of common stock, net of issuance costs	5,060	5	12,686	-	-	12,691
Net loss	-	-	-	-	(19,027)	(19,027)
Other comprehensive income	-	-	-	184	-	184
Balance at March 31, 2023	176,026	$176	$787,856	$57	$(701,551)	$86,538

Balance at January 1, 2024	194,736	$195	$860,765	$210	$(765,366)	$95,804
Share-based compensation expense	628	1	3,742	-	-	3,743
Exercise of options	84	-	62	-	-	62
Sales of common stock, net of issuance costs	10,426	10	20,550	-	-	20,560
Net loss	-	-	-	-	(26,313)	(26,313)
Other comprehensive loss	-	-	-	(53)	-	(53)
Balance at March 31, 2024	205,874	$206	$885,119	$157	$(791,679)	$93,803

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024		2023
Cash flows from operating activities
Net loss		$(26,313)	$(19,027)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization		1,800	2,524
Impairment of property and equipment		13	-
Bargain purchase gain		-	(1,706)
Share-based compensation expense		3,743	2,949
Inventory write-downs		9	29
Net accretion of premium on short-term investments		(288)	(396)

Change in:
Accounts receivable		(172)	(506)
Contract assets		-	(192)
Inventory		102	(87)
Other current and non-current assets		992	647
Accounts payable		(527)	1,629
Accrued liabilities		1,331	2,017
Contract liabilities and other current liabilities		(480)	(711)
Operating lease liabilities		(639)	(669)
Other long-term liabilities		(330)	17
Net cash used in operating activities		(20,759)	(13,482)

Cash flows from investing activities
Sales of investment securities		7,900	22,000
Purchases of investment securities		(7,805)	(3,898)
Purchases of property and equipment		(114)	(615)
Cash paid for Ibeo business combination		(3,263)	(11,233)
Net cash provided by (used in) investing activities		(3,282)	6,254

Cash flows from financing activities
Principal payments under finance leases		-	(6)
Proceeds from stock option exercises		62	-
Net proceeds from issuance of common stock		20,956	12,691
Net cash provided by financing activities		21,018	12,685

Effect of exchange rate changes on cash and cash equivalents		(31)	-

Change in cash, cash equivalents, and restricted cash		(3,054)	5,457
Cash, cash equivalents, and restricted cash at beginning of period		49,391	21,954
Cash, cash equivalents, and restricted cash at end of period		$46,337	$27,411

Supplemental schedule of non-cash investing and financing activities
Non-cash additions to property and equipment		$21	$703
Acquisition of right-of-use asset	$		$234
Settlement of preexisting Advance to Ibeo in exchange for net assets acquired		$-	$4,132
Amounts issued to escrow for acquisition consideration		$-	$3,263
Accrued liability for Ibeo business combination		$2,969	$2,928
Accrued financing fees		$396	$-
Foreign currency translation adjustment		$(19)	$107
Unrealized gain (loss) in investment securities, available-for-sale		$(34)	$77

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$44,298	$45,167
Restricted cash	2,039	4,224
Cash, cash equivalents, and restricted cash	$46,337	$49,391

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. MANAGEMENT’S STATEMENT

The Condensed Consolidated Balance Sheets as of March 31, 2024, the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss and Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2024 and 2023, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, have been prepared by MicroVision, Inc. (“we” or “our”) and have not been audited. In the opinion of management, all adjustments necessary to state fairly the financial position at March 31, 2024 and the results of operations and cash flows for all periods presented have been made and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (SEC). The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these Condensed Consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

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

At March 31, 2024, we had total liquidity of $73.1 million including $44.3 million in cash and cash equivalents and $28.8 million in short-term investment securities. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.

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

The components of basic and diluted net loss per share were as follows (in thousands, except loss per share data):

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net loss available for common shareholders - basic and diluted	$(26,313)	$(19,027)
Denominator:
Weighted-average common shares outstanding - basic and diluted	196,748	174,703

Net loss per share - basic and diluted	$(0.13)	$(0.11)

For the three months ended March 31, 2024 and 2023, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive: outstanding options exercisable into a total of 0.7 million and 0.9 million shares of common stock, respectively, and 9.2 million and 8.4 million nonvested restricted stock units, respectively.

3. BUSINESS COMBINATION

On January 31, 2023, we completed the acquisition of certain net assets of Ibeo, a lidar hardware and software provider based in Hamburg, Germany. The purpose of the acquisition was to acquire certain Ibeo assets, primarily intellectual property, and personnel, to enable us to expand our technology and product portfolio and diversify our revenue profile.

Total consideration related to this transaction was approximately EUR 20.0 million or $21.6 million, consisting of approximately (i) EUR 7.0 million or $7.6 million in cash paid at closing, (ii) EUR 6.6 million or $7.1 million in cash advanced to Ibeo prior to closing, (iii) EUR 3.0 million or $3.3 million released from escrow during the quarter ended March 31, 2024, (iv) EUR 0.6 million or $0.7 million in costs paid on behalf of the seller, and (v) EUR 2.7 million or approximately $3.0 million after calculating the deduction in purchase price agreed between both the parties. The remaining balance of approximately EUR 2.7 million is recorded as an accrued liability for Ibeo business combination on our balance sheet as of March 31, 2024 and is expected to be paid during the second quarter of 2024. In addition, we incurred $0.6 million of acquisition-related costs associated with the acquisition during the three months ended March 31, 2023, which were included in Sales, marketing, general and administrative expense.

The transaction has been accounted for as a business combination. The results of operations for the acquisition are included in our consolidated financial statements from the date of acquisition onwards.

The following table summarizes the final purchase price allocation to assets acquired and liabilities assumed (in thousands):

		Weighted Average
	Amount	Useful Life (in years)
Total purchase consideration	$21,611

Inventory	$1,197
Other current assets	703
Operating lease right-of-use asset	234
Property and equipment, net	5,330
Intangible assets:
Acquired technology	17,987	13
Order backlog	26	1
Contract liabilities	(1,178)
Operating lease liabilities	(234)
Deferred tax liabilities	(785)
Total identifiable net assets	$23,280
Bargain purchase gain(1)	(1,669)

(1)	The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase consideration and is included in bargain purchase gain in the Consolidated Statement of Operations. The bargain purchase gain was attributable to the negotiation process with Ibeo during its insolvency proceedings resulting in cash consideration paid being less than the fair value of the net assets acquired.

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

Disaggregation of revenue

The following table provides information about disaggregated revenue by timing of revenue recognition (in thousands):

	Three Months Ended March 31, 2024
	Product	License and Royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$856	$47	$53	$956
Product and services transferred over time	-	-	-	-
Total	$856	$47	$53	$956

	Three Months Ended March 31, 2023
	Product	License and Royalty	Contract
	revenue	revenue	revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$590	$-	$-	$590
Product and services transferred over time	-	-	192	192
Total	$590	$-	$192	$782

Contract balances

Under Topic 606, our rights to consideration are presented separately depending on whether those rights are conditional or unconditional. We present our unconditional rights to consideration as “accounts receivable” in our Balance Sheet.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	March 31,	December 31,
	2024	2023	$ Change	% Change

Contract assets	$1,121	$949	$172	18.1
Contract liabilities	(213)	(300)	87	(29.0)
Net contract assets (liabilities)	$908	$649	$259	39.9

Contract acquisition costs

We are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. We currently do not pay any commissions upon the signing of a contract; therefore, no commission cost has been incurred as of March 31, 2024.

Transaction price allocated to the remaining performance obligations

The remaining balance of the contract liabilities was approximately $0.2 million as of March 31, 2024. The following table provides information about the estimated timing of revenue recognition (in thousands):

	Remainder of 2024	2025

Revenue	$213	$-

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

The valuation inputs hierarchy classification for assets measured at fair value on a recurring basis are summarized below as of March 31, 2024 and December 31, 2023 (in thousands). These tables do not include cash held in our money market savings accounts.

As of March 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Corporate debt securities	$-	$11,526	$-	$11,526
U.S. Treasury securities	-	17,244	-	17,244
	$-	$28,770	$-	$28,770

As of December 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Corporate debt securities	$-	$8,471	$-	$8,471
U.S. Treasury securities	-	20,140	-	20,140
	$-	$28,611	$-	$28,611

Our short-term investments are summarized below as of March 31, 2024 and December 31, 2023 (in thousands).

				Investment
	Cost/	Gross	Gross	Securities,
	Amortized	Unrealized	Unrealized	Available-
	Cost	Gains	Losses	For-Sale
As of March 31, 2024
Assets
Corporate debt securities	$11,531	$2	$(7)	$11,526
U.S. Treasury securities	17,247	3	(6)	17,244
	$28,778	$5	$(13)	$28,770

				Investment
	Cost/	Gross	Gross	Securities,
	Amortized	Unrealized	Unrealized	Available-
	Cost	Gains	Losses	For-Sale
As of December 31, 2023
Assets
Corporate debt securities	$8,466	$6	$(1)	$8,471
U.S. Treasury securities	20,119	21	-	20,140
	$28,585	$27	$(1)	$28,611

The maturities of the investment securities available-for-sale as of March 31, 2024 and December 31, 2023 are shown below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of March 31, 2024
Maturity date
Less than one year	$28,778	$5	$(13)	$28,770
	$28,778			$28,770

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2023
Maturity date
Less than one year	$28,585	$27	$(1)	$28,611
	$28,585			$28,611

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2024 and December 31, 2023 (in thousands):

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
As of March 31, 2024
Corporate debt securities	$5,667	$(7)	$-	$-	$5,667	$(7)
U.S. Treasury securities	8,381	(6)	-	-	8,381	(6)
	$14,048	$(13)	$-	$-	$14,048	$(13)

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
As of December 31, 2023
Corporate debt securities	$1,488	$(1)	$-	$-	$1,488	$(1)
U.S. Treasury securities	1,486	-	-	-	1,486	-
	$2,974	$(1)	$-	$-	$2,974	$(1)

6. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND SUPPLIERS

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash equivalents and investment securities. As of March 31, 2024, our cash and cash equivalents are comprised of operating checking accounts and short-term highly rated money market savings accounts. Our short-term investments are comprised of highly rated corporate bonds and U.S. Treasury securities.

Concentration of major customers and suppliers

For the three months ended March 31, 2024, a major global commercial trucking OEM accounted for $0.5 million in revenue, representing 52% of our total revenue, and a leading supplier of agricultural equipment manufacturer accounted for $0.3 million in revenue, representing 33% of our total revenue. For the three months ended March 31, 2023, one commercial customer accounted for $0.4 million in revenue, representing 46% of our total revenue, a second commercial customer accounted for $0.2 million in revenue, representing 24% of our total revenue, and a third commercial customer accounted for $0.08 million in revenue, representing 10% of our total revenue.

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

7. FINANCIAL STATEMENT COMPONENTS

The following financial statement components have significant balances as of March 31, 2024.

Restricted Cash

During the quarter ended March 31, 2024, Restricted cash, current decreased by $3.3 million as that amount was released from escrow in connection with the Asset Purchase Agreement with Ibeo. In addition, Restricted cash, net of current portion increased by approximately $1.0 million related to cash that is held as collateral for a Hamburg, Germany lease.

Inventory

Inventory consists of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Raw materials	$1,709	$1,574
Work in process	-	305
Finished goods	2,029	1,995
	$3,738	$3,874

Inventory is computed using the first-in, first-out (FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

Property and equipment

Property and equipment consists of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Production equipment	$6,140	$6,140
Leasehold improvements	3,962	3,843
Computer hardware and software/lab equipment	12,200	12,149
Office furniture and equipment	5,235	5,367
	27,537	27,499
Less: Accumulated depreciation	(18,988)	(18,467)
	$8,549	$9,032

Depreciation expense was $0.6 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively.

Intangible assets

The components of intangible assets were as follows:

	Gross		Net	Weighted Average
As of March 31, 2024	Carrying	Accumulated	Carrying	Remaining
(in thousands)	Amount	Amortization	Amount	Period (Years)
Acquired technology	$20,172	$3,510	$16,662	11
Backlog	26	26	-	-
	$20,198	$3,536	$16,662

	Gross		Net	Weighted Average
As of December 31, 2023	Carrying	Accumulated	Carrying	Remaining
(in thousands)	Amount	Amortization	Amount	Period (Years)
Acquired technology	$20,172	$2,940	$17,232	12
Backlog	26	23	3	-
	$20,198	$2,963	$17,235

Amortization expense was $0.6 million and $0.4 million during the three months ended March 31, 2024 and 2023, respectively.

The following table outlines our estimated future amortization expense related to intangible assets held at March 31, 2024 by line item on the statement of operations (in thousands):

		Research and
	Cost of	Development
Years Ended December 31,	Revenue	Expense	Total
2024 (remainder of the year)	$1,161	$396	$1,557
2025	1,548	53	1,601
2026	1,548	24	1,572
2027	1,508	-	1,508
Thereafter	10,424	-	10,424
	$16,189	$473	$16,662

8. SHARE-BASED COMPENSATION

We issue share-based compensation to employees in the form of restricted stock units (RSUs), performance stock units (PSUs) and stock options. We account for the share-based awards by recognizing the fair value of share-based compensation expense on a straight-line basis over the service period of the award, net of estimated forfeitures. The fair value of RSUs and non-executive PSUs is determined by the closing price of our common stock on the grant date. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model. Changes in estimated inputs or using other option valuation methods may result in materially different option values and share-based compensation expense.

The following table summarizes the amount of share-based compensation expense by line item on the statements of operations:

	Three Months Ended
Share-based compensation expense	March 31,
(in thousands)	2024	2023
Research and development expense	$1,344	$757
Sales, marketing, general and administrative expense	2,399	2,192
	$3,743	$2,949

Options activity and positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term and aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2024:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding as of March 31, 2024	668,000	$1.42	4.3	$412

Exercisable as of March 31, 2024	668,000	$1.42	4.3	$412

As of March 31, 2024, there is no unrecognized share-based employee compensation related to stock options.

Restricted stock activity and positions

The following table summarizes activity and positions with respect to RSUs and PSUs for the three months ended March 31, 2024 (in thousands, except per share data):

		Weighted-average
	Shares	price
Unvested as of December 31, 2023	9,983	$3.09
Granted	34	2.35
Vested	(802)	6.12
Forfeited	-	-
Unvested as of March 31, 2024	9,215	$2.81

During the quarter ended March 31, 2024, we issued 34,000 shares to non-executive employees for new hire grants. These shares were valued based on the closing price of our common stock on the dates of grant and vest over three or four years.

As of March 31, 2024, our unrecognized share-based compensation related to RSUs was $3.3 million, which we plan to expense over the next 2.0 years, our unrecognized share-based compensation related to executive PSUs was $4.4 million, which we plan to expense over the next 1.6 years, and our unrecognized share-based compensation related to the non-executive PSUs was $2.0 million, which we plan to expense over the next 1.0 years.

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

In December 2023, we entered into a lease on approximately 60,000 square feet of space located in central Hamburg in Germany. This lease is intended to replace the office space described in the immediately preceding paragraph. The lease provides for a term of 60 months and will commence on the date the property is delivered to us, which is expected to occur between August 1, 2024 and December 31, 2024. The total minimum lease payments related to this forward-starting lease are approximately $8.3 million. The lease liability associated with this forward-starting lease are excluded from the tables below.

The components of lease expense were as follows:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Operating lease expense	$665	$690

Finance lease expense:
Amortization of leased assets	-	6
Interest on lease liabilities	-	-
Total finance lease expense	-	6
Total lease expense	$665	$696

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$639	$669
Operating cash flows from finance leases	-	-
Financing cash flows from finance leases	-	6

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Operating leases
Operating lease right-of-use assets	$13,212	$13,758

Current portion of operating lease liability	2,167	2,323
Operating lease liability, net of current portion	12,358	12,714
Total operating lease liabilities	$14,525	$15,037

Finance leases
Property and equipment, at cost	$112	$112
Accumulated depreciation	(102)	(97)
Property and equipment, net	$10	$15

Current portion of finance lease obligations	$-	$-
Finance lease obligations, net of current portion	-	-
Total finance lease liabilities	$-	$-

Weighted Average Remaining Lease Term
Operating leases	8.4 years	8.4 years
Finance leases	-	-

Weighted Average Discount Rate
Operating leases	4.6%	4.6%
Finance leases	0.0%	0.0%

As of March 31, 2024, maturities of lease liabilities were as follows:

(in thousands)	Operating	Finance
Years Ended December 31,	leases	leases
2024 (remainder of the year)	1,670	-
2025	2,063	-
2026	2,013	-
2027	1,983	-
Thereafter	9,663	-
Total minimum lease payments	17,392	-
Less: amount representing interest	(2,867)	-
Present value of lease liabilities	$14,525	$-

10. COMMITMENTS AND CONTINGENCIES

Purchase commitments

During the quarter ended September 30, 2023, we entered into a $9.3 million purchase commitment with a contract manufacturing partner for the production of MOVIA sensor inventory to support direct sales to both automotive and non-automotive customers. We expect to make remaining future payments of approximately $5.7 million by the end of the year 2024 or in the first quarter of 2025.

Litigation

We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows.

11. COMMON STOCK

In March, 2024, we entered into a $150 million ATM equity offering agreement with Deutsche Bank Securities, Inc., Mizuho Securities USA LLC and Craig-Hallum Capital Group LLC (collectively, the “Agents”). Under the agreement, we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $150 million through or directly to the Agents. As of March 2024, we had completed the sale of 10.4 million shares for net proceeds of $20.6 million. As of March 2024, we have approximately $128.2 million available under this sales agreement.

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

12. INCOME TAXES

We recognized income tax expense of $0.2 million and $0.2 million during the quarters ended March 31, 2024 and 2023, respectively, mainly related to foreign income taxes.

As of March 31, 2024, we continue to have no unrecognized tax positions.

13. RESTRUCTURING CHARGES

In the first quarter of 2024, to better align our resources to support our business needs, we reduced our global workforce by approximately 18%, with a shift away from sensor fusion development work. We recognized approximately $2.5 million in restructuring and related reorganization charges during the three months ended March 31,2024. The charges were predominately related to employee severance and benefit costs and approximately $2.4 million was unpaid and included in accrued liabilities as of March 31,2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The information set forth in this report in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” includes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. Such statements may include, but are not limited to, projections of revenues and expenses, and measures of income or loss, status of product development and performance, market opportunity and future demand, partner and customer engagement, cooperative arrangements, strategic plans, future operations, financing needs or plans of MicroVision, Inc. (“we,” “our,” or “us”), as well as assumptions relating to the foregoing. The words “anticipate,” “could,” “believe,” “estimate,” “expect,” “goal,” “may,” “plan,” “will” and similar expressions identify forward-looking statements. Factors that could cause actual results to differ materially from those projected in our forward-looking statements include risk factors identified below in Item 1A.

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

Although our development and productization efforts are now solely focused on our lidar sensors and related software solutions, our revenue in the fiscal year ended December 31, 2023 was largely derived from one customer, Microsoft Corporation, related to components that we developed for a high-definition display system. Our arrangement with this customer generated royalty income, which we do not expect will continue in future periods.

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

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that materially affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We evaluate our estimates on a continuous basis. We base our estimates on historical data, terms of existing contracts, our evaluation of trends in the consumer display and 3D sensing industries, information provided by our current and prospective customers and strategic partners, information available from other outside sources and on various other assumptions we believe to be reasonable under the circumstances. The results form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Except for changes in accounting for business combinations associated with our acquisition of Ibeo assets, there have been no significant changes to our critical accounting judgments, policies, and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of operations

Revenue

(in thousands)	2024	2023	$ change	% change
Three Months Ended March 31,	$956	$782	$174	22.3

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

The increase in revenue for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to an increase in shipments of MOVIA L sensors to Daimler Truck North America and affiliates as part of their RFQ evaluation process, the amortization of intangible assets and one-time license fees. The change in cost of revenue was driven primarily by the revenue mix as Q1 2023 had MOSAIK software revenue compared to MOVIA sensors in Q1 2024.

Cost of revenue

		% of		% of
(in thousands)	2024	revenue	2023	revenue	$ change	% change
Three Months Ended March 31,	$1,277	133.6	$544	69.6	$733	134.7

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

Cost of revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of overhead expense and the volume of direct material purchased. The increase in cost of revenue for the three months ended March 31, 2024 compared to the same period in 2023 was due to minimum license fees and the amortization of intangible assets.

Research and development expense

(in thousands)	2024	2023	$ change	% change
Three Months Ended March 31,	$17,311	$12,692	$4,619	36.4

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

The increase in research and development expense during the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to restructuring charges of approximately $2.3 million, higher salary and benefits expenses of approximately $1.1 million and higher purchased services of $1.2 million.

Sales, marketing, general and administrative expense

(in thousands)	2024	2023	$ change	% change
Three Months Ended March 31,	$9,078	$8,737	$341	3.9

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense during the three months ended March 31, 2024 compared to the same period in 2023 was primarily attributed higher salary and benefits expenses of approximately $0.9 million, higher non-cash compensation expense of $0.2 million, higher trade show expense of $0.2 million, offset by lower professional fees of $1.0 million.

Bargain purchase gain, net of tax

(in thousands)	2024	2023	$ change	% change
Three Months Ended March 31,	$-	$1,706	$(1,706)	(100.0)

During the three months ended March 31, 2023, we recorded a bargain purchase gain related to the acquisition of assets from Ibeo. The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase consideration paid in the transaction.

Liquidity and capital resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. At March 31, 2024, we had $44.3 million in cash and cash equivalents and $28.8 million in short-term investment securities. We also have approximately $128.2 million availability left on our existing $150.0 million ATM facility that was put in place in the first quarter of 2024. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.

Operating activities

Cash used in operating activities totaled $20.8 million during the three months ended March 31, 2024 compared to cash used in operating activities of $13.5 million during the same period in 2023. Cash used in operating activities resulted primarily from cash used to fund our net loss, after adjusting for non-cash charges such as share-based compensation, depreciation and amortization charges and changes in operating assets and liabilities. The changes in cash used in operating activities were primarily attributed to increased operating expenses to support the development of our lidar sensor. During the second half of 2023, we made a payment of $3.1 million to our contract manufacturing partner in connection with the production of MOVIA sensor inventory for direct sales to both automotive and non-automotive customers, primarily as samples for evaluation. We expect to make remaining future payments to this manufacturing partner of approximately $5.7 million by the end of the year 2024 or in the first quarter of 2025.

Investing activities

During the three months ended March 31, 2024, net cash used in investing activities was $3.3 million compared to net cash provided by investing activities of $6.3 million during the three months ended March 31, 2023. During the three months ended March 31, 2024, we purchased short-term investment securities totaling $7.8 million and sold short-term investment securities totaling $7.9 million. During the three months ended March 31, 2023, we purchased short-term investment securities totaling $3.9 million and sold short-term investment securities totaling $22.0 million. Purchases of property and equipment during the three months ended March 31, 2024 and 2023 were $0.1 million and $0.6 million, respectively. During the quarter ended March 31, 2023, we made payments totaling $11.2 million related to the acquisition of Ibeo assets. An additional $3.3 million was withheld from the Purchase Price and held in escrow for 13 months post-Closing as partial security for potential claims arising out of or in connection with the Asset Purchase Agreement and such amount was released from escrow in the first quarter of 2024. We expect to make the final payment related to the Ibeo acquisition of approximately $3.0 million in the second quarter of 2024.

Financing activities

Cash provided by financing activities totaled $21.0 million during the three months ended March 31, 2024, compared to net cash provided by financing activities of $12.7 during the same period of 2023. Proceeds received from stock option exercises totaled $62,000 during the three months ended March 31, 2024. Principal payments under finance leases were $0 during the three months ended March 31, 2024 compared to $6,000 during the three months ended March 31, 2023. Net proceeds from issuance of common stock were $21.0 million during three months ended March 31, 2024 compared to $12.7 million during the three months ended March 31, 2023.

The following is a list of our financing activities during 2024 and 2023.

●	In March 2024, we entered into a $150.0 million ATM equity offering agreement with Deutsche Bank Securities, Inc., Mizuho Securities USA LLC and Craig-Hallum Capital Group LLC (collectively, the “Agents”). Under the agreement, we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $150.0 million through or directly to the Agents. As of March 2024, we completed sales under such sales agreement of 10.4 million shares for net proceeds of $20.6 million. As of March 2024, we have approximately $128.2 million available under this sales agreement.
●	In June 2021, we entered into a $140.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we were able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $140.0 million through Craig-Hallum. As of December 31, 2022, we had issued 8.3 million shares of our common stock for net proceeds of $81.8 million under this ATM agreement. During the quarter ended March 31, 2023, we issued 5.0 million shares of our common stock for net proceeds of $12.5 million under the agreement. The sales agreement was terminated in June 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and market liquidity risk

As of March 31, 2024, all of our cash and cash equivalents have variable interest rates; however, we believe our exposure to market and interest rate risk is not material. Due to the generally short-term maturities of our investment securities, we believe that the market risk arising from our holdings of these financial instruments is not significant. We do not believe that inflation has had a material effect on our business, financial condition or results of operations; however, we do anticipate our labor costs to increase as a result of inflationary pressures.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of March 31, 2024, our cash and cash equivalents are comprised of short-term highly rated (A rated securities and above) money market savings accounts and our short-term investments are comprised of highly rated corporate and government debt securities (A rated securities and above). The values of cash and cash equivalents and investment securities, available-for-sale as of March 31, 2024, are as follows:

(in thousands)	Amount	Percent
Cash and cash equivalents	$44,298	60.6%
Less than one year	28,770	39.4%
	$73,068	100.0%

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Related to Our Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

●	As of March 31, 2024, we had an accumulated deficit of $791.7 million.
●	We incurred net losses of $765.4 million from inception through 2023, and a net loss of $26.3 million during the three months ended March 31, 2024.

The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered by companies formed to develop and commercialize new technologies. In particular, our operations to date have focused primarily on research and development of our LBS technology system, including products built around that technology such as our automotive lidar sensors, and development of demonstration units. We are unable to accurately estimate future revenues and operating expenses based upon historical performance.

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

For the three months ended March 31, 2024, one commercial customer accounted for $0.5 million in revenue, representing 52% of our total revenue, and a second commercial customer accounted for $0.3 million in revenue, representing 33% of our total revenue. For the three months ended March 31, 2023, one commercial customer accounted for $0.4 million in revenue, representing 46% of our total revenue, a second commercial customer accounted for $0.2 million in revenue, representing 24% of our total revenue, and a third commercial customer accounted for $0.08 million in revenue, representing 10% of our total revenue.

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

Our internal controls over financial reporting for fiscal year 2024 will include controls of our subsidiary, MicroVision GmbH, which became a significant subsidiary upon the closing of our acquisition of assets from Ibeo in 2023. Given the added complexity stemming from the inclusion of our German subsidiary in the 2024 internal controls audit, the risk of a material weakness in internal controls will be higher than it has been to date.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated significantly in the past, has recently been volatile, and may be volatile in the future. Over the 52-week period ending May 6, 2024, our common stock has traded at a low of $1.34 and a high of $8.20. We may continue to experience sustained depression or substantial volatility in our stock price in the foreseeable future unrelated to our operating performance or prospects. For the fiscal year ended December 31, 2023, we incurred a loss per share of $(0.45).

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

Additionally, securities of certain companies have in the past few years experienced significant and extreme volatility in stock price due to short sellers of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in both the stock prices of those companies and in the market, and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment, as in many cases the price per share has declined steadily as interest in those stocks have abated. There can be no assurance that our shares will not be subject to a short squeeze in the future, and investors may lose a significant portion or all of their investment if they purchase our shares at a rate that is significantly disconnected from our underlying value

If we are unable to maintain our listing on The Nasdaq Global Market, it could become more difficult to sell our stock in the public market.

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

On May 6, 2024, the closing price of our common stock was $1.67 per share.

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

A major catastrophe, such as an earthquake, monsoon, flood, infectious disease including the COVID-19 virus, or other natural disaster, labor strike, or work stoppage at our suppliers’ or manufacturers partners’ facilities or our customers, could result in a prolonged interruption of our business. A disruption resulting from any one of these events could cause significant delays in product shipments and the loss of sales and customers, which could have a material adverse effect on our financial condition, results of operations, and cash flows..

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

We also rely on the law of trade secrets to protect unpatented know-how and technology to maintain our competitive position. We try to protect this know-how and technology by limiting access to the trade secrets to those of our employees, contractors and partners, with a need-to-know such information and by entering into confidentiality agreements with parties that have access to it, such as our employees, consultants and business partners. Any of these parties could breach the agreements and disclose our trade secrets or confidential information, or our competitors might learn of the information in some other way. If any trade secret not protected by a patent were to be disclosed to or independently developed by a competitor, our competitive position could be negatively affected

We could be subject to significant product liability claims that could be time-consuming and costly, divert management attention and adversely affect our ability to obtain and maintain insurance coverage.

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

ITEM 5. OTHER INFORMATION

(c) During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. EXHIBITS

10.1	At-the-Market Issuance Sales Agreement, dated March 5, 2024, by and among the Company and Deutsche Bank Securities Inc., Mizuho Securities USA LLC and Craig-Hallum Capital Group LLC. (1)
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 5, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroVision, Inc.

Date: May 10, 2024	By	/s/ Sumit Sharma
Sumit Sharma
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2024	By	/s/ Anubhav Verma
Anubhav Verma
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

